Form 10-K
period 1993-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1994-02-25
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year ended December 31, 1993 Commission File Number 0-11709

                         FIRST CITIZENS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


          TENNESSEE
(State or other jurisdiction of             62-1180360
incorporation or organization)      (I.R.S. Employer Identification No.)


P. O. Box 370
First Citizens Place, Dyersburg, Tennessee                 38025-0370
(Address of Principal Executive Offices)                   (Zip Code)


        Registrant's telephone number, including area code (901) 285-4410


        Securities registered pursuant to Section 12(b) of the Act:


                                              Name of each exchange
Title of each class                            on which registered
      NONE                                           NONE


           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

     The aggregate market value of voting stock held by nonaffiliates of the registrant at December 31, 1993 was $21,199,680.

     Of the registrant's only class of common stock ($10.00 par value) there were 706,656 shares outstanding as of December 31, 1993.

                       DOCUMENTS INCORPORATED BY REFERENCE

                               Portions of the
                 Proxy Statement dated March 18, 1993 (Part III)
                         Filed by Electronic Submission

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     First Citizens Bancshares, Inc. ("Bancshares") was organized December, 1982 as a Tennessee Corporation and commenced operations in September, 1983, with the acquisition of all Capital Stock of First Citizens National Bank of Dyersburg ("First Citizens").

     First Citizens was chartered as a national bank in 1900 and presently operates a general retail banking business in Dyersburg and Dyer County, Tennessee providing customary banking services. First Citizens operates under the supervision of the Comptroller of the Currency, is insured up to applicable limits by the Federal Deposit Insurance Corporation and is a member of the Federal Reserve System. First Citizens operates under the day-to-day management of its own officers and directors; and formulates its own policies with respect to lending practices, interest rates, service charges and other banking matters.

     Bancshares' primary source of income is dividends received from First Citizens. Dividend payments are determined in relation to First Citizens' earnings, deposit growth and capital position in compliance with regulatory guidelines. Management anticipates that future increases in the capital of First Citizens will be accomplished through earnings retention or capital injection.

     The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

                                                December 31
                                              (in thousands)
                                  1993             1992            1991
Total Assets                    $234,892         $239,897        $227,017
Total Deposits                   193,823          193,459         193,064
Total Net Loans                  147,646          133,957         131,131
Total Equity Capital              21,700           19,309          17,576

     Individual bank performance is compared to industry standards through utilization of the Uniform Bank Performance Report (UBPR), published quarterly by the Federal Financial Institution's Examination Council. This report provides comparisons of significant operating ratios of First Citizens with peer group banks. Presented in the following chart are comparisons of First Citizens with peer group banks for the periods indicated:

                         12/31/93*          12/31/92           12/31/91
                      FCNB  PEER GRP     FCNB  PEER GRP     FCNB  PEER GRP

Average Assets/
Net Interest Income   4.49%   4.47%      4.51%   4.45%      4.22%   4.21%

Average Assets/
Net Operating Income  1.15%   1.34%       .91%   1.29%       .83%   1.08%

Net loan losses/
Average total loans    .29%    .15%       .47%    .25%       .40%    .30%

Primary Capital/
Average Assets        8.32%   8.83%      7.29%   8.48%      7.05%   8.13%

Cash Dividends/
Net Income           20.20%  38.00%     32.73%  30.49%     64.61%  44.88%

*Performance as of 12/31/93 is compared to peer group totals as of 09/30/93
 (Most recent UBPR available)


EXPANSION

     Bancshares may, subject to regulatory approval, acquire existing banks or organize new banks. The Federal Reserve Board permits bank holding companies to engage in non-banking activities closely related to banking or managing or controlling banks, subject to Board approval. In making such determination, the Federal Reserve Board considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects. Approval by the Federal Reserve Bank of a Bank Holding Company's application to participate in a proposed activity is not a determination that the activity is a permitted non-bank activity for all bank holding companies. Approval applies only to the applicant, although it suggests the likelihood of approval in a similar case.

     First Citizens National Bank through its strategic planning process has stated its intention to acquire other financial institutions within the West Tennessee Area. The Bank's objective in acquiring other banking institutions would be for asset growth and diversification into other market areas. Acquisitions would afford the bank increased economies of scale within the data processing function and better utilization of human resources. Any acquisition approved by the Board of Bancshares, Inc. would provide a profitable investment for shareholders. In January, 1994, a Letter of Intent to purchase was issued to a bank located in the West Tennessee Area. Consummation of the purchase transaction is pending based on acceptance of the offer and necessary regulatory approval.

     During 1985, the Tennessee Legislature passed the Regional Reciprocal Interstate Banking Act. This law provided for banks located within 13 states named therein to purchase banks located in Tennessee. Tennessee banks, in turn, could purchase financial institutions located in any of the states identified by the law. The Comptroller of the Currency ruled in 1987 that Banks may branch within any state to the extent permitted state-chartered thrifts also engaged in the business of banking. As a result of this ruling, the state legislature amended the 1985 Regional Reciprocal Interstate Banking Act effective January 1, 1991 to remove regional limitations on interstate banking. This will allow branching within any state which allows reciprocal branching.

     The issue of interstate branching is one which even bankers are unable to agree upon. Smaller banking organizations vigorously oppose the concept while the regionals and super-regionals continue to lobby for legislation which will allow them access to all markets.

SUPERVISION AND REGULATION

     Bancshares is a one-bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and examination by the Board of Governors of the Federal Reserve System.

     As a bank holding company, Bancshares is required to file with the Federal Reserve Board annual reports and other information regarding the business obligations of itself and its subsidiaries. Board approval must be obtained before Bancshares may:

     (1) Acquire ownership or control of any voting securities of a bank or Bank Holding Company where the acquisition results in the BHC owning or controlling more than 5 percent of a class of voting securities of that bank or BHC;

     (2) Acquire substantially all assets of a bank or BHC or merge with another BHC.

     Federal Reserve Board approval is not required for a bank subsidiary of a BHC to merge with or acquire substantially all assets of another bank if prior approval of a federal supervisory agency, such as the Comptroller of the Currency is required under the Bank Merger Act. Relocation of a subsidiary bank of a BHC from one state to another requires prior approval of the Federal Reserve Board and is subject to the prohibitions of the Douglas Amendment.

     The Bank Holding Company Act provides that the Federal Reserve Board shall not approve any acquisition, merger or consolidation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. Further, the Federal Reserve Board may not approve any other proposed acquisition, merger, or consolidation, the effect of which might be to substantially lessen competition or tend to create a monopoly in any section of the country, or which in any manner would be in restraint of trade, unless the anti-competitive effect of the proposed transaction is clearly outweighed in favor of public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. An amendment effective February 4, 1993 further provides that an application may be denied if the applicant has failed to provide the Federal Reserve Board with adequate assurances that it will make available such information on its operations and activities, and the operations and activities of any affiliate, deemed appropriate to determine and enforce compliance with the Bank Holding Company Act and any other applicable federal banking statutes and regulations. In addition, consideration is given to the competence, experience and integrity of the officers, directors and principal shareholders of the applicant and any subsidiaries as well as the banks and bank holding companies concerned.
The Board also considers the record of the applicant and its affiliates in fulfilling commitments to conditions imposed by the Board in connection with prior applications.

     A bank holding company is prohibited with limited exceptions from engaging directly or indirectly through its subsidiaries in activities unrelated to banking or managing or controlling banks. One exception to this limitation permits ownership of a company engaged solely in furnishing services to banks; another permits ownership of shares of the company, all of the activities of which the Federal Reserve Board has determined after due notice and opportunity for hearing, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Moreover, under the 1970 amendments to the Act and to the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with any extension of credit or provision of any property or service. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the bank holding company or to any of its other subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

     Bank holding companies are required to file an annual report of their operations with the Federal Reserve Board, and they and their subsidiaries are subject to examination by the Board.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information relates to the principal executive officers of Bancshares and its principal subsidiary, First Citizens National Bank as of December 31, 1993.

Name                    Age             Position and Office

Stallings Lipford       63              Chairman of the Board and CEO
                                        of First Citizens and Bancshares.
                                        Mr. Lipford joined First Citizens
                                        in 1950.  He became a member of the
                                        Board of Directors in 1960 and
                                        President in 1970.  He was made
                                        Vice-Chairman of the Board in 1982.
                                        He served as Vice Chairman of the
                                        Board of Bancshares from September,
                                        1983 to February, 1984.  The Board
                                        elected Mr. Lipford Chairman of
                                        both First Citizens and Bancshares
                                        on February 14, 1984.  He served as
                                        President of First Citizens and
                                        Bancshares from 1983 to 1992.

Katie Winchester        53              President of First Citizens and
                                        Bancshares; employed by
                                        First Citizens National Bank in
                                        1961; served as Executive Vice
                                        President and Secretary of the
                                        Board from 1986 to 1992.  She was
                                        made President of Bancshares and
                                        First Citizens in 1992.  Ms.
                                        Winchester was elected to the Board
                                        of both First Citizens and
                                        Bancshares in 1990.

H. Hughes Clardy        51              Vice President of First Citizens
                                        Bancshares, Inc.;  Senior Vice
                                        President and Senior Trust Officer
                                        of First Citizens National Bank.
                                        Employed by First Citizens National
                                        Bank in 1993.  Mr. Clardy was
                                        employed as Vice President and
                                        Senior Trust Officer at Crestar
                                        Bank from January, 1987 to January,
                                        1991 and as a Vice President of
                                        Dominion Trust Company of Tennessee
                                        from 1991 to 1993.

Ralph Henson            52              Vice President of First Citizens
                                        Bancshares, Inc.; Executive Vice
                                        President of Loan Administration
                                        of First Citizens National Bank.
                                        Employed by First Citizens National
                                        Bank in 1964.  Mr. Henson served
                                        the Bank as Senior Vice President
                                        and Senior Lending Officer until
                                        his appointment as Executive Vice
                                        President of Loan Administration in
                                        February, 1993.

BANKING BUSINESS

    First Citizens operates a general retail banking business in Dyer County, Tennessee. All persons who live in the community or who work in or have a business or economic interest in the community are considered as forming a part of the area serviced by the Bank. First Citizens provides customary banking services, such as checking and savings accounts, funds transfers, various types of time deposits, and safe deposit facilities. It also finances commercial transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. Commercial lending operations include various types of credit services for its customers. The installment lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. Mortgage lending makes available long term fixed and variable rate loans to finance the purchase of residential real estate. These loans are sold in the secondary market without retaining servicing rights. Credit cards and open-ended credit lines are available to both commercial customers and consumers.

     First Citizens Financial Plus, Inc., a Bank Service Corporation wholly owned by First Citizens National Bank is a licensed Brokerage Service.
This allows the bank to compete on a limited basis with numerous non-bank entities who pose a continuing threat to our customer base, and are free to operate outside regulatory control.

    First Citizens was granted trust powers in 1925 and has maintained an active Trust Department since that time. Assets as of December 31, 1993 were in excess of $121,000,000. Services offered by the Trust Department include but are not limited to estate settlement, trustee of living trusts, testamentary trustee, court appointed conservator and guardian, agent for investment accounts, and trustee of pension and profit sharing trusts. During 1991, the Board approved a name change for the Trust Department to "Investment Management and Trust Services Division". The purpose of this change was to more accurately reflect actual services provided.

    The business of providing financial services is highly competitive.
The competition involves not only other banks but non-financial enterprises as well. In addition to competing with other commercial banks in the service area, First Citizens competes with savings and loan associations, insurance companies, savings banks, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, and other enterprises.

     The following tabular analysis sets forth the competitive position of First Citizens when compared with other financial institutions in the service area for the period ending June 30, 1992. Information for the period ending 6/30/93 will be made available by the Federal Financial Institutions Examination Council in April, 1994.

                                 Dyer County Market
                            (All Financial Institutions)
                                   (in thousands)

                          Total Deposits   % of Market Share
Bank Name                    06/30/92           06/30/92

First Citizens
National Bank                $191,818             49.99%


First Tennessee
 Bank                          89,149             23.23%


Security Bank                  52,449             13.67%


Save-Trust Federal
Savings Bank                   32,664              8.51%

First Exchange Bank             7,391              1.93%

Merchants State Bank            7,903              2.06%

Dyersburg City Employees
Credit Union                    2,345               .61%


     At December 31, 1993 Bancshares and its subsidiary, First Citizens National Bank, employed a total of 149 full time equivalent employees. Having been a part of the local community in excess of 100 years, First Citizens has been privileged to enjoy a major share of the financial services market. Dyersburg and Dyer County are growing and with this growth come demands for more sophisticated financial products and services. Strategic planning has afforded the Company both the physical resources and data processing technology necessary to meet the financial needs generated by this growth.

USURY, RECENT LEGISLATION AND ECONOMIC ENVIRONMENT

     Tennessee usury laws limit the rate of interest that may be charged by banks. Certain Federal laws provide for preemption of state usury laws. Legislation enacted in 1983 amends Tennessee usury laws to permit interest at an annual rate of interest four (4) percentage points above the average prime loan rate for the most recent week for which such an average rate has been published by the Board of Governors of the Federal Reserve System, or twenty-four percent (24%), whichever is less (TCA 47-14-102(3)). The "Most Favored Lender Doctrine" permits national banks to charge the highest rate permitted by any state lender.

     Specific usury laws may apply to certain categories of loans, such as the limitation placed on interest rates on single pay loans of $1,000.00 or less for one year or less. Rates charged on installment loans, including credit cards, are governed by the Industrial Loan and Thrift Companies Act.

     Monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiary banks. The Federal Reserve Board regulates the national supply of bank credit by open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. A tool once extensively used by the Federal Reserve Board to control growth and distribution of bank loans, investments and deposits has been eliminated through deregulation. Competition, not regulation, dictates rates which must be paid and/or charged in order to attract and retain customers.

     Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the company and its subsidiaries cannot be accurately predicted.

ITEM 2. PROPERTIES

     First Citizens owns and occupies a six-story building in Dyersburg, Tennessee containing approximately 50,453 square feet of office space, bearing the municipal address of First Citizens Place (formerly 200 West Court). An expansion program completed during 1988 doubled the available floor space of the existing facility. The space was utilized to combine all lending and loan related functions. First Citizens owns the Banking Annex containing total square footage of 12,989, of which approximately 3,508 square feet is rented to various tenants. The municipal address of the bank occupied portion of the Annex is 213-219 Masonic Street.

     The land and building occupied by the Downtown Drive-In Branch located at 113 South Church Street, Dyersburg, Tennessee is owned by First Citizens. The building, containing approximately 1,250 square feet, is located on a lot which measures 120 feet square. Also located at this address is a separate ATM facility wholly owned by the Bank.

     The Midtown Branch of First Citizens is located at 620 U.S. 51 By-Pass adjacent to the Green Village Shopping Center. The building contains 1,920 square feet and has been owned by First Citizens since construction. The land on which this Branch is located, having previously been leased, was purchased during 1987. In June of 1992 an additional 1.747 acres adjoining the Midtown Branch property was purchased to accomodate future growth and expansion. Also located on this property is an ATM.

     In addition, the Midtown Branch Motor Bank is located on .9 acres adjoining the Midtown Branch. This property consists of a servicing facility and six remote teller stations and is owned in its entirety by the Bank. A drive-through ATM will be located at this facility during 1994.

     The Newbern Branch, also owned by First Citizens, is located on North Monroe Street, Newbern, Tennessee. The building contains approximately 4,284 square feet and occupies land which measures approximately 1.5 acres. A separate facility located in Newbern on the corner of Highway 51 and RoEllen Road houses an ATM. Both land and building are owned by the Bank.

     The Super Money Market Branch in the Kroger Supermarket on Highway 78 is operated under a franchise obtained through National Bank of Commerce, Memphis, Tennessee. While the fixtures are owned by First Citizens, space is made available from the Kroger Company through the franchise agreement.

     1.12 acres of land located at 2211 St. John was purchased in 1993 to locate a full service banking facility and a drive through ATM.
Architectural plans for construction of the building are currently being studied by Bank Management.

     In November, 1993, First Citizens National Bank leased space in the Wal-Mart store #677 located at 2650 Lake Road in Dyersburg, Tennessee to locate an Automatic Teller Machine (ATM). The ATM was installed in December, 1993.

     There are no liens or encumbrances against any of the properties owned by First Citizens.

ITEM 3. LEGAL PROCEEDINGS

     During December, 1989 a lawsuit was brought against First Citizens Bancshares, Inc. and three other co-defendants claiming that certain individuals are entitled to a real estate commission of $138,285 on property sold by the Bank Holding Company. The plaintiffs were seeking prejudgement interest and punitive damages of $638,285. The lawsuit was settled in 1993 with the Bank paying settlement costs of $5,000 to the plaintiffs.

     The Bank was also a defendant in a suit filed September 20, 1991 by a bankruptcy trustee alleging that First Citizens was the recipient of a preferential transfer under the bankruptcy code in the amount of $689,702 and a preferential transfer in the amount of $1,551,889. The suit sought recovery of both transfers plus prejudgment interest. The allegations were being contested by the Bank. The lawsuit was settled in 1993 with no payments being made by First Citizens National Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ending December 31, 1993, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     As of December 31, 1993 there were 617 active holders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods. These records may not include all sales during these time periods if sales were not reported to First Citizens for transfer.

                  Quarter Ended                High         Low

                 March 31, 1993               $57.65      $52.50
                 June 30, 1993                $68.00      $61.00
                 September 30, 1993           $69.10      $68.00
                 December 31, 1993            $30.00      $27.64**

                 March 31, 1992               $55.00      $43.00
                 June 30, 1992                $55.00      $48.00
                 September 30, 1992           $55.00      $50.00
                 December 31, 1992            $55.00      $48.00*

                  *Declared 10% stock dividend.
                 **Declared 2.5 for 1 stock split.

     Dividends paid each quarter of 1993 were .60 cents (first two quarters) .65 cents (third quarter); and .25 cents for the fourth quarter. Fourth quarter dividend also included a 2.5 for 1 stock split in the Common Capital Stock of First Citizens Bancshares, Inc. The 2.5 for 1 stock split provided for the issuance of an additional 1.5 shares for each share owned of record as of October 15, 1993. Annual per share dividends paid in 1993 were $2.10. The adjusted dividend per share in 1993 is referenced in Item 6 Selected Financial Data. Dividends paid in each quarter of 1992 were
57.5 cents per share for an annual per share dividend of $2.30.

     Future dividends will depend on Bancshare's earnings and financial condition and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents information for Bancshares effective December 31 for the years indicated.
                                          (in thousands)
                                      (except per share data)

                           1993       1992       1991     1990       1989
Net Interest &
 Fee Income              $ 10,895  $ 10,389   $  9,882  $  9,991  $  8,901

Gross Interest Income    $ 18,156  $ 18,893   $ 21,074  $ 22,261  $ 21,720

Income From
 Continuing Operations   $  2,638  $  2,175   $  1,961  $  1,314  $  1,270

Long Term Obligations    $      0  $      0   $      0  $      0  $    555

Income Per Share from
 Continuing Operations*  $   3.76  $   3.39   $   3.06  $   2.05  $   1.98

Net Income per
 Common Share**          $   3.94  $   3.39   $   3.06  $   2.05  $   1.98

Cash Dividends Declared
 per Common Share**      $    .99  $    .94   $    .89  $    .88  $    .84

Total Assets at Year End $234,892  $239,897   $227,017  $218,378  $222,296

* Restated to reflect 10% stock dividend on December 15, 1992.
** Restated to reflect 2.5 for 1 Stock Split on October 15, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     To understand the following analysis, reference should be made to the consolidated financial statements and other selected financial data presented elsewhere in this report. For purposes of the following discussion, net interest income and net interest margins are presented on a fully taxable equivalent basis. Per share data is adjusted to reflect all stock dividends declared through December 31, 1993.

     The combination of a favorable interest rate environment reduced operating expense and improved asset quality resulted in record earnings for Bancshares for the year just ended. Operating results for 12/31/93 reflect significant improvement when compared to previous years. Net Income for 1993, 1992 and 1991 was $2,638,459, $2,174,710 and $1,961,203
respectively. Earnings per share were $3.94 in 1993 compared to $3.39 in 1992 and $3.06 in 1991. Earnings per share were adjusted in 1993 to reflect a 2.5 for 1 stock split approved by the Board of Directors in September, 1993. Return on average assets for the years ending 12/31/93, 92 and 91 respectively were 1.17%, .95% and .89%. Return on Average Equity was 8.71% in 1993 compared to 8.07% in 1992 and 7.60% in 1991. Improvement reflected in the Return on Average Assets and equity comparisons for the years indicated is due to strategic planning effort to shift the focus from asset growth to improved profitability. Total Assets declined approximately $5 million or 2.13% when comparing 1993 to 1992. This decline is reflective of a run-off in consumer dollars previously invested in CD's into alternative investment sources providing a higher rate of return. In the present low rate environment, customers are willing to sacrifice security in exchange for higher returns.

     Net Interest Income after the provision for loan losses increased 5.16% and 7.40% in 1993 and 1992. Net Income improved each year under comparison due to (1) a decrease in non-earning assets (Non-Accrual Loans and Other Real Estate Owned), (2) improved income from the Broker Dealer Subsidiary, (3) sale of annuities (a new product offered in 1993), (4) insurance commissions, and (5) increased volume in the loan portfolio. The provision for Loan Losses reflect a continuous decrease for the years under comparison. Net charge-offs at 12/31/93 was $428,000 compared to $644,000 for the same period in 1992. The ratio of net charge-offs to average net loans outstanding was .30%, .48% and .43% for 12/31/93, 92 and 91.

     Other expenses decreased in 1993 when comparing YTD 1993 to YTD 1992. The decrease is attributed to a reduction of approximately $600,000 in Data Processing expenses. In 1992, a decision was made to terminate the existing Facilities Management Contract with Systematics, Inc. for data processing services. On September 25, 1992, First Citizens converted to an in-house IBM AS/400 and Horizon Software. The change enhanced income significantly in 1993. Salaries and employee benefits increased 5.31% and 6.38% respectively in 1993 and 1992. A further discussion of Salaries and Benefits is included in the discussion of Non-Interest Expense.

     Purchases of investment securities were limited to those having maturities within guidelines previously established by policy. While longer maturities would afford an immediate increase in investment income, it was determined that the long term risk was unacceptable. Competition in the local market for quality loans led some financial institutions to extend credit at fixed rates for fifteen years and longer. It was determined that transactions of this nature violated sound asset liability management policy and would be entered into on a limited basis, if at all.

     On March 4, 1993, the Bank entered into an agreement with Southern Data Systems, Roswell, Georgia, to install a platform automation system, "Bank Pro", for deposit and loan document processing. Bank Pro is completely integrated with the central information file of the Bank's host system, as well as deposit and loan accounting systems. Installation is expected to improve customer service as well as stream line loan and deposit operations. "Bank Pro" was successfully installed September 27, 1993.

     Two changes were made in the composition of the management team during the first quarter of 1993. Until this time the lending function operated under the quidance of both a Loan Administrator and a Senior Commercial Lending Officer. Based on the significant reduction in problem loans, non-accrual loans, and other real estate owned, coupled with the improved quality of new loans placed into the portfolio for the past several years, it was determined that dual leadership was no longer needed. After careful deliberation of the facts, the responsibilities of Loan Administrator were assigned to the Senior Lending Officer. Lending duties once assumed by this individual were delegated to others within the Commercial Lending area. In addition, an analysis of earnings and other factors within the Trust Department led management to recommend a change in leadership of this function. This was also accomplished during the first quarter.

     In September, 1993, Bank's management accepted the resignation of the Mortgage Loan Department Manager and two other bank officers responsible for originating long term mortgage loans. The position of manager was filled with a qualified individual with extensive experience in mortgage lending. The individuals hired as loan originators are equally qualified.

Changes in Financial Accounting Standards

     Implementation of FASB No. 109 (Accounting for Income Taxes) has been accomplished for years beginning after 12/15/92. A major change in the new statement is the shift to the liability method from the deferred method of accounting for income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes, whereas they are not under the deferred method. Bancshares carries deferred tax assets on its general ledger as of 12/31/93 of $60,000. This asset is primarily the result of a difference in book and tax deductions for loan losses during the year just ended.

     FASB No. 107 entitled "Disclosures about Fair Value of Financial Instruments" is effective for fiscal years ending after December 15, 1992. This pronouncement requires disclosure of the "fair value" of all financial instruments. The definition of "financial instruments" includes contractual obligations, such as loans and deposits, on which disclosure of fair value has not previously been required. Disclosure of the methods and significant assumptions utilized in determining fair values must also be disclosed. "Fair Value" is defined as "the amount at which the instrument could be exchanged in a current transaction between willing parties.

     FASB No. 115 (Accounting for certain investments in Debts and Equity Securities) is scheduled to take effect 1/1/94. Subsequent to the effective date, only those securities contained within either the Trading or Held for Sale Accounts will be available for sale. This limitation will alter investment strategy by forcing banks into shorter maturities. Interim purchases intended for resale within a twelve month period will be placed in either the Trading or Held for Sale Account.

     FASB No. 106 entitled "Employees' Accounting for Postretirement Benefits other than Pensions" is effective for fiscal years ending after December 15, 1992. This standard applies primarily to health care benefits and requires accrual, during the years that the employee renders service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. FASB No. 106 will have no effect on Bancshares or the Bank since health care benefits are not provided for its employees after retirement.

     Other changes presently proposed in Financial Accounting Standards will have no direct material effect on the bank.

NON-INTEREST INCOME

     The following table reflects non-interest income for the years ending December 31, 1993, 1992 and 1991:

                                              December 31
                                        Change from prior year
                                             (in thousands)
                        Total      Increase(Decrease)    Total     Increase(Decrease)
Total
                         1993      Amount  Percentage     1992     Amount   Percentage   1991
Service Charges on
 Deposit Accounts      $  440      $    6      1.38%    $  434      $ (35)    (7.46%)    $  469

Other Service Charges,
 Commissions & Fees    $  771      $  212     37.92%    $  559      $ 101    (22.05%)    $  458

Other Income           $  869      $ (136)   (13.53%)   $1,005      $ 210     26.42%     $  795

TOTAL NON-INTEREST
 INCOME                $2,080      $   82      4.10%    $1,998      $ 276     16.03%     $1,722

     First Citizens consistently outperforms peer group banks in the area of non-interest income. Total Non-Interest Income reflects an increase of 16.03% and 4.10% when reviewing the years under comparison. Non-Interest Income for 1992 includes Securities Gains of $159,820. Without the gains from sale of securities, Non-Interest Income would have increased
$116,000 or 7% above the 1991 total. Other income increased due to increased sales in Mortgage Loans, Brokerage Services, Accounts
Receivable Factoring and the sale of annuities. Fiduciary income decreased approximately $50,127 when comparing 1992 to 1991. The decrease was due to the loss of a large corporate account. Service charges on Deposit Accounts decreased $35,000 or 7.46% from 1991 to 1992 because of decreased collections of overdraft and business account analysis income. Non-interest income is projected to be more in line with peer banks in 1994 due to a slow down in refinancing of mortgage loans and management's decision to transfer the sale of annuities from the bank's product listing to Financial Plus, Inc., a subsidiary of the bank that offers brokerage services. Offering a new overdraft line of credit product in 1994 is currently being considered to meet customer needs. A decision to add this product to the bank's credit product listing could have a slight impact on fee income. However, Trust Department income is projected to improve over the next three years. Under new management, the potential for increased profits is significant.

NON-INTEREST EXPENSE

                                                  December 31
                                             Change from prior year
                                                (in thousands)
                            Total  Increase(Decrease) Total  Increase(Decrease)   Total
                             1993  Amount  Percentage  1992  Amount  Percentage    1991
Salaries & Employee
 Benefits                  $4,750    $ 239      5.30%  $4,511   $ 271      6.39%   $4,240
Net Occupancy Expense      $  349    $  39     12.58%  $  310   $ (49)   (13.65%)  $  359
Other Operating Expense    $3,634    $(292)    (7.44%) $3,926   $ 386     10.90%   $3,540

TOTAL NON-INTEREST EXPENSE $8,733    $ (14)     (.16%) $8,747   $ 608      7.47%   $8,139

     Total Non-Interest Expense increased 7.47% when comparing 1992 to 1991, then leveled off in 1993. Salaries and benefits increased 5.30% in 1993 and 6.39% in 1992. Increases can be attributed to budget based incentive payments totaling approximately $300,000 in 1993, $151,000 in 1992, and $83,000 in 1991. Excluding bonus payments, salaries would have decreased 9.98% in 1993 when compared to 1992. The decrease is reflective not only of the bank's strategic efforts to maintain staffing levels comparable to peer banks, but of efforts made to encourage quality performance rewarded with an annual bonus payment directly related to bank's profitability. In 1993, the budget based incentive program was enhanced to include all employees of the bank. Under the new plan, bonuses are paid based on the bank's ROA ranging from .85% (minimum payment) to 1.15% (maximum payment) and the employees classification level. The prebonus ROA in 1993 was 1.24%. Also included in salaries and benefits for the two current years are retirement benefits totaling $337,500 in 1993 and $318,000 in 1992. Net Occupancy Expense decreased 13.65% in 1992 due to decreased data processing cost. Other Operating Expense increased $386,000 or 10.90% when comparing 1992 to 1991. This can be partially attributed to a $167,000 (74%) increase in FDIC insurance premiums. Total Non-Interest Expense is closely monitored and tightly controlled by management.

     One measure of efficient staffing in the banking industry is the dollar amount of assets per employee. Peer group banks average $1,900,000. The following table reflects progress made by First Citizens in attempting to achieve this level:
                                            (in thousands)
              December 31                  Assets Per Employee
                1993                           $1,563
                1992                           $1,643
                1991                           $1,393
                1990                           $1,380
                1989                           $1,408

     It is conceivable that our ratios will remain higher than peer group banks because of increased staff necessary to support extended banking hours and non-banking services to our customers. Management's decision to provide customers with more convenient banking hours by opening drive-in windows at 7AM, and certain of our branches on Saturdays, mandates additional staff which would not be necessary for banks operating only during traditional banking hours. Likewise, the Super Money Market Branch located in the Kroger Supermarket allows banking until 8PM on weekdays and 6PM on Saturday. Non-banking services include Trust and Brokerage services. Full time equivalent employees was 149, 146, 163 respectively as of 12/31/93, 92 and 91. The bank's management is making every effort to monitor and control staffing levels. The slight increase in 1993 was a result of management's decision to construct a full service branch bank located at 2211 St. John near the Industrial Park. Two additional staff members were employed as replacement for employees selected to transfer to the branch.

COMPOSITION OF DEPOSITS

     The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

                                         December 31
                                        (in thousands)
                         1993                1992              1991
                  Average    Average  Average   Average  Average   Average
                  Balance    Rate     Balance   Rate     Balance    Rate
Non-Interest
Bearing Demand
Deposits          $ 21,922         -  $ 18,695       -     $ 17,382      -

Savings Deposits  $ 65,612     2.58%  $ 60,006      2.98%  $ 52,916   4.37%

Time Deposits     $104,166     4.70%  $111,771      5.42%  $117,864   6.90%

TOTAL DEPOSITS    $191,700     3.44%  $190,472      4.12%  $188,162   5.55%

     The preceding table is reflective of customer response to the current low interest rate environment. The reluctance to recommit funds into certificates of deposits had the ultimate effect of reducing time deposits by $13,698,000 or 13.15% since 1991, while increasing savings and time balances by $12,696,000 or 23.99%. One factor which is not evident when reviewing information contained within the table is the growth in "Sweep Account Funds". Large balance customers are offered a service which provides for funds to be automatically swept daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks when presented for payment. The sweep balances at December 31, 1993, 1992, and 1991 were $10,022,000, $19,049,000, $7,847,000 respectively.
During 1993, approximately $5 million was converted from sweep funds to the bank's Investment Management and Trust Services Division.

     The Bank's management is continuously monitoring and enhancing the bank's product line to retain funds belonging to its existing customers and to attract new customer relationships. In July, 1993, Generations Gold, a new checking club program was offered that included discounts on travel, food, health services, and other major products, as well as savings on bank services. This account replaced all package accounts previously offered and should serve to ultimately strengthen deposit totals. A time deposit product enhanced to attract funds was the "Sweet Sixteen" Certificate of Deposit offering a 16 month maturity and two rate change options.
The average rate paid on deposits in 1993, 1992 and 1991 was 3.44%, 4.12% and 5.55%. A slightly higher rate was paid on deposits when compared to average rates paid in other areas of Tennessee because of competitive pricing in the bank's market place. Pricing of deposit products is based on local market and Treasury Bill rates.

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER

                                              December 31
                                             (in thousands)

                                    1993                   1992
                           Amount        Percent  Amount        Percent
 Maturing in:

3 months or less           $ 6,770       39.48%   $ 8,204       46.20%

Over 3 through 6 months    $ 5,200       30.32%   $ 2,641       14.87%

Over 6 through 12 months   $ 2,388       13.92%   $ 1,737        9.78%

Over 12 months             $ 2,792       16.28%   $ 5,176       29.15%

     TOTAL                 $17,150      100.00%   $17,758      100.00%

 SOURCES AND USES OF FUNDS
                                         (in thousands)

                           1993                     1992                 1991
FUNDING USES         Average  Increase        Average  Increase         Average
                     Balance (Decrease)    %  Balance (Decrease)    %   Balance
                          Amount                   Amount                Amount
INTEREST-EARNING
ASSETS:

Loans (Net of Unearned Discounts
& Reserve)           $141,664 $ 7,150   5.32% $134,514 $   284    .21%  $134,230

Taxable Investment
Securities           $ 59,124 $   614   1.05% $ 58,510 $ 6,590  12.69%  $ 51,920

Non-Taxable
Investment
Securities           $ 9,800  $ 3,385  52.77% $  6,415 $   637  11.02%  $  5,778

Federal Funds
Sold                 $ 2,387  $(4,632)(65.99%)$  7,019 $    74   1.07%  $  6,945

Interest Earning
Deposits In Banks    $   198  $   198    100% $      0 $  (112)  (100%) $    112

TOTAL INTEREST-
EARNING ASSETS      $213,173  $ 6,715   3.25% $206,458 $ 7,473   3.76%  $198,985

Other Uses          $ 20,105  $   (17)  (.08%)$ 20,122 $   105    .52%  $ 20,017

TOTAL FUNDING USES  $233,278  $ 6,698   2.96% $226,580 $ 7,578   3.34%  $219,002


                           1993                     1992                 1991
FUNDING SOURCES      Average  Increase        Average  Increase         Average
                     Balance (Decrease)    %  Balance (Decrease)    %   Balance
                          Amount                   Amount                Amount
INTEREST-BEARING
  LIABILITIES:

Savings Deposits    $ 65,612  $  5,606  9.34% $ 60,006 $  7,090 13.40%  $ 52,916


Time Deposits       $104,166  $ (7,605)(6.80%)$111,771 $ (6,093)(5.17%) $117,864

Federal Funds
Purchased and Other
Interest Bearing
Liabilities         $ 21,204  $  3,418 19.22% $ 17,786 $  5,097 40.17%  $ 12,689

TOTAL INTEREST-
BEARING LIABILITIES $190,982 $  1,419    .75% $189,563 $  6,094  3.32%  $183,469


Demand Deposits     $ 21,922 $  3,227  17.26% $ 18,695 $  1,313  7.55%  $ 17,382


Other Sources       $ 20,374 $  2,052  11.20% $ 18,322 $    171   .94%  $ 18,151

TOTAL FUNDING
 SOURCES:           $233,278 $  6,698   2.96% $226,580 $  7,578  3.34%  $219,002


SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS

                                          (FIRST CITIZENS NATIONAL BANK)
                                    Monthly Average Balances and Interest Rates
                                                  (in thousands)
                             1993                    1992                        1991
                  Average          Average Average          Average  Average           Average
                  Balance  Interest Rate   Balance Interest  Rate    Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)
        (3)       $141,591 $ 13,389  9.46% $134,413 $ 13,511 10.05% $134,087 $15,365   11.34%

Investment
Securities:

  Taxable         $ 59,124 $  3,571  6.04% $ 58,510 $  4,014  6.86% $ 51,920 $ 4,172    8.04%
  Tax Exempt (4)  $  9,800 $    677  6.91% $  6,415 $    488  7.61% $  5,778 $   524    9.07%

Interest Earning
  Deposits        $    198 $      6  3.03% $      0 $      0     0% $    112 $     7    6.25%

Federal Funds     $  2,387 $     75  3.14% $  7,019 $    257  3.66% $  6,945 $   388    5.59%
  Sold

Lease Financing   $     73 $      6  8.22% $    101 $     11 10.89% $    143 $    17   11.89%

Total Interest
  Earning Assets  $213,173 $ 17,724  8.31% $206,458 $ 18,281  8.85% $198,985 $20,473   10.29%

   SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS (continued)
                                          (FIRST CITIZENS NATIONAL BANK)

                                    Monthly Average Balances and Interest Rates
                                                  (in thousands)
                             1993                    1992                        1991
                  Average          Average Average          Average  Average           Average
                  Balance  Interest Rate   Balance Interest  Rate    Balance  Interest  Rate
NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks           $  8,373 $ -       -     $  7,492 $ -       -     $  7,010 $ -       -

Bank Premises and
  Equipment       $  7,859 $ -       -     $  7,664 $ -       -     $  7,223 $ -       -

Other Assets      $  3,873 $ -       -     $  4,966 $ -       -     $  5,784 $ -       -

Total Assets      $233,278 $ -       -     $226,580 $ -       -     $219,002 $ -       -

LIABILITIES AND
 SHAREHOLDERS'
  EQUITY:

INTEREST BEARING
  LIABILITIES:
Savings Deposits  $ 65,612 $ 1,695  2.58%  $ 60,006 $ 1,789  2.98%  $ 52,916 $ 2,311   4.37%
 (5)

Time Deposits     $104,166 $ 4,895  4.70%  $111,771 $ 6,058  5.42%  $117,864 $ 8,132   6.90%

Federal Funds
  Purchased and
  Other Interest
  Bearing
  Liabilities     $ 21,204 $   671  3.16%  $ 17,786 $   657  3.69%  $ 12,689 $   741   5.84%

Total Interest
  Bearing
  Liabilities     $190,982 $ 7,261  3.80%  $189,563 $ 8,504  4.49%  $183,469 $11,184   6.10%

NON-INTEREST
  BEARING
  LIABILITIES:
Demand Deposits   $ 21,922 $ -       -     $ 18,695 $ -       -     $ 17,382 $   -       -

Other
  Liabilities     $  1,908 $ -       -     $  1,827 $ -       -     $  2,306 $   -       -

Total
  Liabilities     $214,812 $ -       -     $210,085 $ -       -     $203,157 $   -       -

SHAREHOLDERS'
  EQUITY          $ 18,466 $ -       -     $ 16,495 $ -       -     $ 15,845 $   -       -

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS (continued)
                                          (FIRST CITIZENS NATIONAL BANK)

                                    Monthly Average Balances and Interest Rates
                                                  (in thousands)
                             1993                    1992                        1991
                  Average          Average Average          Average  Average           Average
                  Balance  Interest Rate   Balance Interest  Rate    Balance  Interest  Rate
TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY          $233,278 $ -       -     $226,580  $ -       -     $219,002 $   -       -

NET INTEREST
  INCOME          $   -    $10,463   -     $   -     $ 9,777   -     $    -   $ 9,289     -

NET YIELD ON
  AVERAGE EARNING
  ASSETS          $   -    $ -      4.91%  $   -     $ -      4.74%  $    -   $  -     4.67%


   (1) Loan totals are shown net of interest collected, not earned and loan loss reserves.

   (2) Fee Income is included in interest income and the computations of the yield on loans. Overdraft Fee Income is excluded from the totals.

   (3)  Includes loans on nonaccrual status.

   (4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

   (5)  Includes Insured Money Fund, NOW, club accounts, and other savings.

VOLUME/RATE ANALYSIS
(First Citizens                1993 Compared to 1992           1992 Compared to 1991
 National Bank)                  Due to Changes in:             Due to Changes in:

                                                 Total                         Total
                              Average  Average  Increase    Average  Average Increase
                              Volume    Rate   (Decrease)   Volume    Rate  (Decrease)

                                                  (in thousands)
Interest Earned On:

   Loans                     $  721  $  (843) $  (122)      $   37  $(1,891) $(1,854)


   Taxable Investments       $   42  $  (485) $  (443)         530     (688)    (158)

   Tax Exempt Investment
     Securities              $  258  $   (69) $   189           58      (94)     (36)

   Interest Bearing
    Deposits with Other
     Banks                        6        0        6           (7)       0       (7)

   Federal Funds Sold and
     Securities purchased
     under agreements to
     resell                    (170)     (12)    (182)           4     (135)    (131)

   Lease Financing               (3)      (2)      (5)          (5)      (1)      (6)

TOTAL INTEREST EARNING
     ASSETS                  $  854   (1,411)    (557)     $   617   (2,809)  (2,192)

Interest Paid On:

   Savings Deposits             167     (261)     (94)         310     (832)    (522)

   Time Deposits               (412)    (751)  (1,163)        (420)  (1,654)  (2,074)

   Federal Funds Purchased
     and Securities Sold
     Under Agreement to
     Repurchase                 126     (112)      14          298     (382)     (84)

TOTAL INTEREST BEARING
     LIABILITIES             $ (119)  (1,124)  (1,243)     $   188   (2,868)  (2,680)

    INTEREST EARNINGS        $  973     (287)     686      $   429       59      488

     The preceding table summarizes average interest earning assets and interest bearing liabilities including average yields for each category. Total Interest Earning Assets increased $6,715,000 or 3.25% and $7,473,000 or 3.76% and $4,574,000 or 2.36% when comparing 1993, 1992 and 1991 respectively. Total Interest Bearing Liabilities increased $1,419,000 or .75% and $6,094,000 or 3.32% when analyzing the same time periods. Total Interest Earning Assets averaged $213,173,000 at an average rate of 8.31% in 1993 while Total Interest Bearing Liabilities averaged $190,982,000 at an average rate of 3.80%. Net Yield on Average Earning Assets was 4.91% in 1993, 4.74% in 1992, and 4.67% in 1991.

LOAN PORTFOLIO ANALYSIS

COMPOSITION OF LOANS
                                             December 31
                                           (in thousands)

                            1993     1992      1991       1990       1989
Real Estate Loans:
  Construction            $  7,675  $  5,272  $ 4,879   $ 5,526   $ 6,096
  Mortgage                $ 84,801  $ 79,376  $76,500   $74,039   $66,696

Commercial, Financial
  and Agricultural Loans  $ 34,547  $ 33,931  $33,089   $29,786   $30,140

Installment Loans to
  Individuals             $ 15,901  $ 15,077  $15,901   $17,130   $16,507

Other Loans               $  6,398  $  2,005  $ 2,697   $ 3,835   $ 4,060

TOTAL LOANS               $149,322  $135,661 $133,066  $130,316  $123,499


CHANGES IN LOAN CATEGORIES

             December 31, 1993 as compared to December 31, 1992
                               (in thousands)

                        % of Increase               Amount of Increase
Loan Category            (Decrease)                     (Decrease)

Real Estate                   9.25%                     $ 7,828

Commercial, Financial
  and Agricultural            1.82%                     $   616

Installment Loans to
 Individuals                  5.47%                     $   824

Other Loans                 219.10%                     $ 4,393

TOTAL LOANS                  10.07%                     $13,661

     Improved earnings resulted from several factors, one of which was the ability to increase loan portfolio totals in excess of $13 million from 1992 to 1993. Low interest rates prompted consumer refinancing of existing mortgages, adding significantly to the mortgage loan portfolio. In addition, commercial customers secured outstanding debt with real estate to take advantage of the lower rates and to provide longer repayment terms. Growth in the loan portfolio exceeded budget projections for 1993. The bank's strategic plan calls for loan officers to aggressively seek quality new loan business. The local economy continues to perform better than other areas in Tennessee as a result of diversification. Several unrelated industries and an excellent agricultural base provide stability not present in less diversified economies. The loan portfolio consists of quality diversified assets with real estate loans comprising 62%, commercial, financial and agricultural 23%, and installment and all others 15%. Total real estate loans outstanding as of 12/31/92 were $84,801,000. Approximately 55% of this total are residential in nature and the remaining 45% are commercial and agricultural property.

     The average yield on loans of First Citizens National Bank for the years indicated are as follows:

          1993 -  9.46%
          1992 - 10.05%
          1991 - 11.34%
          1990 - 12.82%
          1989 - 12.76%

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                           Due after
                          Due in one       one year but          Due after
                          year or less     within five years     five years
                                            (in thousands)

Real Estate                 $12,820            $69,110            $10,546

Commercial, Financial
 and Agricultural           $16,324            $16,692            $ 1,531

All Other Loans             $ 5,357            $13,331            $ 3,611

  TOTALS                    $34,501            $99,133            $15,688

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $86,778
Interest Rates are Floating or Adjustable             $28,043

     Managing interest rate risk is a primary objective of asset-liability management. One tool utilized by First Citizens to ensure market rate return is variable rate loans. Loans totaling $62,544,000 (42% of total portfolio) are subject to repricing within one year or carry a variable interest rate. This total is down approximately $10 million from year end, 1992. Loan maturities in the one to five year category increased from $75,426,000 at 12/31/92 to $99,133,000 at 12/31/93 due to customers demand to lock in fixed interest rates for a longer period of time. While growth in the portfolio is an objective, our first priority is ensuring credit quality. Management considers the portfolio composition to be diversified, with no concentrations in any one industry.

NON-PERFORMING LOANS

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties (First Citizens National Bank)
                                               December 31
                                              (in thousands)

                               1993     1992     1991     1990       1989

Nonaccrual Loans             $1,079    $1,743   $2,058   $1,958     $  444

Restructured Loans                0         0        0        0          0

Foreclosed Property
  Other Real Estate,             98       550      884    1,247      1,597
  Other Repossessed Assets        0         0        0       13         24

Total Nonperforming Assets   $1,177    $2,293   $2,942   $3,218     $2,065

Loans and leases 90 days
  Past due and still
  accruing interest          $  322    $  176   $1,029   $  877     $  673

Nonperforming assets as a
  percent of loans and
  leases plus foreclosed
  property at end of year*      .79%    1.71%    2.20%    2.45%      1.65%

Allowance as a percent of:
  Nonperforming assets       142.40%   74.27%   65.81%   59.48%     66.39%
  Nonperforming assets and
  loans 90 days past due     111.81%   68.98%   48.76%   46.74%     50.07%
  Gross Loans                  1.12%    1.27%    1.46%    1.47%      1.11%

Addition to Reserve as a
  percent of Net
  Charge-Offs                 93.69%   63.82%  103.86%  142.49%     82.10%

Loans and leases 90 days
  past due as a percent of
  loans and leases at year
  end*                          .22%     .13%     .78%     .67%      .54%

Recoveries as a percent of
  Gross Charge-Offs           28.79%   36.17%   26.64%   10.75%    44.01%

*Net of unearned income

     Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the twelve months ending 12/31/92 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $102,000. Interest income on loans reported as ninety days past due and on interest accrual status was $30,000 for 1993. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". First Citizens has no Restructured Loans for the period being reported. Total Non-Performing Assets have consistently decreased since 1991. As of December, 1993, non-performing loans are at the lowest level since 1985. Total assets in this category as a percent of loans and leases plus foreclosed property was .79% in 1993, 1.71% in 1992, and 2.20% in 1991.

     Certain loans contained on the bank's Internal Problem Loan List are not included in the listing of non-accrual, past due or restructured loans. Management is confident that, although certain of these loans may pose credit problems, any potential for loss has been provided for by specific allocations to the Loan Loss Reserve Account. Loan officers are required to develop a "Plan of Action" for each problem loan within their portfolio. Adherence to each established plan is monitored by Loan Administration and re-evaluated at regular intervals for effectiveness.

LOAN LOSS EXPERIENCE & RESERVE FOR LOAN LOSSES (in thousands)

                           1993       1992      1991      1990      1989

Average Net Loans
Outstanding            $141,664   $134,514   $134,230   $126,083  $118,139

Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  1,703   $  1,936   $  1,914   $  1,371  $  1,412

Loan Charge-Offs       $   (601)  $ (1,009)  $   (777)  $ (1,432) $   (409)

Recovery of Loans
Previously Charged Off $    173   $    365   $    207   $    154  $    180

Net Loans Charged Off  $   (428)  $   (644)  $   (570)  $ (1,278)  $  (229)

Additions to Reserve
Charged to Operating
Expense                $    401   $    411   $    592   $  1,821   $   188

Balance at End of
Period                 $  1,676   $  1,703   $  1,936   $  1,914   $ 1,371

Ratio of Net Charge-
Offs to Average Net
Loans Outstanding          .30%        .48%      .43%      1.01%      .19%

     The allowance for possible loan losses is determined by management and approved by the Board based on previous loan loss experience, existing and anticipated economic conditions, composition and volume of the loan portfolio and the level of non-performing assets. A quarterly analysis is presented to the Board in order that a determination may be made concerning the sufficiency of the reserves.

     The balance of the Loan Loss Reserve account at 12/31/93 was $1,676,000 representing 1.12% of total loans outstanding and a 15.00% decrease from the 1991 account balance. Additions to reserve charged against earnings have reduced significantly since 1990 and are below peer group levels. Management has adequately provided for potential loan losses and risk within the bank's loan portfolio. Internal Loan Review performs an analysis on an annual basis of approximately 75% of the portfolio.
Based on this review, each loan is classified as Pass, Substandard, Doubtful or Loss. Loans classified as loss are charged monthly against the Loan Loss Reserve account. Those considered by Loan Review to be Substandard or Doubtful are included on the bank's internal Problem Loan List. Problem Loans, as a percentage of total portfolio were 2.92% at 1993, 4.10% at 12/31/92, and 6.57% at 12/31/91.

     Quarterly Reports are provided directly to the Board of Directors by the Loan Review Officer which summarize results of the reviews. New classifications are analyzed and discussed in detail.

     Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/94 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural            $300,000
  Real Estate-Construction                               0
  Real Estate-Mortgage                              50,000
  Installment Loans to individuals & credit cards  150,000
  Lease financing                                        0

            01/01/94 through 12/31/94   Total     $500,000

     The following table will identify charge-offs by category for the periods ending December 31 as indicated:

                                        Year Ending December 31
                                             (in thousands)
                                          1993          1992       1991
Charge-offs:
 Domestic:
  Commercial, Financial & Agricultural  $  415       $  649      $  293
  Real Estate-Construction                   0            0           0
  Real Estate-Mortgage                      27          115          88
  Installment Loans to individuals
   & credit cards                          159          245         396
  Lease financing                            0            0           0
                               Total    $  601       $1,009      $  777

Recoveries:
 Domestic:
  Commercial, Financial & Agricultural  $   53       $   66      $   97
  Real Estate-Construction                   0            0           0
  Real Estate-Mortgage                      11          148           4
  Installment Loans to individuals
   & credit cards                          109          151         106
  Lease financing                            0            0           0
                               Total    $  173       $  365     $   207
Net Charge-offs                         $  428       $  644     $   570

COMPOSITION OF INVESTMENT SECURITIES
                                              December 31
                                             (in thousands)

                               1993     1992     1991      1990      1989
U. S. Treasury &
 Government Agencies         $42,502  $59,019   $50,919   $43,337  $54,147

State & Political
 Subdivisions                $12,774  $ 9,300   $ 3,239   $ 7,484  $ 7,522

All Others                   $ 5,471  $ 6,129   $ 4,944   $ 5,251  $ 5,439

                  TOTALS     $60,747  $74,448   $59,102   $56,072  $67,108

MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 1993
                                   (in thousands)

                                   Maturing          Maturing        Maturing
                  Maturing      After One Year    After Five Years     After
               Within One Year Within Five Years Within Ten Years    Ten Years
                Amount Yield    Amount   Yield     Amount   Yield  Amount  Yield
U. S. Treasury
 and Government
 Agencies      $15,400  6.05%  $19,532   5.82%   $ 3,135  6.48%  $ 4,435  6.08%


State and
Political
Subdivisions*  $ 1,653  6.72%  $ 9,050   6.73%   $ 1,971  6.85%  $   100  6.59%

All Others     $ 1,900  7.57%  $ 3,571   5.31%   $     0   .00%  $     0   .00%

TOTALS         $18,953  6.26%  $32,153   6.02%   $ 5,106  6.62%  $ 4,535  6.10%


*Yields on tax free investments are stated herein on a taxable equivalent basis.

     The investment securities portfolio is a major component of First Citizens' earning assets. It provides a stable long term income stream and is managed in such a way as to enhance the Company's asset/liability management program. Investment Securities also serve as collateral for government and other public funds deposits. Securities contained within the portfolio consist primarily of U.S. Treasury and other U.S. Government Agency securities and tax-exempt obligations of states and political subdivisions. All other investment securities contained therein comprise approximately 10% of the portfolio.

     The investment portfolio, when comparing 1993 to 1992 decreased approximately $10 million. Since 1989, deposit and capital growth as well as maturing investments were utilized to fund loan growth. Purchases of Investments during the third quarter consisted primarily of Tax Free Municipal Bonds. A 21% increase in tax free investments from 1992 to 1993 is a conscious effort to reduce tax liability in light of increased earnings.

     Maturities within the portfolio are made up of 31.19% within one year and 52.92% after one year and within five years. Policy provides for 20% maturities on an annual basis. Management has made a conscious effort to shorten maturities based on the current interest rate environment and mark to market rules scheduled to take effect 1/1/94. Beginning in 1994, the portfolio will be structured to insure that future sales of securities prior to maturity will be accomplished from either the Trading or Held for Sale accounts.

     During the third quarter of 1993, taxable securities totaling $4,150,000 bearing maturity or call dates in the calendar year 1993 were sold. The sale resulted in gross profits of approximately $22,233. Also sold from the investment portfolio in February, 1993 was a CMO PAC with a par value of $1,022,500 sold with a net loss of $3,280.32. These securities were sold due to interest rate risk in a rising rate environment if held to maturity and to fund loan growth in 1993.

     For years ending December 31, 1993, 1992 and 1991 there was no activity within the trading account. Interest and dividend income was non-existant for this three year period, with ending balances being zero for all years under comparison.

     Securities in the Held for Sale Account consisted of 24,000 shares of FHLMC Preferred Stock having a book value of $600,000. Reported in Held for Sale at 6/30/93 was 12,000 shares of FHLMC Preferred stock valued at $300,000. An additional 12,000 shares were purchased and placed in this account during the third quarter 1993. The average and ending balances in the Held for Sale Account for 12/31/93 were $500,000 and $600,000 respectively. During the fourth quarter, 1993, there were no transfers between the Trading, Held for Sale, and Investment Accounts.

     Gains/Losses reflected in year-end income statements attributable to trading account securities:

   Year Ended
     12/31       Gains        Losses           Net

     1993      $     0.00   $     0.00     $     0.00
     1992      $     0.00   $     0.00     $     0.00
     1991      $ 3,125.00   $     0.00     $ 3,125.00

     The following table allocates by category unrealized Gains/Losses within the portfolio as of December 31, 1993 (in thousands):

                                  UNREALIZED              NET
                              GAINS        LOSSES     GAINS/LOSSES

U.S. TREASURY
  SECURITIES                $   227        $    0       $   227

OBLIGATIONS OF U.S.
  GOVERNMENT AGENCIES
  AND CORPORATIONS          $   516        $   35       $   481

OBLIGATIONS OF STATES
  AND POLITICAL
  SUBDIVISIONS              $   205        $   27      $    178

FEDERAL RESERVE AND
  CORPORATE STOCK           $   156        $    0      $    156

TOTALS                      $ 1,104        $   62      $  1,042

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. The liquidity ratio which is determined by a comparison of net liquid assets to net liabilities remains between 10% and 15%. The stability of our deposit base, sound asset/liability management, a strong capital base and quality assets assure adequate liquidity. The low interest rate environment has placed pressure on the ability to retain funds in maturing certificates of deposit. Many of our customers are, for the first time, looking outside the traditional bank investment options and investing in annuities, mutual funds and stocks. Deposits of $100,000 and over tend to be much more volatile and interest sensitive than smaller consumer deposits which make up the major portion of our deposit base.

     Another factor which must be addressed in the current interest rate situation is the inclination of our customers to lock in rates for longer periods of time. In excess of $24,000,000 in loans shifted from less than one year maturity to the one to five year category. Sound asset/liability management principals would dictate that investments should and do follow this trend. To address liquidity concerns, First Citizens became a member of the Federal Home Loan Bank, thereby opening up an additional liquidity source should the need arise.

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more sensitive than long-term investment securities and fixed rate loans. The shorter term interest sensitive assets and liabilities are the key to measurement of the interest sensitivity gap. Minimizing this gap is a continual challenge in the present interest rate environment. This is the primary objective of the asset/liability management program.

     The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and interest bearing liabilities. First Citizens Asset/Liability Management Policy provides that the cumulative gap as a percent of assets shall not exceed 10% for the three to six months, six to twelve months. The Cumulative Gap position in the one to five year category shall not exceed 20%. As evidenced by the following table, our current position is significantly below this level, with annual income exposure determined to be less than $100,000.

                                        CONDENSED GAP REPORT
12/31/93                                  CURRENT BALANCES
                                          (in thousands)
                                    DAILY     0-1        1-2      2-3          3-6      6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS       MONTHS   MONTHS
CASH AND DUE FROM:
CURRENCY AND COIN        1,880        -          -          -         -            -        -
DUE FROM BANKS           1,838        -          -          -         -            -        -
CASH ITEMS               4,724        -          -          -         -            -        -

TOTAL CASH & DUE FROM    8,442        -          -          -         -            -        -

INVESTMENTS:
US TREASURIES            16,613       -      1,000      3,000         -        2,000    4,000
US AGENCIES              25,889       -      2,496      1,000       500        1,400    3,950
MUNICIPALS               12,774       -        200        250         -          150    1,053
HELD FOR SALE               600     600          -          -         -            -        -
CORP & OTHERS             3,647       -          -          -         -            -    1,300
FEDERAL HOME LOAN BANK    1,224       -          -          -         -            -        -

TOTAL INVESTMENTS        60,747     600      3,696      4,250       500        3,550   10,303

LOANS:
COMMERCIAL FIXED         19,612       -      1,442        528       938        1,256    4,815
COMMERCIAL VARIABLE      14,935  14,935          -          -         -            -        -
REAL ESTATE-VARIABLE     21,078  21,078          -          -         -            -        -
REAL ESTATE FIXED        65,821       -        815        664     1,538        1,442    2,149
HOME EQUITY LOANS         4,586   4,586          -          -         -            -        -
SEC MORTGAGE                992       -        992          -         -            -        -
INSTALLMENT LOANS        15,880       -        208        155       193          655    1,328
INSTALLMENT VARIABLE         21      21          -          -         -            -        -
FLOOR PLAN                  901       -        901          -         -            -        -
CREDIT CARDS              1,756       -          -          -         -            -    1,756
OVERDRAFTS                  149       -        149          -         -            -        -
NON-ACCRUAL LOANS         1,079       -          -          -         -            -        -
FHLB LOANS                2,513       -          -          -         -            -        -
TOTAL LOANS             149,323  40,620      4,507      1,347     2,669        3,353   10,048
LOAN LOSS RESERVE         1,676       -          -          -         -            -        -

NET LOANS               147,647  40,620      4,507      1,347     2,669        3,353   10,048

FED FUNDS SOLD            5,200   5,200          -          -         -            -        -

TOTAL FED FUNDS SOLD      5,200   5,200          -          -         -            -        -

TOTAL EARNING ASSETS    213,594  46,420      8,203      5,597     3,169        6,903   20,351

OTHER ASSETS:
BUILDING, F&F & LAND      7,627       -          -          -         -            -        -
OTHER REAL ESTATE            98       -          -          -         -            -        -
OTHER ASSETS              3,062       -          -          -         -            -        -

TOTAL OTHER ASSETS       10,787       -          -          -         -            -        -

TOTAL ASSETS            232,823  46,420      8,203      5,597     3,169        6,903   20,351

DEMAND DEPOSITS:
BANKS                        39       -          -          -         -            -        -
DEMAND DEPOSITS          22,392       -          -          -         -            -        -
OFFICIAL CHECKS               1       -          -          -         -            -        -

TOTAL DEMAND             22,432       -          -          -         -            -        -

SAVINGS ACCOUNTS:
REGULAR SAVINGS          18,007       -          -          -         -            -        -
NOW ACCOUNT              27,154       -          -          -         -            -        -
IMF-MMDA                 12,239       -          -          -         -            -        -
HIGH YIELD ACCOUNT        3,188       -      3,188          -         -            -        -
GENERATIONS GOLD          5,722       -          -          -         -            -        -

TOTAL SAVINGS            66,310       -      3,188          -         -            -        -

                                        CONDENSED GAP REPORT
12/31/93                                  CURRENT BALANCES
                                          (in thousands)
                          1-2      2+
                         YEARS    YEARS
CASH AND DUE FROM:
CURRENCY AND COIN            -    1,880
DUE FROM BANKS               -    1,838
CASH ITEMS                   -    4,724

TOTAL CASH & DUE FROM        -    8,442

INVESTMENTS:
US TREASURIES             2,000   4,613
US AGENCIES               1,993  14,550
MUNICIPALS                2,305   8,816
HELD FOR SALE                 -       -
CORP & OTHERS             1,006   1,341
FEDERAL HOME LOAN BANK        -   1,224

TOTAL INVESTMENTS         7,304  30,544

LOANS:
COMMERCIAL FIXED          1,593   9,040
COMMERCIAL VARIABLE           -       -
REAL ESTATE-VARIABLE          -       -
REAL ESTATE FIXED         6,204  53,009
HOME EQUITY LOANS             -       -
SEC MORTGAGE                  -       -
INSTALLMENT LOANS         3,844   9,497
INSTALLMENT VARIABLE          -       -
FLOOR PLAN                    -       -
CREDIT CARDS                  -       -
OVERDRAFTS                    -       -
NON-ACCRUAL LOANS             -   1,079
FHLB LOANS                    -   2,513
TOTAL LOANS              11,641  75,138
LOAN LOSS RESERVE             -   1,676

NET LOANS                11,641  73,462

FED FUNDS SOLD                -       -

TOTAL FED FUNDS SOLD          -       -

TOTAL EARNING ASSETS     18,945 104,006

OTHER ASSETS:
BUILDING, F&F & LAND          -   7,627
OTHER REAL ESTATE             -      98
OTHER ASSETS                  -   3,062

TOTAL OTHER ASSETS            -  10,787

TOTAL ASSETS             18,945 123,235

DEMAND DEPOSITS:
BANKS                         -      39
DEMAND DEPOSITS               -  22,392
OFFICIAL CHECKS               -       1

TOTAL DEMAND                  -  22,432

SAVINGS ACCOUNTS:
REGULAR SAVINGS               -  18,007
NOW ACCOUNT                   -  27,154
IMF-MMDA                      -  12,239
HIGH YIELD ACCOUNT            -       -
GENERATIONS GOLD              -   5,722

TOTAL SAVINGS                 -  63,122

                                        CONDENSED GAP REPORT
12/31/93                                  CURRENT BALANCES
                                          (in thousands)
                                    DAILY     0-1        1-2      2-3          3-6      6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS       MONTHS   MONTHS
TIME DEPOSITS:
FLEX-CD                  72,205       -      9,853      6,988     8,175       24,400    9,337
LARGE CD-FLEX            17,150       -      3,133      1,842     1,795        5,200    2,388
IRA-FLOATING                265     265          -          -         -            -        -
IRA-FIXED                15,505       -        726        719       536        2,202    2,680
CHRISTMAS CLUB               65       -          -          -         -            -       65

TOTAL TIME              105,190     265     13,712      9,549    10,506       31,802   14,470

TOTAL DEPOSITS          193,932     265     16,900      9,549    10,506       31,802   14,470

SHORT TERM BORROWINGS:
TT&L                        698       -        698          -         -            -        -
SECURITIES SOLD-SWEEP    10,022  10,022          -          -         -            -        -
SECURITIES SOLD-FIXED     6,892       -      1,073      2,107       300        1,077    1,454

TOTAL SHORT TERM BORR.   17,612  10,022      1,771      2,107       300        1,077    1,454

OTHER LIABILITIES:
ACCRUED INT. PAYABLE      1,369       -          -          -         -            -        -
OTHER LIABILITIES           404       -          -          -         -            -        -

TOTAL OTHER LIABILITIES   1,773       -          -          -         -            -        -

TOTAL LIABILITIES       213,317  10,287     18,671     11,656    10,806       32,879   15,924

CAPITAL:
COMMON STOCK              2,000       -          -          -         -            -        -
SURPLUS                   4,000       -          -          -         -            -        -
UNDIVIDED PROFITS        13,506       -          -          -         -            -        -

TOTAL CAPITAL            19,506       -          -          -         -            -        -

TOTAL LIAB'S & CAPITAL  232,823  10,287     18,671     11,656    10,806       32,879   15,924

GAP (SPREAD)                  -  36,133    -10,468     -6,059    -7,637      -25,976    4,427
GAP % TOTAL ASSETS            -   15.52      -4.50      -2.60     -3.28       -11.16     1.90
CUMULATIVE GAP                -  36,133     25,665     19,606    11,969      -14,007   -9,580
CUM. GAP % TOTAL ASSETS       -   15.52      11.02       8.42      5.14        -6.02    -4.11
SENSITIVITY RATIO             -    4.51       1.89       1.48      1.23         0.83     0.90

                                        CONDENSED GAP REPORT
12/31/93                                  CURRENT BALANCES
                                          (in thousands)
                          1-2       2+
                         YEARS     YEARS
TIME DEPOSITS:
FLEX-CD                   7,304    6,148
LARGE CD-FLEX             1,342    1,450
IRA-FLOATING                  -        -
IRA-FIXED                 2,431    6,211
CHRISTMAS CLUB                -        -

TOTAL TIME               11,077   13,809

TOTAL DEPOSITS           11,077   99,363

SHORT TERM BORROWINGS:
TT&L                          -        -
SECURITIES SOLD-SWEEP         -        -
SECURITIES SOLD-FIXED       600      281

TOTAL SHORT TERM BORR.      600      281

OTHER LIABILITIES:
ACCRUED INT. PAYABLE          -    1,369
OTHER LIABILITIES             -      404

TOTAL OTHER LIABILITIES       -    1,773

TOTAL LIABILITIES        11,677  101,417

CAPITAL:
COMMON STOCK                  -    2,000
SURPLUS                       -    4,000
UNDIVIDED PROFITS             -   13,506

TOTAL CAPITAL                 -   19,506

TOTAL LIAB'S & CAPITAL   11,677  120,923

GAP (SPREAD)              7,268    2,312
GAP % TOTAL ASSETS         3.12     0.99
CUMULATIVE GAP           -2,312        -
CUM. GAP % TOTAL ASSETS   -0.99        -
SENSITIVITY RATIO          0.98     1.00

                                        CONDENSED GAP REPORT
12/31/93                                  CURRENT BALANCES
                                          (in thousands)
                         AVERAGE    DAILY     0-1        1-2      2-3          3-6      6-12
                         RATE     FLOATING   MONTHS     MONTHS   MONTHS       MONTHS   MONTHS

CASH AND DUE FROM:
CURRENCY AND COIN            -        -          -          -         -            -        -
DUE FROM BANKS               -        -          -          -         -            -        -
CASH ITEMS                   -        -          -          -         -            -        -

TOTAL CASH & DUE FROM        -        -          -          -         -            -        -

INVESTMENTS:
US TREASURIES              5.64       -       7.03       5.73         -         5.11     6.04
US AGENCIES                6.02       -       6.38       4.50      5.00         5.33     6.64
MUNICIPALS                 6.75       -       6.65       6.01         -         7.25     6.86
HELD FOR SALE              7.17    7.17          -          -         -            -        -
CORP & OTHERS              6.16       -          -          -         -            -     7.74
FEDERAL HOME LOAN BANK     5.35       -          -          -         -            -        -

TOTAL INVESTMENTS          6.07    7.17       6.57       5.45      5.00         5.28     6.57

LOANS:
COMMERCIAL FIXED           7.47       -       6.68       7.72      7.09         6.83     7.22
COMMERCIAL VARIABLE        7.70    7.70          -          -         -            -        -
REAL ESTATE-VARIABLE       7.74    7.74          -          -         -            -        -
REAL ESTATE FIXED          8.34       -       7.88       9.23      8.26         9.50     9.27
HOME EQUITY LOANS          7.10    7.10          -          -         -            -        -
SEC MORTGAGE               7.00       -       7.00          -         -            -        -
INSTALLMENT LOANS         10.14       -       9.22       9.69      9.26         9.41    10.89
INSTALLMENT VARIABLE       7.50    7.50          -          -         -            -        -
FLOOR PLAN                 7.50       -       7.50          -         -            -        -
CREDIT CARDS              14.20       -          -          -         -            -    14.20
OVERDRAFTS                 0.00       -       0.00          -         -            -        -
NON-ACCRUAL LOANS             -       -          -          -         -            -        -
FHLB LOANS                 7.50       -          -          -         -            -        -
TOTAL LOANS                8.20    7.65       7.02       8.69      7.92         8.48     9.36
LOAN LOSS RESERVE             -       -          -          -         -            -        -

NET LOANS                  8.30    7.65       7.02       8.69      7.92         8.48     9.36

FED FUNDS SOLD             3.00    3.00          -          -         -            -        -

TOTAL FED FUNDS SOLD       3.00    3.00          -          -         -            -        -

TOTAL EARNING ASSETS       7.54    7.12       6.82       6.23      7.46         6.84     7.95

OTHER ASSETS:
BUILDING, F&F & LAND          -       -          -          -         -            -        -
OTHER REAL ESTATE             -       -          -          -         -            -        -
OTHER ASSETS                  -       -          -          -         -            -        -

TOTAL OTHER ASSETS            -       -          -          -         -            -        -

TOTAL ASSETS               6.91    7.12       6.82       6.23      7.46         6.84     7.95

DEMAND DEPOSITS:
BANKS                         -       -          -          -         -            -        -
DEMAND DEPOSITS               -       -          -          -         -            -        -
OFFICIAL CHECKS               -       -          -          -         -            -        -

TOTAL DEMAND                  -       -          -          -         -            -        -

SAVINGS ACCOUNTS:
REGULAR SAVINGS            2.76       -          -          -         -            -        -
NOW ACCOUNT                2.46       -          -          -         -            -        -
IMF-MMDA                   2.73       -          -          -         -            -        -
HIGH YIELD ACCOUNT         2.73       -       2.73          -         -            -        -
GENERATIONS GOLD           2.16       -          -          -         -            -        -

TOTAL SAVINGS              2.58       -       2.73          -         -            -        -

                                        CONDENSED GAP REPORT
12/31/93                                  CURRENT BALANCES
                                          (in thousands)
                          1-2      2+
                         YEARS    YEARS
CASH AND DUE FROM:
CURRENCY AND COIN            -        -
DUE FROM BANKS               -        -
CASH ITEMS                   -        -

TOTAL CASH & DUE FROM        -        -

INVESTMENTS:
US TREASURIES              5.10    5.40
US AGENCIES                5.10    6.12
MUNICIPALS                 6.89    6.72
HELD FOR SALE                 -       -
CORP & OTHERS              5.16    5.39
FEDERAL HOME LOAN BANK        -    5.35

TOTAL INVESTMENTS          5.67    6.12

LOANS:
COMMERCIAL FIXED           8.23    7.70
COMMERCIAL VARIABLE           -       -
REAL ESTATE-VARIABLE          -       -
REAL ESTATE FIXED          9.55    8.13
HOME EQUITY LOANS             -       -
SEC MORTGAGE                  -       -
INSTALLMENT LOANS         11.57    9.55
INSTALLMENT VARIABLE          -       -
FLOOR PLAN                    -       -
CREDIT CARDS                  -       -
OVERDRAFTS                    -       -
NON-ACCRUAL LOANS             -       -
FHLB LOANS                    -    7.50
TOTAL LOANS               10.03    8.12
LOAN LOSS RESERVE             -       -

NET LOANS                 10.03    8.31

FED FUNDS SOLD                -       -

TOTAL FED FUNDS SOLD          -       -

TOTAL EARNING ASSETS       8.35    7.66

OTHER ASSETS:
BUILDING, F&F & LAND          -       -
OTHER REAL ESTATE             -       -
OTHER ASSETS                  -       -

TOTAL OTHER ASSETS            -       -

TOTAL ASSETS               8.35    6.47

DEMAND DEPOSITS:
BANKS                         -       -
DEMAND DEPOSITS               -       -
OFFICIAL CHECKS               -       -

TOTAL DEMAND                  -       -

SAVINGS ACCOUNTS:
REGULAR SAVINGS               -    2.76
NOW ACCOUNT                   -    2.46
IMF-MMDA                      -    2.73
HIGH YIELD ACCOUNT            -       -
GENERATIONS GOLD              -    2.16

TOTAL SAVINGS                 -    2.57

                                        CONDENSED GAP REPORT
12/31/93                                  CURRENT BALANCES
                                          (in thousands)
                                    DAILY     0-1        1-2      2-3          3-6      6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS       MONTHS   MONTHS
TIME DEPOSITS:
FLEX-CD                    4.61       -       4.37       4.49      4.21         4.46     4.33
LARGE CD-FLEX              4.44       -       3.43       3.74      4.10         4.63     4.40
IRA-FLOATING               3.00    3.00          -          -         -            -        -
IRA-FIXED                  5.11       -       4.05       4.22      5.05         5.02     3.97
CHRISTMAS CLUB             2.50       -          -          -         -            -     2.50

TOTAL TIME                 4.65    3.00       4.14       4.33      4.23         4.53     4.26

TOTAL DEPOSITS             3.40    3.00       3.87       4.33      4.23         4.53     4.26

SHORT TERM BORROWINGS:
TT&L                       2.10       -       2.10          -         -            -        -
SECURITIES SOLD-SWEEP      2.48    2.48          -          -         -            -        -
SECURITIES SOLD-FIXED      4.04       -       4.02       3.10      3.75         4.20     4.60

TOTAL SHORT TERM BORR.     3.08    2.48       3.26       3.10      3.75         4.20     4.60

OTHER LIABILITIES:
ACCRUED INT. PAYABLE          -       -          -          -         -            -        -
OTHER LIABILITIES             -       -          -          -         -            -        -

TOTAL OTHER LIABILITIES       -       -          -          -         -            -        -

TOTAL LIABILITIES          3.35    2.50       3.81       4.10      4.22         4.52     4.29

CAPITAL:
COMMON STOCK                  -       -          -          -         -            -        -
SURPLUS                       -       -          -          -         -            -        -
UNDIVIDED PROFITS             -       -          -          -         -            -        -

TOTAL CAPITAL                 -       -          -          -         -            -        -

TOTAL LIAB'S & CAPITAL     3.07    2.50       3.81       4.10      4.22         4.52     4.29

GAP (SPREAD)               3.85    4.63       3.00       2.13      3.24         2.32     3.65
GAP % TOTAL ASSETS
CUMULATIVE GAP
CUM. GAP % TOTAL ASSETS
SENSITIVITY RATIO

                                        CONDENSED GAP REPORT
12/31/93                                  CURRENT BALANCES
                                          (in thousands)
                          1-2       2+
                         YEARS     YEARS
TIME DEPOSITS:
FLEX-CD                    5.26     5.90
LARGE CD-FLEX              5.35     6.44
IRA-FLOATING                  -        -
IRA-FIXED                  5.23     5.81
CHRISTMAS CLUB                -       -

TOTAL TIME                 5.26     5.92

TOTAL DEPOSITS             5.26     2.45

SHORT TERM BORROWINGS:
TT&L                          -        -
SECURITIES SOLD-SWEEP         -        -
SECURITIES SOLD-FIXED      5.08     5.80

TOTAL SHORT TERM BORR.     5.08     5.80

OTHER LIABILITIES:
ACCRUED INT. PAYABLE          -        -
OTHER LIABILITIES             -        -

TOTAL OTHER LIABILITIES       -        -

TOTAL LIABILITIES          5.25     2.42

CAPITAL:
COMMON STOCK                  -        -
SURPLUS                       -        -
UNDIVIDED PROFITS             -        -

TOTAL CAPITAL                 -        -

TOTAL LIAB'S & CAPITAL     5.25     2.03

GAP (SPREAD)               3.10     4.44
GAP % TOTAL ASSETS
CUMULATIVE GAP
CUM. GAP % TOTAL ASSETS
SENSITIVITY RATIO

RETURN ON EQUITY AND ASSETS
FIRST CITIZENS BANCSHARES, INC.
                                      1993   1992    1991    1990     1989
Percentage of Net Income to:
Average Total Assets                  1.17%    .95%    .89%   .60%    .59%
Average Shareholders Equity          13.48%  11.79%  11.65%  8.43%   8.40%

Percentage of Dividends Declared
 Per Common Share to Net Income
 Per Common Share                    25.62%  27.67%  28.86% 42.57%  43.04%

Percentage of Average Shareholders'
 Equity to Average Total Assets       8.71%   8.07%   7.60%  7.27%   7.00%

     Improved earnings performance is evident when reviewing the following table. The "domino effect" is seen in return on assets and equity, and in improved capital ratios. The company's Strategic Plan addresses objectives to sustain improved earnings, maintain a quality loan portfolio, and to maintain market share by providing quality customer service. Management of the Bank is committed to improving and maintaining earnings that are comparable to peer banks. Ratios comparing net income to average total assets and average shareholders equity indicate improvement from prior years. Return on Assets at 12/31/93 was 1.17%.

     Total Shareholders' equity (including Loan Loss Reserve) of First Citizens Bancshares as of 12/31/93 was $21,700,477 compared to $19,308,975 at 12/31/92. Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated.

CAPITAL RESOURCES/TOTAL ASSETS - YEAR-END TOTALS
FIRST CITIZENS BANCSHARES, INC.

1993      1992      1991      1990      1989

9.24%     8.05%     7.75%     7.34%     6.80%


     Cash Dividends to Shareholders for 1993 and 1992 were $2.10 and $2.30 per share. This compares to dividends of $2.225 in 1990 and $2.10 per share paid each year from 1987 thru 1989. In September, 1993 a 2.5 for 1 stock split on the Common Capital Stock of Bancshares was declared to holders of record as October 15, 1993. The number of shares outstanding increased proportionately with changes to the capital account. In addition, a 10% stock dividend was declared payable December 15, 1992 which provided for the issuance of one share of stock for each 10 shares owned; with payment for fractional shares being made in cash. 25,158 shares were issued as a result of this dividend. In 1989, a stock dividend was declared payable December 15, 1989 which provided for the issuance of one share of stock for each twenty shares owned. Fractional shares were also paid in cash. 11,826 shares were issued as a result. Total shares outstanding were 706,656 at 12/31/93 and 279,247 at 12/31/92. An amendment to the Articles of Association ratified by the Shareholders in April, 1989 approved an increase in the number of shares authorized from 410,000 to 750,000.

     Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. Effective January 1, 1993, the minimum risk-based capital ratio increased to 8.00%. At least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries.

Tier 2 Capital/Supplementary capital consists of the allowance for loan and lease losses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments.

     Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio for Bancshares and First Citizens National Bank as of 12/31/93 was
13.88 percent and 12.73 percent respectively, significantly above the 8.0 percent level as required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Board of Directors
First Citizens Bancshares, Inc.
Dyersburg, Tennessee  38024

     We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc. and Subsidiary as of December 31, 1993 and 1992, and their results of operations and cash flows for the three years ended December 31, 1993 in conformity with generally accepted accounting principles.





Dyersburg, Tennessee                       CARMICHAEL, ENOCH & ASSOCIATES
January 25, 1994

                        FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1993 and 1992


                                    ASSETS

                                                          December 31

                                                      1993            1992

Cash and due from banks - Note 12               $  8,407,663   $ 10,591,316
Federal funds sold                                 5,200,000      6,700,000
Investment securities - Notes 1 and 2
     (market value $61,789,052 at
      December 31, 1993, and $75,285,031
      at December 31, 1992)                       60,747,040     74,447,690
Loans - Notes 1 and 3 (net of unearned income
     of $1,065,608 in 1993 and $1,149,319 in
     1992)                                       149,322,178    135,660,731
Less:  Allowance for loan losses - Notes 1
       and 4                                       1,676,133      1,703,349
   Net Loans                                     147,646,045    133,957,382
Premises and equipment - Notes 1 and 5             7,778,246      8,214,425
Accrued interest receivable                        2,572,669      2,857,664
Other assets - Notes 1 and 6                       2,540,369      3,128,812

          TOTAL ASSETS                          $234,892,032   $239,897,289


                     LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Deposits:  Note 7
     Demand                                     $ 22,324,092   $ 21,302,536
     Time                                        105,189,285    105,759,874
     Savings                                      66,309,872     66,396,924
  Total Deposits                                 193,823,249    193,459,334
  Securities sold under agreement to repurchase   16,914,142     25,133,919
  Long-term debt - Note 15                            30,021        162,964
  Notes payable of Employee Stock Ownership
   Plan - Note 18                                                   160,000
  Other liabilities                                2,424,143      1,672,097
       Total Liabilities                         213,191,555    220,588,314


Stockholders' Equity:
  Common stock, $10 Par Value:
   Authorized - 750,000 shares:
   Issued and Outstanding -
      706,656 shares in 1993
      279,247 shares in 1992                       7,066,560      2,792,470
  Surplus                                          2,356,082      6,394,048
  Retained earnings                               12,338,242     10,282,457
  Less treasury stock, at cost 2,024 shares          (60,407)
  Obligation of Employee Stock Ownership Plan                      (160,000)
       Total Stockholders' Equity                 21,700,477     19,308,975

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                  $234,892,032   $239,897,289

     See accompanying notes and accountants' report.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 1993, 1992, and 1991

                                             1993         1992         1991
     Interest Income
Interest and fees on loans               $14,029,313   $14,289,129   $16,064,641
Interest and dividends on investment
 securities:
     Taxable                               3,499,964     3,994,589     4,170,801
     Tax-exempt                              447,114       321,501       345,467
     Dividends                                91,738        19,245        75,961
Other interest income                         81,203       257,470       400,039
Lease financing income                         6,426        11,182        16,693
     Total Interest Income                18,155,758    18,893,116    21,073,602

     Interest Expense
Interest on deposits                       6,588,376     7,846,697    10,423,725
Interest on long-term debt                    26,557        27,836        26,576
Other interest expense                       646,021       629,606       741,213
     Total Interest Expense                7,260,954     8,504,139    11,191,514

Net Interest Income                       10,894,804    10,388,977     9,882,088
Provision for loan losses - Note 4           401,273       411,001       592,110
Net interest income after
   provision for loan losses              10,493,531     9,977,976     9,289,978

     Other Income
Income from fiduciary activities             521,284       522,540       572,667
Service charges on deposit accounts          439,756       434,058       469,287
Other service charges, commissions,
   and fees                                  771,024       559,284       458,104

Securities gains (losses) - Net - Note 2      31,758       159,820         2,077

Other income                                 316,496       322,311       220,254

     Total Other Income                    2,080,318     1,998,013     1,722,389

     Other Expenses
Salaries and employee benefits - Note 8    4,750,184     4,510,654     4,239,795
Net occupancy expenses                       348,702       309,921       358,585
Furniture and equipment expense              135,895       148,616       123,157
Depreciation                                 798,220       596,221       482,645
Data processing expense                      154,670       802,398       990,572
Legal and professional fees                  128,574       116,959        94,605
Stationary and office supplies               161,796       172,542       185,730
Other expenses                             2,254,641     2,089,716     1,664,046
     Total Other Expenses                  8,732,682     8,747,027     8,139,135

Net income before income taxes             3,841,167     3,228,962     2,873,232

Provision for income tax expense -
  Note 9                                   1,202,708     1,054,252       912,029

Net income for operations                  2,638,459     2,174,710     1,961,203

Cumulative change in accounting
  principle - Note 9                         125,278

Net Income                               $ 2,763,737    $ 2,174,710   $1,961,203

Earnings Per Common Share - Note 10:
  Net income from operations             $      3.76    $     3.39    $     3.08


  Net income                             $      3.94    $     3.39    $     3.08


Weighted average shares outstanding          700,958       640,363       635,121


     See accompanying notes and accountants' report.

                         FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1993, 1992, and 1991

                                            Common                    Retained
                                             Stock       Surplus      Earnings


Balance, January 1, 1991                  $2,540,890  $5,324,833  $ 8,635,612

Net income, year ended December 31, 1991                            1,961,203

Cash dividends paid - $2.225 per share                               (566,395)

Balance, December 31, 1991                 2,540,890   5,324,833   10,030,420

Net income, year ended December 31, 1992                            2,174,710

Cash dividends paid - $2.30 per share                                (601,878)

Ten percent stock dividend -
  December, 1992 - Note 10                   251,580   1,069,215   (1,320,795)

Balance, December 31, 1992                $2,792,470   6,394,048   10,282,457

Net income, year ended December 31, 1993                            2,763,737

Cash dividends paid-$2.10 per share                                  (707,952)

Sale of Common Stock                          47,110     189,014

Stock Split - Note 10                      4,226,980  (4,226,980)

Balance, December 31, 1993                $7,066,560  $2,356,082  $12,338,242




     See accompanying notes and accountants' report.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                 Years Ended December 31, 1993, 1992, and 1991



                                              1993        1992          1991

Operating Activities

Net income                              $  2,763,737   $  2,174,710  $1,961,203
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
     Provision for loan losses               401,273        411,001     592,110
     Provision for losses on other
      real estate                              3,000          7,600      40,339
     Provision for depreciation and
      amortization                           798,220        596,221     508,319
     Amortization of investment
      security discounts                     (25,919)       (31,849)    (60,702)
     Deferred income taxes                  (175,989)                    98,684
     (Gains) losses on sales of
      other real estate                       (4,289)      (13,903)     (60,910)
     Realized and unrealized investment
      security (gains) losses                (31,758)     (159,820)      (2,077)
     (Increase) decrease in accrued
      interest receivable                    284,995       469,832      (46,297)
     Increase (decrease) in accrued
      interest payable                        29,159      (471,601)    (291,991)
     (Increase) decrease in other assets     765,721       669,033     (723,182)
     Increase (decrease) in other
      liabilities                            722,887      (757,368)      34,225_

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                               5,531,037     2,893,856    2,049,721

Investing Activities

 Proceeds of maturities of securities     10,826,000    17,618,000   15,010,397
 Proceeds from sales of trading and
   investment securities                   5,300,252    10,096,833   14,009,395
 Purchase of trading and investment
   securities                             (2,367,925)  (42,868,559) (31,537,312)
 Increase in loans - net                 (14,089,936)   (3,237,807)  (3,446,209)
 Purchases of premises and equipment        (362,041)   (1,545,185)    (551,690)

 NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                  $  (693,650) $(19,936,718) $(6,515,419)




     See accompanying notes and accountants' report.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                 Years Ended December 31, 1993, 1992, and 1991



                                              1993         1992          1991

Financing Activities

Net increase (decrease) in demand
 deposits, NOW Accounts and
 savings accounts                       $   450,967  $ 12,169,387   $ 1,120,594
Increase (decrease) in time
 deposits - net                             (87,052)  (11,773,657)    2,003,393
Payment of principal on long-term debt     (132,943)     (130,906)     (131,647)
Proceeds from sale of common stock          236,124
Cash dividends paid                        (707,952)     (601,878)     (566,395)
Net increase (decrease) in short-term
 borrowings                              (8,219,777)   12,271,124     4,509,753
Treasury stock transactions - net           (60,407)


  NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                 (8,521,040)   11,934,070     6,935,698

  INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                     (3,683,653)   (5,108,792)    2,470,000

Cash and cash equivalents at beginning
 of year                                 17,291,316    22,400,108    19,930,108

   CASH AND CASH EQUIVALENTS AT
     END OF YEAR                        $13,607,663  $ 17,291,316  $ 22,400,108


Cash payments made for interest and income taxes during the years presented are as follows:

                                             1993         1992         1991
     Interest                             $7,231,795   $8,975,740  $11,483,505
     Income taxes                          1,131,310      912,156    1,143,750



     See accompanying notes and accountants' report.

                            FIRST CITIZENS BANCSHARES, INC.,
                                    AND SUBSIDIARY
                             NOTES TO FINANCIAL STATEMENTS
                                   December 31, 1993

Note 1 - Summary of Significant Accounting and Reporting Policies

     The accounting and reporting policies of First Citizens Bancshares, Inc. and subsidiary conform to generally accepted accounting principles. The significant policies are described as follows:

     BASIS OF PRESENTATION
     The consolidated financial statements include all accounts of First Citizens Bancshares, Inc. and First Citizens National Bank. First Citizens Bancshares, Inc.'s investment in its subsidiary shown on the Parent Company Balance Sheet is stated at equity in the underlying assets. All inter-company items are eliminated in consolidation.

     BASIS OF ACCOUNTING
     The consolidated financial statements are presented using the accrual basis of accounting.

     CASH EQUIVALENTS
     Cash equivalents include amounts due from banks which do not bear interest and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

     SECURITIES
     Investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed using the straight-line method, which approximates the interest method. The adjusted cost of the specific security sold is used to compute gains or losses on the sale of securities.

     Trading account securities are carried at market value. Gains and losses on sales of trading account securities and market value adjustments to trading account securities are included in net securities gains and losses on the consolidated statement of income.

     Debt securities are classified, when purchased, as an investment security or a trading account asset based on management's intent. Securities which are purchased for resale in the foreseeable future are categorized as trading account assets while those which management intends to hold for an extended time or until maturity are classified as investment securities.

     ALLOWANCE FOR LOAN LOSSES
     The provision for loan losses which is charged to operations is based on management's assessment of the quality of the loan portfolio, current economic conditions and other relevant factors. In management's judgment, the provision for loan losses will maintain the allowance for loan losses at an adequate level to absorb potential loan losses which may exist in the portfolio.

     PREMISES AND EQUIPMENT
     Bank premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using straight-line and accelerated methods for both financial reporting and income tax purposes. Expenditures for maintenance and repairs are charged against income as incurred. Cost of major additions and improvements are capitalized and depreciated over their estimated useful lives.

                           FIRST CITIZENS BANCSHARES, INC.,
                                    AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  December 31, 1992

Note 1 - Summary of Significant Accounting and Reporting Policies
(Continued)

     REAL ESTATE ACQUIRED BY FORECLOSURE
     Real estate acquired through foreclosure is reflected in other assets and is recorded at the lower of the related outstanding loan amount or estimated net realizable value at the date of acquisition. Adjustments made at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred in connection with ownership, subsequent adjustments to book value, and gains and losses upon disposition are included in other non-interest expenses.

     Adjustments to net realizable value are made annually subsequent to acquisition based on appraisal.

     INCOME TAXES
     First Citizens Bancshares, Inc. uses the accrual method of accounting for federal income tax reporting. Deferred tax assets or liabilities are computed for significant differences in financial statement and tax bases of assets and liabilities which result from temporary differences in financial statement and tax accounting.

     LOANS AND INTEREST INCOME ON LOANS
     Interest income on commercial and real estate loans is computed on the basis of the daily principal balance outstanding using the accrual method. Interest on installment loans is credited to operations by the rule of 78th method, which does not represent a significant financial deviation from the interest method.

     NET INCOME PER SHARE OF COMMON STOCK
     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock dividends and stock splits.

     INCOME FROM FIDUCIARY ACTIVITIES
     Income from fiduciary activities is recorded on the accrual basis.

Note 2 - Investment Securities

     The following tables reflect amortized cost, unrealized gains and losses, and approximate market value for investment securities for each balance sheet date presented:

                             December 31, 1993

                                          Gross        Gross      Estimated
                            Amortized   Unrealized   Unrealized     Market
                              Cost        Gains        Losses       Value
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies             $38,515,709 $  718,878    $ 24,379   $39,210,208

Obligations of states and
  political subdivisions    12,773,676    203,304      25,273    12,951,707

Other debt securities        7,442,655    148,426      10,444     7,580,637
   Total debt securities    58,732,040  1,070,608      60,096    59,742,552

Other securities
  investments                2,015,000     31,500                 2,046,500
   Total Investment
    Securities             $60,747,040 $1,102,108    $ 60,096   $61,789,052

                           FIRST CITIZENS BANCSHARES, INC.,
                                    AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  December 31, 1993

Note 2 - Investment Securities (Continued)

                             December 31, 1992

                                          Gross        Gross      Estimated
                            Amortized   Unrealized   Unrealized     Market
                              Cost        Gains        Losses       Value
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies             $59,019,011  $  861,186   $138,798   $59,741,399

Obligations of states and
  political subdivisions     9,300,427     58,948      81,108     9,278,267

Other debt securities        4,952,252    137,113                 5,089,365
   Total debt securities    73,271,690  1,057,247     219,906    74,109,031

Other Securities
   Investments               1,176,000                            1,176,000
   Total Investment
    Securities             $74,447,690  $1,057,247   $219,906   $75,285,031

     The differences between book values of investment securities and market values at December 31, 1993 and December 31, 1992, total $1,042,012 and $837,341, respectively. These differences are deemed to be temporary market fluctuations and the securities are expected to mature at par value. The Corporation has both the intent and ability to hold these investments to maturity.

     The amortized cost and estimated market value of debt securities at December 31, 1993 and 1992, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                1993                      1992
                                      Estimated                 Estimated
                          Amortized     Market     Amortized      Market
                            Cost        Value        Cost         Value
Due in one year or less  $18,386,816  $18,630,689 $19,562,889 $19,726,509
Due after one year
 through five years       26,669,724   27,298,941  43,850,937  44,462,497
Due after five years
 through ten years         8,540,010    8,725,285   6,676,589   6,733,668
Due after ten years        5,135,490    5,087,637   3,181,275   3,186,457

                         $58,732,040  $59,742,552 $73,271,690 $74,109,131


     At December 31, 1993 and 1992, investment securities were pledged to secure government, public and trust deposits as follows:

December 31                       Book Value        Market Value

   1993                           $35,310,879       $36,010,041
   1992                            44,811,189        45,332,386

     Securities gains (losses) presented in the consolidated statements of income consist of the following:

                          Gross Sales
                         of Investment
Year Ended December 31     Securities   Gains     Losses     Net
         1993             $ 5,300,252 $ 35,038   $  3,280   $ 31,758
         1992              10,096,833  182,301     22,481    159,820
         1991              11,799,817  148,178    146,101      2,077

                           FIRST CITIZENS BANCSHARES, INC.,
                                    AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  December 31, 1993

Note 2 - Investment Securities (Continued)

     During the years presented First Citizens Bancshares, Inc., experienced the following trading account securities gains and losses which are included in the caption "Securities gains (losses)" on the consolidated statements of income:

Year Ended December 31          Gains          Losses          Net
         1993                  $  -0-         $  -0-        $  -0-
         1992                     -0-            -0-           -0-
         1991                   3,125            -0-          3,125

     At December 31, 1993 and 1992, no trading account securities were held as assets.

The Bank classifies certain securities as "held for resale" and during the year ended December 31, 1992, sales of these securities resulted in losses of $10,176, which is also included in the caption "securities gains (losses)." No transactions occurred in securities "held for resale" during the year ended December 31, 1993.

Note 3 - Loans

     Loans outstanding at December 31, 1993 and 1992, were comprised of the following:
                                                        1993          1992
                                                          (In Thousands)
Commercial, Financial and Agricultural                $ 34,547      $ 33,930
Real Estate - Construction                               7,675         5,272
Real Estate - Mortgage                                  84,801        79,376
Installment                                             15,901        15,077
     Other Loans                                         6,398         2,005
                                                       149,322       135,660

Less:  Allowance for possible
loan losses                                              1,676         1,703

                                                      $147,646      $133,957

Note 4 - Allowance for Possible Loan Losses

     An analysis of the allowance for possible loan losses during the three years ended December 31, 1993 is as follows:

                                        1993          1992        1991

Balance, beginning of period        $1,703,349     $1,935,544    $1,913,972

Provision for loan losses charged
 to operations                         401,273        411,001       592,110

Loans charged to allowance, net of
  loan loss recoveries of
  $173,875, $365,677,
  and $206,979                        (428,489)       (643,196)    (570,538)

Balance, end of period              $1,676,133      $1,703,349    $1,935,544


For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 1993, the deduction taken was $418,577. The deductions for tax purposes in 1992 and 1991 were $448,003 and $712,334, respectively.

                           FIRST CITIZENS BANCSHARES, INC.,
                                    AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  December 31, 1993

Note 5 - Premises and Equipment

     The fixed assets used in the ordinary course of business are summarized as follows:

                                 Useful Lives
                                   in Years          1993           1992

Land                                             $   670,743    $   670,743
Buildings                           5 to 50        7,051,184      7,051,378
Furniture and equipment             3 to 20        5,369,850      5,647,600
                                                  13,091,777     13,369,721
Less:  Accumulated depreciation                    5,313,531      5,155,296

                                                 $ 7,778,246    $ 8,214,425

Note 6 - Repossessed Real Property

     The book value of repossessed real property on the balance sheet is $1,942,305 at December 31, 1993 and $2,379,525 at December 31, 1992. Both
balances include unimproved commercial property valued at $1,161,627 which was acquired through foreclosure by First Citizens Bancshares, Inc. in 1987.

In addition, as of December 31, 1991, First Citizens National Bank sold to First Citizens Bancshares, Inc., a local shopping center which had been acquired through foreclosure and which is carried on the books of the holding company at $650,000. The property is occupied and during the years ended December 31, 1993 and 1992, the Company recognized rental income from its tenants in the amount of $128,272 and $136,443 respectively.

Subsequent to December 31, 1993, the Corporation was notified that buyers had exercised their option to purchase the real estate mentioned previously which is carried at a book value of $1,161,627. The property will be sold at a price which will result in a profit of $287,284.

The remaining balance of repossessed real property is reflected on the balance sheet of First Citizens National Bank and is carried in "other assets."

Note 7 - Deposits

     Included in the deposits shown on the balance sheet are the following time deposits and savings deposits in denominations of $100,000 or more:

                                                            1993      1992
                                                            (In Thousands)

            Time Deposits                                 $17,150   $24,916
            Savings Deposits                               21,710    14,164

NOW accounts, included in savings deposits on the balance sheet, totaled $27,153,922 at 12/31/93 and $26,896,000 at 12/31/92.

Note 8 - Employee Stock Ownership Plan

     First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan as an employee benefit.
The plan provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. Contributions to the Employee Stock Ownership Plan totaled $337,541 in 1993, $333,159 in 1992, and $229,024 in
1991.

                           FIRST CITIZENS BANCSHARES, INC.,
                                    AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  December 31, 1993

Note 9 - Income Taxes

     Provision for income taxes is comprised of the following:

                                             1993      1992         1991
Federal income tax expense (benefit)
  Current                               $1,015,549  $  760,234  $ 660,220
  Deferred                                (174,849)    108,529     83,882

State income tax expense (benefit)
  Current                                  230,470     166,337    153,125
  Deferred                                   6,260      19,152     14,802

                                        $1,077,430  $1,054,252  $ 912,029


The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

                                               1993        1992       1991
Tax expense at statutory rate              $1,305,997  $1,097,847  $ 976,899
Increase (decrease) resulting from:
 State income taxes, net of federal
  income tax benefit                          155,932     122,423    110,830
 Tax exempt interest                         (159,408)   (110,136)  (132,316)
 Other differences                            (49,102)    (55,882)   (43,384)
                                            1,253,419   1,054,252    912,029

Cumulative effect of adoption of
    SFAS No. 109, "Accounting for
    Income Taxes"                            (175,989)
                                           $1,077,430  $1,054,252  $ 912,029


     Deferred tax liabilities have been provided for taxable temporary differences related to depreciation, accretion of securities discounts and other minor items. Deferred tax assets have been provided for deductible temporary differences related primarily to the allowance for loan losses and adjustments for loss on repossessed real estate. The net deferred tax assets in the accompanying consolidated balance sheets include the following components:

                                                          December 31
                                                       1993          1992
Deferred tax liabilities                            $(398,383)   $(402,115)
Deferred tax assets                                   458,496      411,517
Net deferred tax assets                             $  60,113    $   9,402


     Effective January 1, 1993, First Citizens Bancshares, Inc. and its subsidiary adopted SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, the difference between the financial statement and tax bases of assets and liabilities is determined periodically. Deferred income tax assets and liabilities are then computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if appropriate, to reduce the deferred tax asset to the amount which is actually expected to be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.

     The effect of adopting SFAS No. 109 on 1993 net income from operations was an increase of $50,711. The cumulative effect of the accounting change on years prior to January 1, 1993, of $125,278 is included in 1993 income.

                          FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 DECEMBER 31, 1993


Note 10 - Stock Dividends

     In December, 1992, First Citizens Bancshares, Inc., declared a ten percent stock dividend. The transaction was recorded by transferring par value ($10 per share) from retained earnings to the capital stock account and the balance of market value per share ($52.50) from retained earnings to surplus.

     On October 20, 1993, the Board of Directors declared a 2.5 for 1 stock split, which was paid on November 15, 1993, in the form of a dividend of one and one-half additional shares of the Company's common stock for each share owned by the Stockholders of record on October 15, 1993. Par value remained at $10 per share. The split resulted in the issuance of 422,698 additional shares of common stock from authorized but unissued shares and in the transfer of $4,226,980 from surplus to common stock, representing the par value of the shares issued.

All references to earnings per share and to weighted average shares outstanding have been restated to give retroactive recognition to an equivalent change in capital structure in those periods.

Note 11 - Regulatory Capital Requirements

     First Citizens Bancshares, Inc., is subject to minimum capital requirements imposed by the Federal Reserve Bank and which are designed to
measure capital adequacy in terms of credit risk.   The regulations require
that total capital equal at least 8.0% of weighted risk assets as of December 31, 1993.

     In the case of First Citizens Bancshares, Inc., capital consists of common stockholders' equity and the allowance for loan losses of which in excess of 90% is stockholders' equity or Tier I capital. At December 31, 1993, the Corporation's risk-based capital ratio is 12.89%.

Note 12 - Restrictions on Cash and Due From Bank Accounts

     The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required reserve balances during 1993 and 1992 were $362,000 and $268,000 respectively.

Note 13 - Restrictions on Capital and Payment of Dividends

     The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 1993, approximately $5.7 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.

     The 1993 cash dividends reflected $2.10 per share ($.60, $.60, $.65, $.25). The 4th quarter dividend of $.25 was subsequent to the 2.5 for 1 stock split. The adjusted cash dividends per share for those years affected are as follows:

          1993      1992      1991      1990      1989
          $.99      $.92      $.89      $.88      $.84

                          FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 DECEMBER 31, 1993


Note 14 - Condensed Financial Information

                       First Citizens Bancshares, Inc.
                            (Parent Company Only)

                               BALANCE SHEETS

                                                         December 31

                                                      1993           1992
ASSETS
     Cash                                        $   109,175      $    42,891
     Investment in subsidiary                     19,506,591       17,349,341
     Real estate owned                             1,995,500        1,980,540
     Other assets                                    161,552          104,869
  TOTAL ASSETS                                   $21,772,818      $19,477,641


LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
     Note Payable of ESOP                        $                $   160,000
     Accrued Expenses                                 12,341            8,666
     Option Deposit                                   60,000
  TOTAL LIABILITIES                                   72,341          168,666
  STOCKHOLDERS' EQUITY                            21,700,477       19,308,975
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $21,772,818      $19,477,641



                          STATEMENTS OF INCOME

                                                          December 31
                                                      1993          1992
INCOME
     Dividends from bank subsidiary              $   546,000     $   690,000
     Other income                                    159,923         155,688
  TOTAL INCOME                                       705,923         845,688

EXPENSES
     Other expenses                                  153,978         124,472
  TOTAL EXPENSES                                     153,978         124,472

Income before income taxes and equity in
  undistributed net income of bank subsidiary        551,945         721,216

Income tax expense (benefit)                         (54,542)        (34,225)
                                                     606,487         755,441
Equity in undistributed net income of bank
  subsidiary                                       2,157,250       1,419,269

      NET INCOME                                 $ 2,763,737     $ 2,174,710

                          FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 DECEMBER 31, 1993


Note 14 - Condensed Financial Information (continued)
          (Parent Company Only)

                            STATEMENTS OF CASH FLOW

                                                    Years Ended December 31
                                                       1993         1992
Operating Activities
Net income                                       $ 2,763,737     $ 2,174,710
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                       23,443          21,236
   Undistributed income of subsidiary             (2,157,250)     (1,419,269)
   (Increase) decrease in other assets               (56,683)        (20,853)
   Increase (decrease) in other liabilities           63,675           8,666

NET CASH PROVIDED BY OPERATING ACTIVITIES            636,922         764,490


Investing Activities
Purchase of other real estate                        (38,403)       (152,650)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     (38,403)       (152,650)

Financing Activities
Payment of dividends and payments in lieu of
 fractional shares                                  (707,952)       (601,878)
Sale of Common Stock                                 236,124
Treasury Stock transactions - net                    (60,407)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    (532,235)       (601,878)

INCREASE (DECREASE) IN CASH                           66,284           9,962

Cash at beginning of year                             42,891          32,929

   CASH AT END OF YEAR                           $   109,175    $     42,891



Note 15 - Capital Leases

     During the year ended December 31, 1989, First Citizens National Bank placed in service furniture, fixtures, and equipment with a total cost of $520,964 which were acquired through capital leases. These leases became effective at various dates ranging from January, 1989 through October, 1989, and each lease extends for a term of sixty months. The total liability on these leases as originated was $655,232 with $30,021 remaining to be paid as of December 31, 1993. Future minimum lease payments according to these leases are as follows:

              Years Ending
            December 31, 1994                   $ 30,021

Less: amount representing interest                 7,014

Present value of net minimum lease payments     $ 23,007

                       FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              December 31, 1993

Note 16 - Subsequent Events

     During the year ended December 31, 1993, the Corporation executed an agreement to purchase certain real estate in Dyersburg, Tennessee, as a site for a proposed branch location. On January 5, 1994, the land was acquired by First Citizens National Bank at a total cost of $336,219.

Note 17 - Noncash Investing and Financing Activities

     During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

Investing                                        1993      1992     1991
  Other real estate acquired in satisfaction
   of loans                                    $ 61,729  $542,510  $591,415


Note 18 - Notes Payable of Employee Stock Ownership Plan

     On March 21, 1988, First Citizens National Bank Employee Stock
Ownership Plan and Trust borrowed the sum of $800,000 from another financial institution to acquire additional stock of First Citizens Bancshares, Inc. At December 31, 1992, the outstanding principal balance was $160,000 which was due in one installment on June 15, 1993. The note was retired during 1993.

Note 19 - Financial Instruments with Off-Balance Sheet Risk

     First Citizens National Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk which are not recognized in the statement of financial position.

     The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The same policies are utilized in making commitments and conditional obligations as are used for creating on-balance sheet instruments. Ordinarily, collateral or other security is not required to support financial instruments with off-balance sheet risk.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis and collateral required, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 1993, First Citizens National Bank had outstanding loan commitments of $46,655,000. Of these commitments, none had an original maturity in excess of one year.

     Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The bank requires collateral to secure these commitments when it is deemed necessary. At December 31, 1993, outstanding standby letters of credit totaled $2,144,000.

                       FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              December 31, 1993

Note 19 - Financial Instruments with Off-Balance Sheet Risk (Continued)

     In the normal course of business, First Citizens National Bank extends loans which are subsequently sold to other lenders, including agencies of the U.S. Government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan. At December 31, 1993, the Bank had loans sold totaling $2,144,124.

Note 20 - Significant Concentrations of Credit Risk

     First Citizens National Bank grants agribusiness, commercial, residential and personal loans to customers throughout a wide area of the mid-southern United States. A large majority of the Bank's loans, however, are concentrated in the immediate vicinity of the Bank or northwest Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent upon the agribusiness and industrial economic sectors of that geographic area.

Note 21 - Disclosure of Fair Value of Financial Instruments

The following assumptions were made and methods applied to estimate the fair value of each class of financial instruments reflected on the balance sheet of the Corporation:

     CASH AND CASH EQUIVALENTS
     For instruments which qualify as cash equivalents, as described in Note 1 of Notes to Financial Statements, the carrying amount is assumed to be fair value.

     INVESTMENT SECURITIES
     Fair value for investment securities is based on quoted market price, if available. If quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     LOANS RECEIVABLE
     Fair value of variable-rate loans with no significant change in credit risk subsequent to loan origination is based on carrying amounts. For other loans, such as fixed rate loans, fair values are estimated utilizing discounted cash flow analyses, applying interest rates currently offered for new loans with similar terms to borrowers of similar credit quality. Fair values of loans which have experienced significant changes in credit risk have been adjusted to reflect such changes.

     The fair value of accrued interest receivable is assumed to be its carrying value.

     DEPOSIT LIABILITIES

                               DEMAND DEPOSITS

     The fair values of deposits which are payable on demand, such as interest-bearing and non-interest bearing checking accounts, passbook savings and certain money market accounts are equal to the carrying amount of the deposits.

                           VARIABLE-RATE DEPOSITS

     The fair value of variable-rate money market accounts and certificates of deposit approximate their carrying value at the balance sheet date.

                       FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              December 31, 1992

Note 21 - Disclosure of Fair Value of Financial Instruments (Continued)

                             FIXED-RATE DEPOSITS

     For fixed-rate certificates of deposit, fair values are estimated using discounted cash flow analyses which apply interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits.

     SHORT-TERM BORROWINGS

     Carrying amounts of short-term borrowings, which include securities sold under agreement to repurchase and notes payable of the employee stock ownership plan which matures June 15, 1993, approximate their fair values at December 31, 1992.

     LONG-TERM DEBT

     The fair value of the Corporation's long-term debt is estimated using the discounted cash flow approach, based on the institution's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1993, the long-term debt interest rate equals the fair market rate and, as a result, the carrying value of long-term debt approximates its fair value.

     OTHER LIABILITIES

     Other liabilities consist primarily of accounts payable, accrued interest payable and accrued taxes. These liabilities are short-term and their carrying values approximate their fair values.

     The estimated fair values of the Corporation's financial instruments are as follows:


                                   1993                      1992
                          Carrying      Fair       Carrying       Fair
                           Amount       Value       Amount        Value
Financial Assets:

Cash and cash
  equivalents           $ 13,607,663  $ 13,607,663 $ 17,291,316  $ 17,291,316

Investment securities     60,747,040    61,789,052   74,447,690    75,285,031

Loans                    149,322,178                135,660,731

Less:  Allowance for
  loan losses             (1,676,133)                (1,703,349)

Loans, net of allowance $147,646,045  $143,637,321 $133,957,382  $129,943,000


Accrued interest
  receivable               2,572,669     2,572,669    2,857,664     2,857,664

Financial Liabilities:

Deposits                $193,823,249  $184,104,215 $193,459,334  $187,727,210

Short-term borrowings     16,914,142    16,620,133   25,293,919    25,293,919

Long-term debt                30,021        30,021      162,964       162,964

Other liabilities          2,424,143     2,424,143    1,672,097     1,672,097


Unrecognized financial
  instruments:

Commitments to extend
  credit                  46,655,000    46,655,000   16,622,000    16,622,000

Standby letters of
  credit                   2,144,000     2,144,000    2,441,000     2,441,000

                       FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              December 31, 1993

Note 22 - Amounts Receivable From Certain Persons
                                          Year Ended December 31, 1993
                                                (In Thousands)

Column A                 Column B    Column C       Column D           Column E
                         Balance at                                    Balance at
                         Beginning                                       End of
                         Period     Additions      Deductions            Period
                                                           Amounts
                                                 Amounts   Written              Not
                                                Collected    Off     Current  Current
Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive
Officers of First
Citizens Bancshares,
Inc. (20)                 $2,708     $1,310      $1,222     $ -0-     $2,796   $ -0-


Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive
Officers of First
Citizens National
Bank (21)                 $2,732     $1,341      $1,226     $ -0-     $2,847   $ -0-


                                          Year Ended December 31, 1992

Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive
Officers of First
Citizens Bancshares,
Inc. (19)                 $2,999     $  513      $804       $ -0-     $2,708   $ -0-


Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive
Officers of First
Citizens National
Bank (21)                 $3,038     $  513      $819       $ -0-     $2,732   $ -0-

                       FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              December 31, 1993


Note 22 - Amounts Receivable From Certain Persons (Continued)

     Indebtedness shown represents amounts owed by directors and executive officers of First Citizens Bancshares, Inc., and First Citizens National Bank and by businesses in which such persons are general partners or have at least 10% or greater interest and trust and estates in which they have a substantial beneficial interest. All loans have been made on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions with others and do not involve other than normal risks of collectibility.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Bancshares had no disagreements regarding accounting procedures.

                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information appearing in Bancshares' definitive 1991 Proxy Statement regarding directors and officers is incorporated herein by reference in response to this Item (See pages 3 through 6 of the Proxy Statement).


ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this Item is set forth in the 1991 definitive Proxy Statement, and is incorporated by reference. (See page 6 of the Proxy Statement).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' definitive 1991 Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1991, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference. (See pages 1 through 4 of the Proxy Statement).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Officers, Directors and principal shareholders of the holding company (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail on page 7 of the Proxy Statement under "Certain Relationships and Related Transactions" and incorporated herein by reference. Additional information concerning indebtedness to Bancshares and First Citizens by Directors and/or their affiliates is included herein under Part III, Page 43 "Amounts Receivable from Certain Persons."

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            FIRST CITIZENS BANCSHARES, INC.


                                            By /s/Stallings Lipford
                                               Stallings Lipford,
                                               Chairman & CEO


                                            By /s/Jeff Agee
                                               Jeff Agee
                                               Vice President & Principal
                                               Financial Officer

     Dated:   02/24/94

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd of February, 1991:

/s/Stallings Lipford                        /s/Mary Frances McCauley
Stallings Lipford                           Mary Frances McCauley
Director                                    Director


/s/Eddie Anderson                           /s/L. D. Pennington
Eddie Anderson                              L. D. Pennington
Director                                    Director


/s/Sam Bradshaw                             /s/G. W. Smitheal, Jr.
Sam Bradshaw, Jr.                           G. W. Smitheal, Jr.
Director                                    Director


/s/James H. Carver                          /s/H. P. Tigrett, Jr.
James H. Carver                             H. P. Tigrett, Jr.
Director                                    Director


/s/William C. Cloar                         /s/P. H. White, Jr.
William C. Cloar                            P. H. White, Jr.
Director                                    Director


/s/Richard Donner                           /s/Dwight Steven Williams
Richard W. Donner                           Dwight Steven Williams
Director                                    Director


/s/J. E. Heckethorn                         /s/Katie Winchester
John E. Heckethorn                          Katie Winchester
Director                                    Director


/s/E. H. Lannom, Jr.                        /s/Billy S. Yates
E. H. Lannom, Jr.                           Billy S. Yates
Director                                    Director


/s/M. Eugene Magee
M. Eugene Magee
Director