Form 10-Q
period 1994-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1994-05-13
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1994      Commission File Number 0-11709

                         FIRST CITIZENS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


          TENNESSEE
(State or other jurisdiction of             62-1180360
                 incorporation or organization)          (I.R.S. Employer
Identification No.)


P. O. Box 370
Court Street, Dyersburg, Tennessee                         38024
(Address of Principal Executive Offices)                  (Zip Code)

        Registrant's telephone number, including area code (901) 285-4410



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes X   No

Of the registrant's only class of common stock ($10.00 par value) there were 707,124 shares outstanding as of March 31, 1994.

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                            FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET



                                                      March 31,     December 31,
                                                        1994            1993
                                                     (Unaudited)       (Note)
ASSETS

Cash and due from banks                              $10,841,000     $8,408,000
Federal funds sold                                    $4,575,000     $5,200,000
Investment securities (Market value is $61,392,000
 at March 31, 1994 and $61,789,000 at December
 31, 1993.
  Held to maturity-amortized cost                    $45,248,000    $60,747,000
  Available for sale-stated at market                $16,289,000             $0
Loans (Excluding unearned income of $1,058,000
  at March 31, 1994 and $1,066,000
  at December 31, 1993)                             $152,842,000   $149,322,000
Less: Allowance for loan losses                       $1,795,000     $1,676,000
  Net Loans                                         $151,047,000   $147,646,000
Premises and equipment                                $8,136,000     $7,778,000
Other assets                                          $3,782,000     $5,113,000

     TOTAL ASSETS                                   $239,918,000   $234,892,000


LIABILITIES AND STOCKHOLDERS EQUITY

Deposits                                            $195,214,000   $193,823,000
Securities sold under agreements
  to repurchase                                      $17,860,000    $16,914,000
Federal funds purchased and
  other short term borrowings                                 $0             $0
Long term debt-note 3 (includes long term FHLB)       $2,325,000        $30,000
Notes payable of employee stock ownership plan                $0             $0
Other liabilities                                     $2,050,000     $2,424,000
     TOTAL LIABILITIES                              $217,449,000   $213,191,000

Contingent liabilities--See Note 5

Stockholders' equity
  Common stock, $10 par value-750,000 authorized;
  707,349 issued and outstanding at March
  31, 1994; 706,315 issued and outstanding at
  Dec 31, 1993                                       $7,073,000     $7,067,000
Surplus                                              $2,370,000     $2,356,000
Retained earnings                                   $12,977,000    $12,338,000
Obligation of employee stock ownership plan                  $0             $0
Net unrealized gains (losses) on available for sale     $57,000             $0
     Total common stock and retained earnings       $22,477,000    $21,761,000
Less-treasury 225 shares, at cost at March 31,
  1994 and 2024 at December 31, 1993                    ($8,000)      ($60,000)
    TOTAL STOCKHOLDERS' EQUITY                      $22,469,000    $21,701,000

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $239,918,000   $234,892,000

NOTE: The balance sheet at December 31, 1993 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)



                                               Three Month Periods Ended
                                               March 31,       March 31,
                                                 1994            1993

     INTEREST INCOME
Interest and fees on loans                     $3,449,000     $3,365,000
Interest on investment securities:
  Taxable                                        $707,000     $1,013,000
  Tax-exempt                                     $146,000        $98,000
Other interest income                             $55,000        $34,000
lease financing income                             $1,000         $2,000
     TOTAL INTEREST INCOME                     $4,358,000     $4,512,000

     INTEREST EXPENSE
Interest on deposits                           $1,600,000     $1,652,000
Other interest expense                           $147,000       $177,000
     TOTAL INTEREST EXPENSE                    $1,747,000     $1,829,000

     NET INTEREST INCOME                      $2,611,000     $2,683,000

Provision for loan losses                         $99,000       $117,000

   Net interest income after provision         $2,512,000     $2,566,000

     Other Income
Securities gains (losses)                              $0        $12,000
Other income                                     $774,000       $546,000
     Total Other Income                          $774,000       $558,000

Other expenses                                 $2,116,000     $2,072,000

     Net income before income taxes            $1,170,000     $1,052,000
Provision for income taxes                       $343,000       $298,000
     Net Income                                  $827,000       $754,000

     Earnings Per Share                             $1.17          $1.08 *

  Weighted average number of shares outstanding    706798         698617 *

* Adjusted for comparison purposes to reflect a 2.5 for 1 stock split effective November 15, 1993.

  The accompanying notes are an integral part of these financial statements.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                               Three Months Ended March 31
                                              1994          1993        1992

OPERATING ACTIVITIES

Net cash provided by
 operating activities                     $528,000     $1,475,000      $508,000

INVESTING ACTIVITIES

Proceeds of maturities of securities    $8,024,000     $6,677,000    $5,101,000
Proceeds from sales of
  investment securities                         $0             $0    $3,100,000
Purchase of investment securities      ($7,340,000)   ($8,037,000) ($13,522,000)
Increase in loans-net                  ($3,500,000)   ($3,495,000)      $54,000
Purchases of premises and equipment      ($420,000)     ($112,000)    ($349,000)
 Net Cash provided by
  investing activities                 ($3,236,000)   ($4,967,000)  ($5,616,000)


FINANCING ACTIVITIES

Net Increase (Decrease) in Demand
  and Savings Accounts                    $625,000    ($2,882,000)    ($145,000)
Increase (Decrease) in Time Accounts      $766,000      ($917,000)  ($3,610,000)
Increase (Decrease) in Long term Debt   $2,295,000       ($33,000)     ($33,000)
Treasury Stock Transactions                $52,000             $0            $0
Proceeds from Sale of Common Stock         $20,000        $38,000            $0
Cash Dividends Paid                      ($188,000)     ($169,000)    ($147,000)
Cash Paid in lieu of fractional shares          $0             $0            $0
Net Increase (Decrease) in
 Short Term Borrowings                    $946,000       $200,000    $3,082,000

Net Cash provided (used) by
  Financing Activities                  $4,516,000    ($3,763,000)    ($853,000)

Increase (Decrease) in Cash and
  Cash Equivalents                      $1,808,000    ($7,255,000)  ($5,961,000)

Cash and Cash Equivalents at
  beginning of year                    $13,608,000    $17,291,000   $22,400,000

Cash and Cash Equivalents at
  end of year                          $15,416,000    $10,036,000   $16,439,000

    The accompanying notes are an integral part of these financial statements.

      <PAGE 6>

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                              MARCH 31, 1994


NOTE 1-CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 31, 1994, the consolidated statements of income for the three month period ended March 31, 1994, 1993 and 1992, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1994 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE 2-ORGANIZATION

     First Citizens Bancshares, Inc., is a Bank Holding Company chartered on December 14,1982, under the laws of the State of Tennessee. On September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3-LONG TERM DEBT

     During the year ended December 31, 1989, First Citizens National Bank placed in service furniture, fixtures, and equipment with a total cost of $520,964 which were acquired through capital leases. These leases became effective at various dates ranging from January, 1989 through October, 1989 and each lease extends for a term of sixty months. The total liability on these leases as originated was $655,232 with $11,000 remaining to be paid as of march 31, 1994. Future minimum lease payments according to these leases are as follows:

                                                     Years Ending

      December 31, 1994                                 $11,000
      Less amount representing interest                  $3,000
      Present value of net minimum lease payments        $8,000

NOTE 4-STATEMENT OF CASH FLOWS


                                                   March      March       March
                                                 1994       1993        1992
Actual payments made during the periods:
 Income taxes                                  $65,000   $261,000    $244,000
 Interest                                   $1,836,000 $1,933,000  $2,595,000

NOTE 5-CONTINGENT LIABILITIES

     There are no material pending litigations as of March 31, 1994.

      <PAGE 7>

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                (UNAUDITED)
                              MARCH 31, 1994

NOTE 6-INVESTMENT SECURITIES

     The differences between book values of investment securities and market values at March 31, 1994 and March 31, 1993, total ($145,000) and $1,042,000 respectively. FASB 115 requires a bank to classify securities held to maturity, available for sale, or trading. First Citizens has $0 in the trading account. The available for sale securities values are adjusted to market every quarter and the adjustments flow to the capital section (net of tax). The held to maturity securities are stated at amortized cost. The available for sale securities reflect a positive increase of $95,000 the first quarter of 1994 and net of tax effect to the capital account was $57,000. These movements can fluctuate with the bond market.

NOTE 7-REGULATORY CAPITAL REQUIREMENTS

     Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc., and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved the Risk Based Capital Guidelines for Bank Holding Companies. Presently, the Holding Company and First Citizens National Bank exceed the required minimum standards set by the Regulators.

NOTE 8-DEFERRED INCOME TAXES

     First Citizens adopted FASB 109 as of January 1, 1993. The March, 1993 figures reflected a $50,000 credit to income tax expense and the adjustment for March, 1994 reflected a credit to income tax expense of $14,000. The timing differences mainly consist of Reserve for Loan
Loss Deductions.

NOTE 9-STOCK SPLIT

     A 2.5 for 1 stock split was authorized by the Board for Shareholders of record as of October 15, 1993. Additional shares accrued were distributed November 15, 1993. The outstanding shares and earnings per share for 1993 were adjusted to reflect the 2.5 for 1 stock split.

NOTE 10-OTHER BORROWINGS

     The Other Borrowings consists of Federal Home Loan Bank Funds in the amount of $2,325,000. The average maturity of these borrowings is 10 years.

NOTE 11-OTHER INCOME

     The Jackson Tennessee property was sold for a gain of $297,000. The net of tax effect was $178,000 or $.25 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

     The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending March 31, 1993. Reference should be made to the Financial Statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares, Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

     Results of operations for First Citizens Bancshares, Inc. and its sub-sidiaries are impacted by external forces over which management has little or no control. The impact of changes in the economic environment, laws and regulations and accounting standards vary with each situation. During the first quarter of 1994 the low interest rate environment, changes in consumer confidence, and implementation of Financial Accounting Standard No. 115 had an impact on the Net Income of Bancshares. The first quarter, 1994 net income was $827,000 compared to $754,000 in the same quarter of 1993 reflecting a 10% increase. However, first quarter net income was materially affected by a one time after tax credit of $178,000 to the income account from the the sale of Other Real Estate from the Holding Company. Without the credit, net income would have been $649,000, or 8.60% less than the prior year. Net Interest Income after the provision for loan losses decreased approximately $54,000 (3%) when comparing March 31, 1994 to March 31, 1993. The decrease is primarily attributed to (1) a change in customer's willingness to pay loan fees when competition had 0 fees (2) a slow down in refinancing of mortgage loans (3) reduced commissions from the sale of credit life insurance and annuities, and (4) a decline in service fees for the accounts receivable factoring product. Income collected from the Bank's Mortgage Lending Department decreased $76,000 in 1994 when compared to same time period in 1993, while credit life and annuity commissions decreased $35,000 and $38,000 respectively. Fees collected from accounts receivable factoring decreased $21,000. A decrease of approximately $72,000 in Total Interest Expense and $18,000 in the Reserve for Loan Losses partially offset the reduced income. Earnings at quarter end were $1.17 per share, reflecting an increase of nine cents when comparing to December 31, 1993. Implementation of FASB 115 had a positive impact (Net of Taxes) of $54,000 to the capital account.

     Assets are traditionally lower as of the end of the first quarter when comparing to the prior year end. This is attributed to the agricultural segment of the economy, with year end totals inflated to reflect receipt of harvest income. By March 31 each year, funds have been utilized to pay off expenses deferred from the prior year or reinvested in expenses of the current year's operations. However, when comparing March 31, 1994 to December 31, 1993 assets are up by approximately $5,000,000. Total Loans increased approximately $3,520,000 or 2.35%. Other factors reflecting in the increased asset total is Deposit Growth of $1,391,000 and long term debt including loans guaranteed by the Federal Home Loan Bank totaling $2,325,000. In 1994, the bank, by means of an agreement with the Federal Home Loan Bank, offered a new fixed rate mortgage loan product having up to a 15 year maturity date. These loans are funded through the Federal Home Loan Bank Line of Credit. The pressure on deposit totals is expected to ease off if interest rates continue to move upward causing part of the investment dollars that moved to higher yielding investment during the low rate environment to transfer back to bank deposits. The Bank's management has made no attempt to attract funds by paying CD rates in excess of reasonable limits based on current market conditions. Through asset/liability management process, earning assets and costing liabilities are constantly monitored for unfavorable trends. A conscious effort has been made to control growth in order to remain within desired capital ratios and to maximize the Bank's return on assets and equity. An improved capital to asset ratio is evident when comparing these categories for 3/31/94 and 12/31/93. Another major factor contributing to slow asset growth is the Bank's location in a highly competitive market place shared with five other banking institutions. Management believes the bank is well positioned to be competitive with even the largest institution in the Bank's servicing area. Products and services are offered that meet the various needs of the market place by employees highly qualified to sell those products and services. During the first quarter, 1994 a second Overdraft Line of Credit product was approved to be offered to customers. The product will be used to attract the 30-45 age group that have expressed a desire for overdraft protection.

     In November of 1993 an Automated Teller Machine was located in the Wal-Mart store located at Highway 78 North, Dyersburg, Tennessee. Also during 1993 the Bank purchased property at Community Park Road and Route 211, Dyersburg, Tennessee to construct a full service branch bank. The Branch is expected to be in operation during the third quarter, 1994.

     The following table compares year-to-date non-interest income, and expense of First Citizens as of March 31, 1992, 1993 and 1994:

                                              Non-Interest Income
                                                (in thousands)
                                                   March 31

                                          % of                % of
                                1994     Change    1993      Change   1992
Service Charges on Deposit
  Accounts                      $113      8.65%    $104       (1%)    $105
Other Income                    $534     46.70%    $364     48.57%    $245
Trust Income                    $127     41.11%    $ 90      2.23%    $ 88
TOTAL NON-INTEREST INCOME       $774     38.71%    $558     27.40%    $438

Total Non-Interest Income was up 38.71% and 27.40% when viewing the years under comparison. Service charge income on deposit accounts improved 8.65% when comparing March 31, 1994 to March 31, 1993. The additional income was derived from the collection of Overdraft fees. Trust income improved 41.11% over 1992 total. In the first quarter of last year, new leadership was placed in charge of the Investment Management and Trust Services Division in an effort to improve the service as well as the profitability of the department.


                                             Non-Interest Expense
                                                (in thousands)
                                                   March 31

                                        % of               % of
                             1994      Change    1993     Change     1992
Salaries & Employee
 Benefits                    $1,173     4.64%    $1,121     2.66%    $1,092
Net Occupancy Expense        $  158     8.97%    $  145   (61.13%)   $  373
Other Operating Expense         785    (2.61%)   $  806    21.75%    $  662
TOTAL NON-INTEREST EXPENSE   $2,116     2.12%    $2,072    (2.59%)   $2,127

     A 61% decrease in net occupancy expense in 1992 is attributed to the computer conversion completed in September, 1992. A cost reduction of $226,000 in net occupancy expense was accomplished as a result of this change. The reduction was partially offset by an increase of $59,000 in depreciation costs as the result of purchasing both hardware and software for the new in-house system. The decrease when comparing other operating expense for 1994 to 1993 is evidence of efforts to control all non-interest expense. Salaries and benefits reflect a continuous effort to increase salaries and benefits at a manageable level while reducing FTE to be more in line with peer group levels. Fulltime equivalent employees as of March 31, 1994 was 145 compared to 151 and 161 in 1993 and 1992 respectively. It is expected that the fulltime equivalent ratio will increase slightly during the second quarter. In May, 1994 parttime employees will be hired to replace full time workers during vacations. Also 4 additional parttime tellers will be hired to complete the bank's teller training program and will be placed at the Industrial Park Branch during the third quarter. Procedures are in place to continuously monitor the fulltime equivalent in order to maintain staffing levels comparable to peer group banks. However, it is conceivable that the FTE ratio will remain higher than peer group banks because of increased staff necessary to support extended banking hours and additional services offered to our customers that are not offered by many peer group banks. Additional services include a Trust Department, in-house Data Processing and a Mortgage Lending Department.


                                 DEPOSITS

     The average daily amount of deposits and average rates paid on such deposits are summarized for the quarters ending March 31 for the years indicated:

                                    COMPOSITION OF DEPOSITS
                                        (in thousands)
                         1994                 1993                   1992
                   Average   Average   Average     Average     Average  Average
                   Balance     Rate    Balance       Rate      Balance     Rate
Non Interest
Bearing Demand
Deposits           $ 24,667        -    $ 21,093       -     $ 17,320        -

Savings Deposits   $ 65,730     2.54%   $ 65,019     2.57%   $ 56,368     3.45%

Time Deposits      $104,718     4.51%   $104,456     4.72%   $115,578     5.91%

TOTAL DEPOSITS     $195,115     3.58%   $190,568     3.84%   $189,266     4.63%


     Totals Deposits grew $4,547,000 during the first quarter, 1994 when compared to the same time period in 1993. An analysis of prior years is reflective of customer response to the low interest rates paid on deposits
in '92 and '93.   The reluctance to recommit funds into certificates of
deposits had the ultimate effect of reducing time deposits by 10.64% when comparing 1993 to 1992. However, when analyzing 1994 compared to 1993 a marginal growth rate is reflected. Non Interest Bearing Demand Deposits have increased approximately $7,347,000 since 1992. One factor that is not evident when reviewing all categories within the table is the change in "Sweep Account Funds." Large balance customers are offered a service which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks when presented for payment. The sweep balances as of March 31, 1994, 1993 and 1992 were $13,084,636, $16,144,000, and $7,882,000 respectively.
Approximately $5 million was converted from sweep funds to assets in the bank's Investment Management and Trust Services Department during the third quarter, 1993. Deposit rates are projected to slightly increase during 1994 therefore enhancing the appeal of the bank's certificate of deposit as an investment option.

     The following tables set forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on March 31, 1994. The overall totals were virtually unchanged from 1993 totals.

          Maturity Distribution Of Time Certificates Of Deposit
          In Amounts of $100,000.00 Or More As Of March 31, 1994

                                  (in thousands)
                Maturity                                 Total Amount
            3 months or less                               $ 7,531
            3 through 6 months                             $ 3,300
            6 through 12 months                            $ 1,854
            over 12 months                                 $ 4,107
                                                Total      $16,792

     A summary of average interest earning assets and interest-bearing liabilities is set forth in the following table together with average yields on the earning assets and average costs on the interest bearing liabilities. The following tabular analysis compares average balances and average yields for the quarters ending March 31, 1994, 1993 and 1992.

     Continued improvement in the annualized net yield on average earning assets is attributable to lower interest rates and success in growing interest earning assets at a rate more favorable proportionately than growth of interest bearing liabilities. A comparison reflects improvement from 4.43% in 1992 to 4.76% in 1993 and a reduction to 4.50% in 1994.
While maintaining the level achieved in 1993 could prove difficult in the projected rising rate environment, sound asset liability management guidelines should protect the company from volatile savings in future yields.

                                            First Citizens National Bank
                                               Quarter Ending March 31
                                     Monthly Average Balances and Interest Rates
                                                    (in thousands)
                                1994    ______           1993____________          1992____________
                       Average         Average  Average           Average Average           Average
                       Balance Interest   Rate  Balance Interest     Rate Balance Interest     Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)            $149,378  $3,274  8.77%  $132,481  $3,223  9.73%  $129,682  $3,399  10.49%

Investment Securities:
  Taxable              $ 47,168  $  707  6.00%  $ 67,381  $1,012  6.00%  $ 58,646  $1,048   7.15%
  Tax Exempt (2)       $ 13,005  $  146  4.49%  $  9,097  $   98  4.31%  $  4,351  $   59   5.43%
Interest Earning
  Deposits             $    199  $    1  2.01   $    184  $    1  2.17%  $    127  $    1   3.15%

Federal Funds Sold     $  5,765  $   47  3.26%  $  4,262  $   34  3.19%  $ 10,137  $  100   3.95%

Lease Financing        $     60  $    1  6.67%  $     83  $    2  9.64%  $    136  $    3   8.83%

Total Interest
  Earning Assets       $215,575  $4,176  7.75%  $213,488  $4,370  8.19%  $203,079  $4,610   9.08%

NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks                $  8,579  $    -     -   $  7,830  $   -     -    $  6,931  $    -      -%

Bank Premises and
  Equipment            $  7,985  $    -     -   $  7,979  $   -     -    $  7,301  $    -      -%

Other Assets           $  3,217  $    -     -   $  3,776  $   -     -    $  5,451  $    -      -%

Total Assets           $235,356  $    -     -   $233,073  $   -     -    $222,762  $    -      -%

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
INTEREST BEARING

LIABILITIES:
Savings Deposits       $ 65,730  $  418  2.54%  $ 65,019  $  418  2.57%  $ 56,368  $   485  3.45%

Time Deposits          $104,718  $1,182  4.51%  $104,456  $1,233  4.72%  $115,578  $ 1,706  5.91%

Federal Funds
 Purchased and
 Other Interest
 Bearing Liabilities   $ 18,899  $  151  3.20%  $ 23,223  $  178  3.06%  $ 14,622  $   171  4.68%

Total Interest
 Bearing Liabilities   $189,347  $1,751  3.70%  $192,698  $1,829  3.80%  $186,568  $ 2,362  5.07%


 NON-INTEREST
BEARING LIABILITIES:
Demand Deposits        $ 24,625   $  -     -%   $ 21,029   $  -     -%   $ 17,313   $  -         -%

Other Liabilities      $  1,691   $  -     -%   $  1,731   $  -     -%   $  2,832   $  -         -%

Total Liabilities      $215,663   $  -     -%   $215,458   $  -     -%   $206,713   $  -         -%

SHAREHOLDERS'
  EQUITY               $ 19,693   $  -     -%   $ 17,615   $  -     -%   $ 16,049   $  -         -%

TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY               $235,356   $  -     -%   $233,073   $  -     -%   $222,762   $  -         -%

 NET INTEREST
  INCOME               $      -   $2,425   -%   $   -      $2,541   -%   $    -     $2,248       -%

NET YIELD ON
  AVERAGE EARNING
  ASSETS               $      -   $  -  4.50%   $   -      $  -  4.76%   $    -     $  -      4.43%
(Annualized)

     (1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
     (2)  Nonaccrual loans are included in average total loans.
     (3) Loan Fees are included in interest income and the computations of the yield on loans. Overdraft fees are excluded.
     (4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are not presented on a taxable equivalent basis.

                           COMPOSITION OF LOANS

     Loan Portfolio totals increased in excess of $13 million and $6 million when comparing the period ending March 31 for the previous three years. All categories listed within the comparison table reflect moderate growth from 1993 to 1994 with the greater amount of $8,578,000 centered in Commercial, Financial, and Agricultural Loans. Installment Loans to Individuals increased approximately $1,236,000 in 1994 after a steady decrease since 1991. This is reflective of a change in the bank's strategic plan to more aggressively seek quality installment loans to place in the portfolio. In 1991 management made a decision to strengthen controls on consumer loans to reduce risk and to limit loan losses. Loan growth was in excess of 1993 budget projections due to the low interest rate environment that prompted customers to purchase or refinance real estate. In addition, commercial customers secured outstanding debt with real estate to take advantage of low rates and longer repayment terms. The 1994 budget projects moderate loan growth. The Officer call program directs loan officers to aggressively seek quality new loan business as well as maintain quality customer relationships.

     The local economy continues to perform better than other areas of Tennessee as a result of diversification. Several unrelated industries and an excellent agricultural base provide stability not present in less diversified economies.

     The average yield on loans of First Citizens National Bank as of March 31 in the years indicated is as follows:

                Year         Yield
                1994          8.77%
                1993          9.73%
                1992         10.49%
                1991         11.98%
                1990         12.56%

     The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $52,922,000 as of 3/31/94.

     The following table sets forth loan totals net of unearned income by category for the past five years:
                                              March 31
                                           (in thousands)
                             1994      1993     1992     1991       1990
Real Estate Loans:
  Construction           $  7,598  $  7,003  $  4,088  $  4,927  $  5,562
  Mortgage               $ 90,537  $ 87,864  $ 77,000  $ 70,957  $ 68,100

Commercial, Financial
  and Agricultural Loans $ 35,784  $ 27,206  $ 33,425  $ 36,885  $ 30,168

Installment Loans to
  Individuals            $ 16,212  $ 14,976  $ 15,723  $ 17,349  $ 16,603

Other Loans              $  2,711  $  2,119  $  2,507  $  2,570  $  3,957

TOTAL LOANS              $152,842  $139,168  $132,743  $132,688  $124,390



         LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

     Managing interest rate risk is a primary objective of asset-liability management. One tool utilized by First Citizens to ensure market rate return is variable rate loans. Loans totaling $64,272,000 (42% of total portfolio) are subject to repricing within one year or carry a variable interest rate. This ratio is down from 47% as of 3/31/93 and 63% as of 3/31/92 which reflects efforts of the customer base to lock in the lower rates now available. The offsetting variance is in the one to five year category where totals increased from $89,199,000 at 3/31/93 to $101,121,000 at quarter end. While growth in the portfolio is an objective, our first priority is ensuring credit quality. Management considers the portfolio composition to be diversified, with no concentrations in any one industry.

                                           Due after
                          Due in one       one year but         Due after
                          year or less     within five years    five years

                                            (in thousands)

Real Estate                 $14,592         $68,156               $15,387
Commercial, Financial
 and Agricultural           $15,059         $17,918               $ 2,807

All Other Loans             $ 3,857         $15,047               $    19

TOTAL                       $33,508        $101,121               $18,213

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $88,570
Interest Rates are Floating or Adjustable             $30,764

                             NON-PERFORMING ASSETS

     Non-Performing loans indicate continuous improvement when analyzing the years under comparison. At March 31, 1994, loans 90 days past due and still accruing interest increased $278,000, while non accrual loan totals dropped $466,000 causing a reduction in total non-performing loans of $188,000. This reduction is a direct result of improved portfolio quality. Non-Performing loans are slightly below peer group comparisons.

     Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgements as to potential loan loss. Loans that represent a potential loss to first Citizens are adequately reserved for in the provision for loan losses.

     Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the three months ending 3/31/94 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $23,000. Interest income on loans reported as ninety days past due and on interest accrual status was $10,000 for year-to-date 1994. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". Restructured loan totals at March 31, 1994 are zero.

     Loans classified by regulatory examiners and not reported under non-accrual, past due or restructured pose no significant credit problems. Loan Officers are required to develop a "Plan of Action" for each problem loan within their portfolio. Adherence to each established plan is monitored by Loan Administration and reevaluated at regular intervals for effectiveness.

     The portfolio contained no loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower as of March 31 for the years under comparison.

     The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

                              Non-Performing Loans
                                   March 31
                                (in thousands)

                                          90 Days Past Due
            Year          Non-Accrual     Accruing Interest   Total
            1994           $1,051              $  439        $1,490
            1993           $1,517              $  161        $1,678
            1992           $1,952              $1,136        $3,088
            1991           $1,750              $  691        $2,441
            1990           $  436              $  704        $1,140


                           LOAN LOSS EXPERIENCE AND
                           RESERVES FOR LOAN LOSSES

     During the quarter just ended activity to the Reserve account consisted of (1) Loans charged off - $24,000, (2) Recovery of loans previously charged off - $44,000, and (3) Additions to reserve - $99,000. Recovery of loans previously charged off have exceeded loans charged off for the quarters ending 3/31/94 and 3/31/93. This is evidence of improved quality in the loan portfolio when compared to previous years included in the table.

     An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, May, August, and November) and reports are presented to the board at its meeting immediately preceding quarter-end. This reporting process provides timely information to the Board in order that a determination may be made on the adequacy of the Reserve prior to quarter-end.

     The review of the loan portfolio to identify the risks will cover a minimum of 70% of the gross portfolio less installment loans. In addition, any single note or series of notes directly or indirectly related to one borrower which equals 25% of the bank's legal lending limit will be included in the review automatically.

     For analysis purposes the loans reviewed will be separated into four classifications:

1. Pass - Loans that have been reviewed and graded high quality or no major deficiencies.

2. Watch - Loans which, because of unusual circumstances, need to be supervised with slightly more attention than is common.

3. Problem - Loans which require additional collection effort to liquidate both principal and interest.

4. Specific Allocation - Loans, in total or in part, in which a future loss is possible.

     Examples of factors taken into consideration during the review are:
Industry or geographic economic problems, sale of business, change of or disagreement among management, unusual growth or expansion of the business, past due for either principal or interest 90 days, placed on non-accrual or renegotiated status, renewed four times without principal reduction, declining financial condition, adverse change in personal life, frequent overdrafts, lack of cooperation by borrower, decline in marketability or market value of collateral, insufficient cash flow, and inadequate collateral values.

     Since all future losses cannot be identified with complete accuracy, in addition to the specific allocation to individual loans, a minimum of 30% of the allowance for Loan and Lease Loss Reserve must be allocated to general risk (unallocated).

     Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/94 to be as follows:

Domestic                                              Amount
  Commercial, Financial & Agricultural               $100,000
  Real Estate-Construction                              None
  Real Estate-Mortgage                                 70,000
  Installment Loans to individuals & credit cards      80,000
  Lease financing                                       None
Foreign                                                 N/A__
               01/01/94 through 12/31/94   Total     $250,000

     The book value of repossessed real property held by Bancshares was $783,000 and $1,838,000 at 3/31/94 and 3/31/93 respectively. The balance was significantly reduced as a result of the sale of property in December, 1993 valued at $1,055,000. The only other property held on the books of bancshares is a strip shopping center valued at $685,000. The remaining balance represents other real estate which is held by First Citizens National Bank. Efforts to market the property held by the holding company are on-going.

     Accounting for adjustments to the value of other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance. Any reduction in value is charged to the allowance for possible loan losses.

     All other real estate parcels are appraised annually and the carrying value is adjusted to reflect the decline, if any, in its realizable value. Such adjustments are charged directly to expense.

     The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.

                               First Citizens National Bank
                     Loan Loss Experience and Reserve for Loan Losses
                                      (in thousands)
                                  Quarter ending March 31

                            1994           1993          1992        1991        1990
Average Net Loans
Outstanding               $149,438      $132,564       $129,818   $128,671    $121,218

Balance of Reserve
for Loan Losses
at Beginning of
Period                    $  1,676      $  1,703       $  1,936   $  1,914    $  1,371

Loan Charge-Offs          $    (24)     $    (26)      $   (307)  $   (123)   $    (93)

Recovery of Loans
Previously Charged Off    $     44      $     38       $     38   $     37    $     51

Net Loans Charged Off     $     20      $     12       $   (269)  $    (86)   $    (42)

Additions to Reserve
Charged to Operating
Expense                   $     99      $    117       $    131   $    213    $    105

Balance at End of
Period                    $  1,795      $  1,832       $  1,798   $  2,041    $  1,434

Ratio of Net Charge-Offs
during quarter to Average
Net Loans Outstanding         .01%          .01%         (.21%)      (.07%)      (.03%)

     The following table will identify charge-offs by category for the periods ending 3/31/94, 3/31/93 and 3/31/92:

Charge-offs:                                     1994      1993     1992
 Domestic:
   Commercial, Financial and Agricultural        $  0      $  0      $210
   Real Estate-Construction                         0         0         0
   Real Estate-Mortgage                             0         0        50
   Installment Loans to individuals                24        26        47
   Lease financing                                  0         0         0
 Foreign                                          N/A       N/A       N/A
                                          Total  $ 24      $ 26      $307
Recoveries:
 Domestic:
   Commercial, Financial and Agricultural        $ 16      $  3      $  3
   Real Estate-Construction                         0         0         0
   Real Estate-Mortgage                             2         1         4
   Installment Loans to individuals                26        34        31
   Lease Financing                                  0         0         0
Foreign                                           N/A       N/A       N/A
                                          Total  $ 44      $ 38      $ 38
Net Charge-offs                                  $ 20      $ 12     $(269)


*Recoveries exceeded Charge-offs

Investment Securities

     The book value of listed investment securities as of the dates indicated are summarized as follows:

                                            Composition of Investment Securities
                                                           (March 31)

                                       1994     1993     1992     1991    1990
U. S. Treasury & Government Agencies $42,353  $61,068  $55,020  $46,856 $52,015
State & Political Subdivisions       $13,665  $ 9,057  $ 5,446  $ 6,625 $ 7,574
All Others                           $ 5,519  $ 5,645  $ 3,944  $ 5,880 $ 5,222
                            TOTALS   $61,537  $75,770  $64,410  $59,361 $64,811


     The investment portfolio serves a primary role in the overall context of balance sheet management. It provides a stable, longterm income stream and is managed in such a way as to enhance the Company's asset/liability management program. Investment securities serve as collateral for government and other public fund deposits. Securities contained within the portfolio consist primarily of U. S. Treasury, and other U. S. Government Agency securities and tax-exempt obligations of states and political subdivisions. All other investment securities contained therein comprise approximately 8.99% of the portfolio. The Asset/Liability Management Committee continuously monitors the need for tax free investments as well as setting guidelines for the term of investment maturities. Tax Free Investments increased 66% from 1st quarter 1992 to 1st quarter, 1993 as a conscious effort to reduce tax liability. In light of current rising interest rates, caution will be used when purchasing investments with maturities longer than 7 years.

     Investment activity for the first quarter was curtailed by a strong loan demand and the implementation of the Financial Accounting Standard No. 115 which addresses Accounting for Certain Investments in Debt and Equity Securities. FASB 115 requires that banks maintain separate investment portfolios for Held-to Maturity, Available-for-Sale, and Trading Account Investments. As of 3/31/94 approximately 26% of total investments were booked in the Available-for-Sale portfolio. The remaining 74% was placed in the Held to Maturity category. FASB 115 also requires banks to mark to market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held to Maturity investments are stated at amortized cost on the balance sheet. Mark to Market had a positive after tax impact of $54,000 to the capital account at 3/31/94.

     During the quarter just ended there were no transfers between the Trading, Available for Sale, and Investment Accounts. The Trading Account for the entire quarter maintained a zero balance.

                                            Investment Securities

                                  Held to Maturity      Available for Sale
                                              March 31, 1994
                                              (in thousands)
                                  Amortized      Fair   Amortized    Fair
                                    Cost        Value     Cost       Value

   U.S. Treasury Securities        $ 8,554     $ 8,524   $ 6,075   $ 6,109
   U.S. Government agency
   and corporation obligations
   (exclude mortgage-backed
   securities):
      Issued by U.S. Government
      agencies (2)                     753         755         0         0
      Issued by U.S. Government-
      sponsored agencies (3)        15,584      15,540     2,000     2,044
   Securities issued by states
   and political subdivisions
   in the U.S.:
      General obligations            5,539       5,486     1,542     1,542
      Revenue obligations            4,484       4,470     1,466     1,469
      Industrial development and
      similar obligations                0           0       628       628
   Mortgage-backed securities (MBS):
      Pass-through securities:
          Guaranteed by GNMA           773         786       440       438
          Issued by FNMA and FHLMC   3,809       3,869         0         0
          Privately-issued               0           0         0         0
      CMOs and REMICs:
          Issued by FNMA and FHLMC   3,350       3,221       960       939
          Privately-issued and
          collateralized by MBS
          issued or guaranteed by
          FNMA, FHLMC, or GNMA         600         623         0         0
          All other privately-issued     0           0         0         0
   Other debt securities:
      Other domestic debt securities 1,802       1,829     1,054     1,081
      Foreign debt securities            0           0         0         0
   Equity securities:
      Investments in mutual funds        -           -         0         0
      Other equity securities with
      readily determinable fair
      values                             -           -     2,029     2,036
      All other equity securities (1)    -           -         0         0
       Total                        45,248      45,103    16,194    16,289

(1) Includes equity securities without readily determinable fair values at historical cost.
(2) Includes Small Business Administration "Guaranteed Loan Pool Certificates," U.S. Maritime Administration obligations, and Export-Import Bank participation certificates.
(3) Includes obligations (other than pass-through securities, CMOs, and REMICs) issued by the Farm Credit System, the Federal Home Loan Bank System, the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Financing Corporation, Resolution Funding Corporation, the Student Loan Marketing Association, and the Tennessee Valley Authority.


                              Maturity and Yield on Securities March 31, 1994
                                            (in thousands)
                                           Maturing
                                        After One Year   After Five Years    After
                      Within One Year  Within Five Years Within Ten Years   Ten Years
                       Amount   Yield   Amount     Yield  Amount    Yield Amount Yield
U. S. Treasury and
Government Agencies   $10,958   6.22%   $23,468   5.66%  $ 3,176   5.59%  $ 4,751   6.10%

State and Political
Subdivisions*         $ 1,924   6.78%   $ 9,676   6.96%  $ 2,065   6.83%  $     -      -%

All Others            $ 1,833   8.93%   $ 3,086   6.17%  $   600   9.14%  $     -      -%

TOTALS                $14,715   6.63%   $36,230   6.05%  $ 5,841   6.40%  $ 4,751   6.10%

* Yields on tax free investments are stated herein on a taxable equivalent basis.

                        Return on Equity and Assets

    The table below presents for Bancshares certain operating ratios for the quarters ending March 31st: (Not Annualized)

                                     1994    1993    1992    1991    1990
Percentage of Net Income to:
Average Total Assets                 .35%    .32%    .17%    .18%    .27%
Average Shareholders Equity         3.74%   3.84%   2.14%   2.42%   3.84%
Percentage of Dividends Declared
Per Common Share to Net Income
Per Common Share                    22.73% 22.41%  38.89%  35.90%  23.77%
Percentage of Average Shareholders'
Equity** to Average Total Assets    10.03%  9.10%   8.76%   8.30%   7.66%

     Improved earnings performance is evident when reviewing the following table. The "domino effect" is seen in return on assets and equity, and in improved capital ratios. The company's Strategic Plan addresses objectives to sustain improved earnings, maintain a quality loan portfolio, and to maintain market share by providing quality customer service. Management of the Bank is committed to improving and maintaining earnings that are comparable to peer banks. Ratios comparing net income to average total assets and average shareholders equity indicate improvement from prior years. Budget projections for Return on Assets at 12/31/94 is a minimum of one percent.

     Percentage of Dividends declared per common share to net income per common share decreased from 35.90% and 38.89% in 1992 and 1993 respectively to 22.41% in 1994. While dividends per share have trended upward, improved earnings serve to reduce the comparative ratio. A 10 percent stock divided declared on October 21, 1992 was payable to shareholders of record December 15, 1992, thereby increasing outstanding shares. Earnings per share were adjusted accordingly.

     During the third quarter, 1993, a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The number of shares outstanding increased proportionately with no effect on capital.

     An amendment to the Company's Charter by the shareholders in April, 1994 approved an increase in the number of shares authorized from 750,000 to 2,000,000.

** Represents primary capital--including Reserve for Loan Losses account.

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

     Another factor which must be addressed in the current interest rate situation is the inclination of our customers to lock in rates for longer periods of time. In excess of $20,000,000 in loans shifted from less than one year maturity to the one to five year category. Sound asset/liability management principals would dictate that investments should and do follow this trend. To address liquidity concerns, First Citizens became a member of the Federal Home Loan Bank, thereby opening up an additional liquidity source should the need arise.

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

      The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and interest bearing liabilities. First Citizens Asset-Liability Management Policy provides that the cumulative gap as a percent of assets shall not exceed 10% for categories up to 12 months and one to two year categories and 20% for categories in excess of one year. As evidenced by the following table, our current position is significantly below this level, with annual income exposure determined to be $50,000 to $89,000.

                                               CONDENSED GAP REPORT

                                               --------------------
                                                 CURRENT BALANCES
                                               --------------------
                                                     03/31/94
                                                  (in thousands)
                                 DAILY     0-1     1-2     2-3     3-6     6-12    1-2     2+
                          TOTAL FLOATING  MONTH  MONTHS  MONTHS  MONTHS   MONTHS  YEARS  YEARS

- ----------------------------------------------------------------------------------------------
CASH AND DUE FROM
CURRENCY AND COIN         2,339       -       -       -       -       -       -      -   2,339
DUE FROM BANKS            2,495       -       -       -       -       -       -      -   2,496
CASH ITEMS                4,549                                                          4,549

TOTAL CASH & DUE FROM     9,383       -        -      -       -       -       -      -   9,383


INVESTMENTS
U.S. TREASURIES          14,663       -      34   2,000       -   3,000   1,000  2,000   6,629
U.S. AGENCIES            27,692       -   2,342       -     401   2,500   2,440  1,500  18,509
MUNICIPALS               13,664       -       6       -     150     168   1,600  2,905   8,835
TRADING ACCOUNT             606       -       6       -       -       -       -      -     600
CORP & OTHERS             3,674       -      27       -       -       -   1,800      -   1,847
FEDERAL HOME LOAN BANK    1,238       -       -       -       -       -       -      -   1,238

TOTAL INVESTMENTS        61,537       -   2,415   2,000     551   5,668   6,840  6,405  37,658

LOANS
COMMERCIAL FIXED         18,866       -     976     366     726   2,253   4,334  1,957   8,254
COMMERCIAL VARIABLE      15,867  15,867       -       -       -       -       -      -       -
REAL ESTATE VARIABLE     19,964  19,964       -       -       -       -       -      -       -
REAL ESTATE FIXED        70,837       -   2,870     690     633   2,758   3,995  3,502  56,399
HOME EQUITY LOANS         4,552   4,527       -       -       -       -       -      -       -
SEC MORTGAGE                441       -     441       -       -       -       -      -       -
INSTALLMENT LOANS        16,180       -     258     242     227     476   1,558  2,534  10,885
INSTALLMENT VARIABLE         32      32       -       -       -       -       -      -       -
FLOOR PLAN                  885       -     885       -       -       -       -      -       -
CREDIT CARDS              1,647       -       -       -       -       -       -  1,647       -
OVERDRAFTS                  179       -     305       -       -       -       -      -       -
NON-ACCRUAL LOANS         1,051       -       -       -       -       -       -      -   1,051
FHLB LOANS                2,341       -       -       -       -       -       -      -   2,341
TOTAL LOANS             151,842  40,415   5,609   1,298   1,586   5,487   9,877  9,640  78,930
LOAN LOSS RESERVE         1,795       -       -       -       -       -       -      -   1,795

NET LOANS               151,047  40,415   5,609   1,299   1,586   5,487   9,877  9,640  77,135

FED FUNDS SOLD            4,575   4,575

TOTAL EARNING ASSETS    217,159  44,990   8,024   3,298   2,137   11,155 16,717 16,045 114,793


OTHER ASSETS
BUILDING, F&F AND LAND    7,970       -       -       -       -       -       -      -   7,970
OTHER REAL ESTATE            98       -       -       -       -       -       -      -      98
OTHER ASSETS              2,955       -       -       -       -       -       -      -   2,955

TOTAL OTHER ASSETS       11,023       -       -       -       -       -       -      -  11,023


TOTAL ASSETS            237,565  44,990   8,024   3,298   2,137  11,155  16,717 16,045 135,199

DEMAND DEPOSITS
BANKS                        39       -       -       -       -       -       -      -      39
DEMAND DEPOSITS          24,384       -       -       -       -       -       -      -  24,384
OFFICIAL CHECKS               1       -       -       -       -       -       -      -       1

TOTAL DEMAND             24,424       -       -       -       -       -       -      -  24,424

                                                        CONDENSED GAP REPORT
                                                        --------------------
                                                          CURRENT BALANCES
                                                        --------------------
                                                              03/31/94
                                                           (in thousands)
                                   DAILY     0-1     1-2    2-3     3-6     6-12    1-2     2+
                          TOTAL  FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS  YEARS YEARS
- ----------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS          18,679       -       -       -       -       -       -   6,226 12,453
NOW ACCOUNT              26,839       -       -       -       -       -       -   8,946 17,893
IMF-MMDA                 11,648       -       -       -       -       -       -  11,648      -
HIGH YIELD ACCOUNT        3,031       -   3,031       -       -       -       -       -      -
GENERATIONS GOLD          4,842       -       -       -       -       -       -       -  4,842

TOTAL SAVINGS            65,039       -   3,031      -       -       -        -  26,820 35,188

TIME DEPOSITS
FLEX-CD                  72,685       -  10,411   9,324   6,545  15,104   8,585  12,738  9,978
LARGE CD-FLEX            16,792       -   4,130   2,096   1,305   2,797   2,357   2,557  1,550
IRA-FLOATING                257     257       -       -       -       -       -       -      -
IRA-FIXED                16,041       -     957     833     412   1,579   2,158   2,624  7,478
CHRISTMAS CLUB              155       -       -       -       -       -     155       -      -

TOTAL TIME              105,930     257  15,498  12,253   8,262  19,480  13,255  17,919 19,006


TOTAL DEPOSITS          195,393     257  18,529  12,253   8,262  19,480  13,255  44,739 78,618


SHORT TERM BORROWINGS
TT&L                        639     639       -       -       -       -       -       -      -
SECURITIES SOLD-SWEEP    11,039  11,039       -       -       -       -       -       -      -
SECURITIES SOLD-FIXED     6,821       -     595   2,315     200   2,841       -     600    280
FEDERAL HOME LOAN BANK    6,787       -       -       -       -       -       -       -  2,325

TOTAL SHORT TERM BORR.   25,447  11,678     595   2,315     200   2,841       -     600  2,605

OTHER LIABILITIES
ACCRUED INT PAYABLE       1,109       -       -       -       -       -       -       -  1,109
OTHER LIABILITIES           199       -       -       -       -       -       -       -    199

TOTAL OTHER LIAB.         1,308       -       -       -       -       -       -       -  1,308

TOTAL LIABILITIES       217,525  11,835  19,114  14,568   8,462  22,321  13,255  45,339 82,531

CAPITAL
COMMON STOCK              2,000       -       -       -       -       -       -       -  2,000
SURPLUS                   4,000       -       -       -       -       -       -       -  4,000
UNREALIZED GAIN(LOSSES)      57       -       -       -       -       -       -       -     57
UNDIVIDED PROFITS        13,983       -       -       -       -       -       -       - 13,983

TOTAL CAPITAL            20,040       -       -       -       -       -       -       - 20,040


TOTAL LIAB. & CAPITAL   237,585  11,935  19,114  14,668   8,462  22,321  13,255 45,339 102,571

GAP (SPREAD)                  -  33,055 -11,090 -11,270  -6,325 -11,166   3,462 -29,294 32,628
GAP % TOTAL ASSETS            -   13.91   -4.67   -4.74   -2.66   -4.70    1.46  -12.33  13.73
CUMULATIVE GAP                -  33,055  21,965  10,695   4,370  -6.796  -3,334 -32,628      -
CUMM. GAP % TOTAL ASSETS      -   13.91    9.25    4.50    1.84   -2.86   -1.40  -13.73      -
SENSITIVITY RATIO             -    3.77    1.71    1.23    1.08    0.91    0.96    0.76   1.00


                               Capital Resources

     Total shareholders' equity of First Citizens Bancshares as of March 31, 1994, was $22,469,000. Capital as a percentage of total assets for the quarter ending March 31 is presented in the following table for the years indicated (excluding Loan Loss Reserves):

             1994      1993      1992     1991      1990
             9.37%    8.41%     7.87%    7.45%     7.12%


     Increasing the capital base of the Company is a vital part of strategic planning. Although the present capital to asset ratio remains well in excess of the level required by Regulators for banks our size, management is aware of the importance of strengthening this base.

     Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. The minimum risk-based capital ratio established by the Federal Reserve is 8.00 percent. At least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 Capital/Supplementary capital consists of the allowance for loan and lease losses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares' capital consists entirely of Tier 1 components, with the exception of the allowance for loan and lease losses.

     Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing the years included in the above table. Risk-based capital ratio as of 3/31/94 was 14.17%, significantly in excess of the 8.00 percent mandated by the Regulatory Authorities. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

                             Effects of Inflation

     Inflation has a significant impact on the growth of total assets in the banking industry, resulting in a need to increase equity capital in order to maintain an appropriate equity to asset ratio.

     Operating expenses are directly affected by increases in salaries and employee benefits, supplies, legal, audit and professional fees, utilities, advertising and insurance. Now that interest rates have been deregulated, inflation and competition are major keys to the cost of acquiring and retaining deposits.

     A well managed asset/liability management program can maximize net interest income; and at the same time, reduce the impact of inflation on earnings.

                          Part II - Other Information

Item 1.  Legal Proceedings

Information dealing with legal proceedings as disclosed in Part I, Item 1, in Footnote five (5) of the notes to financial statements is incorporated herein by reference.

Item 2.  Changes in Securities

Dividends paid to Shareholders of First Citizens Bancshares, Inc. are funded by dividends to the Bank Holding Company from First Citizens National Bank. Federal Reserve Bank regulators would be critical of a bank holding company that pays cash dividends that are not covered by earnings or that are funded from borrowings or unusual or non recurring gains, such as the sale of property or assets. Under rules set forth by the Comptroller of the Currency in Interpretive Ruling 7.6100, the board of directors of a national bank may declare dividends as it may judge to be expedient, subject to statutory limitations which deal with the balance of the surplus account, sufficiency of net profits, dividend payments on preferred stock, and default of any assessment due to the Federal Deposit Insurance Corporation.

Item 6(b) No reports on Form 8-K were filed for the quarter ended 3/31/94.

                                SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First Citizens Bancshares, Inc.
                                              (Registrant)



Date: May 13, 1994                     Stallings Lipford
                                       Stallings Lipford, Chairman &
                                       CEO




Date: May 13, 1994                     Jeff Agee
                                       Jeff Agee, Vice President &
                                       Chief Financial Officer
                                       First Citizens National Bank
                                       (Principal Subsidiary)