Form 10-Q
period 1994-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1994-08-11
CIK 719264

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1994       Commission File Number 2-83542

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

Of the registrant's only class of common stock ($1.00 par value) there were 708,693 shares outstanding as of June 30, 1994.

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                                June 30,      December 31,
                                                  1994           1993
                                               (Unaudited)      (Note)

                                  ASSETS

Cash and due from banks                        $  8,452,000  $  8,408,000
Federal funds sold                                1,400,000     5,200,000
Investment securities -
     (Market value is $65,702,000
      at June 30, 1994, and $61,789,000
      at December 31, 1993)
Trading Investments-Stated at Market                100,000             0
      Held to Maturity-Amortized Cost            48,065,000    60,747,000
      Available for Sale-Stated at Market        18,429,000             0
Loans
      (Excluding unearned income of
      $1,093,000 at June 30, 1994, and
      $1,066,000 at December 31, 1993)          165,306,000   149,322,000
Less: Allowance for loan losses                   1,879,000     1,676,000
      Net Loans                                 163,427,000   147,646,000
Premises and equipment                            8,098,000     7,778,000
Other assets                                      4,109,000     5,113,000

          TOTAL ASSETS                         $252,080,000  $234,892,000


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $201,042,000  $193,823,000
Securities sold under agreement to
   repurchase                                    17,228,000    16,914,000
Federal funds purchased and Other
   Short Term Borrowing                           5,225,000             0
Long-term debt - Note 3 (Includes Long
   Term FHLB)                                     4,250,000        30,000
Other liabilities                                 1,299,000     2,424,000
     Total Liabilities                          229,044,000   213,191,000


Contingent liabilities - See Note 5

Stockholders' Equity:
  Common stock, $1 par value - 2,000,000
  authorized; 708,694 issued and
  outstanding at June 30, 1994;
  706,656 issued and outstanding at
  December 31, 1993                                 709,000     7,067,000
Surplus                                           8,780,000     2,356,000
Retained earnings                                13,541,000    12,338,000
Net Unrealized Gains (Losses) on Available
  for Sale                                            6,000             0
  Total Common Stock and Retained Earnings       23,036,000    21,761,000
Less-Treasury 1 Share, at Cost at June 30,
  1994 and 2,024 at December 31, 1993                     0       (60,000)
    Total Stockholders' Equity                   23,036,000    21,701,000

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                               $252,080,000  $234,892,000

NOTE: The balance sheet at December 31, 1993, has been taken from the audited financial statements at that date and condensed. The Par value of the Stock was reduced in the second quarter of 1994 from $10 to $1. The December 1993 balance sheet reflects a par value of $10.

                      FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)


                             Three Months Ended        Six Months Ended
                                  June 30                  June 30
                             1994         1993        1994         1993

     Interest Income

Interest and fees
  on loans               $3,729,000   $3,470,000  $ 7,178,000  $ 6,835,000
Interest on investment
  securities: Taxable       774,000      919,000    1,481,000    1,932,000
              Tax-exempt    156,000      108,000      302,000      206,000
Other interest income        12,000       18,000       67,000       52,000
Lease financing income        1,000        1,000        2,000        3,000
  Total Interest Income   4,672,000    4,516,000    9,030,000    9,028,000

     Interest Expense
Interest on deposits      1,624,000    1,624,000    3,224,000    3,276,000
Other interest expense      222,000      168,000      369,000      345,000
 Total Interest Expense   1,846,000    1,792,000    3,593,000    3,621,000

Net Interest Income       2,826,000    2,724,000    5,437,000    5,407,000
Provision for Loan
  Losses                    100,000      119,000      199,000      236,000
Net Interest Income
  after Provision         2,726,000    2,605,000    5,238,000    5,171,000

     Other Income
Securities gains
  (losses)                        0        1,000            0       13,000
Other income                523,000      543,000    1,297,000    1,089,000
     Total Other Income     523,000      544,000    1,297,000    1,102,000

Other expenses
  (Includes Franchise)    2,133,000    2,103,000    4,249,000    4,175,000

Net income before
  income taxes            1,116,000    1,046,000    2,286,000    2,098,000
Provision for income taxes  364,000      353,000      707,000      651,000

Net income              $   752,000   $  693,000  $ 1,579,000  $ 1,447,000

Earnings per share      $      1.06   $     0.99  $      2.23  $      2.07

Weighted average number of
  shares outstanding        706,905      699,155      706,905      699,155

  The accompanying notes are an integral part of these financial statements.

                        FIRST CITIZENS BANCSHARES, INC.
                                AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)





                                            Six Months Ended June 30,
                                          1994         1993      1992
Net Cash Provided by Operating
  Activities                         $ 2,187,000    $ 2,398,000 $  1,216,000

Investing Activities

Proceeds of Maturities of Securities  10,054,000     16,049,000    9,129,000
Proceeds from Sales of
  Investment Securities                        0              0    3,101,000
Purchase of Investment Securities    (15,739,000)    (9,033,000) (20,517,000)
Increase in Loans-Net                (15,980,000)    (7,386,000)  (4,247,000)
Purchases of Premises and Equipment     (692,000)      (192,000)    (697,000)

Net Cash Provided by
 Investing Activities                (22,357,000)      (562,000) (13,231,000)

Financing Activities

Net increase (decrease) in Demand
 and Savings Accounts                   (854,000)    (1,530,000)   2,467,000
Increase (decrease) in Time Accounts   8,073,000     (3,031,000)  (3,791,000)
Increase (decrease) in Long Term Debt  4,220,000        (66,000)     (66,000)
Treasury Stock Transactions               60,000              0            0
Proceeds from Sale of Common Stock        66,000         72,000            0
Cash Dividends Paid                     (376,000)      (338,000)    (294,000)
Cash Paid in Lieu of Fractional Shares         0              0            0
Net increase (decrease) in
  Short-term Borrowings                5,225,000     (2,517,000)   4,679,000

Net Cash Provided (used) by Financing
      Activities                      16,414,000     (7,410,000)   2,995,000

Increase (decrease) in Cash and Cash
  Equivalents                         (3,756,000)    (5,574,000)  (9,020,000)

Cash and Cash Equivalents at
  Beginning of Year                   13,608,000     17,291,000   22,400,000

Cash and Cash Equivalents at
  End of Year                       $  9,852,000   $ 11,717,000  $13,380,000

  The accompanying notes are an integral part of these financial statements.

                      FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                               June 30, 1994


Note 1 - Consolidated Financial Statements

     The consolidated balance sheet as of June 30, 1994, the consolidated statements of income for the six month periods ended June 30, 1994, 1993 and 1992, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1994 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1993.

Note 2 - Organization

     First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Long-Term Debt

     During the year ended December 31, 1989, First Citizens National Bank placed in service furniture, fixtures, and equipment with a total cost of $520,964 which were acquired through capital leases. These leases became effective at various dates ranging from January, 1989 through October, 1989, and each lease extends for a term of sixty months. The total liability on these leases as originated was $655,232 with $3,000 remaining to be paid as of June 30, 1994. Future minimum lease payments according to these leases are as follows:

            Years Ending
          December 31, 1994                     $ 3,000

Less:  amount representing interest               3,000

Present value of net minimum lease payments     $     0

Note 4 - Statement of Cash Flows
                                               June 30,
                                      1994       1993       1992
Actual payments made during
  the periods:
  Income taxes                   $  520,000   $  708,866  $  387,000
  Interest                        3,430,000    3,713,000   4,828,000

Note 5 - Contingent Liabilities

     There are no material pending litigations as of June 30, 1994.

Note 6 - Investment Securities

     The differences between book values of investment securities and market values at June 30, 1994 and June 30, 1993, total ($892,000) and $1,042,000, respectively. FASB 115 requires a bank to classify securities as either held to maturity, available for sale, or trading. First Citizens has $100,000 in the trading account. Available for Sale securities values are marked to market each quarter with corresponding adjustments made to the appropriate capital account (net of taxs). As of June 30, 1994, year-
to-date adjustments to capital totaled ($6,000) (net of taxes).   Held to
maturity securities are stated at amortized cost. It is reasonable to asume that adjustments will continue to be made each quarter in direct correlation with changes in interest rates.

Note 7 - Regulatory Capital Requirements

     Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc. and First Citizens National Bank. On December 16, 1988, The Federal Reserve Board approved the risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards set by the regulators.

Note 8 - Deferred Income Taxes

     First Citizens adopted FASB 109 as of January 1, 1993. The June, 1993 figures reflected a $56,000 credit to income tax expense and the adjustment for June, 1994 reflected a credit to income tax expense of $24,000. The timing differences mainly consist of Reserve for Loan Loss Deductions.

Note 9 - Stock Split

     A 2.5 for 1 stock split was authorized by the Board for shareholders of record as of October 15, 1993, payable November 15, 1993. The outstanding shares and earnings per share for 1993 were adjusted to reflect the 2.5 for 1 stock split.

Note 10 - Other Borrowings and Debt

     Short term borrowings consists of Federal Home Loan Bank funds in the amount of $4,225,000. Long term borrowings consist of Federal Home Loan Bank funds in the amount of $4,247,000. Long term funds are maturity matched with specific assets.

Note 10 - Other Income

     The Jackson Tennessee property was sold for a gain of $297,000 with the net of tax effect being $178,000 or $.25 per share.

Note 11 - Par Value

     The Par Value of Bancshare's stock was reduced from $10 to $1 during the second quarter. This action resulted in a re-classification of funds, with no material effect to either the balance sheet or income statement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending June 30, 1993. Reference should be made to the financial statements included as
ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

Earnings remained strong for the second quarter of 1994. Net income increased $59,000.00 (8.5%) when compared to the second quarter of 1993. Net income year-to-date reflects an increase of $132,000 or 9.1%. Second quarter performance was enhanced by increased loan volume and rising interest rates. First quarter net interest income decreased approximately $72,000. This was more than offset by a second quarter gain of $102,000, resulting in a year-to-date increase of $30,000. Net income through June, 1994 includes an after tax gain of $178,000 realized on the sale of a parcel of Other Real Estate during the first quarter. Other income during 1994 continues to be impacted by a reduction in the demand for long term mortgage loans and a slow down in refinancing of existing mortgages. Earnings per share at quarter end were $2.23 compared to $2.07 at 6/30/93. FASB 115 (accounting on investment securities) had a positive impact (net of taxes) of $6,000 to the capital account.

Total Assets increased approximately $17 million when comparing 6/30/94 to 6/30/93. The loan portfolio increased $16 million during the first six months of 1994 with the major portion of growth centered in the agricultural segment. Deposit growth, a reduction in Federal Funds Sold and an increase in borrowings from the Federal Home Loan Bank combined to fund loan growth as well as an increase of $5,847,000 in the investment portfolio. An agressive loan demand during the second quarter resulted in a decision by management to solicit deposits from sources outside our trade area. This effort increased time deposit totals by $2,600,000. Rates and terms on these deposits were the same as those offered to local customers. The pressure on deposit totals is expected to ease as interest rates continue to move upward causing funds to flow into Bank CD's from stocks and mutual funds. Through the asset/liability management process, earning assets and costing liabilities are constantly monitored for unfavorable trends. A conscious effort has been made to control growth in order to remain within desired capital ratios and to maximize the Bank's return on assets and equity. An increase of $1,335,000 in equity capital resulted in a risk based capital ratio of 13.81% compared to 13.70% at year end.
The bank is well positioned, maintaining over 50% market share, to be competitive with products and services offered by even the largest institution in the servicing area. New products introduced to our customers in 1994 are an Overdraft Line of Credit and a Free Checking Account. Both products were designed to attract customers in the 30-45 age group that have expressed a need for these product types. In November, 1993 an Automated Teller Machine was located in the Wal-Mart store at Highway 78 North, Dyersburg, Tennessee. Construction of the Industrial Park Branch located at 2211 St. John Avenue is well underway. The projected completion date is October 15. The full service branch will feature hours and services convenient to the needs of employees of local industry. In June, 1994 the bank entered into an agreement with the accounting firm of Reynolds, Bone & Griesbeck to conduct a cost/benefit analysis for the installation of a check/statement imaging product. Also, a servicing agreement has been negotiated with Deluxe Data Systems to provide servicing for the Visa Check Card Product that will be introduced before year end.

     The following table compares year-to-date non-interest income, and expense of First Citizens as of June 30, 1994, 1993, and 1992:

                                        Non-Interest Income
                                          (in thousands)

                         June 30              June 30              June 30
                          1994   % of Change   1993   % of Change   1992
Service Charges
 on Deposit Accts.         $228      5.56%      $216      4.85%      $206
Other Income               $791     21.69%      $650     31.85%      $493
Trust Income               $278     17.80%      $236     19.80%      $197

TOTAL NON-INTEREST INCOME  $1,297   17.70%      $1,102   22.99%      $896

Non Interest Income is up $195,000 or 17.70% when comparing to the previous year. The increase can be attributed to a one time after tax credit of $178,000 resulting from the sale of Other Real Estate during the first quarter of 1994. Without this credit, other income would have decreased $102,000 or 9.25%. Trust Income however, indicates a significant improvement when comparing 1994 to 1993 and 1992. Under new management since April, 1993, a strategic plan has been developed and implemented that provides for Business Development, sustained growth and profit.


                        Non-Interest Expense

                               1994 % of Change  1993 % of Change  1992

Salaries & Employee Benefits  $2,326    3.93%   $2,238    .54%    $2,226
Net Occupancy Expense         $  319    9.62%   $  291  (61.15%)  $  749
Other Operating Expense       $1,604   (2.55%)  $1,646   13.75%   $1,447

TOTAL NON-INTEREST EXPENSE    $4,249    1.77%   $4,175   (5.59%)  $4,422

Non-Interest Expense increased only $74,000 or 1.77% when comparing 1994 to 1993. A 61% decrease in net occupancy expense occurred from 1992 to 1993 due to a change in Data Processing Software and Hardware in September 1992. The change resulted in a reduction of $226,000, excluding depreciation cost of $59,000. Salaries and benefits increased only 3.93% reflecting a continuous effort to increase salaries and benefits at a manageable level while reducing FTE to be more in line with peer banks. Full-time equivalent employees as of June 30, 1994 was 145 compared to 149 at June 30, 1993.


                                 Deposits

     The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending June 30 for the years indicated:

                                   COMPOSITION OF DEPOSITS
                                       (in thousands)

                        1994                 1993               1992
                   Average   Average   Average   Average  Average  Average
                   Balance    Rate     Balance    Rate    Balance   Rate
Non-Interest
Bearing Demand
Deposits           $ 24,361     -      $ 21,111     -      $ 18,398    -

Savings Deposits   $ 65,059    2.64%   $ 65,136    2.57%   $ 59,433   3.05%

Time Deposits      $106,319    4.50%   $103,820    4.65%   $113,729   5.51%

TOTAL DEPOSITS     $195,739    3.32%   $190,067    3.42%   $191,560   4.22%

Total Deposits grew approximately $5 Million during the first half of 1994, when compared to the same time period in 1993. The increase is due to rising interest rates and an aggressive program implemented to seek deposit funds. During June, 1994 management made a decision to purchase Brokered Deposits at the same rate of interest paid to other depositors for similar investments, to aggressively bid on public funds and to seek deposits from the banks' Trust Division. An analysis of prior years presented in the table is reflective of customer response to the low interest rates paid on deposits in '92 and '93. Deposit rate have slightly increased and are projected to remain higher in '94 than previous years thereby enhancing the appeal of the banks investment options.

Non-Interest bearing demand deposits have increased approximately $3,500,000 for each year under review. One factor that is not evident when reviewing deposit categories is funds invested in "Sweep Account Funds" totaling $10,626,000. Large balance customers are offered a service which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial and large balance customers (Amounts of $25,000 or more per depositor) the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks when presented for payment. Also not included in total deposits are Fixed Repurchase Agreements totaling $6,602,000.

     The following tables set forth the maturity distribution of Certificates of Deposits and other time deposits of $100,000 or more outstanding on the books of First Citizens on June 30, 1994. The overall total reflects an increase of $4,825,000 when comparing to June, 1993 total.

           Maturity Distribution Of Time Certificates Of Deposit
           In Amounts of $100,000.00 Or More As Of June 30, 1994

                              (in thousands)
                Maturity                      Total Amount
            3 3 months or less                    $ 6,073
            3 through 6 months                  $ 5,043
            6 through 12 months                 $ 3,298
            over 12 months                      $ 6,218
                                      Total     $20,632

     A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on the earning assets and average costs on the interest bearing liabilities. Average rate on Total Interest Earning Assets at 6/30/94 was 8.09% compared to 8.16% and 8.78% at 6/30/93 and 6/30/92 respectively. During 1993 and the first six months of 1994 rates charged on loans were reduced from previous rates charged in 1992 due to customer demand and the competitive loan environment in the bank's market place. The average rate on Total Interest Bearing Liabilities was 3.78% at 6/30/94 slightly above the average rate of 3.75% at 6/30/93 and .83% below the average rate of 4.61% at 6/30/92. Net Yield on Average Earning Assets ranged from 4.58% at 6/30/92 to 4.75% at 6/30/94. Sustained improvement in the annualized net yield on average earning assets is attributable to success in growing interest earning assets at a rate more favorable proportionately than growth of interest bearing liabilities. Maintaining levels achieved in 1993 and 1994 could prove difficult in the current rising rate environment. Sound asset/liability management guidelines should limit the impact to earnings which could result from rising interest rates.

                                   First Citizens National Bank
                                      Quarter Ending June 30
                            Monthly Average Balances and Interest Rates
                                                    (in thousands)
                               1994                      1993                      1992
                     Average           Average Average           Average Average           Average
                     Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)    $156,607 $3,561    9.10%  $140,335 $3,290    9.38%  $134,889 $3,387   10.05%

Investment Securities:
  Taxable            $ 50,265 $  757    6.02%  $ 61,481 $  932    6.06%  $ 59,603 $1,032    6.93%
Tax Exempt (4)       $ 13,725 $  155    4.52%  $  8,306 $   95    4.58%  $  5,866 $   74    5.05%
Interest Earning
  Deposits           $    102 $    1    3.92%  $    185 $    1    2.16%  $    135 $    1    2.97%

Trading Account      $    100 $    0       -          -      -       -          -      -       -
Federal Funds Sold   $    921 $   10    4.34%  $  2,140     16    2.99%  $  7,436 $   70    3.77%
Lease Financing      $     51 $    1    7.84%  $     75 $    2   10.67%  $    125 $    3    9.60%

Total Interest
  Earning Assets     $221,771 $4,485    8.09%  $212,522 $4,336    8.16%  $208,054 $4,567    8.78%

NON-INTEREST
  EARNING ASSETS:

Cash and Due From
  Banks              $  8,853 $    -       -   $  7,898 $    -       -   $  7,582 $    -       -

Bank Premises and
  Equipment          $  7,911 $    -       -   $  7,921 $    -       -   $  7,554 $    -       -

Other Assets         $  3,246 $    -       -   $  3,815 $    -       -   $  3,312 $    -       -

Total Assets         $241,781 $    -       -   $232,156 $    -       -   $226,502 $    -       -

                                         Quarter Ending June 30
                      Monthly Average Balances and Interest Rates (Continued)
                                             (in thousands)
                                1994                       1993                     1992
                      Average           Average Average          Average Average           Average
                      Balance  Interest  Rate   Balance  Interest  Rate  Balance  Interest  Rate
LIABILITIES AND
SHAREHOLDERS'
 EQUITY:
INTEREST BEARING
 LIABILITIES:
Savings Deposits      $ 65,059  $  430  2.64% $ 65,136  $  418  2.57% $ 59,433  $  453     3.05%

Time Deposits         $106,319  $1,196  4.50% $103,820  $1,206  4.65% $113,729  $1,566     5.51%

Federal Funds
 Purchased and
 Other Interest
 Bearing Liabilities  $ 24,237  $  224  3.70% $ 22,129  $  168  3.04% $ 16,731  $  167     4.00%

Total Interest
 Bearing Liabilities  $195,615  $1,850  3.78% $191,085  $1,792  3.75% $189,893  $2,186     4.61%

 NON-INTEREST
  BEARING
  LIABILITIES:

 Demand Deposits      $ 24,361  $    -     -  $ 21,027  $    -     -  $ 18,398  $    -         -

 Other Liabilities    $  1,503  $    -     -  $  1,837  $    -     -  $  1,948  $    -         -

 Total Liabilities    $221,479  $    -     -  $213,949  $    -     -  $210,239  $    -         -

SHAREHOLDERS'
 EQUITY               $ 20,302  $    -     -  $ 18,207  $    -     -  $ 16,263  $    -         -

TOTAL LIABILITIES
 AND SHAREHOLDERS'
 EQUITY               $241,781  $    -     -  $232,156  $    -     -  $226,502  $    -         -

NET INTEREST
 INCOME               $      -  $2,635     -  $      -  $  2,544   -  $      -  $ 2,381        -
NET YIELD ON
 AVERAGE EARNING
 ASSETS
 (ANNUALIZED)         $      -  $    -  4.75% $      -  $    -  4.79% $      -  $    -     4.58%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)  Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are not presented on a taxable equivalent basis.

                    COMPOSITION OF LOANS

     Loan portfolio totals increased in excess of $22 million from June 30, 1993 to June 30, 1994. All categories listed within the comparison table reflect substantial growth when comparing 1994 to 1993 with major growth centered in Mortgage, Commercial and Agricultural Loans. Loans for Agricultural production purposes are fully funded by June 30 of each year resulting in seasonal growth in this category. Loan growth for the first half of 1994 is well above budget projections. However, rising interest rates are projected to result in a slow down in new loan volume. The local economy continues to perform better than other areas in Tennessee as a result of diversification.

     Non performing loans were significantly improved when comparing June 30, 1994 to prior year as indicated in the chart of Non Performing Loans. 90 days or more past due loans increased $378,000, but remain well within acceptable ratios when comparing to the total loan portfolio of $165 million. Past due loan totals are in line with peer group banks.

     The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $50,534,000 as of 6/30/94.

     The average yield on loans of First Citizens National Bank for the second quarter of the years indicated is as follows:

                               1994 -  9.10%
                               1993 -  9.38%
                               1992 - 10.05%
                               1991 - 11.70%
                               1990 - 12.29%

     The following table sets forth loan totals net of unearned income by category for the past five years:
                                              June 30
                                           (in thousands)

                              1994     1993    1992      1991      1990
Real Estate Loans:
  Construction             $  8,681 $  6,881 $  4,712  $  4,629 $  5,027
  Mortgage                 $ 91,510 $ 83,383 $ 79,695  $ 78,606 $ 73,084

Commercial, Financial
  and Agricultural Loans   $ 44,164 $ 35,433 $ 34,428  $ 35,306 $ 31,191

Installment Loans to
  Individuals              $ 16,953 $ 15,233 $ 15,579  $ 17,129 $ 17,083

Other Loans                $  3,998 $  2,098 $  2,459  $  2,572 $  3,365

TOTAL LOANS                $165,306 $143,028 $136,873  $138,242 $129,750

       Loan Maturities and Sensitivity to Changes in Interest Rates

     Managing interest risk is a primary objective of asset liability management. One tool utilized by First Citizens National Bank to ensure market rate return is variable rate loans. Loans totaling $71,555,000 (43.37% of total portfolio) are subject to repricing within one year or carry a variable interest rate. This total is up slightly from June 30, 1993. Loan maturities in the one to five year category increased approximately $20,000,000 since 6/30/93 due to customer demand to lock in a fixed rate for a longer period. While growth in the portfolio is an objective, our first priority is ensuring credit quality. Management considers the portfolio composition to be diversified with no concentrations in any one industry.

                                           Due after
                          Due in one       one year but         Due after
                          year or less     within five years    five years

                                            (in thousands)

Real Estate                 $17,928           $60,905             $21,358
Commercial, Financial
 and Agricultural           $14,722           $23,556             $ 5,886

All Other Loans             $ 2,974           $15,778             $ 2,199

TOTAL                       $35,624          $100,239             $29,443

Loans with Maturities After One Year for which:
                                                         (in thousands)

       Interest Rates are Fixed or Predetermined             $94,751
       Interest Rates are Floating or Adjustable             $34,931

                           NON-PERFORMING ASSETS

     Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the three months ending 6/30/94 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $20,000. Interest income on loans reported as ninety days past due and on interest accrual status was $12,000 for year-to-date 1994. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loan totals at June 30, 1994 was zero. Loans classified by regulatory examiners and not reported under non-accrual, past due or restructured pose no significant credit problems. Loan Officers are required to develop a "Plan of Action" for each problem loan within their portfolio. Adherence to each established plan is monitored by Loan Administration and reevaluated at regular intervals for effectiveness. Non-Performing loans significantly increased in 1991 due to one credit in the amount of $1,000,000 placed on non-accrual status during the third quarter, 1990.

  The portfolio contained no loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower as of June 30, 1994 for the years under comparison.

     The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

                           Non-Performing Loans
                                  June 30
                              (in thousands)

                                        90 Days Past Due
      Year     Non-Accrual              Accruing Interest     Total

      1994        $  889                    $  520           $1,409
      1993        $1,466                    $  142           $1,608
      1992        $2,239                    $  801           $3,040
      1991        $2,167                    $  572           $2,739
      1990        $  391                    $  764           $1,155


                         LOAN LOSS EXPERIENCE AND
                         RESERVES FOR LOAN LOSSES

     During the quarter just ended activity to the Reserve Account consisted of (1) Loans charged off totaling $50,000, (2) Recovery of loans previously charged off totaling $34,000, and (3) Additions to reserve totaling $100,000. Charged off loan totals reflect a decrease when comparing to previous years. This is evidence of fewer problem loans within the portfolio. Efforts continue to ensure sound underwriting principals and thereby reduce the potential for future loans losses.
Charge off projections for 1994 are $200,000 or .12% of the total portfolio. The reserve balance at quarter end 1994 decreased from quarter end 1993 reflecting improved loan quality while comparisons of 1993 to 1992 reflect a slight increase. The increase was caused by rapid loan growth and managements decision to adequately allocate reserves for any potential losses associated with growth. A significant increase in the reserve balance in 1990 and 1991 reflected increased problem assets during that period.

     The book value of repossessed real property held by Bancshares was $783,000 and $1,986,889 at 6/30/94 and 6/30/93. The balance was significantly reduced as a result of the sale of property in December, 1993 valued at $1,055,000. The only other property held on the books of Bancshares is a strip shopping center valued at $685,000. The remaining balance represents other real estate which is held by First Citizens National Bank. Efforts to market the property held by the Holding Company are on-going.

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

     An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, May, August, and November) and presented to the board at its monthly meeting. More frequent reports will be submitted as needed or requested by the Board. The primary purpose of the analysis will be to assure that the existing allowance is adequate for future losses.

     Annual reviews of the loan portfolio to identify risks will cover a minimum of 70% of the gross portfolio less installment loans. In addition, any single note or series of notes directly or indirectly related to one borrower which equals 25% of the Bank's legal lending limit will be included in the annual review.

     For analysis purposes the loan portfolio will be separated into four classifications:

1. Pass - Loans that have been reviewed and graded high quality with no major deficiencies.

2. Watch - Loans which, because of unusual circumstances, need to be closely supervised to prevent a deterioration in quality.

3. Problem - Loans which require additional collection efforts to liquidate both principal and interest.

4. Specific Allocation - Loans, in total or in part, in which a future loss is possible.

     Examples of factors taken into consideration during the review are:
Industry or geographic economic concerns, sale of business, change of or disagreement among management, unusual growth or expansion of the business, past due of either principal or interest for 90 days, placed on non-accrual or renegotiated status, declining financial condition, adverse change in personal life, frequent overdrafts, lack of cooperation by borrower, decline in marketability or market value of collateral, insufficient cash flow, and inadequate collateral values.

     Since future losses cannot be identified with complete accuracy, in addition to the specific allocation to individual loans, a minimum of 30% of the allowance for Loan and Lease Loss Reserve will be allocated to general risk.

     Management estimates charge-offs for period ending 12/31/94 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural             $ 50,000
  Real Estate-Construction                            -0-
  Real Estate- Mortgage                              70,000
  Installment Loans to individuals & credit cards    80,000
  Lease financing                                     -0-
Foreign                                               N/A
             01/01/94 through 12/31/94   Total     $200,000

     The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.

                       First Citizens National Bank

             Loan Loss Experience and Reserve for Loan Losses

                          Quarter ending June 30
                              (in thousands)

                           1994      1993      1992      1991    1990
Average Net Loans
Outstanding              $156,658  $140,410  $135,014  $133,109  $125,568

Balance of Reserve
for Loan Losses
at Beginning of
Period                   $  1,795  $  1,832  $  1,798  $  2,041  $  1,434

Loan Charge-Offs         $    (50) $    (69) $   (271) $   (151) $    (54)

Recovery of Loans
Previously Charged Off   $     34  $     38  $    100  $     31  $     30

Net Loans Charged Off    $    (16) $    (31) $   (171) $   (120) $    (24)

Additions to Reserve
Charged to Operating
Expense                  $    100  $    119  $    130  $    132  $    160

Balance at End of
Period                   $  1,879  $  1,920  $  1,757  $  2,053  $  1,570

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding                (.01%)     (.02%)    (.13%)    (.09%)    (.02%)

     The following table will identify charge-offs by category for the period ending 6/30/94.

Charge-Offs:
Domestic
  Commercial, Financial and Agricultural      $  0
  Real Estate - Construction                     0
  Real Estate - Mortgage                         9
  Installment Loans to Individuals              41
  Lease Financing                                0
    Total                                     $(50)

Recoveries:
Domestic:
  Commercial, Financial and Agricultural       $ 4
  Real Estate - Construction                     0
  Real Estate - Mortgage                         2
  Installment Loans to Individuals              28
  Lease Financing                                0
    Total                                     $ 34
 Net                                          $(16)

Investment Securities

    The book value of listed investment securities as of the dates indicated are summarized as follows:

                   Composition of Investment Securities

                                  June 30
                              (in thousands)

                           1994     1993      1992      1991      1990
U. S. Treasury &
 Government Agencies     $46,480   $53,792   $56,452   $49,001   $51,351
State & Political
  Subdivisions           $14,093   $ 8,496   $ 6,143   $ 6,389   $ 7,617
All Others               $ 6,021   $ 5,144   $ 4,769   $ 6,052   $ 5,042

              TOTALS     $66,594   $67,432   $67,364   $61,442   $64,010

     The Investment Portfolio serves a primary role in the overall context of balance sheet management. It provides a stable, long-term income stream and is managed in such a way as to enhance the company's asset/liability management program. Investment Securities serve as collateral for government and other public fund deposits. Securities contained within the portfolio consist primarily of U.S. Treasury, and other U. S. Government Agency securities and tax exempt obligations of states and political subdivisions. All other investments contained therein comprise approximately 9.04% of the portfolio. Sound Asset/liability management requires management to continuously monitor the need for tax free investments as well as set guidelines for the term of investment maturities. Tax Free Investments make up 21.16% of the investment portfolio. This total has increased over 66% since 1992 as a conscious effort to reduce the bank's tax liability. In light of current rising interest rates, caution will be used when purchasing investments with maturities longer than 7 years.

     Investments for the first half of 1994 were curtailed by strong loan demand and the implementation of the Financial Accounting Standard No. 115 which addresses Accounting for Certain Investments in Debt and Equity Securities. FASB 115 requires that banks maintain separate investment portfolios for Held-To-Maturity, Available-For-Sale, and Trading Account investments. As of 6/30/94 approximately 29.50% of total investments were booked in the Available-For-Sale portfolio. The remaining 70.5% was placed in the Held-To-Maturity category. FASB 115 also requires banks to mark to market the Available for Sale and Trading account investments at the end of each calendar quarter. Held-To-Maturity investments are stated at amortized cost on the balance sheet. Mark to Market had a positive after tax impact on the capital account of the consolidated balance sheet at 6/30/94 of $6,000.

     During the quarter just ended additions made to the portfolio included $6,000,000 in U. S. Government Agencies, $2,000,000 in Municipals, and $1,000,000 in Corporations. There were no sales from the investment portfolio, however approximately $3,000,000 in U. S. Government Treasuries matured and were reinvested in the loan portfolio. There were no transfers between categories of the investment portfolio. The Trading Account as reflected on the consolidated balance sheet maintained an average balance of $100,000 for the quarter. Securities contained in the Trading Account consist of U. S. Treasuries Bills and were purchased in the second quarter by the bank's subsidiary Financial Plus, Inc.

     As of June 30, 1994, the securities portfolio held $12,205,000 in "Derivative" products which consisted of $6,340,000 CMO's (Collateralized Mortgagee Obligations), $4,910,000 Step-Up Bonds, and $955,000 in CMT (Constant Maturity Treasury) Bonds. "Derivatives" are non-traditional securities that derive value from the price action of other assets. Total investment in Derivative products constitutes 19% of the investment portfolio. This does not represent a high level of concentration nor an abnormal amount of market risk to the overall portfolio.

     The portfolio currently contains the following unrealized gains and losses in each investment category:

                                            Investment Securities

                                  Held to Maturity      Available for Sale
                                              June 30, 1994
                                              (in thousands)
                                  Amortized      Fair   Amortized    Fair
                                    Cost        Value     Cost       Value

   U.S. Treasury Securities        $ 7,043     $ 6,947   $ 6,068   $ 6,063
   U.S. Government agency
   and corporation obligations
   (exclude mortgage-backed
   securities):
      Issued by U.S. Government
      agencies (2)                     351         351         0         0
      Issued by U.S. Government-
      sponsored agencies (3)        18,069      17,697     1,978     2,061
   Securities issued by states
   and political subdivisions
   in the U.S.:
      General obligations            6,018       5,923     1,534     1,555
      Revenue obligations            4,374       4,282     1,470     1,470
      Industrial development and
      similar obligations               23          23       630       653
   Mortgage-backed securities (MBS):
      Pass-through securities:
          Guaranteed by GNMA           669         662     1,255     1,204
          Issued by FNMA and FHLMC   3,528       3,537         0         0
          Privately-issued               0           0         0         0
      CMOs and REMICs:
          Issued by FNMA and FHLMC   5,105       4,890       886       830
          Privately-issued and
          collateralized by MBS
          issued or guaranteed by
          FNMA, FHLMC, or GNMA         600         620         0         0
          All other privately-issued     0           0         0         0
   Other debt securities:
      Other domestic debt securities 2,285       2,290     1,076     1,096
      Foreign debt securities            0           0         0         0
   Equity securities:
      Investments in mutual funds        0           0         0         0
      Other equity securities with
      readily determinable fair
      values                             0           0     2,047     2,040
      All other equity securities (1)    0           0         0         0
       Total                        48,065      47,222    16,944    16,972

(1) Includes equity securities without readily determinable fair values at historical cost in item 6.c, column D.
(2) Includes Small Business Administration "Guaranteed Loan Pool Certificates," U.S. Maritime Administration obligations, and Export-Import Bank participation certificates.
(3) Includes obligations (other than pass-through securities, CMOs, and REMICs) issued by the Farm Credit System, the Federal Home Loan Bank System, the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Financing Corporation, Resolution Funding Corporation, the Student Loan Marketing Association, and the Tennessee Valley Authority.

                           Investment Securities
                         Unrealized Gains/(Losses)
                               June 30, 1994

                                   Unrealized     Unrealized     Net
                                     Gains          Losses   Gains/Losses

U.S. Treasury Securities               9            153         (144)
Obligations of U.S. Government
 Agencies and Corp                    94            659         (565)
Obligations of States and
 Political Subdivisions               52            239         (187)
Fed Reserve & Corp Stock              14             10            4

   Totals                            169           1061         (892)


              Maturity and Yield on Securities June 30, 1994
                              (in thousands)

                             After One Year   After Five Years        After
           Within One Year  Within Five Years  Within Ten Years     Ten Years
           Amount    %        Amount   %        Amount     %     Amount     %

6/30/94   $16,058  (24%)     $31,208 (47%)     $13,604 (20%)    $ 5,724    (9%)

6/30/93   $17,023  (25%)     $41,179 (61%)     $ 1,407 (2%)     $ 7,823   (12%)

6/30/92   $21,115  (31%)     $33,229 (49%)     $11,901 (18%)    $ 1,119    (2%)

6/30/91   $18,882  (30.73%)  $27,054 (44.03%)  $ 9,905 (16.12%) $ 5,601 (9.12%)

6/30/90   $16,057  (25%)     $37,776 (59%)     $ 7,018 (11%)    $ 3,159    (5%)


                       Maturity and Yield on Securities June 30, 1994
                                     (in thousands)
                                          Maturing
                                       After One Year     After Five Years      After
                    Within One Year   Within Five Years   Within Ten Years    Ten Years
                    Amount    Yield   Amount      Yield   Amount     Yield   Amount Yield
U.S. Treasury and
Government Agencies $11,755   6.25%   $20,012     6.74%  $ 9,689    6.46%  $ 5,024   6.15%

State and Political
Subdivisions*       $ 2,203   6.80%   $ 7,875     7.12%  $ 3,915    6.28%  $   100   7.08%

All Others          $ 2,100   7.26%   $ 3,321     6.13%  $     -       -   $   600   9.14%

TOTALS              $16,058   6.46%   $31,208     6.77%  $13,604    6.41%  $ 5,724   6.48%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

*Includes Holding Company's investments.

                        Return on Equity and Assets

     Improved earnings is evident when comparing the periods presented in the following table. Return on assets has increased from .37% in 1991 to .65% in 1994 reflecting an ongoing effort to maintain earnings comparable to peer banks. Budget projections for Return on Assets at 12/31/94 is a minimum of one percent. The Bank's budget base incentive plan requires a 1.15% ROA at 12/31/94 if managers are to realize maximum benefits.

     Percentage of Dividends declared per common share to net income per common share decreased from 35.90% and 38.89% in 1991 and 1992 respectively to 22.41% in 1993 and 22.73% in 1994. While dividends per share have trended upward, improved earnings serve to reduce the comparative ratio. A 10 percent stock divided declared on October 21, 1992 was payable to shareholders of record December 15, 1992, thereby increasing outstanding shares. Earnings per share were adjusted accordingly.

     During the third quarter, 1993, a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The number of shares outstanding increased proportionately with no effect to capital.

     An amendment to the Company's Charter by the shareholders in April, 1994 approved an increase in the number of shares authorized from 750,000 to 2,000,000.

     The table below presents for First Citizens Bancshares, Inc. certain operating ratios year-to-date as of June 30: (not annualized)

                                    1994     1993    1992    1991
Percentage of Net Income to:
Average Total Assets                 .65%     .62%    .35%    .37%
Average Shareholders Equity         7.06%    7.24%   4.45%   5.03%

Percentage of Dividends Declared
Per Common Share to Net Income
Per Common Share                   23.81%   23.36%  36.89%  34.02%

**Percentage of Average
   Shareholders' Equity to
   Average Total Assets             9.92%    8.53%   7.83%   7.38%

**Represents primary capital - including reserve for loan losses account

                  LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. The liquidity ratio which is determined by a comparison of net liquid assets to net liabilities remains around 10%. The average Loan to Deposit ratio for the second quarter was 74%. The low interest rate environment placed pressure on our customers to seek investment options such as annuities, mutual funds and stocks while encouraging loan customers to refinance, make purchases and expand their business thereby having an impact on the banks liquidity and loan to deposit ratios. Deposits of $100,000 and over were more volatile and interest sensitive than the smaller deposits that make up the major portion of the bank's deposit base. Another factor which must be considered in the current interest rate situation is the inclination of customers to lock in loan rates for longer periods of time. However, the stability of our deposit base, sound asset/liability management, a strong capital base and quality assets assure us of adequate liquidity. Other sources that are available to meet liquidity needs are (1) Loans in excess of $35,624,000 and Investment Securities totaling $16,058,000 mature within one year (2) Lines of Credit with correspondent banks totaling $7.5 Million and (3) Membership with the Federal Home Loan Bank, thereby opening up and additional liquidity source totaling $11.5 Million.

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

      The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset-Liability Management Policy provides that the cumulative gap as a percent of assets shall not exceed 10% for categories up to 12 months and one to two year categories and 20% for categories in excess of one year.
As evidenced by the following table, our current position is significantly below this level, with annual income exposure determined to be $80,000 to $90,000.

                                               CONDENSED GAP REPORT

                                               --------------------
                                                 CURRENT BALANCES
                                               --------------------
                                                     06/30/94
                                                  (in thousands)
                                 DAILY     0-1     1-2     2-3     3-6     6-12    1-2     2+
                          TOTAL FLOATING  MONTH  MONTHS  MONTHS  MONTHS   MONTHS  YEARS  YEARS

- ----------------------------------------------------------------------------------------------
CASH AND DUE FROM
CURRENCY AND COIN         2,874       -       -       -       -       -       -       -   2,874
DUE FROM BANKS            1,134       -       -       -       -       -       -       -   1,134
CASH ITEMS                4,158       -       -       -       -       -       -       -   4,158
MONEY MARKET                102     102       -       -       -       -       -       -       -

TOTAL CASH & DUE FROM     8,268     102       -       -       -       -       -       -   8,166


INVESTMENTS
U.S. TREASURIES          13,107       -       -   3,000       -   1,000       -   2,000   7,107
U.S. AGENCIES            31,852       -   4,444   1,000       -   3,000       -   2,802  20,606
MUNICIPALS               14,092       -       -     145      23     820   1,295   2,910   8,899
PREFERRED STOCK             592       -       -       -       -       -       -       -     592
CORP & OTHERS             4,138       -       -       -       -   1,300     800     250   1,788
FEDERAL HOME LOAN BANK    1,256       -       -       -       -       -       -       -   1,256

TOTAL INVESTMENTS        65,037       -   4,444   4,145      23   6,120   2,095   7,962  40,248

LOANS
COMMERCIAL FIXED         21,578       -   2,105     569   1,010   4,108   3,007   1,567   9,212
COMMERCIAL VARIABLE      20,805  20,805       -       -       -       -       -       -       -
REAL ESTATE VARIABLE     18,859  18,859       -       -       -       -       -       -       -
REAL ESTATE FIXED        76,693       -   2,673   1,578   1,186   1,509   5,501   5,152  59,094
HOME EQUITY LOANS         4,523   4,523       -       -       -       -       -       -       -
SEC MORTGAGE                116       -     116       -       -       -       -       -       -
INSTALLMENT LOANS        16,924       -     185     168     141     822   1,430   3,558  10,620
INSTALLMENT VARIABLE         29      29       -       -       -       -       -       -       -
FLOOR PLAN                  892     892       -       -       -       -       -       -       -
CREDIT CARDS              1,571       -       -       -       -       -       -       -   1,571
OVERDRAFTS                  228       -     228       -       -       -       -       -       -
NON-ACCRUAL LOANS           889       -       -       -       -       -       -       -     889
FHLB LOANS                2,199       -       -       -       -       -       -       -   2,199
TOTAL LOANS             165,306  45,108   5,307   2,315   2,337   6,439   9,938  10,277  83,585
LOAN LOSS RESERVE         1,879       -       -       -       -       -       -       -   1,879

NET LOANS               163,427  45,108   5,307   2,315   2,337   6,439   9,938  10,277  81,706


FED FUNDS SOLD            1,400   1,400       -       -       -       -       -       -       -
TOTAL FED FUNDS SOLD      1,400   1,400       -       -       -       -       -       -       -

TOTAL EARNING ASSETS    229,864  46,508   9,751   6,460   2,360   12,559 12,033  18,239 121,954


OTHER ASSETS
TRADING ACCOUNT             100       -     100       -       -       -       -       -       -
BUILDING, F&F AND LAND    7,930       -       -       -       -       -       -       -   7,930
OTHER REAL ESTATE           122       -       -       -       -       -       -       -     122
OTHER ASSETS              3,255       -       -       -       -       -       -       -   3,255

TOTAL OTHER ASSETS       11,407       -     100       -       -       -       -       -  11,307


TOTAL ASSETS            249,539  46,610   9,851   6,460   2,360  12,559   12,033 18,239 141,427

DEMAND DEPOSITS
BANKS                        39       -       -       -       -       -        -      -      39
DEMAND DEPOSITS          23,914       -       -       -       -       -        -      -  23,914

TOTAL DEMAND             23,953       -       -       -       -       -        -      -  23,953

                                                        CONDENSED GAP REPORT
                                                        --------------------
                                                          CURRENT BALANCES
                                                        --------------------
                                                              06/30/94
                                                           (in thousands)
                                   DAILY     0-1     1-2    2-3     3-6     6-12    1-2     2+
                          TOTAL  FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS  YEARS YEARS
- ----------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS          18,765       -        -      -       -       -       -  18,765      -
NOW ACCOUNT              25,938       -        -      -       -       -       -  25,938      -
IMF-MMDA                 11,928   11,928       -      -       -       -       -       -      -
HIGH YIELD ACCOUNT        2,735    2,735       -      -       -       -       -       -      -
GENERATIONS GOLD          4,530       -        -      -       -       -       -   4,530      -

TOTAL SAVINGS            63,896   14,663       -     -       -       -        -  49,233      -

TIME DEPOSITS
FLEX-CD                  75,983       -   8,802   4,124   3,966  14,322  11,961  18,501 14,307
LARGE CD-FLEX            20,632       -   1,752   3,746     575   5,043   3,298   4,007  2,211
IRA-FLOATING                239     239       -       -       -       -       -       -      -
IRA-FIXED                16,159       -     380     604     557   1,049   2,245   3,920  7,404
CHRISTMAS CLUB              249       -       -       -       -       -       -     249      -

TOTAL TIME              113,262     239  10,934   8,474   5,098  20,414  17,504  26,677 23,922


TOTAL DEPOSITS          201,111  14,902  10,934   8,474   5,098  20,414  17,504  75,910 47,875


SHORT TERM BORROWINGS
TT&L                      1,000   1,000       -       -       -       -       -       -      -
SECURITIES SOLD-SWEEP    10,626  10,626       -       -       -       -       -       -      -
SECURITIES SOLD-FIXED     6,602       -     787   2,594   1,300     698     600     623      -
FHLB-SHORT TERM           4,225   4,225       -       -       -       -       -       -      -
FHLB LIBOR INVESTMENT     1,950       -       -       -       -       -       -       -  1,950
FHLB-LONG TERM LOANS      2,297       -       -       -       -       -       -       -  2,297

TOTAL SHORT TERM BORR.   26,700  15,851     787   2,594   1,300     698     600     623  4,247

OTHER LIABILITIES
ACCRUED INT PAYABLE         999       -       -       -       -       -       -       -    999
OTHER LIABILITIES           178       -       -       -       -       -       -       -    178

TOTAL OTHER LIABILITIES   1,177       -       -       -       -       -       -       -  1,177

TOTAL LIABILITIES       228,988  30,753  11,721  11,068   6,398  21,112  18,104  76,533 53,299
CAPITAL
COMMON STOCK              2,000       -       -       -       -       -       -       -  2,000
SURPLUS                   4,000       -       -       -       -       -       -       -  4,000
UNREALIZED GAIN(LOSSES)      17       -       -       -       -       -       -       -     17
UNDIVIDED PROFITS        14,534       -       -       -       -       -       -       - 14,534

TOTAL CAPITAL            20,551       -       -       -       -       -       -       - 20 551


TOTAL LIAB. & CAPITAL   249,539  30,753  11,721  11,068   6,398  21,112  18,104  76,533 73,850

GAP (SPREAD)                  -  15,857  -1,870  -4,608  -4,038  -8,553  -6,071 -58,294 67,577
GAP % TOTAL ASSETS            -    6.35   -0.75   -1.85   -1.62   -3.43   -2.43  -23.36  27.08
CUMULATIVE GAP                -  15,857  13,987   9,379   5,341  -3,212  -9,283 -67,577      -
CUMM. GAP % TOTAL ASSETS      -    6.35    5.61    3.76    2.14   -1.29   -3.72  -27.08      -
SENSITIVITY RATIO             -    1.52    1.33    1.18    1.09    0.96    0.91    0.62   1.00


                             Capital Resources

     First Citizens National Bank maintains a strong capital base well in excess of the level required by regulators for bank's our size. Increasing the capital base is considered a vital part of the bank's strategic plan. Total shareholders' equity (excluding Loan Loss Reserve) as of June 30, 1994 was 23,036,000 compared to $20,650,000 at 6/30/93. Total capital
(excluding Reserve for Loan Losses) as a percentage of total assets for the quarter just ended is presented as follows for the years indicated:

                1994    1993    1992    1991    1990
                9.14%   8.82%   7.92%   7.53%   7.26%

     Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. Effective January 1, 1993, the minimum risk-based capital ratio is 8.00%. At least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 Capital/Supplementary capital consists of the allowance for loan and lease losses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares' capital consists entirely of Tier 1 components, with the exception of the allowance for loan and lease losses.

     Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing the years included in the above table. Risk-based capital ratio as of 6/30/94 was 13.81 percent, significantly in excess of the 8.00 percent mandated by the Regulatory Authorities. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

                           Effects of Inflation

     Inflation has a significant impact on the growth of total assets in the banking industry, resulting in a need to increase equity capital in order to maintain an appropriate equity to asset ratio.

     Operating expenses are directly affected by increases in salaries and employee benefits, supplies, legal, audit and professional fees, utilities, advertising and insurance. Now that interest rates have been deregulated, inflation is a major key to the cost of acquiring and retaining deposits.

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

Item 2.  Changes in Securities

Dividends paid to Shareholders of First Citizens Bancshares, Inc. are funded by dividends to the Bank Holding Company from First Citizens National Bank. Federal Reserve Bank regulators would be critical of a bank holding company that pays cash dividends that are not covered by earnings or that are funded from borrowings or unusual or non-recurring gains, such as the sale of property or assets. Under rules set forth by the Comptroller of the Currency in Interpretive Ruling 7.6100, the board of directors of a national bank may declare dividends as it may judge to be expedient, subject to statutory limitations which deal with the balance of the surplus account, sufficiency of net profits, dividend payments on preferred stock, and default of any assessment due to the Federal Deposit Insurance Corporation.

Item 6(b) No reports on Form 8-K were filed for the quarter ended 6/30/94.

                                SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First Citizens Bancshares, Inc.
                                              (Registrant)



Date:  August 11, 1994                 /s/Stallings Lipford
                                       Stallings Lipford, Chairman & CEO



Date:  August 11, 1994                 /s/Jeff Agee
                                       Jeff Agee, Vice President &
                                       Chief Financial Officer
                                       First Citizens National Bank
                                       (Principal Subsidiary)