Form 10-Q
period 1994-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1994-11-10
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1994       Commission File Number 2-83542

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

Of the registrant's only class of common stock ($1.00 par value) there were 712,318 (net of treasury) shares outstanding as of September 30, 1994.

                 PART I - FINANCIAL INFORMATION

                 ITEM 1 - FINANCIAL STATEMENTS

                      FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET

                                             September 30,   December 31,
                                                 1994           1993
                                              (Unaudited)      (Note)
                                  ASSETS
Cash and due from banks                      $  8,665,000    $  8,408,000
Federal funds sold                                      0       5,200,000
Investment securities -
    (Market value is $62,049,000 at
     September 30, 1994 and
     $61,789,000 at December 31, 1993)
     Trading Investments-Stated at Market               0               0
     Held to Maturity-Amortized Cost           44,740,000      60,747,000
     Available for Sale-Stated at Market       18,606,000               0
Loans -
     (Excluding unearned income of
      $1,212,000 at September 30, 1994,
      and $1,066,000 at December 31, 1993)    173,485,000     149,322,000
Less:  Allowance for loan losses                1,985,000       1,676,000
       Net Loans                              171,500,000     147,646,000
Premises and equipment                          8,121,000       7,778,000
Other assets                                    4,950,000       5,113,000

          TOTAL ASSETS                       $256,582,000    $234,892,000

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                     $202,872,000    $193,823,000
Securities sold under
 agreement to repurchase                       15,977,000      16,914,000
Federal funds purchased
 and other short term borrowing                 8,528,000               0
Long-term debt - Note 3 (Includes
 long term FHLB)                                4,183,000          30,000
Notes payable of Employee Stock
 Ownership Plan                                         0               0
Other liabilities                               1,422,000       2,424,000
     Total Liabilities                        232,982,000     213,191,000

Contingent Liabilities - See Note 5

Stockholders' Equity
     Common stock, $1 par value -
        2,000,000 authorized; 712,318
        issued and outstanding at
        September 30, 1994; 706,656
        issued and outstanding at
        December 31, 1993                         712,000       7,067,000
     Surplus                                    8,909,000       2,356,000
     Retained earnings                         14,109,000      12,338,000
     Obligation of Employee Stock
      Ownership Plan                                    0               0
     Net Unrealized Gains(Losses) on
      available for Sale                         (130,000)              0
     Total Common Stock and Retained
      Earnings                                 23,600,000      21,761,000
     Less-Treasury 2 Shares, At Cost
       at September 30, 1994 and 2,024
       at December 31, 1993                             0         (60,000)
          Total Stockholders' Equity           23,600,000      21,701,000
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY              $256,582,000    $234,892,000

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

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)


                                Three Months Ended        Nine Months Ended
                                   September 30             September 30
                                1994         1993         1994        1993


     Interest Income
Interest and fees on loans  $ 4,030,000  $ 3,615,000  $11,208,000  $10,486,000
Interest on investment
  securities:
Taxable                         782,000      857,000    2,263,000    2,789,000
Tax-exempt                      151,000      109,000      453,000      315,000
Other interest income            11,000       13,000       78,000       65,000
Lease financing income            1,000        2,000        3,000        5,000
     Total Interest Income    4,975,000    4,632,000   14,005,000   13,660,000

     Interest Expense
Interest on deposits          1,863,000    1,650,000    5,087,000    4,926,000
Other interest expense          277,000      171,000      646,000      516,000
      Total Interest Expense  2,140,000    1,821,000    5,733,000    5,442,000

Net Interest Income           2,835,000    2,811,000    8,272,000    8,218,000
Provision for loan losses       102,000      119,000      301,000      355,000

Net interest income after
   provision                  2,733,000    2,692,000    7,971,000    7,863,000

     Other Income
Securities gains (losses)             0       22,000            0       35,000
Other income                    501,000      510,000    1,798,000    1,599,000
     Total Other Income         501,000      532,000    1,798,000    1,634,000

Other expenses                2,100,000    2,160,000    6,349,000    6,335,000

Net income before
 income taxes                 1,134,000    1,064,000    3,420,000    3,162,000
Provision for income
 taxes                          377,000      324,000    1,084,000      975,000

Net income                      757,000      740,000    2,336,000    2,187,000

Earnings per share           $     1.07   $     1.06  $      3.30   $     3.12

Weighted average number of
  shares outstanding            707,876      699,902      707,876      699,902

The accompanying notes are an integral part of these financial statements.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                          Nine Months Ended September 30
                                          1994          1993        1992

    Operating Activities

Net cash provided by
  operating activities                 $ 2,370,000  $ 3,274,000  $ 1,812,000

    Investing Activities

Proceeds from maturities of
  securities                            15,544,000   18,035,000   17,400,000
Proceeds from sales of
  investment securities                          0    4,178,000    6,500,000
Purchases of investment securities     (18,251,000) (12,109,000) (22,466,000)
Increase in Loans-Net                  (24,155,000) (15,055,000)  (9,048,000)
Purchases of premises and equipment       (937,000)    (272,000)  (1,035,000)

     Net cash provided
      by investing activities          (27,799,000)  (5,223,000)  (8,649,000)

    Financing Activities
Net increase (decrease) in demand
  and savings accounts                  (2,337,000)  (2,950,000)   2,640,000
Increase (decrease) in time accounts    11,386,000   (1,583,000)  (8,579,000)
Increase (decrease) in long-term debt    4,153,000      (99,000)     (98,000)
Treasury stock transactions                 60,000       (3,000)           0
Proceeds from sale of common stock         198,000      145,000            0
Cash dividends paid                       (565,000)    (524,000)    (442,000)
Cash paid in lieu of fractional shares           0            0            0
Net increase (decrease) in short
  term borrowings                        7,591,000   (1,047,000)   4,687,000

     Net cash provided (used) by
      financing activities              20,486,000   (6,061,000)   1,792,000

Increase (decrease) in cash and cash
  equivalents                           (4,943,000)  (8,010,000)  (8,629,000)

Cash and cash equivalents at
  beginning of year                     13,608,000   17,291,000   22,400,000

Cash and cash equivalents,
  end of year                            8,665,000    9,281,000  $13,771,000


 The accompanying notes are an integral part of these financial statements.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1994

Note 1 - Consolidated Financial Statements

     The consolidated balance sheet as of September 30, 1994, the consolidated statements of income for the nine month periods ended September 30, 1994, 1993 and 1992, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1994 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1993.

Note 2 - Organization

     First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Long-Term Debt

     During the year ended December 31, 1989, First Citizens National Bank placed in service furniture, fixtures, and equipment with a total cost of $520,964 which were acquired through capital leases. These leases became effective at various dates ranging from January, 1989 through October, 1989, and each lease extends for a term of sixty months. The total liability on these leases as originated was $655,232 with less than $1,000 remaining to be paid as of September 30, 1994. Future minimum lease payments according to these leases are as follows:

                 Years Ending

               December 31, 1994               $ 1,000

Less:  amount representing interest            $ 1,000

Present value of net minimum lease payments    $     0

The Long Term Debt is comprised of Federal Home Loan Bank Borrowings. The average life is 9 years and these funds are matched with loans and securities. The FHLB Funds were maturity matched with these assets to produce a positive spread relationship.

Long Term Debt consist of borrowings from the Federal Home Loan Bank, average life of nine (9) years in the amount of $4,183,000. These borrowings are maturity matched with specific assets (loans and securities). Also referenced in footnote 10 Other Borrowings and Debt.

Note 4 - Statement of Cash Flows
                                             September 30,
                                      1994         1993        1992
Actual payments made
  during the periods:
    Income taxes                  $  705,000  $  678,000  $  565,000
    Interest                      $5,835,000  $5,453,000  $7,046,000

Note 5 - Contingent Liabilities

     There are no material pending litigations as of the current reportable date.

Note 6 - Investment Securities

     The differences between book values of investment securities and market values at September 30, 1994 and September 30, 1993, total ($1,297,000) and $1,442,000 respectively. FASB 115 requires banks to classify securities into categories Held to Maturity, Available for Sale, and Trading. First Citizens has $0 in the Trading Account. Available for Sale Securities values are adjusted to market quarterly and adjustments flow to the Capital Section (Net of Tax). Held to Maturity Securities are stated at amortized cost. Available for Sale Securities reflect a $217,000 decrease the first three quarters of 1994 resulting in a net of tax decrease to capital of $130,000. These movements fluctuate with increases or decreases in interest rates.

     FASB 119 effective January 1, 1995 will require banks to identify and closely monitor Derivative products held in investment portfolios and to disclose mark downs in book value that will have a material effect on the balance and income statements. Derivatives listed in the following table comprise $13,902,000 of the First Citizens Investment Portfolio and are classified primarily as Government Backed Investments bearing short maturities. Also listed is a comparison of Book to Market Value reflecting no material difference. There are no future plans to increase the bank's exposure by purchasing additional derivatives.

                              Book      Market

CMO's                         6433       6254
Strip Coupons                  477        458
Step Up Agencies              4992       4763
CMT's                         2000       1889
Total                        13902      13364

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

Note 8 - Deferred Income Taxes

     First Citizens adopted FASB 109 as of January 1, 1993. The September YTD 1994 figures reflected a $56,000 credit to income tax expense. The timing differences mainly consist of reserve for loan loss deductions.

Note 9 - Stock Split

     A 2.5 for 1 stock split was authorized by the Board for shareholders of record as of October 15, 1993, payable November 15, 1993. The outstanding shares and earnings per share for 1993 were adjusted to reflect the 2.5 for 1 stock split.

Note 10 - Other Borrowings and Debt

     The Short Term Borrowings consists of Federal Home Loan Bank and Fed Funds purchased in the amount of $7,550,000. The Long Term Borrowings consist of Federal Home Loan Bank Funds in the amount of $4,183,000. The long term funds are maturity matched with specific assets.

Note 11 - Other Income

     The Jackson Tennessee property was sold for a gain of $297,000 (net of tax effect was $178,000 or $.25 per share).

Note 12 - Par Value

     The par value of Bancshare's Stock was reduced from $10 to $1 during the second quarter. This action resulted in a reclassification of funds, with no material effect to either the balance sheet or income statement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending September 30, 1993. Reference should be made to the Financial Statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares, Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

     Strong earnings were reported for the first nine months of 1994. Net income year-to-date increased approximately $149,000 when comparing 9/30/94 to 9/30/93. Year-to-date Earnings Per Share was $3.30 compared to $3.12. Net income increased $17,000.00 or 2.4% when comparing the three months ended 9/30/94 to 9/30/93. The earnings performance was enhanced by increased loan volume and rising interest rates charged on loans. Total Interest Income was $14,005,000 at quarter end compared to $13,660,000 for the same time period in 1993. A review of Total Interest Expense of $5,733,000 (1994) compared to $5,442,000 (1993) reflects rising rates on deposit accounts. Interest rates are projected to increase an additional one-half of one percent before year end 1994. First Citizens National Bank through its Asset Liability Management program has adequately matched deposit and loan maturities to protect the bank from risk caused by volatile changes in interest rates. Net Interest Income reflects continuous improvements since the first quarter, 1994. During the second quarter of 1994 the sale of a parcel of other real estate was finalized resulting in an after tax gain of $178,000. Other income decreased approximately $31,000 when comparing quarter end 1993 to 1994 due primarily to a $22,000 securities gain recognized in 1993. Weighted average number of shares outstanding changed from 699,902 to 707,876. Shares were issued from previously authorized unissued stock to satisfy the demands of the Dividend Reinvestment and Quarterly Optional Stock Purchase plans.
However, a comparison of year-to-date other income reflects a positive variance of $164,000. Other Expenses only increased $14,000 when comparing year-to-date 1994 to 1993. Fulltime equivalent employees as of 9/30/94 was
149.52 compared to 151 at September 30, 1993 and 153 at September 30, 1992. Procedures are in place to continuously monitor and reduce FTE to be more in line with peer banks.

     Total Assets increased approximately $21,690,000 when comparing 9/30/94 to 12/31/93. The Loan Portfolio excluding Allowance for Loan Losses increased $24,163,000 with the major portion of growth centered in the Agricultural segment. Deposit growth, a reduction in Federal Funds Sold and borrowings from the Federal Home Loan Bank were combined to fund loan and investment activity. The investment portfolio increased approximately $3 million. An aggressive loan demand during the second quarter of 1994 resulted in a decision by management to solicit deposits from sources outside our trade area. This effort increased time deposit totals by $2,700,000. Rates and terms on these deposits were the same as those offered to local customers. The pressure on deposit total is expected to ease as interest rates continue to move upward causing funds to flow into Bank CD's from stocks and mutual funds. Through the asset/liability management process, earning assets and costing liabilities are constantly monitored for unfavorable trends. A conscious effort has been made to control growth in order to remain within desired capital ratios and to maximize the Bank's return on assets and equity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CON'T.

     The bank is well positioned, maintaining over 50% market share, to be competitive with products and services offered by even the largest institution in the servicing area. New products introduced to our customer in 1994 are an OverDraft Line of Credit and Free Checking Account. Both products were designed to attract customers in the 30-45 age group that have expressed a need for these product types. In June, 1994 the bank entered into an agreement with the accounting firm of Reynolds, Bone & Griesbeck to conduct a cost/benefit analysis for the installation of a check/statement imaging product. In October, 1994 additional services were contracted with the firm that included the selection of a Debit Card product and processor and acting as a advisor on the bank's Information System Strategic Planning Team. It is expected that the bank will announce the selection of an imaging product during the fourth quarter of 1994.

     On August 29, 1994, First Citizens submitted a bid for assets and deposits of the Ripley, Tennessee Branch of Union Planters Bank of West Tennessee. Having been advised on September 1, 1994 that the bid had been accepted, efforts to obtain regulatory approval were commenced. Pending this approval, the Ripley Branch of First Citizens National Bank should be in operation by December 31, 1994. This acquisition will increase deposit totals in excess of $8,000,000, providing an excellent source of funding for future loan growth. This purchase will provide a physical presence in the Lauderdale County market, allowing for expansion of our existing customer base in this area.

     The First Citizens Industrial Park Branch is scheduled to open in early November. The decision to expand within the local market through the addition of this branch is reflective of a First Citizens management philosophy which has existed for more than a century. It is a primary objective to enhance shareholder value by providing convenient high quality service to all our customers. We will accomplish this objective in the future as we have in the past with convenient locations, quality financial products and services and a well trained, dedicated staff.

     Multiple changes in the financial services industry continue to offer both opportunity and challenge. Interstatebanking/branching became a reality by legislation passed September 13, 1994. The Act permits full nationwide interstate banking one year from enactment and authorized interstate branching after June 1, 1997. Methods by which Regulators measure bank's compliance with the community Reinvestment Act will be changing in the coming year. First Citizens takes pride in having received an "Outstanding" rating on the most recent CRA examination, and has every intention of maintaining this designation. The Board, Management and Staff are committed to providing products and services which meet the financial needs of all segments of the communities we serve.

     The following table compares year to date non-interest income and expense of First Citizens as of September 30, 1994, 1993 and 1992:

                            Non-Interest Income
                               (in thousands)

                           Sept. 30          Sept. 30           Sept. 30
                            1994  % of Change 1993  % of Change   1992
Service Charges on
 Deposit Accounts          $  334     3%     $  325    (1%)    $  327
Trust Income               $  405    18%     $  342    (8%)    $  318
Other Income               $1,059    10%     $  967     1%     $  960
TOTAL NON-INTEREST INCOME  $1,798    10%     $1,634     2%     $1,605

     Non Interest Income is up by 10% and 2% respectively when comparing 1994 to 1993 and 1992. All categories listed within the table reflect a significant increase with the largest percentage reflected in Trust Income. The Investment Management and Trust Services Division has posted improved income and profits each quarter of 1994. Under new management since April, 1993, a strategic plan has been developed and implemented that provides for business development and sustained growth and profit. Other income has increased 10.31% since 1992 reflecting a continuous effort to focus on fee income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CON'T.


                           Non-Interest Expense

                               (in thousands)

                           Sept. 30          Sept. 30           Sept. 30
                            1994  % of Change 1993  % of Change   1992

Salaries & Employee
 Benefits                  $3,472      3%    $3,363      2%    $3,313
Net Occupancy Expense      $  489      1%    $  486    (57%)   $1,124
Other Operating Expense    $2,388     (4%)   $2,486     11%    $2,245

TOTAL NON-INTEREST EXPENSE $6,349      1%    $6,335     (5%)   $6,682

     A review of Non-Interest Expense reflects that all categories have been well managed. Total non-interest expense increased only 1% when comparing 1994 to 1993 after decreasing 5% when comparing 1993 to 1992. A 57% decrease occurred in Net Occupancy Expense in 1993 due to a change in Data Processing Software and Hardware in September, 1992. The change resulted in a reduction of $226,000, excluding depreciation cost of $59,000. Salaries and benefits have only increased 3% reflecting a continuous effort to increase salaries and benefits at a manageable level while reducing FTE. A comparison of the Full Time Equivalent Ratio is presented within this section.

                                 Deposits

     The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending September 30 for the years indicated:

                          COMPOSITION OF DEPOSITS
                                (in thousands)

                      1994               1993              1992
                Average   Average Average   Average  Average   Average
                Balance    Rate   Balance    Rate    Balance    Rate

Non-Interest
Bearing Demand
Deposits        $ 24,700     -    $ 21,776    -     $ 19,050     -
Savings
Deposits        $ 63,315    2.74% $ 66,939   2.61%  $ 60,760    2.79%

Time Deposits   $116,329    4.97% $103,608   4.69%  $110,473    5.30%

TOTAL DEPOSITS  $204,344    3.68% $192,323   3.43%  $190,283    3.97%

     Total Deposits grew $12 million when comparing September 30, 1994 to September 30, 1993. The increase is due to rising interest rates and an aggressive program implemented to seek deposit funds. During June, 1994 management made a decision to purchase Brokered Deposits at the same rate of interest paid to other depositors for similar investments, to aggressively bid on public funds and to seek deposits from the bank's Trust Division. Increased Time Deposit totals of $12,721,000 is reflective of our customers preference to invest in bank CD's rather than stocks and mutual fund investments when interest rates are comparable for each type. An analysis of prior years presented in the table is reflective of customer response to the low interest rates paid on deposits in 1992 and 1993. Deposit rates have increased and are projected to remain higher in 1994 than previous years thereby enhancing the appeal of the banks investment options.

     Non Interest Bearing Demand Deposits have increased approximately $2.7 million for each year under review. One factor that is not evident when reviewing deposit categories is funds invested in "Sweep Account Funds" totaling $9,980,000. Large balance customers are offered a service which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial and large balance customers (Amounts of $25,000 or more per depositor) the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks when presented for payment. Also not included in total deposits are Fixed Repurchase Agreements totaling $5,797,000. Pricing of deposits products is based on local market conditions and Treasury Bill rates. The average rate paid on deposits in 1994 was 3.68% compared to 3.43% in 1993 and 3.97% in 1992.

     The following tables set forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on September 30, 1994. The total reflects a reduction of $1,835,000 when comparing to September, 1993 totals.

              Maturity Distribution of Time Deposits
       In Amounts of $100,000 Or More As Of September 30, 1994

                        (in thousands)

               Maturity                      Total Amount

           3 months or less                    $ 5,946
           3 through 6 months                  $ 2,996
           6 through 12 months                 $ 4,671
           over 12 months                      $ 5,184

                                   Total       $18,797


     A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on the earning assets and average costs on the interest bearing liabilities. Interest Earning Assets at 9/30/94 total $230,910,000 with an average rate of 8.27% compared to $213,396,000 average rate of 8.37% at 9/30/93 and $205,587,000 average rate of 8.85% at 9/30/92. Interest
Bearing Liabilities totaled $204,500,000 with an average rate of 4.23% at 9/30/94 compared to $191,329,000 average rate of 3.81% and $188,834,000 average rate of 4.33%. Net Yield on Average Earning Assets (Annualized) was 4.56%, 4.96% and 4.88% at 9/30/94, 9/30/93 and 9/30/92 respectively.
During 1993 and the first 6 months of 1994 loan rates reflected a decrease as a result of a declining interest rate environment and a highly competitive local market. Rates paid on deposits decreased more significantly in proportion. Maintaining net interest margins achieved in prior years could prove difficult as interest rate continue to rise in 1994. However, sound asset/liability management guidelines should limit the impact to earnings resulting from increased interest rates.

                                              First Citizens National Bank
                                              Quarter Ending September 30
                                 Monthly Average Balances and Annualized Interest Rates
                                                     (in thousands)
                              1994                      1993                     1992
                    Average          Average  Average           Average Average         Average
                    Balance  Interest  Rate   Balance  Interest  Rate  Balance Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
 Loans (123)
  & Leases         $167,373 $ 3,859   9.22%  $145,567 $ 3,486   9.58%  $138,633 $ 3,454    9.97%

Investment Securities:
 Taxable           $ 49,535 $   764   6.19%  $ 57,106 $   863   6.04%  $ 57,142 $   987    6.91%
Tax Exempt (4)     $ 13,844 $   151   4.36%  $  8,992 $   103   4.58%  $  6,556 $    82    5.01%

Interest Earning
 Deposits          $    133 $     1   3.01%  $    324 $     2   2.47%  $    175 $     2    4.58%

Federal Funds Sold
 & Securities
 Purchased Under
 an Agreement
 to Resell         $     25 $     1   16%    $  1,407 $    11   3.13%  $  3,081 $    24    3.12%

Total Interest
 Earning Assets    $230,910 $ 4,776   8.27%  $213,396 $ 4,465   8.37%  $205,587 $ 4,549    8.85%

NON-INTEREST
 EARNING ASSETS:
Cash and Due From
 Banks             $  8,822 $   -      -     $  8,449 $   -      -     $  7,477 $     -      -

Bank Premises and
 Equipment         $  7,935 $   -      -     $  7,805 $   -      -     $  7,891 $     -      -


Other Assets       $  4,069 $   -      -     $  4,042 $   -      -     $  5,211 $     -      -

Total Assets       $251,736 $   -      -     $233,692 $   -      -     $226,166 $     -      -

                                              First Citizens National Bank
                                              Quarter Ending September 30
                                 Monthly Average Balances and Annualized Interest Rates
                                                     (in thousands)
                              1994                      1993                     1992
                    Average          Average  Average           Average Average         Average
                    Balance  Interest  Rate   Balance  Interest  Rate  Balance Interest  Rate
  LIABILITIES AND
  SHAREHOLDERS'
     EQUITY:
INTEREST BEARING
LIABILITIES:
Savings Deposits   $ 63,315  $  434   2.74%  $ 66,939  $  436   2.61%  $ 60,760  $   424  2.79%

Time Deposits      $116,329  $1,446   4.97%  $103,608  $1,214   4.69%  $110,473  $ 1,463  5.30%

Federal Funds
 Purchased and
 Other Interest
 Bearing
 Liabilities       $ 24,856  $  263   4.23%  $ 20,782  $  171   3.29%  $ 17,601  $   155  3.52%

  Total Interest
   Bearing
   Liabilities     $204,500  $2,143   4.19%  $191,329  $1,821   3.81%  $188,834  $ 2,042  4.33%

 NON-INTEREST
   BEARING
 LIABILITIES:

 Demand Deposits   $ 24,700  $   -      -    $ 21,776  $   -      -    $ 19,050  $   -      -

 Other Liabilities $  1,696  $   -      -    $  1,817  $   -      -    $  1,817  $   -      -

 Total Liabilities $230,896  $   -      -    $214,922  $   -      -    $209,701  $   -      -

 SHAREHOLDERS'
   EQUITY          $ 20,840  $   -      -    $ 18,770  $   -      -    $ 16,465  $   -      -

 TOTAL LIABILITIES
  AND SHAREHOLDERS'
    EQUITY         $251,736  $   -      -    $233,692  $   -      -    $226,166  $   -      -

NET INTEREST
    INCOME         $      -  $ 2,633    -    $   -     $2,644     -    $    -    $ 2,507    -

NET YIELD ON
 AVERAGE EARNING
 ASSETS            $      -  $   -    4.56%  $   -         -    4.96%__$    -    $   -   4.88%
(ANNUALIZED)

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)  Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are not presented on a taxable equivalent basis.
(5) The yield on Federal Funds Sold is distorted due to rounding of interest income.

                           COMPOSITION OF LOANS

     Improved earnings for the quarter just ended resulted from several factors, one of which was the ability to increase loan portfolio totals in excess of $22 million from 1993 to 1994. All categories with exception of Other Loans listed in the following table reflect substantial growth when comparing to prior years. Real Estate Loans - Mortgage and Commercial, Financial and Agricultural Loans growth totaled approximately $10 million for each category. Low interest rates prompted customer refinancing of existing mortgages, as well as new home purchases adding significantly to the mortgage loan portfolio. In addition, commercial customers secured outstanding debt with real estate to take advantage of the lower rates and to provide longer repayment terms. Loans for Agricultural production purposes are fully funded by June 30 of each year resulting in seasonal growth in the Agricultural category. Loan growth in 1993 and 1994 has been well above budget projections. Rising interest rates are projected to result in a slow down in new loan volume.

     The average yield on loans of First Citizens National Bank for the third quarter of the years indicated is as follows:

              1994 -  9.22%
              1993 -  9.58%
              1992 -  9.97%
              1991 - 11.42%
              1990 - 12.67%

     The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $20,225,000 as of 9/30/94.

     The following table sets forth loan totals net of unearned income by category for the past five years:

                                       September 30 (in thousands)
                              1994       1993      1992      1991      1990
Real Estate Loans:
 Construction               $ 9,748    $ 7,642    $ 4,603  $ 4,966  $ 5,282
 Mortgage                   $94,501    $84,540    $82,035  $79,364  $72,061

Commercial, Financial
 and Agricultural Loans     $47,382    $37,339    $36,974  $39,793  $35,151

Installment Loans to
 Individuals                $17,868    $15,545    $15,425  $16,712  $17,244

Other Loans                 $ 3,986    $ 5,642    $ 2,663  $ 2,548  $ 3,029

TOTAL LOANS                $173,485   $150,708   $141,700 $143,383 $132,767


       Loan Maturities and Sensitivity to Changes in Interest Rates

     Managing interest rate risk is a primary objective of asset-liability management. One tool utilized by First Citizens to ensure market rate return is variable rate loans. Loans totaling $75,788,000 (43.68% of total portfolio) are subject to repricing within one year or carry a variable interest rate. This total is up $11,000,000 from September 30, 1993. Loan maturities in the one to five year category increased approximately $4,000,000 since 9/30/93 due to customer demand to lock in a fixed rate for a longer period. While growth in the portfolio is an objective, our first priority is ensuring credit quality. Management considers the portfolio composition to be diversified with no concentrations in any one industry.

                                         Due after
                          Due in one     one year but         Due after
                          year or less   within five years    five years
                                         (in thousands)

Real Estate                 $14,359         $ 71,808           $18,082
Commercial, Financial
 and Agricultural           $14,902         $ 27,964           $ 4,516
All Other Loans             $ 3,051         $ 16,633           $ 2,170
TOTAL                       $32,312         $116,405           $24,768

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $97,697
Interest Rates are Floating or Adjustable             $43,476

                           NON-PERFORMING ASSETS

    Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the nine months ending 9/30/94 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $75,000. Interest income on loans reported as ninety days past due and on interest accrual status was $14,000 for third quarter 1994. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". Restructured loans at September 30, 1994 is zero. Loan Officers are required to develop a "Plan of Action" for each problem loan within their portfolio. Adherence to each established plan is monitored by Loan Administration and re-evaluated at regular intervals for effectiveness.

     When analyzing non-performing loans for 1994 compared to 1993, a 50% decrease is reflected for the periods under comparison. Non-performing loans reflected the highest balance in 1991 of $3,277,000. The balance was not a reflection of overall deterioration in the loan portfolio, but in one credit placed on non-accrual status during the third quarter, 1990. That credit remains on non-accrual status and is reflected in totals as of 9/30/94 net of write downs. Management has made every effort to strengthen controls that reduce risk and limit loan losses within the portfolio.
These efforts are reflected in the decreased non-performing loan totals as of 9/30/94. Non-performing loans totals are .56% of Total Loan Portfolio compared to peer group banks of .67%.

     Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss. Loans that represent a potential material loss to First Citizens are adequately reserved for in the provision for loan losses.

     The following table sets forth the balance of non-accrual loans as of September 30, for the years indicated:

                           Non Performing Loans
                               September 30
                              (in thousands)

                                        90 Days Past Due
    Year     Non-Accrual              Accruing Interest     Total

   9/30/94      $  816                    $  150           $  966
   9/30/93      $1,399                    $  545           $1,944
   9/30/92      $1,845                    $  566           $2,411
   9/30/91      $2,255                    $1,022           $3,277
   9/30/90      $  464                    $  848           $1,312

     The portfolio contains no loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower as of September 30 for the years under comparison.

                          Loan Loss Experience and
                          Reserves for Loan Losses

     During the quarter just ended activity to the Reserve account consisted of (1) Loans charged off $44,000, (2) Recovery of loans previously charged off $48,000, and (3) Additions to reserve $102,000. Charged off loan totals as a percentage of total loans reflect a decrease when comparing to previous years. This is evidence of fewer problem loans within the portfolio. Efforts continue to ensure sound underwriting principals and thereby reduce the potential for future loan losses. Charge off projections for 1994 are $200,000 or .12% of total loans. The Reserve balance at quarter-end 1994 decreased slightly from quarter-end balance in 1993. The decrease is justified based on improved quality of the portfolio. A quarterly analysis of the adequacy of the reserve indicates the need for a lesser amount despite growth in excess of 14%. An increase in the balance in 1991 reflected increased problem assets.

     An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, May, August, and November) and reports are presented to the board at its monthly meeting. The primary purpose of the analysis is to assure that the existing allowance is adequate for future losses.

     A review of the loan portfolio to identify risks will cover a minimum of 70% of the gross portfolio, less installment loans, on an annual basis. In addition, any single note or series of notes directly or indirectly related to one borrower which equals 25% of the bank's legal lending limit will be included in the review automatically.

     For analysis purposes, the loan portfolio is separated into four classifications:

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

     Examples of factors taken into consideration during the review are:
Industry or geographic economic problems, sale of business, change of or disagreement among management, unusual growth or expansion of the business, past due status of either principal or interest for 90 days, placed on non-accrual or renegotiated status, declining financial condition, adverse change in personal life, frequent overdrafts, lack of cooperation by borrower, decline in marketability or market value of collateral, insufficient cash flow, and inadequate collateral values.

     Since all future losses cannot be identified with complete accuracy, in addition to the specific allocation to individual loans, a minimum of 70% of the allowance for Loan and Lease Loss Reserve must be allocated to general risk (unallocated).

     Management estimates of approximate charge-offs for period ending
12/31/94:
Domestic                                            Amount (in thousands)
  Commercial, Financial & Agricultural                     $ 50
  Real Estate-Construction                                    0
  Real Estate- Mortgage                                      30
  Installment Loans to individuals & credit cards           120
  Lease financing                                             0
Foreign                                                     N/A
             01/01/94 through 12/31/94   Total             $200

      The book value of repossessed real property held by Bancshares was $788,000 and $2,123,000 at 9/30/94 and 9/30/93 respectively. The balance was significantly reduced as a result of the sale of property in December, 1993 valued at $1,055,000. The only property held on the books of Bancshares is a strip shopping center valued at $685,000. The remaining balance held in repossessed real property represents other real estate held by First Citizens National Bank with exception to property purchased for expansion of the branch located on Highway 51 Bypass valued at $151,000. Other Real Estate Owned by the Bank has reduced significantly as a result of intensified efforts in this area.

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

                             First Citizens National Bank

                   Loan Loss Experience and Reserve for Loan Losses
                               Quarter ending September 30
                                    (in thousands)

                             1994      1993      1992     1991     1990
Average Net Loans
Outstanding Net of ICNE   $167,373  $145,567  $138,633  $139,560  $129,546

Balance of Reserve
for Loan Losses
at Beginning of
Period                    $  1,879  $  1,920  $  1,757  $  2,053  $  1,570

Loan Charge-Offs          $    (44) $    (56) $   (112) $   (121) $    (72)

Recovery of Loans
Previously Charged Off    $     48  $     67  $    138  $     30  $     21

Net Loans Charged Off     $      4  $     11  $     26  $    (91) $    (51)

Additions to Reserve
Charged to Operating
Expense                   $    102  $    119  $    104  $    158  $    219

Balance at End of
Period                    $  1,985  $  2,050  $  1,887  $  2,120  $  1,738

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding                  .002%     .008%    (.19%)    (.07%)    (.04%)

      The following table will identify charge-offs by category for the period ending 9/30/94 and 9/30/93.

Charge-Offs:                                  1994       1993
Domestic
  Commercial, Financial and Agricultural      $ 15       $  0
  Real Estate - Construction                     0          0
  Real Estate - Mortgage                         1         20
  Installment Loans to Individuals              23         30
  Lease Financing                                0          0
  Credit Cards                                   5          6
    Total                                     $(44)      $(56)

Recoveries:
Domestic:
  Commercial, Financial and Agricultural      $  4      $ 41
  Real Estate - Construction                     0         0
  Real Estate - Mortgage                         3         3
  Installment Loans to Individuals              35        20
  Lease Financing                                0         0
  Credit Cards                                   6         3
    Total                                       48        67
     Net                                      $  4      $ 11

                           Investment Securities

    The book value of listed investment securities as of the dates indicated are summarized as follows:

                   Composition of Investment Securities

                               September 30
                              (in thousands)

                       1994       1993       1992      1991      1990
U. S. Treasury &
 Government Agencies $43,457    $47,317    $45,805   $43,162   $45,048
State & Political
  Subdivisions       $12,644    $11,259    $ 7,523   $ 4,871   $ 7,652
All Others           $ 7,245    $ 5,459    $ 4,241   $ 4,852   $ 5,391

            TOTALS   $63,346    $64,035    $57,569   $52,885   $58,091


     The Investment Portfolio serves a primary role in the overall context of balance sheet management. It provides a stable, long-term income stream and is managed in such a way as to enhance the company's asset/liability management program. Investment Securities serve as collateral for government and other public fund deposits. Securities contained within the portfolio consist primarily of U.S. Treasury, and other U. S. Government Agency securities and tax exempt obligations of states and political subdivisions. All other investments contained therein comprise approximately $12,644 (11.43%) of the portfolio. Sound Asset/liability management requires management to continuously monitor the need for tax free investments as well as set guidelines for the term of investment maturities. Tax Free Investments make up $12,644,000 (18.99%) of the investment portfolio. This total has increased over 66% since 1992 as a conscious effort to reduce the bank's tax liability. In light of current rising interest rates, caution will be used when purchasing investments with maturities longer than 7 years.

     Investments for the first half of 1994 were curtailed by strong loan demand and the implementation of the Financial Accounting Standard No. 115 which addresses Accounting for Certain Investments in Debt and Equity Securities. FASB 115 requires that banks maintain separate investment portfolios for Held-To-Maturity, Available-For-Sale, and Trading Account investments. As of 9/30/94 approximately 33% of total investments were booked in the Available-For-Sale portfolio. The remaining 67% was placed in the Held-To-Maturity category. FASB 115 also requires banks to mark to market the Available for Sale and Trading account investments at the end of each calendar quarter. Held-To-Maturity investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a negative after tax impact on the capital account of the consolidated balance sheet at 9/30/94 of $130,000.

     During the quarter just ended additions made to the portfolio included $1,500,000 in U. S. Treasury Notes, and $1,000,000 in FNMA (Mortgage-backed securities). A review of activity for this period reflects neither sales nor transfers between categories of the investment portfolio. The Trading Account as reflected on the consolidated balance sheet maintained an average balance of zero for the quarter. Securities contained in the Trading Account consist of U. S. Treasury Bills which were purchased in the second quarter by the bank's subsidiary Financial Plus, Inc.

     As of September 30, 1994, the securities portfolio held $13,902,000 in "Derivative" products which consisted of $6,433,000 CMO's (Collateralized Mortgagee Obligations), $4,992,000 Step-Up Bonds, $2,000,000 in CMT (Constant Maturity Treasury) Bonds, and $477,000 in strip coupons. "Derivatives" are non-traditional securities that derive value from the price action of other assets. Total investment in Derivative products constitutes 22% of the investment portfolio. Derivative products contained in the Bank's Investment Portfolio are Government Backed securities bearing short maturities. These investments do not represent a high level of concentration or an abnormal amount of market risk to the overall portfolio.

      Maturities in the Investment Portfolio are made up of 14.79% within one year and 62.36% after one year and within five years. Policy provides for 20% maturities on an annual basis. Management has made a conscious effort to shorten maturities based on the current interest rate environment and mark to market rules effective January 1, 1994. As of January 1, 1994, the portfolio was structured to insure that future sales of securities prior to maturity would be accomplished from either the Trading or Held for Sale accounts. Should management or the Board determine that a new investment strategy is warranted by then current economic conditions, policy will be reviewed and changes considered, keeping in mind the
limitations of FASB 115.   In the past, securities have been sold from the
investment portfolio prior to maturity only when it was evident that the sale was in the best interest of the bank.

     The portfolio currently contains the following unrealized gains and unrealized losses in each investment category:

                           Investment Securities
                         Unrealized Gains/(Losses)
                            September 30, 1994

                                   Unrealized     Unrealized     Net
                                     Gains          Losses   Gains/Losses
U.S. Treasury Securities               1            120        (119)
Obligations of U.S. Government
 Agencies and Corp                    14            885        (871)
Obligations of States and
 Political Subdivisions               13            265        (252)
Other Securities                      19             74         (55)
   Totals                             47          1,344      (1,297)


     Yields on Investment Securities decreased the twelve month period ending 9/30/94 from 5.84% to 5.78%. This is reflective of the overall interest rate market. Also reflected in the following table is the results of efforts to shorten maturities within the portfolio:

    Maturing and Portfolio Percentages on Securities September 30, 1994
                              (in thousands)

                             After One Year   After Five Years        After
           Within One Year  Within Five Years  Within Ten Years     Ten Years
           Amount     %       Amount     %      Amount      %    Amount     %

9/30/94   $ 9,368   14.79%   $39,502  62.36%     $12,876  20.33% $ 1,600   2.52%

9/30/93   $13,182   20.59%   $35,432  80.72%     $ 6,693  11.67% $ 8,728  10.35%

9/30/92   $17,230   29.93%   $37,131  64.50%     $ 2,717   4.72% $   491    .85%

9/30/91   $18,784   35.52%   $25,456  48.13%     $ 5,322  10.06% $ 3,323   6.29%




                       Maturity and Yield on Securities September 30, 1994
                                     (in thousands)

                                          Maturing
                                       After One Year     After Five Years      After
                    Within One Year   Within Five Years   Within Ten Years    Ten Years
                    Amount    Yield   Amount      Yield   Amount     Yield   Amount Yield
U.S. Treasury and
Government Agencies $ 5,403   6.08%   $29,682     6.01%  $ 7,372    5.60%  $ 1,000   5.62%

State and Political
Subdivisions*       $ 1,365   6.06%   $ 7,520     6.95%  $ 3,759    6.73%  $     -      -

All Others          $ 2,600   6.84%   $ 2,300     6.08%  $ 1,745    5.50%  $   600   9.14%

TOTALS              $ 9,368   6.30%   $39,502     6.19%  $12,876    5.92%  $ 1,600   6.93%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

                                            Investment Securities

                                  Held to Maturity      Available for Sale
                                              September 30, 1994
                                              (in thousands)
                                  Amortized      Fair   Amortized    Fair
                                    Cost        Value     Cost       Value

   U.S. Treasury Securities        $ 5,056     $ 4,937   $ 6,564   $ 6,446
   U.S. Government agency
   and corporation obligations
   (exclude mortgage-backed
   securities):
      Issued by U.S. Government
      agencies (2)                       1           1         0         0
      Issued by U.S. Government-
      sponsored agencies (3)        19,070      18,431     2,500     2,508
   Securities issued by states
   and political subdivisions
   in the U.S.:
      General obligations            9,117       8,888     3,004     3,005
      Revenue obligations            1,130       1,055       124       141
      Industrial development and
      similar obligations                0           0         0         0
   Mortgage-backed securities (MBS):
      Pass-through securities:
          Guaranteed by GNMA           647         649     1,217     1,173
          Issued by FNMA and FHLMC   1,465       1,451         0         0
          Privately-issued               0           0         0         0

     <PAGE 21>

      CMOs and REMICs:
          Issued by FNMA and FHLMC   5,064       4,868       822       769
          Privately-issued and
          collateralized by MBS
          issued or guaranteed by
          FNMA, FHLMC, or GNMA         900         909         0         0
          All other privately-issued     0           0         0         0
   Other debt securities:
      Other domestic debt securities 2,290       2,268     1,051     1,061
      Foreign debt securities            0           0         0         0
   Equity securities:
      Investments in mutual funds        0           0         0         0
      Other equity securities with
      readily determinable fair
      values                             0           0     2,066     2,048
      All other equity securities (1)    0           0         0         0
       Total                        44,740      43,457    17,348    17,151

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

                        Return on Equity and Assets

     An analysis of Percentage of Net Income to Average Total Assets reflects sustained improved earnings when comparing 1990 through 1994 listed in the table. Return on Assets as of September 30, 1994 was .95% compared to .93%, .65%, .63% and .68% for the previous four years respectively. Improved earnings are reflective of an ongoing effort to control expenses and maximize earnings to achieve earnings comparable to peer group banks. The Company's Strategic Plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing quality customer service. The bank's budget based incentive plan also requires a 1.15% ROA at 12/31/94 if managers and employees are to realize maximum benefits. Budget projections for Return on Assets at 12/31/94 is a minimum of one percent.

     A 10 percent stock dividend declared on October 31, 1992 was payable to shareholders of record December 15, 1992, thereby increasing outstanding shares. Earning per share were adjusted accordingly. During the third quarter, 1993, a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The number of shares outstanding increased proportionately with no effect to capital.

     The percentage of Dividends declared per common share to net income per common share was .78 compared to .74 for the same period in the prior year. Dividends at 9/30/93 were restated to reflect the stock split.

     An amendment to the Company's Charter by the shareholders in April, 1994 approved an increase in the number of shares authorized from 750,000 to 2,000,000.

     The table below presents operating ratios for First Citizens
Bancshares, Inc. for the quarter ending September 30th (not annualized):

                                      1994    1993    1992    1991    1990
Percentage of Net Income to:
Average Total Assets                  .95%    .93%    .65%    .63%    .68%
Average Shareholders Equity         10.29%  10.78%   7.92%   8.17%   9.54%

Percentage of Dividends Declared
Per Common Share to Net Income
Per Common Share                    24.19%  23.96%  30.21%  30.51%  19.92%

Percentage of Average Shareholders'
*Equity to Average Total Assets      9.98%   9.40%   8.91%   8.61%   7.78%

*Includes Average Reserve for Loan Loss Account

                  LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risk. The liquidity ratio which is determined by a comparison of net liquid assets to net liabilities remains around 10%. The average Loan to Deposit ratio for the second quarter was 84% excluding Repurchase Agreements totaling $15,977 and $2.2 million in loan maturities matched with Federal Home Loan Bank Funds. The low interest rate environment placed pressure on our customers to seek investment options such as annuities, mutual funds and stocks while encouraging loan customers to refinance, make purchases and expand their business thereby having an impact on the banks liquidity and loan to deposit ratios. Interest rate increases during 1994 appear to be reversing this trend, as consumers take advantage of higher rates offered on bank CD's. Deposits of $100,000 and over were more volatile and interest sensitive than the smaller deposits that make up the major portion of the bank's deposit base. Another factor which must be considered in the current interest rate situation is the inclination of customers to lock in loan rates for longer periods of time. However, the stability of our deposit base, sound asset/liability management, a strong capital base and quality assets assure us of adequate liquidity. Other sources that are available to meet liquidity needs are (1) Loans in excess of $32,312,000 and Investment Securities totaling $19,368,000 maturing within one year (2) Lines of Credit with correspondent banks totaling $7.5 Million and (3) Membership with the Federal Home Loan Bank, thereby opening up an additional liquidity source totaling $11.5 Million.

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

      The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset-Liability Management Policy provides that the cumulative gap as a percent of assets shall not exceed 10% for categories up to 12 months and one to two year categories and 20% for categories in excess of two years. As evidenced by the following table, our current position is significantly below this level, with annual income exposure determined to be $80,000 to $90,000.

                                               CONDENSED GAP REPORT
                                               --------------------
                                                 CURRENT BALANCES
                                               --------------------
                                                  (in thousands)

                                      DAILY      0-1     1-2     2-3     3-6    6-12   1-2     2+
                               TOTAL FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS YEARS  YEARS

- --------------------------------------------------------------------------------------------------
CASH AND DUE FROM
CURRENCY AND COIN         1,774       -       -       -       -       -       -       -   1,774
DUE FROM BANKS            2,498       -       -       -       -       -       -       -   2,498
CASH ITEMS                3,922       -       -       -       -       -       -       -   3,922
MONEY MARKET                133     133       -       -       -       -       -

TOTAL CASH & DUE FROM     8,327     133       -       -       -       -       -       -   8,194


INVESTMENTS
INVESTMENTS              61,891   9,013       -   4,623       -   2,848       -  32,006  13,401

TOTAL INVESTMENTS        61,891   9,013       -   4,623       -   2,848       -  32,006  13,401

LOANS
COMMERCIAL FIXED         21,860       -   4,224     572   1,227   2,060   2,763   1,728   9,286
COMMERCIAL VARIABLE      23,818  23,818       -       -       -       -       -       -       -
REAL ESTATE VARIABLE     20,137  20,137       -       -       -       -       -       -       -
REAL ESTATE FIXED        79,276       -   2,931     516   1,002   4,614   3,121   5,664  61,428
HOME EQUITY LOANS         4,644   4,644       -       -       -       -       -       -       -
SEC MORTGAGE                192       -     192       -       -       -       -       -       -
INSTALLMENT LOANS        17,838       -     235     258     269     653   1,390   3,636  11,397
INSTALLMENT VARIABLE         30      30       -       -       -       -       -       -       -
FLOOR PLAN                  888     888       -       -       -       -       -       -       -
CREDIT CARDS              1,572       -       -     786       -       -     786       -       -
OVERDRAFTS                  244       -     244       -       -       -       -       -       -
NON-ACCRUAL LOANS           816       -       -       -       -       -       -       -     816
FHLB LOANS                2,170       -       -       -       -       -       -       -   2,170
TOTAL LOANS             173,485  49,517   7,826   2,132   2,498   7,327   8,060  11,028  85,097
LOAN LOSS RESERVE         1,985       -       -       -       -       -       -       -   1,985

NET LOANS               171,500  49,517   7,826   2,132   2,498   7,327   8,060  11,028  83,112


FED FUNDS SOLD                -       -       -       -       -       -       -       -       -

TOTAL EARNING ASSETS    233,391  58,530   7,826   6,755   2,498   10,175  8,060  43,034  96,513


OTHER ASSETS
BUILDING, F&F AND LAND    7,970       -       -       -       -       -       -       -   7,970
OTHER REAL ESTATE           130       -       -       -       -       -       -       -     130
OTHER ASSETS              4,049       -       -       -       -       -       -       -   4,049

TOTAL OTHER ASSETS       12,149       -       -       -       -       -       -       -  12,149


TOTAL ASSETS            253,867  58,663   7,826   6,755   2,498  10,175    8,060 43,034 116,856

DEMAND DEPOSITS
BANKS                        39       -       -       -       -       -        -      -      39
DEMAND DEPOSITS          23,464       -       -       -       -       -        -      -  23,464

TOTAL DEMAND             23,503       -       -       -       -       -        -      -  23,503

                                                        CONDENSED GAP REPORT
                                                        --------------------
                                                          CURRENT BALANCES
                                                        --------------------
                                                           (in thousands)

                                   DAILY     0-1     1-2    2-3     3-6     6-12    1-2     2+
                          TOTAL  FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS  YEARS YEARS
- ----------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS          18,365       -       -       -       -       -       -       -  18,365
NOW ACCOUNT              25,072       -       -       -       -       -       -       -  25,072
IMF-MMDA                 12,801       -       -       -       -       -       -       -  12,801
HIGH YIELD ACCOUNT        2,525       -       -       -       -       -       -       -   2,525
GENERATIONS GOLD          4,282       -       -       -       -       -       -       -   4,282

TOTAL SAVINGS            63,045       -       -       -       -       -       -       -  63,045

TIME DEPOSITS
FLEX-CD                  80,474       -   5,915   5,404   4,223  13,536  20,910  13,972  16,514
LARGE CD-FLEX            18,797       -   2,100     773   3,073   2,996   4,671   1,650   3,534
IRA-FLOATING                239     239       -       -       -       -       -       -       -
IRA-FIXED                16,517       -     493     215     248   1,099   2,690   3,597   8,175
CHRISTMAS CLUB              349       -       -     349       -       -       -       -       -

TOTAL TIME              116,376     239   8,508   6,741   7,544  17,631  28,271  19,219  28,223

TOTAL DEPOSITS          202,924     239   8,508   6,741   7,544  17,631  28,271  19,219 114,771


SHORT TERM BORROWINGS
FED FUNDS PURCHASED       2,950   2,950       -       -       -       -       -       -       -
TT&L                        978     978       -       -       -       -       -       -       -
SECURITIES SOLD-SWEEP     9,980   9,980       -       -       -       -       -       -       -
SECURITIES SOLD-FIXED     5,997       -     595   1,759     103   1,951   1,589       -       -
FHLB-SHORT TERM           4,600   4,600       -       -       -       -       -       -       -
FHLB-LIBOR INVESTMENT     1,925       -       -       -   1,925       -       -       -       -
FHLB-LONG TERM            2,258       -       -       -       -       -       -       -   2,258

TOTAL SHORT TERM BORR.   28,688  18,508     595   1,759   2,028   1,951   1,589       -   2,258

OTHER LIABILITIES
OTHER LIABILITIES         1,284       -       -       -       -       -       -       -   1,284

TOTAL OTHER LIAB.         1,284       -       -       -       -       -       -       -   1,284

TOTAL LIABILITIES       232,896  18,747   9,103   8,500   9,572  19,582  29,860  19,219 118,313

CAPITAL
COMMON STOCK              2,000       -       -       -       -       -       -       -   2,000
SURPLUS                   4,000       -       -       -       -       -       -       -   4,000
UNREALIZED GAIN (LOSSES)   -118       -       -       -       -       -       -       -    -118
UNDIVIDED PROFITS        15,089       -       -       -       -       -       -       -  15,089

TOTAL CAPITAL            20,971       -       -       -       -       -       -       -  20,971


TOTAL LIAB. & CAPITAL   253,867  18,747   9,103   8,500   9,572  19,582  29,860  19,219 139,284

GAP (SPREAD)                  -  39,916  -1,277  -1,745  -7,074  -9,407  21,800  23,815  22,428
GAP % TOTAL ASSETS            -   15.72   -0.50   -0.69   -2.79   -3.71    8.59    9.38   -8.83
CUMULATIVE GAP                -  39,916  38,639  36,894  29,820  20,413   1,387  22,428       -
CUMM. GAP % TOTAL ASSETS      -   15.72   15.22   14.53   11.75    8.04    0.55    8.83       -
SENSITIVITY RATIO             -    3.13    2.39    2.01    1.65    1.31    0.99    1.20    1.00


                             Capital Resources

     Total shareholders' equity (including Loan Loss Reserve) of First Citizens Bancshares as of September 30, 1994, was $23,600,000. Total capital (including Reserve for Loan Losses) as a percentage of total assets for the quarter ending September 30 is presented in the following table for the years indicated:

                 1994     1993     1992     1991     1990
                 9.97%    9.01%    9.13%    8.72%    8.44%

     Increasing the capital base of First Citizens is a vital part of strategic planning. Although the present capital to asset ratio remains in excess of the level required by Regulators for banks our size, management is aware of the importance of strengthening this base.

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

     Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The Tier I Capital ratio as of September 30, 1994 was 12.43%. Total Risk Based Capital as of 9/30/94 was 13.48%. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

                               Common Stock

     A stock Repurchase program has been approved by the Board of Directors effective the fourth quarter of 1994. The purpose of this action is to acquire shares to service the Dividend Reinvestment and Optional Stock Purchase Programs. Under the terms of the program, the Company will repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come, first served basis.

                           Effects of Inflation

     Inflation has a significant impact on the growth of total assets in the banking industry, resulting in a need to increase equity capital in order to maintain an appropriate equity to asset ratio.

     Operating expenses are directly affected by increases in salaries and employee benefits, supplies, legal, audit and professional fees, utilities, advertising and insurance. Now that interest rates have been deregulated, inflation is the major key to the cost of acquiring and retaining deposits.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 9/30/94.

                                SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First Citizens Bancshares, Inc.
                                              (Registrant)



Date: November 10, 1994                /s/Stallings Lipford
                                       Stallings Lipford, Chairman, CEO


Date: November 10, 1994                /s/Jeff Agee
                                       Jeff Agee, Vice President &
                                       Chief Financial Officer
                                       First Citizens National Bank
                                       (Principal Subsidiary)