Form 10-K
period 1994-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1995-03-06
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year ended December 31, 1994 Commission File Number 0-11709

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

     The aggregate market value of voting stock held by nonaffiliates of the registrant at December 31, 1994 was $27,163,198.

     Of the registrant's only class of common stock ($1.00 par value) there were 714,821 shares outstanding as of December 31, 1994.

                       DOCUMENTS INCORPORATED BY REFERENCE

                               Portions of the
                 Proxy Statement dated March 18, 1995 (Part III)
                         Filed by Electronic Submission

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

     The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:
                                                December 31
                                              (in thousands)
                                  1994             1993             1992
Total Assets                    $256,685         $234,892         $239,897
Total Deposits                   209,481          193,823          193,459
Total Net Loans                  166,727          147,646          133,957
Total Equity Capital              23,879           21,700           19,309

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

                        12/31/94           12/31/93           12/31/92
                      FCNB  PEER GRP     FCNB  PEER GRP     FCNB  PEER GRP

Average Assets/
Net Interest Income   4.34%   4.41%      4.46%   4.46%      4.51%   4.45%

Average Assets/
Net Operating Income  1.15%   1.28%      1.16%   1.30%       .91%   1.29%

Net loan losses/
Average total loans   -.01%    .09%       .30%    .18%       .47%    .25%

Primary Capital/
Average Assets        8.37%    9.05%     8.32%   8.72%      7.29%   8.48%

Cash Dividends/
Net Income           24.29%   33.32%    20.20%  38.83%     32.73%  30.49%


*Performance as of 12/31/94 is compared to peer group totals as of 09/30/94
 (Most recent UBPR available)

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

     First Citizens National Bank through its strategic planning process has stated its intention to acquire other financial institutions within the West Tennessee Area. The Bank's objective in acquiring other banking institutions would be for asset growth and diversification into other market areas. Acquisitions would afford the bank increased economies of scale within the data processing function and better utilization of human resources. Any acquisition approved by the Board of Bancshares, Inc. would provide a profitable investment for shareholders. On September 1, 1994 a bid from First Citizens National Bank was accepted to purchase the Ripley Branch of Merchants State Bank, Humboldt, Tennessee, a subsidiary of Union Planters National Bank. The purchase of the branch located in Ripley, Tennessee resulted in a deposit increase of approximately $8 Million. On January 16, 1995 the Ripley Branch was successfully converted to the books of First Citizens National Bank.

     On September 29, 1994, President Clinton signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994. The Act provides for nationwide interstate Banking and branching within certain limitations. A more detailed description of the act is discussed within the section entitled "Usury, Recent Legislation and Economic Environment."

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information relates to the principal executive officers of Bancshares and its principal subsidiary, First Citizens
National Bank as of December 31, 1994.

Name                      Age     Position and Office

Stallings Lipford         64     Chairman of the Board and CEO of
                                 First Citizens and Bancshares.
                                 Mr. Lipford joined First Citizens
                                 in 1950.  He became a member of the
                                 Board of Directors in 1960 and
                                 President in 1970.  He was made
                                 Vice Chairman of the Board in 1982.
                                 He served as Vice Chairman of the
                                 Board of Bancshares from September,
                                 1983 to February, 1984.  The Board
                                 elected Mr. Lipford Chairman of
                                 both First Citizens and Bancshares
                                 on February 14, 1984.  He served as
                                 President of First Citizens and
                                 Bancshares from 1983 to 1992.

Katie Winchester        54       President of First Citizens and
                                 Bancshares; employed by First
                                 Citizens National Bank in 1961;
                                 served as Executive Vice President
                                 and Secretary of the Board from 1986
                                 to 1992.  She was made President of
                                 Bancshares and First Citizens in 1992.
                                 Ms. Winchester was elected to the
                                 Board of both First Citizens and
                                 Bancshares in 1990.

H. Hughes Clardy        52       Vice President of First Citizens
                                 Bancshares, Inc.;  Senior Vice
                                 President and Senior Trust Officer
                                 of First Citizens National Bank.
                                 Employed by First Citizens National
                                 Bank in 1993.  Mr. Clardy was
                                 employed as Vice President and
                                 Senior Trust Officer at Crestar
                                 Bank from January, 1987 to January,
                                 1991 and as a Vice President of
                                 Dominion Trust Company of Tennessee
                                 from 1991 to 1993.

Ralph Henson            53       Vice President of First Citizens
                                 Bancshares, Inc.; Executive Vice
                                 President of Loan Administration
                                 of First Citizens National Bank.
                                 Employed by First Citizens National
                                 Bank in 1964.  Mr. Henson served
                                 the Bank as Senior Vice President
                                 and Senior Lending Officer until
                                 his appointment as Executive Vice
                                 President of Loan Administration in
                                 February, 1993.

Jeffrey Agee             34      Vice President and Chief Financial
                                 Officer of Bancshares, Inc. and
                                 First Citizens as of April, 1994.
                                 Employed by First Citizens National
                                 Bank in 1982.  Served the bank
                                 previous to April, 1994 as Vice
                                 President and Accounting Officer.

Barry Ladd               54     Senior Vice President and Senior
                                Lending Officer of First Citizens
                                National Bank as of  4/20/94.
                                Employed by the Bank in 1972.  Mr.
                                Ladd served First Citizens as Vice
                                President and Lending Officer
                                previous to his appointment as
                                Senior Vice President.

Bennett Ragan, Jr.       46     Senior Vice President and Senior
                                Lending Officer of First Citizens
                                National Bank as of 4/20/94.
                                Employed by the Bank in 1970.  Mr.
                                Ragan has served the Bank as Vice
                                President and Lending Officer since
                                1986.
BANKING BUSINESS

    First Citizens operates a general retail banking business in Dyer County, Tennessee. An agreement signed September 29, 1994 to purchase a branch bank in Lauderdale County will expand the bank's retail service area effective in January, 1995. All persons who live in either community or who work in or have a business or economic interest in either community are considered as forming a part of the area serviced by the Bank.
First Citizens provides customary banking services, such as checking and savings accounts, funds transfers, various types of time deposits, and safe deposit facilities. It also finances commercial transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. Commercial lending operations include various types of credit services for its customers. Agricultural services are provided that include operating loans as well as financing for the purchase of equipment and farm land. The installment lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. Mortgage lending makes available long term fixed and variable rate loans to finance the purchase of residential real estate. These loans are sold in the secondary market without retaining servicing rights. Credit cards and open-ended credit lines are available to both commercial customers and consumers.

     First Citizens Financial Plus, Inc., a Bank Service Corporation wholly owned by First Citizens National Bank is a licensed Brokerage Service. This allows the bank to compete on a limited basis with numerous non-bank entities who pose a continuing threat to our customer base, and are free to operate outside regulatory control.

    First Citizens was granted trust powers in 1925 and has maintained an active Trust Department since that time. Assets as of December 31, 1994 were in excess of $107,464,000. Services offered by the Investment Management and Trust Services Division include but are not limited to estate settlement, trustee of living trusts, testamentary trustee, court appointed conservator and guardian, agent for investment accounts, and trustee of pension and profit sharing trusts.

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

     The following tabular analysis sets forth the competitive position of First Citizens when compared with other financial institutions in the service area for the period ending June 30, 1994.

                         Dyer County Market
                    (All Financial Institutions)
                            (in thousands)

                          Total Deposits   % of Market Share
Bank Name                    06/30/94           06/30/94

First Citizens
National Bank                $201,111*            48.88%

First Tennessee
 Bank                          91,084             22.14%

Security Bank                  56,299             13.68%

Union Planters, FSB            30,336              7.37%

First Exchange Bank            21,756              5.29%

Union Planters                  8,172              1.99%

Dyersburg City Employees
Credit Union                    2,667               .65%

       Total                  411,425

*Does not include deposits of $16,950,086 categorized as Overnight and fixed term Repurchase Agreements.

     At December 31, 1994 Bancshares and its subsidiary, First Citizens National Bank, employed a total of 150 full time equivalent employees. Having been a part of the local community in excess of 100 years, First Citizens has been privileged to enjoy a major share of the financial services market. Dyersburg and Dyer County are growing and with this growth come demands for more sophisticated financial products and services. Strategic planning has afforded the Company both the physical resources and data processing technology necessary to meet the financial needs generated by this growth.

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

     On September 29, 1994, President Clinton signed into law the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Act"). The Act provides for nationwide interstate banking and branching with certain limitations. The Act permits bank holding companies to acquire banks without regard to state boundaries after September 29, 1995. The Federal Reserve may approve an interstate acquisition only if, as a result of the acquisition, the bank holding company would control less than 10% of the total amount of insured deposits in the United States or 30% of the deposits in the home state of the bank being acquired. The home state can waive the 30% limit as long as there is no discrimination against out-of-state institutions.

     Pursuant to the Act, interstate branching will take effect on June 1, 1997, except under certain circumstances. Once a bank has established branches in a host state (a state other than its headquarters state) through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the host state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. The Act further provides that individual states may opt out of interstate branching. If a state does not opt out of interstate branching prior to May 31, 1997, then a bank in that state may merge with a bank in another state provided that neither of the states have opted out. States may either enact laws opting out of interstate branching before June 1, 1997 or permit interstate merges transactions earlier than June 1, 1997, by statute at their option. A state also may impose conditions on any interstate merger transaction that occurs before June 1, 1997 if the conditions do not discriminate against out-of-state banks, are not preempted by federal law, and do not apply or require performance after May 31, 1997.

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

ITEM 2. PROPERTIES

     First Citizens owns and occupies a six-story building in Dyersburg, Tennessee containing approximately 50,453 square feet of office space, bearing the municipal address of First Citizens Place (formerly 200 West Court). An expansion program completed during 1988 doubled the available floor space of the existing facility. The space was utilized to combine all lending and loan related functions. First Citizens owns the Banking Annex containing total square footage of 12,989, of which approximately 3,508 square feet is rented to various tenants. The municipal address of the bank occupied portion of the Annex is 215-219 Masonic Street.

     The land and building occupied by the Downtown Drive-In Branch located at 113 South Church Street, Dyersburg, Tennessee is owned by First Citizens. The building, containing approximately 1,250 square feet, is located on a lot which measures 120 feet square. Also located at this address is a separate ATM facility wholly owned by the Bank.

     The Midtown Branch of First Citizens is located at 620 U.S. 51 By-Pass adjacent to the Green Village Shopping Center. The building contains 1,920 square feet and has been owned by First Citizens since construction. The land on which this Branch is located, having previously been leased, was purchased during 1987. In June of 1992 an additional 1.747 acres adjoining the Midtown Branch property was purchased to accommodate future growth and expansion. During 1993, the Board of Directors made a decision to locate a branch office at 2211 St. John Avenue near the Industrial Park, eliminating the need to expand the Midtown Branch. The 1.747 acres is now offered for sale.

     In addition, the Midtown Branch Motor Bank is located on .9 acres adjoining the Midtown Branch. This property consists of a servicing facility and six remote teller stations and is owned in its entirety by the Bank. A drive-through ATM was located at this facility during 1994.

     The Newbern Branch, also owned by First Citizens, is located on North Monroe Street, Newbern, Tennessee. The building contains approximately 4,284 square feet and occupies land which measures approximately 1.5 acres. A separate facility located in Newbern on the corner of Highway 51 and RoEllen Road houses an ATM. Both land and building are owned by the Bank.

     The Super Money Market Branch in the Kroger Supermarket on Highway 78 is operated under a franchise obtained through National Bank of Commerce, Memphis, Tennessee. While the fixtures are owned by First Citizens, space is made available from the Kroger Company through the franchise agreement. An ATM is also located near the branch in the Kroger facility.

     The Industrial Park Branch located at 2211 St. John Avenue is a full service banking facility that offers drive-thru Teller and ATM services. The building owned by First Citizens National Bank contains approximately 2,773 square feet and is located on 1.12 acres of land. The Industrial Park Branch, became operational In November, 1994.

     In November, 1993 First Citizens National Bank leased space in the Wal-Mart Store #677 located at 2650 Lake Road in Dyersburg, Tennessee to locate an Automatic Teller Machine (ATM). The ATM was installed in December, 1993. In January, 1995 the ATM was relocated in the newly constructed Super Wal-Mart Store located at the same address.

     The Ripley Branch of First Citizens National Bank, purchased January 16, 1995, is located at 292 South Washington Street in Ripley, Tennessee (Lauderdale County). The Branch contains approximately 1,450 square feet and was built in 1984 on a quarter acre of land. The Ripley Branch is a full service banking facility that also offers drive-up teller and twenty four hour ATM services.

     There are no liens or encumbrances against any of the properties owned by First Citizens.

ITEM 3. LEGAL PROCEEDINGS

     As of December 31, 1994 there are no material legal proceedings pending other than ordinary routine litigation incidental to the business of First Citizens National Bank. During the fourth quarter of 1994 there were no legal proceedings pending or terminated of a reportable nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ending December 31, 1994, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     As of December 31, 1994 there were 620 active holders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods. These records may not include all sales during these time periods if sales were not reported to First Citizens for transfer.

                  Quarter Ended                High         Low

                 March 31, 1994               $35.00      $30.00
                 June 30, 1994                $35.00      $33.10
                 September 30, 1994           $37.50      $35.00
                 December 31, 1994            $38.00      $37.40

                 March 31, 1993               $57.65      $52.50
                 June 30, 1993                $68.00      $61.00
                 September 30, 1993           $69.10      $68.00
                 December 31, 1993            $30.00      $27.64*

                 *Declared 2.5 for 1 stock split.

Dividends paid each quarter of 1994 were 26 cents per share. In addition, a special dividend of 15 cents per share was paid during fourth quarter, bringing total dividends paid per share during 1994 to $1.19. Dividends paid per share during 1993 were 60 cents (first and second quarters) 65 cents (third quarter) and 25 cents (fourth quarter). The fourth quarter dividend was adjusted to account for a 2.5 for 1 stock split effective October 15, 1994.

     Future dividends will depend on Bancshare's earnings and financial condition and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents information for Bancshares effective December 31 for the years indicated.
                                          (in thousands)
                                      (except per share data)

                           1994        1993      1992       1991     1990

Net Interest &
 Fee Income              $ 11,094  $ 10,895  $ 10,389   $  9,882  $  9,991

Gross Interest Income    $ 19,087  $ 18,156  $ 18,893   $ 21,074  $ 22,261


Income From
 Continuing Operations   $  2,946  $  2,638  $  2,175   $  1,961  $  1,314


Long Term Obligations(4) $  4,125  $      0  $      0   $      0  $      0


Income Per Share from
Continuing Operation(1)  $   4.15  $   3.76  $   3.39   $   3.06  $   2.05


Net Income per
Common Share(2)(3)       $   4.15  $   3.94  $   3.39   $   3.06  $   2.05


Cash Dividends Declared
 per Common Share(2)(3)  $   1.19  $    .99  $    .94   $    .89  $    .88


Total Assets at Year End $256,685  $234,892  $239,897   $227,017  $218,378


(1)Restated to reflect 10% stock dividend on December 15, 1992.
(2)Restated to reflect 2.5 for 1 Stock Split on October 15, 1993.
(3)The $1.19 dividend for 1994 reflects $.26 x 4 plus a special dividend of $.15.
(4)Long Term Obligations is FHLB Borrowings matched with Loans & Investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     To understand the following analysis, reference should be made to the consolidated financial statements and other selected financial data presented elsewhere in this report. For purposes of the following discussion, net interest income and net interest margins are presented on a fully taxable equivalent basis. Per share data is adjusted to reflect all stock dividends declared through December 31, 1994.

     Multiple changes in the financial services industry continue to offer both opportunity and challenge. Interstate banking/branching became a reality by legislation passed September, 1994. The Act permits full nationwide interstate banking one year from enactment and authorized interstate branching after June 1, 1997. Methods by which Regulators measure bank's compliance with the Community Reinvestment Act will be changing in the coming year. First Citizens takes pride in having received an "Outstanding" rating on the most recent CRA examination and has every intention of maintaining this designation. The Board, Management and Staff are committed to providing products and services which meet the financial needs of all segments of the communities we serve.

     On August 29, 1994 the bank submitted a bid to purchase the Ripley Branch of Union Planters Bank of West Tennessee, formerly Merchants State Bank. In January, 1995 the acquisition was finalized resulting in an increase to deposit totals of $8 Million. The acquisition provided additional funding for future loan growth while providing a physical presence in the Lauderdale County Market.

     The Industrial Park Branch, constructed in 1994, held its grand opening November, 1994. The full service branch located near the Dyersburg/Dyer County Industrial Park provides a more convenient outlet of service for employees of local industry and residents of the area.

     In 1993 Sharon Younger and Associates were contracted to perform a Market Perception Study within the Bank's market place. The purpose of the study was to determine how customers across the market perceive bank products and services and to assess how well their credit needs are being met. 52.9% of customers included in the survey considered First Citizens National Bank as their primary Banking Institution and over 85.3% indicated they were satisfied with current products and services offered by their bank. In 1994 the contract with Sharon Younger was amended to included focus group meetings with various demographic groups to determine customer satisfaction with products and services offered by First Citizens National Bank. As a result of these meetings several new products were introduced to our customers to improve their banking relationship with First Citizens. An Overdraft Line of Credit, Free Checking Account, and a low rate credit card with no annual fee was designed to attract customers in the 30-45 age group that expressed a need for these product types.

     In June, 1994 the bank entered into an agreement with the accounting firm of Reynolds, Bone & Griesbeck to conduct a cost/benefit analysis for the installation of a check/statement imaging product. In November, 1994 the Board of Directors approved the signing of a contract with Systematics, Inc., Orlando, Florida to install an Item Capture and Deposit Statement Imaging Application. Image Statements are expected to be available to our customer's by June, 1995. In October, 1994 additional services were contracted with Reynolds, Bone & Griesbeck that included the selection of a Debit Card product and processor as well as acting as an advisor on the bank's Information System Strategic Planning Team. It is expected the bank will announce the selection of a Debit Card product during the second quarter, of 1995. First Citizens also signed a contract with Southern Data Systems, Roswell, Georgia to install a Teller Platform "TellerPro Plus" Application in July, 1995. TellerPro Plus will fully automate Teller transaction processing, expand supervisor capabilities, provide management information and insure bank wide audit controls.

     First Citizens Bancshares, Inc. and First Citizens National Bank are pleased to report excellent operating results for the year ending 12/31/94. Enhanced earnings and strong loan growth continued the trend exhibited in 1993. Net Income for 1994, 1993 and 1992 was $2,946,249, $2,763,737, and
$2,174,710 respectively. Earnings per common share were $4.15 in 1994, $3.76 in 1993, and $3.39 in 1992 reflecting a continuous increase. Earnings per share were adjusted in 1993 to reflect a 2.5 stock split approved by the Board of Directors in September, 1993. Dividends declared per common share were $1.19, $.99 and $.94 for the three years ranging from 1994 to 1992. Weighted average number of shares outstanding changed from 700,958
(1993) to 709,434 (1994). Shares were issued from previously authorized unissued stock to satisfy demands of the Dividend Reinvestment and Quarterly Optional Stock Purchase Plans. Improvement reflected in earnings ratios can be attributed to strategic planning efforts to shift the focus from asset growth to profitability; sound asset/liability management; and tight controls and monitoring procedures placed on non-interest expense categories. Total Assets increased approximately $21,794,000 when comparing 1994 to 1993. The Loan Portfolio excluding Allowance for Loan Losses increased $19,081,000 or 87.55% of total asset growth.
Stockholders' Equity increased $2,178,000, a 10.04% of increase from 12/31/93.

     Net Interest Income as a percent of average assets was 4.72% for twelve months ended December 31, 1994, a decrease from 4.91% at 12/31/93. The decrease reflects the current rising rate environment. As Interest rates move upward it is expected that funds will continue to flow into Bank Certificate of Deposits from stocks and mutual funds. First Citizens through its Asset/Liability program has adequately matched deposit and loan maturities to protect the bank from risk created by volatile changes in interest rates.

Changes in Financial Accounting Standards

     FASB NO. 114 (Accounting by creditors for impairments of loans). Effective date is fiscal years beginning after December 15, 1994. FASB 114 requires a bank to recognize impairment of a loan if the present value of expected future cash flows discounted at the loan's effective interest rate (or alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment. If the fair value used is at least equal or greater than the recorded amount, there is no impairment. Impaired loans are usually considered loans in non-accrual status, 90 days or more past due that will not pay full interest and principal due, or have been classified as a problem loan. First Citizens National Bank has implemented procedures that capture average balances of impaired loans, interest income associated with impaired loans, and allocations made to the reserve for loan losses associated with impaired loan. No material affect is projected for Bancshares or the Bank as a result of the implementation of FASB 114.

     FASB NO. 115 (Accounting for certain investments in Debts and Equity Securities). Effective January 1, 1994, the Company adopted FASB 115 and classified securities contained in its investment portfolio according to stated specifications: Held-to-maturity (includes securities which the company has the intent and the ability to hold to maturity); Trading securities (includes investment securities which are held for short-term resale); and Available-for-sale (includes all other investment securities). The cumulative effect of FASB 115 on the investment portfolio for 1994 was $259,543.

     FASB 118 (Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures) amends FASB Statement 114 to allow a creditor to use exiting methods for recognizing interest income on impaired loans. Implementation of procedures discussed in FASB 114 includes accounting requirements for income recognition on impaired loans.

     FASB 119 (Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments) amends FASB 105 (Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk), and FASB 107 (Disclosures about Fair Value of Financial Instruments). Effective for years after December 15, 1994. Statement No. 119 requires disclosures about the amounts, nature, and terms of derivatives that are not subject to statement 105 because they do not result in off-balance-sheet risk of accounting loss. It requires banks to make a distinction between financial instruments held or issued for trading purposes and for purposes other than trading. Derivative products held in the banks investment portfolio are reported on a quarterly basis to the banks investment committee and Board of Directors. The reports presented include disclosure requirements stated in FASB 119.

NON-INTEREST INCOME

     The following table reflects non-interest income for the years ending December 31, 1994, 1993 and 1992:

                                              December 31
                                         Change from prior year
                                             (in thousands)
                        Total   Increase    (Decrease)    Total   Increase (Decrease)    Total
                         1994     Amount    Percentage     1993    Amount  Percentage     1992
Service Charges on
 Deposit Accounts      $  426      $  (14)    (3.18%)   $  440      $    6     1.38%    $  434
Other Service Charges,
 Commissions & Fees    $  704      $  (67)    (8.69%)   $  771      $  212    37.92%    $  559
Other Income           $1,051      $  182     20.94%    $  869      $ (136)  (13.53%)   $1,005

TOTAL NON-INTEREST
 INCOME                $2,181      $  101      4.86%    $2,080      $   82     4.10%    $1,998

     Non Interest Income is up by 4.86% and 4.10% respectively when comparing 1994, 1993 and 1992. Other Service Charges, Commissions and Fees reflect a decrease of 8.6% attributed to a slowdown in mortgage lending and refinancing of existing mortgages; reduced income received from the Bank's brokerage services and the sale of annuities. Other categories listed within the table reflect a significant increase with the largest percentage reflected in Trust Income. The Investment Management and Trust Services Division posted improved income and profits each quarter of 1994. Another factor contributing to above peer group levels in Non-Interest Income is the sale of a parcel of other real estate during the first quarter of 1994, resulting in a before tax profit of $297,000.

NON-INTEREST EXPENSE

                                              December 31
                                        Change from prior year
                                             (in thousands)
                            Total  Increase(Decrease) Total Increase(Decrease)   Total
                             1994  Amount  Percentage  1993  Amount Percentage    1992
Salaries & Employee
 Benefits                  $4,970    $220       4.63%  $4,750    $ 239     5.30%  $4,511
Net Occupancy Expense      $  318    $(31)     (8.88%) $  349    $  39    12.58%  $  310
Other Operating Expense    $3,522   $(112)     (3.08%) $3,634    $(292)   (7.44%) $3,926

TOTAL NON-INTEREST EXPENSE $8,810    $ 77       1.06%  $8,733    $ (14)    (.16%) $8,747

     A review of Non-Interest Expense reflects that all categories have been well managed. Total Non-Interest Expense only increased 1.06% when comparing 1994 to 1993 after posting a slight decline (.16%) in 1992. Included in this category is FDIC Insurance premiums of $440,000 in 1994, $430,000 in 1993,and $430,000 in 1992. Under current funding levels, the fund will be restored to mandated levels during the third quarter of 1994, at which time premium levels are scheduled to be reduced. FDIC Chairman Helper has indicated that premiums which average 25.5 cents per $100.00 of deposits could be reduced as low as 4.5 cents on average. This would serve to drastically improve bank earnings nationwide.

     Salaries and Employee Benefits increased approximately $220,000 or 4.63% when comparing to the previous year. A comparison of assets per employee for the years of 1990 to 1994 is reflected in the table below:

                                           (in thousands)
              December 31                  Assets Per Employee
                1994                           $1,695
                1993                           $1,563
                1992                           $1,643
                1991                           $1,393
                1990                           $1,380

     One measure of efficient staffing in the banking industry is the dollar amount of assets per employee. Peer group banks average $2,000,000 in 1995 compared to the banks total of $1,695,000. Full time equivalent employees was 150, 149, 146 respectively as of 12/31/94, 93, and 92. It is conceivable that our ratios will remain higher than peer group banks because of increased staff necessary to support extended banking hours and non-banking services to our customers.
First Citizens provides banking hours that are convenient to our customers by opening drive-in windows at 7AM and certain
of our branches on Saturdays.   The Super Money Market Branch
located in the Kroger Supermarket allows banking until 8 PM on weekdays and 6 PM on Saturday. Non-banking services include Trust and Brokerage services staffed by a total of 13.5 employees. In 1994 First Citizens opened one full service branch with a total of 4 full time and 3 part time employees. The bank also employed 2 other full time employees to place in a training program for future placement at the Ripley Branch. It should be noted that the full time equivalent ratio only increased by 4 employees including these additions.

COMPOSITION OF DEPOSITS

     The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

                                         December 31
                                       (in thousands)
                               1994             1993               1992
                         Average  Average  Average   Average  Average   Average
                         Balance   Rate    Balance    Rate    Balance    Rate
Non-Interest
Bearing Demand
Deposits                $ 24,989       -    $ 21,922      -    $18,695       -
Savings Deposits        $ 64,912     2.69%  $ 65,612    2.58%  $60,006    2.98%
Time Deposits           $111,268     4.79%  $104,166    4.70% $111,771    5.42%
TOTAL DEPOSITS          $201,169     3.52%  $191,700    3.44% $190,472    4.12%

     Total deposits grew approximately $10 Million or 3.52% when comparing 1994 to 1993 and 1992. The increase is due to rising interest rates and an aggressive program implemented to seek deposit funds. An active officer call program was established that required participants to aggressively seek deposit funds as well as loans. Increased Time Deposit totals of $9,469,000 is reflective of our customer preference to invest in bank certificate of deposits rather than stocks and mutual fund investments when interest rates are comparable for each type. Deposit rates increased in 1994 and are projected to remain higher than levels paid in 1992 and 93.

     Non Interest Bearing Demand Deposits have also increased over $3 Million for each year under review. Deposit funds that are excluded from Total Deposits are "Sweep Account" funds and Fixed Repurchase Agreements totaling $10,956,000 and $5,994,000 respectively. The "Sweep" account is a product that allows funds from a checking account to automatically sweep daily into an overnight repurchase agreement. This affords commercial or large balance customers (amounts of $25,000 or more per depositor) the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks when presented for payment.

Pricing of deposit products is based on local market conditions and Treasury Bill rates. The average rate paid on deposits in 1994 was 4.02% compared to 3.80% in 1993.

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000
AND OVER

                                              December 31
                                             (in thousands)

                                    1994                  1993
                          Amount        Percent  Amount       Percent
 Maturing in:

3 months or less           $ 3,874       22.78%   $ 6,770      39.48%

Over 3 through 6 months    $ 3,302       19.42%   $ 5,200      30.32%

Over 6 through 12 months   $ 5,550       32.64%   $ 2,388      13.92%

Over 12 months             $ 4,278       25.16%   $ 2,792      16.28%

     TOTAL                 $17,004      100.00%   $17,150     100.00%

 SOURCES AND USES OF FUNDS
                                              (in thousands)

                           1994                     1993                1992
FUNDING USES         Average  Increase        Average Increase         Average
                     Balance (Decrease)   %  Balance (Decrease)    %   Balance
                          Amount                   Amount              Amount
INTEREST-EARNING
ASSETS:

Loans (Net of
Unearned Discounts
& Reserve)         $160,254  $18,590   13.12%  $141,664 $ 7,150  5.32% $134,514
Taxable Investment
Securities         $ 48,767 ($10,357) (17.52%) $ 59,124 $   614  1.05% $ 58,510
Non-Taxable
Investment
Securities         $ 13,284  $ 3,484   35.55%  $  9,800 $ 3,385 52.77% $  6,415
Federal Funds
Sold               $  2,687   $   300  12.57%  $  2,387 $(4,632)(65.99%)$ 7,019
Interest Earning
Deposits In Banks  $    156   $   (42)(21.21%) $    198 $   198    100% $     0

TOTAL INTEREST-
EARNING ASSETS     $225,148   $11,975   5.62%  $213,173 $ 6,715  3.25% $206,458

Other Uses         $ 20,751   $   646   3.21%  $ 20,105 $   (17) (.08%) $20,122

TOTAL FUNDING USES $245,899   $12,621   5.41%  $233,278 $ 6,698  2.96% $226,580

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS

                           1994                     1993                1992
FUNDING SOURCES      Average  Increase        Average  Increase        Average
                     Balance (Decrease)    %  Balance (Decrease)   %   Balance
                          Amount                   Amount               Amount
INTEREST-BEARING
  LIABILITIES:

Savings Deposits    $ 64,912  $   (700)(1.07%)$ 65,612 $  5,606  9.34% $ 60,006


Time Deposits       $111,268  $  7,102  6.82% $104,166 $(7,605) (6.80%)$111,771

Federal Funds
Purchased and Other
Interest Bearing
Liabilities         $ 22,646  $  1,442  6.80% $ 21,204 $  3,418 19.22%  $17,786

TOTAL INTEREST-
BEARING LIABILITIES $198,826  $  7,844  4.11% $190,982 $  1,419   .75% $189,563


Demand Deposits     $ 24,989  $  3,067 13.99% $ 21,922 $  3,227 17.26% $ 18,695


Other Sources       $ 22,084  $  1,710  8.39% $ 20,374 $  2,052 11.20% $ 18,322

TOTAL FUNDING
 SOURCES:           $245,899  $ 12,621  5.41% $233,278 $  6,698  2.96% $226,580

                                          (FIRST CITIZENS NATIONAL BANK)
                                    Monthly Average Balances and Interest Rates
                                                  (in thousands)
                             1994                    1993                     1992
                  Average          Average Average          Average  Average          Average
                  Balance  Interest Rate   Balance Interest  Rate    Balance Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)

        (3)       $160,217 $ 14,619  9.12% $141,591 $ 13,389  9.46% $134,413 $13,511 10.05%

Investment
Securities:

  Taxable         $ 48,767 $  2,978  6.11% $ 59,124 $  3,571  6.04% $ 58,510 $ 4,014  6.86%
  Tax Exempt (4)  $ 13,284 $    908  6.84% $  9,800 $    677  6.91% $  6,415 $  488  7.61%

Interest Earning
  Deposits        $    156 $      5  3.21% $    198 $      6  3.03% $      0 $     0     0%

Federal Funds
Sold              $  2,687 $    113  4.21% $  2,387 $     75  3.14% $  7,019 $   257  3.66%


Lease Financing   $     37 $      4 10.81% $     73 $      6  8.22% $    101 $    11 10.89%

Total Interest
  Earning Assets  $225,148 $ 18,627  8.27% $213,173 $ 17,724  8.31% $206,458 $18,281  8.85%

   SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS (continued)
                                          (FIRST CITIZENS NATIONAL BANK)

                                    Monthly Average Balances and Interest Rates
                                                  (in thousands)
                             1994                    1993                      1992
                  Average          Average Average          Average  Average          Average
                  Balance  Interest Rate   Balance Interest  Rate    Balance Interest  Rate
NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks           $  8,876 $ -       -     $  8,373 $ -       -     $  7,492 $ -       -

Bank Premises and
  Equipment       $  8,008 $ -       -     $  7,859 $ -       -     $  7,664 $ -       -

Other Assets      $  3,867 $ -       -     $  3,873 $ -       -     $  4,966 $ -       -

Total Assets      $245,899 $ -       -     $233,278 $ -       -     $226,580 $ -       -

LIABILITIES AND
 SHAREHOLDERS'
  EQUITY:

INTEREST BEARING
  LIABILITIES:
Savings Deposits  $ 64,912 $ 1,746  2.69%  $ 65,612 $ 1,695  2.58%  $ 60,006 $1,789  2.98%
 (5)

Time Deposits     $111,268 $ 5,335  4.79%  $104,166 $ 4,895  4.70%  $111,771 $6,058  5.42%

Federal Funds
  Purchased and
  Other Interest
  Bearing
  Liabilities     $ 22,646 $   912  4.03%  $ 21,204 $   671  3.16%  $ 17,786 $  657  3.69%

Total Interest
  Bearing
  Liabilities     $198,826 $ 7,993  4.02%  $190,982 $ 7,261  3.80%  $189,563 $8,504  4.49%

NON-INTEREST
  BEARING
  LIABILITIES:
Demand Deposits   $ 24,989 $ -         -   $ 21,922 $ -       -     $ 18,695 $ -       -

Other
  Liabilities     $200,379                 $  1,908 $ -       -     $  1,827 $ -       -

Total
  Liabilities     $225,368 $ -         -   $214,812 $ -       -     $210,085 $ -       -

SHAREHOLDERS'
  EQUITY          $ 20,530 $ -         -   $ 18,466 $ -       -     $ 16,495 $ -       -

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS (continued)
<CAPITION>
                                          (FIRST CITIZENS NATIONAL BANK)

                                    Monthly Average Balances and Interest Rates
                                                  (in thousands)
                             1994                    1993                     1992
                  Average          Average Average          Average  Average          Average
                  Balance  Interest Rate   Balance Interest  Rate    Balance Interest  Rate
TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY          $245,899 $ -       -     $233,278  $ -       -     $226,580 $ -       -

NET INTEREST
  INCOME          $   -    $10,634   -     $   -     $10,463   -     $   -    $ 9,777   -

NET YIELD ON
  AVERAGE EARNING
  ASSETS          $   -    $ -      4.72%  $   -     $ -      4.91%  $   -    $ -      4.74%

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

   (5) Includes Insured Money Fund, NOW, club accounts, and other savings.

VOLUME/RATE ANALYSIS
(First Citizens             1994 Compared to 1993       1993 Compared to 1992
 National Bank)               Due to Changes in:          Due to Changes in:

                                              Total                      Total
                          Average  Average  Increase   Average Average Increase
                          Volume    Rate   (Decrease)  Volume  Rate  (Decrease)

                                                  (in thousands)

Interest Earned On:

   Loans                 $ 1,762 $  (532) $ 1,230      $  721  $ (843) $  (122)


   Taxable Investments   $  (626)$    33  $  (593)     $   42  $ (485) $  (443)

   Tax Exempt Investment
     Securities          $   241 $   (10) $   231      $  258  $  (69) $   189

   Interest Bearing
    Deposits with Other
     Banks                    (1)      0       (1)          6       0        6

   Federal Funds Sold and
     Securities purchased
     under agreements to
     resell                    9      29       38       (170)    (12)    (182)

   Lease Financing            (3)      1       (2)        (3)     (2)      (5)

TOTAL INTEREST EARNING
     ASSETS              $ 1,382 $  (479) $   903     $  854  (1,411)    (557)

Interest Paid On:

   Savings Deposits          (18)     69       51        167    (261)     (94)

   Time Deposits             334     106      440       (412)   (751)  (1,163)

   Federal Funds Purchased
     and Securities Sold
     Under Agreement to
     Repurchase               46     195      241        126    (112)      14

TOTAL INTEREST BEARING
     LIABILITIES         $   362 $   370  $   732     $ (119) (1,124)  (1,243)

    INTEREST EARNINGS    $ 1,020 $  (849) $   171     $  973    (287)     686

     A summary of average interest earning assets and interest bearing liabilities is set forth in the preceding table together with average yields on the earning assets and average costs on the interest bearing liabilities. Interest Earning Assets at 12/31/94 total $225,148,000 at an average rate of 8.27% compared to $213,173,000 average rate of 8.31% at 12/31/93 and $206,458.000 average rate of 8.85% at 12/31/92.
Interest Bearing Liabilities totaled $198,826,000 with an average rate of 4.02% at 12/31/94 compared to $190,982,000 average rate of 3.80% and $189,563,000 average rate of 4.49%. Net Yield on Average Earning Assets (annualized) 4.72%, 4.91%, and 4.74% for the same time periods. During 1993 and the first six months of 1994 loan rates reflected a decrease as a result of low interest rates set by the economic environment and a highly competitive local market. Rates paid on deposits decreased more significantly during the same time period. During the last half of 1994 interest rates started to climb causing net interest margins to shrink. Maintaining net interest margins achieved in prior years could prove difficult if interest rates continue to rise in 1995.

LOAN PORTFOLIO ANALYSIS

COMPOSITION OF LOANS
                                             December 31
                                           (in thousands)
                         1994       1993     1992      1991       1990

Real Estate Loans:
Construction            $ 10,511  $  7,675  $  5,272  $ 4,879   $ 5,526

Mortgage                $ 97,310  $ 87,314  $ 79,376  $76,500   $74,039


Commercial, Financial
and Agricultural Loans  $ 38,843  $ 35,626  $ 33,931  $33,089   $29,786


Installment Loans to
Individuals             $ 19,117  $ 15,901  $ 15,077  $15,901   $17,130

Other Loans             $  3,000  $  2,806  $  2,005  $ 2,697   $ 3,835


TOTAL LOANS             $168,781  $149,322  $135,661 $133,066  $130,316


CHANGES IN LOAN CATEGORIES

             December 31, 1994 as compared to December 31, 1993
                               (in thousands)

                        % of Increase               Amount of Increase
Loan Category            (Decrease)                     (Decrease)

Real Estate                  13.51%                     $12,832

Commercial, Financial
  and Agricultural            9.03%                     $ 3,217

Installment Loans to
 Individuals                 20.23%                     $ 3,216

Other Loans                   6.91%                     $   194

TOTAL LOANS                  13.03%                     $19,459

LOAN PORTFOLIO ANALYSIS

     The Loan Portfolio remained diversified in 1994 with real estate loans comprising 63.88%, commercial and agriculture 23.01% and installment loans and all others 13.01%. Total Loans grew in excess of $19 Million and $13 Million in 1994 and 1993 with the largest portion of growth centered in real estate loans. Low interest rates prompted consumer refinancing of existing mortgages, as well as new home purchases in 1993 and the first six months of 1994. In addition, commercial customers secured outstanding debt with real estate to take advantage of the lower rates and to provide longer repayment terms. Loans for Agricultural purposes continue to increase each year as well as Installment Loans to individuals. In 1994 a strategic decision was made to aggressively seek installment loans and credit cards after suppressing growth in this area for the years of 1991 to 1993. The decision was made as a strategy to improve earnings by increasing consumer loans. Growth in the loan portfolio is an objective, however ensuring credit quality is our first priority. Management considers the portfolio composition to be diversified with no concentrations of credit.

     The book value of repossessed real property held by Bancshares was $1,119,000 at 12/31/94 and $2,108,000 at 12/31/93. The balance was significantly reduced as a result of the sale of property in December, 1993 valued at $1,055,000. The only property held on the books of Bancshares is a strip shopping center valued at $689,000. The remaining balance held in repossessed real property represents real estate held by First Citizens National Bank with exception to property purchased for expansion of the branch located on Highway 51 Bypass valued at $151,000. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance. Any reduction to value is charged to the allowance for possible loan losses. All other real estate parcels are appraised annually and the carrying value is adjusted to reflect the decline, if any, in its realizable value. Such adjustments are charged directly to expense.

    The average yield on loans of First Citizens National Bank for the years indicated are as follows:

        1994 -  9.12%
        1993 -  9.46%
        1992 - 10.05%
        1991 - 11.34%
        1990 - 12.82%


LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                           Due after
                          Due in one       one year but          Due after
                          year or less     within five years     five years
                                            (in thousands)

Real Estate                 $18,658            $70,125           $19,038

Commercial, Financial
 and Agricultural           $20,072            $13,927            $4,844

All Other Loans             $ 4,170            $17,927            $   20

  TOTALS                    $42,900           $101,979           $23,902

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $98,705
Interest Rates are Floating or Adjustable             $27,176

     The degree of interest rate risk that a bank is subject to can be controlled through a well managed asset/liability management program. First Citizens controls interest rate risk by matching assets and liabilities, that is by employing interest-sensitive funds in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $70,076,000 or 42% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. Loan maturities in the one to five year category increased from $99,133,000 at 12/31/93 to $101,979,000 at
12/31/94 due to customers demand to lock in fixed rates for a longer period of time. This strategy is projected to change in 1995 in light of higher rates being charged on loans.

NON-PERFORMING LOANS

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties (First Citizens National Bank)
                                               December 31
                                              (in thousands)

                               1994      1993     1992     1991     1990

Nonaccrual Loans             $  945    $1,079    $1,743   $2,058  $1,958

Restructured Loans                0         0        0        0        0

Foreclosed Property
  Other Real Estate,            148        98       550      884   1,247
  Other Repossessed Assets        0         0         0        0      13
Total Nonperforming Assets   $1,093    $1,177    $2,293   $2,942  $3,218
Loans and leases 90 days
  Past due and still
  accruing interest          $1,044    $  322    $  176   $1,029   $ 877
Nonperforming assets as a
  percent of loans and
  leases plus foreclosed
  property at end of year*      .71%      .79%     1.71%    2.20%   2.45%
Allowance as a percent of:
  Nonperforming assets       187.92%   142.40%    74.27%   65.81%  59.48%
Nonperforming assets and
  loans 90 days past due      96.12%   111.81%    68.98%   48.76%  46.74%
Gross Loans                    1.22%     1.12%     1.27%    1.46%   1.47%
Addition to Reserve as a
  percent of Net
  Charge-Offs              1,675.00%    93.69%    63.82%  103.86% 142.49%
Loans and leases 90 days
  past due as a percent of
  loans and leases at year
  end*                          .62%      .22%      .13%     .78%    .67%
Recoveries as a percent of
  Gross Charge-Offs           87.10%    28.79%    36.17%   26.64%  10.75%
*Net of unearned income

     Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the twelve months ending 12/31/94 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $86,000. Interest income on loans reported as ninety days past due and on interest accrual status was $95,000 for 1994. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". First Citizens has no Restructured Loans for the period being reported. Total Non-Performing Assets have consistently decreased since 1990. As of December, 1994, non-performing loans are at the lowest level since 1985. Total assets in this category as a percent of loans and leases plus foreclosed property was .71% in 1994, .79% in 1993, and 1.71% in 1992.

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

LOAN LOSS EXPERIENCE & RESERVE FOR LOAN LOSSES (in thousands)

                           1994      1993       1992      1991      1990

Average Net Loans
Outstanding            $160,254  $141,664   $134,514   $134,230  $126,083
Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  1,676  $  1,703   $  1,936   $  1,914   $ 1,371
Loan Charge-Offs       $   (186) $   (601)  $ (1,009)  $   (777)  $(1,432)
Recovery of Loans
Previously Charged Off $    162  $    173   $    365   $    207   $   154

Net Loans Charged Off  $    (24) $   (428)  $   (644)  $   (570)  $(1,278)

Additions to Reserve
Charged to Operating
Expense                $    402   $    401  $    411   $    592   $ 1,821
Balance at End of
Period                 $  2,054   $  1,676  $  1,703   $  1,936   $ 1,914

Ratio of Net Charge-
Offs to Average Net
Loans Outstanding          .01%       .30%      .48%       .43%     1.01%

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

     Activity posted to the Reserve Account during 1994 consisted of (1) Loan Charge Offs $186,000, (2) Recovery of Loans Previously Charged Off $162,000, and (3) Additions to the Reserve Account $402,000. Net loans charged off have consistently decreased when comparing the years listed in the table. Additions to the Reserve Account have decreased significantly since 1990 and are below peer group levels. Problem Loans, as a percentage of total portfolio were 2.30% at 12/31/94, 2.92% at 12/31/93 and 4.10% at 12/31/92. Internal Loan Review performs an analysis on an annual basis of approximately 75% of the loan portfolio. Based on this review, each loan is classified as Pass, Substandard, Doubtful, or Loss. Loans classified as loss are charged monthly against
the Loan Loss Reserve account.   Quarterly reports are provided directly
to the Board of Directors by the Loan Review Officer which summarize results of the reviews. FASB 114 (Accounting by creditors for impairment of loans) will cause minor changes to the formula used for the calculation of the allowance for loan losses. However, no material affect is expected to Bancshares, Inc. or its subsidiary, First Citizens National Bank.

    Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/95 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural            $150,000
  Real Estate-Construction                               0
  Real Estate-Mortgage                              50,000
  Installment Loans to individuals & credit cards   50,000
  Lease financing                                        0

            01/01/95 through 12/31/95   Total     $250,000

    The following table will identify charge-offs by category for the periods ending December 31 as indicated:

                                           Year Ending December 31
                                               (in thousands)
                                         1994         1993        1992

Charge-offs:
 Domestic:
  Commercial, Financial & Agricultural  $   32       $  415      $  649

  Real Estate-Construction                   0            0           0
  Real Estate-Mortgage                      22           27         115
  Installment Loans to individuals
   & credit cards                          132          159         245
  Lease financing                            0            0           0
                   Total                $  186        $ 601      $1,009

Recoveries:
 Domestic:
  Commercial, Financial & Agricultural  $   30       $   53       $   66

  Real Estate-Construction                   0            0            0
  Real Estate-Mortgage                      12           11          148
   Installment Loans to individuals
   & credit cards                          120          109          151

  Lease financing                            0            0            0
                               Total    $  162       $  173       $  365
Net Charge-offs                         $   24       $  428       $  644


COMPOSITION OF INVESTMENT SECURITIES
                                              December 31
                                             (in thousands)

                               1994     1993     1992     1991      1990

U. S. Treasury &
 Government Agencies         $47,042  $42,502  $59,019   $50,919  $43,337

State & Political
 Subdivisions                $10,883  $12,774  $ 9,300   $ 3,239   $7,484

All Others                   $ 4,801  $ 5,471  $ 6,129   $ 4,944   $5,251

                  TOTALS     $62,726  $60,747  $74,448   $59,102  $56,072

MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 1994
                                   (in thousands)

                                   Maturing          Maturing       Maturing
                  Maturing      After One Year    After Five Years    After
               Within One Year Within Five Years Within Ten Years   Ten Years
                Amount Yield    Amount   Yield     Amount   Yield Amount  Yield
U. S. Treasury
 and Government
 Agencies      $ 2,000  6.40%  $31,986   6.43%   $ 5,916  7.05%  $7,140  6.45%


State and
Political
Subdivisions*  $ 1,320  6.82%  $ 6,075   7.26%   $ 3,488  5.36%    ---    --

All Others     $   800  6.50%  $ 1,250   6.56%   $ 2,151  5.50%  $  600  9.14%

TOTALS         $ 4,120  6.55%  $39,311   6.56%   $11,555  6.25%  $7,740  6.65%


*Yields on tax free investments are stated herein on a taxable equivalent basis.

HELD TO MATURITY & AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 1994

                                          Held to Maturity  Available for Sale
                                                      (in thousands)
                                          Amortized  Fair   Amortized   Fair
                                            Cost     Value    Cost      Value

U.S. Treasury Securities                   6,435     6,208     5,515      5,315
U.S. Government Agency & Corporation
  obligations (exclude mortgage-backed
  securities):
  Issued by U.S. Govt. Agencies (2)          301       293         0          0
  Issued by U.S. Govt.-Sponsored
      Agencies (3)                        22,554    21,554     3,602      3,583
Securities issued by states & political
  subdivisions in the U.S.:
  General Obligations                      6,335     6,066        50         50
  Revenue Obligations                      3,091     2,926       770        767
  Industrial development &
   similar obligations                         0         0       625        640
Mortgage-backed Securities (MBS):
  Pass-through securities:
   Guaranteed by GNMA                        618       604     1,192      1,129
   Issued by FNMA & FHLMC                  1,319     1,276         0          0
  Privately-issued                             0         0         0          0
   CMOs & REMICs:
   Issued by FNMA & FHLMC                  5,050     4,652       812        736
   Privately-issued &
    collateralized by MBS
    issued or guaranteed by
    FNMA, FHLMC or GNMA                      600       617         0          0
   All other privately-issued                  0         0         0          0
Other Debt Securities                          0         0         0          0
  Other domestic debt securities             989       952     1,051      1,053
  Foreign debt securities                      0         0         0          0
Equity Securities:
  Investments in Mutual Funds                  0         0         0          0
  Other equity securities with readily
    determinable fair values                   0         0     2,161      2,161
  All other equity securities (1)              0         0         0          0
Total                                     47,292    45,148    15,778     15,434

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

     A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Securities contained within the portfolio consist primarily of U.
S. Treasury, and other U. S. Government Agency securities and tax exempt obligations of States and Political Subdivisions. All other securities comprise approximately 7.65% of the portfolio. Tax Free Investments make up approximately 17% of the portfolio.

     Investments for the first half of 1994 were curtailed by strong loan demand and the implementation of Financial Accounting Standard No. 115 which addresses Accounting for Certain Investments in Debt and Equity Securities. FASB 115 requires that banks maintain separate investment portfolios for Held-To-Maturity, Available-For-Sale, and Trading Account investments. As of 12/31/94 approximately 24.61% of total investments were booked in the Available For Sale portfolio. The remaining 75.39% was placed in the Held to Maturity account. FASB 115 also requires banks to mark to market the Available for Sale and Trading account investments at the end of each calendar quarter. Held-To-Maturity account investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a negative after tax impact on the capital account of the consolidated balance sheet at 12/31/94 of $259,543. All purchases and sale transactions in 1994 were made according to specifications set forth in FASB 115. During the fourth quarter, 1994, there were no transfers between the trading, held for sale, or held to maturity accounts.

     As of 12/31/94, the securities portfolio held $13,940,968 in "Derivative" products which consisted of $6,462,128 CMO's (Collateralized Mortgage Obligations), $483,745 Strip Coupon, and $6,995,095 in Structured Notes. "Derivative" are non-traditional securities that derive value from the price action of other assets. Total investment in Derivative products constitutes 22% of the investment portfolio and are Government Backed securities bearing short maturities. These investments do no represent a high level of concentration or an abnormal amount of market risk to the overall portfolio.

     Maturities in the portfolio are made up of 6.55% within one year, and 62.67% after one year and within five years. Policy provides for 20% maturities on an annual basis. Management made a conscious effort to shorten maturities in 1994 based on volatility in interest rates and mark to market rules. Maturities on investments purchased In 1995 will be structured to meet loan demand as well as projected changes in interest rates.

    Gains/Losses reflected in year-end income statements attributable to trading account securities:

   Year Ended
     12/31       Gains        Losses           Net

    1994      $     0.00   $     0.00     $     0.00
    1993      $     0.00   $     0.00     $     0.00
    1992      $     0.00   $     0.00     $     0.00

    The following table allocates by category unrealized Gains/Losses within the portfolio as of December 31, 1994 (in thousands):

                                  UNREALIZED              NET
                             GAINS        LOSSES    GAINS/LOSSES

U.S. TREASURY
  SECURITIES                $     0        $  227       $  (227)

OBLIGATIONS OF U.S.
  GOVERNMENT AGENCIES
  AND CORPORATIONS          $     4        $1,467       $(1,463)

OBLIGATIONS OF STATES
  AND POLITICAL
  SUBDIVISIONS              $     5        $  438       $  (433)

FEDERAL RESERVE AND
  CORPORATE STOCK           $     0        $   21       $   (21)

TOTALS                      $     9        $2,153       $(2,144)

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. The liquidity which is determined by a comparison of net liquid assets to net liabilities remains between 10% and 15%. The stability of our deposit base, sound asset/liability management, a strong capital base and quality assets assure adequate liquidity. Low interest rates during 1993 and the first 9 months of 1994 placed pressure on the banks' ability to retain funds in maturing certificates of deposit. Many of our customers were seeking alternate investment options in annuities, mutual funds, and stocks. Deposits over $100,000 were more volatile and interest sensitive than smaller consumer deposits which make up the major portion of our deposit base. Another factor that affected the liquidity ratio was the demand to lock in low interest rates for longer periods of time. In excess of 71,000,000 in loans shifted from the adjustable rates to fixed or predetermined rates. However, this trend was shifting in the fourth quarter, along with upward moves in interest rates.

     To address liquidity concerns the bank became a member of the Federal Home Loan Bank, thereby opening up an additional liquidity source totaling $11.5 Million should the need arise. In 1994 Federal Home Loan Bank Borrowings totaled $4,124,170. These borrowings are maturity matched with specific loans and investments on the books of the bank. The average Federal Home Loan Borrowings for 1994 was $2,889,000. Other sources that are available to meet liquidity needs are (1) Loans in excess of $42,900,000 and Investment Securities totaling $4,120,000 maturing within one year and (2) Lines of Credit with correspondent banks totaling 7.5 million.

    Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more sensitive than long-term investment securities and fixed rate loans. The shorter term interest sensitive assets and liabilities are the key to measure-ment of the interest sensitivity gap. Minimizing this gap is a continual challenge and is a primary objective of the asset/liability management program.

     The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset/Liability Management Policy provides that the cumulative gap as a percent of assets shall not exceed 10% for categories up to 12 months and one to two year categories and 20% for categories in excess of two years. As evidenced by the following table, our current position is significantly below this level, with annual income exposure determined to be less than the $150,000 exposure limitation set by policy.

                                       CONDENSED GAP REPORT
12/31/94                                  CURRENT BALANCES
                                            (in thousands)
                                    DAILY     0-1        1-2      2-3         3-6      6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS      MONTHS   MONTHS
CASH AND DUE FROM:
CURRENCY AND COIN         2,450       -          -          -         -           -        -
DUE FROM BANKS            1,275       -          -          -         -           -        -
CASH ITEMS                5,763       -          -          -         -           -        -
MONEY MARKET                160     160          -          -         -           -        -

TOTAL CASH & DUE FROM     9,648     160          -          -         -           -        -

INVESTMENTS:
US TREASURIES            11,750       -          -          -         -           -        -
US AGENCIES              27,371       -          -          -         -       1,000    1,000
VARIABLE AGENCIES         7,920       -          -          -     3,292           -    4,128
MUNICIPALS               10,883       -          -        440         -          50      830
CORP & OTHERS             3,527       -          -        500         -         300        -
FEDERAL HOME LOAN BANK    1,275       -          -          -         -           -        -

TOTAL INVESTMENTS        62,726       -          -        940     3,292       1,350    5,958

LOANS:
COMMERCIAL FIXED         19,845       -      1,337        553       778       1,939    5,398
COMMERCIAL VARIABLE      18,692  18,692          -          -         -           -        -
REAL ESTATE-VARIABLE     20,749  20,749          -          -         -           -        -
REAL ESTATE FIXED        79,511       -      1,938      1,474     2,383       2,828    2,784
HOME EQUITY LOANS         4,663   4,663          -          -         -          -        -
SEC MORTGAGE                136       -        136          -         -          -        -
INSTALLMENT LOANS        18,846       -        237        283       217         639    1,519
INSTALLMENT VARIABLE        271     271          -          -         -           -        -
FLOOR PLAN                  979       -        979          -         -           -        -
CREDIT CARDS              1,765       -          -          -         -           -    1,756
OVERDRAFTS                  256     256          -          -         -           -        -
NON-ACCRUAL LOANS           945       -          -          -         -           -        -
FHLB LOANS                2,123       -          -          -         -           -        -
TOTAL LOANS             168,781  44,631      4,627      2,310     3,378       5,406   11,466
LOAN LOSS RESERVE         2,054       -          -          -         -           -        -

NET LOANS               166,727  44,631      4,627      2,310     3,378       5,406   11,466

FED FUNDS SOLD            2,900   2,900          -          -         -           -        -

TOTAL FED FUNDS SOLD      2,900   2,900          -          -         -           -        -

TOTAL EARNING ASSETS    232,353  47,531      4,627      3,250     6,670       6,756   17,424

OTHER ASSETS:
BUILDING, F&F & LAND      8,392       -          -          -         -           -        -
OTHER REAL ESTATE           148       -          -          -         -           -        -
OTHER ASSETS              3,641       -          -          -         -           -        -

TOTAL OTHER ASSETS       12,181       -          -          -         -           -        -

TOTAL ASSETS            254,182  47,691      4,627      3,250     6,670       6,756   17,424

DEMAND DEPOSITS:
BANKS                        39       -          -          -         -           -        -
DEMAND DEPOSITS          26,744       -          -          -         -           -        -

TOTAL DEMAND             26,783       -          -          -         -           -        -

SAVINGS ACCOUNTS:
REGULAR SAVINGS          18,249       -          -          -         -           -        -
NOW ACCOUNT              27,261       -          -          -         -           -        -
IMF-MMDA                 11,768       -     11,768          -         -           -        -
HIGH YIELD ACCOUNT        4,429       -      4,429          -         -           -        -
DOGWOOD CLUB              4,642       -          -          -         -           -        -

TOTAL SAVINGS            66,349       -     16,197          -         -           -        -

                           CONDENSED GAP REPORT
12/31/94                     CURRENT BALANCES
                              (in thousands)

                          1-2      2+
                         YEARS    YEARS
CASH AND DUE FROM:
CURRENCY AND COIN            -    2,450
DUE FROM BANKS               -    1,275
CASH ITEMS                   -    5,763
MONEY MARKET                 -        -

TOTAL CASH & DUE FROM        -    9,488

INVESTMENTS:
US TREASURIES             3,000   8,750
US AGENCIES               2,729  22,642
VARIABLE AGENCIES           500       -
MUNICIPALS                  220   9,343
CORP & OTHERS               750   1,977
FEDERAL HOME LOAN BANK        -   1,275

TOTAL INVESTMENTS         7,199  43,987

LOANS:
COMMERCIAL FIXED          1,592   8,248
COMMERCIAL VARIABLE           -       -
REAL ESTATE-VARIABLE          -       -
REAL ESTATE FIXED         5,784  62,320
HOME EQUITY LOANS             -       -
SEC MORTGAGE                  -       -
INSTALLMENT LOANS         3,636  12,315
INSTALLMENT VARIABLE          -       -
FLOOR PLAN                    -       -
CREDIT CARDS                  -       -
OVERDRAFTS                    -       -
NON-ACCRUAL LOANS             -     945
FHLB LOANS                    -   2,123
TOTAL LOANS              11,012  85,951
LOAN LOSS RESERVE             -   2,054

NET LOANS                11,012  83,897

FED FUNDS SOLD                -       -

TOTAL FED FUNDS SOLD          -       -

TOTAL EARNING ASSETS     18,211 127,884

OTHER ASSETS:
BUILDING, F&F & LAND          -   8,392
OTHER REAL ESTATE             -     148
OTHER ASSETS                  -   3,641

TOTAL OTHER ASSETS            -  12,181

TOTAL ASSETS             18,211 149,553

DEMAND DEPOSITS:
BANKS                         -      39
DEMAND DEPOSITS               -  26,744

TOTAL DEMAND                  -  26,783

SAVINGS ACCOUNTS:
REGULAR SAVINGS               -  18,249
NOW ACCOUNT                   -  27,261
IMF-MMDA                      -       -
HIGH YIELD ACCOUNT            -       -
DOGWOOD CLUB                  -   4,642

TOTAL SAVINGS                 -  50,152

                                       CONDENSED GAP REPORT
12/31/94                                  CURRENT BALANCES
                                           (in thousands)
                                    DAILY     0-1        1-2      2-3         3-6      6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS      MONTHS   MONTHS
TIME DEPOSITS:
FLEX-CD                  81,619       -      7,044      3,635     4,747      17,584   21,131
LARGE CD-FLEX            16,805       -      1,054        721     1,900       3,302    5,550
IRA-FLOATING                237     237          -          -         -         -        -
IRA-FIXED                17,720     262        262        457       347       1,126    2,874
CHRISTMAS CLUB               71       -          -          -         -          -       71

TOTAL TIME              116,452     499      8,360      4,813     6,994      22,012   29,626

TOTAL DEPOSITS          209,584     499     24,557      4,813     6,994      22,012   29,626

SHORT TERM BORROWINGS:
TT&L                        612     612          -          -         -           -        -
SECURITIES SOLD-SWEEP    10,956  10,956          -          -         -           -        -
SECURITIES SOLD-FIXED     5,994       -      1,665      2,279       550         600      342
FHLB-LIBOR INVESTMENT     1,907       -          -      1,907         -           -        -
FHLB-LONG TERM            2,218       -          -          -         -           -        -

TOTAL SHORT TERM BORR.   21,687  11,568      1,665      4,186       550         600      342

OTHER LIABILITIES:
ACCRUED INT. PAYABLE      1,432       -          -          -         -           -        -
OTHER LIABILITIES            51       -          -          -         -           -        -

TOTAL OTHER LIABILITIES   1,483       -          -          -         -           -        -

TOTAL LIABILITIES       232,754  12,067     26,222      8,999     7,544      22,612   29,968

CAPITAL:
COMMON STOCK              2,000       -          -          -         -           -        -
SURPLUS                   4,000       -          -          -         -           -        -
UNREALIZED GAIN (LOSSES)   -240       -          -          -         -           -        -
UNDIVIDED PROFITS        15,668       -          -          -         -           -        -


TOTAL CAPITAL            21,428       -          -          -         -           -        -

TOTAL LIAB'S & CAPITAL  254,182  12,067     26,222      8,999     7,544      22,612   29,968

GAP (SPREAD)                  -  35,624    -21,595     -5,749      -874     -15,856  -12,544
GAP % TOTAL ASSETS            -   14.02      -8.50      -2.26     -0.34       -6.24    -4.94
CUMULATIVE GAP                -  35,624     14,029      8,280     7,406      -8,450  -20,994
CUM. GAP % TOTAL ASSETS       -   14.02       5.52       3.26      2.91       -3.32    -8.26
SENSITIVITY RATIO             -    3.95       1.37       1.18      1.14        0.89     0.80

                          CONDENSED GAP REPORT
12/31/94                    CURRENT BALANCES
                             (in thousands)

                          1-2       2+
                         YEARS     YEARS
TIME DEPOSITS:
FLEX-CD                  11,041   16,437
LARGE CD-FLEX             1,878    2,400
IRA-FLOATING                  -        -
IRA-FIXED                 3,397    8,995
CHRISTMAS CLUB                -        -

TOTAL TIME               16,316   27,832

TOTAL DEPOSITS           16,316  104,767

SHORT TERM BORROWINGS:
TT&L                          -        -
SECURITIES SOLD-SWEEP         -        -
SECURITIES SOLD-FIXED       165      393
FHLB-LIBOR INVESTMENT         -        -
FHLB-LONG TERM                -    2,218

TOTAL SHORT TERM BORR.      165    2,611

OTHER LIABILITIES:
ACCRUED INT. PAYABLE          -    1,432
OTHER LIABILITIES             -       51

TOTAL OTHER LIABILITIES       -    1,483

TOTAL LIABILITIES        16,481  108,861

CAPITAL:
COMMON STOCK                  -    2,000
SURPLUS                       -    4,000
UNREALIZED GAIN (LOSSES)            -240
UNDIVIDED PROFITS             -   15,668

TOTAL CAPITAL                 -   21,428

TOTAL LIAB'S & CAPITAL   16,481  130,289

GAP (SPREAD)              1,730   19,264
GAP % TOTAL ASSETS         0.68     7.58
CUMULATIVE GAP          -19,264        -
CUM. GAP % TOTAL ASSETS   -7.58        -
SENSITIVITY RATIO          0.84     1.00

                                           CONDENSED GAP REPORT
12/31/94                                      CURRENT BALANCES
                                               (in thousands)
                         AVERAGE    DAILY     0-1        1-2      2-3         3-6      6-12
                         RATE     FLOATING   MONTHS     MONTHS   MONTHS      MONTHS   MONTHS
CASH AND DUE FROM:
CURRENCY AND COIN            -        -          -          -         -           -        -
DUE FROM BANKS               -        -          -          -         -           -        -
CASH ITEMS                   -        -          -          -         -           -        -
MONEY MARKET               5.50    5.50          -          -         -           -        -
TOTAL CASH & DUE FROM      0.09    5.50          -          -         -           -        -

INVESTMENTS:
US TREASURIES              6.12       -          -          -         -           -        -
US AGENCIES                6.46       -          -          -         -        6.38     6.42
VARIABLE AGENCIES          6.48       -          -          -      6.50          -     6.45
MUNICIPALS                 7.05       -          -       5.93         -        8.48     7.18
CORP & OTHERS              6.83       -          -       5.00         -        9.00        -
FEDERAL HOME LOAN BANK     6.05       -          -          -         -           -        -

TOTAL INVESTMENTS          6.51       -          -       5.43      6.50        7.04     6.54

LOANS:
COMMERCIAL FIXED           7.79       -       7.36       7.83      8.04        8.08     7.72
COMMERCIAL VARIABLE        9.65    9.65          -          -         -           -        -
REAL ESTATE-VARIABLE       9.65    9.65          -          -         -           -        -
REAL ESTATE FIXED          8.17       -       7.68       9.60      8.54        8.99     9.34
HOME EQUITY LOANS          9.40    9.40          -          -         -           -        -
SEC MORTGAGE               9.50       -       9.50          -         -           -        -
INSTALLMENT LOANS          9.74       -       8.91       9.70      9.60        9.88    10.48
INSTALLMENT VARIABLE      10.24   10.24          -          -         -           -        -
FLOOR PLAN                 9.75       -       9.75          -         -           -        -
CREDIT CARDS              14.50       -          -          -         -           -    14.50
OVERDRAFTS                    -       -          -          -         -           -        -
NON-ACCRUAL LOANS             -       -          -          -         -           -        -
FHLB LOANS                 7.60       -          -          -         -           -        -
TOTAL LOANS                8.69    9.57       8.14       9.19      8.49        8.77     9.52
LOAN LOSS RESERVE             -       -          -          -         -          -        -

NET LOANS                  8.80    9.57       8.14       9.19      8.49        8.77     9.52

FED FUNDS SOLD             5.50    5.50          -          -         -           -        -

TOTAL FED FUNDS SOLD       5.50    5.50          -          -         -           -        -

TOTAL EARNING ASSETS       8.14    9.32       8.14       8.10      7.51        8.42     8.50

OTHER ASSETS:
BUILDING, F&F & LAND          -       -          -          -         -           -        -
OTHER REAL ESTATE             -       -          -          -         -           -        -
OTHER ASSETS                  -       -          -          -         -           -        -

TOTAL OTHER ASSETS            -       -          -          -         -           -        -

TOTAL ASSETS               7.45    9.31       8.14       8.10      7.51        8.42     8.50

DEMAND DEPOSITS:
BANKS                         -       -          -          -         -           -        -
DEMAND DEPOSITS               -       -          -          -         -           -        -

TOTAL DEMAND                  -       -          -          -         -           -        -

SAVINGS ACCOUNTS:
REGULAR SAVINGS            3.01       -          -          -         -           -        -
NOW ACCOUNT                2.45       -          -          -         -           -        -
IMF-MMDA                   2.96       -       2.96          -         -           -        -
HIGH YIELD ACCOUNT         5.02       -       5.02          -         -           -        -
DOGWOOD CLUB               2.15       -          -          -         -           -        -

TOTAL SAVINGS              2.84       -       3.52          -         -           -        -

                           CONDENSED GAP REPORT
12/31/94                     CURRENT BALANCES
                              (in thousands)

                          1-2      2+
                         YEARS    YEARS
CASH AND DUE FROM:
CURRENCY AND COIN            -        -
DUE FROM BANKS               -        -
CASH ITEMS                   -        -
MONEY MARKET                 -        -
TOTAL CASH & DUE FROM        -        -

INVESTMENTS:
US TREASURIES              5.49    6.34
US AGENCIES                7.22    6.38
VARIABLE AGENCIES          6.60       -
MUNICIPALS                 5.56    7.12
CORP & OTHERS              6.87    6.95
FEDERAL HOME LOAN BANK        -    6.05

TOTAL INVESTMENTS          6.36    6.54

LOANS:
COMMERCIAL FIXED           8.03    7.78
COMMERCIAL VARIABLE           -       -
REAL ESTATE-VARIABLE          -       -
REAL ESTATE FIXED          8.84    7.98
HOME EQUITY LOANS             -       -
SEC MORTGAGE                  -       -
INSTALLMENT LOANS         10.80    9.35
INSTALLMENT VARIABLE          -       -
FLOOR PLAN                    -       -
CREDIT CARDS                  -       -
OVERDRAFTS                    -       -
NON-ACCRUAL LOANS             -       -
FHLB LOANS                    -    7.60
TOTAL LOANS                9.37    8.06
LOAN LOSS RESERVE             -       -

NET LOANS                  9.37    8.26

FED FUNDS SOLD                -       -

TOTAL FED FUNDS SOLD          -       -

TOTAL EARNING ASSETS       8.18    7.67

OTHER ASSETS:
BUILDING, F&F & LAND          -       -
OTHER REAL ESTATE             -       -
OTHER ASSETS                  -       -

TOTAL OTHER ASSETS            -       -

TOTAL ASSETS               8.18    6.56

DEMAND DEPOSITS:
BANKS                         -       -
DEMAND DEPOSITS               -       -

TOTAL DEMAND                  -       -

SAVINGS ACCOUNTS:
REGULAR SAVINGS               -    3.01
NOW ACCOUNT                   -    2.45
IMF-MMDA                      -       -
HIGH YIELD ACCOUNT            -       -
DOGWOOD CLUB                  -    2.15

TOTAL SAVINGS                 -    2.62

                                           CONDENSED GAP REPORT
12/31/94                                      CURRENT BALANCES
                                               (in thousands)
                        AVERAGE     DAILY     0-1        1-2      2-3         3-6      6-12
                         RATE     FLOATING   MONTHS     MONTHS   MONTHS      MONTHS   MONTHS
TIME DEPOSITS:
FLEX-CD                    5.27       -       4.23       4.26      4.33        5.04     5.45
LARGE CD-FLEX              5.27       -       4.47       3.18      4.66        4.98     5.38
IRA-FLOATING               3.00    3.00          -          -         -           -        -
IRA-FIXED                  5.63    4.21       4.21       4.34      4.05        4.26     5.21
CHRISTMAS CLUB             2.46       -          -          -         -          -     2.46

TOTAL TIME                 5.32    3.63       4.26       4.11      4.40        4.99     5.40

TOTAL DEPOSITS             3.86    3.63       3.77       4.11      4.40        4.99     5.40

SHORT TERM BORROWINGS:
TT&L                       5.54    5.54          -          -         -           -        -
SECURITIES SOLD-SWEEP      4.05    4.05          -          -         -           -        -
SECURITIES SOLD-FIXED      4.92       -       4.15       5.22      4.50        5.12     5.50
FHLB-LIBOR INVESTMENT      6.05       -          -       6.05         -           -        -
FHLB-LONG TERM             5.50       -          -          -         -           -        -

TOTAL SHORT TERM BORR.     4.65    4.12       4.15       5.60      4.50        5.12     5.50

OTHER LIABILITIES:
ACCRUED INT. PAYABLE          -       -          -          -         -           -        -
OTHER LIABILITIES             -       -          -          -         -           -        -

TOTAL OTHER LIABILITIES       -       -          -          -         -           -        -

TOTAL LIABILITIES          3.91    4.10       3.80       4.80      4.41        4.99     5.41

CAPITAL:
COMMON STOCK                  -       -          -          -         -           -        -
SURPLUS                       -       -          -          -         -           -        -
UNREALIZED GAIN (LOSSES)      -       -          -          -         -           -        -
UNDIVIDED PROFITS             -       -          -          -         -           -        -

TOTAL CAPITAL                 -       -          -          -         -           -        -

TOTAL LIAB'S & CAPITAL     3.58    4.10       3.80       4.80      4.41        4.99     5.41

GAP (SPREAD)               3.87    5.20       4.34       3.30      3.10        3.43     3.10
GAP % TOTAL ASSETS
CUMULATIVE GAP
CUM. GAP % TOTAL ASSETS
SENSITIVITY RATIO

                           CONDENSED GAP REPORT
12/31/94                     CURRENT BALANCES
                              (in thousands)

                          1-2       2+
                         YEARS     YEARS
TIME DEPOSITS:
FLEX-CD                    5.45     6.13
LARGE CD-FLEX              6.08     6.21
IRA-FLOATING                  -        -
IRA-FIXED                  5.84     6.07
CHRISTMAS CLUB                -       -

TOTAL TIME                 5.60     6.12

TOTAL DEPOSITS             5.60     2.88

SHORT TERM BORROWINGS:
TT&L                          -        -
SECURITIES SOLD-SWEEP         -        -
SECURITIES SOLD-FIXED      5.29     6.05
FHLB-LIBOR INVESTMENT         -        -
FHLB-LONG TERM                -     5.50

TOTAL SHORT TERM BORR.     5.29     5.58

OTHER LIABILITIES:
ACCRUED INT. PAYABLE          -        -
OTHER LIABILITIES             -        -

TOTAL OTHER LIABILITIES       -        -

TOTAL LIABILITIES          5.60     2.90

CAPITAL:
COMMON STOCK                  -        -
SURPLUS                       -        -
UNREALIZED GAIN (LOSSES)
UNDIVIDED PROFITS             -        -

TOTAL CAPITAL                 -        -

TOTAL LIAB'S & CAPITAL     5.60     2.43

GAP (SPREAD)               2.58     4.13
GAP % TOTAL ASSETS
CUMULATIVE GAP
CUM. GAP % TOTAL ASSETS
SENSITIVITY RATIO

RETURN ON EQUITY AND ASSETS
FIRST CITIZENS BANCSHARES, INC.
                                      1994     1993   1992   1991    1990
Percentage of Net Income to:
Average Total Assets                  1.20%   1.17%    .95%   .89%   .60%
Average Shareholders Equity          12.93%  13.48%  11.79% 11.65%  8.43%

Percentage of Dividends Declared
 Per Common Share to Net Income
 Per Common Share                    29.23%  25.62%  27.67% 28.86% 42.57%

Percentage of Average Shareholders'
 Equity to Average Total Assets       9.27%   8.71%   8.07%  7.60%  7.27%

     An analysis of Bancshares Return on Assets reflects sustained improvement in earnings when comparing 1990 thru 1994. Return on Assets as of 12/31/94 were 1.20% compared to 1.17%, .95%, .89%, and .60% for the previous four years respectively. Improved earnings are reflective of an ongoing effort to control expenses and maximize earnings to achieve earnings comparable to peer group banks. The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing quality customer service. The Bank's management and employees are rewarded with incentive compensation based on the level of ROA achieved at year end. A return on assets of 1.15% is required if maximum benefits are to be realized.

     Total Shareholders' equity (including Loan Loss Reserve) of First Citizens Bancshares as of 12/31/94 was $23,879,000 compared to $21,700,000 at 12/31/93. Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

CAPITAL RESOURCES/TOTAL ASSETS - YEAR-END TOTALS
FIRST CITIZENS BANCSHARES, INC.

1994       1993      1992      1991      1990

9.30%      9.24%     8.05%     7.75%     7.34%

     Cash Dividends to Shareholders for 1994, 1993 and 1992 respectively were $1.19, $2.10, and $2.30. Total shares outstanding was 714,821 at 12/31/94 and 706,656 at 12/31/93.
An Amendment to the Articles of Association ratified by the Shareholders in April, 1993 approved an increase in number of shares authorized from 750,000 to 2,000,000. In September, 1993 a 2.5 for l stock split on the Common Capital Stock of Bancshares was declared to holders of record as of October 15, 1993. The number of shares outstanding increased proportionately with changes to the capital account. In addition a 10% stock dividend was declared payable December 15, 1992 which provided for issuance of one share of stock for each 10 shares owned, with payment of fractional shares being made in cash. 25,158 shares were issued as a result of the dividend.

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

     Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio for Bancshares and First Citizens National Bank as of 12/31/94 and 12/31/93 was 14.06 percent and 12.96 percent respectively, significantly above the 8.0 percent level required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


Board of Directors
First Citizens Bancshares, Inc.
Dyersburg, Tennessee  38024



    We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and Subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and Subsidiary as of December 31, 1994 and 1993, and their results of operations and cash flows for the three years ended December 31, 1994, in conformity with generally accepted accounting principles.



Dyersburg, Tennessee
January 27, 1995

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1994 and 1993

                                                      1994          1993
                                 ASSETS

Cash and due from banks - Note 13                   $  9,784,155  $ 8,407,663
Federal funds sold                                     2,900,000    5,200,000
Investment securities - Notes 1 and 2
  (market value $61,789,052 at December 31, 1993)
                                                                   60,747,040
Investment securities - Notes 1 and 2
  Securities held-to-maturity (fair value
  of $45,151,062 at December 31, 1994)                47,294,807
  Securities available-for-sale, at fair value        16,873,500
Loans - Notes 1 and 3 (net of unearned income
  of $1,333,952 in 1994 and $1,065,608 in 1993)      168,781,491  149,322,178
Less:  Allowance for loan losses - Notes 1 and 4       2,053,843    1,676,133
          Net Loans                                  166,727,648  147,646,045
Premises and equipment - Notes 1 and 5                 8,392,199    7,778,246
Accrued interest receivable                            3,001,337    2,572,669
Other assets - Notes 1 and 6                           1,712,888    2,540,369

              TOTAL ASSETS                          $256,686,534 $234,892,032


                    LIABILITIES AND STOCKHOLDERS' EQUITY
          Liabilities
Deposits: Note 7
  Demand                                            $ 26,540,953  $22,324,092
  Time                                               116,590,688  105,189,285
  Savings                                             66,348,610   66,309,872
Total Deposits                                       209,480,251  193,823,249
Securities sold under agreement to repurchase         16,950,086   16,914,142
Long-term debt - Note 16                               4,124,730       30,021
Other liabilities                                      2,252,719    2,424,143
          Total Liabilities                          232,807,786  213,191,555

          Stockholders' Equity
Common stock, par value $1 in 1994
  and $10 in 1993 - Note 11
Authorized - 2,000,000 in 1994 and 750,000 in 1993
Issued and outstanding -
  714,824 shares in 1994
  706,656 shares in 1993                                714,824    7,066,560
Surplus                                               9,000,485    2,356,082
Retained earnings                                    14,423,084   12,338,242
Unrealized gain (loss) on securities available-for
  sale, net of applicable deferred income taxes        (259,543)
Less treasury stock, at cost 3 shares in 1994
  and 2,024 shares in 1993                                 (102)     (60,407)
          Total Stockholders' Equity                 23,878,748   21,700,477

              TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                             $256,686,534 $234,892,032


                See accompanying notes and accountant's report.

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 1994, 1993 and 1992


                                            1994          1993         1992
          Interest Income

Interest and fees on loans               $15,309,792  $14,029,313   $14,289,129
Interest and dividends on investment
  securities:
    Taxable                                2,950,541    3,499,964     3,994,589
    Tax-exempt                               598,515      447,114       321,501
Dividends                                    160,085       91,738        19,245
Other interest income                        113,435       81,203       257,470
Lease financing income                         4,271        6,426        11,182
          Total Interest Income           19,136,639    18,155,758   18,893,116

          Interest Expense
Interest on deposits                         7,106,421   6,588,376    7,846,697
Interest on long-term debt                     233,659      26,557       27,836
Other interest expense                         631,006     646,021      629,606
    Total Interest Expense                   7,971,086   7,260,954    8,504,139
Net Interest Income                         11,165,553  10,894,804   10,388,977
Provision for loan losses - Note 4             402,000     401,273      411,001
Net interest income after provision
 for loan losses                            10,763,553  10,493,531    9,977,976


          Other Income
Income from fiduciary activities               625,293     521,284      522,540
Service charges on deposit accounts            426,348     439,756      434,058
Other service charges, commissions,
  and fees                                     703,599     771,024      559,284
Securities gains (losses) - net - Note 2       (69,534)     31,758      159,820
Other income                                   494,996      316,496     322,311
   Total Other Income                        2,180,702    2,080,318   1,998,013

          Other Expenses
Salaries and employee benefits -
  Note 8                                     4,970,061    4,750,184   4,510,654
Net occupancy expenses                         317,614      348,702     309,921
Furniture and equipment expense                144,805      135,895     148,616
Depreciation                                   823,599      798,220     596,221
Data processing expense                        177,288      154,670     802,398
Legal and professional fees                     86,818      128,574     116,959
Stationery and office supplies                 146,685      161,796     172,542
Other expenses                               2,143,276    2,254,641   2,089,716
          Total Other Expenses               8,810,146    8,732,682   8,747,027


Net income before income taxes              $4,134,109   $3,841,167 $ 3,228,962

Provision for income tax expense -
  Note 9                                     1,187,860    1,202,708   1,054,252

Net income from operations                   2,946,249    2,638,459   2,174,710

Cumulative change in accounting
    principle - Note 9                                      125,278

Net Income                                  $2,946,249   $2,763,737 $ 2,174,710

Earnings Per Common Share - Note 10:
  Net income from operations                $     4.15   $     3.76 $      3.40

  Net income                                $     4.15   $     3.94 $      3.40

Weighted average shares outstanding            709,434      700,958     640,363

              See accompanying notes and accountants' report.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1994, 1993, and 1992





                                                    Common Stock
                                           Shares      Amount      Surplus

Balance, January 1, 1992                   254,089  $ 2,540,890 $ 5,324,833

Net income, year ended
  December 31, 1992
Cash dividends paid - $2.30 per share
  Ten percent stock dividend -
  December, 1992 - Note 10                  25,158      251,580   1,069,215
Payment of principal on note

Balance, December 31, 1992                 279,247    2,792,470   6,394,048

Net income, year ended December 31, 1993

Cash dividends paid - $2.10 per share
Sale of common stock                         4,711       47,110     189,014
Stock split - Note 10                      422,698    4,226,980  (4,226,980)
Payment of principal on note
Treasury stock transactions-net

Balance, December 31, 1993                 706,656    7,066,560   2,356,082

Net income, year ended December 31, 1994
Cash dividends paid - $1.19 per share
Conversion of par value of common stock
  from $10 to $1 - Note 11                           (6,378,246)  6,378,246
Sale of common stock                         8,168       26,510     265,710
Adjustment to record unrealized
  gain (loss) in securities
  available-for-sale, net of
  applicable deferred income taxes
  effective January 1, 1994 - Note 2

Adjustment of unrealized gain (loss)
  on securities available-for-sale,
  net of applicable deferred income
  taxes during the year - Note 2

Treasury Stock transactions - net                                       447

Balance, December 31, 1994                 714,824  $   714,824 $ 9,000,485

                 See accompanying notes and accountants' report.

                                                 Unrealized
                                               Gain (Loss) on
                                                Securities
                                               Available-for-
                           Obligation          Sale, Net of
                           of employee           Applicable
        Retained         Stock Ownership      Deferred Income       Treasury
        Earnings              Plan                 Taxes             Stock
      $10,030 ,420          $(320,000)        $     -0-            $     -0-


         2,174,710
          (601,878)

        (1,320,795)
                              160,000

        10,282,457           (160,000)               -0-                 -0-

         2,763,737
          (707,952)


                              160,000
                                                                    (60,407)

        12,338,242                 -0-               -0-            (60,407)

         2,946,249
          (861,407)







                                                    94,696




                                                  (354,239)

                                                                     60,305

       $14,423,084           $     -0-           $(259,543)       $    (102)

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  Years Ended December 31, 1994, 1993, and 1992

                                        1994            1993            1992
          Operating Activities

Net income                          $ 2,946,249  $ 2,763,737       $ 2,174,710
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
          Provision for loan losses     402,000      401,273           411,001
    Provision for losses on other
      real estate                                      3,000             7,600
    Provision for depreciation          823,599      798,220           596,221
          Amortization of investment
            security discounts                       (25,919)          (31,849)
          Deferred income taxes         (31,737)    (175,989)
    (Gains) losses on sales of
            other real estate                         (4,289)          (13,903)
          Realized and unrealized
            investment security (gains)
            losses                       69,534      (31,758)         (159,820)
    (Increase) decrease in accrued
            interest receivable        (428,668)     284,995           469,832
          Increase (decrease) in accrued
            interest payable                          29,159          (471,601)
          (Increase) decrease in other
            assets                    1,151,106      765,721           669,033
          Increase (decrease) in other
            liabilities                (171,424)     722,887          (757,368)

             NET CASH PROVIDED BY
               OPERATING ACTIVITIES   4,760,659    5,531,037         2,893,856

          Investing Activities
Proceeds of maturities of
  investment securities                           10,826,000        17,618,000
Proceeds from sales of trading
  and investment securities                        5,300,252        10,096,833
Purchases of trading and
  investment securities                           (2,367,925)      (42,868,559)
Proceeds of maturities of held-to-
  maturity investment securities     19,405,141
Purchases of held-to-maturity
  investment securities             (17,780,040)
Proceeds of sales of available-
  for-sale investment securities      5,109,625
Purchases of available-for-sale
  investment securities             (10,625,663)
Increase in loans - net             (19,483,603) (14,089,936)      (3,237,807)
Purchases of premises and
  equipment                          (1,588,847)    (362,041)      (1,545,185)

         NET CASH PROVIDED (USED)
           BY INVESTING ACTIVITIES  (24,963,387)    (693,650)     (19,936,718)

                 See accompanying notes and accountants' report.

                        FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
               Years Ended December 31, 1994, 1993, and 1992


                                       1994            1993             1992
          Financing Activities
Net increase (decrease) in
  demand deposits, NOW accounts
  and savings accounts                $ 4,255,599  $   450,967     $12,169,387
Increase (decrease) in time
  deposits - net                       11,401,403      (87,052)    (11,773,657)
Increase in long-term borrowing         4,124,730
Payment of principal on
  long-term debt                          (30,021)    (132,943)       (130,906)
Proceeds from sale of common stock        292,220      236,124
Cash dividends paid                      (861,407)    (707,952)       (601,878)
Net increase (decrease) in short-
  term borrowings                          35,944   (8,219,777)     12,271,124
Treasury stock transactions - net          60,752      (60,407)

      NET CASH PROVIDED (USED)
        BY FINANCING ACTIVITIES        19,279,220   (8,521,040)     11,934,070

      INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS             (923,508)  (3,683,653)     (5,108,792)


Cash and cash equivalents at
  beginning of year                    13,607,663   17,291,316      22,400,108

      CASH AND CASH EQUIVALENTS
            AT END OF YEAR            $12,684,155  $13,607,663     $17,291,316

Cash payments made for interest and income taxes during the years presented are as follows:

                                          1994          1993         1992
            Interest                   $7,838,662   $ 7,231,795  $ 8,975,740
            Income taxes                1,260,380     1,131,310      912,156

              See accompanying notes and accountants' report.

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 1994


Note 1 - Summary of Significant Accounting and Reporting Policies

    The accounting and reporting policies of First Citizens Bancshares, Inc., and Subsidiary conform to generally accepted accounting principles. The significant policies are described as follows:

BASIS OF PRESENTATION
    The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and First Citizens National Bank. First Citizens Bancshares, Inc.'s, investment in its Subsidiary shown on the Parent Company Balance Sheet, is stated at equity in the underlying assets. All inter-company items are eliminated in consolidation.

BASIS OF ACCOUNTING
    The consolidated financial statements are presented using the accrual basis of accounting.

CASH EQUIVALENTS
    Cash equivalents include amounts due from banks which do not bear interest and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

SECURITIES
    Effective January 1, 1994, the Company adopted Statement No. 115 of the Financial Accounting Standards Board according to which investment securities are classified as follows:

    Held-to-maturity which includes those investment securities which the Company has the intent and the ability to hold until maturity; Trading securities which includes those investment securities which are held for short-term resale; and Available-for-sale which includes all other investment securities.

    Securities which are held-to-maturity are reflected at cost, adjusted for amortization of premiums and accretion of discounts using methods which approximate the interest method. Securities which are available-for-sale are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in stockholders' equity. Trading securities, where applicable, are carried at fair value, and unrealized gains and losses on these securities are included in net income. During the years presented, First Citizens Bancshares, Inc. had no trading security transactions.

    Realized gains and losses on investment securities transactions are also included in net income.

ALLOWANCE FOR LOAN LOSSES
    The provision for loan losses which is charged to operations is based on management's assessment of the quality of the loan portfolio, current economic conditions and other relevant factors. In management's judgment, the provision for loan losses will maintain the allowance for loan losses at adequate level to absorb potential loan losses which may exist in the portfolio.

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

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994

Note 1 - Summary of Significant Accounting and Reporting Policies(Continued) REAL ESTATE ACQUIRED BY FORECLOSURE
    Real estate acquired through foreclosure is reflected in other assets and is recorded at the lower of the related outstanding loan amount or estimated net realizable value at the date of acquisition.
    Adjustments made at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred in connection with ownership, subsequent adjustments to book value, and gains and losses upon disposition are included in other non-interest expenses.

    Adjustments to net realizable value are made annually subsequent to acquisition based on appraisal.

INCOME TAXES
    First Citizens Bancshares, Inc., uses the accrual method of accounting for federal income tax reporting. Deferred tax assets or liabilities are computed for significant differences in financial statement and tax bases of assets and liabilities which result from temporary differences in financial statement and tax accounting.

LOANS AND INTEREST INCOME ON LOANS
    Interest income on commercial and real estate loans is computed on the basis of the daily principal balance outstanding using the accrual method. Interest on installment loans is credited to operations by the rule of 78ths method, which does not represent a significant financial deviation from the interest method.

NET INCOME PER SHARE OF COMMON STOCK
    Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock dividends and stock splits.

    INCOME FROM FIDUCIARY ACTIVITIES
    Income from fiduciary activities is recorded on the accrual basis.

Note 2 - Investment Securities

As specified in Note 1, First Citizens Bancshares, Inc. adopted Statement No. 115 of the Financial Accounting Standards Board, effective January 1, 1994. The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of investment securities at December 31, 1994, segregated into held-to-maturity and available-for-sale categories:

                                             Held-To-Maturity
                                            Gross         Gross
                             Amortized    Unrealized    Unrealized    Fair
                                Cost        Gains         Losses     Value
U. S. Treasury securities
  and obligations of U. S.
  government corporations
  and agencies              $36,280,060     $ 2,933     $1,692,832 $34,590,161

Obligations of states and
  political subdivisions      9,425,893       4,640        437,806   8,992,727

Other debt securities         1,588,854      16,692         37,372   1,568,174
    Total Securities
      Investments           $47,294,807     $24,265     $2,168,010 $45,151,062

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994



Note 2 - Investment Securities (Continued)

                                             Available-For-Sale
                                             Gross        Gross
                               Amortized    Unrealized    Unrealized    Fair
                                Cost         Gains        Losses        Value
U. S. Treasury securities
  and obligations of U. S.
  government corporations
  and agencies              $12,595,786     $13,791      $405,474   $12,204,103

Obligations of states and
  political subdivisions      1,444,561      16,235         3,289     1,457,507

Other debt securities         1,050,574       3,429         1,013     1,052,990
  Total Debt Securities      15,090,921      33,455       409,776    14,714,600

Other securities
  investments                 2,215,150                    56,250     2,158,900
          Total             $17,306,071       $33,455    $466,026   $16,873,500


The following tables reflect amortized cost, unrealized gains and losses, and approximate market value for investment securities at December 31, 1993:

                                         Gross         Gross      Estimated
                            Amortized  Unrealized   Unrealized      Market
                              Cost       Gains        Losses        Value
U. S. Treasury securities
  and obligations of U. S.
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


The following is a summary of maturities of debt securities held-to-maturity and available-for-sale as of December 31, 1994:

                                     Securities              Securities
Amounts Maturing In:             Held-To-Maturity        Available-for-Sale
                                 Amortized   Fair        Amortized     Fair
                                Cost          Value        Cost        Value
One year or less           $15,843,293     $15,098,601  $ 5,099,124 $ 4,967,073
After one year through
  five years               25,683,274      24,669,699    12,164,447  11,906,427
After five years through
  ten years                 4,168,308       3,878,041
After ten years             1,599,932       1,504,721
                          $47,294,807     $45,151,062   $17,263,571 $16,873,500

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994


Note 2 - Investment Securities (Continued)

A comparison of amortized cost and market value for investment debt securities held at December 31, 1993 is shown below:

                                                                 Estimated
                                                   Amortized      Market
                                                      Cost         Value
Due in one year or less                           $18,386,816    $18,630,689
Due after one year through
  five years                                       26,669,724     27,298,941
Due after five years through
  ten years                                         8,540,010      8,725,285
 Due after ten years                                5,135,490      5,087,637
                                                  $58,732,040    $59,742,552

Securities gains (losses) presented in the consolidated statements of income consist of the following:

                                      Gross
Year Ended December 31                Sales      Gains       Losses     Net

1994 - Securities available-
         for sale                 $ 5,109,625    $          $69,534   $(69,534)
1993 - Investment securities        5,300,252      35,038     3,280     31,758
1992 - Investment securities       10,096,833     182,301    22,481    159,820


At December 31, 1994 and 1993, investment securities were pledged to secure government, public and trust deposits as follows:

                                                     Amortized
 December 31                                           Cost        Fair Value

    1994                                           $41,588,244     $39,959,186
    1993                                            35,310,879      36,010,041

Note 3 - Loans

Loans outstanding at December 31, 1994 and 1993 were comprised of the following:

                                                 1994         1993
                                                 (In Thousands)
  Commercial, financial and agricultural        $ 38,843  $ 34,547
  Real estate - construction                      10,511     7,675
  Real estate - mortgage                          97,310    84,801
  Installment                                     19,118    15,901
  Other loans                                      3,000     6,398
                                                 168,782   149,322
  Less:  Allowance for possible loan losses        2,054     1,676
                                                $166,728  $147,646

Note 4 - Allowance for Possible Loan Losses

An analysis of the allowance for possible loan losses during the three years ended December 31, 1994 is as follows:
                                               1994         1993       1992
Balance, beginning of period               $1,676,133    $1,703,349  $1,935,544
Provision for loan losses charged
  to operations                               402,000       401,273     411,001
Loans charged to allowance, net of loan
  loss recoveries of $162,474, $173,875
  and $365,677                                (24,290)     (428,489)   (643,196)
Balance, end of period                      $2,053,843    $1,676,133 $1,703,349

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994


For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 1994, the deduction taken was $13,182. The deductions for tax purposes in 1993 and 1992 were $418,577 and $448,003, respectively.


Note 5 - Premises and Equipment

The fixed assets used in the ordinary course of business are summarized as follows:

                                  Useful Lives
                                    in Years           1994          1993
Land                                              $   862,472   $   670,743
Buildings                           5 to 50         7,608,266     7,051,184
Furniture and equipment             3 to 20         5,720,763     5,369,850
                                                   14,191,501    13,091,777
Less:  Accumulated depreciation                     5,799,302     5,313,531
                                                  $ 8,392,199   $ 7,778,246



During 1994, First Citizens National Bank acquired real estate in
Dyersburg, Tennessee, as a site for a new branch banking facility at a cost of $337,023. The new branch was constructed during the year and placed in service at a total cost of building and equipment of $680,406.

Note 6 - Repossessed Real Property

The book value of repossessed real property on the balance sheet is $816,866 at December 31, 1994 and $1,942,305 at December 31, 1993. The
balance as of December 31, 1993, includes unimproved commercial property carried at a book value of $1,161,627 which was acquired through foreclosure by First Citizens Bancshares, Inc. in 1987. This property was sold in 1994 at a gain of $297,284.

In addition, as of December 31, 1991, First Citizens National Bank sold to First Citizens Bancshares, Inc., a local shopping center which had been acquired through foreclosure and which is carried on the books of the Holding Company at $650,000. The property is occupied and during the years ended December 31, 1994 and 1993, the Company recognized rental income from its tenants in the amount of $129,429 and $128,272 respectively.

The balance of repossessed real property is reflected on the balance sheet of First Citizens National Bank and is carried in "other assets."

Note 7 - Deposits

Included in the deposits shown on the balance sheet are the following time deposits and savings deposits in denominations of $100,000 or more:
                                                          1994        1993
                                                           (In Thousands)
Time Deposits                                            $17,004    $17,150
Savings Deposits                                          21,941     21,710

NOW accounts, included in savings deposits on the balance sheet, totaled $27,260,734 at December 31, 1994 and $27,153,922 at December 31, 1993.

Note 8 - Employee Stock Ownership Plan

First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan as an employee benefit. The plan provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. Contributions to the Employee Stock Ownership Plan totaled $375,914 in 1994, $337,541 in 1993, and $333,159 in 1992.

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994



Note 9 - Income Taxes

Provision for income taxes is comprised of the following:

                                              1994         1993          1992
Federal income tax expense (benefit)
  Current                                  $1,081,655   $1,015,549   $ 760,234
  Deferred                                   (137,851)    (174,849)    108,529

State income tax expense (benefit)
  Current                                    314,088       230,470     166,337
  Deferred                                   (70,032)        6,260      19,152

                                          $1,187,860    $1,077,430  $1,054,252

The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

                                              1994          1993        1992
Tax expense at statutory rate                $1,405,597  $1,305,997  $1,097,847
Increase (decrease) resulting from:
  State income taxes, net of federal
    income tax benefit                          143,500     155,932     122,423
Tax exempt interest                            (212,477)   (159,408)   (110,136)
Other differences                              (148,760)    (49,102)    (55,882)
                                              1,187,860   1,253,419   1,054,252
Cumulative effect of adoption of
  SFAS No. 109, "Accounting for Income
  Taxes"                                                   (175,989)

                                             $1,187,860  $1,077,430 $1,054,252

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
                                                        December 31
                                                    1994         1993
Deferred tax liabilities                         $(321,752)   $(398,383)
Deferred tax assets                                554,195      458,496
Net deferred tax assets                          $ 232,443    $  60,113


Effective January 1, 1994, First Citizens Bancshares, Inc. and its subsidiary adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, the difference between the financial statement and tax bases of assets and liabilities is determined periodically. Deferred income tax assets and liabilities are then computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if appropriate, to reduce the deferred tax asset to the amount which is actually expected to be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.

The effect of adopting SFAS No. 109 on 1993 net income from operations was an increase of $50,711. The cumulative effect of the accounting change on years prior to January 1, 1993, of $125,278 is included in 1993 income.

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994


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

Note 11 - Common Stock Par Value

During the year ending December 31, 1994, the Company's Board of Directors voted to reduce par value of the Company's capital stock from $10 to $1. The transaction was recorded on June 30, 1994, and involved a transfer from capital stock to surplus in the amount of $6,378,246.

The Board of Directors also voted to increase the Company's number of shares authorized from 750,000 to 2,000,000.


Note 12 - Regulatory Capital Requirements

First Citizens Bancshares, Inc., is subject to minimum capital requirements imposed by the Federal Reserve Bank and which are designed to measure capital adequacy in terms of credit risk. The regulations require that total capital equal at least 8.0% of weighted risk assets as of December 31, 1994.

In the case of First Citizens Bancshares, Inc., capital consists of common stockholders' equity and the allowance for loan losses of which in excess of 90% is stockholders' equity or Tier I capital. At December 31, 1994, the Corporation's risk-based capital ratio is 12.96%.

Note 13 - Restrictions on Cash and Due From Bank Accounts

The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required reserve balances during 1994 and 1993 were $160,000 and $362,000, respectively.

Note 14 - Restrictions on Capital and Payment of Dividends

The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 1994, approximately $6.15 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994


Note 15 - Condensed Financial Information

                      First Citizens Bancshares, Inc.
                           (Parent Company Only)

                                                             December 31
                                                          1994          1993
                               BALANCE SHEETS
ASSETS
   Cash                                               $   258,698    $  109,175
   Investment securities, available-for-
     sale-at fair value                                 1,442,085
Investment in subsidiary                               21,428,585    19,506,591
   Real estate owned                                      820,402     1,995,500
   Other assets                                            84,060       161,552
TOTAL ASSETS                                          $24,033,830   $21,772,818

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
   Accrued expenses                                   $   155,082        12,341
   Option deposit                                                        60,000
TOTAL LIABILITIES                                         155,082        72,341

  STOCKHOLDERS' EQUITY                                 23,878,748    21,700,477
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $24,033,830   $21,772,818

                            STATEMENTS OF INCOME

                                                             December 31
                                                        1994          1993
INCOME
  Dividends from bank subsidiary                    $   508,000    $  546,000
  Other income                                          547,553       159,923
TOTAL INCOME                                          1,055,553       705,923

EXPENSES
  Other expenses                                        113,797       153,978
TOTAL EXPENSES                                          113,797       153,978

Income before income taxes and equity in
  undistributed net income of bank subsidiary           941,756       551,945

Income tax expense (benefit)                            157,583       (54,542)
                                                        784,173       606,487
Equity in undistributed net income of bank
  subsidiary                                          2,162,076     2,157,250

    NET INCOME                                      $ 2,946,249    $2,763,737

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994


Note 15 - Condensed Financial Information (Continued)
            (Parent Company Only)

                          STATEMENTS OF CASH FLOW

                                                       December 31
                                                     1994       1993
          Operating Activities
Net income                                        $ 2,946,249   $2,763,737
Adjustments to reconcile net income to net cash
  provided by operating activities:
          Depreciation                                 25,487       23,443
          Undistributed income of subsidiary       (2,162,076)  (2,157,250)
          Gain on sale of other real estate          (297,284)
          (Increase) decrease in other assets          77,492      (56,683)
          Increase (decrease) in other liabilities     95,715       63,675


     NET CASH PROVIDED BY OPERATING ACTIVITIES        685,583      636,922


          Investing Activities

Purchase of other real estate                         (12,016)      38,403
Proceeds of sale of other real estate               1,458,911
Investment in securities                           (1,474,520)


     NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                    (27,625)     (38,403)


          Financing Activities

Payment of dividends and payments in lieu of
   fractional shares                                 (861,407)    (707,952)
Sale of Common Stock                                  292,220      236,124
Treasury Stock transactions - net                      60,752      (60,407)

     NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                   (508,435)    (532,235)


INCREASE (DECREASE) IN CASH                           149,523       66,284

Cash at beginning of year                             109,175       42,891

     CASH AT END OF YEAR                          $   258,698  $   109,175


Note 16 - Long Term Debt

During the year ended December 31, 1989, First Citizens National Bank placed in service furniture, fixtures, and equipment with a total cost of $520,964 which were acquired through capital leases. These leases became effective at various dates ranging from January, 1989 through October, 1989, and each lease extends for a term of sixty months. The total liability on these leases as originated was $655,232 with $30,021 remaining to be paid as of December 31, 1993. The obligation in regard to these leases was completely retired during 1994.

Long term debt for the year ending December 31, 1994 consists of Federal Home Loan Bank borrowings. These borrowings are maturity matched with specific loans and investments. The average for 1994 are as follows:

                             Average Volume   Average Rate   Average Maturity
FHLB Borrowings                $2,889,000         5.45%         11 years

Note 17 - Non-cash Investing and Financing Activities

During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

Investing                                     1994          1993       1992
  Other real estate acquired in
    satisfaction of loans                   $188,431       $61,729   $542,510


Note 18 - Financial Instruments with Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 1994, First Citizens National Bank had outstanding loan commitments of $26,472,000. Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The bank requires collateral to secure these commitments when it is deemed necessary. At December 31, 1994, outstanding standby letters of credit totaled $2,394,000.

In the normal course of business, First Citizens National Bank extends loans which are subsequently sold to other lenders, including agencies of the U. S. government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan. At December 31, 1994, however, the Bank had no loans sold.

Note 19 - Significant Concentrations of Credit Risk

First Citizens National Bank grants agribusiness, commercial, residential and personal loans to customers throughout a wide area of the mid-southern United States. A large majority of the Bank's loans, however, are concentrated in the immediate vicinity of the Bank or northwest Tennessee. Although, the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent upon the agribusiness and industrial economic sectors of that geographic area.

Note 20 - Disclosure of Fair Value of Financial Instruments

The following assumptions were made and methods applied to estimate the fair value of each class of financial instruments reflected on the balance sheet of the Corporation:

Cash and Cash Equivalents

For instruments which qualify as cash equivalents, as described in Note 1 of Notes to Financial Statements, the carrying amount is assumed to be fair value.

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994


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

Deposit Liabilities

                              Demand Deposits

The fair values of deposits which are payable on demand, such as interest-bearing and non-interest-bearing checking accounts, passbook savings and certain money market accounts are equal to the carrying amount of the deposits.

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

Short-Term Borrowings

Carrying amounts of short-term borrowings, which include securities sold under agreement to repurchase approximate their fair values at December 31, 1993 and 1994.

Long-Term Debt

The fair value of the Corporation's long-term debt is estimated using the discounted cash flow approach, based on the institution's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1994, the long-term debt interest rate equals the fair market rate and, as a result, the carrying value of long-term debt approximates its fair value.

Other Liabilities

Other liabilities consist primarily of accounts payable, accrued interest payable and accrued taxes. These liabilities are short-term and their carrying values approximate their fair values.

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994


Note 20 - Disclosure of Fair Value of Financial Instruments (Continued)


The estimated fair values of the Corporation's financial instruments are as follows:

                                       1994                        1993
                              Carrying         Fair       Carrying     Fair
                               Amount          Value       Amount      Value
Financial Assets

 Cash and cash equivalents $ 12,684,155  $ 12,684,155 $ 13,607,663 $ 13,607,663

 Investment securities       64,168,307    62,340,388   60,747,040   61,789,052

 Loans                      168,781,491                 149,322,178
 Less:  Allowance for
          loan losses        (2,053,843)                 (1,676,133)

 Loans, net of allowance    166,727,648   163,079,141  147,646,045  143,637,321

 Accrued interest
   receivable                 3,001,337     3,001,337    2,572,669    2,572,669


Financial Liabilities

 Deposits                  $209,480,251  $209,349,222 $193,823,249 $184,104,215

 Short-term borrowings       16,950,086    16,950,086   16,914,142   16,914,142

 Long-term debt               4,124,730     4,143,315       30,021       30,021

 Other liabilities            2,252,719     2,252,719    2,424,143    2,424,143

Unrecognized Financial
  Instruments

 Commitments to extend
   credit                  26,472,000      26,472,000   46,655,000   46,655,000
 Standby letter of
   credit                   2,394,000       2,394,000    2,144,000    2,144,000

Note 21 - Commitments and Contingencies

During the year ended December 31, 1994, the Board of Directors approved a stock repurchase plan whereby the Company is authorized to acquire up to a maximum of $200,000 of its outstanding capital stock per calendar quarter. The stock repurchase plan is designed to enable First Citizens Bancshares, Inc. to meet the requirements of the Employee Stock Ownership Plan and the Dividend Reinvestment Plan in place.

                      FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1994


Note 22 - Amounts Receivable From Certain Persons

                        Year Ended December 31, 1994
                               (In Thousands)


Column A                 Column B     Column C       Column D     Column E
                         Balance at                               Balance at
                         Beginning                                  End of
                         of Period   Additions      Deductions     Period
                                                         Amounts
                                               Amounts   Written          Not
                                              Collected    Off  Current Current
Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens Bancshares,
    Inc. (21)              $2,796     $1,451    $1,804    $-0-  $2,443   $-0-

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens National
  Bank  (23)               $2,847     $1,363    $1,675   $-0-  $2,535   $-0-

                        Year Ended December 31, 1993

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens Bancshares,
  Inc. (20)                $2,708     $1,310    $1,222   $-0-  $2,796   $-0-

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens National
  Bank  (21)               $2,732     $1,341    $1,226   $-0-  $2,847   $-0-


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

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information appearing in Bancshares' 1995 Proxy Statement regarding directors and officers is incorporated herein by reference in response to this Item (See pages 4 through 6 of the Proxy Statement).

ITEM 11.  EXECUTIVE COMPENSATION

    The information required under this Item is set forth in the 1995 Proxy Statement, and is incorporated by reference. (See page 7 of the Proxy Statement).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 1995 Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 1995, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference. (See pages 1 through 3 of the Proxy Statement).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Officers, Directors and principal shareholders of the holding company (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail on page 11 of the Proxy Statement under "Certain Relationships and Related Transactions" and incorporated herein by reference. Additional information concerning indebtedness to Bancshares and First Citizens by Directors and/or their affiliates is included herein under Part III, Page 57 "Amounts Receivable from Certain Persons".

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

                                            FIRST CITIZENS
BANCSHARES, INC.


                                            By /s/Stallings Lipford
                                               Stallings Lipford,
                                               Chairman & CEO


                                            By /s/Jeff Agee
                                               Jeff Agee
                                               Vice President & Principal
                                               Financial Officer

     Dated:   03/6/95

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 1995.

/s/ Eddie Anderson                          /s/Milton E. Magee
Eddie Anderson                              Milton E. Magee
Director                                    Director

                                           /s/Mary Frances McCauley
/s J. Walter Bradshaw                       Mary Frances McCauley
J. Walter Bradshaw                          Director
Director

/s/James Daniel Carpenter                   /s/L. D. Pennington
James Daniel Carpenter                      L. D. Pennington
Director                                    Director


/s/William C. Cloar                         /s/G.W. Smitheal, III
William C. Cloar                            G.W. Smitheal, III
Director                                    Director


/s/Richard Donner                           /s/H.P. Tigrett, Jr.
Richard W. Donner                           H. P. Tigrett, Jr.
Director                                    Director


/s/J.E. Heckethorn                          /s/P. H. White, Jr.
John E. Heckethorn                          P. H. White, Jr.
Director                                    Director


/s/ E.H. Lannom, Jr.                        /s/Dwight Steven Williams
E.H. Lannom, Jr.                            Dwight Steven Williams
Director                                    Director

/s/Stallings Lipford                        /s/Katie Winchester
Stallings Lipford                           Katie Winchester
Director                                    Director

                                            /s/Billy S. Yates
                                            Billy S. Yates
                                            Director