Form 10-Q
period 1995-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1995-05-12
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1995      Commission File Number 0-11709

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

Of the registrant's only class of common stock ($1.00 par value) there were 720,841 shares outstanding as of March 31, 1995 (net of treasury stock).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                            FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET



                                                    March 31,     December 31,
                                                      1995            1994
                                                   (Unaudited)       (Note)
ASSETS

Cash and due from banks                             $8,752,000    $9,784,000
Federal funds sold                                  $2,500,000    $2,900,000
Investment securities
 Trading Investments-stated at market                       $0            $0
 Held to maturity-amortized cost-fair value of $56,221,000 $47,295,000 $55,392,000 at March 31, 1995 and $45,151,000
 at December 31, 1994.
 Available for sale-stated at market               $19,333,000   $16,874,000
Loans (Excluding unearned income of $1,502,000
  at March 31, 1995 and $1,334,000
  at December 31, 1994)                           $174,450,000  $168,781,000
Less: Allowance for loan losses                     $2,115,000    $2,054,000
  Net Loans                                       $172,335,000  $166,727,000
Premises and equipment                              $8,584,000    $8,392,000
Other assets                                        $5,166,000    $4,715,000

     TOTAL ASSETS                                 $272,891,000  $256,687,000


LIABILITIES AND STOCKHOLDERS EQUITY

Deposits                                          $221,836,000  $209,480,000
Securities sold under agreements
  to repurchase                                    $17,220,000   $16,950,000
Long term debt-note 3 (includes long term FHLB)     $6,783,000    $4,125,000
Other liabilities                                   $2,313,000    $2,253,000
     TOTAL LIABILITIES                            $248,152,000  $232,808,000

Contingent liabilities--See Note 5

Stockholders' equity
  Common stock, $1 par value-2,000,000 authorized;
  720,842 issued and outstanding at March
  31, 1995; 714,824 issued and outstanding at
  Dec 31, 1994                                       $721,000       $715,000
Surplus                                            $9,222,000     $9,000,000
Retained earnings                                 $14,850,000    $14,423,000
Net unrealized gains (losses) on available
  for sale                                           ($54,000)     ($259,000)
     Total common stock and retained earnings     $24,739,000    $23,879,000
Less-treasury 1 share, at cost at March 31,
  1995 and 3 at December 31, 1994                          $0             $0
    TOTAL STOCKHOLDERS' EQUITY                    $24,739,000    $23,879,000

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $272,891,000   $256,687,000

NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)



                                               Three Month Periods Ended
                                               March 31,       March 31,
                                                 1995            1994

     INTEREST INCOME
Interest and fees on loans                     $4,020,000     $3,275,000
Interest on investment securities:
  Taxable                                      $1,020,000       $707,000
  Tax-exempt                                     $125,000       $146,000
Other interest income                             $45,000        $55,000
Lease financing income                             $1,000         $1,000
     TOTAL INTEREST INCOME                     $5,211,000     $4,184,000

     INTEREST EXPENSE
Interest on deposits                           $2,258,000     $1,600,000
Other interest expense                           $269,000       $147,000
     TOTAL INTEREST EXPENSE                    $2,527,000     $1,747,000

     NET INTEREST INCOME                       $2,684,000     $2,437,000

Provision for loan losses                         $65,000        $99,000

   Net interest income after provision         $2,619,000     $2,338,000

     Other Income
Securities gains (losses)                          $7,000             $0
Other income                                     $647,000       $948,000
     Total Other Income                          $654,000       $948,000

Other expenses                                 $2,308,000     $2,116,000

     Net income before income taxes              $965,000     $1,170,000
Provision for income taxes                       $322,000       $343,000
     Net Income                                  $643,000       $827,000

     Earnings Per Share                             $0.90          $1.17
  Weighted average number of shares outstanding    717079         706798


The accompanying notes are an integral part of these financial statements.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                            Three Months Ended March 31
                                           1995        1994          1993

OPERATING ACTIVITIES

Net cash provided by
 operating activities                   $525,000      $528,000    $1,475,000

INVESTING ACTIVITIES

Proceeds of maturities of securities          $0            $0    $6,677,000
Proceeds from sales of
  investment securities                       $0            $0            $0
Purchase of investment securities             $0            $0  ($8,037,000)
Proceeds of maturities of held to
  maturity securities                 $1,149,000    $8,024,000            $0
Purchase of held to maturity
  investments                       ($10,000,000)  ($5,340,000)           $0
Proceeds from maturities of
  available for sale securities               $0            $0            $0
Proceeds from sales of available
  for sale securities                         $0            $0            $0
Purchase of available for sale
  securities                         ($2,133,000)  ($2,000,000)           $0
Increase in loans-net                ($5,673,000)  ($3,500,000)  ($3,495,000)
Purchases of premises and equipment    ($594,000)    ($420,000)    ($112,000)

 Net Cash provided by
  investing activities              ($17,251,000)  ($3,236,000)  ($4,967,000)


FINANCING ACTIVITIES

Net Increase (Decrease) in Demand
  and Savings Accounts               ($4,430,000)     $625,000   ($2,882,000)
Increase (Decrease) in Time Accounts $16,786,000      $766,000     ($917,000)
Increase (Decrease) in Long term Debt $2,658,000    $2,295,000      ($33,000)
Treasury Stock Transactions                   $0       $52,000            $0
Proceeds from Sale of Common Stock      $228,000       $20,000       $38,000
Cash Dividends Paid                    ($218,000)    ($188,000)    ($169,000)
Net Increase (Decrease) in
 Short Term Borrowings                  $270,000      $946,000      $200,000

Net Cash provided (used) by
  Financing Activities               $15,294,000    $4,516,000   ($3,763,000)

Increase (Decrease) in Cash and
  Cash Equivalents                   ($1,432,000)  ($1,808,000)  ($7,255,000)

Cash and Cash Equivalents at
  beginning of year                  $12,684,000   $13,608,000   $17,291,000

Cash and Cash Equivalents at
  end of year                        $11,252,000   $15,416,000   $10,036,000


Cash Payments made for interest and
 Income taxes during the years presented
 are as follows:

                 1995          1994      1993
Interest      $2,233,000   $1,836,000  $1,933,000
Income Taxes    $237,000      $65,000    $261,000


The accompanying notes are an integral part of these financial statements.

               FIRST CITIZENS BANCSHARES, INC.,
                        AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                        MARCH 31, 1995


NOTE 1-CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1995, the consolidated statements of income for the three month periods ended March 31, 1995, 1994, and 1993, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2-ORGANIZATION

First Citizens Bancshares, Inc., is a Bank Holding Company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3-LONG TERM DEBT

Long term debt for the periods ending March 31 consists of Federal Home Loan Bank Borrowings with an average life of 10 years. These borrowings are maturity matched with specific loans and investments. The average volume, rate and maturity is as follows:

                            Average       Average           Average
                             Volume         Rate            Maturity

FHLB Borrowings            $4,488,000        5.71%          10 years

NOTE 4-STATEMENT OF CASH FLOWS


                                   March      March       March
                                   1995       1994        1993
Actual payments made
  during the periods:
 Income taxes                    $237,000    $65,000    $261,000
 Interest                      $2,233,000 $1,836,000  $1,933,000

NOTE 5-CONTINGENT LIABILITIES

There are no material pending litigations as of the current reportable date.

NOTE 6-INVESTMENT SECURITIES

The differences between book values of investment securities and market values at March 31, 1995 and March 31, 1994, total ($829,000) and ($145,000) respectively. FASB 115 requires banks to classify securities into held to maturity, available for sale, and trading. First Citizens has $0 in the trading account. Available for sale securities values are adjusted to market quarterly and adjustments flow to the capital section (net of tax). Held to maturity securities are stated at amortized cost. Available for sale securities reflect a negative ($90,000) decrease the first quarter of 1995 resulting in a net of tax decrease to capital of $54,000. These movements fluctuate with increases or decreases in interest rates.

               FIRST CITIZENS BANCSHARES, INC.,
                        AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                          (UNAUDITED)
                        MARCH 31, 1994

NOTE 6-INVESTMENT SECURITIES (continued)

FASB 119 effective January 1, 1995 will require banks to identify and closely monitor Derivative products held in investment portfolio and to disclose mark downs in book value that will have a material effect on the balance and income statements. Derivatives listed in the following table comprise $14,919,000 of the First Citizens Investment Portfolio and are classified primarily as Government Backed Investments bearing short maturities. Also listed is a comparison of Book to Market Value reflecting no material difference. There are no future plans to increase the bank's exposure by purchasing additional derivatives.

The derivatives at First Citizens consist of:

Stated in ($000)              Book         Market

CMO's                         6464          6201
Strip Coupons                  490           477
Structured Notes              7965          7716

Total                        14919         14394


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

NOTE 8-DEFERRED INCOME TAXES

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax liability account reflects a total balance of $101,000. The timing differences mainly consist of Reserve for Loan Loss Deductions.

NOTE 9-OTHER BORROWINGS AND DEBT

There were no short term borrowings as of March, 1995.

NOTE 10-OTHER INCOME

The Jackson Tennessee property was sold for a gain of $297,000 during first quarter of March, 1994. The net of tax effect was $178,000 or $.25 per share.

NOTE 11-RESERVE FOR LOAN LOSSES

FASB 114 (Accounting by creditors for impairments of loans). Effective date is fiscal years beginning after December 15, 1994. FASB 114 requires a bank to recognize impairment of a loan if the present value of expected future cash flows discounted at the loan's effective interest rate (or alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment. If the fair value used is at least equal or greater than the recorded amount, there is no impairment. Impaired loans are usually considered loans in non-accrual status, 90 days or more past due that will not pay full interest and principal due, or have been classified as a problem loan. First Citizens National Bank has implemented procedures that capture average balances of impaired loans, interest income associated with impaired loans, and allocations made to the reserve for loan losses associated with impaired loans. As a result of the implementation of FASB 114, $198,000 was allocated to the Reserve Account at 3/31/95.

FASB 118 (Accounting by creditors for impairment of a loan - Income recognition and disclosures) amends FASB Statement 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. Implementation of procedures discussed in FASB 114 includes accounting requirements for income recognition on impaired loans.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending March 31, 1994. Reference should be made to the Financial Statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares, Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

The year of 1995 is proving to be a time of planning and implementation, laying the foundation for growth and profitability in future years. In January, the purchase of our Ripley Branch was finalized, adding $8,000,000 to deposit totals and providing a physical presence in Lauderdale County. Imaging Statements are expected to be available to our customers during the third quarter, 1995. It is also expected that the bank will announce the selection of a Debit Card product during the second quarter of 1995. A Teller Platform "TellerPro Plus" Application purchased from Southern Data Systems, Roswell Georgia is also scheduled for installation during 1995.
In November, 1994 a grand opening was held at the Industrial Park Branch. The Industrial Park Branch was constructed to provide a convenient service location to the bank's existing and potential customers employed at various plants located in the Dyersburg/Dyer County Industrial Park. An analysis of customer and work flow volumes indicates a continuous steady growth in existing and new business.

Multiple changes in the financial services industry continue to offer both opportunity and challenge. Interstate banking/branching became a reality by legislation passed September 13, 1994. The Act permits full nationwide interstate banking one year from enactment and authorized interstate branching after June 1, 1997. Methods by which regulators measure bank's compliance with the Community Reinvestment Act will be changing in the coming year. First Citizens takes pride in having received an "Outstanding" rating on the most recent CRA examination, and has every intention of maintaining this designation. The Board, Management and Staff are committed to providing products and services which meet the financial needs of all segments of the communities we serve.

A comparison of net income for first quarter 1995 ($643,000) and 1994 ($827,000) is distorted by an after tax profit in 1994 of $178,000 derived from the sale of other real estate in Madison County, Tennessee. Excluding this profit, first quarter earnings for both years were comparable.
Another factor affecting first quarter earnings was increased operating expenses of approximately $192,000 in the categories of professional fees, marketing, and salary cost incurred as a result of opening both the Industrial Park and Ripley Branches. The decision to expand our branch network will increase operating costs short term. The long term growth in loans and deposits will enhance future profitability of the bank. An analysis of Interest Expense when comparing March '95 to the same time period in '94 reflects an increase of $780,000. Increases in Interest Expense was offset with additional net interest income totaling $1,027,000 derived from higher volumes within the loan and investment portfolios. A quality loan portfolio also allowed for a reduction in the provision for loan losses, despite continued growth.

Earnings per share at 3/31/91 was $.90 compared to $.89 (excluding income received from the sale of the Madison County Property) at 12/31/94. Weighted Average Number of Shares Outstanding changed from 706,798 at year end '94 to 717,079 at 3/31/95. Shares were issued from previously authorized unissued stock to satisfy the requirements of the Dividend Reinvestment and Quarterly Stock Purchase Plan. In February, 1995 the Board of Directors in consideration of shareholders interest, made a decision to suspend the Optional Stock Purchase Plan effective March 31, 1995. The decision to suspend was based on inability to purchase stock from the market place to meet the demands of the program thereby issuing purchased shares from previously authorized and unissued stock.

Total Assets grew 6.27% during the first quarter, ending the period at $272,891,000. Loans increased $5,669,000 or 3.35% while investments grew $8,900,000 or 11.4%. Total Liabilities were up $15,344,000 or 6.60% when comparing March 31, 1995 to December 31, 1994 consisting of (1) deposit growth of $12,356,000 and (2) additional borrowings from the Federal Home Loan Bank totaling $2,658,000.

A review of the statement of changes in Stockholders' Equity reflects increases in all categories. Favorable moves in the bond market during the first quarter caused a net of tax increase totaling $205,000 to the capital account. Net Unrealized Gains (Losses) on Available for Sale changed from a loss of $259,000 at 12/31/94 to a loss of only $54,000 at 3/31/95.

The following table compares year-to-date non-interest income, and expense of First Citizens as of March 31, 1993, 1994 and 1995:

                                            Non-Interest Income
                                              (in thousands)
                                                 March 31

                                        % of                % of
                              1995     Change    1994      Change   1993
Service Charges on Deposit
  Accounts                    $272     (5.23%)   $287     16.67%    $246
Other Income                  $214    (59.92%)   $534     46.70%    $364
Trust Income                  $168     32.28%    $127     41.11%    $ 90
TOTAL NON-INTEREST INCOME     $654    (31.01%)   $948     35.43%    $700


Total Non-Interest Income decreased approximately $294,000 or 31.01% when comparing 1995 to 1994. The decrease is primarily attributed to a non-recurring gain of $297,000 to other income derived from the sale of other real estate in 1994. Service charge income from the processing of demand deposit accounts is down $15,000 due to the introduction of a free checking account product the last half of 1994. The loss of income is projected to be offset with increased commissions received from the sale of personal checks and overdraft income. Overdraft income is up approximately $13,000 when comparing 3/31/95 to 3/31/94. In March, 1995 the bank signed a software agreement with Banking Solutions, Dallas Texas to offer an improved processing solution for accounts receivable factoring. Under the new program accounts receivable volumes are projected to increase from $88,000 to $120,000 in approximately 90 days. Additional fee income received from increased volumes will add significantly to other income. Trust income reflects positive changes of 41.11% and 32.28% when reviewing the years under comparison.

                                           Non-Interest Expense
                                              (in thousands)
                                                 March 31
                                         % of               % of
                            1995      Change    1994     Change     1993
Salaries & Employee
 Benefits                  $1,233     5.11%    $1,173     4.64%   $1,121
Net Occupancy Expense      $  203    28.48%    $  158     8.97%   $  145
Other Operating Expense       872    11.08%    $  785    (2.61%)  $  806
TOTAL NON-INTEREST EXPENSE $2,308     9.07%    $2,116     2.12%   $2,072

Total Non-Interest Expense reflects a 9.07% change when comparing 1995 to 1994 after indicating a 2.12% change when comparing 1994 to 1993. A 28.48% change in net occupancy expense is attributed to the cost of opening two branches within the last 6 months as well as the purchase of equipment and software associated with the installation of POD and Statement Imaging and Teller Platform Applications. Other expenses also increased due to additional cost incurred in professional fees and marketing programs associated with the acquisition of the Ripley Branch. FDIC Insurance cost increased in proportion to increases in insured deposits.

Salaries and benefits reflect a continuous effort to increase salaries and benefits at a manageable level while reducing FTE to be more in line with peer group levels. Full time equivalent employees as of March 31, 1995 was
151.64 compared to 145 as of March 31, 1994 and 151 in 1993.   FTE
increased due to (1) the employment of 4 fulltime employees to staff the Ripley Branch and 4 fulltime and 2 parttime employees to staff the Industrial Park Branch; and (2) the employment of 4 parttime tellers to complete the bank's teller training program. Parttime tellers are hired, trained in a comprehensive one month training program, then used to fill vacancies created by leave of absence or peak customer volumes and special projects requiring additional staff. Procedures are in place to continuously monitor the fulltime equivalent in order to maintain staffing levels comparable to peer group banks. However, it is conceivable that the FTE ratio will remain higher than peer group banks because of increased staff necessary to support extended banking hours and additional services offered to our customers that are not offered by many peer group banks. Additional services include a Trust Department, in-house Data Processing and a Mortgage Lending Department. Fulltime equivalent when compared to total assets is 2.02 at 3/31/95 compared to 1.46 peer group banks.

                           DEPOSITS

     The average daily amount of deposits and average rates paid on such deposits are summarized for the quarters ending March 31 for the years indicated:

                                               COMPOSITION OF DEPOSITS
                                       (in thousands)
                       1995                 1994                   1993
                 Average   Average   Average     Average     Average  Average
                 Balance     Rate    Balance       Rate      Balance     Rate
Non Interest
Bearing Demand
Deposits         $ 25,465        -    $ 24,667       -     $ 21,093        -

Savings Deposits $ 65,650     2.96%   $ 65,730     2.54%   $ 65,019     2.57%

Time Deposits    $126,852     5.59%   $104,718     4.51%   $104,456     4.72%

TOTAL DEPOSITS   $217,967     4.64%   $195,115     3.58%   $190,568     3.84%

Total deposits grew approximately $22.8 million when comparing 1995 to 1994. Growth is attributed to rising interest rates and the purchase of $8,000,000 in deposits held by the newly acquired Ripley Branch. An analysis of prior years is reflective of customer response to low interest rates paid on deposits and their reluctance to recommit funds into bank Certificates of Deposits. Time deposit totals are $126,852 at 3/31/95 compared to $104,718 and $104,456 in 1994 and 1993. The average rate paid on time deposits during the quarter was 4.64% compared to 3.58% and 3.84% in prior years.

Demand deposit accounts have remained relatively flat when comparing 1995 and 1994. However, "Sweep Account Funds" totaling approximately $10 million are not
included in average balances for Non Interest Bearing Demand Deposits.   The
"Sweep Account" is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks when presented for payment. The sweep account balances as of March 31, 1994 and 1993 were $13,084,636 and $16,144,000.

The following tables set forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on March 31, 1995. The overall totals were virtually unchanged from 1994 totals.

          Maturity Distribution Of Time Certificates Of Deposit
    In Amounts of $100,000.00 Or More As Of March 31, 1995

                                  (in thousands)
                Maturity                                 Total Amount
            3 months or less                               $ 4,232
            3 through 6 months                             $ 6,022
            6 through 12 months                            $ 4,279
            over 12 months                                 $ 5,089
                                                Total      $19,622

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on the earning assets and average costs on the interest bearing liabilities. Interest earning assets as of 3/31/95 were $242,023 at an average rate of 8.57% compared to $215,575 average rate of 7.75% at 3/31/94 and $213,488 with an average rate of 8.19% at 3/31/93. Interest Bearing

Liabilities totaled $215,122 at 3/31/95 with an average rate of 4.70% compared to $189,347 average rate of 3.70% and $192,698 average rate of 3.80% at 3/31/94 and 3/31/93 respectively. Net Yield on Average Earning Assets (annualized) was 4.39%, 4.50% and 4.76% at 3/31/95, '94, and '93
respectively.   During the last half of 1994 and first quarter of '95
interest rates started to climb causing net interest margins to shrink. Maintaining net interest margins achieved in prior years could prove difficult if interest rates continue to rise in 1995. Sound asset/liability management policies are in place to protect the company from the negative effects of volatile swings in interest rates.

                                            First Citizens National Bank
                                               Quarter Ending March 31
                                     Monthly Average Balances and Interest Rates
                                                    (in thousands)
                           1995                          1994                       1993
                     Average         Average  Average           Average Average          Average
                     Balance Interest   Rate  Balance Interest     Rate Balance Interest   Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)     $167,931  $4,019  9.57%  $149,378  $3,274  8.77%  $132,481  $3,223  9.73%

Investment Securities:
  Taxable             $ 60,262  $  997  6.61%  $ 47,168  $  707  6.00%  $ 67,381  $1,012  6.00%
  Tax Exempt (4)      $ 10,814  $  125  4.62%  $ 13,005  $  146  4.49%  $  9,097  $   98  4.31%
Interest Earning
  Deposits            $    163  $    2  4.91%  $    199  $    1  2.01%  $    184  $    1  2.17%

Federal Funds Sold    $  2,819  $   42  5.96%  $  5,765  $   47  3.26%  $  4,262  $   34  3.19%

Lease Financing       $     34  $    1 11.76%  $     60  $    1  6.67%  $     83  $    2  9.64%

Total Interest
  Earning Assets      $242,023  $5,186  8.57%  $215,575  $4,176  7.75%  $213,488  $4,370  8.19%

NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks               $  9,342  $    -     -%  $  8,579  $    -     -%  $  7,830  $   -      -%

Bank Premises and
  Equipment           $  8,503  $    -     -%  $  7,985  $    -     -%  $  7,979  $   -      -%

Other Assets          $  3,936  $    -     -%  $  3,217  $    -     -%  $  3,776  $   -      -%

Total Assets          $263,804  $    -     -%  $235,356  $    -     -%  $233,073  $   -      -%

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
INTEREST BEARING

LIABILITIES:
Savings Deposits      $ 65,650  $  485  2.96%  $ 65,730  $  418  2.54%  $ 65,019  $  418  2.57%

Time Deposits         $126,852  $1,773  5.59%  $104,718  $1,182  4.51%  $104,456  $1,233  4.72%

Federal Funds
 Purchased and
 Other Interest
 Bearing Liabilities  $ 22,620  $  269  4.76%  $ 18,899  $  151  3.20%  $ 23,223  $  178  3.06%

Total Interest
 Bearing Liabilities  $215,122  $2,527  4.70%  $189,347  $1,751  3.70%  $192,698  $1,829  3.80%


 NON-INTEREST
BEARING LIABILITIES:
Demand Deposits       $ 25,465   $  -     -%   $ 24,625   $  -     -%   $ 21,029   $  -     -%

Other Liabilities     $  1,599   $  -     -%   $  1,691   $  -     -%   $  1,731   $  -     -%

Total Liabilities     $242,186   $  -     -%   $215,663   $  -     -%   $215,458   $  -     -%

SHAREHOLDERS'
  EQUITY              $ 21,618   $  -     -%   $ 19,693   $  -     -%   $ 17,615   $  -     -%

TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY              $263,804   $  -     -%   $235,356   $  -     -%   $233,073   $  -     -%

 NET INTEREST
  INCOME              $      -   $2,659   -%   $      -   $2,425   -%   $   -      $2,541   -%

NET YIELD ON
  AVERAGE EARNING
  ASSETS              $      -   $  -   4.39%  $      -   $  -  4.50%   $   -      $  -  4.76%
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

                     COMPOSITION OF LOANS

The Loan Portfolio total at 3/31/95 is $174,450,000 consisting of $107,220,000 in Mortgage and Construction Loans; $45,467,000 in Commercial, Financial and Agriculture Loans; $19,885,000 in Installment Loans to Individual; and $1,878,000 in Other Loans. A comparison of loan growth for the years of 1995, 1994 and 1993 reflects growth of $21,608,000, $13,674,000 and $6,425,000 respectively. Loan growth exceeded budget projections for 1993 and 1994. However, a quality, well diversified loan portfolio allowed for a reduction in the provision for loan losses, despite continued growth. A review of loan categories contained within the table for 1995 reflects the largest percentage of growth centered in Commercial, Financial Agriculture loans and Installment Loans to Individuals.
Operating loans extended for agricultural purposes are fully funded by June of each year resulting in seasonal growth reflected in this category. Increases to installment loans are due to a strategic planning decision to aggressively seek high quality consumer loans after suppressing growth in the years of 1991 to 1993. Growth in the loan portfolio is a key objective, however ensuring credit quality is our first priority. There are no concentrations of credit contained within the portfolio.

The average yield on loans of First Citizens National Bank as of March 31 in the years indicated is as follows:

                Year         Yield
                1995          9.57%
                1994          8.77%
                1993          9.73%
                1992         10.49%
                1991         11.98%


The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $52,922,000 as of 3/31/95.

The following table sets forth loan totals net of unearned income by category for the past five years:
                                              March 31
                                           (in thousands)
                           1995      1994     1993     1992       1991
Real Estate Loans:
  Construction          $ 11,457  $  7,598  $  7,003  $  4,088  $  4,927
  Mortgage              $ 95,763  $ 90,537  $ 87,864  $ 77,000  $ 70,957
Commercial, Financial
 and Agricultural Loans $ 45,467  $ 35,784  $ 27,206  $ 33,425  $ 36,885

Installment Loans to
  Individuals           $ 19,885  $ 16,212  $ 14,976  $ 15,723  $ 17,349
Other Loans             $  1,878  $  2,711  $  2,119  $  2,507  $  2,570
TOTAL LOANS             $174,450  $152,842  $139,168  $132,743  $132,688



         LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $70,480,000 or 40.40% of the total portfolio are subject to repricing with one year or carry a variable rate of interest. The ratio is down from 42% at 3/31/94, 47% at 3/31/93, and 63% at 3/31/92 reflecting efforts of the customer base to lock in lower interest rates available in those time periods. Maturities in the one to five year category total $115,779,000 reflecting a modest decrease of
$626,000 when compared to 3/31/94.   The trend to lock in interest rates
reflected in previous years comparisons is projected to continue in 1995.

                                         Due after
                        Due in one       one year but         Due after
                        year or less     within five years    five years

                                          (in thousands)

Real Estate               $15,915         $78,215               $13,090
Commercial, Financial
 and Agricultural         $19,590         $18,944               $ 6,933

All Other Loans           $ 3,143         $18,620               $     0

TOTAL                     $38,648        $115,779               $20,023

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined            $103,970
Interest Rates are Floating or Adjustable             $31,832

                             NON-PERFORMING ASSETS

Non performing loans reflect a continuous improvement for the years of 1991
thru 1994.   However, a review of 1995 reflects an upward swing of
approximately $635,000 when compared to 1994. The increase is a result of one credit totaling approximately $900,000 classified as non performing the second quarter of '94. The credit is expected to be paid in full within
the second quarter of '95.  No loss is projected.   Without the credit, non
performing assets would have slightly declined from the previous years total. Non performing loans are below peer group ratios when excluding this credit.

Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgements as to potential loan loss. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the three months ending 3/31/95 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $17,000. Interest income on loans reported as ninety days past due and on interest accrual status was $34,000 for year-to-date 1994. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". Restructured loan totals at March 31, 1994 are zero.

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

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

                              Non-Performing Loans
                                    March 31
                                 (in thousands)

                                          90 Days Past Due
            Year          Non-Accrual     Accruing Interest   Total
            1995           $  721              $1,404        $2,125
            1994           $1,051              $  439        $1,490
            1993           $1,517              $  161        $1,678
            1992           $1,952              $1,136        $3,088
            1991           $1,750              $  691        $2,441


                           LOAN LOSS EXPERIENCE AND
                           RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of
(1) loans charge-offs - $60,000 (2) recovery of loans previously charged off - $56,000 and (3) additions to Reserve - $65,000. Recovery of loans previously charged off have exceeded loans charged off in the first quarter of 1994 and 1993. However, recovery of charged off loans was $4,000 under actual charge offs for the first quarter '95. A high quality loan portfolio allowed management to reduce allocations made to the Reserve Account in the first quarter. However, this amount is projected to increase in direct relationship with growth in the portfolio.

An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, August, and November) and reported to the Board at its meeting immediately preceding quarter-end. Requirements of FASB 114 & 118 have been incorporated into the policy for Accounting by Creditor for Impairment of a Loan. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractional terms of the loan. First Citizens adopted the following as a measurement of impairment:
(1) Impairment of a loan at First Citizens shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value. The Impairment decision will be reported to the Board of Directors and other appropriate regulatory agencies as specified in FASB 114 and 118. The bank will continue to follow regulatory guidelines for income recognition for purposes of generally accepted accounting principles, as well as regulatory accounting principles.

An annual review of the loan portfolio to identify the risks will cover a minimum of 70% of the gross portfolio less installment loans. In addition, any single note or series of notes directly or indirectly related to one borrower which equals 25% of the bank's legal lending limit will be included in the review automatically.

For analysis purposes the loans reviewed will be separated into five classifications:

1. Pass - Loans that have been reviewed and graded high quality or no major deficiencies.

2. Watch - Loans which, because of unusual circumstances, need to be supervised with slightly more attention than is common.

3. Problem - Loans which require additional collection effort to liquidate both principal and interest.

4. Specific Allocation - Impaired loans, in total or in part, in which a future loss is possible.

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

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/95 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural            $50,000
  Real Estate-Construction                           None
  Real Estate-Mortgage                             70,000
  Installment Loans to individuals &
   credit cards                                    80,000
  Lease financing                                    None
Foreign                                               N/A
               01/01/95 through 12/31/95   Total $200,000

The book value of repossessed real property held by Bancshares was $1,032,000 and $934,000 at 3/31/95 and 3/31/94
respectively. The balance was significantly reduced as a result of the sale of property in December, 1993 valued at $1,055,000. The only other property held on the books of Bancshares is a strip shopping center valued at $685,000. The remaining balance represents other real estate which is held by First Citizens National Bank. Efforts to market the property held by the holding company are on-going.

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

                       First Citizens National Bank
             Loan Loss Experience and Reserve for Loan Losses
                              (in thousands)
                          Quarter ending March 31
                            1995          1994          1993        1992        1991
Average Net Loans
Outstanding               $167,965     $149,438      $132,564     $129,818   $128,671

Balance of Reserve
for Loan Losses
at Beginning of
Period                    $  2,054     $  1,676      $  1,703     $  1,936   $  1,914

Loan Charge-Offs          $    (60)    $    (24)     $    (26)    $   (307)  $   (123)

Recovery of Loans
Previously Charged Off    $     56     $     44      $     38     $     38   $     37

Net Loans Charged Off     $     (4)    $     20      $     12     $   (269)  $    (86)

Additions to Reserve
Charged to Operating
Expense                   $     65     $     99      $    117     $    131   $    213

Balance at End of
Period                    $   2,115    $  1,795      $  1,832     $  1,798   $  2,041

Ratio of Net Charge-Offs
during quarter to Average
Net Loans Outstanding        (.00%)        .01%          .01%       (.21%)      (.07%)

The following table will identify charge-offs by category for the periods ending 3/31/95, 3/31/94 and 3/31/93:

Charge-offs:                                    1995     1994     1993
Domestic:
   Commercial, Financial and Agricultural       $  0     $  0     $  0
   Real Estate-Construction                        0        0        0
   Real Estate-Mortgage                           31        0        0
Installment Loans to individuals                  29       24       26
   Lease financing                                 0        0        0
Foreign                                          N/A      N/A      N/A
                                         Total $  60     $ 24     $ 26
Recoveries:
 Domestic:
   Commercial, Financial and Agricultural       $ 15     $ 16      $ 3
Real Estate-Construction                           0        0        0
   Real Estate-Mortgage                           10        2        1
Installment Loans to individuals                  31       26       34
Lease Financing                                    0        0        0
Foreign                                          N/A      N/A      N/A
                                         Total  $ 56     $ 44      $38
Net Charge-offs                                 $(4)     $ 20*     $12*

*Recoveries exceeded Charge-offs

Investment Securities

The book value of listed investment securities as of the dates indicated are summarized as follows:

                                            Composition of Investment Securities
                                                           (March 31)

                                       1995     1994     1993    1992    1991
U. S. Treasury & Government Agencies $60,735  $42,353  $61,068 $55,020  $46,856
State & Political Subdivisions       $10,426  $13,665  $ 9,057 $ 5,446  $ 6,625
All Others                           $ 4,393  $ 5,519  $ 5,645 $ 3,944  $ 5,880
                              TOTALS $75,554  $61,537  $75,770 $64,410  $59,361

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the first quarter, 1995 were up
$14 million when compared to the same time period in 1994.   Securities
contained within the portfolio consist primarily of U. S. Treasury, and other U. S. Government Agency Securities and tax exempt obligations of States and Political Subdivisions. Tax Free Investments total approximately $10,419,915.

Purchases made during the first quarter, 1995 totaled $12,570,000 consisting of Government Backed and Municipal Securities. Securities totaling $10,000,000 were placed in the Held-To-Maturity Account while securities totaling $2,070,000 were booked in the Available for Sale account. No securities were sold prior to maturity during the first quarter.

FASB 115 required banks to maintain separate investment portfolio for Held-To-Maturity, Available-For-Sale, and Trading Account Investments. As of March 31, 1995 approximately 74.41% of the total portfolio was placed in the Held-To-Maturity account. The remaining 25.59% was book in the Available-For-Sale account. FASB 115 also required banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-To-Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a negative capital entry of $72,547.

As of 3/31/95, the securities portfolio held $14,919,258 in "Derivative" products which consisted of $6,463,562 CMO's (Collateralized Mortgage Obligations), $490,426 Strip Coupon, and $7,965,270 Structured Notes. "Derivative" are non-traditional securities that derive value from the price action of other assets. Total investments in Derivative products constitutes 19.74% of the investment portfolio and are government backed securities bearing short maturities. These securities do no represent a high level of concentration or an abnormal amount of market risk to the overall portfolio.

Maturities in the portfolio are made up of 14.14% within one year, 61.20% after one year and within five years, and 24.53% after five years. Policy provides for 20% maturities on an annual basis. Management made a conscious effort to shorten maturities in 1994 based on volatility in interest rates and mark to market rules. Maturities on investments purchased in 1995 will be structured to meet loan demand as well as projected changes in interest rates.

During the quarter just ended there were no transfers between the investment portfolio accounts. The Trading Account for the entire quarter maintained a zero balance.

                                          Investment Securities

                                Held to Maturity      Available for Sale
                                              March 31, 1995
                                              (in thousands)
                                 Amortized      Fair   Amortized    Fair
                                  Cost        Value     Cost       Value

U.S. Treasury Securities        $12,394     $12,335   $ 5,988   $ 5,893
   U.S. Government agency
   and corporation obligations
   (exclude mortgage-backed
   securities):
      Issued by U.S. Government
      agencies (2)                  251         246         0         0
      Issued by U.S. Government-
      sponsored agencies (3)     25,963      25,664     7,318     7,369
Securities issued by states
 and political subdivisions
 in the U.S.:
     General obligations          6,333       6,203       372       373
     Revenue obligations          2,749       2,656       330       329
     Industrial development and
     similar obligations              0           0       641       641
Mortgage-backed securities (MBS):
 Pass-through securities:
       Guaranteed by GNMA           599         601     1,170     1,163
      Issued by FNMA and FHLMC    1,289       1,274         0         0
          Privately-issued            0           0         0         0
    CMOs and REMICs:
       Issued by FNMA and FHLMC   5,052       4,823       812       762
        Privately-issued and
        collateralized by MBS
        issued or guaranteed by
       FNMA, FHLMC, or GNMA         600         617         0         0
        All other privately-issued    0           0         0         0
 Other debt securities:
   Other domestic debt securities   991         973       550       555
    Foreign debt securities           0           0         0         0
   Equity securities:
    Investments in mutual funds       -           -     1,747     1,748
    Other equity securities with
    readily determinable fair
    values                            -           -         0         0
   All other equity securities (1)    -           -     2,248     2,248
       Total                     56,221      55,392    19,429    19,333

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


                              Maturity and Yield on Securities March 31, 1995
                                            (in thousands)
                                           Maturing
                                        After One Year   After Five Years    After
                      Within One Year  Within Five Years Within Ten Years   Ten Years
                       Amount   Yield   Amount     Yield  Amount    Yield Amount Yield
U. S. Treasury and
Government Agencies   $ 9,138   6.68%   $38,915   6.59%  $ 7,646   6.49%  $5,036 5.74%

State and Political
Subdivisions*         $ 1,322   7.15%   $ 6,094   6.78%  $ 3,010   6.82%  $    -    -%

All Others            $   300   9.00%   $ 1,240   6.53%  $ 2,253   5.61%  $  600 9.14%

TOTALS                $10,760   6.80%   $46,249   6.61%  $12,909   6.40%  $5,636 6.10%

* Yields on tax free investments are stated herein on a taxable equivalent basis.

                        Return on Equity and Assets

    The table below presents for Bancshares certain operating ratios for the quarters ending March 31st: (Not Annualized)

                                    1995    1994    1993    1992    1991
Percentage of Net Income to:
Average Total Assets                 .24%   .35%    .32%    .17%    .18%
Average Shareholders Equity         2.64%  3.74%   3.84%   2.14%   2.42%
Percentage of Dividends Declared
Per Common Share to Net Income
Per Common Share                   33.90% 22.73%  22.41%  38.89%  35.90%
Percentage of Average Shareholders'
Equity** to Average Total Assets    9.18% 10.03%   9.10%   8.76%   8.30%

Improved earnings are reflected when reviewing the financial ratios for the years of 1990 thru 1994. Management has made ongoing efforts to control expenses and maximize earnings to achieve earnings comparable to peer group banks. An analysis of return on assets at March 31, 1995 reflects a slight decline when compared to 3/31/94 and 3/31/93. Accelerated asset growth over the past twelve months coupled with rising rates paid on interest bearing deposits had a significant impact on earnings in the first quarter of '95. A comparison of total assets at 3/31/95 and 3/31/94 reflects an average growth rate in excess of 13%.

Increased expenses during the 1st quarter can be attributed to the addition of two branch banks opened in November, 1994 and January, 1995 and the installation cost of POD and Statement Imaging and a Teller Platform System.

The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing quality customer service. The Bank's management and employees are rewarded with incentive compensation based on the level of ROA achieved at year end. A return on assets of 1.25% is required if maximum benefits are to be realized.

Total Shareholder's equity (including Loan Loss Reserve) of First Citizens Bancshares as of 3/31/95 was $24,739,000 compared to $23,879,000 at 12/31/94.

Percentage of Dividends declared per common share to net income per common share increased from 22.41% and 22.73% to 33.90% when comparing 1993, 1994 and 1995 respectively. While dividends per share have trended upward, improved earnings serve to reduce the comparative ratio. A 10% stock dividend declared on October 21, 1992 was payable to shareholders of record December 15, 1992, thereby increasing outstanding shares. Earnings per share were adjusted accordingly. During the third quarter, of 1993 a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The numbers of shares outstanding increased proportionately with no effect on capital. An amendment to the Company's Charter by the shareholders in April 1994 approved an increase in the number of shares authorized from 750,000 to 2,000,000.

A Stock repurchase program has been approved by the Board of Directors effective the fourth quarter, 1994. The purpose of this action is to acquire shares to service the Dividend Reinvestment program. Under the terms of the program, the company will repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come, first served basis.

            LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities and consistently remains between 10% and 15%. The stability of our deposit base, sound asset/liability management, a strong capital base and quality assets assure adequate liquidity. Low interest rates during 1993 and the first 9 months of 1994 placed pressure on the bank's ability to retain funds in maturing certificates of deposit. Many of our customers were seeking alternate investment options in annuities, mutual funds, and stocks. Deposits over $100,000 are more volatile and interest sensitive than smaller consumer deposits which make up the major portion of our deposit base. During the last half of 1994 interest rates started to climb upward causing consumers to move funds from Annuities and Mutual Funds into
bank Certificates of Deposits.   Liquidity became less of a concern for the
bank's management with accelerated growth in long term deposits. Another factor that has had an impact on liquidity was the demand to lock in low interest rates charged on loans for longer periods of time. When comparing the first quarter, 1995 to the same time period in 1994 loans with maturities of one to five years increased approximately $14,650,000. Also the category of fixed or predetermined interest rates increased in excess of $15,400,000.

To address liquidity concerns the bank became a member of the Federal Home Loan Bank, thereby opening up an additional liquidity source totaling $11.5 million should the need arise. In 1995 Federal Home Loan Bank Borrowings totaled $6,783,000. These borrowings are maturity matched with specific
loans and investments on the books of the bank.   Other sources that are
available to meet liquidity needs are (1) Loans in excess of $38,648,000 and Investment Securities totaling $10,760,000 maturing within one year and
(2) Lines of Credit with correspondent banks totaling $7.5 million.

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

                                               CONDENSED GAP REPORT
                                               --------------------
                                                 CURRENT BALANCES
                                               --------------------
                                                    03/31/95
                                                  (in thousands)
                                 DAILY     0-1     1-2     2-3     3-6     6-12    1-2     2+
                          TOTAL FLOATING  MONTH  MONTHS  MONTHS  MONTHS   MONTHS  YEARS  YEARS
- ----------------------------------------------------------------------------------------------
CASH AND DUE FROM
CURRENCY AND COIN         2,209       -       -       -       -       -       -      -   2,209
DUE FROM BANKS            1,815       -       -       -       -       -       -      -   1,815
CASH ITEMS                4,566       -       -       -       -       -       -      -   4,566
MONEY MARKET                162     162       -       -       -       -       -      -       -

TOTAL CASH & DUE FROM     8,752     162       -       -       -       -       -      -   8,590


INVESTMENTS              75,554       -       -   1,351   3,320  14,224   9,116 11,328  36,215

LOANS
COMMERCIAL FIXED         21,038       -   1,927     369     599   1,997   5,772  3,046   7,328
COMMERCIAL VARIABLE      20,407  20,407       -       -       -       -       -      -       -
REAL ESTATE VARIABLE     20,601  20,601       -       -       -       -       -      -       -
REAL ESTATE FIXED        82,064       -   2,354   1,925     571   1,204   3,779  9,548  62,683
HOME EQUITY LOANS         4,502   4,502       -       -       -       -       -      -       -
SEC MORTGAGE                 53       -      53       -       -       -       -      -       -
INSTALLMENT LOANS        19,630       -     322     182     284     618   1,542  3,451  13,231
INSTALLMENT VARIABLE        255     255       -       -       -       -       -      -       -
FLOOR PLAN                1,030       -   1,030       -       -       -       -      -       -
CREDIT CARDS              1,691       -       -       -       -       -       -      -   1,691
OVERDRAFTS                  187       -     187       -       -       -       -      -       -
NON-ACCRUAL LOANS           721       -       -       -       -       -       -      -     721
FHLB LOANS                2,271       -       -       -       -       -       -      -   2,271
TOTAL LOANS             174,450  45,765   5,873   2,476   1,454   3,819  11,093 16,045  87,925
LOAN LOSS RESERVE         2,115       -       -       -       -       -       -      -   2,115

NET LOANS               172,335  45,765   5,873   2,476   1,454   3,819  11,093 16,045  85,810

FED FUNDS SOLD            2,500   2,500       -       -       -       -       -      -       -

TOTAL EARNING ASSETS    250,389  48,265   5,873   3,827   4,774   18,043 20,209 27,373 122,025


OTHER ASSETS
BUILDING, F&F AND LAND    8,584       -       -       -       -        -      -      -   8,584
OTHER REAL ESTATE           218       -       -       -       -        -      -      -     218
OTHER ASSETS              4,948       -       -       -       -        -      -      -   4,948

TOTAL OTHER ASSETS       13,750       -       -       -       -        -      -      -  13,750

TOTAL ASSETS            272,891  48,427   5,873   3,827   4,774  18,043  20,209 27,373 144,365

DEMAND DEPOSITS
BANKS                        39       -       -       -       -       -       -      -      39
DEMAND DEPOSITS          24,012       -       -       -       -       -       -      -  24,012
TOTAL DEMAND             24,051       -       -       -       -       -       -      -  24,051

                                                        CONDENSED GAP REPORT
                                                        --------------------
                                                          CURRENT BALANCES
                                                        --------------------
                                                              03/31/94
                                                           (in thousands)
                                   DAILY     0-1     1-2    2-3     3-6     6-12    1-2     2+
                          TOTAL  FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS  YEARS YEARS
- ----------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS          17,832       -      -      -       -       -       -       -   17,832
NOW ACCOUNT              24,737       -      -      -       -       -       -       -   24,737
IMF-MMDA                 11,157  11,157      -      -       -       -       -       -        -
HIGH YIELD ACCOUNT        6,578   6,578      -      -       -       -       -       -        -
DOGWOOD CLUB              4,104       -      -      -       -       -       -       -    4,104

TOTAL SAVINGS            64,408  17,735      -      -       -       -       -       -   46,673

TIME DEPOSITS
FLEX-CD                  93,279       -  7,049   6,425   6,950  23,631  18,831  15,894  14,499
LARGE CD-FLEX            19,622       -  1,929   1,344     959   6,022   4,279   2,789   2,300
IRA-FLOATING                188     188      -       -       -       -       -       -       -
IRA-FIXED                20,103       -    281     359     281   1,325   2,958   3,484  11,415
CHRISTMAS CLUB              185       -      -       -       -       -     185       -       -

TOTAL TIME              133,377     188  9,259   8,128   8,190  30,978  26,253  22,167  28,214

TOTAL DEPOSITS          221,836  17,923  9,259   8,128   8,190  30,978  26,253  22,167  98,938


SHORT TERM BORROWINGS
TT&L                        427     427      -       -       -       -       -       -       -
SECURITIES SOLD-SWEEP    10,398  10,398      -       -       -       -       -       -       -
SECURITIES SOLD-FIXED     6,822       -      -   1,702     400   3,513     815     112     280
FHLB-LIBOR INVESTMENT     4,407   4,407      -       -       -       -       -       -       -
FHLB-LONG TERM            2,376       -      -       -       -       -       -       -   2,376

TOTAL SHORT TERM BORR.   24,430  15,232      -   1,702     400   3,513     815     112   2,656

OTHER LIABILITIES
ACCRUED INT PAYABLE       1,564       -      -       -       -       -       -       -   1,564
OTHER LIABILITIES           322       -      -       -       -       -       -       -     322

TOTAL OTHER LIAB.         1,886       -      -       -       -       -       -       -   1,886

TOTAL LIABILITIES       248,152  33,155  9,259   9,830   8,590  34,491  27,068  22,279 103,480

CAPITAL
COMMON STOCK                721       -      -       -       -       -       -       -     721
SURPLUS                   9,222       -      -       -       -       -       -       -   9,222
UNREALIZED GAIN(LOSSES)     -54       -      -       -       -       -       -       -     -54
UNDIVIDED PROFITS        14,850       -      -       -       -       -       -       -  14,850

TOTAL CAPITAL            24,739       -      -       -       -       -       -       -  24,739

TOTAL LIAB. & CAPITAL   272,891  33,155  9,259   9,830   8,590  34,491  27,068  22,279 128,219

GAP (SPREAD)                  -  15,272 -3,386  -6,003  -3,816 -16,448  -6,859   5,094  16,146
GAP % TOTAL ASSETS            -    5.60  -1.24   -2.20   -1.40   -6.03   -2.51    1.87    5.92
CUMULATIVE GAP                -  15,272 11,886   5,883   2,067 -14,381 -21,240 -16,146       -
CUMM. GAP % TOTAL ASSETS      -    5.60   4.36    2.16    0.76   -5.27   -7.78   -5.92       -
SENSITIVITY RATIO             -    1.46   1.28    1.11    1.03    0.85    0.83    0.89    1.00


                               Capital Resources

Total shareholders' equity of First Citizens Bancshares as of March
31, 1995, was $24,739,000. Capital as a percentage of total assets for the quarter ending March 31 is presented in the following table for the years indicated (excluding Loan Loss Reserves):

             1995     1994      1993      1992     1991
             9.06%    9.37%     8.41%     7.87%    7.45%


Increasing the capital base of the Company is a vital part of strategic planning. Although the present capital to asset ratio remains well in excess of the level required by Regulators for banks our size, management is aware of the importance of this base.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. The minimum risk-based capital ratio established by the Federal Reserve is 8%. At least one-half or 4% must consist of core capital (Tier 1), and the remaining 4% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 capital/supplementary capital consists of the allowance for loan and lease losses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares' capital consists entirely of Tier 1 components, with the exception of the allowance for loan and lease losses.

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing the years included in the above table. Risk-based capital ratio as of 3/31/95 was 14.06%, significantly in excess of the 8% mandated by the Regulatory Authorities. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 3/31/95.

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First Citizens Bancshares, Inc.
                                              (Registrant)



Date: May 12, 1995                     Stallings Lipford
                                       Stallings Lipford, Chairman &
                                       CEO




Date: May 12, 1995                     Jeff Agee
                                       Jeff Agee, Vice President &
                                       Chief Financial Officer
                                       First Citizens National Bank
                                       (Principal Subsidiary)