Form 10-Q
period 1995-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1995-08-14
CIK 719264

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1995       Commission File Number 2-83542

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

Of the registrant's only class of common stock ($1.00 par value) there were 728,607 shares outstanding as of June 30, 1995.

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                              June 30,     December 31,
                                                1995           1994

                                  ASSETS

Cash and due from banks                    $ 11,381,000  $ 9,784,000
Federal funds sold                            5,950,000    2,900,000
Investment securities -
  Trading Investments-Stated at Market                0            0
  Held to Maturity-amortized cost-Fair
  Value of $49,186,000 at June 30, 1995
  and $45,151,000 at December 31, 1994.      48,776,000   47,295,000
  Available for Sale-Stated at Market        19,148,000   16,874,000
Loans (Excluding unearned income of
      $1,644,000 at June 30, 1995, and
      $1,334,000 at December 31, 1994)      185,360,000  168,781,000
Less: Allowance for loan losses               2,186,000    2,054,000
      Net Loans                             183,174,000  166,727,000
Premises and equipment                        8,711,000    8,392,000
Other assets                                  5,471,000    4,715,000

          TOTAL ASSETS                     $282,611,000 $256,687,000


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                   $231,646,000 $209,480,000
Securities sold under agreement to
   repurchase                                16,449,000   16,950,000
Federal funds purchased and Other
   Short Term Borrowing                               0            0
Long-term debt - Note 3 (Includes Long
   Term FHLB)                                 6,740,000    4,125,000
Notes payable of employee stock
  ownership plan                                      0            0
Other liabilities                             2,077,000    2,253,000
     Total Liabilities                      256,912,000  232,808,000


Contingent liabilities - See Note 5

Stockholders' Equity:
  Common stock, $1 par value - 2,000,000
  authorized; 728,607 issued and
  outstanding at June 30, 1995;
  714,824 issued and outstanding at
  December 31, 1994                             729,000      715,000
Surplus                                       9,520,000    9,000,000
Retained earnings                            15,347,000   14,423,000
Obligation of Employee Stock
  Ownership Plan                                      0            0
Net Unrealized Gains (Losses) on Available
  for Sale                                      110,000     (259,000)
  Total Common Stock and Retained Earnings   25,706,000   23,879,000
Less-Treasury 161 Shares, at Cost at
  June 30, 1995 and 3 at December 31, 1994       (7,000)           0
   Total Stockholders' Equity                25,699,000   23,879,000

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                           $282,611,000 $256,687,000

NOTE: The balance sheet at December 31, 1994, has been taken from the audited financial statements at that date and condensed.

                      FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)


                             Three Months Ended        Six Months Ended
                                  June 30                  June 30
                             1995         1994        1995         1994

     Interest Income

Interest and fees
  on loans                $4,393,000 $3,729,000  $8,413,000  $7,178,000
Interest on investment
  securities:
  Taxable                  1,051,000    774,000   2,071,000   1,481,000
  Tax-exempt                 118,000    156,000     243,000     302,000
Other interest income         63,000     12,000     108,000      67,000
Lease financing income         1,000      1,000       2,000       2,000
  Total Interest Income    5,626,000  4,672,000  10,837,000   9,030,000

     Interest Expense
Interest on deposits       2,573,000  1,624,000   4,831,000   3,224,000
Other interest expense       318,000    222,000     587,000     369,000
 Total Interest Expense    2,891,000  1,846,000   5,418,000   3,593,000

Net Interest Income        2,735,000  2,826,000   5,419,000   5,437,000

Provision for Loan
  Losses                      86,000    100,000     151,000     199,000

Net Interest Income
  after Provision          2,649,000  2,726,000   5,268,000   5,238,000

     Other Income
Securities gains
  (losses)                    17,000          0      24,000           0
Other income                 674,000    523,000   1,321,000   1,297,000
     Total Other Income      691,000    523,000   1,345,000   1,297,000

Other expenses             2,251,000  2,133,000   4,559,000   4,249,000

Net income before
  income taxes             1,089,000  1,116,000   2,054,000   2,286,000
Provision for income
  taxes                      366,000    364,000     688,000     707,000

Net income                $  723,000 $  752,000  $1,366,000  $1,579,000

Earnings per share        $     1.00 $     1.06  $     1.89  $     2.23

Weighted average number of
  shares outstanding         721,697    706,905     721,697     706,905

  The accompanying notes are an integral part of these financial statements.

                 FIRST CITIZENS BANCSHARES, INC.
                          AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                           (UNAUDITED)





                                            Six Months Ended June 30,
                                          1995        1994      1993
Net Cash Provided by Operating
  Activities                         $ 1,347,000  $2,187,000   $ 2,398,000

Investing Activities

Proceeds of Maturities of Held to
 Maturity Securities                   9,563,000  10,054,000    16,049,000
Purchase of Held to Maturity
 Investments                         (11,000,000)(15,739,000)   (9,033,000)
Proceeds from Maturities of
 available for Sales Securities          812,000           0             0
Proceeds from Sales of available
 for Sale Securities                     630,000           0             0
Purchase of available for Sale
 Securities                           (3,133,000)          0             0
Increase in Loans-Net                (16,598,000)(15,980,000)   (7,386,000)
Purchases of Premises and Equipment     (819,000)   (692,000)     (192,000)

Net Cash Provided by
 Investing Activities                (20,545,000)(22,357,000)     (562,000)

Financing Activities

Net increase (decrease) in Demand
 and Savings Accounts                 (1,212,000)   (854,000)  (1,530,000)
Increase (decrease) in Time Accounts  23,377,000   8,073,000   (3,031,000)
Increase (decrease) in Long Term Debt  2,615,000   4,220,000      (66,000)
Treasury Stock Transactions               (7,000)     60,000            0
Proceeds from Sale of Common Stock        14,000      66,000       72,000
Cash Dividends Paid                     (441,000)   (376,000)    (338,000)
Net increase (decrease) in
  Short-term Borrowings                 (501,000)  5,225,000   (2,517,000)

Net Cash Provided (used) by Financing
      Activities                      23,845,000  16,414,000   (7,410,000)

Increase (decrease) in Cash and Cash
  Equivalents                          4,647,000  (3,756,000)  (5,574,000)

Cash and Cash Equivalents at
  Beginning of Year                   12,684,000  13,608,000   17,291,000

Cash and Cash Equivalents at
  End of Year                        $17,331,000 $ 9,852,000 $ 11,717,000

Cash payments made for interest and income taxes during the years presented are as follows:

                                        1995          1994         1993

          Interest                    $4,877,000  $3,430,000   $3,713,000
          Income Taxes                   841,000     520,000      387,000


  The accompanying notes are an integral part of these financial statements.

                FIRST CITIZENS BANCSHARES, INC.
                        AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                         June 30, 1995

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 1995, the consolidated statements of income for the three month periods ended June 30, 1995, 1994 and 1993, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First
Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Long-Term Debt

Long term debt for the periods ending June 30 consists of Federal Home Loan Bank Borrowings with an average life of 10 years. These borrowings are maturity matched with specific loans and investments. The average volume, rate and maturity is as follows:

                               Average       Average      Average
                               Volume          Rate       Maturity

FHLB Borrowings              $2,333,000        5.71%      10 Years
FHLB Borrowings               4,407,000        5.71%       4 Years

Note 4 - Statement of Cash Flows
                                               June 30,
                                      1995       1994      1993
Actual payments made during
  the periods:
  Income taxes                   $  841,000  $  520,000  $  387,000
  Interest                        4,877,000   3,430,000   3,713,000

Note 5 - Contingent Liabilities

There are no material pending litigations as of the current reportable date.

Note 6 - Investment Securities

The differences between book values of investment securities and market values at June 30, 1995 and June 30, 1994, total $410,000 and ($892,000) respectively. FASB 115 requires banks to classify securities into held to maturity, available for sale, and trading. First
Citizens has $0 in the trading account. Available for Sale securities values are adjusted to market quarterly and the adjustments flow to the capital section (net of tax). Held to maturity securities are stated at amortized cost. Available for sale securities reflect a positive $273,000 increase for the second quarter of 1995 resulting in a net of tax increase to capital of $164,000. These movements can fluctuate with the bond market.

FASB 119 effective January 1, 1995 will require banks to identify and closely monitor derivative products held in investment portfolio and to disclose mark downs in book value that will have a material effect on the balance and income statements. Derivatives listed in the following table comprise $14,930,000 of the First Citizens Investment Portfolio and are classified primarily as Government Backed Investments bearing short maturities. Also listed is a comparison of Book to Market Value reflecting no material difference. There are no future plans to increase the bank's exposure by purchasing additional derivatives.

The Derivatives at First Citizens consist of:

Stated in ($000)     Book      Market

CMO's                6464       6416
Strip Coupons         497        489
Structured Notes     7969       7829

Total               14930      14734

We consider these securities to be normal safe investments over the long term. One half of the CMO's are matched with funds that are tied to the same rate index. The step up agencies are considered above average investments that reprice upward at the change date.

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

Note 8 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993.
The deferred tax liability account reflects a total balance of $1,000. The timing differences mainly consist of Reserve for Loan Loss deductions.

Note 9 - Other Income

The Jackson Tennessee property was sold for a gain of $297,000 during the quarter ending March, 1994.
Earnings, net of tax effect, were $178,000 or $.25 per share.

Note 10 - Reserve for Loan Losses

FASB 114 (Accounting by creditors for impairments of loans). Effective date is fiscal years beginning after December 15, 1994. FASB 114 requires a bank to recognize impairment of a loan if the present value of expected future cash flows discounted at the loan's effective interest rate (or alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment. If the fair value used is at least equal or greater than the recorded amount, there is no impairment. Impaired loans are usually considered loans in non-accrual status, 90 days or more past due that will not pay full interest and principal due, or have been classified as a problem loan. First
Citizens National Bank has implemented procedures that capture average balances of impaired loans, interest income associated with impaired loans, and allocations made to the reserve for loan losses associated with impaired loans. Allocations made for impaired loans as of June 30, 1995 was $188,000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending June 30, 1994.
Reference should be made to the financial statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First
Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares
Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

1995 is proving to be a time of planning and implementation, laying the foundation for growth and profitability in future years. In January, the purchase of our Ripley Branch was finalized, adding
$8,000,000 to deposit totals and providing a physical presence in Lauderdale County. Total Assets as of 6/30/95 were $10,143,000 while loans to deposits ratio is at 10.73%. The Industrial Park Branch, constructed and opened in 1994, to provide a convenient service location to the bank's existing and potential customers employed at various plants located in the Dyersburg/Dyer County Industrial Park continues to expand in development of new and existing business.
Total Assets at June 30, 1995 was $2,469,000. Loan to deposits is 34.53% for the same time period. In June, 1995 a contract was signed with Internet/Most, Reston, VA. for ATM and Point of Sale Processing. A business partnership with Internet/Most will offer First
Citizens National Bank an innovative network for electronic and remote banking services. Electronic services provided by the network are ATM and POS processing while remote banking products include home banking programs using Personal Computer and Screen
Phone devices as well as bill payments services.
Management believes that a successful
electronic/homebanking program is a key part to accomplishing strategic planning goals set for the bank's future service delivery systems. The ATM switch from Deluxe, Inc. (current ATM network provider) is expected to be completed by February, 1996, with the introduction of the bank's debit card product within 90 to 120 days thereafter. The bank has selected the Visa Check Card offered by Visa, U.S.A., Inc. as its debit card (POS) solution.
Application to Visa is in process.  The Visa Check
Card is considered to be the most widely accepted debit card by consumers in today's market. Another strategic element included in the decision to add POS
(Debit) card services was the selection of an online debit system. The online debit system is the most common means of communication between the bank and retailer. When debit transactions are authorized online the funds are automatically transferred from the customer's account, eliminating preapproval risk to the bank. If funds are not available at time of transaction approval, the transaction is void. An automated Teller Platform "TellerPro Plus" application purchased from Southern Data Systems, Roswell Georgia is scheduled for installation during the third and fourth quarters of 1995. Online Signature
Verification, considered to be another critical electronic identification device, was also purchased from Southern Data Systems and will be installed concurrently with TellerPro. Signature Verification will reduce risk in transaction approval as well as speed up service delivery to the customer. Item and Statement Imaging installation project continues to be a primary focus of the bank's Information Systems division. Imaged statements are expected to be available to our customers in the third to early fourth quarter, 1995.

First Citizens will continue to seek new and better ways to serve the needs of present and future customers in a highly competitive financial services market. Board and Management decisions will be driven by what we perceive to be in the best interest of the future growth and profitability of the institution.

A comparison of Total Assets for quarters ending June
30, 1995, 1994 and 1993 reflects significant asset growth of $35,320,000 and $44,945,000. Total assets have increased approximately $26 million when comparing June 30, 1995 to December, 31, 1994. Loans increased approximately $22 million (14.00%) while
Investments increased $8 million or 12.88%.

Total Liabilities net of equity were up $33,227,000
and $40,757,000 when comparing June 30, 1995 to June
30, 1994 and 1993.  Total liabilities have increased
approximately 24 million when comparing June 30, 1995
to December 31, 1994.  The substantial growth
reflected when reviewing total liabilities is
attributed to: (1) Acquisition of the Ripley Branch,
Ripley, TN having total assets of $8.7 million (2)
Agressive growth in time deposits brought about by an
increased interest rate environment.   Interest rates
paid on time deposits have declined during the last half of the second quarter bringing deposit growth more in proportion to the bank's capital plan.

A comparison of net income for quarters ending June, 1995 and 1994 reflects a decline of approximately
$213,000.  Net Income total at 6/30/94 of $1,579,000
is distorted due to an after tax profit of $178,000 derived from the sale of other real estate in Madison
County, Tennessee. Excluding this profit, second quarter earnings in 1995 is more comparable to that of 1994. Other factors affecting net income were increases in Other Expenses totaling $310,000 in the categories of salaries and benefits, depreciation and start up costs for Item and Statement Imaging and TellerPro Plus. A more detailed explanation is contained within this section in the discussion of Non-Interest Expense.

Earnings per share at 6/30/95 were $1.89 compared to $2.23 at 6/30/94. 1994 earnings per share includes income received from the sale of the Madison County
Property. Weighted Average Number of Shares changed from 706,905 to 721,697. Shares were issued from previously authorized unissued stock to satisfy the requirements of Quarterly Stock Purchase Plan through
March 31, 1995 and the Dividend Reinvestment Plan.  In
February, 1995 the Board of Directors in consideration of shareholders interest, made a decision to suspend the Optional Stock Purchase Plan effective 3/31/95.
The decision to suspend was based on inability to purchase stock from the market place to meet demands of the program.

The following table compares year-to-date non-interest income, and expense of First Citizens as of June 30, 1995, 1994, and 1993:

                      Non-Interest Income
                        (in thousands)

                      June 30              June 30             June 30
                       1995   % of Change   1994   % of Change   1993
Service Charges
 on Deposit Accts.     $600      5.07%      $571    10.65%       $516
Other Income           $448    (43.36%)     $791    21.69%       $650
Trust Income           $297      6.83%      $278    17.79%       $236

TOTAL NON-INTEREST
  INCOME             $1,345    (17.98%)   $1,640    16.97%     $1,402

Total Non-Interest Income is down $295,000 (17.98%) when comparing 6/30/95 to 6/30/94. The decrease is primarily attributed to a one time after tax credit of $178,000 resulting from the sale of other real estate during the first quarter of 1994 and a decrease in fee income of $89,000 received from the Bank's subsidiary, Financial Plus, Inc. The broker/dealer subsidiary has undergone a management change, following the abrupt resignation of its president to open a local branch for a competitor. Arbitration hearings have been scheduled to address charges filed against the former president and his new employer alleging a breach of fiduciary duty and a violation of confidentiality. A slow down is also noted in fee income derived from the mortgage loan division. Overdraft income was removed from Interest and Fees on Loans and placed into other income for prior years and restated within the table.
Securities gains totaling $24,000 received from the sale of securities during the first 6 months was also credited to other income. Further explanation of securities sales are detailed within the section titled Investment Portfolio. Income received from Accounts Receivable Factoring is projected to increase in subsequent quarters as a result of the introduction of a new program during the second quarter. Trust
Income continues to improve when comparing June, 1995 to previous years.

                        Non-Interest Expense

                               1995 % of Change  1994 % of Change  1993

Salaries & Employee Benefits   $2,427   4.34%   $2,326   3.93%   $2,238
Net Occupancy Expense          $  358  12.22%   $  319   9.62%   $  291
Other Operating Expense        $1,774  10.59%   $1,604  (2.55%)  $1,646

TOTAL NON-INTEREST EXPENSE     $4,559   7.29%   $4,249   1.77%   $4,175

Non-Interest Expense increased 7.29% and 1.77% when comparing the three years included in the table.
Salaries and Benefits reflect continuous efforts to maintain salaries and benefits at a manageable level while reducing FTE to be more in line with peer group banks. Full time equivalent employees as of June 30, 1995 was 149 compared to 145 and 149 at June 30, 1994 and 1993. FTE increased due to (1) the employment of 4 fulltime employees to staff the Ripley Branch and 4 fulltime and 2 parttime employees to staff the Industrial Park Branch; and the addition of 4 college students employed as summer vacation staff. The decision to expand our branch network increased operating cost short term, however long term growth in loans and deposits will enhance future profitability of the bank. FTE is projected to increase slightly in the third quarter due to the scheduling of a teller training program. Parttime tellers are trained in a comprehensive one month training program, then used to fill vacancies created by leave of absence or peak customer volumes and special projects requiring additional staff. Procedures are in place to continuously monitor the fulltime equivalent in order to maintain staffing levels comparable to peer banks.
However, it is conceivable that the FTE ratio will remain higher than peer banks because of increased staff necessary to support extended banking hours and additional services offered to our customers that are not offered by many peer group banks. Additional services include a Trust department, In-house data processing, and mortgage lending. Fulltime equivalent when compared to total assets is 1.8 at 6/30/95 compared to 2.02 at 3/30/95 and l.46 for peer banks.

                           Deposits

     The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending June 30 for the years indicated:

                                   COMPOSITION OF DEPOSITS
                                       (in thousands)

                       1995                 1994              1993
                 Average   Average   Average   Average Average  Average
                 Balance    Rate     Balance    Rate   Balance   Rate
Non-Interest
Bearing Demand
Deposits         $ 25,348    -       $ 24,361     -    $ 21,111     -
Savings Deposits $ 64,485   3.03%   $ 65,059    2.64%  $ 65,136   2.57%
Time Deposits    $138,484   6.01%   $106,319    4.50%  $103,820   4.65%
TOTAL DEPOSITS   $228,317   4.50%   $195,739    3.32%  $190,067   3.42%

A review of Composition of Deposits for the years of 1993, 1994 and 1995 reflect total deposit growth of $32.9 and $5.6 million when comparing 1995 to 1994 and 1993. Approximately $32 Million in deposit growth is centered primarily in the time deposit category.
Other factors contributing to substantial deposit growth in 1995 is rising interest rates and the purchase of approximately $8 million in deposits held by the newly acquired Ripley Branch. An analysis of prior years is reflective of customers response to low interest rates paid on deposits and their reluctance to recommit funds into bank certificates of deposits.
The average rate paid on time deposits during the quarter was 6.01% compared to 4.50% for the same time period in 1994 and 4.65% in 1993. The average rate paid on total deposits as of June 30, 1995 was 4.50% compared to 3.32% and 3.42% in previous years.

Demand Deposit accounts have remained relatively flat when reviewing composition of deposits. However, "Sweep Account Funds" totaling $10,070,000 are not included in average balances for Non-Interest Bearing
Demand Deposits. The "Sweep Account" is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks when presented for payment. Sweep account totals at 6/30/94 were $10,626,000. Customer demand for the "Sweep Account" product increased in 1994 and is projected to continue increasing in future years. Also not included in total deposits are Fixed Repurchase Agreements totaling $6,379,000.

The following tables set forth the maturity distribution of Certificates of Deposits and other time deposits of $100,000 or more outstanding on the books of First Citizens on June 30, 1995. The overall total reflects an increase of $3,569,000 when comparing to June, 1994 total.

         Maturity Distribution Of Time Certificates Of
Deposit In Amounts of $100,000.00 Or More As Of June 30, 1995

                        (in thousands)
          Maturity                      Total Amount
       3 months or less                    $7,073
       3 through 6 months                  $5,832
       6 through 12 months                 $3,736
       over 12 months                      $7,560
                                 Total    $24,201

A summary of average interest earning assets and
interest bearing liabilities is set forth in the
following table together with average yields on the
earning assets and average costs on the interest
bearing liabilities.  Average rate on total interest
earning assets at 6/30/95 was 8.79% compared to 8.09%
and 8.16% at 1994 and 1993 respectively.  During 1993
and first six months of 1994 rates charged on loans
were lower than rates charged in 1995 as a result of
market conditions and the competitive loan environment
in the bank's market place.  The average rate on total
interest bearing liabilities was 5.08%, 3.78% and
3.75% at 6/30/95, '94, and '93.  Net yield on average
earning assets (annualized) was 4.24%, 4.75%, and
4.79% reflecting an upward swing in interest rates
beginning the first half of 1994 and continuing into
1995.   Maintaining interest rate margins achieved in
prior years is proving more difficult in the current interest rate environment. Asset/ Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates.
Interest margins are well managed to maintain profits and return on equity within policy guidelines.

                                   First Citizens National Bank
                                      Quarter Ending June 30
                            Monthly Average Balances and Interest Rates
                                                    (in thousands)
                               1995                      1994              1993
                     Average           Average Average          Average Average           Average
                     Balance  Interest  Rate   Balance  Interest  Rate  Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)    $178,914 $4,395   9.82%  $156,607 $3,561   9.10% $140,335 $3,290   9.38%

Investment Securities:
  Taxable            $ 62,072 $1,030   6.63%  $ 50,265 $  757   6.02%  $61,481 $  932   6.06%
Tax Exempt (4)       $ 10,165 $  118   4.64%  $ 13,725 $  155   4.52%  $8,306  $   95   4.58%
Interest Earning
  Deposits           $    164 $    2   4.87%  $    102 $    1   3.92%  $   185 $    1   2.16%

Trading Account      $      0 $    0      0%  $    100 $    0      -         -      -      -
Federal Funds Sold   $  3,211 $   49   6.11%  $    921 $   10   4.34%  $ 2,140     16   2.99%
Lease Financing      $     10 $    1  40.00%  $     51 $    1   7.84%  $    75 $    2  10.67%

Total Interest
  Earning Assets     $254,536 $5,595   8.79%  $221,771 $4,485   8.09%  $212,522 $4,336  8.16%

NON-INTEREST
  EARNING ASSETS:

Cash and Due From
  Banks              $  9,263 $    -      -   $  8,853 $    -      -   $ 7,898 $    -      -

Bank Premises and
  Equipment          $  8,595 $    -      -   $  7,911 $    -      -   $ 7,921 $    -      -

Other Assets         $  4,707 $    -      -   $  3,246 $    -      -   $ 3,815 $    -      -

Total Assets         $277,101 $    -      -   $241,781 $    -      -  $232,156 $    -      -

                                         Quarter Ending June 30
                      Monthly Average Balances and Interest Rates(Continued)
                                             (in thousands)
                            1995                  1994                    1993
                 Average         Average Average         Average Average         Average
                 Balance Interest  Rate  Balance Interest  Rate  Balance Interest Rate
LIABILITIES AND
SHAREHOLDERS'
 EQUITY:
INTEREST BEARING
 LIABILITIES:
Savings Deposits $ 64,485  $  490  3.03% $ 65,059  $  430  2.64% $ 65,136 $  418 2.57%

Time Deposits    $138,484  $2,084  6.01% $106,319  $1,196  4.50% $103,820 $1,206 4.65%

Federal Funds
 Purchased and
 Other Interest
 Bearing
  Liabilities    $ 24,410  $  317  5.19% $ 24,237  $  224  3.70% $ 22,129 $  168 3.04%

Total Interest
 Bearing
  Liabilities    $227,379  $2,891  5.08% $195,615  $1,850  3.78% $191,085 $1,792 3.75%

 NON-INTEREST
  BEARING
  LIABILITIES:

Demand Deposits  $ 25,348  $    -     -  $ 24,361  $    -     -  $ 21,027 $    -     -

Other Liab.      $  1,979  $    -     -  $  1,503  $    -     -  $  1,837 $    -     -

Total Liab.      $254,706  $    -     -  $221,479  $    -     -  $213,949 $    -     -

SHAREHOLDERS'
 EQUITY          $  22,395 $    -     -  $ 20,302  $    -     -  $ 18,207 $    -     -

TOTAL LIABILITIES
 AND SHAREHOLDERS'
 EQUITY          $277,101  $    -     -  $241,781  $    -     -  $232,156 $    -     -

NET INTEREST
 INCOME          $      -  $2,704     -  $      -  $2,635     -  $      - $2,544     -
NET YIELD ON
 AVERAGE EARNING
 ASSETS
 (ANNUALIZED)    $      -  $    -  4.24% $      -  $    -  4.75% $      - $    - 4.79%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)  Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are not presented on a taxable equivalent basis.

                                            COMPOSITION OF LOANS

The loan portfolio is First Citizens National Bank's largest earning asset. Total loans at 6/30/95 was $185,360,000 consisting of $114,854,000 Mortgage and Construction loans; $48,010,000 in Commercial, Financial, Agriculture; $20,518,000 installment loans to individuals; and $3,998,000 other loans. A comparison of the composition of the loan portfolio indicates the largest percentage of growth is centered in the Real Estate Loan category. Mortgage and construction loan totals increased $14,663,000 or 5.71% when compared to 1994 due to substantial growth in both population and number of households recorded in Dyer County over the past decade.
First Citizens is located in the Dyersburg/Dyer County Trade Area, population of 40,000. The entire trade area has outpaced both the state and the nation in per capita personal income growth since the early 1980's The State of Tennessee projects that per capita income in the area will be greater than the national average by the year of 2000. The mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of services employers of 14.9%, government 14.7%, trade 19.3% and manufacturing of 40.5%. First Citizens National Bank was the bank of choice for providing financing for personal residence of new and existing customers. The loan portfolio is made up of quality loans, and is well diversified with no concentrations of credit in any one industry. A reduction was made in the provision to loan losses in 1995 despite loan growth due to a continued reduction in Problem and Watch loans. Problem Loans totaled $2,932,031 or 1.52% of total loans at 6/30/95, while Watch Loans total was only approximately $57,000 (consisting of two loans). Past Due Loan totals are being maintained slightly above or at peer group levels.

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $22,695,000 as of 6/30/95.

The average yield on loans of First Citizens National Bank for the second quarter of the years indicated is as follows:

                               1995 -  9.82%
                               1994 -  9.10%
                               1993 -  9.38%
                               1992 - 10.05%
                               1991 - 11.70%

The following table sets forth loan totals net of unearned income by category for the past five years:
                                              June 30
                                           (in thousands)

                              1995     1994    1993      1992     1991
Real Estate Loans:
  Construction             $ 12,619 $  8,681 $  6,881 $  4,712 $  4,629
  Mortgage                 $102,235 $ 91,510 $ 83,383 $ 79,695 $ 78,606

Commercial, Financial
  and Agricultural Loans   $ 48,010 $ 44,164 $ 35,433 $ 34,428 $ 35,306

Installment Loans to
  Individuals              $ 20,518 $ 16,953 $ 15,233 $ 15,579 $ 17,129

Other Loans                $  1,978 $  3,998 $  2,098 $  2,459 $  2,572

TOTAL LOANS                $185,360 $165,306 $143,028 $136,873 $138,242

 Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $77,423,000 or 41.80% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is down from 43.37% at 6/30/94 reflecting efforts of the customer base to lock in lower interest rates available in those time periods. Maturities in the one to five year category total $113,582 reflecting a modest increase of $13,000 when compared to 6/30/94. The trend to lock in interest rates reflected in previous years comparisons is projected to continue in 1995.

                                          Due after
                         Due in one       one year but        Due after
                        year or less     within five years   five years
                                          (in thousands)

Real Estate                $19,396           $79,671            $15,787
Commercial, Financial
 and Agricultural          $28,235           $14,666            $ 5,109

All Other Loans            $ 3,215           $19,245            $    36

TOTAL                      $50,846          $113,582            $20,932

Loans with Maturities After One Year for which:
                                                         (in thousands)
       Interest Rates are Fixed or Predetermined            $107,937
       Interest Rates are Floating or Adjustable            $ 26,577

                     NON-PERFORMING ASSETS

A review of Non-performing assets reflects a continuous reduction for the years after 6/30/92. Loans classified in this category significantly increased in 1991 due to the addition of one credit in the amount of $1,000,000 placed on
non-accrual status.   Total non performing loans at 6/30/95
were $1,359,000 or .73% of the bank's total loan portfolio. Peer Group Banks reported .62% of total loans as non-performing.

Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgements as to potential loan loss. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the six months ending 6/30/95 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $42,000. Interest income on loans reported as ninety days past due and on interest accrual status was $29,000 for year-to-date 1995. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loan total at June 30, 1995 was zero.

Loans classified by regulatory examiners and not reported under non-accrual, past due or restructured pose no significant credit problems. Loan Officers are required to develop a "Plan of Action" for each problem loan within their portfolio. Adherence to each established plan is monitored by Loan Administration and reevaluated at regular intervals for effectiveness.

The portfolio contained no loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower as of June 30 for the years under comparison.

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

                     Non-Performing Loans
                            June 30
                        (in thousands)

                                        90 Days Past Due
      Year     Non-Accrual              Accruing Interest    Total

     1995        $  869                    $  490          $1,359
     1994        $  889                    $  520          $1,409
     1993        $1,466                    $  142          $1,608
     1992        $2,239                    $  801          $3,040
     1991        $2,167                    $  572          $2,739



                   LOAN LOSS EXPERIENCE AND
                   RESERVES FOR LOAN LOSSES

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

2. Watch - Loans which, because of unusual circumstances, need to be closely supervised with slightly more attention than is common.

3. Problem - Loans which require additional collection effort to liquidate both principal and interest.

4. Specific Allocation - Impaired loans, in total or in part, in which a future loss is possible.

Examples of factors taken into consideration during the review are: Industry or geographic economic problems, sale of business, change of or disagreement among management, unusual growth or expansion of the business, past due of either principal or interest for 90 days, placed on non-accrual or renegotiated status, renewed four times without principal reduction, declining financial condition, adverse change in personal life, frequent overdrafts, lack of cooperation by borrower, decline in marketability or market value of collateral, insufficient cash flow, and inadequate collateral values.

The book value of repossessed real property held by Bancshares was $1,025,000 and $941,000 at 6/30/95 and 6/30/94. The
balance was significantly reduced as a result of the sale of property in December, 1993 valued at $1,055,000. Property held on the books of Bancshares is a strip shopping center valued at $685,000 and a parcel purchased for expansion of the Midtown Branch in 1988. Expansion plans were abandoned after a decision was made to construct the Industrial Park Branch. This property valued at $151,000 has been classified as ORE and is being offered for sale. The remaining balance represents other real estate which is held by First Citizens National Bank. Efforts to market the property held by the Holding Company are on-going.

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


Management estimates charge-offs for period ending 12/31/95 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural             $ 50,000
  Real Estate-Construction                            -0-
  Real Estate- Mortgage                              70,000
  Installment Loans to individuals & credit cards    80,000
  Lease financing                                     -0-
Foreign                                               N/A
             01/01/95 through 12/31/95   Total     $200,000

The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the quarter just ended consisted of (1) Loans Charged-off - $56,000; (2) Recovery of loans previously charged-off - $41,000; and (3) Additions to reserve totaling $86,000.

                 First Citizens National Bank

       Loan Loss Experience and Reserve for Loan Losses

                    Quarter ending June 30
                        (in thousands)

                         1995      1994      1993      1992   1991
Average Net Loans
Outstanding            $178,924  $156,658  $140,410  $135,014 $133,109

Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  2,115  $  1,795  $  1,832  $  1,798 $  2,041

Loan Charge-Offs       $    (56) $    (50) $    (69) $   (271)$   (151)

Recovery of Loans
Previously Charged Off $     41  $     34  $     38  $    100 $     31

Net Loans Charged Off  $    (15) $    (16) $    (31) $   (171)$   (120)

Additions to Reserve
Charged to Operating
Expense                $     86  $    100  $    119  $    130 $    132

Balance at End of
Period                 $  2,186  $  1,879  $  1,920  $  1,757 $  2,053

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding              (.01%)     (.01%)    (.02%)    (.13%)   (.09%)

The following table will identify charge-offs by category for the period ending 6/30/95.

Charge-Offs:
Domestic
  Commercial, Financial and Agricultural      $ 17
  Real Estate - Construction                     0
  Real Estate - Mortgage                         8
  Installment Loans to Individuals              31
  Lease Financing                                0
    Total                                     $(56)

Recoveries:
Domestic:
  Commercial, Financial and Agricultural       $ 6
  Real Estate - Construction                     0
  Real Estate - Mortgage                         5
  Installment Loans to Individuals              30
  Lease Financing                                0
    Total                                     $ 41
Net                                           $(15)

INVESTMENT SECURITIES

The book value of listed investment securities as of the dates indicated are summarized as follows:

             Composition of Investment Securities

                            June 30
                        (in thousands)

                           1995     1994      1993      1992     1991
U. S. Treasury &
 Government Agencies     $53,754   $46,480   $53,792   $56,452  $49,001
State & Political
  Subdivisions           $10,019   $14,093   $ 8,496   $ 6,143  $ 6,389
All Others               $ 4,151   $ 6,021   $ 5,144   $ 4,769  $ 6,052
              TOTALS     $67,924   $66,594   $67,432   $67,364  $61,442

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the second quarter, 1995 increased slightly when compared to the same time period in 1994. Securities contained within the portfolio consist primarily of U. S. Treasury, and other U. S. Government Agency Securities and tax exempt obligations of States and Political Subdivisions. Tax Free Investments total approximately $10,019,000.

Purchases made during the second quarter, 1995 total $2,000,000 consisting of Government Backed Securities. All securities purchased were placed in the Held-To-Maturity account. Sale of investments totaled $6,630,000 consisting of: (1) Fannie Mae Par Value $500,000, sold May 9, 1995 with a profit of $10,000.00. (2) U.S. Treasury, Par Value $6,000,000 sold June 5, 1995 at a profit of $11,014.62 and (3)
Maury City Health and Education, Par Value $130,000 sold June 12, 1995 at a profit of $666.25. All investments were sold prior to maturity. The Fannie Mae and Maury City Health and Education was sold from the Available for Sale account. The U.S. Treasury was sold from the Held to Maturity account 90 days prior to the stated maturity date as a qualified exemption provided for in FASB 115. The U. S. Treasury was sold to meet loan demand and liquidity needs.


FASB 115 required banks to maintain separate investment portfolios for Held-to-Maturity, Available-for-Sale, and Trading Account Investments. As of June 30, 1995 approximately 75% of the total portfolio was placed in the Held-to-Maturity account. The remaining 25% was booked in the Available-for-Sale account. FASB 115 also requires banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-to-Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a positive capital entry of $7,000. Mark to Market impact to capital on 6/30/94 was a negative $6,000.

As of 6/30/95, the securities portfolio held $14,930,000 in "Derivative" products which consisted of $6,464,000 CMO's (Collateral Mortgage Obligations), $497,000 Strip Coupon, and $7,969,000 Structured Notes. "Derivative" are non-traditional securities that derive value from the price action of other assets. Total investment in Derivative products constitutes 21.98% of the investment portfolio and are government backed securities bearing short maturities. These securities do not represent a high level of concentration or an abnormal amount of market risk to the overall portfolio.

Maturities in the portfolio are made up of 5% within one year, 73% after one year and within five years, and 17% after five years. Policy provides for 20% maturities on an annual basis. Management made a conscious effort to shorten maturities in 1994 based on volatility in interest rates and mark to market rules. Maturities on investments purchased in 1995 will be structured to meet liquidity needs as well as projected changes in interest rates.

During the quarter just ended there were no transfers between the investment portfolio accounts. The Trading Account for the entire quarter maintained a zero balance.

                                             Investment Securities
                                                Held to Maturity
                                               Available for Sale
                                              June 30, 1995
                                              (in thousands)
                                Amortized      Fair  Amortized    Fair
                                  Cost        Value     Cost      Value

U.S. Treasury Securities        $ 6,442     $ 6,573   $ 5,511   $ 5,516
U.S. Government agency
and corporation obligations
(exclude mortgage-backed
securities):
   Issued by U.S. Government
   agencies (2)                     250         249         0        0
   Issued by U.S. Government-
   sponsored agencies (3)        24,881      25,224     7,821    7,971
Securities issued by states
and political subdivisions
in the U.S.:
   General obligations            6,114       6,081       321      322
   Revenue obligations            2,752       2,716       330      330
   Industrial development and
   similar obligations                0           0       501      501
   Mortgage-backed securities (MBS):
   Pass-through securities:
       Guaranteed by GNMA           531         546     1,145    1,165
   Issued by FNMA and FHLMC       1,160       1,175         0        0
   Other pass-through securities      0           0         0        0
   CMOs and REMICs:
      Issued or guaranteed by FNMA,
      FHLMC, or GNMA              5,053       5,009       812      784
      All other mortgage-backed
      securities                      0           0         0        0
   Collateralized by MBS issued
      or guaranteed by FNMA,
      FHLMC, RGNMA                  600         620         0        0
Other debt securities:
   Other domestic debt securities   993         993       250      254
   Foreign debt securities            0           0         0        0
Equity securities:
   Investments in mutual funds        0           0         0        0
   Other equity securities with
   readily determinable fair
   values                             0           0         0        0
All other equity securities (1)       0           0     2,278     2,305
    Total                        48,776      49,186    18,969    19,148

(1) Includes equity securities without readily determinable fair values at historical cost.
(2)  Includes Small Business Administration "Guaranteed Loan
     Pool Certificates," U.S. Maritime Administration obligations, and Export-Import Bank participation certificates.
(3) Includes obligations (other than mortgage back) issued by the Farm Credit System, the Federal Home Loan Bank
     System, the Federal Home Loan Mortgage Corporation, the
     Federal National Mortgage Association, the Financing Corporation, Resolution Funding Corporation, the Student Loan Marketing Association, and the Tennessee Valley Authority.
(4)  Includes Parent and Subsidiary.

                           Investment Securities
                         Unrealized Gains/(Losses)
                               June 30, 1995

                                Unrealized  Unrealized   Net
                                 Gains        Losses   Gains/Losses

U.S. Treasury Securities            196        59       137
Obligations of U.S. Government
 Agencies and Corp                  809       286       527
Obligations of States and
 Political Subdivisions              39       107       (68)
Fed Reserve & Corp Stock              5         1        (4)

   Totals                           1050      458       592


              Maturity and Yield on Securities June 30, 1995
                              (in thousands)

                             After One Year   After Five Years        After
           Within One Year  Within Five Years  Within Ten Years     Ten Years
           Amount    %        Amount   %        Amount     %     Amount     %

6/30/95  $ 3,279   (5%)     $49,381 (73%)    $11,609 (17%)    $ 3,655    (5%)

6/30/94  $16,058  (24%)     $31,208 (47%)    $13,604 (20%)    $ 5,724    (9%)

6/30/93  $17,023  (25%)     $41,179 (61%)    $ 1,407 (2%)     $ 7,823   (12%)

6/30/92  $21,115  (31%)     $33,229 (49%)    $11,901 (18%)    $ 1,119    (2%)

6/30/91  $18,882  (31%)     $27,054 (44%)    $ 9,905 (16%)    $ 5,601    (9%)


                              Maturity and Yield on Securities June 30, 1995
                                        (in thousands)

                                                   Maturing
                                      After One Year    After Five Years     After
                    Within One Year  Within Five Years  Within Ten Years   Ten Years
                    Amount    Yield   Amount    Yield   Amount    Yield   Amount Yield
U.S. Treasury and
Government Agencies $1,654   7.07%   $41,928   6.46%  $ 7,117    6.53% $ 3,055   7.09%

State and Political
Subdivisions*       $1,375   7.02%   $ 6,405   6.61%  $ 2,239    6.84% $     -      -

All Others          $  250   8.00%   $ 1,048   6.16%  $ 2,253    5.61% $   600   9.14%

TOTALS              $3,279   7.10%   $49,381   6.47%  $11,609    6.41% $ 3,655   7.43%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

*Parent Company's investments are included in the table.

                  Return on Equity and Assets

Return on Assets at 6/30/95 posted levels slightly below those recorded at 6/30/94. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth over the past twelve months coupled with rising rates paid on interest bearing deposits had a significant impact on earnings the first half of 1995. Rates paid on deposits have dropped since June, 1995. A comparison of total assets at 6/30/95 and 6/30/94 reflect asset growth in excess of 12%. Operating Expenses increased due to the addition of two branch banks opened in November, 1994 and January, 1995 as well as the installation cost of Item Capture and Statement Imaging software and a Teller Platform System.

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

Total Shareholders's equity (Including Loan Loss Reserve) of First Citizens Bancshares, as of 6/30/95 was $25,699,000 compared to $23,879,000 at 12/31/94.

Percentage of Dividends Declared Per Common Share to Net Income Per Common Share has trended upward since 1993. Number of shares outstanding continues to increase due to shares of stock issued on a quarterly basis to service the Dividend Reinvestment Program. A stock repurchase program, approved by the Board of Directors in 1994 for the purpose of acquiring shares on the open market to service the Dividend Reinvestment Program continues to be ineffective. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under the terms of the repurchase program, the company will repurchase up to $200,000 of Bancshares'stock in a calendar quarter on a first come, first served basis.

A 10% stock dividend declared on October 21, 1992, was payable to shareholders of record December 15, 1992, thereby increasing outstanding shares. Earnings per share were adjusted accordingly. During the third quarter of 1993, a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The numbers of shares outstanding increased proportionately with no effect on capital. An amendment to the Company's Charter by the shareholders in April 1994 approved an increase in the number of shares authorized from 750,000 to 2,000,000.

     The table below presents for First Citizens Bancshares, Inc. certain operating ratios year-to-date as of June 30: (not annualized)

                                    1995     1994    1993    1992
Percentage of Net Income to:
Average Total Assets                 .50%     .65%    .62%    .35%
Average Shareholders Equity         5.51%    7.06%   7.24%   4.45%

Percentage of Dividends Declared
Per Common Share to Net Income
Per Common Share                   32.28%   23.81%   23.36%  36.89%

**Percentage of Average
   Shareholders' Equity to
   Average Total Assets             9.98%    9.92%    8.53%   7.83%

**Represents primary capital - including reserve for loan losses account

            LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities and consistently remains between 10% and 15%. The stability of our deposit base, sound asset/liability management, a strong capital base and quality assets assure adequate liquidity. Low interest rates during 1993 and the first 9 months of 1994 placed pressure on the bank's ability to retain funds in maturing certificates of deposit. Many of our customers were seeking alternate investment options in annuities, mutual funds, and stocks. Deposits over $100,000 are more volatile and interest sensitive than smaller consumer deposits which make up the major portion of our deposit base. During the last half of 1994 interest rates started to climb upward causing consumers to move funds from Annuities and Mutual Funds into bank Certificates of Deposits. Liquidity became less of a concern for the bank's management with accelerated growth in long term deposits. Other factors that have had an affect on liquidity are (1) Customer demand in 1994 to lock in low interest rates charged on loans for longer periods of time and (2) Operating lines of credit for agriculture purposes are fully funded by June 30 of each year. In June, 1995 securities totaling $6,000,000 were sold to meet an increasing loan demand. When comparing the second quarter, 1995 to the same time period in 1994, loans with maturities of one to five years increased approximately $13,000,000. Also, the category of fixed or predetermined interest rates increased in excess of $13,186,000.

To address liquidity concerns the bank became a member of the Federal Home Loan Bank, thereby opening up an additional liquidity source totaling $11.5 million should the need arise. In 1995 Federal Home Loan Bank Borrowings totaled approximately $6,000,000. These borrowings are maturity matched with specific loans and investments on the books of the bank. Other sources that are available to meet liquidity needs are (1) Loans in excess of $50,846,000 and Investment Securities totaling $3,279,000 maturing within one year and (2) Lines of Credit with correspondent banks totaling $7.5 million.

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

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset-Liability Management Policy provides that the cumulative gap as a percent of assets shall not exceed 10% for categories up to 12 months and one to two year categories and 20% for categories in excess of two years. As evidenced by the following table, our current position is significantly below this level, with annual income exposure determined to be less than $150,000 exposure limitation set by policy.

                                               CONDENSED GAP REPORT
FIRST CITIZENS NATIONAL BANK
DYERSBURG, TN                                  --------------------
                                                 CURRENT BALANCES
                                               --------------------
                                                     06/30/95
                                                  (in thousands)
                                 DAILY     0-1     1-2     2-3     3-6     6-12    1-2     2+
                          TOTAL FLOATING  MONTH  MONTHS  MONTHS  MONTHS   MONTHS  YEARS  YEARS
            ----------------------------------------------------------------------------------
CASH AND DUE FROM
CURRENCY AND COIN      2,318       -       -       -       -       -       -       -   2,318
DUE FROM BANKS         1,616       -       -       -       -       -       -       -   1,616
CASH ITEMS             6,287       -       -       -       -       -       -       -   6,287
MONEY MARKET             171     171       -       -       -       -       -       -       -
TOTAL CASH & DUE FROM 10,392     171       -       -       -       -       -       -  10,221

INVESTMENTS           66,927       -       -     999   3,341   1,706   2,165  16,000  42,716
TOTAL INVESTMENTS     66,927       -       -     999   3,341   1,706   2,165  16,000  42,716

LOANS
COMMERCIAL FIXED      21,190       -   1,472     420     932   4,678   3,608   3,231   6,849
COMMERCIAL VARIABLE   25,165  25,165       -       -       -       -       -       -       -
REAL ESTATE VARIABLE  20,104  20,104       -       -       -       -       -       -       -
REAL ESTATE FIXED     89,942       -     691   1,491     805   3,186   5,858   9,387  68,524
HOME EQUITY LOANS      4,627   4,627       -       -       -       -       -       -       -
SEC MORTGAGE             181       -     181       -       -       -       -       -       -
INSTALLMENT LOANS     20,301       -     332     241     150     698   1,475   3,692  13,713
INSTALLMENT VARIABLE     217     217       -       -       -       -       -       -       -
FLOOR PLAN               786     786       -       -       -       -       -       -       -
CREDIT CARDS           1,672       -       -       -       -       -   1,672       -       -
OVERDRAFTS               306       -     306       -       -       -       -       -       -
NON-ACCRUAL LOANS        869       -       -       -       -       -       -       -     869
TOTAL LOANS          185,360  50,899   2,982   2,152   1,887   8,562  12,613  16,310  89,955
LOAN LOSS RESERVE      2,186       -       -       -       -       -       -       -   2,186

NET LOANS            183,174  50,899   2,982   2,152   1,887   8,562  12,613  16,310  87,769

FED FUNDS SOLD         5,950   5,950       -       -       -       -       -       -       -
TOTAL FED FUNDS SOLD   5,950   5,950       -       -       -       -       -       -       -

TOTAL EARNING ASSETS 256,051  56,849   2,982   3,151   5,228  10,268  14,778  32,310 130,485


OTHER ASSETS
BUILDING, F&F AND LAND 8,711       -       -       -       -       -       -       -   8,711
OTHER REAL ESTATE        224       -       -       -       -       -       -       -     224
OTHER ASSETS           4,369       -       -       -       -       -       -       -   4,369

TOTAL OTHER ASSETS    13,304       -       -       -       -       -       -       -  13,304

TOTAL ASSETS         279,747  57,020   2,982   3,151   5,228  10,268   14,778 32,310 154,010

DEMAND DEPOSITS
BANKS                     39       -       -       -       -       -        -      -      39
DEMAND DEPOSITS       27,601       -       -       -       -       -        -      -  27,601

TOTAL DEMAND          27,640       -       -       -       -       -        -      -  27,640

                                                        CONDENSED GAP REPORT
                                                        --------------------
                                                          CURRENT BALANCES
                                                        --------------------
                                                              06/30/95
                                                           (in thousands)

                                   DAILY     0-1     1-2    2-3     3-6     6-12    1-2     2+
                          TOTAL  FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS  YEARS YEARS
----------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS         18,202       -        -      -       -       -       -       -  18,202
NOW ACCOUNT             23,361       -        -      -       -       -       -       -  23,361
BUSINESS CHECKING           13       13       -      -       -       -       -       -       -
IMF-MMDA                10,666   10,666       -      -       -       -       -       -       -
HIGH YIELD ACCOUNT       7,682    7,682       -      -       -       -       -       -       -
DOGWOOD CLUB             4,139       -        -      -       -       -       -   4,139       -
TOTAL SAVINGS           64,063   18,361       -      -       -       -       -   4,139  41,563

TIME DEPOSITS
FLEX-CD                 94,860       -   9,491   8,357   6,866  23,604  14,323  22,032  10,187
LARGE CD-FLEX           24,201       -   2,062   2,402   2,609   5,832   3,736   2,860   4,700
IRA-FLOATING               179     179       -       -       -       -       -       -       -
IRA-FIXED               20,439       -     491     699     431   1,542   3,675   3,906   9,695
CHRISTMAS CLUB             289       -       -       -       -       -     289       -       -

TOTAL TIME             139,968     179  12,044  11,458   9,906  30,978  22,023  28,798  24,582


TOTAL DEPOSITS         231,671  18,540  12,044  11,458   9,906  30,978  22,023  32,937  93,785


SHORT TERM BORROWINGS
TT&L                       177     177       -       -       -       -       -       -       -
SECURITIES SOLD-SWEEP   10,070  10,070       -       -       -       -       -       -       -
SECURITIES SOLD-FIXED    6,379       -   1,231   2,564     942   1,085     165     392       -
FHLB-LIBOR INVESTMENT    4,407   4,407       -       -       -       -       -       -       -
FHLB-LONG TERM           2,333       -       -       -       -       -       -       -   2,333

TOTAL SHORT TERM BORR.  23,366  14,654   1,231   2,564     942   1,085     165     392   2,333

OTHER LIABILITIES
ACCRUED INT PAYABLE      1,638       -       -       -       -       -       -       -   1,638
OTHER LIABILITIES          209       -       -       -       -       -       -       -     209

TOTAL OTHER LIABILITIES  1,847       -       -       -       -       -       -       -   1,847

TOTAL LIABILITIES      256,884  33,194  13,275  14,022  10,848  32,063  22,188  33,329  97,965
CAPITAL
COMMON STOCK             2,000       -       -       -       -       -       -       -   2,000
SURPLUS                  4,000       -       -       -       -       -       -       -   4,000
UNREALIZED GAIN(LOSSES)    110       -       -       -       -       -       -       -     110
UNDIVIDED PROFITS       16,753       -       -       -       -       -       -       -  16,753

TOTAL CAPITAL           22,863       -       -       -       -       -       -       -  22,863


TOTAL LIAB. & CAPITAL  279,747  33,194  13,275  14,022  10,848  32,063  22,188  33,329 120,828

GAP (SPREAD)                 -  23,826 -10,293 -10,871  -5,620 -21,795  -7,410  -1,019  33,182
GAP % TOTAL ASSETS           -    8.52   -3.68   -3.89   -2.01   -7.79   -2.65   -0.36   11.86
CUMULATIVE GAP               -  23,826  13,533   2,662  -2,958 -24,753 -32,163 -33,182       -
CUMM. GAP % TOTAL ASSETS     -    8.52    4.84    0.95   -1.06   -8.85  -11.50  -11.86       -
SENSITIVITY RATIO            -    1.72    1.29    1.04    0.96    0.76    0.74    0.79    1.00


                             Capital Resources

Total shareholders' equity of First Citizens Bancshares as of June 30, 1995, was $25,699,000. Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding Loan Loss Reserves):

                 1995    1994    1993    1992    1991
                 9.09%   9.14%   8.82%   7.92%   7.53%

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing the years included in the above table. Risk-based capital ratio as of 6/30/95 was 13.60%, significantly in excess of the 8% mandated by the Regulatory Authorities. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 6/30/95.

                                SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    First Citizens Bancshares, Inc.
                                            (Registrant)



Date:  August 11, 1995              /s/Stallings Lipford
                                    Stallings Lipford, Chairman & CEO



Date:  August 11, 1995              /s/Jeff Agee
                                    Jeff Agee, Vice President &
                                    Chief Financial Officer
                                    First Citizens National Bank
                                    (Principal Subsidiary)