Form 10-Q
period 1995-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1995-11-14
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549




                           FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1995     Commission File Number 2-83542

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

Of the registrant's only class of common stock ($1.00 par value) there were 731,371 (net of treasury) shares outstanding as of September 30, 1995.

                 PART I - FINANCIAL INFORMATION

                 ITEM 1 - FINANCIAL STATEMENTS

                      FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET

                                           September 30,   December 31,
                                                1995           1994
                                             (Unaudited)      (Note)
                               ASSETS

Cash and due from banks                    $ 11,407,000    $  9,784,000
Federal funds sold                                    0       2,900,000
Investment securities -
  Trading Investments-Stated at Market                0               0
  Held to maturity-amortized cost-fair
  Value of $48,010,000 at September 30,
  1995 and $45,151,000 at December 31,
  1994.                                      47,328,000      47,295,000
  Available for Sale-Stated at Market        20,092,000      16,874,000
Loans - (Excluding unearned income of
      $1,789,000 at September 30, 1995
      and $1,334,000 at December 31, 1994)  192,170,000     168,871,000
Less:  Allowance for loan losses              2,247,000       2,054,000
       Net Loans                            189,923,000     166,727,000
Premises and equipment                        8,841,000       8,392,000
Other assets                                  6,287,000       4,715,000

          TOTAL ASSETS                     $283,878,000    $256,687,000

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                   $230,055,000    $209,480,000
Securities sold under
 agreement to repurchase                     17,414,000      16,950,000
Federal funds purchased
 and other short term borrowing                 275,000               0
Long-term debt - Note 3 (Includes
 long term FHLB)                              6,696,000       4,125,000
Notes payable of Employee Stock
 Ownership Plan                                       0               0
Other liabilities                             3,093,000       2,253,000

     Total Liabilities                      257,533,000     232,808,000

Contingent Liabilities

Stockholders' Equity
     Common stock, $1 par value -
        2,000,000 authorized; 731,371
        issued and outstanding at
        September 30, 1995; 714,824
        issued and outstanding at
        December 31, 1994                       731,000         715,000
     Surplus                                  9,634,000       9,000,000
     Retained earnings                       15,879,000      14,423,000
     Obligation of Employee Stock
      Ownership Plan                                  0               0
     Net Unrealized Gains(Losses) on
       available for Sale                       101,000        (259,000)
     Total Common Stock and Retained
      Earnings                               26,345,000      23,879,000
     Less-Treasury 1 Share, At Cost
       at September 30, 1995 and 3
       at December 31, 1994                           0               0
          Total Stockholders' Equity         26,345,000      23,879,000

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY            $283,878,000    $256,687,000

NOTE: The balance sheet at December 31, 1994, has been taken from the audited financial statements at that date and condensed.


       The accompanying notes are an integral part of these financial statements.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)


                                Three Months Ended        Nine Months Ended
                                   September 30             September 30
                                1995         1994         1995        1994


     Interest Income
Interest and fees on loans  $ 4,646,000  $ 3,857,000  $13,059,000 $10,692,000
Interest on investment
  securities:
Taxable                         957,000      782,000    3,028,000   2,263,000
Tax-exempt                      119,000      151,000      362,000     453,000
Other interest income            41,000       11,000      149,000      78,000
Lease financing income                0        1,000        2,000       3,000
     Total Interest Income    5,763,000    4,802,000   16,600,000  13,489,000

     Interest Expense
Interest on deposits          2,635,000    1,863,000    7,466,000   5,087,000
Other interest expense          315,000      277,000      902,000     646,000
      Total Interest Expense  2,950,000    2,140,000    8,368,000   5,733,000

Net Interest Income           2,813,000    2,662,000    8,232,000   7,756,000
Provision for loan losses       107,000      102,000      258,000     301,000

Net interest income after
   provision                  2,706,000    2,560,000    7,974,000   7,455,000

     Other Income
Securities gains (losses)        36,000            0       60,000           0
Other income                    686,000      674,000    2,007,000   2,314,000
     Total Other Income         722,000      674,000    2,067,000   2,314,000

Other expenses                2,267,000    2,100,000    6,826,000   6,349,000

Net income before
 income taxes                 1,161,000    1,134,000    3,215,000   3,420,000
Provision for income
 taxes                          406,000      377,000    1,094,000   1,084,000

Net income                      755,000      757,000    2,121,000   2,336,000


Earnings per share           $     1.04   $     1.07  $      2.93  $     3.30

Weighted average number of
  shares outstanding            724,185      707,876      724,185     707,876


The accompanying notes are an integral part of these financial statements.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                          Nine Months Ended September 30
                                          1995          1994        1993

    Operating Activities

Net cash provided by
  operating activities               $ 2,043,000  $ 2,370,000 $ 3,274,000

    Investing Activities

Proceeds of maturities of held to
  maturity securities                 12,968,000   15,544,000  18,035,000
Purchase of held to maturity
  investments                        (13,000,000) (18,251,000)(12,109,000)
Proceeds from maturities of available
 for sale securities                     812,000            0           0
Proceeds from sales of available for
  sale securities                      1,206,000            0   4,178,000
Purchase of available for sale
 securities                           (4,603,000)           0           0
Increase in Loans-Net                (23,454,000) (24,155,000)(15,055,000)
Purchases of premises and equipment   (1,119,000)    (937,000)   (272,000)

   Net cash provided
      by investing activities        (27,190,000) (27,799,000) (5,223,000)

    Financing Activities
Net increase (decrease) in demand
  and savings accounts                (3,355,000)  (2,337,000) (2,950,000)
Increase (decrease) in time accounts  23,930,000   11,386,000  (1,583,000)
Increase (decrease) in long-term debt  2,571,000    4,153,000     (99,000)

Treasury stock transactions                    0       60,000      (3,000)

Proceeds from sale of common stock       650,000      198,000     145,000
Cash dividends paid                     (665,000)    (565,000)   (524,000)
 Net increase (decrease) in short
  term borrowings                        739,000    7,591,000  (1,047,000)
Net cash provided (used) by
      financing activities            23,870,000   20,486,000  (6,061,000)

Increase (decrease) in cash and cash
  equivalents                         (1,277,000)  (4,943,000) (8,010,000)

Cash and cash equivalents at
  beginning of year                   12,684,000   13,608,000   17,291,000

Cash and cash equivalents,
  end of year                         11,407,000    8,665,000    9,281,000

The accompanying notes are an integral part of these financial statements.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1995



Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of September 30, 1995, the consolidated statements of income for the three month periods ended September 30, 1995, 1994, and 1993, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On
September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Short-Term Borrowings

                                               9/30/95         9/30/94

Amount Outstanding-End of Period             $17,689,000     $16,950,000
Weighted Average Rate of Outstanding               4.60%           4.40%
Maximum Amount of Borrowings at Month End     18,624,000      24,533,000
Average Amounts Outstanding for Period        17,227,000      19,236,000
Weighted Average Rate of Average Amounts           4.69%           3.77%


Note 4 - Long-Term Debt

The long term debt is comprised of Federal Home Loan Bank Borrowings. The average life is as presented and these funds are matched with loans and securities. The FHLB Funds were closely matched with these assets to produce a positive spread relationship. The average for 1995 are as follows:

                                    Average     Average     Average
                                     Volume      Rate       Maturity

FHLB Borrowings                     $2,289,000    5.71%     10 Years
FHLB Borrowings                      4,407,000    5.71%      4 Years


Note 5 - Statement of Cash Flows

                                   September   September   September
                                      1995       1994        1993

Actual payments made
  during the periods:
    Income taxes                  $1,141,000  $  705,000  $  678,000
    Interest                      $7,706,000  $5,835,000  $5,453,000

Note 6 - Contingent Liabilities

There are no material pending litigations as of the current reportable date that would result in a liability.

Note 7 - Investment Securities

The differences between book values of investment securities and market values at September 30, 1995 and September 30, 1994, total $682,000 and ($1,297,000) respectively. FASB 115 mandates that banks must classify all securities within the investment portfolio as (1) Held to Maturity,
(2) Available for Sale, or (3) Trading Account. For the periods covered by this report, there was no activityin the trading account, thus the balance remains at $0. Securities held in the Available For Sale segment of the portfolio are marked to market quarterly, with adjustments made net of taxes to the capital account. For the quarter ended 9/30/95, this adjustment was a positive $101,000. Changes in the market value of securities are a direct result of interest rate fluctuations in the bond market. Held to Maturity securities are stated at amortized cost with no adjustments being made as a result of changes in market values.

First Citizens has not engaged in derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reported periods.

Note 8 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc., and First Citizens National Bank. Effective 1/1/91 the Federal Reserve Board approved the risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards set by the regulators.

Note 9 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax liability account reflects a total balance of $1,000. The timing differences mainly consist of reserve for loan loss deductions.

Note 10-Other Income

Property held in Other Real Estate was sold for a gain of $297,000 during the quarter ending 3/31/94, and the net of tax effect of this sale was $178,000 or $.25 per share.

Note 11 - Reserve for Loan Losses

FASB 114 and 118 were implemented during the first quarter of 1995. This standard requires companies to set aside reserves for impaired loans.

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance                 $975,000
Amount of Recorded Balance with a Related Allowance        281,000
Amount of Recorded Balance with a No Related Allowance     694,000

Interest income on impaired loans will be recognized on a cash basis consistent with OCC Regulations. Cash receipts will be applied as cost or principal recovery first. This is consistent with OCC Regulations.

A quarterly review of the adequacy of the loan loss reserve by the Board of Directors will ensure the sufficiency of said reserve for both losses and impairment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending September 30, 1995. Reference should be made to the Financial Statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens

National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares, Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

1995 is proving to be a time of planning and implementation, laying the foundation for growth and profitability in future years. In January, the purchase of our Ripley Branch was finalized, adding $8,000,000 to deposit totals and providing a physical presence in Lauderdale County. Total Assets as of 9/30/95 were $10,609,000 with a loan to deposit ratio of 17.03%. The Industrial Park Branch, constructed and opened in 1994, continues to expand in development of new and existing business. Total Assets at September 30, 1995 was $2,861,000 with a loan to deposit ratio of 41.49%. In June, 1995 a contract was signed with Internet/Most, Reston, VA. for ATM and Point of Sale Processing. A business partnership with Internet/Most will offer First Citizens National Bank an innovative network for electronic and remote banking services. Electronic services provided by the network are ATM and POS processing while remote banking products include home banking programs using Personal Computer and Screen Phone devices as well as bill payments services. The bank's management believes that a successful electronic/homebanking program is a key part to accomplishing strategic planning goals set for the bank's future service delivery systems. The ATM switch from Deluxe, Inc. (current ATM network provider) is expected to be completed by second quarter 1996, with the introduction of the bank's debit card product within 90 to 120 days thereafter. The bank has selected the Visa Check Card offered by Visa, U.S.A., Inc. as its debit card (POS) solution. Application to Visa is in process. The Visa Check Card is considered to be the most widely accepted debit card by consumers in todays market. Another strategic element included in the decision to add POS (Debit) card services was the selection of an online debit system. The online debit system is the most common means of communication between the bank and retailer. When debit transactions are authorized online, funds are automatically transferred from the customer's account eliminating preapproval risk to the bank. If funds are not available at time of transaction approval, the transaction is void. Installation of an automated Teller Platform "TellerPro Plus" application purchased from Southern Data Systems, Roswell Georgia is scheduled for completion during the fourth quarter of 1995. Online Signature Verification, considered to be another critical electronic identification device, was also purchased from Southern Data Systems and will be installed concurrently with TellerPro. Signature Verification will reduce risk in transaction approval as well as speed up service delivery to the customer. Item and Statement Imaging installation project continues to be a primary focus of the bank's Information Systems division. Imaged statements are scheduled to go out to customers in November, 1995 following numerous focus group meetings designed to address customer concerns.

Operating results for third quarter, 1995 reflected improvement when compared to both second quarter, 1995 and third quarter, 1994. Net interest income increased $151,000 (5.67%) when comparing to the same period in 1994. The increase in net interest income was accomplished inspite of an upward trend in the cost of funds which began in late 1994 and continued through July, 1995.

An increase in other income is the result of account growth in Investment Management and Trust Services Division and enhanced fee income generated by deposit accounts. A material investment in technology, Image Statements, TellerPro, Signature Pro, Branch Banking, and a upgrade to the bank's AS/400 data processing system is reflected in the increase in other expenses. The decision to invest substantially in technology is a direct result of our commitment to remain an independent community bank.

A comparison of Total Assets for the quarter ending September 30, 1995, 1994 and 1993 reflects significant growth. Total assets increased approximately $27 Million when comparing September 30, 1995 to December 31, 1994. Loans increased approximately $23 Million, while investments remained relatively flat when comparing the same time period. Federal Funds Sold decreased from $2,900,000 to zero from year end '95 to the third quarter due to loan demand that exceeded budget projections as well as the national average.

Total Liabilities net of equity were up approximately $23 million when comparing quarter end with December, 1994. The substantial growth reflected when reviewing total liabilities is attributed to (1) Acquisition of Ripley Branch, Ripley, TN, having total assets of $8.7 million and Aggressive growth in time deposits brought about by increased interest rates. Interest rates paid on time deposits declined during the third quarter bringing deposit growth more in proportion to the bank's capital plan.

A comparison of net income for quarter ending September, 1995 and 1994 reflect a decline of approximately $200,000. Net income total at 9/30/94 is distorted due to an after tax profit of $178,000 derived from the sale of other real estate in Madison County, Tennessee. Excluding this profit, third quarter earnings in 1995 is more comparable to that of 1994. Other factors affecting net income were increases in other expenses totaling $477,000 in the categories of salaries and benefits, depreciation and start up cost for POD and Statement Imaging, TellerPro, Signature Pro, and AS/400 upgrade.

Earnings per share at 9/30/95 were $2.93 compared to $3.30 at 9/30/94. 1994 earnings per share includes income received from the sale of the Madison County Property. Weighted Average Number of Shares changed from 707,876 to 724,185. Shares were issued from previously authorized unissued stock to satisfy the requirements of the Dividend Reinvestment Plan.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens liquidity, capital resources or results of operation. There currently exists no recommendation by regulatory authorities which if implemented, would have such an effect. There are no matters which have not been disclosed. Interstate Banking/Branching became a reality by legislation passed September 13, 1994. The act permits full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market place. There are presently four banks competing for deposit dollars and earning assets, two of whom are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are two of the largest financial institutions in the state. While First Citizens has historically maintained in excess of 50% of local market share, statistics reflect a loss of approximately 2% over the past five years by both First Citizens and First Tennessee. This is reflective of increased competition brought about by the location of two branch banks into the market place, both of whom have been bought by Union Planters National Bank. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services that are required for maintaining a satisfactory customer relationship moving into the next decade and beyond. A recent market analysis completed in September, 1995 indicates a remarkably strong performance by First Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

The following table compares year to date non-interest income and expense of First Citizens as of September 30, 1995, 1994 and 1993:

                            Non-Interest Income

                               (in thousands)

                           Sept. 30          Sept. 30           Sept. 30
                            1995  % of Change 1994  % of Change   1993
Service Charges on
 Deposit Accounts          $  946    11.29%  $  850     8.28%    $  785

Trust Income               $  464    14.56%  $  405    18.42%    $  342

Other Income               $  657   (37.96%) $1,059     9.51%    $  967

TOTAL NON-INTEREST INCOME  $2,067   (10.67%) $2,314    10.50%    $2,094

Non Interest Income is down by 10.67% when comparing 1995 to 1994 after posting a 10.50% increase in 1994 when compared to the previous year. The decrease is primarily attributed to a one time after tax credit of $178,000 resulting from the sale of other real estate during the first quarter of 1994 and a decrease in fee income of $130,000 received from the Banks' subsidiary, Financial Plus, Inc. The broker/dealer subsidiary has undergone a management change, following the abrupt resignation of its president. Arbitration hearings have been scheduled to address charges filed against the former president and his new employer alleging a breach of fiduciary duty and a violation of confidentiality. A decrease is also noted in fee income derived from the mortgage loan division, however the last 60 days of September reflected higher volumes. Overdraft income was reclassified from Interest and Fees on Loans into other income for prior years and restated within the table. Trust Income continues to improve when comparing September, 1995 to previous years. Income received from Accounts Receivable Factoring is projected to increase in subsequent quarters as a result of the introduction of a new program during the second quarter of '95.


                                    Non-Interest Expense
                                       (in thousands)

                          Sept. 30          Sept. 30           Sept. 30
                            1995  % of Change 1994  % of Change   1993

Salaries & Employee
 Benefits                  $3,643     4.92%  $3,472      3%      $3,363
Net Occupancy Expense      $  411   (15.95%) $  489      1%      $  486
Other Operating Expense    $2,772    16.08%  $2,388     (4%)     $2,486

TOTAL NON-INTEREST EXPENSE $6,826     7.51%  $6,349      1%      $6,335

Non-Interest Expense increased 7.51% when comparing 9/30/95 to 9/30/94 after only increasing 1.00% the previous years under comparison. A review of the above table reflects a 4.92% and 16.08% increase in the categories of salaries and benefits and other operating expenses. Full time equivalent employees as of September 30, 1995 was 151 compared to 149 at 9/30/94 and 151 at 9/30/93. FTE increased due to (1) the employment of 4 fulltime employees to staff the Ripley Branch and 4 fulltime and 2 parttime employees to staff the Industrial Park Branch; and the addition of 6 Tellers On the Shelf hired during July, 1995. The decision to expand our branch network increased operating cost short term, however long term growth in loans and deposits will enhance future profitability of the bank. Tellers on the Shelf are trained in a one month training program, then utilized to fill vacancies created by absence or special projects. Procedures are in place to continuously monitor the number of fulltime equivalent employees in order to maintain staffing levels comparable to that of peer banks. However, it is conceivable that the FTE ratio will remain higher than peer banks because of increased staff necessary to support extended banking hours and additional services offered to our customers that are not offered by many peer group banks. Additional services include a Trust department, In-house data processing, and mortgage lending. Fulltime equivalent employees per one million in assets is 1.80 at 9/30/95 compared to 1.46 for peer banks.

                                Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending September 30 for the years indicated:

                          COMPOSITION OF DEPOSITS
                              (in thousands)

                       1995              1994             1993
                Average   Average Average   Average Average    Average
                Balance    Rate   Balance    Rate    Balance    Rate

Non-Interest
Bearing Demand
Deposits        $ 25,063     -   $ 24,700     -      $ 21,776    -

Savings
Deposits        $ 64,920   3.08% $ 63,315    2.74%   $ 66,939   2.61%

Time Deposits   $140,396   6.07% $116,329    4.97%   $103,608   4.69%

TOTAL DEPOSITS  $230,379   4.57% $204,344    3.68%   $192,323   3.43%


A review of Composition of Deposits for the years of 1995, 1994 and 1993 reflect total deposit growth of $26 million and $12 million respectively. Approximately $26 million in deposit growth in 1995 is centered primarily in the time deposit category. Factors contributing to substantial growth in 1995 were rising interest rates; the purchase of approximately $8 million in deposits held by the newly acquired Ripley, Tennessee Branch; and deposits acquired as a result of opening both the Ripley and Industrial Park Branch. An analysis of prior years (1994 and 1993) is reflective of customer response to low interest rates paid on deposits and their reluctance to recommit funds into bank certificates of deposits. The average rate paid on time deposits during the quarter was 6.07% compared to 4.97% for the same time period in 1994 and 4.69% in 1993. The average rate paid on deposits was 4.57% as of 9/30/95 compared to 3.68% and 3.43% for previous years.

Demand Deposits accounts have remained relatively flat when reviewing the composition of deposits. However, Sweep Account funds, totaling $11,382,000 are not included in average balances for Non-Interst Bearing Demand Deposits. The "Sweep" total however, is included on the balance sheet in the category of short term borrowings. For further information refer to footnote NO. 3 "short term borrowings". Repurchase Agreement "Sweep Account" is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment. Sweep account totals as of 9/30/94 were $9,980,000. Also not included in total deposits are Fixed Repurchase Agreements totaling $6,032,000, also included in the category total for short term borrowings.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on September 30, 1995. The overall total increased over $6 million when comparing to September, 1994.

              Maturity Distribution of Time Deposits
      In Amounts of $100,000 Or More As Of September 30, 1995

                        (in thousands)

               Maturity                      Total Amount

           3 months or less                    $ 6,534
           3 through 6 months                  $ 2,869
           6 through 12 months                 $ 5,696
           over 12 months                      $ 9,731

                                   Total       $24,830

A summary of average interest earning assets and interest-bearing liabilities is set forth in the following table together with average yields on the earning assets and average costs on the interest bearing liabilities. Average rate on total interest earning assets at 9/30/95 was 8.93% compared to 8.27% and 8.37% at 1994 and 1993 respectively. During 1993 and first nine months of 1994 rates charged on loans were lower than rates charged in 1995 as a result of market conditions and the competitive loan environment in the bank's market place. The average rate on total interest bearing liabilities was 5.13%, 4.19% and 3.81% at 9/30/95, '94 and '93. Net yield on average earning assets (annualized) was 4.35%, 4.56%, and 4.96%, reflecting an upward swing in interest rates beginning in 1994 and continuing into 1995. Maintaining interest rate margins achieved in prior years is proving more difficult in the current interest rate environment. Asset/ Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                                    First Citizens National Bank
                                    Quarter Ending September 30
                      Monthly Average Balances and Annualized Interest Rates
                                                     (in thousands)
                           1995                      1994                   1993
                  Average         Average  Average           Average Average   Average
                  Balance Interest Rate    Balance  Interest  Rate   Balance Interest Rate
ASSETS
INTEREST EARNING
  ASSETS:
 Loans (123)
  & Leases        $187,478 $4,646  9.91% $167,373  $ 3,859   9.22% $145,567 $ 3,486  9.58%

Investment
 Securities:
  Taxable         $ 57,272 $  951  6.64% $ 49,535  $   764   6.19% $ 57,106 $   863  6.04%
Tax Exempt (4)    $ 10,383 $  119  4.58% $ 13,844  $   151   4.36% $  8,992 $   103  4.58%

Interest Earning
 Deposits         $    146 $    2  5.47% $    133  $     1   3.01% $    324 $     2  2.47%

Federal Funds
Sold & Securities
 Purchased Under
 an Agreement
 to Resell        $  2,038 $   32  6.28% $     25  $     1     16% $  1,407 $    11  3.13%

Total Interest
 Earning Assets   $257,317 $5,750  8.93% $230,910  $ 4,776   8.27% $213,396 $ 4,465  8.37%

NON-INTEREST
 EARNING ASSETS:
Cash and Due
 From Banks       $  9,048 $    -     -  $  8,822  $   -      -    $  8,449 $   -      -

Bank Premises &
 Equipment        $  8,840 $    -      - $  7,935  $   -      -    $  7,805 $   -      -

Other Assets      $  5,338 $    -      - $  4,069  $   -      -    $  4,042 $   -      -

Total Assets      $280,543 $    -      - $251,736  $   -      -    $233,692 $   -      -

                                              First Citizens National Bank
                                              Quarter Ending September 30
                                 Monthly Average Balances and Annualized Interest Rates
                                                     (in thousands)
                            1995                      1994                    1993
                  Average           Average Average         Average Average         Average
                  Balance  Interest  Rate   Balance Interest  Rate  Balance Interest Rate
  LIABILITIES AND
  SHAREHOLDERS'
     EQUITY:
INTEREST BEARING
LIABILITIES:
Savings Deposits   $ 64,920 $  501   3.08%  $ 63,315  $  434   2.74%  $ 66,939  $  436  2.61%
Time Deposits      $140,396 $2,134   6.07%  $116,329  $1,446   4.97%  $103,608  $1,214  4.69%
Federal Funds
 Purchased and
 Other Interest
 Bearing
 Liabilities(5)    $ 24,598 $  315   5.12%  $ 24,856  $  263   4.23%  $ 20,782  $  171  3.29%
  Total Interest
   Bearing
   Liabilities     $229,914 $2,950   5.13%  $204,500  $2,143   4.19%  $191,329  $1,821  3.81%
 NON-INTEREST
   BEARING
 LIABILITIES:

 Demand Deposits   $ 25,063 $   -      -    $ 24,700  $   -      -    $ 21,776  $   -      -
 Other Liabilities $ 2,116  $   -      -    $  1,696  $   -      -    $  1,817  $   -      -
 Total Liabilities $257,093 $   -      -    $230,896  $   -      -    $214,922  $   -      -
 SHAREHOLDERS'
   EQUITY          $ 23,450 $   -      -    $ 20,840  $   -      -    $ 18,770  $   -      -

 TOTAL LIABILITIES
  AND SHAREHOLDERS'
 EQUITY            $280,543 $   -      -    $251,736  $   -      -    $233,692  $   -      -

NET INTEREST
    INCOME         $     -  $ 2,794    -    $      -  $ 2,633    -    $   -     $2,644     -
NET YIELD ON
 AVERAGE EARNING
 ASSETS            $     -  $   -    4.35%  $      -  $   -    4.56%  $   -         -   4.96%
(ANNUALIZED)

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)  Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are not presented on a taxable equivalent basis.
(5) The 1994 yield on Federal Funds Sold is distorted due to rounding of interest income.

                  COMPOSITION OF LOANS

The loan portfolio is First Citizens National Bank's largest earning asset. Total loans at 9/30/95 was $192,170,000 consisting of $117,970,000 Mortgage and Construction loans; $50,212,000, Commercial, Financial and Agricultural; $21,564,000 installment loans to individuals; and $2,424,000 other loans. A comparison of the composition of the loan portfolio indicates the largest percentage of growth is centered in the Real Estate category. Mortgage and construction loan totals increased $13.7 million, $12 million and $5.5 million when comparing the years of 1995, 1994 and 1993. The upward trend is attributed to substantial growth in both population and number of households recorded in Dyer County over the past decade. First Citizens is located in the Dyersburg/Dyer County Trade Area, having a population of 40,000. The entire trade area has outpaced both the state and the nation in per capita personal income growth since the early 1980's. The State of Tennessee projects that per capita income in the area will be greater than the national average by the year of 2000. The mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing of 40.5%. Dyer County's unemployment rate at quarter end was 4.4% up from April, 1995 at 3.8%, but significantly less than the State of Tennessee's rate of 5.5%. Based on a market study completed during the second quarter of 1995, First Citizens National Bank was the bank of choice for providing financing for personal residence of new and existing customers. The loan portfolio is made up of quality loans, and is well diversified with no concentrations of credit in any one industry. A reduction was made in the provision to loan losses despite loan growth due to a continued reduction in problem and watch loans. Problem loans totaled $2,664,674 at 9/30/95, while watch loan total was slightly above $1,000 (consisting of one loan). Past due loan totals are slightly above peer group levels. Experience of the lending staff and adherence to policy lends a comfort level to the portfolio that supports the Loan Loss Allowance at the present level.

Loan Administration sets policy guidelines approved by the Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes board approved guidelines for collateralization, loans in excess of loan to value limits, maximum loan amount, maximum maturity and amortization period for each loan type. Policy guidelines for loan to value ratio and maturities related to various collateral are as follows:

Collateral        Max. Amortization          Max. LTV

Real Estate        Amort. discussed herein    Amort. discussed herein
Equipment          5 Years                    75%
Inventory          5 Years                    50%
A/R                5 Years                    75%
Livestock          5 Years                    80%
Crops              1 Year                     50%
*Securities        10 Years                   75% (Listed)
                                              50% (Unlisted)

*Maximum LTV on margin stocks (stocks not listed on a national exchange) when proceeds are used to purchase or carry same, shall be 50%.

Diversification of the banks' real estate portfolio is a necessary and desirable goal of the bank's real estate loan policy. In order to achieve and maintain a prudent degree of diversity, given the composition of the bank's market area and the general economic state of the market area, the bank will strive to maintain a real estate loan portfolio diversification based upon the following:

* Agricultural loans totaling in the aggregate no more than 20% of the Bank's total loans.

* Land acquisition and development loans totaling in the aggregate no more than 10% of the Bank's total loans.

* Commercial construction loans totaling in the aggregate no more than 10% of the Bank's total loans.

* Residential construction loans totaling in the aggregate no more than 10% of the Bank's total loans.

* Residential mortgage loans totaling in the aggregate no more than 40% of the Bank's total loans.

* Commercial loans totaling in the aggregate no more than 30% of the Bank's total loans.

It is the policy of FCNB that no real estate loan will be made (except in accordance with the provisions for certain loans in excess of supervisory limits provided for hereinafter) that exceed the loan-to-value percentage limitations ("LTV limits") designated by category as follows:

     Loan Category                         LTV Limit (%)

  Raw Land                                    65
  Land Development or Farmland                75
  Construction:
     Commercial, multi-family, and
     other non-residential                    80
     1-to-4 family residential                80
  Improved Property                           80
  Owner-occupied 1-to-4 family
     and home equity                          80

Multi-family construction loans include loans secured by cooperatives and condominiums. Owner-occupied 1-to-4 family and home equity loans which equal or exceed 90% LTV at origination must have either private mortgage insurance or other readily marketable collateral pledged in support of the credit.

On occasion, the Loan Committee may entertain and approve a request to lend sums in excess of the LTV limits as established by policy, provided that:
  a. The request is fully documented to support the fact that other credit factors justify the approval of that particular loan as an exception to the LTV limit;

  b. The loan, if approved, is designated in the Bank's records and reported as an aggregate number with all other such loans approved by the full Board of Directors on at least a quarterly basis;

  c. The aggregate total of all loans so approved, including the extension of credit then under consideration, shall not exceed 50% of the Bank's total capital; and

  d. Provided further that the aggregate portion of these loans in excess of the LTV limits that are classified as commercial, agricultural, multi-family or non-1-to-4 family residential property shall not exceed 30% of the Bank's total capital.

Amortization Schedules. Every loan must have a documented repayment arrangement. While reasonable flexibility is necessary to meet the credit needs of the Bank's customers, in general all loans should be repaid within the following time frames:

     Loan Category                      Amortized Period

     Raw Land                               10 years
     Construction:
       Commercial, multi-family, and
       other non-residential                20 years
       1-to-4 family residential            20 years
     Improved Property Farmland             20 years
     Owner-occupied 1-to-4 family
       and home equity                      20 years

The average yield on loans of First Citizens National Bank for the third quarter of the years indicated is as follows:

     1995 -  9.91%
     1994 -  9.22%
     1993 -  9.58%
     1992 -  9.97%
     1991 - 11.42%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $23,352,000 as of 9/30/95.

The following table sets forth loan totals net of unearned income by category for the past five years:

                                  September 30 (in thousands)
                          1995      1994      1993    1992      1991
Real Estate Loans:
 Construction           $ 12,330  $  9,748  $  7,642 $  4,603 $  4,966
 Mortgage               $105,640  $ 94,501  $ 84,540 $ 82,035 $ 79,364

Commercial, Financial
 and Agricultural Loans $ 50,212  $ 47,382  $ 37,339 $ 36,974 $ 39,793

Installment Loans to
 Individuals            $ 21,564  $ 17,868  $ 15,545 $ 15,425 $ 16,712

Other Loans             $  2,424  $  3,986  $  5,642 $  2,663 $  2,548

TOTAL LOANS             $192,170  $173,485  $150,708 $141,700 $143,383


       Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $77,448,000 or 40.03% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is down from 43.68% at 9/30/94 reflecting efforts of the customer base to lock in lower interest rates available in those time periods. Maturities in the one to five year category total $107,512,000 reflects a slight decrease when compared to 9/30/94. The trend exhibited by consumers in recent years to lock in interest rates is projected to continue in 1995.

                                         Due after
                          Due in one     one year but         Due after
                          year or less   within five years    five years
                                         (in thousands)

Real Estate                 $21,706         $ 74,485           $21,779

Commercial, Financial
 and Agricultural           $30,760         $ 14,794           $ 4,658

All Other Loans             $ 5,615         $ 18,233           $   140

TOTAL                       $58,081         $107,512           $26,577

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $107,487
Interest Rates are Floating or Adjustable             $ 26,602

                        NON-PERFORMING ASSETS

A review of Non-performing assets as of 9/30/95 reflects a slight increase when comparing to 9/30/94. However, the increase is insignificant when considering growth levels in the loan portfolio. A comparison of non-performing assets for the years 1994, 1993 and 1992 reflect a continuing reduction. Total non performing loans at 9/30/95 were $1,208,000 or .63% of total loans in line with Peer Group banks who reported .62%.

Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The banks' policy states that the Bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term. A debt is well secured if it is secured (1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guaranty of a financially responsible party. A debt is considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the six months ending 9/30/95 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $66,000. Interest income on loans reported as ninety days past due and on interest accrual status was $23,000 for year-to-date 1995. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loan total at September 30, 1995 was zero.

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

The following table sets forth the balance of non-accrual loans as of September 30, for the years indicated:

                           Non Performing Loans
                               September 30
                              (in thousands)

                                        90 Days Past Due
    Year     Non-Accrual              Accruing Interest     Total

   9/30/95      $  893                    $  315           $1,208
   9/30/94      $  816                    $  150           $  966
   9/30/93      $1,399                    $  545           $1,944
   9/30/92      $1,845                    $  566           $2,411
   9/30/91      $2,255                    $1,022           $3,277

                          Loan Loss Experience and
                          Reserves for Loan Losses

An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, August, and November) and reported to the board at its meeting immediately preceding quarter-end. Requirements of FASB 114 & 118 have been incorporated into the policy for Accounting by Creditor for Impairment of a loan. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractional terms of the loan. First Citizens adopted the following as a measure of impairment: (1) Impairment of a loan at First Citizens shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value. The Impairment decision will be reported to the Board of Directors and other appropriate regulatory agencies as specified in FASB 114 and 118. The bank will continue to follow regulatory guidelines for income recognition for purposes of generally accepted accounting principles, as well as regulatory accounting principles.

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

Identification of impaired loans from non-performing assets as well as bankrupt and doubtful loans is paramount to the reserve analysis. Special Allocations shall support these loans found to be collateral or interest cash flow deficient. In addition an allowance shall be determined for pools of loans including all other criticized assets as well as small homogeneous loans managed by delinquency. In no circumstance shall the reserve fall below 1% of total loans less government guarantees. The following is a sample of information analyzed quarterly to determine the allowance for loan losses.

LOAN LOSS ALLOWANCE ANALYSIS
DATE

          AVERAGE         AVERAGE         PERCENT   CURRENT   RESERVE
          LOSS 3 YRS.     BALANCE 3 YRS.            BALANCE   REQUIRED

I. CREDIT      $         GROSS  $             %     $          $
   CARDS

II. INSTALL.   $         NET    $             %     $          $
    LOANS

III. IMPAIRED WITH ALLOCATIONS                      $          $
     IMPAIRED WITHOUT ALLOCATIONS                   $          $
                                        ALLOWANCE
IV.  DOUBTFUL                               50%     $          $
     SUBSTANDARD                            10%
     WATCH                                   5%
     OTHER LOANS NOT LISTED PREVIOUSLY     .75%
     LESS SBA/FMHA GUARANTEED PORTIONS

     TOTAL LOANS                                    $

V.   LETTERS OF CREDIT                     .75%     $          $

VI.  OTHER REAL ESTATE OWNED                                   $

     RESERVE REQUIRED                                          $

     RESERVE BALANCE                                           $

     EXCESS (DEFICIT)                                          $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %

     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

The book value of repossessed real property held by Bancshares and First Citizens National Bank is $1,181,000 at 9/30/95 compared to $956,000 at 9/30/94. The balance increased $225,000 due to the addition of foreclosed property placed on the books of the bank. Property held on the books of Bancshares is a strip shopping center valued at $655,000 and a parcel of land purchased for expansion of the Midtown Branch in 1988. Expansion plans were abandoned after a decision was made to construct the Industrial Park Branch. This property valued at $151,000 has been classified as ORE and is being offered for sale. The remaining balance represents other real estate held by First Citizens National Bank. Efforts to market the property held by the Holding Company are on-going.

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

Management estimates of approximate charge-offs for period ending
12/31/95:

Domestic                                           Amount (in thousands)
  Commercial, Financial & Agricultural                     $ 50
  Real Estate-Construction                                    0
  Real Estate- Mortgage                                      30
  Installment Loans to individuals & credit cards           120
  Lease financing                                             0
Foreign                                                     N/A
             01/01/95 through 12/31/95   Total             $200

  The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the quarter just ended consisted of (1) Loans Charged-off - $80,000; (2) Recovery of loans previously charged-off - $34,000; and (3) Additions to reserve totaling $107,000.

                             First Citizens National Bank

                   Loan Loss Experience and Reserve for Loan Losses
                               Quarter ending September 30
                                    (in thousands)

                          1995     1994      1993      1992     1991
Average Net Loans
Outstanding Net of ICNE $187,478  $167,373  $145,567  $138,633  $139,560

Balance of Reserve
for Loan Losses
at Beginning of
Period                  $  2,186  $  1,879  $  1,920  $  1,757  $  2,053

Loan Charge-Offs        $    (80) $    (44) $    (56) $   (112) $   (121)

Recovery of Loans
Previously Charged Off  $     34  $     48  $     67  $    138  $     30

Net Loans Charged Off   $    (54) $      4  $     11  $     26  $    (91)

Additions to Reserve
Charged to Operating
Expense                 $    107  $    102  $    119  $    104  $    158

Balance at End of
Period                  $  2,247  $  1,985  $  2,050  $  1,887  $  2,120

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding                (.029%)  .002%     .008%    (.19%)    (.07%)

   The following table will identify charge-offs by category for the period ending 9/30/95 and 9/30/94.

Charge-Offs:                                  1995      1994
Domestic
  Commercial, Financial and Agricultural       $ 0      $ 15
  Real Estate - Construction                     0         0
  Real Estate - Mortgage                        39         1
  Installment Loans to Individuals              25        23
  Lease Financing                                0         0
  Credit Cards                                  16         5
    Total                                     $(80)     $(44)

Recoveries:
Domestic:
  Commercial, Financial and Agricultural      $  8      $  4
  Real Estate - Construction                     0         0
  Real Estate - Mortgage                         1         3
  Installment Loans to Individuals              18        35
  Lease Financing                                0         0
  Credit Cards                                   7         6
    Total                                       34        48
  Net                                         $ 46      $  4

                    Investment Securities

The book value of listed investment securities as of the dates indicated are summarized as follows:

                     Composition of Investment Securities

                                 September 30
                                (in thousands)

                       1995      1994       1993       1992      1991
U. S. Treasury &
 Government Agencies $53,336    $43,457    $47,317    $45,805   $43,162
State & Political
  Subdivisions       $10,516    $12,644    $11,259    $ 7,523   $ 4,871
All Others           $ 3,568    $ 7,245    $ 5,459    $ 4,241   $ 4,852

            TOTALS   $67,420    $63,346    $64,035    $57,569   $52,885

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the third quarter, 1995 increased slightly when compared to the same time period in 1994. The investment portfolio, which currently totals $66 million, is primarily comprised of U. S. Treasury and U. S. Agency obligations, as well as Municipal obligations. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

The fixed rate holdings currently have an expected average life of 2.6 years. It is estimated that this average life would extend to 3.2 years at rates up 100 basis points and 3.5 years at rates up 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. For rates down 100 basis points the average life would decrease to 2.4 years.

In terms of price sensitivity, we estimate that at rates up 100 basis points the market value of the portfolio would fall by 2.5%, while at rates up 200 basis points the market value would fall by 5.4%. This is equal to the price sensitivity of the 3-year Treasury bond, which is consistent with the current average life of the portfolio. For rates down 100 basis points we estimate that the market value would increase by 2.2%.

The adjustable rate holdings all reprice on an annual or more frequent basis and currently have an average life of 7.2 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of about a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

Purchases made during the quarter total $500,000 consisting of a Government backed securities placed in the Available for Sale Account. Sale of Investments totaled $1,750,000 consisting of (1) Fannie Mae par value of $1,500,000 sold September 27, 1995 with a profit of $6,041.25; (2) Federal Home Loan Bank par value of $250,000, sold September 27, 1995 with a profit of $1,250.00. All investments were sold prior to maturity from the Available for Sale account to meet liquidity needs.

FASB 115 required banks to maintain separate investment portfolios for Held-to-Maturity, Available for Sale, and Trading account investments. As of 9/30/95 approximately 75% of the total portfolio was placed in the Held to Maturity account. FASB 115 also requires banks to Mark to Market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a positive capital entry of $101,000 as reflected on the 9/30/95 balance sheet. Mark to Market impact to capital on 9/30/94 was a negative $130,000.

Maturities in the portfolio are made up of 4.07% within one year, 69.81% after one year and within five years, and 21.59% after five years. Policy provides for 20% maturities on an annual basis. Management made a conscious effort to shorten maturities in 1994 based on volatility in interest rates and mark to market rules. Maturities on investments purchased in 1995 will be structured to meet liquidity needs as well as projected changes in interest rates.

During the quarter just ended there were no transfers between the investment portfolio accounts. The trading account for the entire quarter maintained a zero balance.

First Citizens National Bank has not engaged in any Derivative activities as defined by paragraphs 5 thru 7 of FASB 119 (Reference footnote 7).

The portfolio currently contains the following unrealized gains and unrealized losses in each investment category:

                            Investment Securities
                          Unrealized Gains/(Losses)
                              September 30, 1995

                                   Unrealized     Unrealized     Net
                                     Gains          Losses   Gains/Losses
U.S. Treasury Securities             184             47         137
Obligations of U.S. Government
 Agencies and Corp                   720            231         489
Obligations of States and
 Political Subdivisions               82             29          53
Other Securities                       4              1           3
   Totals                            990            308         682


Yields on Investment Securities decreased the twelve month period ending 9/30/94 from 5.84% to 5.78%. This is reflective of the overall interest rate market. Also reflected in the following table is the results of efforts to shorten maturities within the portfolio:

        Maturing and Portfolio Percentages on Securities September 30, 1995
                                  (in thousands)

                           After One Year   After Five Years         After
         Within One Year  Within Five Years Within Ten Years      Ten Years
           Amount     %       Amount     %    Amount      %    Amount     %

9/30/95   $ 2,746    4.07%   $47,071  69.81%  $14,547  21.59% $ 3,056   4.53%

9/30/94   $ 9,368   14.74%   $39,502  62.36%  $12,876  20.33% $ 1,600   2.52%

9/30/93   $13,182   20.59%   $35,432  80.72%  $ 6,693  11.67% $ 8,728  10.35%

9/30/92   $17,230   29.93%   $37,131  64.50%  $ 2,717   4.72% $   491    .85%


                       Maturity and Yield on Securities September 30, 1995
                                     (in thousands)

                                                   Maturing

                                      After One Year     After Five Years      After
                    Within One Year  Within Five Years   Within Ten Years    Ten Years
                    Amount    Yield  Amount      Yield   Amount     Yield   Amount
Yield
U.S. Treasury and
Government Agencies $ 1,122   8.09%  $38,869     6.67%  $10,289    6.54%  $3,056  6.02%

State and Political
Subdivisions*       $ 1,374   7.02%  $ 7,106     6.59%  $ 2,036    6.86%  $     -    -

All Others          $   250   8.00%  $ 1,096     6.16%  $ 2,222    5.61%  $           %

TOTALS              $ 2,746   7.54%  $47,071     6.64%  $14,547    6.44%  $ 3,056 6.02%


*Yields on tax free investments are stated herein on a taxable equivalent basis.

                                    Investment Securities
                                     September 30, 1995
                                       (in thousands)

                             Held to Maturity    Available for Sale
                           Amortized      Fair   Amortized     Fair
                              Cost       Value      Cost      Value
U.S. Treasury Securities    $ 6,445     $ 6,573    $5,508     $ 5,518
U.S. Government Agency
and corporation obligations
(exclude mortgage-backed
securities):
  Issued by U.S. Government
  agencies (2)                  200         199         0           0
  Issued by U.S. Government-
  sponsored agencies (3)     23,655      24,052     8,331       8,449
Securities issued by states
and political subdivisions
in the U.S.:
  General obligations         6,613       6,658       320         321
  Revenue obligations         2,752       2,758       330         330
  Industrial development
  and similar obligations         0           0       500         500
Mortgage-backed securities
(MBS):
  Pass-through securities:
    Guaranteed by GNMA          487        500     1,103       1,131
    Issued by FNMA and FHLMC  1,128      1,138       449         481
    Other pass-through
      securities                  0          0         0           0
Other mortgage-backed
 securities (include CMOs,
 REMICs, and stripped MBS):
  Issued or guaranteed by
    FNMA, FHLMC, or GNMA      5,054       5,054       812         787
  Collateralized by MBS
    issued or guaranteed
    by FNMA, FHLMC, or GNMA       0           0         0           0
  All other mortgage-backed
   securities                     0           0         0           0
Other debt securities:
  Other domestic debt
   securities                   994         994       250         253
  Foreign debt securities         0           0         0           0
Equity securities:
  Investment in mutual funds                            0           0
  Other equity securities with
   readily determinable fair
   values                                             749         769
  All other equity securities(1)                    1,553       1,553
Total (sum of items 1 through 6)
(total of column A must equal
Schedule RC, item 2.a)
(total of column D must
equal Schedule RC, item e.b) 47,328     47,916      19,905     20,092

(1) Includes equity securities without readily determinable fair values at historical cost in item 6.c, column D.
(2) Includes Small Business Administration "Guaranteed Loan Pool Certi-ficates," U. S. Maritime Administration obligations, and Export-Import Bank participation certificates.
(3) Includes obligations (other than mortgage-backed securities) issued by the Farm Credit System, the Federal Home Loan Bank System, the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Financing Corporation, Resolution Funding Corporation, the Student Loan Marketing Association, and the Tennessee Valley Authority.

                   Return on Equity and Assets

Return on Assets at 9/30/95 posted levels slightly below those recorded at 9/30/94. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth over the past twelve months coupled with rising rates paid on interest bearing deposits had a significant impact on earnings the first half of '95. Rates paid on deposits have dropped since June, 1995. A comparison of total assets at 9/30/95 and 12/31/94 reflect asset growth in excess of $27 Million or 10.6%. Operating expenses increased due to the addition of two branch banks opened in November, 1994 and January, 1995 as well as the installation cost of Item Capture and Statement Imaging software and a Teller Platform System.

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

Total Shareholders's equity (Including Loan Loss Reserve) of First Citizens Bancshares, as of 9/30/95 was $26,345,000 compared to $23,879,000 at 12/31/94.

Percentage of Dividends declared per common share to net income per common share has trended upward since 1993. Number of shares outstanding continues to increase due to shares of stock issued on a quarterly basis to service the Dividend Reinvestment Program. A stock repurchase program, approved by the Board of Directors in 1994 for the purpose of acquiring shares on the open market to service the Dividend Reinvestment Program continues to be ineffective. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under the terms of the repurchase program, the company will repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come, first served basis.

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

The table below presents operating ratios for First Citizens Bancshares, Inc. for the quarter ending September 30 (not annualized):

                                     1995   1994    1993    1992    1991

Percentage of Net Income to:
Average Total Assets                 .78%   .95%    .93%    .65%    .63%

Average Shareholders Equity         8.45% 10.29%  10.78%   7.92%   8.17%

Percentage of Dividends
Declared Per Common Share to
Net Income Per Common Share        31.35% 24.19%  23.96%  30.21%  30.51%

Percentage of Average Shareholders'
*Equity to Average Total Assets    10.09%  9.98%   9.40%   8.91%   8.61%


*Includes Average Reserve for Loan Loss Account

                 Liquidity and Interest Rate Sensitivity

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. The liquidity ratio which is determined by a comparison of net liquid assets to net liabilities remains between 10% and 15%. The stability of our deposit base, sound asset/liability management, a strong capital base, and quality assets assure adequate liquidity. The low interest rates during 1993 and the first 9 months of 1994 placed pressure on the bank's ability to retain funds in maturing certificates of deposit. Many of our customers were seeking alternate investment options in annuities, mutual funds, and stocks. Deposits over $100,000 are more volatile and interest sensitive than smaller consumer deposits which make up the major portion of our deposit base. During the last half of 1994 interest rates started to climb upward, causing consumers to move funds from Annuities and Mutual Funds into bank Certificates of Deposits.

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

                                               CONDENSED GAP REPORT
                                               --------------------
                                                 CURRENT BALANCES
                                               --------------------
                                                  (in thousands)

                                 DAILY      0-1     1-2     2-3     3-6    6-12   1-2     2+
                         TOTAL  FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS YEARS  YEARS
------------------------------------------------------------------------------------------------
CASH AND DUE FROM
CURRENCY AND COIN        10,917       -       -       -       -       -       -       -  10,917
MONEY MARKET                107     107        -      -       -       -       -       -       -

TOTAL CASH & DUE FROM    11,024     107       -       -       -       -       -       -  10,917

INVESTMENTS              65,920       -   1,500   1,500   1,500   5,259   2,854  11,446  41,861

TOTAL INVESTMENTS        65,920       -   1,500   1,500   1,500   5,259   2,854  11,446  41,861

LOANS
COMMERCIAL FIXED        137,333       -   5,032   3,403   3,225   8,873   9,809  16,052  90,939
COMMERCIAL VARIABLE      36,603  36,603       -       -       -       -       -       -       -
HOME EQUITY LOANS         4,539   4,539       -       -       -       -       -       -       -
SEC MORTGAGE                150       -       -       -       -       -       -       -     150
FLOOR PLAN                  903     903       -       -       -       -       -       -       -
CREDIT CARDS              1,734       -       -       -       -       -       -   1,734       -
FACTORING REC               310       -       -       -       -       -       -       -     310
OVERDRAFTS                  393       -       -       -       -       -       -       -     393
NON-ACCRUAL LOANS           893       -       -       -       -       -       -       -     893
INTERNAL BASE RATE LOANS  9,311   9,311       -       -       -       -       -       -       -
TOTAL LOANS             192,169  51,356   5,032   3,403   3,225   8,873   9,809  17,786  92,685
LOAN LOSS RESERVE         2,247       -       -       -       -       -       -       -   2,247

NET LOANS               189,922  51,356   5,032   3,403   3,225   8,873   9,809  17,786  90,438


FED FUNDS SOLD                1       1       -       -       -       -       -       -       -

TOTAL FED FUNDS SOLD          1       1       -       -       -       -       -       -       -

TOTAL EARNING ASSETS    255,843  51,357   6,532   4,903   4,725  14,132  12,663  29,232 132,299


OTHER ASSETS
BUILDING, F&F AND LAND    8,841       -       -       -       -       -       -       -   8,841
OTHER REAL ESTATE           368       -       -       -       -       -       -       -     368
OTHER ASSETS              5,031       -       -       -       -       -       -       -   5,031

TOTAL OTHER ASSETS       14,240       -       -       -       -       -       -       -  14,240


TOTAL ASSETS            281,107  51,464   6,532   4,903   4,725  14,132  12,663  29,232 157,456


DEMAND DEPOSITS          24,163       -       -       -       -       -       -       -  24,163

TOTAL DEMAND             24,163       -       -       -       -       -       -       -  24,163

                                                        CONDENSED GAP REPORT
                                                        --------------------
                                                          CURRENT BALANCES
                                                        --------------------
                                                           (in thousands)

                                  DAILY     0-1     1-2    2-3     3-6     6-12    1-2     2+
                         TOTAL  FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS  YEARS YEARS
----------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS          18,227      -       -       -       -       -       -       -  18,227
NOW ACCOUNT              23,387      -       -       -       -       -       -       -  23,387
BUSINESS CHECKING            58      -       -       -       -       -       -       -      58
IMF-MMDA                 11,331  11,331      -       -       -       -       -       -       -
HIGH YIELD ACCOUNT        8,498   8,498      -       -       -       -       -       -       -
DOGWOOD CLUB              4,185       -      -       -       -       -       -       -   4,185

TOTAL SAVINGS            65,686  19,829      -       -       -       -       -       -  45,857

TIME DEPOSITS
FLEX-CD                  94,752       -  9,286   8,756   6,726  17,772  15,553  29,898   6,761
LARGE CD-FLEX            24,830       -  3,091   2,549     894   2,869   5,696   5,431   4,300
IRA-FLOATING                170     170     -       -       -       -       -       -        -
IRA-FIXED                20,380       -  1,445     630     425   2,299   2,678   4,434   8,469
CHRISTMAS CLUB              388       -      -       -       -       -     388       -       -

TOTAL TIME              140,520     170 13,822  11,935   8,045  22,940  24,315  39,763  19,530

TOTAL DEPOSITS          230,369 19,999  13,822  11,935   8,045  22,940  24,315  39,763  89,550

SHORT TERM BORROWINGS
FED FUNDS PURCHASED         275    275       -       -       -       -       -       -       -
TT&L                      1,000  1,000       -       -       -       -       -       -       -
SECURITIES SOLD-SWEEP    11,382 11,382       -       -       -       -       -       -       -
SECURITIES SOLD-FIXED     6,032      -     650   1,027     250   3,371     734       -       -
FHLB-LIBOR INVESTMENT     4,407  4,407       -       -       -       -       -       -       -
FHLB-LONG TERM            2,289      -       -       -       -       -       -       -   2,289

TOTAL SHORT TERM BORR.   25,385 17,064     650   1,027     250   3,371     734       -   2,289

OTHER LIABILITIES
OTHER LIABILITIES         2,030      -       -       -       -       -       -       -   2,030

TOTAL OTHER LIAB.         2,030      -       -       -       -       -       -       -   2,030

TOTAL LIABILITIES       257,784 37,063  14,472  12,962   8,295  26,311  25,049  39,763  93,869

CAPITAL
COMMON STOCK              2,000      -       -       -       -       -       -       -   2,000
SURPLUS                   4,000      -       -       -       -       -       -       -   4,000
UNREALIZED GAIN (LOSSES)    101      -       -       -       -       -       -       -     101
UNDIVIDED PROFITS        17,498      -       -       -       -       -       -       -  17,498

TOTAL CAPITAL            23,599      -       -       -       -       -       -       -  23,599



TOTAL LIAB. & CAPITAL   281,383 37,063  14,472  12,962   8,295  26,311  25,049  39,763 117,468

GAP (SPREAD)                  - 14,401  -7,940  -8,059  -3,570 -12,179 -12,386 -10,531  39,988
GAP % TOTAL ASSETS            -   5.12   -2.82   -2.87   -1.27   -4.33   -4.41   -3.75   14.23
CUMULATIVE GAP                - 14,401   6,461  -1,598  -5,168 -17,347 -29,733 -40,264    -276
CUMM. GAP % TOTAL ASSETS      -   5.12    2.30   -0.57   -1.84   -6.17  -10.58  -14.32   -0.10
SENSITIVITY RATIO             -   1.39    1.13    0.98    0.93    0.82    0.76    0.75    1.00


                    NOTES TO THE GAP REPORT

1. This snap shot picture or gap report reflects the interest sensitivity positions during a flat rate environment. These time frames could change if rates rise or fall.

2.           Repricing over-rides maturity in various time frames.

3. Demand deposits are placed in the last time frame due to its lack of interest sensitivity. Our demand deposits are for the most part core deposits.

4. The savings accounts are placed into the +2 year time frame. In a flat rate environment, saving accounts will not reprice or liquidate. Savings deposits are price sensitive, for the most part, after a major increase in 6 month CD rate. We place these accounts in this area instead of the variable position due to history and characteristics. These accounts are considered core deposits.

5.           The policy for cumulative gap positions at FCNB are:
             Intervals less than 1 year 4% - 10%, and the period of 1-5 years 4% - 20%. Approximately 40% - 50% of CD customers have maturities of 6 months or less. The banks net interest income exposure limit is $150,000. The net interest income exposure or limit as a percent of unimpaired capital is .76%. Currently, the bank's exposure is less than the limits.

6. FCNB would benefit more if rates stay flat. If interest rates rise rapidly, net interest income would be negatively effected. First Citizens Liquidity would negatively be affected if interest rates drop due to the probability of increased loan demand. Adequate lines of credit are available to handle liquidity needs.

                      Capital Resources

Total capital (including Reserve for Loan Losses) as a percentage of total assets for the quarter ending September
30 is presented in the following table for the years indicated:

                 1995      1994     1993     1992     1991
                 9.28%     9.97%    9.01%    9.13%    8.72%

Increasing the capital base of First Citizens is a vital part of strategic planning. Although the present capital to asset ratio remains in excess of the level required by Regulators for banks our size, management is aware of the importance of strengthening this base.

The Federal Reserve Bank adopted a risk-based capital measure for use in evaluating the capital adequacy of bank holding companies effective January 1, 1991. The risk-based capital measure focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risk. The calculation of risk-based capital is accomplished by dividing qualifying capital by weighted risk assets. The minimum risked based capital ratio is 8%, at least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 capital/supplementary capital consists of the allowance for loan and lease losses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments.

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.
The risked-based capital ratio as of 9/30/95 was 13.84%, significantly above the 8.00% required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

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

                  Part II - Other Information


Item 1.  Legal Proceedings

There are no legal proceedings that would result in a significant impact to the bank's financial statement as of this date.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 9/30/95.

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First Citizens Bancshares, Inc.
                                              (Registrant)



Date: November 14, 1995                /s/Stallings Lipford
                                       Stallings Lipford,
                                       Chairman, CEO


Date: November 14, 1995                /s/Jeff Agee
                                       Jeff Agee,
                                       Vice President &
                                       Chief Financial Officer
                                       First Citizens National Bank
                                       (Principal Subsidiary)

                                         First Citizens Bancshares, Inc.
                                         P. O. Box 370
                                         Dyersburg, TN 38025-0370
                                         November 14, 1995





Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549
ATTN:  Document Control - EDGAR

Greetings:

     Please consider this as a cover letter for submission of Form 10-Q for the period ending 9/30/95.

     Any questions concerning information filed herein should be directed to my attention. You may contact me by phone at (901) 285-4410, ext. 254.

                                     Respectfully yours,




                                     Judy Long
                                     Secretary

DATA STATED IN THOUSANDS


                     VOLUNTARY SCHEDULE - CERTAIN FINANCIAL INFORMATION



                                             THIRD   THIRD     YEAR
REGULATION           STATEMENT CAPTION        QTR.    QTR.    TO DATE
                                              1995    1994  1995   1994

5-02 (1)            Cash and Cash Items       11407   8665  11407   8665

5-02 (2)            Marketable Securities     67420  63346  67420  63346

5-02 (3)(b)(1)      Notes Receivable         192170 173485 192170 173485
5-02 (4)            Allowance for Doubtful
                      Accounts                 2247   1985   2247   1985

5-02 (15)           Total Assets             283878 256582 283878 256582

5-02 (24)           Other Liabilities        257533 232982 257533 232982
5-02 (30)           Common Stock                731    712    731    712

5-02 (31)(a)(2)     Additional Capital Other   9634   8909   9634   8909

5-02 (31)(a)(3)(ii) Retained Earnings -
                      Unappropriated          15980  13979  15980  13979


5-03 (b)(1)(e)      Other Revenues             6485   5476  18667  15803


5-03 (b)(2)(e)      Cost of Other Revenues     2374   2202   7084   6650
5-03 (b)(8)         Interest and Amortization
                     of Debt Discount          2950   2140   8368   5733

5-03 (b)(10)        Income Before Taxes and
                      Other Items              1161   1134   3215   3420


5-03 (b)(11)        Income Tax Expense          406    377   1094   1084
5-03 (b)(14)        Income/Loss from
                      Continuing Operations     755    757   2121   2336


5-03 (b)(19)        Net Income or Loss          755    757   2121   2336