Form 10-K
period 1995-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1996-03-27
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year ended December 31, 1995 Commission File Number 0-11709

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

                                  COMMON STOCK
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of voting stock held by nonaffiliates of the registrant at December 31, 1995 was $24,897,000.

Of the registrant's only class of common stock ($1.00 par value) there were 733,359 (Net of Treasury) shares outstanding as of December 31, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

                               Portions of the
                 Proxy Statement dated March 27, 1996 (Part III)
                         Filed by Electronic Submission

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

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:
                                          December 31
                                        (in thousands)
                           1995             1994        1993
Total Assets             $291,412         $256,685    $234,892
Total Deposits            237,160          209,481     193,823
Total Net Loans           191,906          166,727     147,646
Total Equity Capital       27,103           23,879      21,700

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

                         12/31/95           12/31/94       12/31/93
                       FCNB  PEER GRP   FCNB  PEER GRP   FCNB  PEER GRP
Average Assets/
Net Interest Income   4.04%   4.40%      4.31%   4.43%   4.46%   4.46%

Average Assets/
Net Operating Income  1.00%   1.31%      1.09%   1.26%   1.16%   1.30%

Net loan losses/
Average total loans    .05%    .10%       .01%    .12%    .30%    .18%

Primary Capital/
Average Assets        8.34%    9.18%     8.51%   9.02%   8.32%   8.72%

Cash Dividends/
Net Income **        10.47%   33.93%    19.03%  43.50%  20.20%  38.83%

*Performance as of 12/31/95 is compared to peer group totals as of 09/30/95

 (Most recent UBPR available)

** Dividends paid to shareholders in 1995 were funded by First Citizens Bancshares, Inc. with the only exception being first quarter.

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

First Citizens National Bank through its strategic planning process has stated its intention to acquire other financial institutions within the West Tennessee Area. The Bank's objective in acquiring other banking institutions would be for asset growth and diversification into other market areas. Acquisitions would afford the bank increased economies of scale within the data processing function and better utilization of human resources. Any acquisition approved by the Board of Bancshares, Inc. would be deemed to be in the best interest of Bancshares and its shareholders.

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

First Citizens Bancshares, Inc. is subject to capital adequacy requirements imposed by the Federal Reserve
Bank. In addition, Firs Citizens National Bank (the principal subsidiary of the corporation) is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. It is the policy of First Citizens National
Bank "the bank" to comply with regulatory requirements for the payment of dividends. The Federal Reserve Bank adopted a risk-based capital measure for use in evaluating the capital adequacy of bank holding companies effective January 1, 1991. The risk-based capital measure focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market rate risk. The calculation of risk-based capital is accomplished by dividing qualifying capital by weighted risk assets. The minimum risked-base capital ratio is 8%, at least one-half or 4:00% must consist of core capital (Tier 1), and the remaining 4:00% may be in the form of core (Tier 1) or supplemental capital (Tier
2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 capital/supplementary capital consists of the allowance for loan and lease loses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments.
Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve
Board. A risked based capital analysis is performed on a quarterly basis to test for compliance with Federal
Reserve and bank policy guidelines before declaring a dividend or increasing a dividend. The banks' policy states that before declaring a dividend the following ratios will be achieved: (1) Risked Based Capital Tier 1 will be 8.34% or above; Return on year-to-date average equity 9.00%; Asset Growth and projected one year future asset growth less than 20.00%; and non performing assets to capital less than 30%. Non performing assets include
90 day past due and non accrual loans.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the principal executive officers of Bancshares and its principal subsidiary, First Citizens National Bank as of
December 31, 1995.

Name                               Age      Position and Office

Stallings Lipford                   65      Chairman of the Board and CEO
                                            of First Citizens Bancshares,
                                            Inc and Chairman of the Board
                                            of First Citizens National
                                            Bank.  Mr. Lipford joined
                                            First Citizens in 1950.  He
                                            became a member of the Board
                                            of Directors in 1960 and
                                            President in 1970.  He was
                                            made Vice Chairman of the
                                            Board in 1982.  He served as
                                            Vice Chairman of the Board of
                                            Bancshares from September,
                                            1982 to February, 1984.  The
                                            Board elected Mr. Lipford
                                            Chairman of both First
                                            Citizens and Bancshares on
                                            February 14, 1984.  He served
                                            as President of First Citizens
                                            and Bancshares from 1983 to 1992,
                                            and as CEO of First Citizens from
                                            1960 until 1996.

Katie Winchester                    55   President of Bancshares;
                                         President and CEO of First
                                         Citizens; employed by First
                                         Citizens National Bank in
                                         1961; served as Executive
                                         Vice President and Secretary
                                         of the Board from 1986 to
                                         1992.  She was appointed CEO
                                         of First Citizens in 1996;
                                         and President of Bancshares
                                         and First Citizens in 1992.
                                         Ms. Winchester was elected to
                                         the Board of both First
                                         Citizens and Bancshares in
                                         1990.

H. Hughes Clardy                    53   Vice President of First Citizens
                                         Bancshares, Inc.; Senior Vice
                                         President and Senior Trust Officer
                                         of First Citizens National Bank.
                                         Employed by First Citizens
                                         National Bank in 1993.  Mr.
                                         Clardy was employed as Vice
                                         President and Senior Trust
                                         Officer at Crestar Bank from
                                         January, 1987 to January,
                                         1991 and as a Vice President
                                         of Dominion Trust Company of
                                         Tennessee from 1991 to 1993.

Ralph Henson                         54  Vice President of First
                                         Citizens Bancshares, Inc.;
                                         Executive Vice President of
                                         Loan Administration of First
                                         Citizens National Bank.  Employed
                                         by First Citizens National Bank in
                                         1964.  Mr. Henson served the
                                         Bank as Senior Vice President
                                         and Senior Lending Officer
                                         until his appointment as
                                         Executive Vice President of
                                         Loan Administration in
                                         February, 1993.

Jeffrey Agee                         35  Vice President and Chief
                                         Financial Officer of
                                         Bancshares, Inc. and First
                                         Citizens as of April, 1994.
                                         Employed by First Citizens
                                         National Bank in 1982.
                                         Served the bank previous to
                                         April, 1994 as Vice President
                                         and Accounting Officer.

Barry Ladd                           55  Appointed Executive Vice
                                         President and Chief
                                         Administrative Officer of
                                         First Citizens National Bank
                                         in 1996.  Senior Vice
                                         President and Senior Lending
                                         Officer of First Citizens
                                         National Bank from 4/20/94 to
                                         January 17, 1996.  Employed
                                         by the Bank in 1972.  Mr.
                                         Ladd served First Citizens as
                                         Vice President and Lending
                                         Officer previous to his
                                         appointment as Senior Vice
                                         President.

Bennett Ragan, Jr.                  47   Executive Vice President and
                                         Senior Lending Officer of
                                         First Citizens National Bank.
                                         Senior Vice President and
                                         Senior Lending Officer from
                                         4/20/94 to 1/17/96.  Employed
                                         by the Bank in 1970.  Mr.
                                         Ragan served the Bank as Vice
                                         President and Lending Officer
                                         since 1986.

BANKING BUSINESS

First Citizens operates a general retail banking business in Dyer County, Tennessee. The bank expanded its banking operations into Lauderdale County with the purchase of a branch bank in Ripley, Tennessee in January, 1995. All persons who live in either community or who work in or have a business or economic interest in either county are considered as forming a part of the area serviced by the bank. First Citizens provides customary banking services, such as checking and savings accounts, funds transfers, various types of time deposits, and safe deposit facilities. It also finances commercial transactions and makes and services both secured and unsecured loans to individuals, firms, and corporations.
Commercial lending operations include various types of credit services for its customers. Agricultural services are provided that include operating loans as well as financing for the purchase of equipment and farm land.
The installment lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. Mortgage lending makes available long term fixed and variable rate loans to finance the purchase of residential real estate.
These loans are sold in the secondary market without retaining servicing rights. Credit cards and open-ended credit lines are available to both commercial customers and consumers.

First Citizens National Bank is located in a community supported by a well diversified economy. Dyer County is home for over 393 full time farm operators of 603 farms with a total land acreage of 345,600. Total Farm operators and farm laborers represent a small percentage of the Dyer County population (Dyer County Statistical
Information, 1992-93). At 12/31/95 agriculture loans outstanding totaled $29,315,000 representing 15.28% of total loans. $18,871,000 was well secured with farmland, including farms, residential and other improvements, while $10,444,000 were secured loans to finance agricultural production and equipment purchases.
Approximately $3,211,000 of agricultural loans were 90%
FmHA guaranteed. Dyer County is also the home base for over 61 manufacturing firms employing over 40% of the population. Distribution of employment in other areas consist of 14.9% services, 14.75% government, and 19.3% trade. While First Citizens is dependent upon the debtors ability to honor their obligations, there are no concentrations of credit in any one borrower, type of loan or industry that would represent a material affect to the net income of the Bank.

First Citizens Financial Plus, Inc., a Bank Service
Corporation wholly owned by First Citizens National Bank is a licensed Brokerage Service. This allows the bank to compete on a limited basis with numerous non-bank entities who pose a continuing threat to our customer base, and are free to operate outside regulatory control.

First Citizens was granted trust powers in 1925 and has maintained an active Trust Department since that time.
Assets as of December 31, 1995 were in excess of $132,933,000. Services offered by the Investment
Management and Trust Services Division include but are not limited to estate settlement, trustee of living trusts, testamentary trustee, court appointed conservator and guardian, agent for investment accounts, and trustee of pension and profit sharing trusts.

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

The following tabular analysis sets forth the competitive position of First Citizens when compared with other financial institutions in the service area for the period ending
June 30, 1995.

                                Dyer County Market

                           (All Financial Institutions)
                                  (in thousands)
                          Total Deposits   % of Market Share
Bank Name                    06/30/95           06/30/95

First Citizens
National Bank                $222,206*            50.36%

First Tennessee
 Bank                          98,440             22.31%

Security Bank                  57,819             13.10%

Union Planters, FSB            36,777              8.34%

Union Planters
(First Exchange Bank)          22,695              5.14%

Dyersburg City Employees
Credit Union                    3,271               .74%

       Total                 $411,425

*Does not include deposits of $16,950,086 categorized as Overnight and fixed term Repurchase Agreements.

At December 31, 1995 Bancshares and its subsidiary, First
Citizens National Bank, employed a total of 145 full time equivalent employees. Having been a part of the local community in excess of 100 years, First Citizens has been privileged to enjoy a major share of the financial services market. Dyersburg and Dyer County are growing and with this growth come demands for more sophisticated financial products and services. Strategic planning has afforded the Company both the physical resources and data processing technology necessary to meet the financial needs generated by this growth.

USURY, RECENT LEGISLATION AND ECONOMIC ENVIRONMENT

Tennessee usury laws limit the rate of interest that may be charged by banks. Certain Federal laws provide for preemption of state usury laws. Legislation enacted in 1983 amends Tennessee usury laws to permit interest at an annual rate of interest four (4) percentage points above the average prime loan rate for the most recent week for which such an average rate has been published by the Board of Governors of the Federal Reserve System, or twenty-four percent (24%), whichever is less (TCA 47-14-
102(3)). The "Most Favored Lender Doctrine" permits national banks to charge the highest rate permitted by any state lender.

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

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens liquidity, capital resources or results of operation.
There currently exists no recommendation by regulatory authorities which if implemented, would have such an effect. There are no matters which have not been disclosed. Interstate Banking/Branching became a reality by legislation passed September 13, 1994. The act permits full nationwide interstate branching after June
1, 1997.  First Citizens Bancshares, Inc. and First
Citizens National Bank are located in a highly competitive market. There are presently four banks competing for deposit dollars and earning assets, two of whom are branches of large regional competitors. First
Tennessee Bank and Union Planters National Bank are two of the largest financial institutions in the state.
While First Citizens has historically maintained in excess of 50% of local market share, statistics reflect a loss of approximately 2% over the past five years by both First Citizens and First Tennessee. This is reflective of increased competition brought about by the location of two branch banks into the market place, both of whom have been bought by Union Planters National Bank.
Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First
Citizens is a forward moving bank offering products and services that are required for maintaining satisfactory customer relationships moving into the next decade and beyond. A recent market analysis completed in September, 1995 indicates a remarkably strong performance by First
Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

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

The Midtown Branch of First Citizens is located at 620
U.S. 51 By-Pass adjacent to the Green Village Shopping
Center. The building contains 1,920 square feet and has been owned by First Citizens since construction. The land on which this Branch is located, having previously been leased, was purchased during 1987. In June of 1992 an additional 1.747 acres adjoining the Midtown Branch property was purchased to accommodate future growth and expansion. During 1993, the Board of Directors made a decision to locate a branch office at 2211 St. John
Avenue near the Industrial Park, eliminating the need to expand the Midtown Branch. The 1.747 acres valued at $164,000, is now offered for sale.

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

In November, 1993 First Citizens National Bank leased space in the Wal-Mart Store #677 located at 2650 Lake
Road in Dyersburg, Tennessee to locate an Automatic
Teller Machine (ATM).  The ATM was installed in December,
1993. In January, 1995 the ATM was relocated in the newly constructed Super Wal-Mart Store at the same address.

The Ripley Branch of First Citizens National Bank, purchased January 16, 1995, is located at 292 South
Washington Street in Ripley, Tennessee (Lauderdale
County). The Branch contains approximately 1,450 square feet and was built in 1984 on a quarter acre of land.
The Ripley Branch is a full service banking facility that also offers drive-up teller and twenty four hour ATM services. On July 14, 1995 the bank purchased 1.151 acres located on Cleveland Street in Ripley, Tennessee.
The land was purchased for future expansion of the Ripley Branch.

There are no liens or encumbrances against any of the properties owned by First Citizens.

ITEM 3. LEGAL PROCEEDINGS

On June 8, 1995, William M. Boehmler resigned without notice from his position as President and Director of First Citizens Financial Plus, Inc. a brokerage subsidiary owned by First Citizens National Bank. A subsequent lawsuit was filed by First Citizens Financial
Plus, Inc. against Boehmler and the firm who employed him, J. J. B. Hilliard, W. L. Lyons, Inc., seeking compensatory and punitive damages because Boehmler took information and records allegedly belonging to the subsidiary. An injunction was issued by the circuit court prohibiting use of the information by the rival brokerage firm until the matter could be resolved. In
January, 1996, an arbitration panel of the National
Association of Securities Dealers awarded Boehmler and his current employer $134,045.87 from Financial Plus.
The arbitrators ordered Boehmler to pay Financial Plus
$9,500.00 for data reclamation costs. A letter issued by the arbitration panel stating their decision gave no reason for the ultimate outcome of the hearing. Based on advice of legal council, management made the decision not to pursue an appeal of the arbitration panel's decision.

All costs associated with the matter have been included in 1995 financial statements as required by Financial
Accounting Standards.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

During the fourth quarter of the year ending December 31, 1995, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     As of December 31, 1995 there were 640 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods. These records may not include all sales during these time periods if sales were not reported to First Citizens for transfer.

       Quarter Ended                High        Low

      March 31, 1995               $40.00     $37.40
      June 30, 1995                $42.00     $37.90
      September 30, 1995           $42.00     $41.99
      December 31, 1995            $44.00     $42.00

      March 31, 1994               $35.00     $30.00
      June 30, 1994                $35.00     $33.10
      September 30, 1994           $37.50     $35.00
      December 31, 1994            $38.00     $37.40

Dividends paid each quarter of 1995 were 30 cents per share. In addition a special dividend of 10 cents per share was paid during the fourth quarter, bringing total dividends paid per share during 1995 to $1.30. Dividends paid per share during 1994 were 26 cents per share. A special dividend of 15 cents per share was declared during the fourth quarter of 1994.

                        Dividends - 1995
              Dividend                   Quarter
              Per Share                  Declared
                 .30                        1st
                 .30                        2nd
                 .30                        3rd
                 .30                        4th
                 .10*                       4th
         Total $1.30

*Special dividend paid in fourth quarter, 1995.

Future dividends will depend on Bancshares' earnings and financial condition and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information for Bancshares effective December 31 for the years indicated.
                                    (in thousands)
                                (except per share data)

                          1995     1994      1993     1992     1991
Net Interest &
 Fee Income (5)          $ 11,311 $ 10,476 $ 10,255 $  9,770  $  9,235
Gross Interest Income(5) $ 22,426 $ 18,447 $ 17,516 $ 18,274  $ 20,427
Income From
 Continuing Operations   $  2,706 $  2,946 $  2,638 $  2,175  $  1,961

Long Term Obligations(4) $  4,652 $  4,125 $      0 $      0  $      0
Income Per Share from
Continuing Operation(1)  $   3.72 $   4.15 $   3.76 $   3.39  $   3.06
Net Income per
Common Share(2)(3)       $   3.72 $   4.15 $   3.94 $   3.39  $   3.06

Cash Dividends Declared
per Common Share(2)(3)   $   1.30 $   1.19 $    .99 $    .94  $    .89
Total Assets at
Year End                 $291,412 $256,687 $234,892 $239,897  $227,017

Allowance for Loan
 Losses as a % Loans        1.16%    1.22%    1.13%    1.26%     1.46%

Allowance for Loan
 Losses as a % of
 Non-Performing Loans     707.99%   196.75% 520.50%  967.62%   188.15%

Loans 90 Days Past Due
 as a % of Loans             .17%      .62%    .22%     .13%      .78%


(1)Restated to reflect 10% stock dividend on December 15, 1992.
(2)Restated to reflect 2.5 for 1 Stock Split on October 15, 1993.
(3)The $1.19 dividend for 1994 reflects $.26 x 4 plus a special dividend of $.15.
(4)Long Term Obligations is FHLB Borrowings matched with Loans & Investments.
(5)Reclassified 1991 to 1994 Overdraft Fee Income. It is not included on this line item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

To understand the following analysis, reference should be made to the consolidated financial statements and other selected financial data presented elsewhere in this report. For purposes of the following discussion, net interest income and net interest margins are presented on a fully taxable equivalent basis. Per share data is adjusted to reflect all stock dividends declared through December 31, 1995.

1995 was a year of planning and implementation, laying the foundation for growth and profitability for future years. In January, the purchase of our Ripley Branch was finalized, adding $8,000,000 to deposit totals and providing a physical presence in Lauderdale County, Tennessee. Total

Assets of the Ripley Branch as of 12/31/95 were $11,252,000 with a loan to deposit ratio of 25.90%. The
Industrial Park Branch opened in November, 1994 continues to expand through development of new and existing business. Total Assets at 12/31/95 were $3,162,000 with a loan to deposit ratio of 59.89%. In June, 1995 a contract was signed with Internet/Most, Reston, VA. for ATM and Point of Sale Processing. A business partnership with Internet/Most will offer First Citizens National
Bank an innovative network for electronic and remote banking services. Electronic services provided by the network are ATM and POS processing, while remote products include home banking programs using Personal Computer and Screen Phone devices as well as bill payment services.
The bank's management believes that a successful electronic/homebanking program is a key part to accomplishing strategic planning goals set for the bank's future service delivery systems. The ATM switch from Deluxe, Inc. (current ATM network provider) is expected to be completed by second quarter, 1996, with the introduction of the bank's debit card product within 90 to 120 days thereafter. The bank has selected the Visa
Check Card offered by Visa, U.S.A., Inc. as its debit
(POS) card solution. Application was made to Visa in December, 1995 and accepted in January, 1996. The Visa
Check Card is considered to be the most widely accepted debit card by consumers in todays market. Another strategic element included in the decision to add the Visa Check Card service was the selection of an online debit system. The online debit system is the most common means of communication between the bank and retailer.
When debit transactions are authorized online, funds can be automatically transferred from the customer's account eliminating preapproval risk to the bank. If funds are not available at the time of transaction approval, the transaction is void. Installation of an automated Teller
Platform, "TellerPro Plus" application purchased from Southern Data Systems, Roswell, Georgia was completed in the fourth quarter, 1995. Online Signature Verification, considered to be another critical electronic identification device, also purchased from Southern Data Systems, will be installed in the second quarter of '96. Signature Verification will reduce risk in transaction approval as well as speed up service delivery to the customer. Item and Statement Imaging was introduced to our customer base in November, 1995.

A review of 1995 operating results reflected net income of $2,705,656 or $3.72 per share compared to, $2,946,249 or $4.15 per share, and $2,763,737 or $3.76 per share, in 1994 and 1993 respectively. Net income '94 is distorted due to an after tax profit of $178,000 derived from the sale of other real estate in Madison County, Tennessee.
Excluding this profit 1995 net income and earnings per share would be more comparable to that of 1994.

Weighted Average number of shares outstanding changed from 709,434 in '94 to 726,489 in '95. Shares were issued from previously authorized unissued stock to satisfy the requirements of the Dividend Reinvestment
Plan. An increase in net interest income of approximately $4 million was accomplished despite an upward trend in the cost of funds which began in late
1994 and continued through July, 1995. Interest rates paid on deposits were reduced the third and fourth quarter of '95 causing a reduction in interest expense and improved interest margins.

Strong loan growth is evident when comparing totals at December 31, 1995 to the same time period in 1994. Total
Assets were up approximately $34 Million when the two periods are compared. During 1995, deposit and capital growth as well as maturing investments were utilized to fund loan demand.

Changes in Financial Accounting Standards

FASB NO. 114 (Accounting by creditors for impairments of loans). Effective date is fiscal years beginning after December 15, 1994. FASB 114 requires a bank to recognize impairment of a loan if the present value of expected future cash flows discounted at the loan's effective interest rate (or alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment. If the fair value used is at least equal or greater than the recorded amount, there is no impairment. Impaired loans are usually considered loans in non-accrual status, 90 days or more past due that will not pay full interest and principal due, or have been classified as a problem loan.
First Citizens National Bank has implemented procedures that capture average balances of impaired loans, interest income associated with impaired loans, and allocations made to the reserve for loan losses associated with impaired loans. There has been no material affect to Bancshares or the Bank as a result of the implementation of FASB 114.

FASB NO. 115 (Accounting for certain investments in Debt and Equity Securities). Effective January 1, 1994, the
Company adopted FASB 115 and classified securities contained in its investment portfolio according to stated specifications: Held-to-maturity (includes securities which the company has the intent and ability to hold to maturity); Trading securities (includes investment securities which are held for short-term resale); and Available-for-sale (includes all other investment securities). The cumulative effect of FASB 115 on the investment portfolio for 1994 was ($259,543) and the 1995 cumulative effect was a positive
$485,000 (net of tax).

FASB NO. 118 (Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures) amends FASB
Statement 114 to allow a creditor to use exiting methods for recognizing interest income on impaired loans.
Implementation of procedures discussed in FASB 114 includes accounting requirements for income recognition on impaired loans.

FASB NO. 119 (Disclosure about Derivative Financial
Instruments and Fair Value of Financial Instruments) amends FASB 105 (Disclosure of Information about
Financial Instruments with Off-Balance-Sheet Risk and
Financial Instruments with Concentrations of Credit
Risk), and FASB 107 (Disclosures about Fair Value of
Financial Instruments). Effective for years after December 15, 1994. Statement No. 119 requires disclosures about the amounts, nature, and terms of derivatives that are not subject to statement 105 because they do not result in off-balance-sheet risk of accounting loss. It requires banks to make a distinction between financial instruments held or issued for trading purposes and for purposes other than trading. Derivative products held in the banks investment portfolio are reported on a quarterly basis to the banks investment committee and Board of Directors. Reports presented include disclosure requirements stated in FASB 119. First Citizens National
Bank has $0 investment in derivative instruments.

FASB NO. 121 (Impairment of Long Lived Assets). FASB 121 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles, and good will related to those assets to be held and used and for long lived assets and certain identifiable intangibles to be disposed of. An impaired loss is recognized as the amount by which the carrying amount of the asset exceeds the fair market value of the assets.
FASB 121 is effective for years beginning after December
15, 1995. We do not project any material writedowns at this time.

NON-INTEREST INCOME

The following table reflects non-interest income for the years ending December 31, 1995, 1994, and 1993:

                                              December 31
                                       Change from prior year
                                            (in thousands)
                            Increase                   Increase
                     Total (Decrease)            Total(Decrease)          Total
                      1995   Amount  Percentage  1994   Amount Percentage  1993
Service Charges on
 Deposit Accounts   $1,305   $  189   16.94%    $1,116   $  36   (3.34%)  $1,080
Other Service
 Charges, Commissions
 & Fees             $  465   $ (239) (33.90%)   $  704   $ (67)  (8.69%)  $  771
Other Income        $1,053   $    2     .19%    $1,051   $ 182   20.95%   $  869
TOTAL NON-INTEREST
 INCOME             $2,720   $ (151)  (5.26%)   $2,871   $ 151    5.56%   $2,720

Non Interest Income is down by $151,000 or 5.26% when comparing 1995 to 1994 after posting a 5.56% increase in 1994 when compared to the previous year. The decrease is primarily attributed to (1) A gross profit of $297,000 resulting from the sale of the Jackson (Madison County), Tennessee property in 1994; (2) A decrease in fee income of $160,000 received from the Banks' Subsidiary, Financial Plus, Inc. The broker/dealer subsidiary has undergone a management change, following the abrupt resignation of its President in June of 1995; (Further explanation of the change is included in the legal proceedings section of this report) and (3) a reduction in insurance commissions of $52,000. A significant increase is noted in service charges on deposit accounts.
Overdraft income was reclassified from interest and fees on loans into other income for prior years and restated within the table.

NON-INTEREST EXPENSE
                                                December 31
                                         Change from prior year
                                               (in thousands)
                               Increase                Increase
                        Total (Decrease)         Total(Decrease)          Total
                         1995   Amount Percentage 1994  Amount Percentage 1993
Salaries & Employee
 Benefits               $5,172  $ 202     4.07%  $4,970 $ 220     4.63%  $4,750
Net Occupancy Expense   $  341  $  23     7.24%  $  318 $ (31)   (8.88%) $  349
Other Operating Expense $4,115  $ 593    16.84%  $3,522 $(112)   (3.08%) $3,634
TOTAL NON-INTEREST
  EXPENSE               $9,628  $ 818     7.79%  $8,810 $  77     1.06%  $8,733

Non-Interest Expense increased 7.79% when comparing 1995 to 1994 after increasing 1.06% the previous years under comparison. Salaries and benefits increased 4.07%. A comparison of assets per employee for the years 1991 through 1995 is indicated in the table below. Full time equivalent employees were 145, 150, and 149 as of 12/31/95, '94, and '93 respectively. FTE decreased inspite of employing 4 fulltime and 2 parttime employees to staff the newly acquired Ripley and Industrial Park branches and the addition of 6 Tellers On the Shelf hired during July, 1995. Tellers on the Shelf are trained in a one month training program, then utilized to fill vacancies created by absence or special projects. Assets per employee totaled $1,969,000 as of 12/31/95, compared to assets per employee for peer group banks of $1,900,000.

The upward trend in other operating expenses of 16.84% is attributed to settlement and professional fees of $261,000 incurred as a result of arbitration between Financial Plus, Inc. and William M. Boehmler and
Hilliard, Lyon, Inc.


      December 31  Assets Per Employee-FCNB  Asset Per Employee-Peer Groups
                      (in thousands)                  (in thousands)
          1995           $1,969                         $1,900
          1994           $1,695                         $1,900
          1993           $1,563                         $1,900
          1992           $1,643                         $1,900
          1991           $1,393                         $1,800

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

                                         December 31
                                       (in thousands)
                         1995              1994              1993
                  Average   Average  Average   Average Average   Average
                  Balance    Rate    Balance    Rate   Balance    Rate
Non-Interest
Bearing Demand
Deposits         $ 25,375     -    $ 24,989     -    $21,922      -

Savings Deposits $ 65,996   3.05%  $ 64,912   2.69%  $65,612    2.58%

Time Deposits    $136,631   5.91%  $111,268   4.79% $104,166    4.70%

TOTAL DEPOSITS   $228,002   4.43%  $201,169   3.52% $191,700    3.44%

Substantial growth in deposits in 1995 was the result of rising interest rates; the purchase of approximately $8 Million in deposits held by the newly acquired Ripley Branch; and deposits acquired as a result of opening both the Ripley and Industrial Park Branches. An Analysis of prior years (1994 and 1993) is reflective of customer response to a low interest rate environment and the flight to mutual funds by consumers in search of higher yields. The average rate paid on time deposits during 1995, 1994 and 1993 was 5.91%, 4.79%, and 3.44% respectively. Time deposits have escalated due to higher rates and an active officer call program established to seek deposit funds and loans. Pricing of deposit products is based on local market competition and Treasury Bill rates.

Non Interest Bearing Demand Deposit have also expanded from $21,922,000 in 1993 to $25,375,000 in 1995.
However, Securities sold under an agreement to repurchase, more commonly known as short term borrowings, totaling $19,744,966 are not included in average balances for non-interest bearing demand deposits. Additional information on "Sweep", "Repurchase Agreements" is included in the table below titled Short Term Borrowings.
The Repurchase agreement "Sweep" product is offered to large balance customers and provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment.

SHORT TERM BORROWINGS
                                               12/31/95       12/31/94
Amount outstanding-end of Period              $19,745,000   $16,950,000
Weighted Average Rate of Outstanding                4.59%         4.36%
Maximum Amount of Borrowings at Month End      18,624,000    24,533,000
Average Amounts Outstanding for Period         17,033,000    17,183,000
Weighted Average Rate of Average Amounts            4.66%         3.67%

The bank's management is continuously monitoring and enhancing the bank's product line in order to retain existing customers and to attract new customer relationships. In 1995 the "Dogwood" checking account was developed and marketed as a replacement for the "Generations Gold" checking account introduced in 1993.
The "Dogwood" account is a package account that includes
Overdraft Protection with no annual fee, no minimum balance requirement, free checks, accidental death insurance of $10,000, interest earned on a daily collected balance of $500.00 or more, and other customer benefits. Overdraft protection and Imaged Statements were also additional services offered in 1995.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First
Citizens on December 31, 1995. The overall total increased in excess of $9 million when compared to the prior year.

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER

                                              December 31
                                             (in thousands)
                                   1995                 1994
                            Amount      Percent  Amount       Percent
 Maturing in:
3 months or less           $ 3,577       13.40%  $ 3,874      22.78%

Over 3 through 6 months    $ 5,218       19.54%  $ 3,302      19.42%

Over 6 through 12 months   $ 8,710       32.62%  $ 5,550      32.64%

Over 12 months             $ 9,201       34.44%  $ 4,278      25.16%

     TOTAL                 $26,706      100.00%  $17,004     100.00%

The following table sets forth an analysis of sources and uses of funds for the years under comparison.

 SOURCES AND USES OF FUNDS
 (in thousands)
                         1995                    1994              1993
FUNDING USES       Average  Increase       Average  Increase      Average
                   Balance (Decrease)      Balance (Decrease)     Balance
                       Amount          %        Amount         %   Amount
INTEREST-EARNING
ASSETS:

Loans (Net of
Unearned Discounts
& Reserve)       $183,018 $22,764  14.21% $160,254 $18,590   13.12% $141,664

Taxable Investment
Securities       $ 59,360 $10,593  21.73% $ 48,767($10,357) (17.52%)$ 59,124

Non-Taxable
Investment
Securities       $ 10,467 $(2,817)(21.21%)$ 13,284 $ 3,484   35.55% $  9,800

Federal Funds
Sold             $  2,603 $   (84) (3.13%)$  2,687 $   300   12.57% $  2,387

Interest Earning
Deposits In
Banks            $    113 $   (43)(27.57%)$    156 $   (42) (21.21%)$    198

TOTAL INTEREST-
EARNING ASSETS   $255,561 $30,413  13.51% $225,148 $11,975    5.62% $213,173

Other Uses       $ 20,938 $   187    .91% $ 20,751 $   646    3.21% $ 20,105

TOTAL FUNDING
  USES           $276,499 $30,600  12.45% $245,899 $12,621    5.41% $233,278

INTEREST-BEARING
  LIABILITIES:
Savings
 Deposits        $ 65,996 $ 1,084   1.15% $ 64,912 $  (700)  (1.07%)$ 65,612

Time Deposits    $136,631 $25,363  22.80% $111,268 $ 7,102    6.82% $104,166

Federal Funds
Purchased and
Other Interest
Bearing
Liabilities      $ 23,613 $   967   4.27% $ 22,646 $ 1,442    6.80% $ 21,204

TOTAL INTEREST-
BEARING
LIABILITIES      $226,240 $27,414  13.79% $198,826 $ 7,844    4.11% $190,982
Demand Deposits  $ 25,375 $   386   1.55% $ 24,989 $ 3,067   13.99% $ 21,922
Other Sources    $ 24,884 $ 2,800  12.68% $ 22,084 $ 1,710    8.39% $ 20,374

TOTAL FUNDING
 SOURCES:        $276,499 $30,600  12.45% $245,899 $12,621    5.41% $233,278

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS


                                     (FIRST CITIZENS NATIONAL BANK)

                               Monthly Average Balances and Interest Rates
                                              (in thousands)
                           1995                    1994                 1993
                 Average          Average Average         Average  Average          Average
                 Balance  Interest Rate   Balance Interest  Rate   Balance  Interest Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)
        (3)     $182,997 $17,718   9.69% $160,217 $ 14,619  9.12% $141,591 $ 13,389 9.46%

Investment
Securities:

  Taxable       $ 59,360 $ 3,948   6.65% $ 48,767 $  2,978  6.11% $ 59,124 $  3,571 6.04%
  Tax Exempt
   (4)          $ 10,467 $   730   6.98% $ 13,284 $    908  6.84% $  9,800 $    677 6.91%

Interest Earning
  Deposits      $    113 $     7   6.20% $    156 $      5  3.21% $    198 $      6 3.03%

Federal Funds
Sold            $  2,603 $   158   6.07% $  2,687 $    113  4.21% $  2,387 $     75 3.14%


Lease Financing $     21 $     2   9.53% $     37 $      4 10.81% $     73 $      6 8.22%

Total Interest
 Earning Assets $255,561 $22,563   8.83% $225,148 $ 18,627  8.27% $213,173 $ 17,724 8.31%

NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks         $  9,457 $ -        -    $  8,876 $ -       -     $  8,373 $ -       -

Bank Premises and
  Equipment     $  8,699 $ -        -    $  8,008 $ -       -     $  7,859 $ -       -


Other Assets    $  2,782 $ -        -    $  3,867 $ -       -     $  3,873 $ -       -


Total Assets    $276,499 $ -        -    $245,899 $ -       -     $233,278 $ -       -


LIABILITIES AND
 SHAREHOLDERS'
  EQUITY:

INTEREST BEARING
  LIABILITIES:
Savings
  Deposits     $ 65,996 $  2,009  3.05%  $ 64,912 $ 1,746  2.69%  $ 65,612 $ 1,695  2.58%
 (5)

Time Deposits  $136,631 $  8,063  5.91%  $111,268 $ 5,335  4.79%  $104,166 $ 4,895  4.70%


Federal Funds
  Purchased and
  Other Interest
  Bearing
  Liabilities  $ 23,613 $  1,184  5.02%  $ 22,646 $   912  4.03%  $ 21,204 $   671  3.16%


Total Interest
  Bearing
  Liabilities  $226,240 $ 11,256  4.98%  $198,826 $ 7,993  4.02%  $190,982 $ 7,261  3.80%


NON-INTEREST
  BEARING
  LIABILITIES:
Demand
  Deposits     $ 25,375 $ -         -    $ 24,989 $ -         -   $ 21,922 $ -       -


Other
  Liabilities  $  1,972 $ -         -    $  1,553 $ -         -   $  1,908 $ -       -


Total
  Liabilities  $253,587 $ -         -    $225,368 $ -         -   $214,812 $ -       -


SHAREHOLDERS'
  EQUITY       $ 22,912 $ -         -    $ 20,530 $ -         -   $ 18,466 $ -       -

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
(continued)

                                          (FIRST CITIZENS
NATIONAL BANK)
                                   Monthly Average Balances and Interest Rates
                                                  (in thousands)
                         1995                    1994                        1993
                  Average          Average Average         Average  Average          Average
                  Balance  Interest Rate   Balance Interest  Rate   Balance  Interest Rate
TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY          $276,499 $ -       -     $245,899 $ -       -    $233,278  $ -       -


NET INTEREST
  INCOME          $   -    $11,307   -     $   -    $10,634   -    $   -     $10,463   -


NET YIELD ON
  AVERAGE EARNING
  ASSETS          $   -    $ -      4.43%  $   -    $ -     4.72%  $   -     $ -     4.91%

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

(5) Includes Insured Money Fund, NOW, Club Accounts, and other Savings.

VOLUME/RATE ANALYSIS
(First Citizens             1995 Compared to 1994       1994 Compared to 1993
 National Bank)               Due to Changes in:          Due to Changes in:

                                            Total                       Total
                         Average  Average  Increase    Average Average Increase
                         Volume    Rate   (Decrease)   Volume   Rate  (Decrease)

                                               (in thousands)
Interest Earned On:

   Loans                 $ 2,987 $   112   $ 3,099    $ 1,762 $  (532)  $1,230

   Taxable Investments       647     323       970       (626)    33     (593)
   Tax Exempt Investment
     Securities             (193)     15      (178)       241    (10)     231

   Interest Bearing
    Deposits with Other
     Banks                     1       1         2         (1)     0       (1)

   Federal Funds Sold and
     Securities purchased
     under agreements to
     resell                   (4)     49        45          9     29       38

   Lease Financing            (4)      2        (2)        (3)     1       (2)
TOTAL INTEREST EARNING
     ASSETS              $ 3,434  $  502   $ 3,936    $ 1,382$  (479)  $  903

Interest Paid On:
   Savings Deposits           29     234       263        (18)    69       51
   Time Deposits           1,215   1,513     2,728        334    106      440
   Federal Funds Purchased
     and Securities Sold
     Under Agreement to
     Repurchase               39     233       272         46    195      241
TOTAL INTEREST BEARING
     LIABILITIES         $ 1,283 $ 1,980   $ 3,263    $   362$   370   $  732
    INTEREST EARNINGS    $ 2,151 $(1,478)  $   673    $ 1,020$  (849)  $  171

A summary of average interest earning assets and interest bearing liabilities is set forth in the preceding table together with average yields on the earning assets and average cost on the interest bearing liabilities. Total interest earning assets increased 13.51% and 5.62% when comparing 1995 to 1994 and 1993.
Total interest bearing liabilities increased 13.79% and 4.11% when comparing 1995, 1994 and 1993 respectively. Total interest earning assets averaged $255,561,000 at an average rate of 8.83% while total interest bearing liabilities averaged $226,240,000 at an average rate of 4.98%. Net yield on average earning assets (annualized) was 4.43%, 4.72%, and 4.91% for the years of '95, '94, and '93, reflecting an upward swing in interest rates beginning in 1994 and continuing in 1995. Maintaining interest rate margins achieved in prior years proved more difficult in '95 due to higher rates paid on deposits. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

LOAN PORTFOLIO ANALYSIS

COMPOSITION OF LOANS
                                          December 31
                                      (in thousands)
                         1995       1994     1993      1992      1991
Real Estate Loans:
Construction            $ 12,954  $ 10,511  $  7,675  $  5,272 $  4,879
Mortgage                $107,844  $ 97,310  $ 87,314  $ 79,376 $ 76,500

Commercial, Financial
and Agricultural Loans  $ 45,061  $ 38,843  $ 35,626  $ 33,931 $ 33,089

Installment Loans to
Individuals             $ 23,718  $ 19,117  $ 15,901  $ 15,077 $ 15,901

Other Loans             $  2,329  $  3,000  $  2,806  $  2,005 $  2,697

TOTAL LOANS             $191,906  $168,781  $149,322  $135,661 $133,066

CHANGES IN LOAN CATEGORIES

             December 31, 1995 as compared to December 31, 1994
                               (in thousands)

                         Amount of Increase            % of Increase

Loan Category               (Decrease)                  (Decrease)

Real Estate                  $12,977                      12.04%

Commercial, Financial
  and Agricultural           $ 6,218                      16.01%

Installment Loans to
 Individuals                 $ 4,601                      24.07%

Other Loans                  $  (671)                    (22.37%)

TOTAL LOANS                  $23,125                      13.71%


Diversification of the loan portfolio is a strategic goal of the bank and a requirement of loan policy. Total loans at 12/31/95 were $191,906 consisting of $120,798,000 Mortgage and Construction, $45,061,000 Commercial Financial and Agricultural, $23,718,000
Installment Loans to Individuals, and $2,329,000 other loans. A comparison of growth of the loan portfolio indicates the largest percentage of growth is centered in the Real Estate category.
Mortgage and construction loan totals increased $12.9 Million, $12.7 Million, and $10.3 Million when comparing 1995, 1994 and 1993.
The upward trend is attributed to substantial growth in both population and number of households recorded in Dyer County over the past decade. First Citizens is located in the Dyersburg/Dyer County
Trade Area, having a population of 40,000. The entire trade area has outpaced both the state and the nation in per capita personal income growth since the early 1980's. The State of Tennessee projects that per capita income in the area will be greater than the national average by the year of 2000. The mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing of 40.5%. Dyer County's unemployment rate at quarter end was 4.4% up from April, 1995 at 3.8%, but significantly less than the State of Tennessee's rate of 5.5%. Based on a market study completed during the second quarter of 1995, First Citizens National Bank was the bank of choice for providing financing for personal residence of new and existing customers. The loan portfolio is made up of quality loans, and is well diversified with no concentrations of credit in any one industry. A reduction was made in the provision to loan losses despite loan growth due to a continued reduction in problem and watch loans. Problem loans totaled $2,783,975 at 12/31/95, while watch loan total was slightly above $200,000. Total non-performing loans were .59% of total portfolio, at 12/31/95 compared to .69% for peer group banks. Experience of the lending staff and adherence to policy lends a comfort level to the portfolio that supports the Loan Loss Allowance at the present level.

The book value of repossessed real property held by Bancshares was $935,000 at 12/31/95 and $1,119,000 at 12/31/94. The balance was significantly reduced as a result of the sale of property in December, 1993 valued at $1,055,000. The only property held on the books of Bancshares is a strip shopping center valued at $689,000. The remaining balance held in repossessed real property represents real estate held by First Citizens National Bank with exception to property purchased for expansion of the Branch located on Highway
51 ByPass valued at $164,000. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

Real Estate        Various (see discussion)    Various (see discussion)
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

Diversification of the banks' real estate portfolio is a necessary and desirable goal of the bank's real estate loan policy. In order to achieve and maintain a prudent degree of diversity, given the composition of the bank's market area and the general economic state of the market area, the bank will strive to maintain a real estate loan portfolio diversification based upon the following:

 .   Agricultural loans totaling in the aggregate no more than 20%
    of the Bank's total loans.

 .   Land acquisition and development loans totaling in the
    aggregate no more than 10% of the Bank's total loans.

 .   Commercial construction loans totaling in the aggregate no more than 10% of the Bank's total loans.

 .   Residential construction loans totaling in the aggregate no more than 10% of the Bank's total loans.

 .   Residential mortgage loans totaling in the aggregate no more than 40% of the Bank's total loans.

 .   Commercial loans totaling in the aggregate no more than 30%
    of the Bank's total loans.

It is the policy of FCNB that no real estate loan will be made (except in accordance with the provisions for certain loans in excess of supervisory limits provided for hereinafter) that exceed the loan-to-value percentage limitations ("LTV limits") designated by category as follows:

     Loan Category                           LTV Limit

    Raw Land                                    65%
    Land Development or Farmland                75%
    Construction:
       Commercial, multi-family, and
       other non-residential                    80%
       1-to-4 family residential                80%
    Improved Property                           80%
    Owner-occupied 1-to-4 family
       and home equity                          80%

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

On occasion, the Loan Committee may entertain and approve a request to lend sums in excess of the LTV limits as established by policy, provided that:

 .   The request is fully documented to support the fact that
    other credit factors justify the approval of that particular loan as an exception to the LTV limit;

 .   The loan, if approved, is designated in the Bank's records and reported as an aggregate number with all other such loans approved by the full Board of Directors on at least a quarterly basis;

 .   The aggregate total of all loans so approved, including the extension of credit then under consideration, shall not exceed 50% of the Bank's total capital; and

 .   Provided further that the aggregate portion of these loans in excess of the LTV limits that are classified as commercial, agricultural, multi-family or non-1-to-4 family residential property shall not exceed 30% of the Bank's total capital.

Amortization Schedules: Every loan must have a documented repayment arrangement. While reasonable flexibility is necessary to meet the credit needs of the Bank's customers, in general all loans should be repaid within the following time frames:

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

The average yield on loans of First Citizens National Bank for the years indicated are as follows:

         1995 -  9.69%
         1994 -  9.12%
         1993 -  9.46%
         1992 - 10.05%
         1991 - 11.34%

The aggregate amount of unused guarantees, commitments to extend credit and standby letter of credit was $27,713,000 at 12/31/95.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                           Due after
                          Due in one       one year but         Due after
                          year or less     within five years    five years
                                            (in thousands)

Real Estate                 $26,108            $80,662           $14,028

Commercial, Financial
 and Agricultural           $26,572            $14,187           $ 4,302

All Other Loans             $ 5,530            $20,314           $   203

  TOTALS                    $58,210           $115,163           $18,533

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $110,683
Interest Rates are Floating or Adjustable             $ 23,013

The degree of interest rate risk that a bank is subject to can be controlled through a well managed asset/liability management program. First Citizens controls interest rate risk by matching assets and liabilities, (by employing interest-sensitive funds in assets that are also interest sensitive). One tool used to ensure market rate return is variable rate loans. Loans totaling
$81,223,000 or 42% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. Loan maturities in the one to five year category increased from $101,979, at 12/31/94 to $115,163,000 at 12/31/95 as a result of customer demand to lock in fixed rates for a longer period of time. The trend exhibited by consumers in recent years to lock in interest rates is projected to continue in 1996.

NON-PERFORMING LOANS

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties (First Citizens National Bank)
                                               December 31
                                              (in thousands)

                               1995      1994     1993     1992    1991
Nonaccrual Loans              $  836    $  945    $1,079   $1,743  $2,058
Restructured Loans                 0         0         0        0       0
Foreclosed Property
  Other Real Estate,             111       148        98      550     884
  Other Repossessed Assets         0         0         0        0       0
Loans and leases 90 days
  Past due and still
  accruing interest           $  313    $1,044    $  322    $ 176  $1,029
Total Nonperforming Assets    $1,260    $2,137    $1,499   $2,469  $3,971
Nonperforming assets as a
  percent of loans and
  leases plus foreclosed
  property at end of year       .66%     1.27%     1.01%    1.82%   2.97%
Allowance as a percent of:
  Nonperforming assets       175.88%    96.12%   111.81%   68.98%  48.76%
Gross Loans                    1.16%     1.22%     1.12%    1.27%   1.46%
Addition to Reserve as a
  percent of Net
  Charge-Offs                180.20% 1,675.00%    93.69%   63.82% 103.86%
Loans and leases 90 days
  past due as a percent of
  loans and leases at year
  end                           .17%      .62%      .22%     .13%    .78%
Recoveries as a percent of
  Gross Charge-Offs           44.66%    87.10%    28.79%   36.17%  26.64%

Non Performing Assets continued in a downward trend when reviewing the years under comparison. Total Non Performing Assets were $1,260,000 as of 12/31/95 compared to $2,137,000 at year end in
1994. Non performing Assets as a percent of loans was .66% compared to 1.27% in '94 and .62% for peer group banks. Continued improvements reflected in the financial ratios are indicative of well communicated loan policies and procedures. Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The banks' policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection.
For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by it contractual term. A debt is well secured if it is secured (1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the twelve months ending 12/31/95 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $81,000. Interest income on loans reported as ninety days past due and on interest accrual status was $30,000 for 1995. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". First Citizens has no Restructured Loans for the period being reported.


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


LOAN LOSS EXPERIENCE & RESERVE FOR LOAN LOSSES (in thousands)

                           1995      1994      1993      1992     1991
Average Net Loans
Outstanding            $183,018  $160,254  $141,664   $134,514  $134,230
Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  2,054  $  1,676  $  1,703   $  1,936  $  1,914
Loan Charge-Offs       $   (365) $   (186) $   (601)  $ (1,009) $   (777)
Recovery of Loans
Previously Charged Off $    163  $    162  $    173   $    365  $    207

Net Loans Charged Off  $   (202) $    (24) $   (428)  $   (644) $   (570)

Additions to Reserve
Charged to Operating
Expense                $    364  $    402   $    401  $    411  $    592
Balance at End of
Period                 $  2,216  $  2,054   $  1,676  $  1,703  $  1,936

Ratio of Net Charge-
Offs to Average Net
Loans Outstanding          .11%      .01%       .30%      .48%      .43%

The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years. The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the quarter just ended consisted of (1) Loans charged off of $202,000 (2) Recovery of loans previously charged off $163,000 and (3) Additions to reserves totaling $364,000.

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

Identification of impaired loans from non-performing assets as well as bankrupt and doubtful loans is paramount to the reserve analysis. Special allocations shall support loans found to be collateral or interest cash flow deficient. In addition an allowance shall be determined for pools of loans including all other criticized assets as well as small homogeneous loans managed by delinquency. In no circumstance shall the reserve fall below 1% of total loans less government guarantees. The following is a sample of information analyzed quarterly to determine the allowance for loan losses.

LOAN LOSS ALLOWANCE ANALYSIS

          AVERAGE         AVERAGE         PERCENT   CURRENT  RESERVE
          LOSS 3 YRS.     BALANCE 3 YRS.            BALANCE  REQUIRED

  I. CREDIT      $         GROSS  $             %     $         $
     CARDS

 II. INSTALL.    $         NET    $             %     $         $
     LOANS

III. IMPAIRED WITH ALLOCATIONS                        $         $
     IMPAIRED WITHOUT ALLOCATIONS                     $         $
                                        ALLOWANCE
 IV. DOUBTFUL                            50.00%       $         $
     SUBSTANDARD                         10.00%
     WATCH                                5.00%
     OTHER LOANS NOT LISTED PREVIOUSLY     .75%
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

     LOSS EXPERIENCE III & IV
        (AVERAGE LAST 3 YEARS)               .%  OR  $

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

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/96 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural            $125,000
  Real Estate-Construction                               0
  Real Estate-Mortgage                              50,000
  Installment Loans to individuals & credit cards   75,000
  Lease financing                                        0

            01/01/96 through 12/31/96   Total     $250,000

The following table will identify charge-offs by category for the periods ending December 31 as indicated:

                                             Year Ending December 31
                                                  (in thousands)
                                          1995         1994       1993
Charge-offs:
 Domestic:
  Commercial, Financial & Agricultural  $   54       $   32      $ 415

  Real Estate-Construction                   0            0          0

  Real Estate-Mortgage                     113           22         27

  Installment Loans to individuals
   & credit cards                          198          132        159

  Lease financing                            0            0          0
                    Total               $  365       $  186      $ 601

Recoveries:
 Domestic:
  Commercial, Financial & Agricultural  $   38       $   30      $  53
  Real Estate-Construction                   0            0          0
  Real Estate-Mortgage                      19           12         11
Installment Loans to individuals
   & credit cards                          106          120        109
  Lease financing                            0            0          0

                               Total    $  163       $  162      $ 173

Net Charge-offs                         $  202       $   24      $ 428


COMPOSITION OF INVESTMENT SECURITIES
                                              December 31
                                             (in thousands)

                               1995     1994     1993     1992    1991
U. S. Treasury &
 Government Agencies         $59,462  $47,042  $42,502  $59,019  $50,919

State & Political
 Subdivisions                $10,776  $10,883  $12,774  $ 9,300  $ 3,239

All Others                   $ 3,654  $ 4,801  $ 5,471  $ 6,129  $ 4,944

                  TOTALS     $73,892  $62,726  $60,747  $74,448  $59,102

MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 1995
                                   (in thousands)

                                  Maturing          Maturing      Maturing
                 Maturing      After One Year    After Five Years   After
              Within One Year Within Five Years Within Ten Years  Ten Years
              Amount Yield    Amount   Yield     Amount   Yield Amount Yield
U. S. Treasury
and Government
Agencies     $ 4,153  6.69%  $35,871   6.32%   $12,882  6.82%  $6,556  6.75%

State and
Political
Subdivisions* $   223  5.57%  $ 7,304   6.59%  $ 2,657  6.86%  $  592  7.57%

All Others    $   744  6.87%  $   501   6.00%  $ 2,409  5.50%    ----  ---

TOTALS        $ 5,120  6.67%  $43,676   6.36%  $17,948  6.65%  $7,148  6.83%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

HELD TO MATURITY & AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 1995

                                      Held to Maturity  Available for Sale
                                                    (in thousands)
                                        Amortized  Fair  Amortized  Fair
                                          Cost     Value   Cost     Value

U.S. Treasury Securities                 3,020     3,020  10,033   10,241
U.S. Government Agency & Corporation
  obligations (exclude mortgage-backed
  securities):
  Issued by U.S. Govt. Agencies (2)        200       200       0        0
  Issued by U.S. Govt.-Sponsored
      Agencies (3)                      20,484    20,755  16,055   16,560
Securities issued by states & political
  subdivisions in the U.S.:
  General Obligations                    3,953     3,967   3,474    3,486
  Revenue Obligations                    2,616     2,616     716      721
  Industrial development &
   similar obligations                       0         0       0        0
Mortgage-backed Securities (MBS):
  Pass-through securities:
   Guaranteed by GNMA                      448       462   1,072    1,101
   Issued by FNMA & FHLMC                1,088     1,101     435      445
   Other pass-through securities             0         0       0        0
  Other mortgage-backed securities
   (include CMOs, REMICs and stripped
   MBS):
   Issued or guaranteed by FNMA & FHLMC
    or GNMA                              1,143     1,139   4,724    4,731
   Collateralized by MBS
    issued or guaranteed by
    FNMA, FHLMC or GNMA                      0         0       0        0
   All other mortgage-backed securities      0         0       0        0
Other Debt Securities:
  Other domestic debt securities           995       999     250      252
  Foreign debt securities                    0         0       0        0
Equity Securities:
  Investments in Mutual Funds                0         0       0        0
  Other equity securities with readily
    determinable fair values                 0         0     749      780
  All other equity securities (1)            0         0   1,628    1,628
Total                                   33,947    34,259  39,136   39,945

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

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public funds deposits. Investment activity for 1995 was directed by strong loan demand and Financial Accounting Standard No. 115 (further explanation is contained within this section as well footnotes included in the Auditors Report) which addresses Accounting in Certain Investments in Debt and Equity Securities. The investment portfolio, which currently totals $73,892,000, is comprised of U. S. Treasury and U. S. Agency Obligations of $59,462,000, Municipal Obligations of $10,776,000, and all other investments totaling $3,654,000. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

The fixed rate holdings currently have an expected average life of 2.6 years. It is estimated that this average life would extend to 3.2 years should rates go up by 100 basis points and 3.5 years if rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points, the average life would decrease to 2.4 years.

In terms of price sensitivity, we estimate that if rates go up
100 basis points the market value of the portfolio would fall by 2.5%, while rates up 200 basis points would impact the market value by a negative 5.4%. This is equal to the price sensitivity of the 3-year Treasury bond, which is consistent with the current average life of the portfolio. If rates go down 100 basis points, we estimate that the market value would increase by 2.2%.

The adjustable rate holdings all reprice on an annual or more frequent basis and currently have an average life of 7.2 years.
Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolios for Held-to-Maturity, Available for Sale, and Trading Account Investments. As of 12/31/95 approximately 54 percent of the banks total portfolio was placed in the Held For Sale Account while the remaining 46 percent is contained in the Held to Maturity
Account. FASB 115 also requires banks to mark to market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to Maturity account investments are stated at amortized cost on the balance sheet. Mark to market resulted in a positive capital entry of $745,000 as reflected on the 12/31/95 balance sheet. Mark to market impact to capital on 12/31/94 was a negative $259,543. All purchase and sale transactions in 1995 were made in accordance with specifications set forth in FASB 115.
During the fourth quarter of 1995 transfers were made from the Held to Maturity account to the Held for Sale account to provide for future liquidity. The Financial Accounting Standards Board provided a grace period under FASB 115 from November 15 thru December 31, 1995 to allow banks to reclassify investments contained in the three portfolios. The trading account at 12/31/95 maintained a zero balance. First Citizens has not engaged in Derivative activities as defined by paragraphs 5 thru 7 of FASB 119.

Maturities in the portfolio are made up of 6.9% within one year, and 59.1% maturing after one year and within five years. Policy provides for 20% maturities on an annual basis. Maturities on future investment purchases will be structured to meet loan demand as well as projected changes in interest rates.

Gains/Losses reflected in year-end income statements attributable to trading account securities:

   Year Ended
     12/31       Gains        Losses           Net

     1995      $     0.00   $     0.00     $     0.00
     1994      $     0.00   $     0.00     $     0.00
     1993      $     0.00   $     0.00     $     0.00

The following table allocates by category unrealized Gains/Losses within the portfolio as of December 31, 1995 (in thousands):

                                 Unrealized              Net
                              Gains        Losses    Gains/Losses

U.S. Treasury
  Securities                $   220        $   12       $   208

Obligations of U.S.
  Government Agencies
  and Corporations          $   986        $  138       $   848

Obligations of States
  and Political
  Subdivisions              $    65        $   35       $    30

Federal Reserve and
  Corporate Stock           $    35        $    0       $    35

TOTALS                      $ 1,306        $  185       $ 1,121

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risk. Liquidity which is determined by a comparison of net liquid assets to net liabilities remains between 10% and 15%.
The stability of our deposit base, sound asset/liability management, a strong capital base and quality assets assure adequate liquidity.
Loan to deposit ratio at 12/31/95 was 80%. Two factors primarily affecting liquidity in '95, was loan demand in excess of budget projections and customer demand to lock in low interest rates for longer periods of time. Solid deposit growth centered primarily in time deposits provided a steady source of funds to meet liquidity needs. During the last half of '94 interest rates started to climb upward, causing consumers to move funds from Annuities and Mutual Funds into bank certificates of deposits. Asset growth was in excess of 11% for 1995. Other sources available to meet liquidity needs were (1) approved lines of credit with Federal Home Loan Bank and correspondent banks totaling $19 Million (2) Loans and investments in excess of $86,343,000 maturing within one year and (3) approximately 53% of the banks' total investments placed in the held-for-sale account. As of year end approximately $5 Million was drawn on approved lines of credit. The borrowings were maturity matched with loans and investments on the books of the bank.

There are no known trends or uncertainties that are likely to have a material affect on First Citizens liquidity or capital resources. There currently exists no recommendations by regulatory authorities which if implemented, would have such an affect. There are no matters of which management is aware that have not been disclosed.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more sensitive than long-term investment securities and fixed rate loans. The shorter term interest sensitive assets and liabilities are the key to measurement of the interest sensitivity gap. Minimizing this gap is a continual challenge and a primary objective of the asset/liability management program.

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset/Liability Management Policy provides that the cumulative gap as a percent of assets shall not exceed 10% for categories up to 12 months and one to two year categories and 20% for categories in excess of two years. As evidenced by the following table, our current position is significantly below this level, with annual income exposure determined to be less than the $150,000 limitation established by policy.

                               CONDENSED GAP REPORT
12/31/95                         CURRENT BALANCES
                                   (in thousands)

                                    DAILY     0-1        1-2     2-3          3-6     6-12
                         TOTAL    FLOATING   MONTHS     MONTHS  MONTHS       MONTHS MONTHS
CASH AND DUE FROM:
CURRENCY AND COIN         2,711       -          -          -        -            -      -
DUE FROM BANKS            1,801       -          -          -        -            -      -
CASH ITEMS                6,524       -          -          -        -            -      -
MONEY MARKET                 63      63          -          -        -            -      -

TOTAL CASH & DUE FROM    11,099      63          -          -        -            -      -

INVESTMENTS              72,793   3,845        227        227      227        5,078  1,488

TOTAL INVESTMENTS        72,793   3,845        227        227      227        5,078  1,488

LOANS:
COMMERCIAL FIXED        140,151       -      3,951      4,084    2,705        6,863 12,124
COMMERCIAL VARIABLE      43,611  43,611          -          -        -            -      -
HOME EQUITY LOANS         4,701   4,701          -          -        -            -      -
SEC MORTGAGE                280     280          -          -        -            -      -
CREDIT CARDS              1,793       -          -          -        -            -  1,793
FACTORING REC               226       -        226          -        -            -      -
OVERDRAFTS                  308     308          -          -        -            -      -
NON-ACCRUAL LOANS           836       -          -          -        -            -      -
TOTAL LOANS             191,906  48,900      4,177      4,084    2,705        6,863 13,917
LOAN LOSS RESERVE         2,216       -          -          -        -            -      -

NET LOANS               189,690  48,900      4,177      4,084    2,705        6,863 13,917

FED FUNDS SOLD            1,850   1,850          -          -        -            -      -

TOTAL FED FUNDS SOLD      1,850   1,850          -          -        -            -      -

TOTAL EARNING ASSETS    264,333  54,595      4,404      4,311    2,932       11,941 15,405
OTHER ASSETS:
BUILDING, F&F & LAND      8,826       -          -          -        -            -      -
OTHER REAL ESTATE           111       -          -          -        -            -      -
OTHER ASSETS              4,478       -          -          -        -            -      -

TOTAL OTHER ASSETS       13,415       -          -          -        -            -      -

TOTAL ASSETS            288,847  54,658      4,404      4,311    2,932       11,941 15,405

DEMAND DEPOSITS:
BANKS                        39       -          -          -        -            -      -
DEMAND DEPOSITS          26,210       -          -          -        -            -      -

TOTAL DEMAND             26,249       -          -          -        -            -      -

SAVINGS ACCOUNTS:
REGULAR SAVINGS          18,326       -          -          -        -            -      -
NOW ACCOUNT              25,823       -          -          -        -            -      -
BUSINESS CHECKING            67       -         67          -        -            -      -
IMF-MMDA                 11,697       -          -     11,697        -            -      -
HIGH YIELD ACCOUNT        9,462       -          -      9,462        -            -      -
DOGWOOD CLUB              4,940       -          -          -        -            -      -

TOTAL SAVINGS            70,315       -         67     21,159        -            -      -

                     CONDENSED GAP REPORT
12/31/95               CURRENT BALANCES
                        (in thousands)
                          1-2      2+
                         YEARS    YEARS
CASH AND DUE FROM:
CURRENCY AND COIN            -    2,711
DUE FROM BANKS               -    1,801
CASH ITEMS                   -    6,524
MONEY MARKET                 -        -

TOTAL CASH & DUE FROM        -   11,036

INVESTMENTS              16,040  45,661

TOTAL INVESTMENTS        16,040  45,661

LOANS
COMMERCIAL FIXED         19,916  90,508
COMMERCIAL VARIABLE           -       -
HOME EQUITY LOANS             -       -
SEC MORTGAGE                  -       -
CREDIT CARDS                  -       -
FACTORING REC                 -       -
OVERDRAFTS                    -       -
NON-ACCRUAL LOANS             -     836
TOTAL LOANS              19,916  91,344
LOAN LOSS RESERVE             -   2,216

NET LOANS                19,916  89,128

FED FUNDS SOLD                -       -

TOTAL FED FUNDS SOLD          -       -

TOTAL EARNING ASSETS     35,956 134,789

OTHER ASSETS:
BUILDING, F&F & LAND          -   8,826
OTHER REAL ESTATE             -     111
OTHER ASSETS                  -   4,478

TOTAL OTHER ASSETS            -  13,415

TOTAL ASSETS             35,956 159,240

DEMAND DEPOSITS:
BANKS                         -      39
DEMAND DEPOSITS               -  26,210

TOTAL DEMAND                  -  26,249

SAVINGS ACCOUNTS:
REGULAR SAVINGS               -  18,326
NOW ACCOUNT                   -  25,823
BUSINESS CHECKING             -       -
IMF-MMDA                      -       -
HIGH YIELD ACCOUNT            -       -
DOGWOOD CLUB                  -   4,940

TOTAL SAVINGS                 -  49,089

                                           CONDENSED GAP REPORT
12/31/95                                     CURRENT BALANCES
                                              (in thousands)

                                    DAILY     0-1        1-2     2-3          3-6     6-12
                         TOTAL    FLOATING   MONTHS     MONTHS  MONTHS       MONTHS MONTHS
TIME DEPOSITS:
FLEX-CD                  93,333       -      7,774      5,000    6,274       20,993 19,406
LARGE CD-FLEX            26,706       -      1,484        764    1,329        5,218  8,710
IRA-FLOATING                177     177          -          -        -            -      -
IRA-FIXED                20,425       -        573        947      747        1,588  2,664
CHRISTMAS CLUB               73       -          -          -        -            -     73

TOTAL TIME              140,714     177      9,831      6,711    8,350       27,799 30,853

TOTAL DEPOSITS          237,278     177      9,898     27,870    8,350       27,799 30,853

SHORT TERM BORROWINGS:
TT&L                        181     181          -          -        -            -      -
SECURITIES SOLD-SWEEP    11,566  11,566          -          -        -            -      -
SECURITIES SOLD-FIXED     8,179       -      1,266      2,259    1,081        2,290      -
FHLB-LIBOR INVESTMENT     2,407   2,407          -          -        -            -      -
FHLB-LONG TERM            2,245       -          -          -        -            -      -

TOTAL SHORT TERM BORR.   24,578  14,154      1,266      2,259    1,081        2,290      -

OTHER LIABILITIES:
ACCRUED INT. PAYABLE      2,092       -          -          -        -            -      -
OTHER LIABILITIES           287       -          -          -        -            -      -

TOTAL OTHER LIABILITIES   2,379       -          -          -        -            -      -

TOTAL LIABILITIES       264,235  14,331     11,164     30,129    9,431       30,089 30,853

CAPITAL:
COMMON STOCK              2,000       -          -          -        -            -      -
SURPLUS                   4,000       -          -          -        -            -      -
UNREALIZED GAIN (LOSSES)    485       -          -          -        -            -      -
UNDIVIDED PROFITS        18,127       -          -          -        -            -      -

TOTAL CAPITAL            24,612       -          -          -        -            -      -

TOTAL LIAB'S & CAPITAL  288,847  14,331     11,164     30,129    9,431       30,089 30,853

GAP (SPREAD)                  -  40,327     -6,760    -25,818   -6,499      -18,148-15,448
GAP % TOTAL ASSETS            -   13.96      -2.34      -8.94    -2.25        -6.28  -5.35
CUMULATIVE GAP                -  40,327     33,567      7,749    1,250      -16,898-32,346
CUM. GAP % TOTAL ASSETS       -   13.96      11.62       2.68      .43        -5.85  11.20
SENSITIVITY RATIO             -    3.81       2.32       1.14     1.02          .82    .74

                          CONDENSED GAP REPORT
12/31/95                    CURRENT BALANCES
                             (in thousands)

                          1-2       2+
                         YEARS     YEARS
TIME DEPOSITS:
FLEX-CD                  28,593    5,293
LARGE CD-FLEX             5,101    4,100
IRA-FLOATING                  -        -
IRA-FIXED                 5,082    8,824
CHRISTMAS CLUB                -        -

TOTAL TIME               38,776   18,217

TOTAL DEPOSITS           38,776   93,555

SHORT TERM BORROWINGS:
TT&L                          -        -
SECURITIES SOLD-SWEEP         -        -
SECURITIES SOLD-FIXED     1,003      280
FHLB-LIBOR INVESTMENT         -        -
FHLB-LONG TERM                -    2,245

TOTAL SHORT TERM BORR.    1,003    2,525

OTHER LIABILITIES:
ACCRUED INT. PAYABLE          -    2,092
OTHER LIABILITIES             -      287

TOTAL OTHER LIABILITIES       -    2,379

TOTAL LIABILITIES        39,779   98,459

CAPITAL:
COMMON STOCK                  -    2,000
SURPLUS                       -    4,000
UNREALIZED GAIN (LOSSES)             485
UNDIVIDED PROFITS             -   18,127

TOTAL CAPITAL                 -   24,612

TOTAL LIAB'S & CAPITAL   39,779  123,071

GAP (SPREAD)             -3,823   36,169
GAP % TOTAL ASSETS        -1.32    12.52
CUMULATIVE GAP          -36,169        -
CUM. GAP % TOTAL ASSETS  -12.52        -
SENSITIVITY RATIO           .78     1.00

                     NOTES TO THE GAP REPORT

1. This gap report reflects interest sensitivity positions during a flat rate environment. Time frames could change if rates rise or fall.

2.    Repricing over-rides maturity in various time frames.

3. Demand deposits are placed in the last time frame due to lack of interest sensitivity. Demand deposits are considered core deposits.

4. Savings accounts are placed in the +2 year time frame. In a flat rate environment, savings accounts generally do not reprice or liquidate. Savings deposits tend to be price sensitive, after a major increase in the 6 month CD rate. These accounts are placed in the +2 year time frame as opposed to variable based on past historical trends. Savings accounts are considered core deposits.

5. The policy for cumulative gap positions at FCNB are: Intervals less than 1 year 4% - 10%, and the period of 1 - 5 years 4% - 20%. Approximately 40% - 50% of CD customers have maturities of 6 months or less. The banks net interest income exposure limit is $150,000. Net interest income exposure as a percent of unimpaired capital is .76%. Currently, the bank's exposure is less than limits established by policy.

6. Effective GAP management ensures minimal impact to net interest income in a volatile interest rate environment. Financial markets are strained by rapid changes in rates, whether up or down. When rates rise rapidly, net Interest margins are squeezed. Rapidly decreasing rates have the potential to excessively stimulate loan demand, placing pressure on the bank's liquidity position.

RETURN ON EQUITY AND ASSETS
FIRST CITIZENS BANCSHARES, INC.
                                    1995     1994   1993    1992   1991
Percentage of Net Income to:
Average Total Assets                1.00%   1.20%   1.17%    .95%   .89%
Average Shareholders Equity        10.60%  12.93%  13.48%  11.79% 11.65%
Percentage of Dividends Declared
 Per Common Share to Net Income
 Per Common Share                  35.56% 29.23%  25.62%  27.67%  28.86%

Percentage of Average Shareholders'
 Equity to Average Total Assets     9.32%  9.27%   8.71%   8.07%   7.60%

Return on Assets at 12/31/95 posted levels slightly below those reached at 12/31/94. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth over the past twelve months coupled with rising rates paid on interest bearing deposits had a significant impact on earnings the first half of '95. A comparison of total assets at 12/31/95 reflects asset growth of $34.7 Million or 11.9% when compared to 12/31/94. Operating expenses increased due to the addition of two branch banks opened in November, 1994 and January, 1995 as well as the installation cost of Item Capture and Statement Imaging software and a Teller Platform System.

The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing quality customer service.
The Bank's management and employees are rewarded with incentive compensation based on the level of ROA achieved at year end. A return on assets of 1.25% or above is required if maximum benefits are to be realized.

Total Shareholder's equity (Including Loan Loss Reserve) of First
Citizens Bancshares, as of 12/31/95 was $27,103,237 compared to $23,878,748 at 12/31/94.

Percentage of dividends declared per common share to net income per common share has trended upward since 1993. Number of shares outstanding continues to increase as a result of stock issued on a quarterly basis to service the Dividend Reinvestment Program. A stock repurchase program, approved by the Board of Directors in 1994 for the purpose of acquiring shares on the open market to service the Dividend Reinvestment Program continues to be ineffective. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under the terms of the repurchase program, the company will repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come, first served basis.
 An optional stock purchase program allowing shareholders to purchase up to $5,000 in Bancshares stock in any calendar quarter was discontinued at the end of first quarter '95 because of the lack of availability of stock to service the program.

Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

CAPITAL RESOURCES/TOTAL ASSETS - YEAR-END TOTALS
FIRST CITIZENS BANCSHARES, INC.

1995       1994       1993      1992      1991

9.30%      9.30%      9.24%     8.05%     7.75%

Cash Dividends to Shareholders for 1995, 1994, and 1993 respectively were $1.30, $1.19, and $0.99. Total shares outstanding was 733,399, 714,824, and 700,656 at 12/31/95, '94 and '93. An Amendment to the Articles of Association ratified by the Shareholders in April, 1993 approved an increase in number of shares authorized from 750,000 to 2,000,000. In September, 1993 a 2.5 for l stock split on the Common Capital Stock of Bancshares was declared to holders of record as of October 15, 1993.
The number of shares outstanding increased proportionately with changes to the capital account. In addition a 10% stock dividend was declared payable December 15, 1992 which provided for issuance of one share of stock for each 10 shares owned, with payment of fractional shares being made in cash. 25,158 shares were issued as a result of the dividend.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. The minimum risk-based capital ratio is 8.00%. At least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual preferred stock and minority interests in consolidated subsidiaries.

Tier 2 Capital/Supplementary capital consists of the allowance for loan and lease losses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments.

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio for Bancshares and First Citizens National Bank as of 12/31/95 and 12/31/94 was 14.05 percent and 14.06 percent respectively, significantly above the 8.0 percent level required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           Independent Auditors' Report

Board of Directors
First Citizens Bancshares, Inc.
Dyersburg, Tennessee  38024



We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and Subsidiary as of December 31, 1995 and 1994, and their results of operations and cash flows for the three years ended December 31, 1995, in conformity with generally accepted accounting principles.



Dyersburg, Tennessee
January 27, 1996


                     Carmichael, Dunn, Creswell & Sparks CPAs

                       FIRST CITIZENS BANCSHARES, INC.,
                             AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1995 and 1994

                                                            1995         1994
    ASSETS
Cash and due from banks - Note 13                      $11,694,413  $ 9,784,155
Federal funds sold                                       1,850,000    2,900,000
  Investment securities - Notes 1 and 2
  Securities held-to-maturity (fair value of $34,258,371
  at December 31, 1995 and $45,151,062 at
  December 31, 1994)                                    33,947,383   47,294,807
   Securities available-for-sale, at fair value         39,943,942   16,873,500
Loans - Notes 1 and 3 (net of unearned income of
   $1,657,033 in 1995 and $1,333,952 in 1994)          191,906,433  168,781,491
   Less:  Allowance for loan losses - Notes 1 and 4      2,216,511    2,053,843
     Net Loans                                         189,689,922  166,727,648
Premises and equipment - Notes 1 and 5                   8,830,533    8,392,199
Accrued interest receivable                              3,951,100    3,001,337
Other assets - Notes 1 and 6                             1,504,603    1,712,888

     TOTAL ASSETS                                     $291,411,896 $256,686,534

LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
 Deposits - Note 7
   Demand                                               26,131,710   26,540,953
   Time                                                140,713,180  116,590,688
   Savings                                              70,315,491   66,348,610
Total Deposits                                         237,160,381  209,480,251
Securities sold under agreement to repurchase           19,744,966   16,950,086
Long-term debt - Note 16                                 4,651,903    4,124,730
Other liabilities - Note 22                              2,751,409    2,252,719
     Total Liabilities                                 264,308,659  232,807,786

Stockholders' Equity
 Common stock, par value $1; shares authorized 2,000,000
 Issued and outstanding - 733,399 shares in 1995
 714,824 shares in 1994                                    733,399      714,824
Surplus                                                  9,719,956    9,000,485
Retained earnings                                       16,166,392   14,423,084
Unrealized gain (loss) on securities available-for-sale,
   net of applicable deferred income taxes                 485,271     (259,543)
   Less treasury stock, at cost 40 shares in 1995;
   3 shares in 1994                                         (1,781)        (102)
   Total Stockholders' Equity                           27,103,237   23,878,748

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $291,411,896 $256,686,534



    See accompanying notes to consolidated financial statements.

                                      FIRST CITIZENS BANCSHARES, INC.,
                                             AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                 Years ended December 31, 1995, 1994, 1993

                                              1995         1994           1993
    Interest Income

Interest and fees on loans                 $17,720,050  $14,619,684  $13,389,308
Interest and dividends on
  investment securities:
    Taxable                                  4,029,277    2,950,541    3,499,964
    Tax-exempt                                 482,209      598,515      447,114
    Dividends                                   61,928      160,085       91,738
Other interest income                          197,635      113,435       81,203
Lease financing income                           1,487        4,271        6,426
    Total Interest Income                   22,492,586   18,446,531   17,515,753

    Interest Expense

Interest on deposits                        10,039,401    7,106,421    6,588,376
Interest on long-term debt                     347,683      233,659       26,557
Other interest expense                         794,169      631,006      646,021
    Total Interest Expense                  11,181,253    7,971,086    7,260,954
Net Interest Income                         11,311,333   10,475,445   10,254,799
Provision for loan losses - Note 4             364,449      402,000      401,273
Net interest income after provision
 for loan losses                            10,946,884   10,073,445    9,853,526

    Other Income

Income from fiduciary activities               704,726      625,293      521,284
Service charges on deposit accounts          1,304,523    1,116,546    1,079,761
Other service charges, commissions,
 and fees                                      464,879      703,599      771,024
Securities gains (losses) - net - Note 2        59,644      (69,534)      31,758
Other income                                   186,137      494,996      316,496
    Total Other Income                       2,719,909    2,870,810    2,720,323

    Other Expenses

Salaries and employee benefits - Note 8      5,171,955    4,970,061    4,750,184
Net occupancy expenses                         340,663      317,614      348,702
Furniture and equipment expense                154,680      144,805      135,895
Depreciation                                   930,292      823,599      798,220
Data processing expense                        227,812      177,288      154,670
Legal and professional fees                    280,155       86,818      128,574
Stationary and office supplies                 204,794      146,685      161,796
Other expenses                               2,317,900    2,143,276    2,254,641
    Total Other Expenses                    $9,628,251   $8,810,146   $8,732,682

Net income before income taxes              $4,038,542   $4,134,109   $3,841,167

Provision for income tax expense - Note 9    1,332,886    1,187,860    1,202,708

Net income from operations                   2,705,656    2,946,249    2,638,459

Cumulative change in accounting
  principal - Note 9                                                  $  125,278
Net Income                                  $2,705,656  $2,946,249    $2,763,737

Earnings Per Common Share - Note 10:
  Net income from operations                     3.72         4.15          3.76

  Net income                                     3.72         4.15          3.94

Weighted average shares outstanding        $  726,489    $ 709,434     $ 700,958

*Certain items have been reclassified to conform to current years format.


    See accompanying notes to consolidated financial statements.

                              FIRST CITIZENS BANCSHARES, INC.,
                                       AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
                      Years Ended December 31, 1995, 1994 and 1993



                                                              Common Stock
                                                       Shares          Amount
Balance, December 31, 1992                             279,247       $2,792,470

Net income, year ended December 31, 1993
Cash dividends paid - $2.10 per share
Sale of common stock                                     4,711           47,110
Stock Split - Note 10                                  422,698        4,226,980
Payment of principal on note
Treasury stock transactions-net

Balance, December 31, 1993                             706,656        7,066,560

Net income, year ended December 31, 1994
Cash dividends paid - $1.19 per share
Conversion of par value of common stock
  from $10 to $1 - Note 11                                           (6,378,246)
Sale of common stock                                     8,168           26,510
Adjustment to record unrealized gain (loss) in securities available-for-sale, net of applicable deferred income taxes effective January 1, 1994 - Note 2

Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes during the year - Note 2

Treasury stock transactions-net


Balance, December 31, 1994                             714,824          714,824

Net income, year ended December 31, 1995
Cash dividends paid - $1.19 per share
Sale of common stock                                    18,575           18,575
Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes during the year - Note 2
Treasury stock transaction-net


Balance, December 31, 1995                             733,399      $   733,399




    See accompanying notes to consolidated financial statements.

                                                   Unrealized Gain
                                                (Loss) on Securities
                                                Available-for-Sale,
                                  Obligation of   Net of Applicable
                                 Employee  Stock   Deferred Income
  Surplus     Retained Earnings  Ownership Plan         Taxes     Treasury Stock
$ 6,394,048      $10,282,457      ($160,000)         $    -0-         $    -0-

                   2,763,737
                    (707,952)
   189,014
(4,226,980)
                                    160,000
                                                                       (60,407)

 2,356,082        12,338,242           -0-                -0-          (60,407)

                   2,946,249
                    (861,407)

 6,378,246
   265,710



                                                        94,696



                                                      (354,239)

       447                                                             60,305

 9,000,485       14,423,084           -0-             (259,543)          (102)

                  2,705,656
                   (962,348)
   719,315



                                                       744,814
       156                                                             (1,679)

$9,719,956      $16,166,392       $    -0-            $485,271        ($1,781)

                           FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                     Years ended December 31, 1995, 1994, and 1993

                                                 1995       1994        1993
         Operating Activities

Net income                                   2,705,656   2,946,249   2,763,737
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                   364,449     402,000     401,273
   Provision for losses on other real estate    53,404                   3,000
   Provision for depreciation                  930,292     823,599     798,220
   Amortization of investment security
    discounts                                   (3,000)                (25,919)
   Deferred income taxes                       (61,538)    (31,737)   (175,989)
   (Gains) losses on sale of other real estate  36,004                  (4,289)
   Realized and unrealized investment
     security (gains) losses                   (59,644)     69,534     (31,758)
   (Increase) decrease in accrued
     interest receivable                      (949,763)   (428,668)    284,995
   (Increase) decrease in accrued
     interest payable                          732,857                  29,159
   Increase (decrease) in other assets         118,877    1,151,106    765,721
   Increase (decrease) in other liabilities   (169,629)    (171,424)   722,887

              NET CASH PROVIDED BY
                 OPERATING ACTIVITIES        3,697,965    4,760,659  5,531,037

    Investing Activities

Proceeds of maturities of investment securities                     10,826,000
Proceeds from sales of trading and investment
  securities                                                         5,300,252
Purchases of trading and investment securities                      (2,367,925)
Proceeds of sales and maturities of held-
  to-maturity investment securities         7,160,748   19,405,141
Purchases of held-to-maturity investment
  securities                                           (17,780,040)
Proceeds of sales and maturities of
  available-for-sale investment
  securities                               11,639,381    5,109,625
Purchases of available-for-sale
  investment securities                   (27,718,689) (10,625,663)
Increase in loans - net                   (23,326,723) (19,483,603) (14,089,936)
Purchase of premises and equipment         (1,368,626)  (1,588,847)    (362,041)

       NET CASH PROVIDED (USED)
       BY INVESTING ACTIVITIES            (33,613,909) (24,963,387)    (693,650)


      Financing Activities

Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts       $ 3,557,638  $ 4,255,599    $450,967
Increase (decrease) in time deposits-net   24,122,492   11,401,403     (87,052)
Increase in long-term borrowing               527,173    4,124,730
Payment of principal on long-term debt                     (30,021)   (132,943)
Proceeds from sale of common stock            737,890      292,220     236,124
Cash dividends paid                          (962,348)    (861,407)   (707,952)
Net increase (decrease) in short-term
  borrowings                                2,794,880       35,944  (8,219,777)
Treasury stock transactions-net                (1,523)      60,752     (60,407)

     NET CASH PROVIDED (USED)
     BY FINANCING ACTIVITIES               30,776,202   19,279,220  (8,521,040)

    INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                       860,258     (923,508) (3,683,653)

Cash and cash equivalents at beginning
  of year                                  12,684,155   13,607,663  17,291,316

    CASH AND CASH EQUIVALENTS AT
         END OF YEAR                      $13,544,413  $12,684,155 $13,607,663

Cash payments made for interest and income taxes during the years presented are as follows:

                              1995            1994         1993
     Interest             $10,448,396     $ 7,838,662   $7,231,795
     Income taxes           1,567,316       1,260,380    1,131,310




    See accompanying notes to consolidated financial statements.

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995

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

NATURE OF OPERATIONS
The Company and its subsidiary provide commercial banking services of a wide variety to individual corporate customers in the Mid-Southern Vested Stocks with a concentration in northwest Tennessee.
The Company's primary products are checking and savings deposits and residential, commercial and consumer lending.

BASIS OF ACCOUNTING
The consolidated financial statements are presented using the accrual basis of accounting.

USES OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

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

Realized gains and losses on investment securities transactions are determined based on the specific identification method and are included in net income.

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1995


Note 1 - Summary of Significant Accounting and Reporting Policies
(Continued)

LOANS
Loans are reflected on the balance sheet at the unpaid principal amount less the allowance for loan losses and unearned income.

Loans are generally placed on non-accrual status when, in the judgment of management, the loans have become impaired. Unpaid interest on loans placed on non-accrual status are reversed from income and further accruals of income are not usually recognized. Subsequent collections related to impaired loans are usually credited first to principal and then to previously uncollected interest.

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

REAL ESTATE ACQUIRED BY FORECLOSURE
Real estate acquired through foreclosure is reflected in other assets and is recorded at the lower of fair value less estimated costs to sell or cost. Adjustments made at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred in connection with ownership, subsequent adjustments to book value, and gains and losses upon disposition are included in other non-interest expenses.

Adjustments to net realizable value are made annually subsequent to acquisition based on appraisal.

INCOME TAXES
First Citizens Bancshares, Inc., uses the accrual method of accounting for federal income tax reporting. Deferred tax assets or liabilities are computed for significant differences in financial statement and tax basis of assets and liabilities which result from temporary differences in financial statement and tax accounting.

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

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1995



Note 2 - Investment Securities

At February 1, 1994, First Citizens Bancshares, Inc. adopted
Statement No. 115 of the Financial Accounting Standards Board which sets forth criteria for classification of investment securities for financial statement purposes. The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

                                                 December 31, 1995

                                                Held-To-Maturity
                                                Gross        Gross
                                              Unrealized  Unrealized
                              Amortized Cost    Gains       Losses   Fair Value

U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies     $26,382,642    $388,709      $94,943  $26,676,408

Obligations of states and
 political subdivisions          6,569,421      33,373       19,955    6,582,839

Other debt securities              995,320       3,804                   999,124

TOTAL SECURITIES INVESTMENTS   $33,947,383    $425,886     $114,898  $34,258,371

                                               Available-for-Sale
                                               Gross        Gross
                                             Unrealized  Unrealized
                             Amortized Cost   Gains        Losses     Fair Value

U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies     $32,319,020    $808,393     $48,673   $33,078,740

Obligations of states and
 political subdivisions            419,086      31,773      15,535     4,206,324

Other debt securities              250,000       2,078                   252,078

  Total Debt Securities         36,759,106     842,244      64,208    37,537,142

 Other securities investments    2,376,050      30,750                 2,406,800

                               $39,135,156    $872,994     $64,208   $39,943,942

                       FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1995

Note 2 - Investment Securities (Continued)

                                               December 31, 1994
                                               Held-To-Maturity
                                               Gross       Gross
                                             Unrealized  Unrealized
                              Amortized Cost   Gains       Losses   Fair Value

U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies     $36,280,060     $2,933   $1,692,832  $34,590,161

Obligations of states and
 political subdivisions          9,425,893      4,640      437,806    8,992,727

Other debt securities            1,588,854     16,692       37,372    1,568,174

 TOTAL SECURITIES INVESTMENTS  $47,294,807    $24,265   $2,168,010  $45,151,062


                                                Available-For-Sale
                                                Gross        Gross
                                              Unrealized   Unrealized
                             Amortized Cost     Gains       Losses    Fair Value

U.S. Treasury securities and
 obligations  of U.S. government
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

                       FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1995

Note 2 - Investment Securities (Continued)

The tables below summarize maturities of debt securities held-to-maturity and available-for-sale as of December 31, 1995 and 1994:

                                           December 31, 1995

                                 Securities                  Securities
                              Held-To-Maturity           Available-For-Sale
                       Amortized Cost   Fair Value  Amortized Cost   Fair Value
Amounts Maturing In:

One Year or less        $ 9,637,185    $ 9,644,453   $14,756,019   $14,851,381
After one year through
 five years              23,051,250     23,355,974    18,944,304    19,414,850
After five years through
 ten years                 260,857        258,349      2,883,783     3,092,877
After ten years            998,091        999,595        175,000       178,034
                       $33,947,383    $34,258,371    $36,759,106   $37,537,142


                                           December 31, 1994

                                Securities                   Securities
                            Held-To-Maturity             Available-For-Sale
                     Amortized Cost    Fair Value  Amortized Cost   Fair Value
Amounts Maturing In:

One Year or less      $15,843,293     $15,098,601    $ 5,099,124    $ 4,967,073
After one year through
  five years           25,683,274      24,669,699     12,164,447     11,906,427
After five years through
  ten years             4,168,308       3,878,041
After ten years         1,599,932       1,504,721


                      $47,294,807     $45,151,062    $17,263,571    $16,873,500

Securities gains (losses) presented in the consolidated statements of income consist of the following:


Year Ended December 31               Gross Sales    Gains     Losses      Net

1995 - Securities held-to-maturity   $2,150,000    $ 7,261   $ 5,189    $ 2,072
1995 - Securities available-for-sale  9,379,381     57,604        32     57,572
1994 - Securities available-for-sale  5,109,625               69,534    (69,534)
1993 - Investment securities          5,300,252     35,038     3,280     31,758

Sales of securities classified as held-to-maturity consist of securities which were called resulting in a gain or loss and the sale of one security within ninety days of maturity.

At December 31, 1995 and 1994, investment securities were pledged to secure government, public and trust as follows:

         December 31                           Amortized Cost   Fair Value
            1995                                $38,480,063   $39,548,513
            1994                                 41,588,244    39,959,186


In accordance with provisions of the Implementation Guide of Statement No. 115 issued by the Financial Accounting Standards Board, First Citizens Bancshares, Inc. transferred securities with a book value of $14,824,727 from the held-to-maturity category to available-for-sale category during 1995. An unrealized gain of $549,287 was recognized on these securities.

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1995

Note 3 - Loans

Loans outstanding at December 31, 1995 and 1994 were comprised of the following:
                                               1995             1994
                                                   (In Thousands)
Commercial, financial and agricultural      $ 45,061          $38,843
Real estate - construction                    12,954           10,511
Real estate - mortgage                       107,844           97,310
Installment                                   23,718           19,118
Other loans                                    2,330            3,000
                                             191,907          168,782
Less:  Allowance for possible loan losses      2,217            2,054
                                            $189,690         $166,728

At December 31, 1995, First Citizens Bancshares, Inc. had loans totaling approximately $836,000 which were specifically classified as impaired, the average balance of the loans during the year ended December 31, 1995 was approximately $815,000 At December 31, 1995, the Corporation has a balance in its allowance for loan losses of $216,166 related to impaired loans.

Note 4 - Allowance for Possible Loan Losses

An analysis of the allowance for possible loan losses during the three years ended December 31, 1995 is as follows:

                                        1995         1994      1993
Balance, beginning of period        $2,053,843  $1,676,133 $1,703,349
Provision for loan losses charged
  to operations                        364,449     402,000    401,273
Loans charged to allowance,
  net of loan loss  recoveries of
  $164,148, $162,474, and $173,875    (201,781)    (24,290)  (428,489)
Balance, end of period              $2,216,511  $2,053,843 $1,676,133

For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 1995, the deduction taken was $235,971. The deductions for tax purposes in 1994 and 1993 were $13,182 and $418,577, respectively.

Note 5 - Premises and Equipment

The fixed assets used in the ordinary course of business are summarized as follows:

                         Useful Lives
                           in Years            1995          1994

Land                                       $1,114,046    $   862,472
Buildings                   5 to 50         7,814,847      7,608,266
Furniture and equipment     3 to 20         6,868,553      5,720,763
                                           15,797,446     14,191,501
Less:  Accumulated depreciation             6,966,913      5,799,302
                                          $ 8,830,533    $ 8,392,199

During 1994, First Citizens National Bank acquired real estate in Dyersburg, Tennessee, as a site for a new branch banking facility at a cost of $337,023. The new branch was constructed during the year and placed in service at a total cost of building and equipment of $680,406.

Note 6 - Repossessed Real Property

The book value of repossessed real property on the balance sheet is $722,004 at December 31, 1995 and $816,866 at December 31, 1994.
Included in these balances is certain commercial real estate which First Citizens National Bank acquired through foreclosure and which was sold to First Citizens Bancshares, Inc. as of December 31, 1991. The property is carried on the books of First Citizens
Bancshares, Inc. at a cost of $650,000. During the years ended December 31, 1995 and 1994, the property was rented and produced rental income of $129,143 and $129,429, respectively.

The balance of repossessed real property is reflected on the balance sheet of First Citizens Bancshares, Inc. and is carried in "other assets."

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1995

Note 7 - Deposits

Included in the deposits shown on the balance sheet are the
following time deposits and savings deposits in denominations of
$100,000 or more:
                                 1995                 1994
                                       (In Thousands)

Time Deposits                  $26,706               $17,004
Savings Deposits                22,557                21,941

NOW accounts, included in savings deposits on the balance sheet, totaled $25,823,300 at December 31, 1995 and $27,260,734 at
December
31, 1994.

Note 8 - Employee Stock Ownership Plan

First Citizens National Bank maintains the First Citizens
National Bank of Dyersburg Employee Stock Ownership Plan as an employee benefit. The plan provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. Contributions to the Employee Stock Ownership Plan totaled
$390,252 in 1995, $375,914 in 1994, and $337,541 in 1993.

Note 9 - Income Taxes

Provision for income taxes is comprised of the following:

                                        1995       1994      1993
Federal income tax expense (benefit)
  Current                           $ 1,144,344  $1,081,655  $1,015,549
  Deferred                              (52,308)   (137,851)   (174,849)

State income tax expense (benefit)
  Current                               250,090     314,088     230,470
  Deferred                               (9,230)    (70,032)      6,260

                                    $ 1,332,886  $1,187,860  $1,077,430

The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

                                       1995         1994      1993

Tax expense at statutory rate       $1,373,104  $1,405,597 $1,305,997
Increase (decrease) resulting from:
 State income taxes, net of
  federal income tax benefit           158,968     143,500    155,932
Tax exempt income                     (219,247)   (212,477)  (159,408)
Other differences                       20,061    (148,760)   (49,102)
                                     1,332,886   1,187,860  1,253,419
Cumulative effect of adoption of
  SFAS No. 109, "Accounting for
  Income Taxes"                                              (175,989)
                                    $1,332,886  $1,187,860 $1,077,430


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
                                                 December 31

                                           1995              1994
Deferred tax liabilities                $(251,125)        $(321,752)
Deferred tax assets                       186,000           554,195
Net deferred tax assets                 $ (65,125)        $ 232,443

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1995

Note 9 - Income Taxes (continued)

Effective January 1, 1994, First Citizens Bancshares, Inc. and its subsidiary adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, the difference between the financial statement and tax basis of assets and liabilities is determined periodically. Deferred income tax assets and liabilities are then computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if appropriate, to reduce the deferred tax asset to the amount which is actually expected to be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.

The effect of adopting SFAS No. 109 on 1993 net income from operations was an increase of $50,711. The cumulative effect of the accounting change on years prior to January 1, 1993, of $125,278 is included in 1993 income.

Note 10 - Stock Dividends

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


Note 12 - Regulatory Capital Requirements

First Citizens Bancshares, Inc., is subject to minimum capital requirements imposed by the Federal Reserve Bank and which are designed to measure capital adequacy in terms of credit risk.
The regulations require that total capital equal at least 8.0% of weighted risk assets as of December 31, 1995.

In the case of First Citizens Bancshares, Inc., capital consists of common stockholders' equity and the allowance for loan losses of which in excess of 90% is stockholders' equity or Tier I capital. At December 31, 1995, the Corporation's risk-based capital ratio is 14.05%.

Note 13 - Restrictions on Cash and Due From Bank Accounts

The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required reserve balances during 1995 and 1994 were $161,000 and $160,000, respectively.


Note 14 - Restrictions on Capital and Payment of Dividends

The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 1995, approximately $6.9 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.

                         FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1995 and 1994

Note 15 - Condensed Financial Information

                           First Citizens Bancshares, Inc.
                                (Parent Company Only)
                                                        December 31
                                                     1995        1994
                            BALANCE SHEETS

ASSETS
Cash                                              $   728,839  $  258,698
 Investment securities, available-for-sale-at
   fair value                                       1,098,778    1,442,085
    Investment in subsidiary                       24,531,039   21,428,585
    Real estate owned                                 824,134      820,402
    Other assets                                       30,577       84,060
    TOTAL ASSETS                                   27,213,367   24,033,830

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
Accrued expenses                                      110,130      155,082
TOTAL LIABILITIES                                     110,130      155,082

STOCKHOLDERS' EQUITY                               27,103,237   23,878,748
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $27,213,367  $24,033,830

                          STATEMENTS OF INCOME
                                                           December 31
                                                        1995        1994
INCOME
Dividends from bank subsidiary                    $   214,800  $   508,000
  Other income                                        313,608      547,553
TOTAL INCOME                                          528,408    1,055,553

EXPENSES
  Other expenses                                      137,301      113,797
TOTAL EXPENSES                                        137,301      113,797

Income before income taxes and equity
 in undistributed net income of bank subsidiary       391,107      941,756

Income tax expense (benefit)                           62,891      157,583
                                                      328,216      784,173
Equity in undistributed net income of
 bank subsidiary                                    2,377,440    2,162,076

  NET INCOME                                       $2,705,656   $2,946,249

                           FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1995 and 1994

Note 15 - Condensed Financial Information (Continued)
    (Parent Company Only)

                     STATEMENTS OF CASH FLOW
                                                       December 31
                                                   1995         1994
      Operating Activities
Net income                                       $2,705,656   $2,946,249
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                     28,282       25,487
    Undistributed income of subsidiary           (2,377,440)  (2,162,076)
    Gain on sale of other real estate                           (297,284)
    (Increase) decrease in other assets              53,483       77,492
    Increase (decrease) in other liabilities        (44,952)      95,715

     NET CASH PROVIDED BY OPERATING ACTIVITIES      365,029      685,583

     Investing Activities
Purchase of other real estate                       (32,014)     (12,016)
Proceeds of sale of other real estate                          1,458,911
Investment in securities                           (500,000)  (1,474,520)
Proceeds of sale of securities                      863,107



NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES    331,093      (27,625)

    Financing Activities
Payment of dividends and payments in lieu of
  fractional shares                                (962,348)    (861,407)
Sale of Common Stock                                737,890      292,220
Treasury Stock transactions - net                    (1,523)      60,752

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   (225,981)    (508,435)

 INCREASE (DECREASE) IN CASH                        470,141      149,523

Cash at beginning of year                           258,698      109,175

  CASH AT END OF YEAR                            $  728,839    $ 258,698

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

Long term debt for the year ending December 31, 1994 consists of Federal Home Loan Bank borrowings. These borrowings are maturity matched with specific loans and investments. The averages for 1995 and 1994 are as follows:

                  Year   Average Volume     Average Rate      Average
Maturity
FHLB Borrowings   1995    $5,892,739           5.90%           7 years

FHLB Borrowings   1994    $2,889,000           5.45%          11 years


Note 17 - Non-cash Investing and Financing Activities

During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

Investing                           1995          1994          1993

  Other real estate acquired in
    satisfaction of loans         $368,000     $188,431        $61,729

                           FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1995 and 1994


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 1994 and 1995, First Citizens National Bank had outstanding loan commitments of $26,037,000 and $26,472,000 respectively. Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The bank requires collateral to secure these commitments when it is deemed necessary. At
December 31, 1995 and 1994, outstanding standby letters of credit totaled $1,676,000 and $2,394,000.

In the normal course of business, First Citizens National Bank extends loans which are subsequently sold to other lenders, including agencies of the U. S. Government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan. At December 31, 1995, however, the Bank had no loans sold.

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

                           FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1995 and 1994

Note 20 - Disclosure of Fair Value of Financial Instruments (continued)

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

Unrecognized Financial Instruments are generally extended for short periods of time, and as a result, the fair value is estimated to approximate the face or carrying amount.

                           FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1995 and 1994

Note 20 - Disclosure of Fair Value of Financial Instruments (continued)

The estimated fair values of the Corporation's financial instruments are as follows:

                                      1995                     1994

                             Carrying        Fair     Carrying    Fair
                             Amount         Value     Amount      Value

Financial Assets

Cash and cash equivalents $ 13,544,413  $13,544,413 $ 12,684,155 $ 12,684,155

Investment securities       73,891,325   74,202,313   64,168,307   62,340,388

 Loans                     191,906,433               168,781,491
Less:  Allowance for
       loan losses          (2,216,511)               (2,053,843)
Loans, net of allowance    189,689,922  188,182,000  166,727,648  163,079,141

 Accrued interest
   receivable                3,951,100    3,951,100    3,001,337    3,001,337

Financial Liabilities

  Deposits                $237,160,381 $238,314,000 $209,480,251 $209,349,222

  Short-term borrowings     19,744,966   19,744,966   16,950,086   16,950,086

  Long-term debt             4,651,903    4,665,000    4,124,730    4,143,315

  Other liabilities          2,751,409    2,751,409    2,252,719    2,252,719

Unrecognized Financial
  Instruments

  Commitments to extend
   credit                   26,037,000   26,037,000   26,472,000   26,472,000
  Standby letter of
   credit                    1,676,000    1,676,000    2,394,000    2,394,000


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


Note 22 - Judgement

At December 31, 1995, First Citizens Financial Plus, a subsidiary of First Citizens National Bank, was a defendant in a legal action filed by a former employee alleging unfair competitive practices used against him after he left employment of the Company. First Citizens Financial Plus, Inc. had previously initiated litigation against the former employee asserting that he had breached his fiduciary duties to the Company. In February, 1996, an arbitration panel of the National Association of Securities
Dealers held First Citizens Financial Plus, Inc. liable for damages totaling approximately $134,000. The same panel found the former employee liable for $9,500 in compensatory damages. The Company has recorded the judgement, along with related legal expenses, as a liability at the balance sheet date. The expense of the judgement is reflected in other expenses on the Consolidated Statement of Income.


Note 23 - Branch Acquisition

During the year ended December 31, 1995, First Citizens National
Bank acquired a branch of another financial institution in Ripley, Tennessee. In the transaction, the Bank acquired fixed assets and loans with a value of approximately $242,749 and assumed deposits totaling approximately $8,400,000. First Citizens National Bank paid a premium of $124,382 for the deposits acquired which had been recorded as goodwill and is being amortized over fifteen years.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               December 31, 1995


Note 24 - Amounts Receivable From Certain Persons

                                               Year Ended December 31, 1995
                                                        (In Thousands)


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

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens Bancshares,
    Inc. (21)              $2,443    $2,568    $  968     $-0-   $4,043 $-0-

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens National
  Bank  (23)               $2,535    $2,662    $1,051     $-0-   $4,146 $-0-

                                                Year Ended December 31, 1994
                                                        (In Thousands)

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens Bancshares,
  Inc. (20)                $2,847   $1,363     $1,675     $-0-   $2,535 $-0-

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens National
  Bank  (21)               $2,847   $1,36 3    $1,675     $-0-   $2,535 $-0-


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

                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in Bancshares' 1996 Proxy Statement regarding directors and officers is incorporated herein by reference in response to this Item.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is set forth in the 1996
Proxy Statement, and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 1996 Proxy
Statement for the Annual Meeting of Shareholders to be held April 17, 1996, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference. (See pages 3 through 5 of the Proxy Statement).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers, Directors and principal shareholders of the holding company (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail on page 9 of the Proxy Statement under "Certain Relationships and Related Transactions" and incorporated herein by reference. Additional information concerning indebtedness to Bancshares and First Citizens by Directors and/or their affiliates is included herein under Part III, Page 53 "Amounts Receivable from Certain Persons".

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          FIRST CITIZENS BANCSHARES, INC.


                                          By /s/Stallings Lipford
                                               Stallings Lipford
                                               Chairman & CEO


                                            By /s/Jeff Agee
                                               Jeff Agee
                                               Vice President &
                                               Principal
                                               Financial Officer

     Dated:   03/19/96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March
19, 1996.

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

                                            /s/Mary Frances McCauley
/s J. Walter Bradshaw                       Mary Frances McCauley
J. Walter Bradshaw                          Director
Director

/s/James Daniel Carpenter                   /s/L. D. Pennington
James Daniel Carpenter                      L. D. Pennington
Director                                    Director


/s/William C. Cloar                         /s/G.W. Smitheal, III
William C. Cloar                            G.W. Smitheal, III
Director                                    Director


/s/Richard Donner                           /s/H.P. Tigrett, Jr.
Richard W. Donner                           H. P. Tigrett, Jr.
Director                                    Director


/s/Larry W. Gibson                          /s/P.H. White, Jr.
Larry W. Gibson                             P.H. White, Jr.
Director                                    Director

/s/J.E. Heckethorn                          /s/Dwight Steven Williams
John E. Heckethorn                          Dwight Steven Williams
Director                                    Director


/s/ E.H. Lannom, Jr.                        /s/Katie Winchester
E.H. Lannom, Jr.                            Katie Winchester
Director                                    Director


/s/Stallings Lipford                        /s/Billy S. Yates
Stallings Lipford                           Billy S. Yates
Director                                    Director