Form 10-Q
period 1996-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1996-05-14
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1996      Commission File Number 0-11709

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

Of the registrant's only class of common stock ($1.00 par value) there were 735,029 shares outstanding as of March 31, 1996 (net of treasury stock).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                            FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET



                                       March 31,    December 31,
                                        1996            1995
                                     (Unaudited)       (Note)
ASSETS

Cash and due from banks                $10,088,000   $11,694,000
Federal funds sold                              $0    $1,850,000
Investment securities
 Trading Investments-stated at market           $0            $0
 Held to maturity-amortized cost-fair
  value of $33,947,000 at March 31,    $33,113,000   $33,947,000
  1996 and $34,258,000 at December 31,
  1995.
 Available for sale-stated at market $43,924,000 $39,944,000 Loans (Excluding unearned income of
  $1,564,000 at March 31, 1996 and
  $1,657,000 at December 31, 1995)    $197,201,000  $191,906,000
Less: Allowance for loan losses         $2,289,000    $2,216,000
  Net Loans                           $194,912,000  $189,690,000
Premises and equipment                  $8,666,000    $8,831,000
Other assets                            $5,536,000    $5,456,000

     TOTAL ASSETS                     $296,239,000  $291,412,000


LIABILITIES AND STOCKHOLDERS EQUITY

Deposits                              $240,452,000  $237,160,000
Securities sold under Agreements
  to Repurchase                        $20,245,000   $19,745,000
Federal Funds Purchased & Other
  Short Term Borrowing                    $200,000            $0
Long term debt-note 3 (includes
  long term FHLB)                       $4,107,000    $4,652,000
Notes Payable of Employee Stock
  Ownership Plan                                $0            $0
Other liabilities                       $3,662,000    $2,752,000
     TOTAL LIABILITIES                $268,666,000  $264,309,000

Contingent Liabilities

Stockholders' Equity
  Common stock, $1 par value-
   2,000,000 authorized; 735,130
   issued and outstanding at March
   31, 1996; 733,399 issued and
   outstanding at December 31, 1995       $735,000      $733,000
Surplus                                 $9,794,000    $9,720,000
Retained earnings                      $16,872,000   $16,167,000
Obligation of Employee Stock
  Ownership Plan                                $0            $0
Net unrealized gains (losses)
  on available for sale                   $177,000      $485,000
     Total Common Stock and
        Retained Earnings              $27,578,000   $27,105,000
Less-101 treasury shares, at
  cost at March 31, 1996 and 40
  shares at December 31, 1995             ($5,000)       ($2,000)
    TOTAL STOCKHOLDERS' EQUITY        $27,573,000    $27,103,000

 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY             $296,239,000   $291,412,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)



                                  Three Month Periods Ended
                                  March 31,       March 31,
                                    1996            1995

     INTEREST INCOME
Interest and fees on loans       $4,685,000     $4,020,000
Interest on investment securities:
  Taxable                        $1,082,000     $1,020,000
  Tax-exempt                       $125,000       $125,000
Other interest income               $28,000        $45,000
Lease financing income               $1,000         $1,000
     TOTAL INTEREST INCOME       $5,921,000     $5,211,000

     INTEREST EXPENSE
Interest on deposits             $2,564,000     $2,258,000
Other interest expense             $295,000       $269,000
   TOTAL INTEREST EXPENSE        $2,859,000     $2,527,000
     NET INTEREST INCOME         $3,062,000     $2,684,000

Provision for loan losses          $105,000        $65,000

   Net interest income
     after provision             $2,957,000     $2,619,000

     Other Income
Securities gains (losses)          $136,000         $7,000
Other income                       $762,000       $647,000
     Total Other Income            $898,000       $654,000

Other expenses                   $2,402,000     $2,308,000

     Net income before
       income taxes              $1,453,000       $965,000
Provision for income taxes         $506,000       $322,000
     Net Income                    $947,000       $643,000

     Earnings Per Share               $1.29          $0.90
  Weighted average number of
    shares outstanding               733630         717079


The accompanying notes are an integral part of these financial statements.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                Three Months Ended March 31
                              1996          1995      1994

OPERATING ACTIVITIES

Net cash provided by
 operating activities     $2,217,000      $525,000     $528,000
INVESTING ACTIVITIES

Proceeds of maturities
  of held to maturity
  securities              $2,309,000    $1,149,000   $8,024,000
Purchase of held to
  maturity investments   ($1,500,000) ($10,000,000) ($5,340,000)
Proceeds from maturities
  of available for sale
  securities              $1,191,000            $0           $0
Proceeds from sales of
  available for sale
  securities              $3,100,000            $0           $0
Purchase of available
  for sale securities    ($8,660,000)  ($2,133,000) ($2,000,000)
Increase in loans-net    ($5,327,000)  ($5,673,000) ($3,500,000)
Purchases of premises
  and equipment             ($64,000)    ($594,000)   ($420,000)
 Net Cash provided by
  investing activities   ($8,951,000) ($17,251,000) ($3,236,000)

FINANCING ACTIVITIES

Net Increase (Decrease)
  in Demand & Savings
  Accounts                $1,300,000   ($4,430,000)    $625,000
Increase (Decrease) in
  Time Accounts           $1,992,000   $16,786,000     $766,000
Increase (Decrease) in
  Long term Debt           ($545,000)   $2,658,000   $2,295,000
Treasury Stock
  Transactions               ($3,000)           $0      $52,000
Proceeds from Sale of
  Common Stock               $76,000      $228,000      $20,000
Cash Dividends Paid        ($242,000)    ($218,000)   ($188,000)
Net Increase (Decrease) in
 Short Term Borrowings      $700,000      $270,000     $946,000
Net Cash provided (used) by
  Financing Activities    $3,278,000   $15,294,000   $4,516,000
Increase (Decrease) in
  Cash & Cash
  Equivalents            ($3,456,000)  ($1,432,000)  $1,808,000

Cash and Cash
  Equivalents at
  beginning of year      $13,544,000   $12,684,000  $13,608,000
Cash and Cash Equivalents
  at end of year         $10,088,000   $11,252,000  $15,416,000
Cash Payments made for
 interest and income
 taxes during the years
 presented are as follows:

                             1996          1995      1994
Interest                  $2,913,000   $2,233,000  $1,933,000
Income Taxes                $332,000     $237,000    $261,000


The accompanying notes are an integral part of these financial statements.

                             FIRST CITIZENS BANCSHARES, INC.,
                                   AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                   MARCH 31, 1996

NOTE 1-CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three month periods ended March 31, 1996, 1995, and 1994, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the company with-out an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and foot-notes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2-ORGANIZATION

First Citizens Bancshares, Inc., is a Bank Holding Company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3-SHORT TERM BORROWINGS

                                               03/31/96           03/31/95

Amount outstanding-end of period             $20,445,000        $17,220,000
Weighted average rate of outstanding               4.41%              4.78%
Maximum amount of borrowings at month end    $22,424,000        $18,318,000
Average amounts outstanding for period       $19,926,000        $17,593,000
Weighted average rate of average amounts           4.51%              4.52%

NOTE 4-LONG TERM DEBT

Long term debt for the period ending 3/31/96 consists of Federal Home Loan Bank Borrowings totaling $4,107,000. These borrowings are maturity matched with specific loans and investments. The average volume, rate and maturity is as follows:

                           Average       Average           Average
                            Volume         Rate            Maturity

FHLB Borrowings           $1,907,000        5.59%          11 years
FHLB Borrowings           $2,200,000        5.69%           8 years

NOTE 5-STATEMENT OF CASH FLOWS

                             March        March        March
                             1996         1995         1994
Actual payments made
  during the periods:
 Interest                $2,913,000   $2,233,000    $1,933,000
 Income taxes              $332,000     $237,000      $261,000

NOTE 6-CONTINGENT LIABILITIES

There are no material pending litigations as of the current reportable date that would result in a liability.

                           FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                  (UNAUDITED)
                                MARCH 31, 1996


NOTE 7-INVESTMENT SECURITIES

The difference between book values of investment securities and market values at march 31, 1996 and December 31, 1995, total $122,000 and $311,000 respectively. FASB 115 requires banks to classify securities into Held to Maturity, Available for Sale, and Trading. Securities held in the Available for Sale segment of the portfolio are marked to market quarterly, with adjustments made net of taxes to the capital account. For the quarter ended March 31, 1996, this adjustment was a negative $233,000. Changes in the market value of securities are a direct result of interest rate fluctuations in the bond market. The Held to Maturity securities are stated at amortized cost with no adjustments being made as a result of changes in market values. Trading Account activity for the quarter consisted of the purchase of a FNMA NON CUM
Preferred Stock, Par Value $150,000. The stock was purchased and sold on March 1, 1996 resulting in a profit of $750.00. First Citizens has not engaged in any derivative activities as defined by paragraphs 5-7 of FASB 119 for any of the reported periods.

NOTE 8-REGULATORY CAPITAL REQUIREMENTS

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc., and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved the Risk Based Capital Guidelines for Bank Holding Companies. Presently, the Holding Company and First Citizens National Bank exceed the required minimum standards set by the Regulators. The combined Tier 1 and Tier 2 Ratio are 13.09% and 14.19% as of 3/31/96 and 12/31/95 respectively.

NOTE 9-DEFERRED INCOME TAXES

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax liability account reflects an asset totaling
$140,000. The timing differences mainly consist of Reserve for Loan Loss Deductions and FASB 115.

NOTE 10-RESERVE FOR LOAN LOSSES

FASB 114 and 118 was implemented during the first quarter of 1995. This standard requires companies to set aside reserves for impaired loans.

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance            $1,807,000
Amount of Recorded Balance with Related Allowance    $1,328,000
Amount of Recorded Balance with no Related Allowance   $479,000

Interest income recognized on impaired loans will be recognized on a cash basis. Cash receipts will be applied as cost recovery or principal recovery first. This is consistent with OCC
Regulations.

A quarterly review of the adequacy of the loan loss reserve by the Board of Directors will ensure the sufficiency of said reserve for both losses and impairment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending March 31, 1996. Reference should be made to the Financial Statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares, Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

Intense strategic planning efforts have resulted in record earnings for the first quarter of 1996. Net interest income of $3,062,000 at March 31, 1996 was up from $2,684,000 in 1995, an increase of 14%. Net interest margin for the same time period was 4.17% up from 4.05% on this date in 1995. Net income for the quarter increased from $643,000 to $947,000 when comparing the quarter ending March 31, 1995 and 1996. Increased earnings resulted in a return on average assets for the quarter of 1.29% compared to .97% in 1995. Return on average equity increased to 13.86% from 10.58% in 1995. Earnings per share rose from $.90 to $1.29 when comparing the periods under review. The improved financial performance is attributed to intense strategic planning efforts that set goals (1) To remain an independent community bank serving the needs of individuals, small businesses , corporations and agriculture customers; (2) To maximize the value of First Citizens to its shareholders by providing the highest level of customer service and the widest selection of quality products and services; (3) To consistently generate earnings that are at a minimum equal to that of peer banks; (4) To attract and retain high quality personnel, while rightsizing staffing levels to be more in line with peer banks; and (5) To continuously evaluate and invest in a product and service distribution system that will provide our customers with personal access as well as electronic
delivery of products and services.   In 1995 the bank made great
strides in accomplishing these goals. Two new branches were opened to expand in the development of new and future business; Fulltime equivalent employees were further reduced from 154 at 3/31/93 to 146 (bank level) at 3/31/96; POD and Item Imaging was introduced to the market; An automated Teller system, "TellerPro" was installed; Signature Verification was purchased and scheduled for installation the first quarter of 1996; and a contract was signed with Internet/ Most, Reston, VA to convert ATM and POS processing from Deluxe, Inc. The business partnership with Internet/Most provides First Citizens with a an innovative network for electronic and remote banking services. Electronic services provided by the network are ATM and POS processing, while remote banking products include home banking programs using personal computers and screen phone devices as well as bill payment services. The bank s management believes that a successful electronic/home banking program is a key factor in accomplishing strategic planning goals set for the bank s future service delivery system. The ATM switch from Deluxe, Inc. (current ATM service provider) is expected to be completed by second quarter, 1996, with the introduction of the Visa Check Card within 90 to 120 days thereafter. The Visa Check Card is considered to be the most widely accepted debit card by consumers in today's market. Another strategic element included in the decision to add Visa
Check Card services was the selection of an online communication between the bank and retailer. When debit transactions are authorized online, funds can be automatically transferred from the customers account, eliminating certain elements of preapproval risk. If funds are not available at time of transaction approval, the transaction is void.

In other efforts to achieve a return on assets and equity comparable to peer banks, cost of funds was reduced from 4.60%, the first half of 1995 to 4.32% at 3/31/96. Interest margins are projected to increase with continued reductions in cost of funds. Loan growth exceeded 2.60%, while deposit growth was slightly less when comparing 12/31/95 to quarter end. Liquidity ratio at 3/31/96 was 16.04% excluding approved lines of credit totaling $20 Million (calculated using the Comptroller of the Currency Format). With approved lines of credit the ratio is 22.39%.

Bad debt allocations increased approximately 73,000 or 3.29% when comparing quarter end to 12/31/95. The percentage of loan loss reserve to total loans is well within policy guidelines of one percent.

A review of the statement of changes in Stockholders Equity reflects increases in all categories with exception to a decrease of $308,000 in net unrealized gains (losses) on available for sale securities. The decrease is attributed to a negative reaction in the bond market to rising interest rates and other changes in economic conditions.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens liquidity, capital
resources or results of operations.   There currently exists no
recommendation by regulatory authorities which if implemented, would have such an effect. There are no matters which have not been disclosed. Interstate Banking/Branching became a reality by legislation passed September 13, 1994. The act permits full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. And First Citizens National Bank are located in a highly competitive market place. There are presently four banks competing for deposit dollars and earning assets, two of them are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are two of the largest financial institutions in the state. While First Citizens has historically maintained in excess of 50% of local market share, statistics reflect a loss of approximately 2% over the past five years by both First Citizens and First Tennessee. This is reflective of increased competition brought about by the location of two branch banks into the market place, both of whom have been bought by Union Planters National Bank. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services that are required for maintaining a satisfactory customer relationship moving into the next decade and beyond.
A recent market analysis completed in September, 1995 indicates a remarkably strong performance by First Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

The following table compares year-to-date non-interest income, and expense of First Citizens as of March 31, 1994, 1995 and 1996:
                                  Non-Interest Income
                                    (in thousands)
                                       March 31
                                 % of                % of
                       1996     Change    1995      Change   1994
Service Charges on
  Deposit Accounts     $330     21.33%    $272     (5.23%)   $287
Other Income           $410     91.59%    $214    (59.92%)   $534
Trust Income           $158     (5.96%)   $168     32.28%    $127
TOTAL NON-INTEREST
  INCOME               $898     37.31%    $654    (31.01%)   $948

Total Non-Interest Income increased 37.31% when comparing first quarter of 1996 to the first quarter of 1995, after declining 31.01% when comparing the same time periods in 1995 to 1994. The increase in 1996 is primarily attributed to a 91.59% increase in other income and a 21.33% increase in service charges on deposit accounts. Other income increased due to a one time refund of $70,705 from bankruptcy trustees of Southeast Fort Worth Ltd. The refund partially reimbursed the bank for payments made to trust customers in December, 1989. Customers were reimbursed by the bank for investments made in Southeast Fort Worth, Ltd. at the time Southeast filed bankruptcy, with the understanding that any settlement received from this company would first be utilized to restore these funds to the bank.

In April, 1995, the overdraft fee for per item paid on an overdrawn deposit account increased from $17.50 to $20.00. Also during the first quarter of 1995, a daily overdraft charge of $3.00 for each day the account is overdrawn after a 5 day grace period was raised to $5.00 per day. It was reported in the 3/31/95 10Q that service charge on deposit accounts had decreased approximately $15,000 due to the introduction of a free checking account product the last half of 1994. However, any decrease in fee income was projected to be offset with increased overdraft fees.

                                     Non-Interest Expense
                                        (in thousands)
                                           March 31
                                % of               % of
                      1996     Change    1995     Change     1994
Salaries & Employee
 Benefits            $1,303     5.68%    $1,233     5.11%  $1,173
Net Occupancy
  Expense            $  204      .50%    $  203    28.48%  $  158
Other Operating
  Expense            $  895     2.64%    $  872    11.08%  $  785
TOTAL NON-INTEREST
  EXPENSE            $2,402     4.08%    $2,308     9.07%  $2,116

Total Non-Interest Expense reflects a 4.07% increase when comparing
1996 to 1995, following an increase of 9.07% when comparing 1995 to 1994. The 1996 increase is reflecting of a 5.68% increase in salaries and employee benefits. Fulltime equivalent employees as of March 31, 1995 was 149 compared to 151.64 and 145 at 3/31/95 and 3/31/94 respectively.  An ongoing strategic planning goal is to reduce FTE to be more in line with peer banks posting approximately 147 employees for $294,000,000 in assets. During the first quarter the bank employed four parttime tellers to complete the bank s teller training program. Parttime tellers are trained in a one month training program, then utilized to meet additional staffing needs during peak time hours and to support extended banking hours. Procedures are in place to continuously monitor staff levels. However, it is conceivable that FTE will remain slightly higher than peer banks as a result of increased staff necessary to support extended banking hours and additional services offered to our customers that are not traditionally offered by peer group banks. These services include trust department services (10 employees), in-house data processing (6 employees); mortgage lending (3 employees); and the discount brokerage service division (3 employees). A 28.48% change in net occupancy expense in 1995 was attributed to the cost of opening two new branches as well as the purchase of equipment and software associated with the installation
of POD and Statement Imaging and Teller Platform Application.   Net
occupancy expense and other operating expense remains consistent with previous years.

                             DEPOSITS

The average daily amount of deposits and average rates paid on such deposits are summarized for the quarters ending March 31 for the years indicated:

                                  COMPOSITION OF DEPOSITS
                                       (in thousands)
                         1996               1995                1994
                   Average  Average   Average   Average   Average Average
                   Balance   Rate     Balance    Rate     Balance    Rate
Non
 Interest Bearing
 Demand Deposits   $ 26,019      -    $ 25,465       -   $ 24,667      -

Savings Deposits   $ 71,530   3.10%   $ 65,650    2.96%  $ 65,730   .54%

Time  Deposits     $141,216   5.70%   $126,852    5.59%  $104,718  4.51%

TOTAL  DEPOSITS    $238,765   4.30%   $217,967    4.64%  $195,115  3.58%

A review of composition of deposits for the years 1996, 1995 and 1994 reflects total deposit growth in excess of $26 million and $22 million
respectively.   Growth in the deposit base was centered primarily in the
time deposit category for the years under comparison. However, savings deposits were up almost 9 percent when comparing the quarter ending 3/31/96 to 3/31/95 after remaining relatively flat when comparing 1995 to 1994. Factors contributing to the substantial growth are (1) rising interest rates in 1995 (2) the purchase of approximately 8 million in deposits held by the newly acquired Ripley branch in 1995 and (3) new deposits acquired as a result of opening both the Ripley and Industrial Park Branches. An analysis of 1994 is reflective of customers response to low interest rates paid on deposits and their reluctance to commit funds into bank certificates of deposit when a higher rate was paid on mutual funds and annuity products. The average rate paid on time deposits during the first quarter of 1996 was 5.70% compared to 5.59% and 4.51% for the same time periods in 1995 and 1994.

Demand deposits accounts have remained relatively flat when reviewing the years under comparison. However, sweep account funds totaling $10,398,000 are not included in average balances for non-interest bearing demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $20,245,000 with an average rate of 4.41% at 3/31/96. Sweep totals at 3/31/95 was $17,220,000 at an average rate of 4.78%. Repurchase Agreement "Sweep" is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment. There were no significant changes to products and services during the first quarter.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on March 31, 1996

          Maturity Distribution Of Time Certificates Of Deposit
         In Amounts of $100,000.00 Or More As Of March 31, 1996

                              (in thousands)
           Maturity                                 Total Amount
       3 months or less                               $ 7,228
       3 through 6 months                             $ 4,886
       6 through 12 months                            $ 8,986
       over 12 months                                 $ 6,826
                                           Total      $27,926


A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on the earning assets and average costs on the interest bearing liabilities. The average yield on interest earning assets continues to climb upward when reviewing the information presented in the table. Interest earning assets as of 3/31/96 were $268,298,000 at an average rate of 8.91% compared to $242,023,000, average rate of 8.57% and $215,575,000 average rate of 7.75% at 3/31/95 and 3/31/94 respectively.
The rate earned on interest earning deposits increased 3.28% and 2.90% when comparing 1996, 1995 and 1994. The average rate on total interest bearing liabilities was 4.81%, 4.70%, and 3.70% as of March 31, 1996, 1995, and 1994. Net yield on average earning assets was 4.65%, 4.54%, and 4.68% reflecting an upward swing in interest rates beginning in late 1994 and continuing into 1996. Maintaining interest rate margins achieved in prior years continues to be a challenge. As interest rates are rising customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. The Dyersburg, Dyer County market is extremely competitive with three other banks in the market place as well as credit unions and brokerage firms. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                          First Citizens National Bank
                             Quarter Ending March 31
                    Monthly Average Balances and Interest Rates
                                 (in thousands)
                               1996                     1995                     1994
                     Average         Average  Average           Average Average          Average
                     Balance Interest   Rate  Balance Interest     Rate Balance Interest   Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)     $191,649  $4,685  9.78%  $167,931  $4,019  9.57%  $149,378  $3,274  8.77%

Investment Securities:
  Taxable             $ 63,718  $1,051  6.60%  $ 60,262  $  997  6.62%  $ 47,168  $  707  6.00%
  Tax Exempt (4)      $ 10,948  $  208  7.60%  $ 10,814  $  208  7.70%  $ 13,005  $  243  7.48%
Interest Earning
  Deposits            $     49  $    1  8.17%  $    163  $    2  4.91%  $    199  $    1  2.01%

Federal Funds Sold    $  1,930  $   27  5.60%  $  2,819  $   42  5.96%  $  5,765  $   47  3.26%

Lease Financing       $      4  $    0     0%  $     34  $    1 11.76%  $     60  $    1  6.67%

Total Interest
  Earning Assets      $268,298  $5,972  8.91%  $242,023  $5,269  8.71%  $215,575  $4,273  7.93%

NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks               $  9,958  $    -     -%  $  9,342  $    -     -%  $  8,579  $    -     -%

Bank Premises and
  Equipment           $  8,748  $    -     -%  $  8,503  $    -     -%  $  7,985  $    -     -%

Other Assets          $  4,343  $    -     -%  $  3,936  $    -     -%  $  3,217  $    -     -%

Total Assets          $291,347  $    -     -%  $263,804  $    -     -%  $235,356  $    -     -%

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
INTEREST BEARING

LIABILITIES:
Savings Deposits      $ 71,530  $  553  3.10%  $ 65,650  $  485  2.96%  $ 65,730  $  418  2.54%

Time Deposits         $141,216  $2,010  5.70%  $126,852  $1,773  5.59%  $104,718  $1,182  4.51%

Federal Funds
 Purchased and
 Other Interest
 Bearing Liabilities  $ 25,024  $  296  4.74%  $ 22,620  $  269  4.76%  $ 18,899  $  151  3.20%

Total Interest
 Bearing Liabilities  $237,770  $2,859  4.81%  $215,122  $2,527  4.70%  $189,347  $1,751  3.70%

 NON-INTEREST
BEARING LIABILITIES:
Demand Deposits       $ 26,019   $  -     -%   $ 25,465   $  -     -%   $ 24,625   $  -     -%

Other Liabilities     $  2,570   $  -     -%   $  1,599   $  -     -%   $  1,691   $  -     -%

Total Liabilities     $266,359   $  -     -%   $242,186   $  -     -%   $215,663   $  -     -%

SHAREHOLDERS'
  EQUITY              $ 24,988   $  -     -%   $ 21,618   $  -     -%   $ 19,693   $  -     -%

TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY              $291,347   $  -     -%   $263,804   $  -     -%   $235,356   $  -     -%

 NET INTEREST
  INCOME              $     -    $3,113   -%   $      -   $2,742   -%   $      -   $2,522   -%

NET YIELD ON
  AVERAGE EARNING
  ASSETS              $     -    $  -  4.65%   $      -   $  -  4.54%   $      -   $  -  4.68%
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

                               COMPOSITION OF LOANS

The loan portfolio, First Citizens' largest earning asset, has grown from $132,743,000 at 3/31/92 to $197,201,000 at 3/31/96. When reviewing loan categories, it is evident that the largest percentage of growth is centered in Real Estate (mortgage) loans. Mortgage loans increased $16,969,000 or 17.71% when comparing 1996 to 1995. Construction loans increased $2,418,000 or 2.11%. The upward trend is attributed to substantial growth in both population and number of households recorded in Dyer County over the past decade. First Citizens is located in the Dyersburg/Dyer County trade area, having a population of approximately 40,000. The entire trade areas has outpaced both the state and the nation in per capital personal income growth since the early 1980's. The State of Tennessee projects that per capital income in the area will be greater than the national average by the year of 2000. The mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing of 40.5%. Dyer County s unemployment rate of 8.5% is up from November figures of 5.2% and weaker than the State of Tennessee s rate of 5.5%. Manufacturers within the area have indicated that the increase was caused by a softness in demand for their products. Also during the last half of 1995 a local factory was closed causing the loss of some 400 jobs. It is projected that approximately 50 jobs will be created from the opening of a plant located at the Dyersburg Industrial
Park in the second quarter of 1996. Other industries located in Dyersburg and the surrounding areas have announced either the opening date of a manufacturing plant or expansion of an existing facility. Layoffs are more prevalent the first quarter of 1996 than in 1995, but are not considered to be a serious problem overall. Retailers reported that sales appear to be gaining strength. Local economic conditions are stable and represent no immediate threat to the loan portfolio.

The loan portfolio is made up of quality loans and is well diversified with no concentrations of credit in any one industry. The provision for loan losses increased in proportion to loan growth as required by loan policy. Problem loans at 3/31/96 was $2,887,586 down from $3,709,018 at 3/31/95. Past due loan totals are well within peer group ratios. Experience of the lending and loan review staff as well as adherence to policy lends a comfort level to the portfolio and supports the Loan Loss Allowance at the present level. Loans reviewed during the last twelve months comprise $146,523,079 or 86.41% of the total portfolio.

In April, 1996 First Citizens was made aware that Bennett Funding
Group, Inc., Syracuse, New York had filed Chapter 11 Bankruptcy and that legal claims had been filed against the company's CFO claiming among other things the selling of fictitious leases. Assets of the Corporation have been frozen as a result of the bankruptcy filing. First Citizens National Bank is a holder of outstanding debt on Bennett Funding Group, Inc. in the principal amount of $991,029 down from the beginning balance of $1,699,880. The bank holds 176 outstanding leases securing this debt. Of the total, 25 have been contacted using the acceptable language provided by Bennett. Response received indicate that the equipment securing the leases is in place and in working order. All leases have been reinspected and we have no reason to believe there are fictitious or fraudulent leases in our portfolio. First Citizens has joined with other banks, also purchasers of leases from Bennett Funding, to employ legal representation as a group until all facts can be sorted out. At this time no loss is expected. The Kansas Bankers Surety Company, holder of the bank s blanket bond insurance policy has been notified of the issue. The loan has been added to the banks problem list and an allocation made to the loan loss reserve in the amount of $200,000 to cover any exposure to the bank not covered by the bond.

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

Diversification of the banks' real estate portfolio is a necessary and desirable goal of the bank's real estate loan policy. In order to achieve and maintain a prudent degree of diversity, given the composition and general economic state of the bank's market area, the bank will strive to maintain a real estate loan portfolio diversification based upon the following:

* Agricultural loans totaling in aggregate no more than 20% of the Bank's total loans;

* Land acquisition and development loans totaling in aggregate no more than 10% of the Bank's total loans;

* Commercial construction loans totaling in aggregate no more than 10% of the Bank's total loans;

* Residential construction loans totaling in aggregate no more than 10% of the Bank's total loans;

* Residential mortgage loans totaling in aggregate no more than 40% of the Bank's total loans; and

* Commercial loans totaling in aggregate no more than 30% of the Bank's total loans.

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


The average yield on loans of First Citizens National Bank as of March 31 in the years indicated is as follows:

                Year         Yield

                1996          9.78%
                1995          9.57%
                1994          8.77%
                1993          9.73%
                1992         10.49%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $27,337,000 as of 3/31/96.

The following table sets forth loan totals net of unearned income by category for the past five years:
                                            March 31
                                          (in thousands)
                           1996      1995     1994     1993       1992
Real Estate Loans:
  Construction          $ 13,875  $ 11,457  $  7,598  $  7,003  $  4,088
  Mortgage              $112,732  $ 95,763  $ 90,537  $ 87,864  $ 77,000
Commercial,
 Financial and
 Agricultural
 Loans                  $ 46,691  $ 45,467  $ 35,784  $ 27,206  $ 33,425
Installment
 Loans to
 Individuals            $ 21,739  $ 19,885  $ 16,212  $ 14,976  $ 15,723
Other Loans             $  2,164  $  1,878  $  2,711  $  2,119  $  2,507
TOTAL LOANS             $197,201  $174,450  $152,842  $139,168  $132,743

   LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $86,547,000 or 43.89% of the total portfolio are subject to repricing with one year or carry a variable rate of interest. The ratio is up from 40% at 3/31/95, and 42% at 3/31/94. Maturities in the one to five year category total $114,677,000 reflecting a modest decrease of $1,102,000 when compared to 3/31/95.

                                     Due after
                  Due in one       one year but         Due after
                 year or less    within five years    five years
                                   (in thousands)

Real Estate        $31,940            $83,022            $11,645
Commercial,
 Financial and
 Agricultural      $28,633            $13,170            $ 4,888

All Other Loans    $ 5,418            $18,485            $     0

TOTAL              $65,991           $114,677            $16,533

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined            $110,654
Interest Rates are Floating or Adjustable             $20,556

                    NON-PERFORMING ASSETS

Total non performing assets at 3/31/96 reached a record low of .59% compared to peer group banks at .64%, after increasing approximately $635,000 or 42.61% in 1995. The increase in 1995 when compared to 1994 was the result of one credit totaling $900,000 classified as non performing the first quarter of 1995. The credit was paid in full the last quarter of 1995 with no losses incurred.

Non Accrual loans total $740,000 at quarter end consisting of real estate at .33%, commercial .33%, Installment .08% and Agriculture loans at .21%.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the three months ending 3/31/96 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $18,000. Interest income on loans reported as ninety days past due and on interest accrual status was $10,000 for year-to-date 1996. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loan total at March 31, 1996 was zero.

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

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

                              Non-Performing Loans
                                    March 31
                                 (in thousands)

                                                   90 Days Past Due
       Year          Non-Accrual     Accruing Interest   Total
       1996           $  740              $  427        $1,167
       1995           $  721              $1,404        $2,125
       1994           $1,051              $  439        $1,490
       1993           $1,517              $  161        $1,678
       1992           $1,952              $1,136        $3,088



                   LOAN LOSS EXPERIENCE AND
                   RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $72,000 (2) recovery of loans previously charged off - $40,000 and (3) additions to Reserve - $105,000. Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and deposit accounts.

An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, August, and November) and reported to the Board at its meeting immediately preceding quarter-end. Requirements of FASB 114 & 118 have been incorporated into the policy for Accounting by Creditor for Impairment of a Loan. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractional terms of the loan. First Citizens adopted the following as a measure of impairment: (1) Impairment of a loan at First Citizens shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value. The Impairment decision will be reported to the Board of Directors and other appropriate regulatory agencies as specified in FASB 114 and 118. The bank will continue to follow regulatory guidelines for income recognition for purposes of generally accepted accounting principles, as well as regulatory accounting principles.

An annual review of the loan portfolio to identify risks will cover a minimum of 70% of the gross portfolio less installment loans. In addition, any single note or series of notes directly or indirectly related to one borrower which equals 25% of the bank's legal lending limit will be included in the review.

For analysis purposes loans reviewed will be separated into five classifications:

1. Pass - Loans that have been reviewed and graded high quality or no major deficiencies.

2. Watch - Loans which, because of unusual circumstances, need to be supervised with slightly more attention than is customary.

3. Problem - Loans which require additional collection effort to liquidate both principal and interest.

4. Specific Allocation - Impaired loans, in total or in part, in which a future loss is possible.

5.  Charged-Off

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

     RESERVE BALANCE                                        $

     EXCESS (DEFICIT)                                       $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %

     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/96 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural            $50,000
  Real Estate-Construction                           None
  Real Estate-Mortgage                             70,000
  Installment Loans to individuals &
   credit cards                                    80,000
  Lease financing                                    None
Foreign                                               N/A
               01/01/96 through 12/31/96   Total $200,000

The book value of repossessed real property held by Bancshares and First Citizens National Bank is $861,000 at 3/31/96 compared to $1,032,000 at 3/31/95. Property held on the books of Bancshares is a strip shopping center valued at $655,000 and a parcel of land purchased for expansion of the Midtown Branch in 1988. Expansion plans were abandoned after a decision was made to construct the Industrial Park Branch. This property valued at $164,000 has been classified as ORE and is being offered for sale. The remaining balance represents other real estate held by First Citizens National Bank. Efforts to market the property held by the Holding Company are on-going.

Accounting for adjustments to the value of other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance. Any reduction in value is charged to the allowance for possible loan losses.

All other real estate parcels are appraised annually and the carrying value
adjusted to reflect the decline, if any, in its realizable value.   Such
adjustments are charged directly to expense.

The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expense; and the ratio of net loans charged off to average loans outstanding.

                       First Citizens National Bank
             Loan Loss Experience and Reserve for Loan Losses
                              (in thousands)
                          Quarter ending March 31
                          1996          1995          1994        1993        1992
Average Net Loans
Outstanding               $191,653     $167,965     $149,438      $132,564    $129,818
Balance of Reserve
for Loan Losses
at Beginning of
Period                    $  2,216     $  2,054     $  1,676      $  1,703    $  1,936
Loan Charge-Offs          $    (72)    $    (60)    $    (24)     $    (26)   $   (307)

Recovery of Loans
Previously Charged Off    $     40     $     56     $     44      $     38    $     38

Net Loans Charged Off     $    (32)    $     (4)    $     20      $     12    $   (269)

Additions to Reserve
Charged to Operating
Expense                   $    105     $     65     $     99      $    117    $    131

Balance at End of
Period                    $  2,289     $  2,115     $  1,795      $  1,832    $  1,798

Ratio of Net Charge-Offs
during quarter to Average
Net Loans Outstanding        (.02%)       (.00%)        .01%          .01%       (.21%)


The following table will identify charge-offs by category for the periods ending 3/31/96, 3/31/95 and 3/31/94:

Charge-offs:                                    1996    1995     1994
Domestic:
   Commercial, Financial and Agricultural       $ 43     $  0     $  0
   Real Estate-Construction                        0        0        0
   Real Estate-Mortgage                            0       31        0
Installment Loans to individuals                  29       29       24
   Lease financing                                 0        0        0
Foreign                                          N/A      N/A      N/A
                                         Total  $ 72     $ 60     $ 24
Recoveries:
 Domestic:
   Commercial, Financial and Agricultural       $  8     $ 15     $ 16
Real Estate-Construction                           0        0        0
   Real Estate-Mortgage                            1       10        2
Installment Loans to individuals                  31       31       26
Lease Financing                                    0        0        0
Foreign                                          N/A      N/A      N/A
                                         Total  $ 40     $ 56     $ 44

Net Charge-offs                                 $(32)    $(4)     $ 20*


*Recoveries exceeded Charge-offs

Investment Securities

Bancshares' book value of listed investment securities as of the dates indicated are summarized as follows:

                            Composition of Investment Securities
                                            (March 31)

                           1996     1995     1994     1993    1992

U. S. Treasury &
 Government Agencies      $62,387  $60,735  $42,353  $61,068 $55,020

State & Political
 Subdivisions             $11,013  $10,426  $13,665  $ 9,057 $ 5,446

All Others                $ 3,637  $ 4,393  $ 5,519  $ 5,645 $ 3,944

                  TOTALS  $77,037  $75,554  $61,537  $75,770 $64,410


A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the first quarter, 1995 were up $1.5 million when compared to
the same time period in 1994.   Securities contained within the
portfolio consist primarily of U. S. Treasury, and other U. S. Government Agency Securities and tax exempt obligations of States and Political Subdivisions. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

Purchases made during the first quarter, 1996 totaled $10,160,000 consisting of Government Backed and Municipal Securities.
Securities totaling $1,500,000 were placed in the Held-To-Maturity Account while securities totaling $8,660,000 were booked in the Available for Sale account.

FNMA Preferred Stock was purchased on 3/1/96 par value $150,000 and placed in the Trading Account. The security was sold on 3/1/96 (same day as purchased) for a profit of $750.00. Other securities sold from the Available for Sales account during the quarter totaled $3,100,000. A profit of $126,731 was realized from the sales. All investments were sold prior to maturity from the Available for Sale Account to meet liquidity needs.

Fixed rate holdings currently have an expected average life of 3.6 years. It is estimated that this average life would extend to 4.8 years should rates rise 100 basis points and 5.1 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. For rates down 100 basis points the average life would decrease to 2.3 years.

In terms of price sensitivity, we estimate that at rates up 100 basis points the market value of the portfolio would fall by 2.4%, while at rates up 200 basis points the market value would fall by 6.1%. This is about equal to the price sensitivity of the 3 to 4 year Treasury bond, which is consistent with the current average life of the portfolio. For rates down 100 basis points we estimate that the market value would increase by about 2.3%.

The adjustable rate holdings all reprice on an annual or more frequent basis and currently have an average life of 6.2 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of about a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolio for Held-To-Maturity, Available-For-Sale, and Trading Account Investments. As of March 31, 1996 approximately 74.41% of the total portfolio was placed in the Held-To-Maturity account. The remaining 25.59% was booked in the Available-For-Sale account. FASB 115 also required banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-To-

Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a negative capital entry of $389,004.

Maturities in the portfolio are made up of 14.14% within one year, 61.20% after one year and within five years, and 24.53% after five years. Policy provides for 20% maturities on an annual basis. Maturities were extended from 5 to 10 years on most securities purchased during the latter part of 1995. Management made a conscious effort to extend maturities for a higher yield on the portfolio. Securities purchased with extended maturities bear call features ranging from 1 to 3 years. Approximately $3 million are projected to be called in the next 6 months. Maturities on investments purchased in 1996 are also structured to meet loan demand as well as projected changes in interest rates.


First Citizens National Bank has not engaged in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

                                    Investment Securities
                            Held to Maturity      Available for Sale
                                        March 31, 1996
                                        (in thousands)
                            Amortized      Fair   Amortized    Fair
                              Cost        Value     Cost       Value

U.S. Treasury Securities     $ 3,016     $ 3,003   $10,955   $11,067
   U.S. Government agency
   and corporation obligations
   (exclude mortgage-backed
   securities):
      Issued by U.S. Government
      agencies (2)               150         150         0         0
      Issued by U.S. Government-
      sponsored agencies (3)  19,984      20,103    18,283    18,413
Securities issued by states
 and political subdivisions
 in the U.S.:
     General obligations       3,952       3,965     3,679     3,662
     Revenue obligations       2,496       2,489       901       902
     Industrial development
     and similar obligations       0           0         0         0
Mortgage-backed securities (MBS):
 Pass-through securities:
      Guaranteed by GNMA         400         411     2,040     2,062
      Issued by FNMA and FHLMC   974         979       421       450
      Other pass-through
        securities                 0           0         0         0
 Other mortgage-backed securities
  (include CMOs, REMICs, and
  stripped MBS):
      Issued or guaranteed by FNMA,
        FHLMC, or GNMA         1,143      1,137      4,724     4,728
      Collateralized by MBS
        issued or guaranteed by
        FNMA, FHLMC, or GNMA       0           0         0         0
        All other privately-
         issued                    0           0         0         0
 Other debt securities:
   Other domestic debt
    securities                   998         998       250       250
    Foreign debt securities        0           0         0         0
   Equity securities:
    Investments in mutual funds    -           -         0         0
    Other equity securities with
    readily determinable fair
    values                         -           -       749       763
   All other equity securities (1) -           -     1,627     1,627
       Total                  33,113      33,235    43,629    43,924

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

                                   Investment Securities
                                Unrealized Gains/(Losses)
                                      March 31, 1996

                            Unrealized   Unrealized      Net
                              Gains       Losses     Gains/Losses

U. S. Treasury Securities      150          52           98
Obligations of U.S.
 Government Agencies &
 Corp.                         656         304          352
Obligations of States and
 Political Subdivisions         47          57          (10)
Other Securities                 2           0            2
     Totals                    855         413          442

      Maturing and Portfolio Percentages as of March 31, 1996

                             After One Year    After Five Years     After
         Within One Year   Within Five Years   Within Ten Years   Ten Years
         Amount       %    Amount          %   Amount         %   Amount       %
3/31/96  $ 8,214  6.17%    $38,127     6.61%   $20,348    6.62%   $10,348  7.07%
3/31/95  $10,760  6.80%    $46,249     6.61%   $12,909    6.40%   $ 5,636  6.10%
3/31/94  $14,715  6.63%    $36,230     6.05%   $ 5,841    6.40%   $ 4,751  6.10%
3/31/93  $17,794  7.08%    $49,291     6.11%   $ 1,997    6.12%   $ 6,688  6.15%
3/31/92  $16,741  7.45%    $38,538     7.12%   $ 7,608    7.89%   $ 1,523  7.44%

                              Maturity and Yield on Securities March 31, 1996
                                             (in thousands)
                                           Maturing
                                        After One Year   After Five Years    After
                      Within One Year  Within Five Years Within Ten Years   Ten Years
                       Amount   Yield   Amount     Yield  Amount    Yield Amount Yield
U. S. Treasury and
Government Agencies   $ 7,086   6.11%   $30,163   6.61%  $15,572   6.72%  $9,566 7.03%

State and Political
Subdivisions*         $   382   5.68%   $ 7,463   6.63%  $ 2,386   6.94%  $  782 7.59%

All Others            $   746   6.87%   $   501   6.00%  $ 2,390   5.60%  $    -    -%

TOTALS                $ 8,214   6.17%   $38,127   6.61%  $20,348   6.62% $10,348 7.07%

* Yields on tax free investments are stated herein on a taxable equivalent basis.

                        Return on Equity and Assets

    The table below presents for Bancshares certain
operating ratios for the quarters ending March 31st: (Not
Annualized)
                        1996    1995    1994   1993   1992

Percentage of Net
  Income to:
Average Total Assets    .33%    .24%   .35%    .32%    .17%
Average Shareholders
 Equity                3.47%   2.64%  3.74%   3.84%   2.14%
Percentage of
 Dividends Declared
 Per Common Share
 to Net Income
 Per Common Share     25.56%  33.90% 22.73%  22.41%  38.89%
Percentage of Average
 Shareholders'
 Equity** to Average
 Total Assets         10.07%   9.18% 10.03%   9.10%   8.76%

Improved earnings are reflected when reviewing the financial ratios for the years of 1992 thru 1996. Management has made ongoing efforts to control expenses and maximize earnings to achieve earnings comparable to peer group banks. An analysis of return on assets at March 31, 1996 reflects a upward swing when compared to 3/31/95, after declining slightly. Accelerated asset growth coupled with rising rates paid on interest bearing deposits had a significant impact on earnings in the first quarter of '95. A comparison of total assets at 3/31/95 and 3/31/94 reflects an average growth rate in excess of 13%. Assets continue to grow at an accelerated rate in 1996. However, interest margins have expanded to achieve a ROA in excess of 1995.

Increased expenses during the 1st quarter of 1995 can be attributed to the addition of two branch banks opened in November, 1994 and January, 1995 and the installation cost of POD and Statement Imaging and a Teller Platform System.

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

Total Shareholder's equity (including Loan Loss Reserve) of
First Citizens Bancshares as of 3/31/96 was $29,862,000 compared to $29,319,000 at 12/31/95.

Percentage of Dividends declared per common share to net income per common share decreased slightly when comparing 3/31/96 to 3/31/95. Number of shares outstanding continues to increase due to shares of stock issued on a quarterly basis to service the Dividend Reinvestment Program. A stock repurchase program, approval by the Board of Directors in 1994 for the purpose of acquiring shares on the open market to service the program continues to be ineffective. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under the terms of the repurchase program, the company will repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come first served basis. A 10% stock dividend declared on October 21, 1992 was payable to shareholders of record December 15, 1992, thereby increasing outstanding shares. Earnings per share were adjusted accordingly. During the third quarter, of 1993 a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The numbers of shares outstanding increased proportionately with no effect on capital. An amendment to the Company's Charter by the shareholders in April, 1994 approved an increase in the number of shares authorized from 750,000 to 2,000,000.


               LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities and consistently remains between 10% and 15%. The stability of our deposit base, sound/asset liability management, a strong capital base and quality assets assure adequate liquidity. Strong loan demand and seasonal growth in agriculture lines of credit will place the bank in a tight liquidity position for the months of May through October, 1996. Loan to deposit ratio including repurchase agreements and federal home loan bank borrowings is 74.99% at 3/31/96. Deposit growth at quarter end was slightly over 8%, while loan growth exceeded 13%.

To address liquidity concerns the bank has the following sources available: (1) Approved lines of credit with the Federal Home Loan Bank totaling $11.5 million and correspondent banks totaling $8.5 million; (2) Loans in excess of $64 million maturing in one year or less; and (3)
Investment Securities of approximately $3 million with call features that are projected to be called within 6 months or less and $8 million investment securities with maturity dates of one year or less. At March 31, 1996 Federal Home
Loan Borrowings totaled $4.1 million. These borrowing are maturity matched with specific loans and investments on the books of the bank. In May, 1996, the bank purchased $5 million in State of Tennessee funds. $2 million was purchased at 5.30% for a period of 6 months and $3 million was purchased at 5.50% for l year.

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

                                               CONDENSED GAP REPORT
                                               --------------------
                                                 CURRENT BALANCES
                                               --------------------
                                                     03/31/96
                                                  (in thousands)
                                 DAILY     0-1     1-2     2-3     3-6     6-12    1-2     2+
                          TOTAL FLOATING  MONTH  MONTHS  MONTHS  MONTHS   MONTHS  YEARS  YEARS
- ----------------------------------------------------------------------------------------------
CASH AND DUE FROM
CURRENCY AND COIN         2,267       -       -       -       -       -       -      -   2,267
DUE FROM BANKS            2,025       -       -       -       -       -       -      -   2,025
CASH ITEMS                5,302       -       -       -       -       -       -      -   5,302
MONEY MARKET                 49      49  ______   _____   _____   _____   _____  _____       -

TOTAL CASH & DUE FROM     9,643      49       -       -       -       -       -      -   9,594


INVESTMENTS              75,938       -       -     353   3,852   4,586   6,597 11,588  48,962

LOANS
COMMERCIAL FIXED         22,835       -   1,135     863     625   1,901   9,548  2,295   6,468
COMMERCIAL VARIABLE      20,466  20,466       -       -       -       -       -      -       -
REAL ESTATE VARIABLE     21,293  21,293       -       -       -       -       -      -       -
REAL ESTATE FIXED       100,125       -   4,379   1,534   1,690   3,572   8,108 13,219  67,623
HOME EQUITY LOANS         4,364   4,364       -       -       -       -       -      -       -
SEC MORTGAGE                546       -     546       -       -       -       -      -       -
INSTALLMENT LOANS        21,458       -     193     289     338     758   1,676  4,111  14,093
INSTALLMENT VARIABLE        126     126       -       -       -       -       -      -       -
FLOOR PLAN                  979     979       -       -       -       -       -      -       -
CREDIT CARDS              1,712       -       -       -       -       -   1,712      -       -
FACTORING REC               209       -     209       -       -       -       -      -       -
OVERDRAFTS                  243       -     243       -       -       -       -      -       -
NON-ACCRUAL LOANS           740       -       -       -       -       -       -      -     740
FHLB LOANS                2,105       -       -       -       -       -       -      -   2,105
TOTAL LOANS             197,201  47,228   6,705   2,686   2,653   6,231  21,044 19,625  91,029
LOAN LOSS RESERVE         2,289       -       -       -       -       -       -      -   2,289

NET LOANS               194,912  47,228   6,705   2,686   2,653   6,231  21,044 19,625  88,740

FED FUNDS SOLD          _______  ______  ______   _____   _____   _____  ______ ______  ______

TOTAL EARNING ASSETS    270,850  47,228   6,705   3,039   6,505   10,817 27,641 31,213 137,702


OTHER ASSETS
BUILDING, F&F AND LAND    8,666       -       -       -       -        -      -      -   8,666
OTHER REAL ESTATE            19       -       -       -       -        -      -      -      19
OTHER ASSETS              4,634       -       -       -       -        -      -      -   4,634

TOTAL OTHER ASSETS       13,319       -       -       -       -        -      -      -  13,319

TOTAL ASSETS            293,812  47,277   6,705   3,039   6,505  10,817  27,641 31,213 160,615

DEMAND DEPOSITS
BANKS                        39       -       -       -       -       -       -      -      39
DEMAND DEPOSITS          26,034       -       -       -       -       -       -      -  26,034
TOTAL DEMAND             26,073       -       -       -       -       -       -      -  26,073

                                                        CONDENSED GAP REPORT
                                                        --------------------
                                                          CURRENT BALANCES
                                                        --------------------
                                                              03/31/96
                                                           (in thousands)
                                   DAILY     0-1     1-2    2-3     3-6     6-12    1-2     2+
                          TOTAL  FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS  YEARS YEARS
- ----------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS          18,691       -      -      -       -       -       -       -   18,691
NOW ACCOUNT              25,344       -      -      -       -       -       -       -   25,344
BUSINESS CHECKING            49       -      -      -       -       -       -       -       49
IMF-MMDA                 11,370  11,370      -      -       -       -       -       -        -
FIRST RATE ACCOUNT       11,414  11,414      -      -       -       -       -       -        -
DOGWOOD CLUB              4,862       -      -      -       -       -       -      -     4,862

TOTAL SAVINGS            71,730  22,784      -      -       -       -       -       -   48,946

TIME DEPOSITS
FLEX-CD                  93,486       -  6,903   9,033   6,440  17,677  27,497  21,275   4,661
LARGE CD-FLEX            27,926       -  2,399   3,309   1,518   4,886   8,986   2,728   4,100
IRA-FLOATING                168     168      -       -       -       -       -       -       -
IRA-FIXED                20,944       -    980     355     256   1,458   4,776   4,832   8,287
CHRISTMAS CLUB              183       -      -       -       -       -     183       -       -

TOTAL TIME              142,707     168 10,282  12,697   8,214  24,021  41,442  28,835  17,048

TOTAL DEPOSITS          240,510  22,952 10,282  12,697   8,214  24,021  41,442  28,835  92,067


SHORT TERM BORROWINGS
FED FUNDS PURCHASED         200     200      -       -       -       -       -       -       -
TT&L                        849     849      -       -       -       -       -       -       -
SECURITIES SOLD-SWEEP    12,501  12,501      -       -       -       -       -       -       -
SECURITIES SOLD-FIXED     7,744       -    101     554   2,387   3,239   1,150     313       -
FHLB-LIBOR INVESTMENT     1,907   1,907      -       -       -       -       -       -       -
FHLB-LONG TERM            2,200       -      -       -       -       -       -       -   2,200

TOTAL SHORT TERM BORR.   25,401  15,457    101     554   2,387   3,239   1,150     313   2,200

OTHER LIABILITIES
ACCRUED INT PAYABLE       2,491       -      -       -       -       -       -       -   2,491
OTHER LIABILITIES           229       -      -       -       -       -       -       -     229

TOTAL OTHER LIAB.         2,720       -      -       -       -       -       -       -   2,720

TOTAL LIABILITIES       268,631  38,409 10,383  13,251  10,601  27,260  42,592  29,148  96,987

CAPITAL
COMMON STOCK              2,000       -      -       -       -       -       -       -   2,000
SURPLUS                   4,000       -      -       -       -       -       -       -   4,000
UNREALIZED GAIN(LOSSES)     177       -      -       -       -       -       -       -     177
UNDIVIDED PROFITS        19,004       -      -       -       -       -       -       -  19,004

TOTAL CAPITAL            25,181       -      -       -       -       -       -       -  25,181

TOTAL LIAB. & CAPITAL   293,812  38,409 10,383  13,251  10,601  27,260  42,592  29,148 122,168

GAP (SPREAD)                  -   8,868 -3,678 -10,212  -4,096 -16,443 -14,951   2,065  38,447
GAP % TOTAL ASSETS            -    3.02  -1.25   -3.48   -1.39   -5.60   -5.09    0.70   13.09
CUMULATIVE GAP                -   8,868  5,190  -5,022  -9,118 -25,561 -40,512 -38,447       -
CUMM. GAP % TOTAL ASSETS      -    3.02   1.77   -1.71   -3.10   -8.70  -13.79  -13.09       -
SENSITIVITY RATIO             -    1.23   1.11    0.92    0.87    0.74    0.72    0.78    1.00


                     NOTES TO THE GAP REPORT

1. The gap report reflects interest sensitivity positions during a flat rate environment. These time frames could change if rates rise or fall.

2.  Repricing over-rides maturity in various time frames.

3. Demand deposits are placed in the last time frame due to lack of interest sensitivity. Our demand deposits are considered core deposits.

4. Savings accounts are placed into the +2 year time frame. In a flat rate environment, saving accounts tend not to reprice or liquidate. Savings deposits become price sensitive, after a major increase in the 6 month CD rate. These accounts are placed in this category instead of the variable position due to history and characteristics. These accounts are considered core deposits.

5.  The policy for cumulative gap positions at FCNB are:
    Intervals less than 1 year 4% - 10%, and the period of 1-5 years 4% - 20%. Approximately 40% - 50% of CD customers have maturities of 6 months or less. The banks net interest income exposure limit is $150,000.
    The net interest income exposure or limit as a percent of unimpaired capital is .76%. Currently, the bank's exposure is less than established limits.

6. FCNB would benefit from a flat rate environment. If interest rates rise rapidly, net interest income could be adversely impacted. First Citizens Liquidity would be negatively impacted should interest rates drop prompting an increase in loan demand. Adequate lines of credit are available to handle liquidity needs.


                        Capital Resources

Total shareholders' equity of First Citizens Bancshares as of March 31, 1996, was $27,573,000 compared to $24,739,000 at 3/31/95. Shareholders equity at 12/31/95 was $27,103,000. Capital as a percentage of total assets for the quarter ending March 31 is presented in the following table for the years indicated (excluding Loan Loss
Reserves):

             1996     1995     1994      1993      1992
             9.31%    9.06%    9.37%     8.41%     7.87%


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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.
The risk-based capital ratio reflects continuous improvement when reviewing the years included in the above table. Risk-based capital ratio as of 3/31/96 was 14.19%, significantly in excess of the 8% mandated by the Regulatory Authorities. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

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


                          Part II - Other Information

Item 1.  Legal Proceedings

There are no legal proceedings against the bank at this time.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 3/31/96.

                         SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             First Citizens Bancshares, Inc.
                                     (Registrant)



Date: May 14, 1996           Stallings Lipford
                             Stallings Lipford, Chairman &
                             CEO




Date: May 14, 1996           Jeff Agee
                             Jeff Agee, Vice President &
                             Chief Financial Officer
                             First Citizens National Bank
                             (Principal Subsidiary)