Form 10-Q
period 1996-08-13
FIRST CITIZENS BANCSHARES INC /TN/
filed 1996-08-13
CIK 719264

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1996       Commission File Number 2-83542

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

Of the registrant's only class of common stock ($1.00 par value) there were 736,755 shares outstanding as of June 30, 1996 (Net of Treasury).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                              June 30,      December 31,
                                                1996           1995
                                  ASSETS

Cash and due from banks                    $ 11,481,000  $ 11,694,000
Federal funds sold                                    0     1,850,000
Investment securities -
  Trading Investments-Stated at Market                0             0
  Held to Maturity-amortized cost-Fair
  Value of $31,047,000 at June 30, 1996
  and $34,258,000 at December 31, 1995.      31,327,000    33,947,000
  Available for Sale-Stated at Market        46,018,000    39,944,000
Loans (Excluding unearned income of
   $1,561,000 at June 30, 1996, and
   $1,657,000 at December 31, 1995)         209,255,000   191,906,000
Less: Allowance for loan losses               2,359,000     2,216,000
      Net Loans                             206,896,000   189,690,000
Premises and equipment                        8,492,000     8,831,000
Other assets                                  6,295,000     5,456,000
          TOTAL ASSETS                     $310,509,000  $291,412,000

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                   $246,198,000  $237,160,000
Securities sold under agreement to
   repurchase                                21,953,000    19,745,000
Federal funds purchased and Other
   Short Term Borrowing                       7,300,000             0
Long-term debt - Note 3 (Includes Long
   Term FHLB)                                 4,061,000     4,652,000
Notes payable of employee stock
  ownership plan                                      0             0
Other liabilities                             3,269,000     2,752,000
     Total Liabilities                      282,781,000   264,309,000

Contingent liabilities
Stockholders' Equity:
  Common stock, $1 par value - 2,000,000
  authorized; 736,880 issued and
  outstanding at June 30, 1996;
  733,399 issued and outstanding at
  December 31, 1995                             737,000       733,000
Surplus                                       9,870,000     9,720,000
Retained earnings                            17,625,000    16,167,000
Obligation of Employee Stock
  Ownership Plan                                      0             0
Net Unrealized Gains (Losses) on Available
  for Sale                                     (498,000)      485,000
  Total Common Stock and Retained Earnings   27,734,000    27,105,000
Less-125 Treasury Shares, at Cost at
  June 30, 1996 and 40 Shares at
  December 31, 1995                              (6,000)       (2,000)
   Total Stockholders' Equity                27,728,000    27,103,000

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                           $310,509,000  $291,412,000

NOTE: The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date and condensed.

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)


                             Three Months Ended        Six Months Ended
                                  June 30                  June 30
                             1996       1995        1996         1995

     Interest Income

Interest and fees
  on loans              $ 4,831,000 $4,393,000 $ 9,516,000  $ 8,413,000
Interest on investment
  securities:
  Taxable                 1,125,000  1,051,000   2,207,000    2,071,000
  Tax-exempt                125,000    118,000     250,000      243,000
Other interest income        20,000     63,000      48,000      108,000
Lease financing income            0      1,000       1,000        2,000
  Total Interest Income   6,101,000  5,626,000  12,022,000   10,837,000

     Interest Expense
Interest on deposits       2,617,000 2,573,000   5,181,000    4,831,000
Other interest expense       334,000   318,000     629,000      587,000
 Total Interest Expense    2,951,000 2,891,000   5,810,000    5,418,000

Net Interest Income        3,150,000 2,735,000   6,212,000    5,419,000

Provision for Loan
  Losses                     134,000    86,000     239,000      151,000

Net Interest Income
  after Provision          3,016,000 2,649,000   5,973,000    5,268,000

     Other Income
Securities gains
  (losses)                    43,000    17,000     179,000       24,000
Other income                 795,000   674,000   1,557,000    1,321,000
     Total Other Income      838,000   691,000   1,736,000    1,345,000

Other expenses             2,333,000 2,251,000   4,735,000    4,559,000

Net income before
  income taxes             1,521,000 1,089,000   2,974,000    2,054,000
Provision for income
  taxes                      524,000   366,000   1,030,000      688,000

Net income                $  997,000 $ 723,000  $1,944,000  $ 1,366,000

Earnings per share        $     1.36 $     1.00 $     2.65  $      1.89

Weighted average number of
  shares outstanding         734,476    721,697    734,476      721,697

  The accompanying notes are an integral part of these financial statements.

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                               (UNAUDITED)
                                              Six Months Ended
                                                  June 30,
                                      1996         1995      1994
Net Cash Provided by Operating
  Activities                      $ 3,036,000  $ 1,347,000  $ 2,187,000

Investing Activities

Proceeds of Maturities of Held to
 Maturity Securities                4,085,000    9,563,000   10,054,000
 Purchase of Held to Maturity
 Investments                       (1,500,000) (11,000,000) (15,739,000)
Proceeds from Maturities of
 available for Sales Securities     1,812,000      812,000            0
Proceeds from Sales of available
 for Sale Securities                7,600,000      630,000            0
Purchase of available for Sale
 Securities                       (17,125,000)  (3,133,000)           0
Increase in Loans-Net             (17,445,000) (16,598,000) (15,980,000)
Purchases of Premises and
  Equipment                          (146,000)    (819,000)    (692,000)

Net Cash Provided by
 Investing Activities             (22,719,000) (20,545,000) (22,357,000)

Financing Activities

Net increase (decrease) in Demand
 and Savings Accounts                 862,000   (1,212,000)    (854,000)
Increase (decrease) in
 Time Accounts                      8,176,000   23,377,000    8,073,000
Increase (decrease) in Long
 Term Debt                           (591,000)   2,615,000    4,220,000
Treasury Stock Transactions            (4,000)      (7,000)      60,000
Proceeds from Sale of Common Stock    154,000       14,000       66,000
Cash Dividends Paid                  (485,000)    (441,000)    (376,000)
Net increase (decrease) in
 Short-term Borrowings              9,508,000     (501,000)   5,225,000

Net Cash Provided (used) by
 Financing Activities              17,620,000   23,845,000   16,414,000

Increase (decrease) in Cash
 and Cash Equivalents             (2,063,000)    4,647,000   (3,756,000)

Cash and Cash Equivalents at
  Beginning of Year               13,544,000    12,684,000   13,608,000

Cash and Cash Equivalents at
  End of Year                    $11,481,000   $17,331,000  $ 9,852,000

Cash payments made for interest and income taxes during the years presented are as follows:

                                    1996           1995         1994
  Interest                      $5,404,000    $4,877,000   $3,430,000
  Income Taxes                     833,000       841,000      520,000

The accompanying notes are an integral part of these financial statements.

               FIRST CITIZENS BANCSHARES, INC.
                        AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)
                        June 30, 1996

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three month and six month periods ended June 30, 1996, 1995 and 1994, and the consolidated statement of cash flows for the three month periods then ended have been prepared by the company without audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.
Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Long-Term Debt

Long term debt for the periods ending June 30 consists of Federal Home Loan Bank Borrowings totaling $4,076,000. These borrowings are maturity matched with specific loans and investments. The average volume, rate and maturity is as follows:

                     Average       Average       Average
                     Volume          Rate        Maturity

FHLB Borrowings     $2,169,000      5.66%        8 Years
FHLB Borrowings      1,907,000      5.56%       11 Years

Note 4 - Statement of Cash Flows
                                   June 30,
                        1996         1995         1994
Actual payments made
 during the periods:
  Income taxes      $  833,000   $  841,000   $  520,000
Interest             5,404,000    4,877,000    3,430,000

Note 5 - Contingent Liabilities

There are no material pending litigations as of the current reportable date.

Note 6 - Investment Securities

The differences between book values of investment securities and market values at June 30, 1996 and June 30, 1995, total ($280,000) and $410,000 respectively. FASB 115 requires banks to classify securities into held to maturity, available for sale, and trading. First Citizens has $0 in the trading account. Available for Sale securities values are adjusted to market quarterly and the adjustments flow to the capital section (net of tax). For the current quarter, this adjustment was ($675,000). Changes in the market value of these investments are a direct result of increases/ decreases in interest rates. Held to Maturity securities are stated at amortized cost. First Citizens has not engaged in derivative activities as defined by paragraphs 5-7 of FASB 119 for any of the reported periods.


Note 7 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc. and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards established by regulation. Tier 1 and tier 2 risk based capital ratios are 12.95% and 14.03%.

Note 8 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax asset account reflects a total balance of $650,000. The timing differences mainly consist of Reserve for Loan Loss deductions and FASB 115 entries of $332,000.

Note 9 - Reserve for Loan Losses

FASB 114 and 118 was implemented during the first quarter of 1995. This standard requires companies to set aside reserves for impaired loans.

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance             $2,194,000
Amount of Recorded Balance with Related Allowance     $1,808,000
Amount of Recorded Balance with no Related Allowance  $  386,000

Interest income recognized on impaired loans will be recognized on a cash basis. Cash receipts will be applied as cost recovery or principal recovery first. This is consistent with OCC Regulations.

A quarterly review of the adequacy of the loan loss reserve by the Board of Directors will ensure the sufficiency of said reserve for both losses and impairment.

Note 10 - Asset Impairment

The Financial Accounting Standards Board issued Statement 121 addressing the accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and the good-will related to those assets. The statement, which is effective for calendar-year 1996 financial statements, also addresses accounting for long-lived assets and certain identifiable assets to be disposed.

The statement requires that assets to be held and used be reviewed for impairement whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending June 30, 1995. Reference should be made to the financial statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares Inc. (Bancshares). Limited activity to date by the Holding Company does not materially affect the income report.

Intense strategic planning efforts resulted in record earnings for Bancshares' for the first six months of 1996. Net income rose 37.9% when compared to the same quarter in 1995. Net interest income of $3,150,000 at June 30, 1996 was up from $2,735,000 in 1995, an increase in excess of 15 percent. Net interest spread for the same time period was 4.62% up from 4.38% on this date in 1995. Increased earnings resulted in a return on average assets (annualized) of 1.29% compared to 1.01% for the first half of 1995. Return on average equity annualized is 14.18% compared to 11.02% at June 30, 1995. Earnings per share were $1.36, an increase of 36% from the $1.00 per share earned in the second quarter of 1995. Price to earnings (annualized) was 9.27 compared to 11.10, down 1.83, a direct result of bank earnings out pacing market value increases in Bancshares' stock. The strong earnings performance was driven by excellent loan demand as well as improved operating efficiencies. Improved operating performance can also be attributed to intense strategic planning that sets goals (1) To remain an independent community bank serving the needs of individuals, small businesses, corporations and agriculture customers; (2) To maximize the value of First Citizens to its shareholders by providing the highest level of customer service and the widest selection of quality products and services; (3) To consistently generate earnings that are at a minimum equal to that of peer banks; (4) To attract and retain high quality personnel, while rightsizing staffing levels to be more in line with peer banks; and (5) To continuously evaluate and invest in a product and service distribution system that will provide our customers with personal access as well as electronic delivery of products and services. The bank made great strides in accomplishing these goals in 1995 and the first half of 1996. Two new branches were opened to expand in the development of new and future business; Full-time equivalent employees were further reduced from 149 at June 30, 1995 to 145 at June 30, 1996. POD and item imaging was introduced to the market; An automated Teller system, "TellerPro" was installed; The bank's Automated Teller Machine network was converted from Deluxe, Inc. to Internet/Most, Reston, Virginia in June 1996. The switch to Internet/Most provides the bank with an innovative network for electronic and remote banking services. Electronic services provided by the network are ATM and POS servicing, while remote banking products include home banking programs using personal computers and screen phone devices as well as bill payment services. The bank's management believes that a successful electronic/home banking program is a key factor in accomplishing strategic planning goals set for the bank's future service delivery
system.   A Visa Check Card referred to as "Check Connection" was
developed and is currently in the first stage of testing. The "Check Connection" is expected to be introduced to bank customers around September 1, 1996. Visa Check Card is considered to be the most widely accepted debit card by consumers in today's market. Another strategic element included in the decision to add a debit card product was the selection of an online communication between the bank and retailer.
When debit transactions are authorized online, transactions are automatically memo posted to the Demand Deposit Account, eliminating certain elements of preapproval risk. Memo posted transactions are then deducted from the account when Visa settlement of the transaction occurs. The 1996 strategic planning sessions resulted not only in retaining the goals listed within this section, but also accomplished the development of a Technology Strategic Plan. Brintech, Inc. New Smyrna Beach, FL. was contracted in May, 1996 to perform a technology/ productivity assessment of First Citizens National Bank. Strategic action goals were adopted that includes, but not limited to the following: (1) Install Document Imaging in the loan department of the bank; (2) Evaluate a Marketing CIF system which will allow us to identify needs and opportunities which exist in the existing and potential customer base; (3) To maintain the IBM AS/400 as the bank's technology infrastructure; (4) To evaluate existing system interfaces as well as develop new system interfaces to eliminate redundant manual labor cost; and (5) To survey the market to identify the potential for Home Banking and Corporate Cash Management.

As a conscious effort to improve our return on assets and equity, the cost of funds was reduced from 4.60% at June 30, 1995 to 4.31% at June 30, 1996. Interest margins are projected to increase with continued
reductions in cost of funds.   Loan growth exceeded 12.89%, while
deposit growth was slightly less at 7.67 percent. Liquidity ratio at 6/30/96 was 17.09% including approved lines of credit totaling $20 million. Loan to deposit ratio is 83.64%, excluding Repurchase Agreements and loans funded with Federal Home Loan Bank borrowings. When including these items the liquidity ratio is 76.41 percent. Short term borrowings averaging $9,508,000 were used to fund financing activities for the quarter. A more thorough report of liquidity is included in this report in the Liquidity and Interest Rate Sensitivity Section.

Bad debt allocations increased approximately $143,000 or 6.45% when reviewing the periods under comparison. The percentage of loan loss reserve to total loans is well within policy guidelines of one percent. The reserve was increased to support growth and the addition of one credit line in the amount of $991,000 to the problem list. For more information reference the Analysis of the Loan Loss Reserve section of this report.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens liquidity, capital resources or results of operations. There currently exists no recommendation by regulatory authorities which if implemented, would have such an effect. There are no matters which have not been disclosed. Interstate Banking/Branching became a reality by legislation passed September 13,

1994. The act permits full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market place. There are presently four banks competing for deposit dollars and earning assets, two of which are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are two of the largest financial institutions in the state. While First Citizens has historically maintained in excess of 50% of local market share, statistics reflect a loss of approximately 2% over the past five years by both First Citizens and First Tennessee. This is reflective of increased competition brought about by the presence of two additional banks into the market place, both of whom were bought out by Union Planters National Bank. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services required for maintaining a satisfactory customer relationship moving into the next decade and beyond. A recent market analysis completed in September 1995 indicates a remarkably strong performance by First Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

The following table compares year-to-date non-interest income, and expense of First Citizens as of June 30, 1996, 1995, and 1994:

                           Non-Interest Income
                              (in thousands)

                June 30            June 30            June 30
                1996   % of Change  1995 % of Change    1994
Service Charges
 on Deposit
  Accts.       $663     10.50%      $600     5.07%      $571
Other Income   $701     56.47%      $448   (43.36%)     $791
Trust Income   $372     25.25%      $297     6.83%      $278

TOTAL NON-INTEREST
  INCOME     $1,736     29.07%    $1,345   (17.98%)   $1,640

Total Non-Interest Income is up over 29% when comparing June 30, 1996 to June 30, 1995 after declining 17.98% when comparing the same time periods in 1995 to 1994. The increase in 1996 is attributed to a 56.47% increase in other income; a 25.25% increase in Trust income; and a 10.50% increase in overdraft fee income. Other income increased due to a one time refund of $70,705 from bankruptcy trustees of Southeast Fort Worth Ltd, increased fee income received from the bank's subsidiary, Financial Plus, Inc. and security gains realized from the sale of investment portfolio securities. The Southeast refund partially reimbursed the bank for settlement made to trust customers by the bank in December 1989 who later filed for bankruptcy. In April, 1995, the per item overdraft fee increased from $17.50 to $20.00. In addition, a daily overdraft charge of $3.00 for each day the account is overdrawn after a 5 day grace period was raised to $5.00 per day. Non-Interest Income decreased in 1995 when compared to 1994 for two reasons: (1) a one time after tax credit of $178,000 resulting from the sale of other real estate was realized in the first quarter of 1994; and (2) a decline in fee income received from the Bank's subsidiary, Financial Plus, Inc.

Peer group comparisons published by the Federal Reserve March 1996 reflects Non-Interest Income for Bancshares was 1.05% compared to peer group banks of .90%.

                        Non-Interest Expense
                    1996 % of Change  1995 % of Change 1994

Salaries & Employee
 Benefits           $2,536   4.50%    $2,427   4.34%  $2,326
Net Occupancy
 Expense            $  901   7.17%   $  769  13.59%   $  677
Other Operating
 Expense            $1,298 (4.77%)   $1,363   9.39%   $1,246

TOTAL NON-INTEREST
  EXPENSE           $4,735  3.86%    $4,559   7.29%   $4,249

Total Non-Interest Expense reflects a marginal 3.86% increase when comparing 6/30/96 to 6/30/95. A comparison of Non-Interest Expense for 6/30/95 and 6/30/94 reflects a 7.29% increase. Salaries and employee benefits posted an increase of 4.50% in 1996 reflecting salary increases rather than additions to staff. Full-time equivalent employees as of 6/30/96 was 145 compared to 149 and 145 for the same time periods in previous years. The bank is currently in the process of employing four to six part-time tellers to complete the bank's teller training program. Part-time tellers are trained in a one month training program, then utilized to meet additional staffing needs during peak time hours and to support extended banking hours. The bank also employs approximately
16.5 employees to support non-traditional bank services. These services include Trust Department, 10 employees, Mortgage Lending, 3.5 employees; and Brokerage Service,3 employees. Net Occupancy Expense, up 17.17% due to increased computer services of $20,000; Depreciation, $60,000; Property Taxes $10,000; and Machine Service $12,000. Controls on Other Operating Expense continue to reduce expenses in this area. Other Operating Expense reduced 4.77% from 1995 after increasing 9.39% when comparing 1995 to 1994. Reductions in the cost of FDIC Insurance as well as professional services, bad check chargeoffs, and other real estate expenses are reflected in the reduction from 1995 to 1996. Total

Non-Interest Expense for peer banks as of March 1996 was 3.23% compared to peer group banks of 3.27%.

                                 Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending June 30 for the years indicated:

                                   COMPOSITION OF DEPOSITS
                                       (in thousands)
                       1996                 1995               1994
                 Average   Average   Average   Average  Average  Average
                 Balance    Rate     Balance    Rate    Balance   Rate
Non-Interest
Bearing Demand
Deposits         $ 26,303    -      $ 25,348    -      $ 24,361     -

Savings Deposits $ 73,362   3.12%   $ 64,485   3.03%   $ 65,059    2.64%

Time Deposits    $145,941   5.61%   $138,484   6.01%   $106,319    4.50%

TOTAL DEPOSITS   $245,606   4.27%   $228,317   4.50%   $195,739    3.32%

Growth in Total Deposits continues to be a challenge for First Citizens National Bank. The Company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for loans and deposits. According to a market share analysis, Bancshares holds approximately 50% (excluding overnight and fixed term repurchase agreements) of the bank deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A.( 22% of total county deposits), and Security Bank (14%). Union Planters, another regional bank also holds market share of 13 percent. First Citizens also competes with Dyersburg City Employees Credit Union and other types of financial service providers in the area. In spite of aggressive competition, total deposits increased $17.2 million and $32.5 million when comparing 6/30/96 to 6/30/95 and 6/30/94. A review of the composition of deposits in 1996 reflects growth of $8.8 million in savings deposits and $7.4 million in time deposits. Approximately $32 million in deposit growth in 1995 was centered primarily in the time
deposit category.   Other factors contributing to the substantial growth
in 1995 was rising interest rates and the purchase of $8 million in
deposits in the Ripley Branch acquisition.   An analysis of 1994
reflects customers response to low interest rates paid on deposits and their reluctance to recommit funds into bank certificates of deposits. Demand deposits have remained relatively flat when reviewing the years under comparison. However, sweep account funds totaling $14,385,000 are not included in the average balances for non-interest bearing demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $21,953,000 at an average rate of 4.39% for the second quarter of 1996. The average rate paid on deposits has continued to drop when reviewing each quarter end from 1995 to 1996. The average rate was 4.27% at 6/30/96 compared to 4.50% at 6/30/95. The average rate paid on time deposits reflected
the most significant drop from 6.01 percent to 5.61 percent.    There
were no significant changes to products and services during the first half of 1996.

The following tables set forth the maturity distribution of Certificates of Deposits and other time deposits of $100,000 or more outstanding on the books of First Citizens on June 30, 1996. The overall total reflects an increase of $8.7 million when compared to June 1995 total.

          Maturity Distribution Of Time Certificates Of Deposit
          In Amounts of $100,000.00 Or More As Of June 30, 1996

                              (in thousands)
            Maturity                      Total Amount
       3 months or less                    $ 6,047
       3 through 6 months                  $10,019
       6 through 12 months                 $ 9,718
       over 12 months                      $ 7,138
                                   Total   $32,922

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on the earnings assets and average costs on the interest bearing liabilities. Average yield on interest earning assets dropped slightly from 8.92% at 6/30/95 to 8.85% at 6/30/96. Total interest earning assets as of 6/30/96 was $278,894,000 up from $254,536,000 for the same quarter end in 1995. Rates paid on total interest bearing liabilities declined approximately 30 basis points when comparing June 1996 to June 1995. The rate paid on total interest bearing liabilities was 3.78% at 6/30/94. Net yield on average earning assets was 4.62%, 4.38% and 4.94% as of 6/30/96, 1995, and 1994. The bank set a goal at the end of the second quarter of 1995 to reduce cost of funds. Reductions in interest expense have resulted in an annualized savings of $699,000. The average rate paid on deposits in 1996 was 4.27% compared to 4.50% in 1995, reducing annualized interest expense by $564,000. First Citizens has historically outperformed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place that effectively monitor interest rate sensitivity. Interest margins are managed to achieve acceptable profits and a return on equity within policy guidelines.

                                   First Citizens National Bank
                                      Quarter Ending June 30
                            Monthly Average Balances and Interest Rates
                                          (in thousands)
                                1996                     1995                    1994
                     Average           Average Average          Average Average         Average
                     Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)    $201,919 $4,828   9.57%  $178,914 $4,395   9.82%  $156,607 $3,561    9.10%
Investment Securities:
  Taxable            $ 65,866 $1,126   6.84%  $ 62,072 $1,030   6.63%  $ 50,265 $  757    6.02%
Tax Exempt (4)       $ 10,886 $  208   7.65%  $ 10,165 $  197   7.76%  $ 13,725 $  258    7.52%
Interest Earning
  Deposits           $    135 $    2   5.93%  $    164 $    2   4.87%  $    102 $    1    3.92%
Trading Account      $      - $    -      -   $     -  $    -      -   $    100 $    -      -
Federal Funds Sold   $     83 $    3  14.46%  $  3,211 $   49   6.11%  $    921 $   10    4.34%
Lease Financing      $      5 $    -      -   $     10 $    1  40.00%  $     51 $    1    7.84%
Total Interest
  Earning Assets     $278,894 $6,167   8.85%  $254,536 $5,674   8.92%  $221,771 $4,588    8.28%
NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks              $ 9,549 $      -     -   $  9,263 $    -      -   $  8,853 $    -      -
Bank Premises and
  Equipment          $ 8,585 $      -     -   $  8,595 $    -      -   $  7,911 $    -      -
Other Assets         $ 4,651 $      -     -   $  4,707 $    -      -   $  3,246 $    -      -
Total Assets        $301,679 $      -     -   $277,101 $    -      -   $241,781 $    -      -

LIABILITIES AND
SHAREHOLDERS' EQUITY:
INTEREST BEARING
 LIABILITIES:

Savings Deposits    $ 73,362 $   572   3.12%  $ 64,485 $  490  3.03%   $ 65,059 $  430    2.64%
Time Deposits       $145,941 $ 2,046   5.61%  $138,484 $2,084  6.01%   $106,319 $1,196    4.50%
Federal Funds
 Purchased and
 Other Interest
 Bearing
  Liabilities       $ 28,101 $   333   4.74%  $ 24,410 $  317  5.19%   $ 24,237 $  224    3.70%
Total Interest
 Bearing
  Liabilities       $247,404 $ 2,951   4.78%  $227,379 $2,891  5.08%   $195,615 $1,850    3.78%
 NON-INTEREST
  BEARING
  LIABILITIES:
Demand Deposits     $ 26,303 $     -     -    $ 25,348 $    -     -    $ 24,361 $    -      -
Other Liab.         $  2,300 $     -     -    $  1,979 $    -     -    $  1,503 $    -      -
Total Liab.         $276,007 $     -     -    $254,706 $    -     -    $221,479 $    -      -
SHAREHOLDERS'
  EQUITY            $ 25,672 $     -     -    $ 22,395 $    -     -    $ 20,302 $    -      -

TOTAL LIABILITIES
 AND SHAREHOLDERS'
 EQUITY             $301,679 $     -     -    $277,101 $    -     -    $241,781 $    -      -
NET INTEREST
 INCOME             $      - $ 3,216     -    $      - $2,783     -    $      - $2,738      -
NET YIELD ON
 AVERAGE EARNING
 ASSETS
 (ANNUALIZED)       $      - $     -   4.62%  $      - $    -  4.38%   $      - $    -    4.94%

[FN]
(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)    Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                                  COMPOSITION OF LOANS

The loan portfolio, First Citizens' largest earning asset, has grown from $136,873,000 at 6/30/92 to $209,255,000 at 6/30/96. Loan growth for the past twelve months represents $23.8 million or 12.89% increase. In a report addressed to the Board of Directors on May 31, 1996, Internal Loan Review determined the loan portfolio to be in sound condition based on the percentage of problem loans to gross capital funds. Problem loans totaled $3,566,698 or 12.63% of gross capital. When combined with Other Real Estate Owned of $19,421, problem loan totals represent 12.70% of gross capital funds. Problem loan totals have increased $312,519 or 9.60% within the last twelve months. Watch list loans represent a balance of $8,856 at 5/31/96. Delinquent commercial loans of more than 30 days past due total $2,665,992 or 1.48% of the commercial loan portfolio, while delinquent installment loans more than 30 days comprise 2.12% of the installment loan portfolio. Credit and collateral exceptions are at an acceptable level according to Loan Administration.

The loan portfolio is made up of quality loans and is well diversified with no concentrations of credit. Real Estate Loans comprise $131,643,000 or 62.91% of the total portfolio. The upward trend in both construction and mortgage loans is attributed to substantial growth in both population and number of households recorded in Dyer County over the past decade. First Citizens is located in the Dyersburg/Dyer County trade area, having a population of approximately 40,000. The entire trade area has out paced both the state and the nation in per capital personal income growth since the early 1980's. The State of Tennessee projects that per capital income in the area will be greater than the national average by the year of 2000. The mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing 40.5%. Dyer County's unemployment rate at 6/30/96 was 7.2%, up from figures of 5.2% in February 1996 and weaker than the State of Tennessee's rate of 4.8%. Manufacturers within the area have indicated that increased unemployment was caused by a softness in demand for their products. Also during the last half of 1995 a local factory was closed causing the loss of some 400 jobs. It is projected that approximately 50 jobs will be created from the opening of a plant located at the Dyersburg Industrial Park in the second to third quarter of 1996. Other industries located in Dyersburg and the surrounding areas have announced either the opening date of a manufacturing plant or expansion of an existing facility. Layoffs are more prevalent in the first quarter of 96 than in 95, but are not considered to be a serious problem overall. Retailers reported that sales appear to be gaining strength. Local economic conditions are stable and represent no immediate threat to the loan portfolio.

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

Diversification of the banks' real estate portfolio is a necessary and desirable goal of the bank's real estate loan policy. In order to achieve and maintain a prudent degree of diversity, given the composition and general economic state of the bank's market area, the bank will strive to maintain a real estate loan portfolio diversification based upon the following:

*Agricultural loans totaling in aggregate no more than 20% of the Bank's total loans;

*Land acquisition and development loans totaling in aggregate no more than 10% of the Bank's total loans;

*Commercial construction loans totaling in aggregate no more than 10% of the Bank's total loans;

*Residential construction loans totaling in aggregate no more than 10% of the Bank's total loans;

*Residential mortgage loans totaling in aggregate no more than 40% of the Bank's total loans; and

*Commercial loans totaling in aggregate no more than 30% of the Bank's total loans.

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

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $22,936,000 as of 6/30/96.

The average yield on loans of First Citizens National Bank for the second quarter of the years indicated is as follows:

                               1996 -  9.57%
                               1995 -  9.82%
                               1994 -  9.10%
                               1993 -  9.38%
                               1992 - 10.05%

The following table sets forth loan totals net of unearned income by category for the past five years:

                                            June 30
                                         (in thousands)

                            1996    1995     1994      1993      1992
Real Estate Loans:
 Construction            $ 14,924 $ 12,619 $  8,681   $  6,881  $  4,712
  Mortgage               $116,719 $102,235 $ 91,510   $ 83,383  $ 79,695

Commercial, Financial
  and Agricultural Loans $ 53,279 $ 48,010 $ 44,164  $ 35,433   $ 34,428

Installment Loans to
  Individuals            $ 22,083 $ 20,518 $ 16,953 $ 15,233    $ 15,579

Other Loans              $ 2,250  $  1,978 $  3,998 $  2,098    $  2,459

TOTAL LOANS              $209,255 $185,360 $165,306 $143,028    $136,873

       Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $91,477,000 or 43.71% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is up from 41.80% at 6/30/95 reflecting efforts of the customer base to lock in lower interest rates available in those time periods. Maturities in the one to five year category total $121,140,000 reflecting a moderate increase of $8,000 when compared to 6/30/95. The trend to lock in interest rates reflected in previous year comparisons is projected to continue in 1996.

                                          Due after
                         Due in one       one year but         Due after
                        year or less     within five years    five years
                                           (in thousands)

Real Estate                $25,162           $90,957             $15,524
Commercial, Financial
 and Agricultural          $39,521           $10,060             $ 3,698

All Other Loans            $ 4,176           $20,123             $    34

TOTAL                      $68,859          $121,140             $19,256

Loans with Maturities After One Year for which:
                                                         (in thousands)
       Interest Rates are Fixed or Predetermined             $117,778
       Interest Rates are Floating or Adjustable             $ 22,618

                          NON-PERFORMING ASSETS


A review of non-performing assets for the years under comparison reflects a continous reduction until 1996. Non-performing loans increased over 35% when comparing June 30, 1996 to June 30, 1995 due to the placement of one loan (Bennett Funding, Inc. $991,029) on non-accrual status. Total non-performing loans are .88% at 6/30/96 compared to .73% at 6/30/95. Peer group ratios for those same time periods were
 .73% and .56 percent. The provision of loan losses increased in proportion to loan growth as required by loan policy. Experience of the lending and loan review staff as well as adherence to policy lends a comfort level to the portfolio and supports the Loan Loss Allowance at
the present level.    In April 1996, First Citizens was made aware that
Bennett Funding Group, Inc., Syracuse, New York had filed Chapter 11 Bankruptcy and that legal claims had been filed against the company's
CEO claiming among other things the selling of fictitious leases.
Assets of the corporation have been frozen as a result of the bankruptcy filing. First Citizens National Bank is a holder of outstanding debt on Bennett Funding Group, Inc. In the principal balance of $991,029 down from the beginning balance of $1,699,880. The bank holds 176 outstanding leases securing this debt. Of the total, 25 have been contacted using the acceptable language provided by Bennett. Response received indicate that the equipment securing the leases is in place and in working order. All leases have been reinspected and we have no reason to believe there are fictitious or fraudulent leases in our portfolio. First Citizens has joined with other banks, also purchasers of leases from Bennett Funding, to employ legal representation as a group until all facts can be sorted out. At this time no loss is expected. The Kansas Bankers Surety Company, holder of the bank's blanket bond insurance policy has been notified of the issue. The loan has been added to the problem list and an allocation made to the loan loss reserve in the amount of $200,000 to cover any exposure to the bank not covered by the bond.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the six months ending 6/30/96 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $83,000. Interest income on loans reported as ninety days past due and on interest accrual status was $6,000 for year-to-date 1996. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loan total at June 30, 1996 was zero.

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

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

                           Non-Performing Loans
                                 June 30
                              (in thousands)

                                        90 Days Past Due
      Year     Non-Accrual              Accruing Interest   Total

     1996        $1,725                    $  116           $1,841

     1995        $  869                    $  490           $1,359

     1994        $  889                    $  520           $1,409

     1993        $1,466                    $  142           $1,608

     1992        $2,239                    $  801           $3,040

                         LOAN LOSS EXPERIENCE AND
                         RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $96,000 (2) recovery of loans previously charged off - $32,000 and (3) additions to Reserve - $134,000. Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and deposit accounts.

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

     RESERVE REQUIRED                                      $

     RESERVE BALANCE                                       $

     EXCESS (DEFICIT)                                      $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %
     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/96 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural           $200,000
  Real Estate-Construction                            -0-
  Real Estate-Mortgage                            100,000
  Installment Loans to individuals &
   credit cards                                   100,000
  Lease financing                                     -0-
Foreign                                               N/A
               01/01/96 through 12/31/96   Total $400,000

The book value of repossessed real property held by Bancshares and First Citizens National Bank is $853,000 at 6/30/96 compared to $941,000 at 6/30/95. Property held on the books of Bancshares is a strip shopping center valued at $655,000 and a parcel of land purchased for expansion of the Midtown Branch in 1988. Expansion plans were abandoned after a decision was made to construct the Industrial Park Branch. This property valued at $164,000 has been classified as ORE and is being offered for sale. The remaining balance represents other real estate held by First Citizens National Bank. Efforts to market the property held by the Holding Company are on-going.

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

             Loan Loss Experience and Reserve for Loan Losses
                       Quarter ending June 30
                          (in thousands)
                         1996      1995      1994      1993    1992
Average Net Loans
Outstanding            $201,924 $178,924  $156,658  $140,410  $135,014

Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  2,289 $  2,115  $  1,795  $  1,832  $  1,798

Loan Charge-Offs       $   (96) $    (56) $    (50) $    (69) $   (271)

Recovery of Loans
Previously Charged Off $    32  $     41  $     34  $     38  $    100

Net Loans Charged Off  $   (64) $    (15) $    (16) $    (31) $   (171)

Additions to Reserve
Charged to Operating
Expense                $   134  $     86  $    100  $    119  $    130

Balance at End of
Period                 $ 2,359  $  2,186  $  1,879  $  1,920  $  1,757

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding              (.04%)    (.01%)     (.01%)    (.02%)    (.13%)

The following table will identify charge-offs by category for the period ending 6/30/96.

Charge-Offs:
Domestic
  Commercial, Financial and Agricultural      $ 42
  Real Estate - Construction                     0
  Real Estate - Mortgage                        10
  Installment Loans to Individuals              40
  Lease Financing                                0
  Credit Cards                                   4
    Total                                     $(96)
Recoveries:
Domestic:
  Commercial, Financial and Agricultural       $ 6
  Real Estate - Construction                     0
  Real Estate - Mortgage                         1
  Installment Loans to Individuals              21
  Lease Financing                                0
  Credit Cards                                   4
    Total                                     $ 32
             Net                              $(64)

Management estimates charge-offs for period ending 12/31/96 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural             $200,000
  Real Estate-Construction                            -0-
  Real Estate-Mortgage                              100,000
  Installment Loans to individuals & credit cards   100,000
  Lease financing                                     -0-
Foreign                                               N/A
             01/01/96 through 12/31/96   Total     $400,000

INVESTMENT SECURITIES

The book value of listed investment securities as of the dates indicated are summarized as follows:

                   Composition of Investment Securities

                                  June 30
                              (in thousands)

                        1996     1995      1994      1993      1992
U. S. Treasury &
 Government Agencies  $63,154   $53,754   $46,480   $53,792   $56,452
State & Political
 Subdivisions         $10,756   $10,019   $14,093   $ 8,496   $ 6,143
All Others            $ 3,435   $ 4,151   $ 6,021   $ 5,144   $ 4,769

          TOTALS      $77,345   $67,924   $66,594   $67,432   $67,364

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the second quarter, 1996 increased approximately $9.4 million when compared to the same time period in 1995. Securities contained within the portfolio consist primarily of U. S. Treasury and Government Agencies ($63,154,000).

Tax Free Investments total approximately $10 million. Book value of $75,045,583 compared to market value of $73,923,550 results in an unrealized loss of $1,122,332, a direct result of declining interest rates. It is projected that investments will be held to maturity, therefore no loss should be incurred. The average life of the portfolio is 3.92 years compared to peer banks of 3.5 years. The average yield on the investment portfolio at quarter end was 6.76% compared to peer bank yield of 6.50%.

Security purchases for the quarter totaled $8,465,396 consisting of government backed securities primarily with call features. Securities purchased were placed in the Available for Sale Account. Security sales made during the quarter ending 6/30/96 totaled $4.5 million at a net profit of $8,988. All sales were made from the Available for Sale Account. There was no trading account activity during the quarter.

Fixed rate holdings currently have an expected average life of 4.0 years. It is estimated that this average life would extend to 5.1 years should rates rise 100 basis points and 5.4 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. For rates down 100 basis points the average life would decrease to 2.3 years.

In terms of price sensitivity, we estimate that if rates were to increase 100 basis points, the market value of the portfolio would fall by 1.8%, while at rates up 200 basis points the market value would fall by 5.7 percent. This equates to the price sensitivity of the 3 to 4 year Treasury bond, consistent with the current average life of the portfolio. For rates down 100 basis points we estimate that the market value would increase by approximately 2.1 percent.

The adjustable rate holdings all reprice on an annual or more frequent basis and currently have an average life of 4.9 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of about a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolio accounts for Held-To-Maturity, Available-For-Sale, and Trading Account Investments.

As of June 30, 1996 approximately 59.47% of the total portfolio was placed in the Available-for-Sale account. The remaining 40.53% was booked in the Held-to-Maturity account. FASB 115 also required banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-To-Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market, requirements of FASB 115 resulted in a negative capital entry of $830,292.

Maturities in the portfolio are made up of 7% within one year, 50% after one year and within five years, 30% after five years and within 10 years, and 13% after 10 years. Policy provides for 20% maturities on an annual basis. Maturities were extended from 5 to 10 years on most securities purchased since the latter half of 1995. Management made a conscious effort to extend maturities for a higher yield on the portfolio. Securities purchased with extended maturities bear call features ranging from 1 to 3 years.

First Citizens National Bank has not engaged in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).
                                           Investment Securities
                                Held to Maturity      Available for Sale
                                              June 30, 1996
                                              (in thousands)
                                Amortized      Fair   Amortized    Fair
                                  Cost        Value     Cost       Value

U.S. Treasury Securities        $ 3,013     $ 2,988   $ 7,444   $ 7,432
U.S. Government agency
and corporation obligations
(exclude mortgage-backed
securities):
   Issued by U.S. Government
   agencies (2)                     150         149         0         0
   Issued by U.S. Government-
   sponsored agencies (3)        18,521      18,320    25,234    24,551
Securities issued by states
and political subdivisions
in the U.S.:
   General obligations            3,750       3,740     3,678     3,622
   Revenue obligations            2,497       2,477       901       889
   Industrial development and
   similar obligations                0           0         0         0
   Mortgage-backed securities (MBS):
   Pass-through securities:
       Guaranteed by GNMA           353         357     3,024     2,959
   Issued by FNMA and FHLMC         903         893       404       431
   Other pass-through securities      0           0         0         0
Other mortgage-backed securities-
 (Include CMOs, REMICs, and
  Stripped MBS):
    Issued or guaranteed by FNMA,
     FHLMC, or GNMA               1,142       1,125     3,752     3,709
    Collateralized by MBS issued
     or guaranteed by FNMA, FHLC,
     or GNMA                          0           0         0         0
    All other mortgage-backed
     securities                       0           0         0         0
Other debt securities:
   Other domestic debt securities   998         998         0         0
   Foreign debt securities            0           0         0         0
Equity securities:
   Investments in mutual funds        0           0         0         0
   Other equity securities with
   readily determinable fair
   values                             0           0       763       761
All other equity securities (1)       0           0     1,664     1,664
    Total (4)                    31,327      31,047    46,864    46,018

(1) Includes equity securities without readily determinable fair values at historical cost.
(2) Includes Small Business Administration "Guaranteed Loan Pool Certificates," U.S. Maritime Administration obligations, and Export-Import Bank participation certificates.
(3) Includes obligations (other than mortgage back securitites) issued by the Farm Credit System, the Federal Home Loan Bank System, the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Financing Corporation, Resolution Funding Corporation, the Student Loan Marketing Association, and the Tennessee Valley Authority.
(4) Includes Parent and Subsidiary.

                          Investment Securities
                        Unrealized Gains/(Losses)
                              June 30, 1996

                                Unrealized  Unrealized     Net
                                 Gains        Losses   Gains/Losses

U.S. Treasury Securities            77        116          (39)
Obligations of U.S. Government
 Agencies and Corp                 320      1,309         (989)
Obligations of States and
 Political Subdivisions             26        123          (97)
Fed Reserve & Corp Stock             1          2           (1)

   Totals                          424      1,550        1,126


             Maturity and Portfolio Percentages June 30, 1996
                              (in thousands)

                             After One Year   After Five Years        After
           Within One Year  Within Five Years  Within Ten Years     Ten Years
           Amount    %        Amount   %        Amount     %     Amount     %

6/30/96  $ 5,329   (7%)     $38,620 (50%)    $22,895   (30%)  $10,501   (13%)

6/30/95  $ 3,279   (5%)     $49,381 (73%)    $11,609   (17%)  $ 3,655    (5%)

6/30/94  $16,058  (24%)     $31,208 (47%)    $13,604   (20%)  $ 5,724    (9%)

6/30/93  $17,023  (25%)     $41,179 (61%)    $ 1,407    (2%)  $ 7,823   (12%)

6/30/92  $21,115  (31%)     $33,229 (49%)    $11,901   (18%)  $ 1,119    (2%)

                              Maturity and Yield on Securities June 30, 1996
                                       (in thousands)

                                                   Maturing
                                      After One Year    After Five Years     After
                    Within One Year  Within Five Years  Within Ten Years   Ten Years
                    Amount    Yield   Amount    Yield   Amount    Yield   Amount Yield
U.S. Treasury and
Government Agencies $4,551   6.62%   $30,064   6.61%  $18,563    6.88% $ 9,976   7.18%

State and Political
Subdivisions*       $  280   5.54%   $ 8,055   7.16%  $ 1,896    7.17% $   525   7.63%

All Others          $  498   6.31%   $   501   6.00%  $ 2,436    5.60% $     -       -

TOTALS              $5,329   6.54%   $38,620   6.72%  $22,895    6.77% $10,501   7.20%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

Parent Company's investments are included in the table.

                 Return on Equity and Assets

Improved earnings are reflected when reviewing financial ratios for the years 1992 thru 1996. Management has made an ongoing effort to control expenses and maximize earnings to achieve earnings comparable to peer group banks. An analysis of return on assets at June 30, 1996 reflects a upward swing when compared to 6/30/95, after declining slightly. Accelerated asset growth coupled with rising rates paid on interest bearing deposits had a significant impact on earnings in the first quarter of 1995. A comparison of total assets at 6/30/96 and 6/30/95 reflects an average growth rate in excess of 6 percent. Assets continue to grow at an accelerated rate in 1996. However, interest margins have expanded to achieve a ROA in excess of 1995.

Increased expenses during the 1st quarter of 1995 can be attributed to the addition of two branch banks opened in November, 1994 and January, 1995 and the installation cost of POD, Statement Imaging and a Teller Platform System.

The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing quality customer service. The Bank's management and employees are rewarded with incentive compensation based on the level of ROA achieved at year end. A return on assets of 1.25% is required if maximum benefits are to be realized. 1996 strategic planning resulted in a decision to investigate the establishment of a bank owned finance and insurance company. The strategic goal was set to offer additional services in the market place and to increase fee and interest income.

Total shareholder's equity (including Loan Loss Reserve) of
First Citizens Bancshares as of 6/30/96 was $27,728,000 compared to $27,103,000 at 12/31/95.

Percentage of Dividends declared per common share to net income per common share increased when comparing 6/30/96 to 6/30/95. Number of shares outstanding continues to increase due to shares of stock issued on a quarterly basis to service the Dividend Reinvestment Program. A stock repurchase program, approved by the Board of Directors in 1994 for the purpose of acquiring shares to service the program has been ineffective. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under the terms of the repurchase program, the company will repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come, first served basis. A 10% stock dividend was declared October 21, 1992 payable to shareholders of record December 15, 1992, thereby increasing outstanding shares. Earnings per share have been adjusted accordingly. During the third quarter of 1993, a
2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The numbers of shares outstanding increased proportionately with no effect on capital. An amendment to the Company's Charter by the shareholders in April, 1994 approved an increase in the number of shares authorized from 750,000 to 2,000,000.

The table below presents for First Citizens Bancshares, Inc.
certain operating ratios year-to-date as of June 30: (not annualized)

                                 1996   1995   1994    1993

Percentage of Net Income to:
Average Total Assets             .65%    .50%   .65%   .62%

Average Shareholders Equity     7.09%   5.51%  7.06%  7.24%

Percentage of Dividends Declared
Per Common Share to Net Income
Per Common Share               24.95%  32.28% 23.81% 23.36%

**Percentage of Average
   Shareholders' Equity to
   Average Total Assets         9.87%  9.98%  9.92%   8.53%

**Represents primary capital - including reserve for loan losses account


            LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities and consistently remains between 10 and 15 percent. The stability of our deposit base, sound/asset liability management, a strong capital base and quality assets assure adequate liquidity. Strong loan demand and seasonal growth in agricultural lines of credit will place the bank in a tight liquidity position May through October, 1996. Loan to deposit ratio including repurchase agreements and Federal Home Loan Bank borrowings is 76.41% at 6/30/96. Deposit growth at quarter end was slightly over 7%, while loan growth exceeded 12 percent.

To address liquidity concerns the bank has the following sources available: (1) Approved lines of credit with the Federal Home Loan Bank totaling $11.5 million and correspondent banks totaling $9 million; (2) Loans in excess of $68 million maturing in one year or less; and (3) Investment Securities of $21 million with maturity dates of one year or less. At June 30, 1996 Federal Home Loan Borrowings (short and long term) totaled $11.3 million. These borrowings are maturity matched with specific loans and investments on the books of the bank. In May, 1996, the bank purchased $5 million in State of Tennessee Certificates of Deposits. $2 million was purchased at 5.30% for a period of 6 months and $3 million was purchased at 5.50% for l year.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.
Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are more interest rate sensitive than long-term investment securities and fixed rate loans. The shorter term interest sensitive assets and liabilities are the key to measurement of the interest sensitivity gap. Minimizing this gap is a continual challenge and is a primary objective of the Asset/Liability Management Program.

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

                                               CONDENSED GAP REPORT
FIRST CITIZENS NATIONAL BANK
DYERSBURG, TN                                  --------------------
                                                 CURRENT BALANCES
                                               --------------------
                                                     06/30/96
                                                  (in thousands)
                                 DAILY    0-1    1-2   2-3     3-6      6-12    1-2     2+
                          TOTAL FLOATING MONTH MONTHS MONTHS  MONTHS   MONTHS  YEARS  YEARS
            ----------------------------------------------------------------------------------
CASH AND DUE FROM
CURRENCY AND COIN      3,305       -       -       -       -       -       -       -   3,305
DUE FROM BANKS         2,340       -       -       -       -       -       -       -   2,340
CASH ITEMS             5,029       -       -       -       -       -       -       -   5,029
MONEY MARKET             135     135       -       -       -       -       -       -       -
TOTAL CASH & DUE FROM 10,809     135       -       -       -       -       -       -  10,674

INVESTMENTS           76,667   7,468       -       -   1,332   1,332   8,515  12,492  45,528
TOTAL INVESTMENTS     76,667   7,468       -       -   1,332   1,332   8,515  12,492  45,528

LOANS
COMMERCIAL FIXED     156,065       -   5,563   2,521   2,627  10,442  18,859  25,459  90,594
COMMERCIAL VARIABLE   44,294  44,294       -       -       -       -       -       -       -
HOME EQUITY LOANS      4,760   4,760       -       -       -       -       -       -       -
SEC MORTGAGE             161     161       -       -       -       -       -       -       -
CREDIT CARDS           1,679       -       -       -       -       -   1,679       -       -
FACTORING REC            287       -     287       -       -       -       -       -       -
OVERDRAFTS               284       -     284       -       -       -       -       -       -
NON-ACCRUAL LOANS      1,725       -       -       -       -       -       -       -   1,725
TOTAL LOANS          209,255  49,215   6,134   2,521   2,627  10,442  20,538  25,459  92,319
LOAN LOSS RESERVE      2,359       -       -       -       -       -       -       -   2,359

NET LOANS            206,896  49,215   6,134   2,521   2,627  10,442  20,538  25,450  89,960

FED FUNDS SOLD             -       -       -       -       -       -       -       -       -

TOTAL EARNING ASSETS 283,563  56,683   6,134   2,521   3,959  11,774  29,053  37,951 135,488

OTHER ASSETS
BUILDING, F&F AND LAND 8,492       -       -       -       -       -       -       -   8,492
OTHER REAL ESTATE         19       -       -       -       -       -       -       -      19
OTHER ASSETS           5,419       -       -       -       -       -       -       -   5,419

TOTAL OTHER ASSETS    13,930       -       -       -       -       -       -       -  13,930

TOTAL ASSETS         308,302  56,818   6,134   2,521   3,959  11,774  29,053  37,951 160,092

DEMAND DEPOSITS
BANKS                     39       -       -       -       -       -       -      -       39
DEMAND DEPOSITS       27,038       -       -       -       -       -       -      -   27,038

TOTAL DEMAND          27,077       -       -       -       -       -       -      -   27,077

                                                        CONDENSED GAP REPORT
                                                        --------------------
                                                          CURRENT BALANCES
                                                        --------------------
                                                              06/30/96
                                                           (in thousands)

                                DAILY    0-1     1-2    2-3     3-6     6-12    1-2     2+
                        TOTAL  FLOATING MONTH  MONTHS  MONTHS  MONTHS  MONTHS  YEARS  YEARS
- ----------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS         19,270       -      -       -       -     -        -       -   19,270
NOW ACCOUNT             24,111       -      -       -       -     -        -       -   24,111
BUSINESS CHECKING           85       -      -       -       -     -        -       -       85
IMF-MMDA                11,275  11,275      -       -       -     -        -       -        -
FIRST RATE ACCOUNT      12,795  12,795      -       -       -     -        -       -        -
DOGWOOD CLUB             4,883       -      -       -       -     -        -       -    4,883
TOTAL SAVINGS           72,419  24,070      -       -       -     -        -       -   48,349

TIME DEPOSITS
FLEX-CD                 92,260      -   8,166   5,014   5,749   23,920   29,726 15,772  3,913
LARGE CD-FLEX           32,922      -   2,171   1,983   1,893   10,019    9,718  6,038  1,100
IRA-FLOATING               159     159      -       -       -     -        -       -        -
IRA-FIXED               21,119      -     584     403     470    1,792    5,324  4,552  7,994
CHRISTMAS CLUB             286      -       -       -       -      286     -       -        -

TOTAL TIME             146,746     159 10,921   7,400   8,112   36,017  44,768 26,362  13,007


TOTAL DEPOSITS         246,242  24,229 10,921   7,400   8,112   36,017  44,768 26,362  88,433


SHORT TERM BORROWINGS
TT&L                     1,000   1,000      -       -       -       -       -       -       -
SECURITIES SOLD-SWEEP   14,385  14,385      -       -       -       -       -       -       -
SECURITIES SOLD-FIXED    7,568       -  1,299   1,662   3,044     100   1,070     393       -
FHLB-SHORT TERM          7,300   7,300      -       -       -       -       -       -       -
FHLB-LIBOR INVESTMENT    1,907       -  1,907       -       -       -       -       -       -
FHLB-LONG TERM           2,154       -      -       -       -       -       -       -   2,154

TOTAL SHORT TERM BORR.  34,314  22,685  3,206   1,662   3,044     100   1,070     393   2,154

OTHER LIABILITIES
ACCRUED INT PAYABLE      2,011       -      -       -       -       -       -       -   2,011
OTHER LIABILITIES          243       -      -       -       -       -       -       -     243

TOTAL OTHER LIABILITIES  2,254       -      -       -       -       -       -       -   2,254

TOTAL LIABILITIES      282,810  46,914 14,127   9,062  11,156  36,117  45,838  26,755  92,841

CAPITAL
COMMON STOCK             2,000       -      -       -       -       -       -       -   2,000
SURPLUS                  4,000       -      -       -       -       -       -       -   4,000
UNREALIZED GAIN(LOSSES)   (498)      -      -       -       -       -       -       -    (498)
UNDIVIDED PROFITS       19,990       -      -       -       -       -       -       -  19,990

TOTAL CAPITAL           25,492       -      -       -       -       -       -       -  25,492


TOTAL LIAB. & CAPITAL  308,302  46,914 14,127   9,062  11,156  36,117  45,838  26,755 118,333

GAP (SPREAD)                 -   9,904 -7,993  -6,541  -7,197 -24,343 -16,785 11,196   41,759
GAP % TOTAL ASSETS           -    3.21  -2.59   -2.12   -2.33   -7.90   -5.44    3.63   13.54
CUMULATIVE GAP               -   9,904  1,911  -4,630 -11,827 -36,170 -52,955 -41,759       -
CUMM. GAP % TOTAL ASSETS     -    3.21   0.62   -1.50   -3.84  -11.73  -17.18  -13.54       -
SENSITIVITY RATIO            -    1.21   1.03    0.93    0.85    0.69    0.68    0.78    1.00

                         NOTES TO THE GAP REPORT

1. The gap report reflects interest sensitivity positions during a flat rate environment. These time frames could change if rates rise or fall.

2.   Repricing over-rides maturity in various time frames.

3. Demand deposits, considered to be core deposits, are placed in the last time frame due to lack of interest sensitivity.

4. Savings accounts, also considered to be core deposits, are placed into the +2 year time frame. In a flat rate environment, saving accounts tend not to reprice or liquidate. Savings deposits become price sensitive after a major increase in the 6 month CD rate. Accounts are placed in this category instead of the variable position due to history and characteristics.

5. Policy for cumulative gap positions at FCNB are established at less than 15 percent. Seasonality is factored in the gap statements due to short term borrowing situations which exist March through October. As a result, the core December statement will be the most meaningful. Approximately 40% - 50% of CD customers have maturities of 6 months or less. The banks net interest income exposure limit is $.065% of total assets. The net interest income exposure or limit as a percent of unimpaired capital is .76 percent. Currently, the bank's exposure is less than established limits.

6. FCNB would benefit from a flat rate environment. If interest rates rise rapidly, net interest income could be adversely impacted. First Citizens Liquidity would be negatively impacted should interest rates drop prompting an increase in loan demand. Adequate lines of credit are available to handle liquidity needs.

                            Capital Resources

Total shareholders' equity of First Citizens Bancshares as of June 30, 1996, was $27,728,000. Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding Loan Loss Reserves):

                 1996    1995    1994    1993    1992
                 8.93%   9.09%   9.14%   8.82%   7.92%

Increasing the capital base of the Company is a vital part of strategic planning. Although the present capital to asset ratio remains well in excess of the level required by regulators for banks our size, management is aware of the importance of this base.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. The minimum risk-based capital ratio established by the Federal Reserve is 8 percent. At least one-half or 4% must consist of core capital (Tier 1), and the remaining 4% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 Capital/Supplementary Capital consists of the allowance for loan and lease losses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares' capital consists entirely of Tier 1 components, with the exception of the allowance for loan and lease losses.

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing the years included in the above table. Risk-based capital ratio as of 6/30/96 was 13.07%, significantly in excess of the 8% mandated by the Regulatory Authorities. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

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

                       Part II - Other Information

Item 1.  Changes in Securities

Dividends paid to Shareholders of First Citizens Bancshares, Inc. are funded by dividends to the Bank Holding Company from First Citizens National Bank. Federal Reserve Bank regulators would be critical of a bank holding company that pays cash dividends not covered by earnings or that are funded from borrowings or unusual or non-recurring gains, such as the sale of property or assets. Under rules set forth by the Comptroller of the Currency in Interpretive Ruling 7.6100, the board of directors of a national bank may declare dividends as it may judge to be expedient, subject to statutory limitations which deal with the balance of the surplus account, sufficiency of net profits, dividend payments on preferred stock, and default of any assessment due to the Federal Deposit Insurance Corporation.

Item 6(b) No reports on Form 8-K were filed for the quarter ended 6/30/96.

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    First Citizens Bancshares, Inc.
                                            (Registrant)



Date:  August 13, 1996              /s/Katie Winchester
                                    Katie Winchester, President & CEO



Date:  August 13, 1996              /s/Jeff Agee
                                    Jeff Agee, Senior Vice President &
                                    Chief Financial Officer
                                    First Citizens National Bank
                                    (Principal Subsidiary)