Form 10-Q
period 1996-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1996-11-13
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1996     Commission File Number 2-83542

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

Of the registrant's only class of common stock ($1.00 par value) there were 738,518 (net of treasury) shares outstanding as of September 30, 1996.

                 PART I - FINANCIAL INFORMATION

                 ITEM 1 - FINANCIAL STATEMENTS

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET

                                           September 30,   December 31,
                                                1996           1995
                                             (Unaudited)      (Note)
                               ASSETS
Cash and due from banks                    $ 11,624,000    $ 11,694,000
Federal funds sold                                    0       1,850,000
Investment securities -
  Trading Investments-Stated at Market                0               0
  Held to maturity-amortized cost-fair
  Value of $31,041,000 at September 30,
  1996 and $34,258,000 at December 31,
  1995.                                      31,194,000      33,947,000
Available for Sale-Stated at Market          43,788,000      39,944,000
Loans - (Excluding unearned income of
      $1,565,000 at September 30, 1996
      and $1,657,000 at December 31, 1995)  215,541,000     191,906,000
Less:  Allowance for loan losses              2,511,000       2,216,000
       Net Loans                            213,030,000     189,690,000
Premises and equipment                        8,333,000       8,831,000
Other assets                                  6,902,000       5,456,000
    TOTAL ASSETS                           $314,871,000    $291,412,000

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                   $252,407,000    $237,160,000
Securities sold under
 agreement to repurchase                     21,146,000      19,745,000
Federal funds purchased
 and other short term borrowing               5,075,000               0
Long-term debt - Note 3 (Includes
 long term FHLB)                              4,015,000       4,652,000
Notes payable of Employee Stock
 Ownership Plan                                       0               0
Other liabilities                             3,442,000       2,752,000

    Total Liabilities                       286,085,000     264,309,000

Contingent Liabilities

Stockholders' Equity
     Common stock, $1 par value -
        2,000,000 authorized; 738,644
        issued and outstanding at
        September 30, 1996; 733,399
        issued and outstanding at
        December 31, 1995                       739,000         733,000
     Surplus                                  9,947,000       9,720,000
     Retained earnings                       18,424,000      16,167,000
     Net Unrealized Gains(Losses) on
    available for Sale                       (318,000)        485,000
     Total Common Stock and Retained
      Earnings                               28,792,000      27,105,000
     Less-126 Treasury Shares, at Cost
       at September 30, 1996 and 40
     Shares at cost at December 31, 1995           (6)             (2)
    Total Stockholders' Equity               28,786,000      27,103,000
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $314,871,000    $291,412,000

NOTE: The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date and condensed.

       The accompanying notes are an integral part of these financial statements.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)


                                Three Months Ended        Nine Months Ended
                                   September 30             September 30
                                1996         1995         1996        1995


     Interest Income
Interest and fees on loans  $ 5,189,000  $ 4,646,000  $14,705,000 $13,059,000
Interest on investment
  securities:
Taxable                       1,124,000      957,000    3,331,000   3,028,000
Tax-exempt                      124,000      119,000      374,000     362,000
Other interest income            16,000       41,000       64,000     149,000
Lease financing income                0            0        1,000       2,000
     Total Interest Income    6,453,000    5,763,000   18,475,000  16,600,000

     Interest Expense
Interest on deposits          2,679,000    2,635,000    7,860,000   7,466,000
Other interest expense          424,000      315,000    1,053,000     902,000
      Total Interest Expense  3,103,000    2,950,000    8,913,000   8,368,000

Net Interest Income           3,350,000    2,813,000    9,562,000   8,232,000
Provision for loan losses       163,000      107,000      402,000     258,000

Net interest income after
   provision                  3,187,000    2,706,000    9,160,000   7,974,000

     Other Income
Securities gains (losses)        13,000       36,000      192,000      60,000
Other income                    741,000      686,000    2,298,000   2,007,000
     Total Other Income         754,000      722,000    2,490,000   2,067,000

Other expenses                2,334,000    2,267,000    7,069,000   6,826,000

Net income before
 income taxes                 1,607,000    1,161,000    4,581,000   3,215,000
Provision for income
 taxes                          565,000      406,000    1,595,000   1,094,000

Net income                    1,042,000      755,000    2,986,000   2,121,000


Earnings per share           $     1.42   $     1.04  $      4.06  $     2.93

Weighted average number of
  shares outstanding            735,344      724,185      735,344     724,185


The accompanying notes are an integral part of these financial statements.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                              (STATED IN THOUSANDS)




                                          Nine Months Ended September 30
                                          1996          1995       1994

    Operating Activities

Net cash provided by
  operating activities                    $3,224      $  2,043     $2,370


    Investing Activities

Proceeds of maturities of held to
  maturity securities                      4,405        12,968     15,544
Purchase of held to maturity
  investments                             (1,500)      (13,000)   (18,251)
Proceeds from maturities of available
 for sale securities                       3,876           812          0
Proceeds from sales of available for
  sale securities                          8,600         1,206          0
Purchase of available for sale
 securities                              (17,125)       (4,603)         0
Increase in Loans-Net                    (23,742)       (23,454)  (24,155)
Purchases of premises and equipment         (245)        (1,119)     (937)

   Net cash provided
      by investing activities            (25,731)       (27,190)  (27,799)

    Financing Activities
Net increase (decrease) in demand
  and savings accounts                     4,754         (3,355)   (2,337)
Increase (decrease) in time accounts      10,493         23,930    11,386
Increase (decrease) in long-term debt       (637)         2,571     4,153
Treasury stock transactions                   (4)             0        60
Proceeds from sale of common stock           233            650       198
Cash dividends paid                         (728)          (665)     (565)
Net increase (decrease) in short
  term borrowings                          6,476            739     7,591

Net cash provided (used) by
      financing activities                20,587         23,870    20,486

Increase (decrease) in cash and cash
  equivalents                             (1,920)        (1,277)   (4,943)

Cash and cash equivalents at
  beginning of year                       13,544         12,684    13,608

Cash and cash equivalents,
  end of year                             11,624         11,407     8,665


Cash payments made for interest and income taxes during the years presented are as follows:

                                      1996     1995     1994
   Interest                        $9,065   $7,706   $5,835
   Income Taxes                    $1,329   $1,141   $  705

The accompanying notes are an integral part of these financial statements.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               (Stated in Thousands)
                               September 30, 1996


Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three month periods ended September 30, 1996, 1995, and 1994, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On
September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Short-Term Borrowings

                                               9/30/96         9/30/95

Amount Outstanding-End of Period               $26,221          $17,689
Weighted Average Rate of Outstanding             4.40%            4.60%
Maximum Amount of Borrowings at Month End       32,902           18,624
Average Amounts Outstanding for Period          30,255           17,227
Weighted Average Rate of Average Amounts         4.75%            4.69%

Note 4 - Long-Term Debt

The long term debt is comprised of Federal Home Loan Bank Borrowings. The average life is as presented and these funds are matched with loans and securities. The FHLB Funds were closely matched with these assets to produce a positive spread relationship. The averages are as follows:

                                    Average     Average     Average
                                     Volume      Rate       Maturity

FHLB Borrowings                     $1,907        5.59%     11 Years
FHLB Borrowings                      2,123        5.69%      8 Years

Note 5 - Statement of Cash Flows

                                   September   September   September
                                      1996       1995          1994
Actual payments made
  during the periods:
    Interest                         $9,065     $7,706         $5,835
    Income taxes                     $1,329     $1,141         $  705

Note 6 - Contingent Liabilities

There is no material pending litigation as of the current reportable date that would result in a liability.

Note 7 - Investment Securities

The differences between book values of investment securities and market values at September 30, 1996 and September 30, 1995, total ($153 and ($311) respectively. FASB 115 states that a bank has to classify securities into Held to Maturity, Available for Sale, and Trading.
First Citizens has $0 in the Trading Account. The Available for Sale Securities values are adjusted to market each quarter and the adjustments flow to the Capital section (Net of Tax). The Held to Maturity securities are stated at amortized cost. The available for sale securities reflects a negative $312 increase for the quarter just ended (net of tax). $187 flowed to capital. These movements fluctuate with the bond market.

First Citizens has not engaged in derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reporting periods.

Note 8 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc., and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards established by the regulators. Tier 1 Ratio and Tier 2 Ratio are 13.31% and 14.46% respectively.


Note 9 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax account reflects an asset totaling $530. The timing differences mainly consist of reserve for loan loss deductions and FASB 115.

Note 10 - Reserve for Loan Losses


FASB 114 and 118 was implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance                $1,676
Amount of Recorded Balance with a Related Allowance       1,191
Amount of Recorded Balance with a No Related Allowance      485

Interest income on impaired loans will be recognized on a cash basis consistent with OCC Regulations. Cash receipts will be applied as cost or principal recovery first. This is consistent with OCC Regulations.


First Citizens will continue to ensure the overall reserve is adequate over and above the allocation for impaired loans.


Note 11 - Asset Impairment

The financial standards board issued statement 121 addressing the accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and the good-will related to those assets. The statement, which is effective for calendar year 1996 financial statements, also addresses accounting for long lived assets and certain identifiable assets to be disposed.

The statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

As of the reportable date, there are no FASB 121 adjustments.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Intense Strategic planning efforts resulted in record earnings for Bancshares' for the first 9 months of 1996. Net income rose $865,000 or 40.8% when compared to September 30, 1995. Net interest income of $6,453,000 at 9/30/95 was up from $5,763,000 in 1995, an increase in excess of 12 percent. Net interest margins improved from 4.06% at 9/30/95 to 4.21% for the quarter ending 9/30/96. Return on average assets of 1.31% is up from 1.05% for the same quarter in 1995. Per share earnings of $1.42 compares to $1.36 in the second quarter of 1996 and $1.04 for the same quarter one year ago. The strong earnings performance was driven by excellent loan demand as well as improved operating efficiencies. Improved operating performance can also be attributed to intense strategic planning that set goals (1) To remain an independent community bank serving the needs of individuals, small businesses, corporations and agriculture customers; (2) To maximize the value of First Citizens to its shareholders by providing the highest level customer service and the widest selection of quality products and services; (3) To consistently generate earnings that are at a minimum equal to that of peer banks; (4) To attract and retain high quality personnel, while right sizing staffing levels to be more in line with peer banks; and (5) To continuously evaluate and invest in a product and service distribution system that will provide our customers with personal access as well as electronic delivery of products and services. The bank made great strides in accomplishing these goals in 1995 and the first nine months of 1996. Two new branches were opened to expand in the development of new business; Full-time equivalent employees were further reduced from 151 at 9/30/95 to 147 at 9/30/96. POD and Item imaging was introduced to the market; An automated Teller system, "TellerPro" was installed; The bank's Automated Teller Machine network was converted from Deluxe, Inc. To Internet/Most, Reston, Virginia in June, 1996. The switch to Internet/Most can provide the bank with an innovative network for electronic and remote banking services. Electronic services provided by the network are ATM and POS servicing. Remote banking products include home banking programs using personal computer and screen phone devices as well as bill payment services. The bank contracted with Sharon Younger and Associates, Jackson, Tennessee to perform a home banking market survey. A decision for home banking options will be made at the conclusion of the survey. The bank's management believes that a successful electronic/home banking program is a key factor in accomplishing future strategic planning goals set for the bank's future service delivery system. A Visa Check Card referred to as "Check Connection" was developed and is in the final stages of testing. Introduction of the "Check Connection" was delayed from September 1, 1996 to December 1, 1996 due to technical problems in the card activation process. Card Activation is to be corrected and throughly tested before introducing the product to the market in December. The 1996 strategic planning process not only resulted in retaining the goals listed within this section, but also accomplished the development of a Technology Strategic Plan. Brintech, Inc. New Smyrna Beach, FL. was contracted in May 1996, to perform a technology/ productivity assessment of First Citizens National Bank. Strategic action goals were adopted that includes, but not limited to the following: (1) Install Document Imaging in the loan department of the bank; An evaluation of document imaging software is currently in process; (2) Evaluate a Marketing CIF system which will allow us to identify needs and opportunities which exist in the current and potential customer base. (3) To maintain the IBM AS/400 as the bank's technology infrastructure; (4) To evaluate existing system interfaces as well as develop new system interfaces to eliminate redundant manual labor cost; and (5) To survey the market to identify the potential for Home Banking and Corporate Cash Management.

In a conscious effort to improve our return on assets and equity, the cost of funds was reduced from 4.57% at 9/30/95 to 4.36% at 9/30/96. Interest margins are projected to increase with continued reductions in cost of funds. Total assets increased approximately $23,459,000 when comparing the quarters ended 9/30/96 and 9/30/95. Loan growth exceeded 12%, while deposit growth was slightly less at 8.28 percent. Liquidity ratio at 6/30/96 was 13.42% including approved lines of credit totaling $20 million. Loan to deposit ratio is 85.38 percent, excluding Repurchase Agreements and loans funded with Federal Home Loan Bank borrowings. When including these items the ratio is 76.60 percent. Short term borrowings averaging $32,902,000 at 4.75% were used to fund financing activities for the quarter compared to $18,624,000 at 4.69% at
9/30/95.   A more thorough report of liquidity is included in this
report in the Liquidity and Interest Rates Sensitivity Section.

Bad debt allocations increased approximately $560,000 or 52.30% when reviewing the periods under comparison. The percentage of loan loss reserve to total loans is well within policy range of one percent. The reserve was increased to support loan growth and the addition of one credit line in the amount of $991,000 to the problem list. For more information reference the Analysis of the Loan Loss Reserve section of this report.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens liquidity, capital resources or results of operation. There currently exists no recommendation by regulatory authorities which if implemented, would have such an effect. There are no matters which have not been disclosed. Interstate Banking/Branching became a reality by legislation passed September 13, 1994. The act permits full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market place. There are presently four banks competing for deposit dollars and earning assets, two of whom are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are the two largest financial institutions in the state. While First Citizens has historically maintained in excess of 50% of local market share, statistics reflect a loss of approximately 2% over the past five years by both First Citizens and First Tennessee. This is reflective of increased competition brought about by the location of two branch banks into the market place, both of whom have been bought by Union Planters National Bank. Interstate banking could possibly result in the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services that are required for maintaining a satisfactory customer relationship moving into the next decade and beyond. A market analysis completed in September, 1995 indicates a remarkably strong performance by First Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

The following table compares year to date non-interest income and expense of First Citizens as of September 30, 1996, 1995 and 1994:

                            Non-Interest Income

                               (in thousands)

                           Sept. 30          Sept. 30           Sept. 30
                            1996  % of Change 1995  % of Change   1994
Service Charges on
 Deposit Accounts          $1,049    10.89%  $  946    11.29%    $  850

Trust Income               $  531    14.44%  $  464    14.56%    $  405

Other Income               $  910    38.51%  $  657   (37.96%)   $1,059

TOTAL NON-INTEREST INCOME  $2,490    20.47%  $2,067   (10.67%)   $2,314

Total Non-Interest Income is up over 20.47% when comparing September 30, 1996 to September 30, 1995 after declining 10.67% when comparing the same time periods in 1995 to 1994. The increase in 1996 is attributed to a 38.51% increase in other income; a 14.44% increase in trust income; and 10.89% increase in service charge on deposits accounts. Other income increased due to a one time refund of $70,705 from bankruptcy trustees of Southeast Fort Worth Ltd. Increased fee income received from the bank's subsidiary, Financial Plus, Inc. and security gains realized from the sale of investment portfolio securities. The Southeast refund partially reimbursed the bank for settlement made to trust customers in December 1989. In April, 1995 the per item overdraft fee increased from $17.50 to $20.00. In addition, a daily overdraft charge of $3.00 for each day the account is overdrawn after a 5 day grace period was raised to $5.00 per day. Non-Interest Income decreased in 1995 when compared to 1994 for two reasons: (1) a one time after tax credit of $178,000 resulting from the sale of other real estate was realized in the first quarter of 1994; and (2) a decline in fee income received from the Bank's subsidiary, Financial Plus, Inc.

                                    Non-Interest Expense
                                       (in thousands)

                          Sept. 30            Sept. 30          Sept. 30
                            1996  % of Change   1995  % of Change  1994

Salaries & Employee
 Benefits                  $3,798     4.26%    $3,643    4.92%    $3,472
  Net Occupancy Expense    $1,424    34.60%    $1,058       0%    $1,058
Other Operating Expense    $1,847   (13.09%)   $2,125   16.83%    $1,819

TOTAL NON-INTEREST EXPENSE $7,069     3.56%    $6,826    7.51%    $6,349

Total Non-Interest Expense reflects a marginal 3.56% increase when comparing 9/30/96 to 9/30/95. A comparison of Non-Interest Expense for 9/30/95 and 9/30/94 reflects a 7.51% increase. Salaries and employees benefits posted an increase of 4.26% in 1996 reflecting salary increases rather than addition to staff. Full-time equivalent employees as of 9/30/96 was 147 compared to 151 and 149 for the same time periods in previous years. The bank is currently in the process of employing 6 part-time tellers to complete the bank's teller training program. Part-time tellers are trained in a one month training program, then utilized to meet additional staffing needs during peak time hours and to support extended banking hours. The bank also employs approximately 16.5 employees to support non-traditional bank services. These services include Trust Department 10 employees, Mortgage Lending 3.5 employees;
and Brokerage service, 3 employees. Full time equivalent employees per one million in assets is 2.14 at 9/30/96 compared to 2.31 for peer banks. Net Occupancy expense is up 34.60% due to increased computer services totaling $90,000 and depreciation totaling $75,000. Net
Occupancy Expenses are projected to continue to increase due to purchase and installation of technology required to meet future customer service needs. Controls on Other Operating Expense continue to reduce expenses in this area. Other Operating Expense reduced 13.09% from 1995 after increasing 16.83% when comparing 1995 to 1994. Reductions in the cost of FDIC Insurance as well as professional services, bad check chargeoffs, and other real estate expenses are reflected in the reduction from 1995 to 1996.

                                Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending September 30 for the years indicated:

                         COMPOSITION OF DEPOSITS
                              (in thousands)

                       1996              1995              1994
                Average   Average Average   Average Average    Average
                Balance    Rate   Balance    Rate   Balance     Rate

Non-Interest
Bearing Demand
Deposits        $ 26,180     -   $ 25,063     -    $ 24,700      -

Savings
Deposits        $ 73,121   3.24% $ 64,920    3.08% $ 63,315     2.74%

Time Deposits   $148,519   5.62% $140,396    6.07% $116,329     4.97%

TOTAL DEPOSITS  $247,820   4.32% $230,379    4.57% $204,344     3.68%

Growth in total deposits continues to be a challenge for First Citizens National Bank. The Company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for loans and deposits. According to a market share analysis, Bancshares holds approximately 50% (excluding overnight and fixed term repurchase agreements) of the bank deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (22% of total county deposits), and Security Bank (14%). Union Planters, another regional bank also holds market share of 13 percent. First Citizens also competes with Dyersburg City Employees Credit Union and other types of financial services providers in this area. In spite of aggressive competition, total deposits increased only $17 million after increasing $26 million when comparing 1995 to 1994. A review of the composition of deposits in 1996 reflects growth of $8 million each in savings and time deposits. Approximately $24 million in deposit growth in 1995 was centered primarily in time deposits. Other factors contributing to the substantial growth in 1995 were rising interest rates and the purchase of $8 million in deposits in the Ripley branch acquisition. An analysis of 1994 reflects customer response to low interest rates paid on deposits and their reluctance to recommit funds into bank certificates of deposits. Demand deposits have remained relatively flat when reviewing the years under comparison. However sweep account funds are not included in the average balances for non-interest bearing demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $21,146,000 and represent funds transferred nightly from demand deposit accounts into overnight repurchase agreements. The average rate paid on deposits has continued to drop when reviewing each quarter end from 1995 to 1996. The average rate was 4.32% at 9/30/96 compared to 4.57% at 9/30/95. There were no significant changes to products or services during the nine months of 1996.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on September 30, 1996. The overall total increased in excess of $6 million when comparing to September, 1995.

              Maturity Distribution of Time Deposits
      In Amounts of $100,000 Or More As Of September 30, 1996

                        (in thousands)

               Maturity                      Total Amount

           3 months or less                    $16,287
           3 through 12 months                 $16,008
           1 year through 5 years              $ 5,753
           over 5 years                        $     0

                                   Total       $38,048

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on the earning assets and average costs on the interest bearing liabilities. Total interest earnings assets for the three years under comparison are $310 Million, $280 Million and $251 Million respectively. Average yields on interest earning assets dropped slightly from 9.07% to 9.02%. Rates paid on total interest bearing liabilities declined approximately 29 basis points when comparing September, 1996 to September, 1995. The rate paid on total interest bearing liabilities was 4.84% at 9/30/96. Net yield on interest earning assets increased to 4.72% at 6/30/96 from 4.47% at 6/30/95 and falling slightly below 4.74% at 6/30/94. The bank set a goal at the end of the second quarter of 1995 to reduce cost of funds. Reductions in interest expense have resulted in an annualized savings of $699,000. The average rate paid on deposits in 1996 was 4.32% compared to 4.57% in 1995, reducing annualized interest expense by approximately $550,000. First Citizens has historically outperformed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place that effectively monitor interest rate sensitivity. Interest margins are managed to achieve acceptable profits and a return on equity within policy guidelines.

                                   First Citizens National Bank
                                    Quarter Ending September 30
                      Monthly Average Balances and Annualized Interest Rates
                                          (in thousands)
                           1996                      1995                      1994
                  Average         Average  Average           Average Average         Average
                  Balance Interest Rate    Balance  Interest  Rate   Balance Interest Rate
ASSETS
INTEREST EARNING
  ASSETS:
 Loans (123)
  & Leases         $212,718 $5,184 9.75%  $187,478  $4,646  9.91% $167,373  $ 3,859   9.22%
Investment
 Securities:
  Taxable          $ 65,323 $1,116 6.84%  $ 57,272  $  951  6.64% $ 49,535  $   764   6.19%
Tax Exempt (4)     $ 10,759 $  207 7.70%  $ 10,383  $  198  7.63% $ 13,844  $   252   7.29%
Interest Earning
 Deposits          $    146 $   2  5.48%  $    146  $    2  5.47% $    133  $     1   3.01%
Federal Funds
Sold & Securities
 Purchased Under
 an Agreement
 to Resell         $     19 $   1 21.06%  $  2,038  $   32  6.28% $     25  $     1     16%
Total Interest
 Earning Assets    $288,965 $6,510 9.02%  $257,317  $5,829  9.07% $230,910  $ 4,877   8.45%
NON-INTEREST
 EARNING ASSETS:
Cash and Due
 From Banks        $ 10,415 $    -   -    $  9,048 $    -     -   $  8,822  $   -      -
Bank Premises &
 Equipment         $  8,421 $    -   -    $  8,840 $    -     -   $  7,935  $   -      -
Other Assets       $  2,715 $    -   -    $  5,338 $    -     -   $  4,069  $   -      -
Total Assets       $310,516 $    -   -    $280,543 $    -     -   $251,736  $   -      -
  LIABILITIES AND
  SHAREHOLDERS'
     EQUITY:
INTEREST BEARING
LIABILITIES:
Savings Deposits   $ 73,121 $  592 3.24%   $ 64,920 $  501  3.08% $ 63,315  $  434   2.74%
Time Deposits      $148,519 $2,085 5.62%   $140,396 $2,134  6.07% $116,329  $1,446   4.97%
Federal Funds
 Purchased and
 Other Interest
 Bearing
 Liabilities       $ 34,890 $  426 4.89%   $ 24,598 $  315  5.12% $ 24,856  $  263   4.23%
  Total Interest
   Bearing
   Liabilities     $256,530 $3,103 4.84%   $229,914 $2,950  5.13% $204,500  $2,143   4.19%
 NON-INTEREST
   BEARING
 LIABILITIES:
 Demand Deposits   $ 26,180 $   -      -   $ 25,063 $   -      -  $ 24,700  $   -      -
 Other Liabilities $  1,807 $   -      -   $  2,116 $   -      -  $  1,696  $   -      -
 Total Liabilities $284,517 $   -      -   $257,093 $   -      -  $230,896  $   -      -
 SHAREHOLDERS'
   EQUITY          $ 25,999 $   -      -   $ 23,450 $   -      -  $ 20,840  $   -      -
 TOTAL LIABILITIES
  AND SHAREHOLDERS'
 EQUITY            $310,516 $   -      -   $280,543 $   -      -  $251,736  $   -      -
NET INTEREST
    INCOME         $     -  $ 3,407    -   $      - $ 2,873    -  $   -     $2,734     -
NET YIELD ON
 AVERAGE EARNING
 ASSETS            $     -  $   -    4.72% $      - $   -   4.47% $   -         -   4.74%
(ANNUALIZED)


(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)  Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                  COMPOSITION OF LOANS

Loan growth for the past twelve months represents $23 Million or a 12.20 percent increase. Total loans as of 9/30/96 were $215,543,000 compared
to $192,170,000 and $173,485,000 at 9/30/95 and 9/30/94.   Internal Loan
Review Reports presented quarterly to the Board of Directors indicate that the loan portfolio is in good condition based on the percentage of Problem loans to gross capital funds as of August 31, 1996. Problem loans total $3,580,681 and represent 12.52% of gross capital funds. Problem loans increased $862,860 or 31.75% within the last twelve months. Watch list loans total $6,049, decreasing approximately $2,000 from the last quarterly report. Loans more than 30 days past due total $1,605,000 or .86% of the commercial loan portfolio, while installment loans more than 30 days past due total $584,593 or 2.31% of the installment loan portfolio. Non-accrual loans of $1,625,357 decreased 24% since the last quarterly report was issued. The Loan Loss Reserve was determined to be within policy and is adequate to cover any expected future losses. The Loan Loss Reserve is discussed in more detail within this report in the section Loan Loss Experience and Reserve for Loan Losses. Credit and collateral exceptions remain at acceptable levels.

The loan portfolio is made up of quality loans and is well diversified with no concentrations of credit. Real Estate loans comprise $140,324,000 or approximately 65 percent of total loans. The upward trend in both construction and mortgage loans is attributed to substantial growth in both population and number of households recorded in Dyer County over the past decade. First Citizens is located in Dyersburg/Dyer County trade area, having a population of approximately 40,000. The entire trade area has out paced both the state and nation in per capital personal income growth since the early 1980's. The State of Tennessee projects that per capital income in the area will be greater than the national average by the year of 2000. The mix of Industry/Agriculture in the local economy has provided stable, growing employment opportunities for residents. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing 40.5%. Dyer County's unemployment rate for July, 1996 decreased 1.3% to 5.9% from April's rate of 7.2% according to the Tennessee Department of Employment Security. This compares to Tennessee's unemployment rate of 4.9% for July, 2% lower
than the county's rate.   During the last half of 1995 a local factory
was closed resulting in the loss of 400 jobs. Since that time one manufacturer has located to the area and another has expanded its facilities, absorbing most of the displaced employees. Layoffs were more prevalent in the first quarter of 1996 than in 1995, but are not considered to be a serious problem overall. Retailers reported that sales appear to be gaining strength. Local economic conditions are stable and represent no immediate threat to the loan portfolio. Loans for Agricultural purposes are considered to be a quality asset. The Dyer County Agriculture economy is poised for a banner year with both yields and prices at record levels. Yellow corn, soybeans, and cotton all reflect better than average yields with increases county wide in excess of 20%. In summary a good business climate coupled with a record year in agricultural production should make 1996 a banner year for Dyer County and West Tennessee.

Loan Administration sets policy guidelines approved by the Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes board approved guidelines for collateralization, loans in excess of loan to value limits, maximum loan amount, maximum maturity and amortization periods for each loan type. Policy guidelines for loan to value ratio and maturities related to various collateral are as follows:

Collateral        Max. Amortization          Max. LTV

Real Estate        Discussed herein           Discussed herein
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

The average yield on loans of First Citizens National Bank for the third quarter of the years indicated is as follows:

     1996 -  9.75%
     1995 -  9.91%
     1994 -  9.22%
     1993 -  9.58%
     1992 -  9.97%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $27,629,000 as of 9/30/96.

The following table sets forth loan totals net of unearned income by category for the past five years:

                                  September 30 (in thousands)
                          1996      1995      1994      1993    1992
Real Estate Loans:
 Construction           $ 16,712  $ 12,330  $  9,748  $  7,642 $  4,603
 Mortgage               $123,612  $105,640  $ 94,501  $ 84,540 $ 82,035
Commercial, Financial
 and Agricultural Loans $ 49,822  $ 50,212  $ 47,382  $ 37,339 $ 36,974
Installment Loans to
 Individuals            $ 23,290  $ 21,564  $ 17,868  $ 15,545 $ 15,425
Other Loans             $  2,107  $  2,424  $  3,986  $  5,642 $  2,663

TOTAL LOANS             $215,543  $192,170  $173,485  $150,708 $141,700


       Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $91,844,000 or 42.60% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is up from 40.03% at 9/30/95 reflecting efforts of the customer base to lock in lower interest rates. Maturities in the one to five year category total $124,182,000, reflecting a slight increase when compared to $107,512,000 at 9/30/95. The trend exhibited by consumers in recent years to lock in interest rates is projected to continue.

                                         Due after
                          Due in one     one year but         Due after
                          year or less   within five years    five years
                                         (in thousands)

Real Estate                 $35,296         $ 89,673           $15,355
Commercial, Financial
 and Agricultural           $33,387         $ 15,624           $   811
All Other Loans             $ 6,259         $ 18,885           $   253

TOTAL                       $74,942         $124,182           $16,419

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $123,699
Interest Rates are Floating or Adjustable             $ 16,902

                        NON-PERFORMING ASSETS

A review of Non-Performing assets as of 9/30/96 reflects an increase of $486,000 or 40.23%. However, the increase is insignificant when considering growth levels in the loan portfolio. Non-performing assets for other years under comparison (1995-1992) reflect a continuous reduction when compared to the percentage of loan growth for each of those time periods. Non-Performing loans increased the second quarter of 1996 as a result of the addition of one loan totaling approximately $991,000.

The provision of loan losses increased in proportion to loan growth as required by loan policy. Experience of the lending and loan review staff as well as adherence to policy lends a comfort level to the portfolio and supports the Loan Loss Allowance at the present level. In April 1996, First Citizens was made aware that Bennett Funding Group, Inc., Syracuse, New York had filed Chapter 11 Bankruptcy and that legal claims had been filed against the company's CEO claiming among other things the selling of fictitious leases. Assets of the corporation have been frozen as a result of the bankruptcy filing. First Citizens National Bank is a holder of outstanding debt on Benentt Funding Group, Inc. in the principal balance of $991,029 down from the beginning balance of $1,699,880. The bank holds 176 outstanding leases securing this debt. Of the total, 25 have been contacted using the acceptable language provided by Bennett. Response received indicate that the equipment securing the leases is in place and in working order. All leases have been inspected and we have no reason to believe there are fictitious or fraudulent leases in our portfolio. First Citizens has joined with other banks, also purchasers of leases from Bennett Funding, to employ legal representation as a group until all facts can be sorted out. The Kansas Bankers Surety Company, holder of the bank's blanket bond insurance policy has been notified. The loan has been added to the problem list and an allocation made to the loan loss reserve in the amount of $400,000 to cover any exposure to the bank.

Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The banks' policy states that the Bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term. A debt is considered well secured if it is secured (1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guaranty of a financially responsible party. A debt is considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the nine months ending 9/30/96 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $198,000. Interest income on loans reported as ninety days past due and on interest accrual status was $12,000 for year-to-date 1996. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loans as of September 30, 1996 are 0.

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

The following table sets forth the balance of non-accrual loans as of September 30, for the years indicated:

                           Non Performing Loans
                               September 30
                              (in thousands)

                                      90 Days Past Due
    Year     Non-Accrual              Accruing Interest     Total

   9/30/96      $1,523                    $  171           $1,694
   9/30/95      $  893                    $  315           $1,208
   9/30/94      $  816                    $  150           $  966
   9/30/93      $1,399                    $  545           $1,944
   9/30/92      $1,845                    $  566           $2,411


                          Loan Loss Experience and
                          Reserves for Loan Losses

An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month (February, August, and November) and reported to the board at its meeting immediately preceding quarter-end. Requirements of FASB 114 & 118 have been incorporated into the policy for Accounting by Creditor for Impairment of a loan. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractional terms of the loan. First Citizens adopted the following as a measure of impairment: (1) Impairment of a loan at First Citizens shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value. The Impairment decision will be reported to the Board of Directors and other appropriate regulatory agencies as specified in FASB 114 and 118. The bank will continue to follow regulatory guidelines for income recognition for purposes of generally accepted accounting principles, as well as regulatory accounting principles.

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

LOAN LOSS ALLOWANCE ANALYSIS
DATE
          AVERAGE         AVERAGE         PERCENT   CURRENT   RESERVE
          LOSS 3 YRS.     BALANCE 3 YRS.            BALANCE   REQUIRED

I. CREDIT      $         GROSS  $             %     $          $
   CARDS

II. INSTALL.   $         NET    $             %     $          $
    LOANS

III. IMPAIRED WITH ALLOCATIONS                      $          $
     IMPAIRED WITHOUT ALLOCATIONS                   $          $
                                        ALLOWANCE
IV.  DOUBTFUL                               50%     $          $
     SUBSTANDARD                            10%
     WATCH                                   5%
     OTHER LOANS NOT LISTED PREVIOUSLY     .75%
     LESS SBA/FMHA GUARANTEED PORTIONS
                                                    __________
     TOTAL LOANS                                    $

V.   LETTERS OF CREDIT                     .75%     $          $

VI.  OTHER REAL ESTATE OWNED                                   $
                                                               ______
     RESERVE REQUIRED                                          $

     RESERVE BALANCE                                           $

     EXCESS (DEFICIT)                                          $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %

     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

The book value of repossessed real property held by Bancshares and First Citizens National Bank is $687,000 at 9/30/96 compared to $1,181,000 at 9/30/95. The balance increased $225,000 due to the addition of foreclosed property placed on the books of the bank. Property held on the books of Bancshares is a strip shopping center valued at $655,000 and a parcel of land purchased for expansion of the Midtown Branch in 1988. Expansion plans were abandoned after a decision was made to construct the Industrial Park Branch. This property valued at $151,000 has been classified as ORE and is being offered for sale. The remaining balance represents other real estate held by First Citizens National Bank. Efforts to market the property held by the Holding Company are on-going. An option to purchase the strip shopping center has been negotiated and the sale is expected to close by December 1, 1996.

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

Management estimates of approximate charge-offs for period ending
12/31/96:

Domestic                                           Amount (in thousands)
  Commercial, Financial & Agricultural                     $300
  Real Estate-Construction                                    0
  Real Estate- Mortgage                                      50
  Installment Loans to individuals & credit cards           150
  Lease financing                                             0
Foreign                                                       0
             01/01/96 through 12/31/96   Total             $500

  The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the quarter just ended consisted of (1) Loans Charged-off - $50,000; (2) Recovery of loans previously charged-off - $39,000; and (3) Additions to reserve totaling $163,000.

                             First Citizens National Bank
                   Loan Loss Experience and Reserve for Loan Losses
                               Quarter ending September 30
                                    (in thousands)

                            1996     1995     1994      1993      1992
Average Net Loans
 Outstanding
  Net of ICNE           $212,718  $187,478  $167,373  $145,567  $138,633

Balance of Reserve
for Loan Losses
at Beginning of
Period                  $ 2,359   $  2,186  $  1,879  $  1,920  $  1,757
Loan Charge-Offs        $   (50)  $    (80) $    (44) $    (56) $   (112)

Recovery of Loans
Previously
Charged Off             $    39   $     34  $     48  $     67  $    138

Net Loans Charged Off   $   (11)  $    (54) $      4  $     11  $     26

Additions to Reserve
Charged to Operating
Expense                 $   163   $    107  $    102  $    119  $    104

Balance at End of
Period                  $  2,511  $  2,247  $  1,985  $  2,050  $  1,887

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding                (.01%)   (.029%)     .002%     .008%    (.19%)

   The following table will identify charge-offs by category for the period ending 9/30/96 and 9/30/95.

Charge-Offs:                                  1996      1995
Domestic
  Commercial, Financial and Agricultural       $ 4       $ 0
  Real Estate - Construction                     0         0
  Real Estate - Mortgage                         1        39
  Installment Loans to Individuals              40        25
  Lease Financing                                0         0
  Credit Cards                                   5        16
    Total                                     $(50)     $(80)

Recoveries:
Domestic:
  Commercial, Financial and Agricultural      $ 14      $  8
  Real Estate - Construction                     0         0
  Real Estate - Mortgage                         0         1
  Installment Loans to Individuals              21        18
  Lease Financing                                0         0
  Credit Cards                                   4         7
    Total                                       39        34
  Net                                         $(11)     $(46)


                    Investment Securities

The book value of listed investment securities as of the dates indicated are summarized as follows:

                    Composition of Investment Securities

                                September 30
                               (in thousands)

                       1996       1995      1994       1993       1992
U. S. Treasury &
 Government Agencies $60,718    $53,336    $43,457    $47,317    $45,805
State & Political
  Subdivisions       $10,807    $10,516    $12,644    $11,259    $ 7,523
All Others           $ 3,457    $ 3,568    $ 7,245    $ 5,459    $ 4,241

            TOTALS   $74,982    $67,420    $63,346    $64,035    $57,569

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the third quarter, 1996 increased approximately $7 million when compared to the same time period in 1995. The investment portfolio, which currently totals $75 million, is primarily comprised of U. S. Treasury and U. S. Agency obligations, as well as Municipal obligations. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

The fixed rate holdings currently have an expected average life of 2.8 years. It is estimated that this average life would extend to 4.5 years at rates up 100 basis points and 5.2 years at rates up 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. For rates down 100 basis points the average life would decrease to 1.9 years.

In terms of price sensitivity, we estimate that at rates up 100 basis points the market value of the portfolio would fall by 3.0%, while at rates up 200 basis points the market value would fall by 6.8%. This is equal to the price sensitivity of the 3-4 year Treasury bond, which is consistent with the current average life of the portfolio. For rates down 100 basis points we estimate that the market value would increase by 2.3%.

The adjustable rate holdings all reprice on an annual or more frequent basis and currently have an average life of 5.6 years. Due to the structure of these holdings, we would expect only modest extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of about a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

There were no purchases made during the quarter.   Sale of Investments
totaled $1,000,000 consisting of a Federal Home Loan Mortgage Corporation sold September 27, 1996 at a profit of $12,500.00. The security was sold from the Available for Sale account.

FASB 115 required banks to maintain separate investment portfolio accounts for Held-to-Maturity, Available for Sale, and Trading Account Investments. As of June 30, 1996 approximately 59.47% of the total portfolio was placed in the Available-for-Sale account. The remaining 40.53% was booked in the Held-to-Maturity account. FASB 115 also requires banks to Mark to Market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a negative capital entry of $148,351.82 as reflected on the 9/30/96 balance sheet. Mark to Market impact to capital on 9/30/95 was a negative $101,000.

Maturities in the portfolio are made up of 9.41% within one year, 50.11% after one year and within five years, and 40.48% after five years. Policy provides for 20% maturities on an annual basis. Management made a conscious effort to shorten maturities in 1995 based on volatility in interest rates and mark to market rules. Maturities on investments purchased in 1996 are structured to meet liquidity needs as well as projected changes in interest rates.

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

The portfolio currently contains the following unrealized gains and unrealized losses in each investment category:

                            Investment Securities
                          Unrealized Gains/(Losses)
                             September 30, 1996

                                   Unrealized     Unrealized     Net
                                     Gains          Losses   Gains/Losses
U.S. Treasury Securities              78             90          12
Obligations of U.S. Government
 Agencies and Corp                   344            995         651
Obligations of States and
 Political Subdivisions               32             51          19
Other Securities                       0              0           0
   Totals                            454           1136         682

Yields on Investment Securities increased the twelve month period ending 9/30/96 from 5.84% to 6.38%. This is reflective of the overall interest rate market. Also reflected in the following table is the result of efforts to shorten maturities within the portfolio:


        Maturing and Portfolio Percentages on Securities September 30, 1996
                                  (in thousands)

                           After One Year   After Five Years         After
         Within One Year  Within Five Years Within Ten Years      Ten Years
           Amount     %       Amount     %    Amount      %    Amount     %

9/30/96   $ 7,050    9.41%   $37,574  50.11%  $21,351  28.48% $ 9,007  12.00%

9/30/95   $ 2,746    4.07%   $47,071  69.81%  $14,547  21.59% $ 3,056   4.53%

9/30/94   $ 9,368   14.74%   $39,502  62.36%  $12,876  20.33% $ 1,600   2.52%

9/30/93   $13,182   20.59%   $35,432  80.72%  $ 6,693  11.67% $ 8,728  10.35%

                       Maturity and Yield on Securities September 30, 1996
                                     (in thousands)

                                                   Maturing

                                      After One Year     After Five Years    After
                    Within One Year  Within Five Years   Within Ten Years  Ten   Years
                    Amount    Yield  Amount      Yield   Amount     Yield Amount Yield
U.S. Treasury and
Government Agencies $ 4,399   6.42%  $30,619     6.57%  $17,218    6.81%  $8,482 7.09%

State and Political
Subdivisions*       $ 1,650   7.08%  $ 6,955     6.47%  $ 1,697    7.24%  $  525 7.65%

All Others          $ 1,021   6.16%  $     -        -%  $ 2,436    5.60%  $    -    -%

TOTALS              $ 7,050   6.53%  $37,574     6.56%  $21,351    6.71%  $9,007 7.12%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

                                    Investment Securities
                                     September 30, 1996
                                       (in thousands)

                             Held to Maturity    Available for Sale
                           Amortized      Fair   Amortized     Fair
                              Cost       Value      Cost      Value
U.S. Treasury Securities    $ 3,009     $ 2,993    $6,957     $ 6,962
U.S. Government Agency
and corporation obligations
(exclude mortgage-backed
securities):
  Issued by U.S. Government
  agencies (2)                  100         100         0           0
  Issued by U.S. Government-
  sponsored agencies (3)     18,524      18,388    23,239      22,789
Securities issued by states
and political subdivisions
in the U.S.:
  General obligations         3,749       3,755     3,678       3,660
  Revenue obligations         2,497       2,490       901         901
  Industrial development
  and similar obligations         0           0         0           0
Mortgage-backed securities
(MBS):
  Pass-through securities:
    Guaranteed by GNMA          326        334      2,961       2,914
    Issued by FNMA and FHLMC    845        844        380         396
    Other pass-through
      securities                  0          0          0           0

                             Held to Maturity    Available for Sale
                           Amortized      Fair   Amortized     Fair
                              Cost       Value      Cost      Value

Other mortgage-backed
 securities (include CMOs,
 REMICs, and stripped MBS):
  Issued or guaranteed by
    FNMA, FHLMC, or GNMA      1,143       1,137     3,753       3,708
  Collateralized by MBS
    issued or guaranteed
    by FNMA, FHLMC, or GNMA       0           0         0           0
  All other mortgage-backed
   securities                     0           0         0           0
Other debt securities:
  Other domestic debt
   securities                 1,001       1,000         0           0
  Foreign debt securities         0           0         0           0
Equity securities:
  Investments in mutual funds                           0           0
  Other equity securities with
   readily determinable fair
   values                                             749         757
  All other equity securities(1)                    1,701       1,701
Total (sum of items 1 through 6)
(total of column A must equal
Schedule RC, item 2.a)
(total of column D must
equal Schedule RC, item 2.b) 31,194     31,041     44,319      43,780

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

                   Return on Equity and Assets

Improved earnings are reflected when reviewing financial ratios for the years 1992 to 1996. Management has made an ongoing effort to control expenses and maximize earnings to achieve levels comparable to peer group banks. An analysis of return on assets at September 30, 1996 reflects a upward swing when compared to previous years. Accelerated asset growth coupled with rising interest rates paid on interest bearing deposits had a significant impact on earnings the first quarter of 1995. A comparison of total assets as of 9/30/96 and 9/30/95 reflects growth in excess of 8 percent. Return on Assets for 1996 annualized is 1.31%.

Increased expenses during 1995 can be attributed to the addition of two branch banks opened in November, 1994 and January, 1995 and the installation cost of Proof of Deposit & Statement Imaging, and a Teller Platform System.

The company's strategic plan address objectives to sustain improved earnings, maintain a quality loan portfolio and to maintain market share by providing quality customer service. The Bank's management and employees are rewarded with incentive compensation based on the level of ROA achieved at year end. A return on assets of 1.25% is required if maximum benefits are to be realized. As a result of the 1996 Strategic Planning a bank owned Finance Company will be established as a subsidiary of First Citizens National Bank. Approval has been acquired from State of Tennessee Commission of Banking. The Bank is currently awaiting approval from other regulatory authorities.

Total shareholder's equity (including Loan Loss Reserve) of First
Citizens Bancshares as of 9/30/96 was $28,786,000 compared to $27,103,000 at year end 1995.

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

A 10% stock dividend was declared on October 21, 1992 payable to shareholders of record December 15, 1992, thereby increasing outstanding shares. Earnings per share were adjusted accordingly. During the third quarter of 1993, a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The numbers of shares outstanding increased proportionately with no effect to capital. An amendment to the Company's Charter by the shareholders in April 1994 approved an increase in the number of shares authorized from 750,000 to 2,000,000.

The table below presents operating ratios for First Citizens Bancshares, Inc. for the quarter ending September 30 (not annualized):

                                     1996  1995   1994    1993    1992

Percentage of Net Income to:
Average Total Assets                 .99%    .78%   .95%    .93%    .65%

Average Shareholders Equity        10.69%   8.45% 10.29%  10.78%   7.92%

Percentage of Dividends
Declared Per Common Share to
Net Income Per Common Share        24.38%  31.35% 24.19%  23.96%  30.21%

Percentage of Average Shareholders'
*Equity to Average Total Assets    10.02%  10.09%  9.98%   9.40%   8.91%

*Includes Average Reserve for Loan Loss Account
*Decrease in Equity to Assets due to FASB 115

                 Liquidity and Interest Rate Sensitivity

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities and consistently remains between 10 and 15 percent. The stability of our deposit base, sound asset/liability management, a strong capital base and quality assets assure adequate liquidity.
Strong loan demand and seasonal growth in agricultural lines of credit will place the bank in a tight liquidity position May through October, 1996. Loan to deposit ratio including repurchase agreements and Federal Home Loan Bank Borrowings is approximately 76% at 9/30/96. Deposit growth at quarter end was slightly over 8%, while loan growth exceeded 12 percent.

To address liquidity concerns the bank has the following sources available: (1) Approved lines of credit with the Federal Home Loan Bank totaling $11.5 million and correspondent banks totaling $9 million; (2) Loans in excess of $74 million maturing in one year or less; and (3) Investment Securities of $7 million with maturity dates of one year or less. At June 30, 1996 Federal Home Loan Borrowings (short and long term) totaled $4 million. These borrowings are maturity matched with specific loans and investments on the books of the bank. In May, 1996, the bank purchased $5 million in State of Tennessee Certificates of

Deposits. $2 million was purchased at 5.30% for a period of 6 months and $3 million was purchased at 5.50% for 1 year. These State of Tennessee certificates will mature in November, 1996 and will be renewed for 3 months at 5.25%.

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

First Citizens will attempt to minimize interest rate risks by increasing the volume of variable rate loans within the portfolio. This should limit the net interest income exposure to a maximum of .065% of total assets (Example .00065 X $310,000,000=$201,500). Sound
Asset/Liability management will work to improve net interest income through volume increases and pricing policies. Long term fixed rate gap position (5 years or over) will be held to a minimum by funding loans in this category with maturity matched Federal Home Loan Bank funds.
The net interest exposure as a percent of un-impaired capital should be less than .76 percent. Annual income exposure will be limited to $150,000 as set by policy. Annual income exposure at 9/30/96 was in a range of $115,000 to $148,000.

                                               CONDENSED GAP REPORT
                                               --------------------
                                                 CURRENT BALANCES
                                               --------------------
                                                  (in thousands)

                                 DAILY      0-1     1-2     2-3     3-6    6-12   1-2     2+
                         TOTAL  FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS YEARS  YEARS
------------------------------------------------------------------------------------------------
CASH AND DUE FROM
CURRENCY AND COIN        10,368       -       -       -       -       -       -       -  10,368
MONEY MARKET                157     157        -      -       -       -       -       -       -

TOTAL CASH & DUE FROM    10,525     157       -       -       -       -       -       -  10,368

INVESTMENTS
US TREASURIES             9,971       -       -       -   1,000       -   1,494   3,443   4,034
US AGENCIES              50,568       -       -       -   3,781   4,308   4,132   7,486  30,861
MUNICIPALS               10,807       -       -       -   1,630       -       -   1,158   8,019
CORP & OTHERS             1,000       -       -       -       -   1,000       -       -       -
EQUITIES                  2,458       -       -       -       -       -       -       -   2,458

TOTAL INVESTMENTS        74,804       -       -       -   6,411   5,308   5,626  12,087  45,372

LOANS
COMMERCIAL FIXED         30,013       -   1,797     811   1,339   8,861   4,396   4,478   8,331
COMMERCIAL VARIABLE      19,005       -  18,994       -       -      11       -       -       -
REAL ESTATE-VARIABLE     20,044       -  18,703       -   1,141     200       -       -       -
REAL ESTATE FIXED       115,063       -   3,249   3,999     942   8,194   6,929  17,493  74,257
HOME EQUITY LOANS         4,875       -   4,526       -       -       1     347       -       1
SEC MORTGAGE                340       -     340       -       -       -       -       -       -
INSTALLMENT LOANS        23,182       -     645     213     304     880   2,002   4,038  15,100
INSTALLMENT VARIABLE        108       -     108       -       -       -       -       -       -
FLOOR PLAN                  804     804       -       -       -       -       -       -       -
CREDIT CARDS              1,677       -       -       -       -       -   1,677       -       -
FACTORING REC               230       -     230       -       -       -       -       -       -
OVERDRAFTS                  200       -     200       -       -       -       -       -       -
TOTAL LOANS             215,541     804  48,792   5,023   3,726  18,147  15,351  26,009  97,689
LOAN LOSS RESERVE         2,511       -       -       -       -       -       -       -   2,511

NET LOANS               213,030     804  48,792   5,023   3,726  18,147  15,351  26,009  95,178


FED FUNDS SOLD                -       -       -       -       -       -       -       -       -


TOTAL EARNING ASSETS    287,834     804  48,792   5,023  10,137  23,455  20,977  38,096 140,550


OTHER ASSETS
BUILDING, F&F AND LAND    8,333       -       -       -       -       -       -       -   8,333
OTHER REAL ESTATE            19       -       -       -       -       -       -       -      19
OTHER ASSETS              5,940       -       -       -       -       -       -       -   5,940

TOTAL OTHER ASSETS       14,292       -       -       -       -       -       -       -  14,292

                        _______  ______  ______  ______   _____   _____  ______  ______ _______

TOTAL ASSETS            312,651     961  48,792   5,023  10,137  23,455  20,977  38,096 165,210


DEMAND DEPOSITS          26,370       -       -       -       -       -       -       -  26,370
                        _______   _____  ______  ______  ______  ______  ______  ______  ______

TOTAL DEMAND             26,370       -       -       -       -       -       -       -  26,370

                                                        CONDENSED GAP REPORT
                                                        --------------------
                                                          CURRENT BALANCES
                                                        --------------------
                                                           (in thousands)

                                  DAILY     0-1     1-2    2-3     3-6     6-12    1-2     2+
                         TOTAL  FLOATING   MONTH  MONTHS  MONTHS  MONTHS  MONTHS  YEARS YEARS
----------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS          18,030       -     -       -       -       -       -       -   18,030
NOW ACCOUNT              24,585       -     -       -       -       -       -       -   24,585
BUSINESS CHECKING           250       -     -       -       -       -       -       -      250
IMF-MMDA                 12,478       -     -       -       -       -       -       -   12,478
FIRST RATE ACCOUNT       14,619  14,619     -       -       -       -       -       -        -
DOGWOOD CLUB              4,921       -     -       -       -       -       -       -    4,921

TOTAL SAVINGS            74,883  14,619      -       -       -       -       -       -  60,264

TIME DEPOSITS
CD 1-2 MONTHS             5,736      -     703   5,033       -       -       -       -       -
CD 3 MONTHS               1,757      -     430   1,061     224      26      15       1       -
CD 4-5 MONTHS             2,290      -      25   2,206       -      59       -       -       -
CD 6 MONTHS              24,635      -   2,953   4,126   5,415  11,971     170       -       -
CD 7-11 MONTHS            1,959      -     196      83      28   1,505     147       -       -
CD 12 MONTHS             15,397      -   1,213   2,731     377   2,097   8,972       7       -
CD 13-17 MONTHS             289      -       -      14       -       3     161     111       -
CD 18-23 MONTHS             714      -      93       5      94     230      37     255       -
CD 24 MONTHS             10,161      -      52     196     110   3,170   4,007   2,626       -
CD 25-30 MONTHS           2,492      -      20      94      23     102      52   1,443     758
CD 31-59 MONTHS          15,617      -     149     127      85     662   8,327   5,705     562
CD 31-59 MONTHS VARIABLE     87      -       -       -       -       -      12      75       -
CD 60 MONTHS              7,178      -      70      37     530     280     980   1,955   3,326
CD 60 MONTHS VARIABLE     1,099      -       -       -       -      47      38     233     781
CD SWEET 16              37,900      -   1,838   2,316   3,211  11,826  14,128   4,581       -
CD 7 MONTH                2,450      -       -       -     263   2,129      58       -       -
IRA-FLOATING                159    159       -       -       -       -       -       -       -
IRA-FIXED                20,897      -     436     772     328   2,788   4,888   3,972   7,713
CHRISTMAS CLUB              389      -       -       -       -       -     389       -       -

TOTAL TIME              151,206    159   8,178  18,801  10,688  36,895  42,381  20,964  13,140
                        _______  _____  ______  ______  ______  ______  ______  ______  ______

TOTAL DEPOSITS          252,459 14,778   8,178  18,801  10,688  36,895  42,381  20,964  99,774

SHORT TERM BORROWINGS
FED FUNDS PURCHASED         675    675       -       -       -       -       -       -       -
TT&L                      1,000  1,000       -       -       -       -       -       -       -
SECURITIES SOLD-SWEEP    14,682 14,682       -       -       -       -       -       -       -
SECURITIES SOLD-FIXED     6,464      -   2,075     100       -   3,562     446     281       -
FHLB-SHORT TERM           4,400  4,400       -
FHLB-LIBOR INVESTMENT     1,907      -   1,907       -       -       -       -       -       -
FHLB-LONG TERM            2,108      -       -       -       -       -       -           2,108

TOTAL SHORT TERM BORR.   31,236 20,757   3,982     100       -   3,562     446     281   2,108

OTHER LIABILITIES
OTHER LIABILITIES         2,417      -       -       -       -       -       -       -   2,417

TOTAL OTHER LIAB.         2,417      -       -       -       -       -       -       -   2,417

TOTAL LIABILITIES       286,112 35,535  12,160  18,901  10,688  40,457  42,827  21,245 104,299

CAPITAL
STOCK, SURPLUS, P.I.C.    6,000      -       -       -       -       -       -       -   6,000
UNREALIZED GAIN (LOSSES)   -318      -       -       -       -       -       -       -    -318
UNDIVIDED PROFITS        20,857      -       -       -       -       -       -       -  20,857

TOTAL CAPITAL            26,539      -       -       -       -       -       -       -  26,539
                        _______ ______  ______  ______   _____  ______  ______  ______  ______

TOTAL LIAB. & CAPITAL   312,651 35,535  12,160  18,901  10,688  40,457  42,827  21,245 130,838

GAP (SPREAD)                 - -34,574  36,632 -13,878    -551 -17,002 -21,850  16,851  34,372
GAP % TOTAL ASSETS           -  -11.06   11.72   -4.44   -0.18   -5.44   -6.99    5.39   10.99
CUMULATIVE GAP               - -34,574   2,058 -11,820 -12,371 -29,373 -51,223 -34,372       -
CUMM. GAP % TOTAL ASSETS     -  -11.06    0.66   -3.78   -3.96   -9.39  -16.38  -10.99       -
SENSITIVITY RATIO            -    0.03    1.04    0.82    0.84    0.75    0.68    0.81    1.00


                   NOTES TO THE GAP REPORT

1. The gap report reflects the interest sensitivity positions during a flat rate environment. These time frames could change if rates rise or fall.

2.           Repricing over-rides maturities in various time frames.

3. Demand deposits are placed in the last time frame due to lack of interest sensitivity. Demand deposits are considered to be core deposits.

4. Savings accounts are placed into the +2 year time frame. In a flat rate environment, saving accounts will not reprice or liquidate. Savings deposits are price sensitive, for the most part, after a major increase in the 6 month CD rate. We place these accounts in this area instead of the variable position due to history and characteristics. These accounts are considered core deposits.

5. The policy for cumulative gap positions as a percent of assets is less than 15% positive or negative in all ranges presented in the Gap Report. The banks net interest income exposure limit is $150,000. The net interest income exposure as a percent of unimpaired capital is established by policy to be no more than .76%. Currently, the bank's exposure is within this parameter.

6. FCNB would benefit from a flat rate environment. If interest rates rise rapidly, net interest income would be negatively impacted. First Citizens Liquidity would negatively be affected if interest rates drop due to the probability of increased loan demand and deposit run-off. Adequate lines of credit are available to handle liquidity needs should this occur.

                      Capital Resources

Total capital (including Reserve for Loan Losses) as a percentage of total assets for the quarter ending September
30 is presented in the following table for the years indicated:

              1996      1995      1994     1993     1992
              9.94%     9.28%     9.97%    9.01%    9.13%

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.
The risked-based capital ratio as of 9/30/96 was 14.46%, significantly above the 8.00% required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

                     Common Stock

A Stock Repurchase Program approved by the Board of Directors in 1994 provides for the purchase of the company's common stock to service the Dividend Reinvestment Program. The Company may repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come, first served basis.

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

Item 2.  Changes in Securities

Dividends paid to Shareholders of First Citizens Bancshares, Inc. are funded by dividends to the Bank Holding Company from First Citizens National Bank and other cash available at the holding company level. Federal Reserve Bank regulators would be critical of a bank holding company that pays cash dividends that are not covered by earnings or that are funded from borrowings or unusual or non-recurring gains, such as the sale of property or assets. Under rules set forth by the Comptroller of the Currency in Interpretive Ruling 7.6100, the board of directors of a national bank may declare dividends as it may judge to be expedient, subject to statutory limitations which deal with the balance of the surplus account, sufficiency of net profits, dividend payments on preferred stock, and default of any assessment due to the Federal Deposit Insurance Corporation.

Item 6(b) No reports on Form 8-K were filed for the quarter ended 9/30/96.

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First Citizens Bancshares, Inc.
                                              (Registrant)



Date: November 13, 1996                /s/Stallings Lipford
                                       Stallings Lipford,
                                       Chairman


Date: November 13, 1996                /s/Jeff Agee
                                       Jeff Agee,
                                       Senior Vice President &
                                       Chief Financial Officer
                                       First Citizens National Bank
                                       (Principal Subsidiary)