Form 10-Q/A
period 1996-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1996-12-30
CIK 719264

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First Citizens Bancshares, Inc.
                                              (Registrant)



Date: November 13, 1996                /s/Stallings Lipford
                                       Stallings Lipford,Chairman


Date: November 13, 1996                /s/Jeff Agee
                                       Jeff Agee,
                                       Senior Vice President &
                                       Chief Financial Officer
                                       First Citizens National Bank
                                       (Principal Subsidiary)