Form 10-K
period 1996-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1997-03-13
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year ended December 31, 1996 Commission File Number
0-11709

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

The aggregate market value of voting stock held by nonaffiliates of the registrant at December 31, 1996 was $31,570,000.

Of the registrant's only class of common stock ($1.00 par value) there were 741,516 shares outstanding as of December 31, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

                               Portions of the
                 Proxy Statement dated March 17, 1997 (Part III)
                         Filed by Electronic Submission

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

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

                                      December 31
                                    (in thousands)
                            1996         1995         1994

Total Assets            $313,069      $291,412      $256,685
Total Deposits           256,413       237,160       209,481
Total Net Loans          209,107       189,690       166,727
Total Equity Capital      29,603        27,103        23,879


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

                  12/31/96         12/31/95       12/31/94
              FCNB  PEER GRP   FCNB  PEER GRP  FCNB PEER GRP

Average Assets/
Net Interest
  Income       4.27%   4.33%   4.07%   4.40%   4.31%   4.43%

Average Assets/
Net Operating
   Income      1.32%   1.28%    .94%   1.29%   1.09%   1.26%

Net loan losses/
Average total
   loans        .07%    .15%    .11%    .14%    .01%    .12%

Primary Capital/
Average Assets 8.62%   8.35%   8.41%   9.04%   8.51%   9.02%

Cash Dividends/
Net Income **  5.54%  41.18%   8.29%  43.28%  19.03%  43.50%

*Performance as of 12/31/96 is compared to peer group totals as of 09/30/96

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

Federal Reserve Board approval is not required for a bank subsidiary of a BHC to merge with or acquire substantially all assets of another bank if prior approval of a federal super-visory agency, such as the Comptroller of the Currency is required under the Bank Merger Act. Relocation of a sub-sidiary bank of a BHC from one state to another requires prior approval of the Federal Reserve Board and is subject to the prohibitions of the Douglas Amendment.

The Bank Holding Company Act provides that the Federal Reserve
Board shall not approve any acquisition, merger or consolid-ation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. Further, the Federal Reserve Board may not approve any other proposed acquisition, merger, or consolid-ation, the effect of which might be to substantially lessen competition or tend to create a monopoly in any section of the country, or which in any manner would be in restraint of trade, unless the anti-competitive effect of the proposed transaction is clearly outweighed in favor of public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. An amendment effective February 4, 1993 further provides that an application may be denied if the applicant has failed to provide the Federal Reserve Board with adequate assurances that it will make available such information on its operations and activities, and the operations and activities of any affiliate, deemed appropriate to determine and enforce compliance with the Bank Holding Company Act and any other applicable federal banking statutes and regulations. In addition, consideration is given to the competence, experience and integrity of the officers, directors and principal shareholders of the applicant and any subsidiaries as well as the banks and bank holding companies concerned. The Board also considers the record of the applicant and its affiliates in fulfilling commitments to conditions imposed by the Board in connection with prior applications.

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

First Citizens Bancshares, Inc. is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, First Citizens National Bank (the principal subsidiary of the corporation) is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. It is the policy of First Citizens National Bank "the bank" to comply with regulatory requirements for the payment of dividends. The Federal Reserve Bank adopted a risk-based capital measure for use in evaluating the capital adequacy of bank holding companies effective January 1, 1991. The risk-based capital measure focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market rate risk. The calculation of risk-based capital is accomplished by dividing qualifying capital by weighted risk assets. The minimum risked-base capital ratio is 8%, at least one-half or 4:00% must consist of core capital (Tier 1), and the remaining 4:00% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 capital/supplementary capital consists of the allowance for loan and lease loses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. A risked based capital analysis is performed on a quarterly basis to test for compliance with Federal Reserve and bank policy guidelines before declaring a dividend or increasing a dividend. The banks' policy states that before declaring a dividend the following ratios will be achieved: (1) Risked Based Capital Tier 1 will be 8.34% or above; Return on year-to-date average equity 9.00%; Asset Growth and projected one year future asset growth less than 20.00%; and non performing assets to capital less than 30%. Non performing assets include 90 day past due and non accrual loans.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the principal executive officers of Bancshares and its principal subsidiary, First
Citizens National Bank as of December 31, 1996

Name                Age   Position and Office

Stallings Lipford   66    Chairman of the Board of
                          First Citizens Bancshares, Inc and First
                          Citizens National Bank.  Mr.
                          Lipford joined First Citizens in
                          1950.  He became a member of the
                          Board of Directors in 1960 and
                          President in 1970.  He was made
                          Vice Chairman of the Board in 1982.
                          He served as Vice Chairman of the
                          Board of Bancshares from September,
                          1982 to February, 1984.  The Board
                          elected Mr. Lipford Chairman of both
                          First Citizens and Bancshares on
                          February 14, 1984.  He served as
                          President of First Citizens and
                          Bancshares from 1983 to 1992, and
                          as CEO of Bancshares and First
                          Citizens from 1960 until 1996.

Katie Winchester   56     President and CEO of First Citizens
                          Bancshares and First Citizens;
                          employed by First Citizens National
                          Bank in 1961; served as Executive
                          Vice President and Secretary of the
                          Board from 1986 to 1992.  She was
                          appointed CEO of First Citizens
                          Bancshares and First Citizens
                          National Bank in 1996; and
                          President of Bancshares and First
                          Citizens in 1992.  Ms. Winchester
                          was elected to the Board of both
                          First Citizens and Bancshares in 1990.


H. Hughes Clardy   54     Vice President of First Citizens Bancshares, Inc.;
                          Senior Vice President and Senior Trust Officer of First Citizens National Bank.
                          Employed by First Citizens National
                          Bank in 1993.  Mr. Clardy was
                          employed as Vice President and
                          Senior Trust Officer at Crestar
                          Bank from January, 1987 to January, 1991 and as a Vice President of Dominion Trust Company of Tennessee from 1991 to 1993.

Ralph Henson     55      Vice President of First Citizens
                         Bancshares, Inc.; Executive Vice President of
                         Loan Administration of First Citizens National Bank.
                         Employed by First Citizens National Bank in 1964.
                         Mr. Henson served the Bank as Senior Vice President and Senior Lending Officer until his appointment as Executive Vice President of Loan Administration in
                         February, 1993.

Jeffrey Agee     36      Vice President and Chief Financial
                         Officer of Bancshares, Inc. and
                         First Citizens as of April, 1994.
                         Employed by First Citizens National
                         Bank in 1982.  Served the bank
                         previous to April, 1994 as Vice
                         President and Accounting Officer.
                         Appointed Senior Vice President and
                         Chief Financial Officer of First
                         Citizens National Bank, April 17,
                         1996.

Barry Ladd       56      Appointed Executive Vice President
                         and Chief Administrative Officer of
                         First Citizens National Bank and
                         First Citizens Bancshares in 1996.
                         Senior Vice President and Senior
                         Lending Officer of First Citizens
                         National Bank from April 20, 1994
                         to January 17, 1996.  Employed by
                         the Bank in 1972.  Mr. Ladd served
                         First Citizens as Vice President
                         and Lending Officer previous to his
                         appointment as Senior Vice President.

Bennett Ragan, Jr.  48   Executive Vice President and Senior
                         Lending Officer of First Citizens
                         National Bank.  Senior Vice
                         President and Senior Lending
                         Officer from April 20, 1994 to
                         January 17, 1996. Employed by the
                         Bank in 1970.  Mr. Ragan served the
                         Bank as Vice President and Lending
                         Officer since 1986.


Judy Long        42      Senior Vice President,
                         Administrative Officer and
                         Secretary to the Board of Directors
                         of First Citizens National Bank.
                         Ms. Long also serves as Secretary
                         to the Board of First Citizens
                         Bancshares.  Employed by the Bank
                         on July 19,1974.  Previously served
                         as Vice President and Loan
                         Operations Manager (1992 - 1996).

Jimmy Welch      50      Senior Vice President and
                         Commercial Loan Officer.  Employed
                         by the bank on April 20,1987.
                         Served as Senior Vice President and
                         Consumer Lending Manager from
                         October 25, 1990 to April 19, 1995.
                         Promoted to Senior Vice President
                         and Consumer Lending Manager on
                         April 19, 1995.  Appointed to the
                         position of Commercial Loan Officer
                         August 20, 1996.

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

First Citizens National Bank is located in a community supported by a well diversified economy. Dyer County is home for over 393 full time farm operators of 603 farms with a total land acreage of 230,906. Total Farm operators and farm laborers represent a small percentage of the Dyer County population (Dyer County Statistical Information, 1992-93). At 12/31/96 agriculture loans outstanding totaled $25,895,000 representing 15.28% of total loans. $16,890,000 was well secured with farmland, including farms, residential and other improvements, while $9,005,000 were secured loans to finance agricultural production and equipment purchases. Approximately $3,211,000 of agricultural loans were 90% FmHA guaranteed. Dyer County is also the home base for over 45 manufacturing firms employing in excess of 40% of the population. Distribution of employment in other areas consist of 14.9% services, 14.8% government, and 19.3% trade. While First Citizens is dependent upon the debtors ability to honor their obligations, there are no concentrations of credit in any one borrower, type of loan or industry that would represent a material affect to the net income of the Bank.

First Citizens Financial Plus, Inc., a Bank Service Corporation wholly owned by First Citizens National Bank is a licensed Brokerage Service. This allows the bank to compete on a limited basis with numerous non-bank entities who pose a continuing threat to our customer base, and are free to operate outside regulatory control.

First Citizens was granted trust powers in 1925 and has maintained an active Trust Department since that time. Assets as of December 31, 1996 were in excess of $132,892,000. Services offered by the Investment Management and Trust Services Division include but are not limited to estate settlement, trustee of living trusts, testamentary trustee, court appointed conservator and guardian, agent for investment accounts, and trustee of pension and profit sharing trusts.

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

The following tabular analysis sets forth the competitive position of First Citizens when compared with other financial institutions in the service area for the period ending June
30, 1996.

                                Dyer County Market
                           (All Financial Institutions)
                                  (in thousands)
                          Total Deposits   % of Market Share
Bank Name                    06/30/96           06/30/96

First Citizens
National Bank                $234,684*            51.10%

First Tennessee
 Bank                         105,089             22.88%

Security Bank                  63,457             13.82%

Union Planters, FSB            52,776             11.48%

Dyersburg City Employees
Credit Union                    3,301               .72%

       Total                 $459,307            100.00%

*Does not include deposits of $21,225,000 categorized as Overnight and fixed term Repurchase Agreements.

At December 31, 1996 Bancshares and its subsidiary, First Citizens National Bank, employed a total of 145 full time equivalent employees. Having been a part of the local community in excess of 100 years, First Citizens has been privileged to enjoy a major share of the financial services market. Dyersburg and Dyer County are growing and with this growth come demands for more sophisticated financial products and services. Strategic planning has afforded the Company both the physical resources and data processing technology necessary to meet the financial needs generated by this growth.

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

The Federal Reserve in September, 1996 gave bank holding company section 20 units the right to exclude some securities earnings from the 10% cap on underwriting revenue. It later tore down three firewalls, one of which prevented the same bank employee from selling underwriting services, loans and transactions accounts. The Fed on December 20 more than doubled, to 25% the amount of revenue section 20 units may earn underwriting and dealing in commercial securities. The Office of the Comptroller of the Currency adopting its controversial operating-subsidiary rule in November, established a procedure that national banks may use to create subsidiaries to underwrite securities sell insurance, or conduct scores of other activities the banks may engage in directly. Change in the law for securities underwriting will have no impact on First Citizens National Bank since the bank does not engage in this practice.

The OCC's operating-subsidiary rule also streamlined national banks' applications for new branches. It sets a strict 45-day deadline for OCC action on all applications, with a 10 day extension possible when serious CRA issues are raised. The OCC provision closely parallel proposed changes to Regulation Y issued by the Fed in August, 1996. Those changes expected to be finalized soon, would give the Fed 15 days to process most merger applications. It would also expand data processing powers, eliminate tying restriction on nonbanks, and allow bank-run trusts to buy mutual funds advised by the bank.

The Supreme Court ruled in February, 1996 that states must permit national banks to sell insurance from places with fewer than 5,000 residents. In the fall of 1996, the OCC issued guidelines that limit the authority of states to regulate insurance sales by national banks and allowing bankers to sell insurance to customers outside of small towns, including from bank branches in major cities.

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

Monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on operating results of bank holding companies and their subsidiary banks. The Federal Reserve Board regulates the national supply of bank credit by open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. A tool once extensively used by the Federal Reserve Board to control growth and distribution of bank loans, investments and deposits has been eliminated through deregulation. Competition, not regulation, dictates rates which must be paid and/or charged in order to attract and retain customers.

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

The Midtown Branch of First Citizens is located at 620 U.S. 51 By-Pass adjacent to the Green Village Shopping Center. The building contains 1,920 square feet and has been owned by First Citizens since construction. The land on which this Branch is located, having previously been leased, was purchased during 1987. In June of 1992 an additional 1.747 acres adjoining the Midtown Branch property was purchased to accommodate future growth and expansion. During 1993, the Board of Directors made a decision to locate a branch office at 2211 St. John Avenue near the Industrial Park, eliminating the need to expand the Midtown Branch. In 1996 the property was moved from Premises and Equipment to Other Real Estate. The 1.747 acres valued at $164,000, is now offered for sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 1996, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

                         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     As of December 31, 1996 there were 645 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods. These records may not include all sales during these time periods if sales were not reported to First Citizens for transfer.

               Quarter Ended                High         Low

              March 31, 1996               $44.00      $44.00
              June 30, 1996                $49.10      $44.00
              September 30, 1996           $49.10      $44.00
              December 31, 1996            $55.00      $49.10

              March 31, 1995               $40.00      $37.40
              June 30, 1995                $42.00      $37.90
              September 30, 1995           $42.00      $41.99
              December 31, 1995            $44.00      $42.00


Dividends paid each quarter of 1996 were 32.5 cents per share. In addition a special dividend of 30 cents per share was paid during the fourth quarter, bringing total dividends paid per share during 1996 to $1.60. Dividends paid per share during 1995 were 30 cents per share. A special dividend of 10 cents per share was declared during the fourth quarter of 1995.

                        Dividends - 1996
              Dividend                   Quarter
              Per Share                  Declared
                 .325                       1st
                 .325                       2nd
                 .325                       3rd
                 .325                       4th
                 .30*                       4th
         Total $1.60

*Special dividend paid in fourth quarter, 1996.

Future dividends will depend on Bancshares' earnings and financial condition and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information for Bancshares effective December 31 for the years indicated.
                                  (in thousands)
                              (except per share data)

                    1996     1995     1994      1993      1992
Net Interest &
 Fee Income (5)  $ 12,822 $ 11,283 $ 10,444 $ 10,220  $  9,733
Gross Interest
  Income(5)      $ 24,781 $ 22,465 $ 18,415 $ 17,481  $ 18,237

Income From
 Continuing
  Operations     $ 3,709  $  2,706 $ 2,946  $  2,638  $  2,175

Long Term
 Obligations(4)  $ 2,997  $  4,652 $ 4,125  $      0  $      0
Income Per Share
 from Continuing
  Operation(1)   $  5.04  $   3.72 $  4.15  $   3.76  $   3.39

Net Income per
Common Share
 (2)(3)          $  5.04  $   3.72 $  4.15  $   3.94  $   3.39

Cash Dividends
Declared
per Common
Share(2)(3)      $  1.60  $   1.30 $  1.19  $    .99  $    .94

Total Assets at
Year End         $313,069 $291,412 $256,687 $234,892  $239,897

Allowance for
 Loan Losses
 as a % Loans       1.08%    1.16%    1.22%    1.13%     1.26%

Allowance for
 Loan Losses as
 a % of Non-
 Performing Loans 176.08%  707.99%  196.75%  520.50%   967.62%

Loans 90 Days
 Past Due as a
 % of Loans          .09%     .17%     .62%     .22%      .13%


(1)Restated to reflect 10% stock dividend on December 15, 1992.
(2)Restated to reflect 2.5 for 1 Stock Split on October 15,
   1993.
(3)The $1.60 dividend for 1996 reflects $.325 x 4 plus a special dividend of $.30.
(4)Long Term Obligations is FHLB Borrowings matched with Loans
   & Investments.
(5)Reclassified 1992 to 1994 Overdraft Fee Income. It is not included on this line item.

Credit Card annual fees were restated from loan fees to other income in years 1992 to 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

To understand the following analysis, reference should be made to the consolidated financial statements and other selected financial data presented elsewhere in this report. For purposes of the following discussion, net interest income and net interest margins are presented on a fully taxable equivalent basis. Per share data is adjusted to reflect all stock dividends declared through December 31, 1996.

1996 was a record year for First Citizens National Bank. Net income was $3,709,904 compared to $2,705,656 and $2,946,249 in
1995 and 1994 respectively. Earnings per common share was $5.03, $3.72 and $4.15 for the years under comparison.
Weighted average shares outstanding slightly increased to 736,436 from 726,489 at year end 1995 and 709,434 year end
1994. Shares were issued from previously authorized unissued stock to satisfy the requirements of the Dividend Reinvestment
Program. Book and Market value continue to reflect a strong earnings performance. Book value of Bancshares' stock is up
$2.88 or 7.78% at 12/31/96.  Market value was $55.00 a share compared to $44.00 at 12/31/95. Total Assets net of reserve for loan losses were $313,079,000, up from $291,412,000 in 1995. Return on average assets was 1.23 percent after payment of 1996 bonuses, while ROA for 1995 was .96 percent. Double digit loan growth, experienced again in 1996, ended the year with total gross loans of $211,389,000. Nonaccruals, non-performing assets and problem loans were up slightly due to the addition of one credit of approximately $991,000 in April, 1996. The credit is discussed further in the non-performing asset section of this report. Return on average equity of 13.14 percent improved 2.89% from year end 1995. Management's continued focus on the reduction of cost of funds is reflected in the .13 percent decline when comparing 4.24 percent at 12/31/96 to 4.37 percent at 12/31/95.

Intense strategic planning is credited with the record earning performance reflected. The earnings performance was not only driven by strong loan demand, but is also a result of improved operating efficiencies driven by the bank's ongoing efforts to accomplish established goals.

Management and staff of First Citizens has made a concentrated effort to achieve a performance level comparable to its peers. Aggressive goals of the Bank's Strategic Plan include the following: (1) To achieve loan growth in excess of 7 percent annually. (2) To remain an independent community bank serving the needs of individuals, small businesses, corporations, and agriculture customers; (3) To maximize the value of First Citizens to its shareholders by providing the highest level of customer service and the widest selection of quality products and services; (4) To attract and retain high quality personnel; while rightsizing staffing levels to be more in line with peer banks; (5) To continuously evaluate and invest in a product and service distribution system that will provide our customers with personal access as well as electronic delivery of products and services; (6) To establish a bank owned finance company as well as investigate the addition of insurance sales to the bank's products.

Customer satisfaction surveys indicate that First Citizens provides high quality products and services. The bank currently holds over 51% of its designated market. Two new branches were opened to expand the development of new and future business in 1995. Fulltime equivalent employees reached high performance peer levels in the last half of 1995, and have remained at that level throughout 1996. The bank's Automated Teller distribution (First Connection) was converted from Deluxe, Inc. To Internet/Most, Reston, Virginia in June, 1996. The "check connection", Visa Check Card was tested and available to the market at year end 1996. In March, 1997 Delta Finance, a Tennessee Corporation will open its doors to offer consumer financing to the surrounding counties. Delta Finance incorporated in August, 1996, was established as a subsidiary of First Citizens National Bank. 1997 Budget projects loan volume ranging from $1,200,000 to $1,500,000. The company is expected to reach the breakeven point at $1.5 million within 1997.

The Bank's Strategic Plan (a three year plan that is reviewed and updated annually) calls for the addition of insurance sales to the banks' product and services provided to its customers. The bank is exploring the possibility of offering property and casualty insurance products through a source provided by Tennessee Bankers Association known as Bank Insure. BankInsure is a pilot program established in eight states, including Tennessee. The banks efforts to establish insurance sales will be intensified beginning the first quarter 1997. Contacts with independent agents will be explored to determine if a bank owned insurance company would be a more profitable alternative than forming an alliance with BankInsure.

Another strategic action to improve operating efficiency and customer service was the development of a Technology Strategic Plan. Action goals were adopted that include the following:
(1) Installation of Document Imaging. (2) Evaluation of a Marketing CIF system which will allow for the identification of needs and opportunities which exist in the current and potential customer base. (3) Maintaining the IBM AS/400 as the bank's primary technology infrastructure with a local area network as a secondary communication structure. (4) Surveying the market to identify the potential for Home Banking and Corporate Cash Management. In response to these goals, a contract was signed with Southern Data, Atlanta Georgia for a document imaging system in December, 1996. Installation is scheduled for the second quarter, 1997. Harland Corporation MCIF system was installed the last quarter, 1996; a marketing director was hired in January 1996, and a contract was negotiated with Alex Schessunoff to develop a bankwide Quality Sales Quality Service Program. Results of a Home Banking survey completed by a Jackson, Tennessee, Marketing firm indicated a demand for telephone and P.C. home banking product. First Citizens currently offers a touchtone telephone banking service at no cost to its customers. A search for PC home banking will begin the second quarter, 1997.

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

FASB NO. 115 (Accounting for certain investments in Debt and Equity Securities). Effective January 1, 1994, the Company adopted FASB 115 and classified securities contained in its investment portfolio according to stated specifications: Held-to-maturity (includes securities which the company has the intent and ability to hold to maturity); Trading securities
(includes investment securities which are held for short-term resale); and Available-for-sale (includes all other investment securities). The cumulative effect of FASB 115 on the investment portfolio for 1995 was a positive $485,000 and the 1996 cumulative effect was a positive $95,000 (net of tax).

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

FASB NO. 121 (Impairment of Long Lived Assets). FASB 121 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles, and good will related to those assets to be held and used and for long lived assets and certain identifiable intangibles to be disposed of. An impaired loss is recognized as the amount by which the carrying amount of the asset exceeds the fair market value of the assets. FASB 121 is effective for years beginning after December 15, 1995. We do not project any material write downs at this time.

NON-INTEREST INCOME

The following table reflects non-interest income for the years ending December 31, 1996, 1995, and 1994:

                                                 December 31
                                               Change from prior year
                                                 (in thousands)
                               Increase                    Increase
                        Total (Decrease)            Total (Decrease)             Total
                         1996   Amount  Percentage  1995    Amount  Percentage   1994
Service Charges on
 Deposit Accounts      $1,457   $  152   11.65%    $1,305   $ 189    16.94%     $1,116
Other Service Charges,
 Commissions & Fees    $  674   $  181   36.72%    $  493   $(242)  (33.93%)    $  735
Other Income           $1,238   $  288   30.32%    $  950   $(101)   (9.61%)    $1,051
TOTAL NON-INTEREST
 INCOME                $3,369   $  621   22.60%    $   48   $(154)   (5.31%)    $  902

Total non-interest income is up over 22 percent when comparing December 31, 1996 to December 31, 1995 after declining 5.3 percent when comparing the previous two year ends. Service charges on deposit accounts contributed $1.4 million to total income in 1996. Service charge income rose 11.65% from 1995 and is projected to increase approximately $100,000 in 1997. In January, 1997 the per item overdraft fee increased from $20.00 to $22.00. In addition, a daily overdraft charge of $5.00 per day is assessed for each day the account is overdrawn after a 5 day grace period. The overdraft fee was increased in April, 1995 from $17.50 to $20.00 and the per day overdraft charge was increased from $3.00 per day to $5.00 per day. Overdraft income was reclassified from interest and fees on loans into other income for prior years and restated within the table. Non interest income in 1995 decreased when compared to 1994 due to (1) a gross profit of $297,000 resulting from the sale of the Jackson (Madison County), Tennessee property in 1994; and (2) A decrease in fee income of $160,000 received from the Bank's Subsidiary, Financial Plus, Inc. The broker/dealer experienced a change in management that resulted in legal proceedings (explained in the legal proceeding section of this report). Other income increased in 1996 due to a one time refund of $70,705 from bankruptcy trustees of Southeast Fort Worth Ltd., increased fee income from Financial Plus, Inc. and security gains realized from the sale of Securities from the banks' investment portfolio. The Southeast refund partially reimbursed the bank for settlement made to trust customers by the bank in December 1989. Trust income improved in excess of 25 percent in 1996. Fees charged for services rendered were restructured in 1995. Other service charges, commissions & fees were restated for prior years to eliminate overdraft and annual fees on the credit cards. Other income was restated to include those fees.

NON-INTEREST EXPENSE
                                                  December 31
                                             Change from prior year
                                               (in thousands)
                                  Increase                  Increase
                          Total  (Decrease)          Total (Decrease)          Total
                           1996   Amount  Percentage 1995    Amount Percentage 1994
Salaries & Employee
 Benefits                  $5,497  $ 325     6.29%  $5,172  $ 202     4.07%  $4,970
Net Occupancy Expense         446    105    30.80%  $  341  $  23     7.24%  $  318
Other Operating Expense     3,895   (220)    5.25%  $4,115  $ 593    16.84%  $3,522
TOTAL NON-INTEREST EXPENSE $9,889  $ 261     2.71%  $9,628  $ 818     7.79%  $8,810

Management efforts to control non-interest expense continues to be reflected when reviewing non-interest expense categories for the years under comparison. Non-interest expense, up slightly at 2.71%, was maintained below the consumer inflation rate of 3 percent. Salaries and benefits increased 6.29% in response to payment of bonus incentives offered for improved financial performance. This trend is likely to continue, given the bank's agressive earnings goals. Fulltime equivalent employees remain at 145 for the years 1995 and 1996. Fulltime equivalent at 12/31/94 was 150. FTE remained flat in 1996 in spite of the employment of 4 tellers on the shelf hired to fill vacancies created by absence or special projects. Assets per employee totaled $2.1 million at 12/31/96, $1.9 million at 12/31/95. This compares to $2.3 million for peer group banks at 12/31/96. Increased operating expense of 16.84% in 1995 is attributed to settlement and professional fees of $261,000 incurred as a result of arbitration between Financial Plus, Inc. and William M. Boehmler and Hilliard Lyons, Inc.

December 31                            Asset Per Employee-Peer
             Assets Per Employee-FCNB             Groups
                  (in thousands)              (in thousands)

   1996               $2,159                      $2,300
   1995               $1,969                      $1,900
   1994               $1,695                      $1,900
   1993               $1,563                      $1,900
   1992               $1,643                      $1,900

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

                                          December 31
                                        (in thousands)
                         1996               1995              1994

                  Average   Average  Average   Average  Average   Average
                  Balance    Rate    Balance    Rate    Balance    Rate
Non-Interest
Bearing Demand
Deposits         $ 26,641      -     $ 25,375     -    $ 24,989     -

Savings Deposits $ 73,908   3.19%    $ 65,996   3.05%  $ 64,912   2.69%

Time Deposits    $146,562   5.63%    $136,631   5.91%  $111,268   4.79%

TOTAL DEPOSITS   $247,111   8.39%    $228,002   4.43%  $201,169   3.52%

Growth in total deposits continues to be a challenge for First Citizens National Bank. The company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. According to a market share analysis, Bancshares hold approximately 51% (excluding overnight and fixed term repurchase agreements) of the bank deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (23% of total county deposits), and Security (14%). Union Planters, another regional bank also hold market share of 11 percent. First Citizens also competes with Dyersburg City Employees Credit Union, seven or more consumer finance companies, and other types of financial service providers in the area. In spite of aggressive competition, total deposits increased $19.1 million and $26.8 million when comparing 12/31/96 to 12/31/95 and 12/31/94. A review of the composition of deposits in 1996 reflects growth of $8 million in savings deposits and approximately $10 million in time deposits. Approximately $32 million of total deposit growth in 1995 was centered in time deposits. Other factors contributing to deposit growth was higher rates paid on deposits than paid in 1994 and the purchase of $8 million in deposits through the Ripley Branch acquisition. An analysis of 1994 reflects customers response to low interest rates and their reluctance to recommit funds into bank Certificates of Deposits. Demand deposits have remained relatively flat when reviewing the years under comparison. However, sweep account funds totaling $14,844,000 are not included in the average balances for non-interest bearing demand deposits. The "Sweep" total is included in the balance sheet category of Securities Sold Under Agreement to Repurchase totaling $21.2 million. The average rate paid on interest bearing liabilities at 12/31/96 was 4.02% compared to 4.89% at 12/31/95 and 4.81%
at 12/31/94. Pricing of deposits is based on local market competition and Treasury Bill rates.

SHORT TERM BORROWINGS
                                      12/31/96        12/31/95
Amount outstanding-end of Period       $21,225        $19,745
Weighted Average Rate of Outstanding     4.31%          4.59%

Maximum Amount of Borrowings at
  Month End                             32,902         18,624
Average Amounts Outstanding for
  Period                                20,883         17,033
Weighted Average Rate of Average
  Amounts                                4.48%          4.66%

Management is continuously monitoring and enhancing the bank's product line in order to retain existing customers and to attract new customer relationships. Among new products offered In 1996 was a "Visa Check Card" and "The Nest Egg Certificate of Deposit". The Visa Check Card is an electronic check that allows our customers another convenient method of accessing their checking account funds without writing a check. The Nest Egg Certificate of Deposit was introduced as a college savings fund for parents requiring a savings instrument with a low opening balance and as often as weekly deposits made to the account. Imaged deposit accounts statements offered to the market in 1996, continue to be a success with 99.9 percent acceptance.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First Citizens on December 31, 1996. The overall total increased in excess of $9 million when compared to the prior year.

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000
AND OVER

                                              December 31
                                             (in thousands)
                                   1996                   1995
                            Amount       Percent  Amount       Percent
 Maturing in:
3 months or less           $13,960       36.57%  $ 3,577       13.40%
Over 3 through 12 months   $16,902       44.26%  $13,928       52.16%
Over 12 months             $ 7,319       19.17%  $ 9,201       34.44%

     TOTAL                 $38,181      100.00%  $26,706      100.00%

The following table sets forth an analysis of sources and uses of funds for the years under comparison.

                                SOURCES AND USES OF FUNDS
                                     (in thousands)
                          1996                     1995             1994
FUNDING USES       Average  Increase        Average  Increase      Average
                   Balance (Decrease)       Balance (Decrease)     Balance
                         Amount         %        Amount          %   Amount
INTEREST-EARNING
ASSETS:

Loans (Net of
Unearned Discounts
& Reserve)       $203,663  $ 20,645 11.28% $183,018 $22,764  14.21%  $160,254

Taxable Investment
Securities       $ 64,392  $  5,032  8.48% $ 59,360 $10,593  21.73%  $ 48,767

Non-Taxable
Investment
Securities       $ 10,825 $    358   3.42% $ 10,467 $(2,817)(21.21%) $ 13,284

Federal Funds
Sold             $  1,166  $(1,437)(55.21%)$  2,603 $   (84) (3.13%) $  2,687

Interest Earning
Deposits In
Banks            $    196  $    83  73.46% $    113 $   (43)(27.57%) $    156

TOTAL INTEREST-
EARNING ASSETS   $280,242  $24,681   9.66% $255,561 $30,413  13.51%  $225,148

Other Uses       $ 23,478  $ 2,540  12.14% $ 20,938 $   187    .91%  $ 20,751

TOTAL FUNDING
  USES           $303,720  $27,221   9.85% $276,499 $30,600  12.45%  $245,899

INTEREST-BEARING
  LIABILITIES:
Savings
 Deposits        $ 73,908 $  7,912  11.99%  $ 65,996 $ 1,084   1.15% $ 64,912

Time Deposits    $146,562 $  9,931   7.27%  $136,631 $25,363  22.80% $111,268

Federal Funds
Purchased and
Other Interest
Bearing
Liabilities      $ 28,470 $  4,857  20.57%  $ 23,613 $   967   4.27% $ 22,646


TOTAL INTEREST-
BEARING
LIABILITIES      $248,940 $ 22,700  10.04%  $226,240 $27,414  13.79% $198,826
Demand Deposits  $ 26,641 $  1,266   4.99%  $ 25,375 $   386   1.55% $ 24,989
Other Sources    $ 28,139 $  3,255  13.08%  $ 24,884 $ 2,800  12.68% $ 22,084

TOTAL FUNDING
 SOURCES:        $303,720 $ 27,221   9.85%  $276,499 $30,600  12.45% $245,899

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS

                                     (FIRST CITIZENS NATIONAL BANK)

                               Monthly Average Balances and Interest Rates
                                              (in thousands)
                           1996                    1995                       1994
                 Average          Average Average          Average  Average          Average
                 Balance  Interest Rate   Balance Interest  Rate    Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)
        (3)       $203,658 $19,768  9.71% $182,997 $ 17,718  9.69% $160,217 $ 14,619  9.12%

Investment
Securities:

  Taxable         $ 64,392 $ 4,353  6.76% $ 59,360 $  3,948  6.65% $ 48,767 $  2,978  6.11%
  Tax Exempt (4)  $ 10,825 $   755  6.98% $ 10,467 $    730  6.98% $ 13,284 $    908  6.84%

Interest Earning
  Deposits        $    196 $     7  3.58% $    113 $      7  6.20% $    156 $      5  3.21%

Federal Funds
Sold              $  1,166 $    69  5.92% $  2,603 $    158  6.07% $  2,687 $    113  4.21%


Lease Financing   $      5 $     1 20.00% $     21 $      2  9.53% $     37 $      4 10.81%

Total Interest
  Earning Assets  $280,242 $24,953  8.91% $255,561 $ 22,563  8.83% $225,148 $ 18,627  8.27%

NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks           $ 10,048 $    -     -   $  9,457 $ -       -     $  8,876 $ -       -

Bank Premises and
  Equipment       $  8,499 $    -     -   $  8,699 $ -       -     $  8,008 $ -       -

Other Assets      $  4,931 $    -     -   $  2,782 $ -       -     $  3,867 $ -       -

Total Assets      $303,720 $    -     -   $276,499 $ -       -     $245,899 $ -       -

LIABILITIES AND
 SHAREHOLDERS'
  EQUITY:

INTEREST BEARING
  LIABILITIES:
Savings Deposits  $ 73,908 $ 2,355  3.19% $ 65,996 $  2,009 3.05%  $ 64,912 $ 1,746  2.69%
 (5)

Time Deposits     $146,562 $ 8,246  5.63% $136,631 $  8,063 5.91%  $111,268 $ 5,335  4.79%

Federal Funds
  Purchased and
  Other Interest
  Bearing
  Liabilities     $ 28,470 $ 1,358  4.77% $ 23,613 $  1,184 5.02% $ 22,646  $   912  4.03%
Total Interest
  Bearing
  Liabilities     $248,940 $11,959  4.81% $226,240 $ 11,256 4.98% $198,826  $ 7,993  4.02%

NON-INTEREST
  BEARING
  LIABILITIES:

Demand Deposits   $ 26,641 $     -   -    $ 25,375 $ -        -   $ 24,989  $ -        -

Other
  Liabilities     $ 2,213  $     -   -    $  1,972 $ -        -   $  1,553  $ -        -

Total
  Liabilities     $277,794 $     -   -    $253,587 $ -        -   $225,368  $ -        -

SHAREHOLDERS'
  EQUITY          $ 25,926 $     -   -    $ 22,912 $ -        -   $ 20,530  $ -        -




TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY          $303,720 $    -    -    $276,499 $ -       -     $245,899 $ -        -

NET INTEREST
  INCOME          $   -    $12,994   -    $   -    $11,307   -     $   -    $10,634    -

NET YIELD ON
  AVERAGE EARNING
  ASSETS          $   -    $ -      4.64% $   -    $ -      4.43%  $   -    $ -      4.72%

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

(5)    Includes Insured Money Fund, NOW, Club Accounts, and other Savings.

VOLUME/RATE ANALYSIS
(First Citizens                1996 Compared to 1995           1995 Compared to 1994
 National Bank)                  Due to Changes in:             Due to Changes in:

                                               Total                         Total
                            Average  Average  Increase    Average  Average Increase
                            Volume    Rate   (Decrease)   Volume    Rate  (Decrease)

                                                  (in thousands)
Interest Earned On:

   Loans                    $ 2,002 $    48   $ 2,050      $ 2,987 $   112  $ 3,099

   Taxable Investments          335      70       405          647     323      970

   Tax Exempt Investment
     Securities                  25      -         25         (193)     15     (178)


   Interest Bearing
    Deposits with Other
     Banks                        5      (5)        0            1       1        2


   Federal Funds Sold and
     Securities purchased
     under agreements to
     resell                     (87)     (2)      (89)          (4)     49       45


   Lease Financing               (1)      -        (1)          (4)      2       (2)

TOTAL INTEREST EARNING
     ASSETS                 $ 2,279 $   111   $ 2,390      $ 3,434  $  502   $ 3,936


Interest Paid On:
   Savings Deposits             241    105        346           29     234       263

   Time Deposits                587    (404)      183       1,215    1,513     2,728

   Federal Funds Purchased
     and Securities Sold
     Under Agreement to
     Repurchase                 244     (70)     174           39      233       272

TOTAL INTEREST BEARING
     LIABILITIES            $ 1,072 $  (369)  $   703    $ 1,283   $ 1,980   $ 3,263

    INTEREST EARNINGS       $ 1,207 $   480   $ 1,687    $ 2,151   $(1,478)  $   673

A summary of average interest earning assets and interest bearing liabilities is set forth in the preceding table together with average yields on the earning assets and average cost on the interest bearing liabilities. Total interest earning assets increased 9.66% and 13.51% when comparing 1996 to 1995 and 1994. Total interest bearing liabilities increased 10.04% and 13.79% when comparing 1996, 1995 and 1994 respectively. Total interest earning assets averaged $280,242,000 at an average rate of 8.91% while total interest bearing liabilities averaged $248,940,000 at an average rate of 4.81%. Net yield on average earning assets (annualized) was 4.64%, 4.43%, and 4.72% for the years 1996, 1995, and
1994, reflecting an upward swing in interest rates in 1994. Maintaining interest rate margins achieved in prior years proved more difficult in 1995 due to higher rates paid on deposits. However, 1996 Cost of funds was reduced, thereby improving interest rate margins. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

LOAN PORTFOLIO ANALYSIS

COMPOSITION OF LOANS
                                          December 31
                                      (in thousands)
                          1996       1995     1994      1993     1992
Real Estate Loans:
Construction            $ 17,130  $ 12,954  $ 10,511  $  7,675  $  5,272
Mortgage                $127,080  $107,844  $ 97,310  $ 87,314  $ 79,376

Commercial, Financial
and Agricultural Loans  $ 42,067  $ 45,061  $ 38,843  $ 35,626  $ 33,931
Installment Loans to
Individuals             $ 22,743  $ 23,718  $ 19,117  $ 15,901  $ 15,077

Other Loans             $  2,369  $  2,329  $  3,000  $  2,806  $  2,005

TOTAL LOANS             $211,389  $191,906  $168,781  $149,322  $135,661

CHANGES IN LOAN CATEGORIES

             December 31, 1996 as compared to December 31, 1995
                               (in thousands)

                         Amount of Increase            % of Increase

Loan Category               (Decrease)                   (Decrease)

Real Estate                  $23,412                      19.39%


Commercial, Financial
  and Agricultural           $(2,994)                     (6.65%)


Installment Loans to
 Individuals                 $  (975)                     (4.11%)


Other Loans                  $    40                       1.72%


TOTAL LOANS                  $19,483                      10.16%

The bank's loan portfolio has experienced exceptional loan growth as reflected in the Composition of Loans table. Total loans at 12/31/96 was $211,389,000 compared to $191,906 000 for the same time period in 1995.
A comparison of growth in the portfolio indicates the largest percentage of growth (19.39%) is centered in Real Estate. Mortgage and con-struction loans increased approximately $23 million in 1996. Growth in this category in 1995 exceeded 19 percent.  The upward trend is attributed to substantial growth in both population and number of households recorded in Dyer county over the past decade. Loan categories reflecting a decrease from 1995 are Commercial, Financial and Agriculture loans ($2,994,000 or 6.65%) and Installment Loans to Individuals
($975,000 or 4.11%). Agricultural resources comprise a significant part of the Dyer County market. In 1996, crop production as well as commodity prices were higher than in previous years, thereby accounting for a significant pay down in agriculture loans at year end. Problem and non-performing loans increased after April, 1996 due to the addition of Bennett Funding Group, Inc. loan in the amount of $991,029. First Citizens was made aware that the company had filed a Chapter 11
Bankruptcy and that legal claims had been filed against the company's CFO claiming among other things the selling of fictitious leases. Assets of the corporation were frozen as a result of the bankruptcy filing. First Citizens National Bank is a holder of outstanding debt on Bennett Funding Group, Inc. totaling $991,029 down from the beginning balance of $1,699,880. As of December 31, 1996 approximately $300,000 of the debt
was charged off.   An allocation of $400,000 had been added to the loan
loss reserve to cover any exposure to the bank. The bank holds 176 outstanding leases securing the debt. Of the total, 25 have been contacted using the acceptable language provided by Bennett. Response received indicate that the equipment securing the leases is in place and in working order. All leases have been reinspected and we have no reason to believe there are fictitious or fraudulent leases in our portfolio. First Citizens joined with other banks, also purchases of leases from Bennett Funding, to employ legal representation as a group until all facts can be sorted out.

First Citizens is located in the Dyersburg/Dyer County Trade Area, having a population of 40,000. The entire trade area has out paced both the state and the nation in per capita personal income growth since the early 1980's. The State of Tennessee projects that per capita income in the area will be greater than the national average by the year 2000. The mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing 40.5%. Dyer County's unemployment rate at year end was 6.8% down from November's rate of 7.2%, but higher than the State of Tennessee's rate of 4.2%. The loan portfolio is made up of quality loans, and is well diversified with no concentrations of credit in any one industry. Problem loans totaled $2,856,235 at 12/31/96, while watch loan total was slightly above $5,000. Total non-performing loans were .61% of total portfolio, at 12/31/95 compared to .73% for peer group banks. Experience of the lending staff and adherence to policy lends a comfort level to the portfolio that supports the Loan Loss Allowance at the present level.

The book value of repossessed real property held by Bancshares at year end was $194,000 compared to $935,000 at 12/31/95 and $1,119,000 at
12/31/94. The balance was significantly reduced as a result of the sale of the Strip Shopping Center (at a loss of $18,000) in November, 1996. The remaining balance held in repossessed real property represents real estate held by First Citizens National Bank with exception to property purchased for expansion of the branch located on Highway 51 Bypass valued at $164,000. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

Loan Administration sets policy guidelines approved by the Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes board approved guidelines for collateral-ization, loans in excess of loan to value limits, maximum loan amount,
maximum maturity and amortization period for each loan type.   Policy
guidelines for loan to value ratio and maturities related to various collateral as follows:

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

The average yield on loans of First Citizens National Bank for the years indicated are as follows:

         1996 -  9.71%
         1995 -  9.69%
         1994 -  9.12%
         1993 -  9.46%
         1992 - 10.05%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $34,023,000 at 12/31/96.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                           Due after
                          Due in one       one year but          Due after
                          year or less     within five years     five years
                                            (in thousands)

Real Estate                 $37,390            $91,237            $15,583

Commercial, Financial
 and Agricultural           $25,639            $15,332            $ 1,096

All Other Loans             $ 6,330            $18,599            $   183

  TOTALS                    $69,359           $125,168            $16,862

Loans with Maturities After One Year for which:
                                                (in thousands)
Interest Rates are Fixed or Predetermined             $125,933
Interest Rates are Floating or Adjustable             $ 16,097

The degree of interest rate risk that a bank is subject to can be controlled through a well managed asset/liability management program. First Citizens controls interest rate risk by matching assets and liabilities, (by employing interest-sensitive funds in assets that are also interest sensitive). One tool used to ensure market rate return is variable rate loans. Loans totaling $84,456,000 or 39.95% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. Loan maturities in the one to five year category increased to $125,165,000 at 12/31/96 from $115,163,000 at 12/31/95 as a result of customer demand to lock in fixed rates for a longer period of time. The trend exhibited by consumers in recent years to lock in interest rates is projected to continue in 1997.

NON-PERFORMING LOANS

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties (First Citizens National Bank)
                                               December 31
                                              (in thousands)

                        1996      1995      1994     1993     1992
Nonaccrual Loans       $1,118    $  836    $  945    $1,079  $1,743
Restructured Loans          0         0         0         0       0
Foreclosed Property
  Other Real Estate,       50       111       148        98     550
  Other Repossessed
    Assets                  0         0         0         0       0
Loans and leases 90 days
  Past due and still
  accruing interest       177       313     1,044       322     176
Total Nonperforming
  Assets               $1,295    $1,260    $2,137    $1,499  $2,469
Nonperforming assets
 as a percent of
 loans and leases
 plus foreclosed
 property at end
 of year                  .62%     .66%     1.27%     1.01%   1.82%

Allowance as a percent of:
 Nonperforming
   assets              176.22%  175.88%    96.12%   111.81%  68.98%
Gross Loans              1.08%    1.16%     1.22%     1.12%   1.27%
Addition to Reserve as a
  percent of Net
  Charge-Offs          112.16%  180.20% 1,675.00%    93.69%  63.82%
Loans and leases 90 days
  past due as a percent of
  loans and leases at year
  end                     .09%     .17%      .62%      .22%    .13%
Recoveries as a
  percent of Gross
  Charge-Offs           20.15%   44.66%    87.10%    28.79%  36.17%

Total Non Performing Assets were $1,295,000 as of 12/31/96 compared to $1,260,000 at year end in 1995. Non performing Assets as a percent of loans was .62% compared to .66% in 1995 and .73% for peer group banks. Allowance for Loan Losses as a percent of Nonperforming assets and total loans was 176.22% and 1.08% respectively. Loan policy calls for an allowance balance of at least 1% of total loans. Continued improvements reflected in the financial ratios are indicative of well communicated loan policies and procedures. Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The banks' policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by it contractual term. A debt is well secured if it is secured
(1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the twelve months ending 12/31/96 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $201,000. Interest income on loans reported as ninety days past due and on interest accrual status was $48,000 for 1995. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". First Citizens has no Restructured Loans for the period being reported.

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

LOAN LOSS EXPERIENCE & RESERVE FOR LOAN LOSSES (in thousands)

                           1996      1995      1994      1993      1992
Average Net Loans
Outstanding            $203,663   $183,018  $160,254  $141,664   $134,514
Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  2,216   $  2,054  $  1,676  $  1,703   $  1,936
Loan Charge-Offs       $   (680)  $   (365) $   (186) $   (601)  $ (1,009)
Recovery of Loans
Previously Charged Off $    137   $    163  $    162  $    173   $    365

Net Loans Charged Off  $   (543)  $   (202) $    (24) $   (428)  $   (644)
Additions to Reserve
Charged to Operating
Expense                $    609   $    364  $    402   $    401  $    411
Balance at End of
Period                 $  2,282   $  2,216  $  2,054   $  1,676  $  1,703

Ratio of Net Charge-
Offs to Average Net
Loans Outstanding          .27%      .11%      .01%       .30%      .48%

The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years. The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the quarter just ended consisted of (1) Loans charged off of $680,000 (2) Recovery of loans previously charged off $137,000 and
(3) Additions to reserves totaling $609,000.

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

     LOSS EXPERIENCE III & IV
        (AVERAGE LAST 3 YEARS)                  % OR $



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

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/97 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural            $200,000
  Real Estate-Construction                               0
  Real Estate-Mortgage                              80,000
  Installment Loans to individuals & credit cards  120,000
  Lease financing                                        0

            01/01/97 through 12/31/97   Total     $400,000

The following table will identify charge-offs by category for the periods ending December 31 as indicated:

                                            Year Ending December 31
                                                (in thousands)
                                         1996         1995        1994
Charge-offs:
 Domestic:
  Commercial, Financial & Agricultural $ 432         $   54       $   32
Real Estate-Construction                   0              0            0
  Real Estate-Mortgage                    20            113           22
  Installment Loans to individuals
   & credit cards                        228            198          132
  Lease financing                          0              0            0
     Total                             $ 680         $  365       $  186


Recoveries:
 Domestic:
  Commercial, Financial & Agricultural $  32         $   38       $   30
  Real Estate-Construction                 0              0            0
  Real Estate-Mortgage                     3             19           12
Installment Loans to individuals
   & credit cards                        102            106          120
  Lease financing                          0              0            0

                               Total   $ 137        $   163       $  162

Net Charge-offs                        $ 543        $   202       $   24


COMPOSITION OF INVESTMENT SECURITIES
                                              December 31
                                             (in thousands)

                               1996     1995     1994     1993     1992
U. S. Treasury &
 Government Agencies         $62,194  $59,462  $47,042  $42,502  $59,019

State & Political
 Subdivisions                $10,569  $10,776  $10,883  $12,774  $ 9,300

All Others                   $ 2,984  $ 3,654  $ 4,801  $ 5,471  $ 6,129

                  TOTALS     $75,747  $73,892  $62,726  $60,747  $74,448

MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 1996
                                   (in thousands)

                                  Maturing          Maturing        Maturing
                 Maturing      After One Year    After Five Years     After
              Within One Year Within Five Years Within Ten Years    Ten Years
              Amount  Yield    Amount   Yield     Amount   Yield  Amount Yield
U. S. Treasury
and Government
Agencies      $ 9,788  5.97%  $26,161   6.79%    $18,369   7.05%  $ 7,876 7.29%

State and
Political
Subdivisions* $ 1,835  7.01%  $ 6,652   6.72%    $ 1,557   7.85%  $   525 7.72%

All Others    $   500  6.00%  $   ---     ---    $ 2,484   5.60%  $  ----   ---

TOTALS        $12,123  6.13%  $32,813   6.78%    $22,410   6.95%  $ 8,401 7.32%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

HELD TO MATURITY & AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 1996

                                        Held to Maturity   Available for Sale
                                                    (in thousands)
                                        Amortized  Fair     Amortized   Fair
                                          Cost     Value       Cost     Value

U.S. Treasury Securities                  3,005     3,002     6,971     7,050
U.S. Government Agency & Corporation
  obligations (exclude mortgage-backed
  securities):
  Issued by U.S. Govt. Agencies (2)         0         0          0         0
  Issued by U.S. Govt.-Sponsored
      Agencies (3)                      16,027    16,009     26,760    26,819
Securities issued by states & political
  subdivisions in the U.S.:
  General Obligations                    3,549     3,556      3,412     3,413
  Revenue Obligations                    2,699     2,699        901       908
  Industrial development &
   similar obligations                     310       319      2,896     2,911
Mortgage-backed Securities (MBS):
  Pass-through securities:
   Guaranteed by GNMA                      786       793        362       368
   Issued by FNMA & FHLMC                    0         0          0         0
   Other pass-through securities             0         0          0         0
  Other mortgage-backed securities
   (include CMOs, REMICs and stripped
   MBS):
   Issued or guaranteed by FNMA & FHLMC
    or GNMA                              1,144     1,146      3,754     3,739
   Collateralized by MBS
    issued or guaranteed by
    FNMA, FHLMC or GNMA                     35        35          0         0
   All other mortgage-backed securities      0         0          0         0
Other Debt Securities:
  Other domestic debt securities           500       501          0         0
  Foreign debt securities                    0         0          0         0
Equity Securities:
  Investments in Mutual Funds                0         0          0         0
  Other equity securities with readily
    determinable fair values                 0         0        749       757
  All other equity securities (1)            0         0      1,726     1,727
Total                                   28,055    28,060     47,531    47,692

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

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public funds deposits. Investment activity for 1996 was driven by strong loan demand and Financial Accounting Standard No. 115 (further explanation is contained within this section as well as footnotes included in the Auditors Report) which addresses Accounting in Certain Investments in Debt and Equity Securities. The investment portfolio, which currently totals $75,747,000, is comprised of U. S. Treasury and U. S. Agency Obligations of $62,194,000, Municipal Obligations of $10,569,000, and all other investments totaling $2,984,000. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

The fixed rate holdings currently have an expected average life of 3.1 years. It is estimated that this average life would extend to 4.6 years should rates go up by 100 basis points and 4.9 years if rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points, the average life would decrease to 1.9 years.

In terms of price sensitivity, we estimate that if rates go up 100 basis points the market value of the portfolio would fall by 3.3%, while rates up 200 basis points would impact the market value by a negative 6.8%. This is equal to the price sensitivity of the 4-year Treasury bond, which is consistent with the current average life of the portfolio. If rates go down 100 basis points, we estimate that the market value would increase by 2.3%.

The adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 6.8 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolios for Held-to-Maturity, Available for Sale, and Trading Account Investments. As of 12/31/96 approximately 63 percent of the bank's total portfolio was placed in the Held For Sale Account while the remaining 37 percent is contained in the Held to Maturity Account. FASB 115 also requires banks to mark to market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. Mark to market resulted in a positive capital entry of $159,542 as reflected on the 12/31/96 balance sheet. Mark to market impact to capital on 12/31/95 was a positive $745,000. All purchase and sale transactions in 1996 were made in accordance with specifications set forth in FASB 115. During the fourth quarter of 1995 transfers were made from the Held to Maturity account to the Held for Sale account to provide for future liquidity. The Financial Accounting Standards Board provided a grace period under FASB 115 from November 15 thru December 31, 1995 to allow banks to reclassify investments contained in the three portfolios. The trading account at 12/31/96 maintained a zero balance. First Citizens has not engaged in Derivative activities as defined by paragraphs 5 thru 7 of FASB 119.

Maturities in the portfolio are made up of 16.00% within one year, and 43.3% maturing after one year and within five years. Maturities on future investment purchases will be structured to meet loan demand as well as projected changes in interest rates.

Gains/Losses reflected in year-end income statements attributable to trading account securities:

   Year Ended
     12/31       Gains        Losses           Net

     1996      $     0.00   $     0.00     $     0.00
     1995      $     0.00   $     0.00     $     0.00
     1994      $     0.00   $     0.00     $     0.00

The following table allocates by category unrealized Gains/Losses within the portfolio as of December 31, 1995 (in thousands):

                                  Unrealized              Net
                              Gains        Losses     Gains/Losses

U.S. Treasury
  Securities                $   103        $   27       $    76

Obligations of U.S.
  Government Agencies
  and Corporations          $   266        $  352       $   (86)

Obligations of States
  and Political
  Subdivisions              $    41        $   26       $    15

Federal Reserve and
  Corporate Stock           $     0        $    0       $     0

TOTALS                      $   410        $  405       $     5


LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loan and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risk.
Liquidity, which is determined by a comparison of net liquid assets to net liabilities, remains between 10% and 15%. The stability of our deposit base, sound asset/liability management, a strong capital base and quality assets assure adequate liquidity. Loan to deposit ratio at 12/31/96 was 82%. Two factors primarily affecting liquidity in 1996, were loan demand in excess of budget projections and customer demand to lock in low interest rates for longer periods of time. Solid deposit growth centered primarily in time deposits provided a steady source of funds to meet liquidity needs. During the last half of 1994 interest rates started to climb upward, causing consumers to move funds from Annuities and Mutual Funds into bank certificates of deposits. Asset growth was approximately 7% for 1996. Other sources available to meet liquidity needs were (1) approved lines of credit with Federal Home Loan Bank and correspondent banks totaling $20 million (2) Loans and investments in excess of $84,343,000 maturing within one year and (3) approximately 63% of the banks' total investments placed in the held-for-sale account. As of year end approximately $3 million was drawn on approved lines of credit. The borrowings were maturity matched with loans and investments on the books of the bank.

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

                                       CONDENSED GAP REPORT
12/31/96                                 CURRENT BALANCES
                                          (in thousands)
                                    DAILY     0-1        1-2      2-3      3-6     6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS   MONTHS  MONTHS
CASH AND DUE FROM:
CASH AND DUE FROM        10,871       -          -          -         -        -       -
MONEY MARKET                196     196          -          -         -        -       -

TOTAL CASH & DUE FROM    11,067     196          -          -         -        -       -

INVESTMENTS
US TREASURIES            75,549       -          -      4,777     1,000    8,633   5,000

TOTAL INVESTMENTS        75,549       -          -      4,777     1,000    8,633   5,000

LOANS:
COMMERCIAL FIXED         25,394       -      4,875      1,127     1,471    1,913   3,199
COMMERCIAL VARIABLE      15,940       -     15,940          -         -        -       -
REAL ESTATE VARIABLE     19,844       -     18,703          -        13    1,128       -
REAL ESTATE FIXED       118,591       -      6,100      1,902     2,754    3,869   9,624
HOME EQUITY LOANS         5,007       -      4,303          -        29      272     402
SEC MORTGAGE                768       -          -          -         -        -       -
INSTALLMENT LOANS        22,669       -        717        182       294      913   1,781
INSTALLMENT VARIABLE         74       -         74          -         -        -       -
FLOOR PLAN                  733       -          -          -         -        -       -
CREDIT CARDS              1,759       -          -          -         -        -       -
FACTORING REC               184       -          -          -         -        -       -
OVERDRAFTS                  426       -          -          -         -        -       -
TOTAL LOANS             211,389       -     50,712      3,211     4,561    8,095  15,006
LOAN LOSS RESERVE         2,282       -          -          -         -        -       -

NET LOANS               209,107       -     50,712      3,211     4,561    8,095  15,006

FED FUNDS SOLD            1,000       -          -          -         -        -       -
TOTAL FED FUNDS SOLD      1,000       -          -          -         -        -       -

TOTAL EARNING ASSETS    285,656       -     50,712      7,988     5,561   16,728  20,006

OTHER ASSETS:
BUILDING, F&F & LAND      8,135       -          -          -         -        -       -
OTHER REAL ESTATE            50       -          -          -         -        -       -
OTHER ASSETS              6,256       -          -          -         -        -       -
TOTAL OTHER ASSETS       14,441       -          -          -         -        -       -

TOTAL ASSETS            311,164     196     50,712      7,988     5,561   16,728  20,006

DEMAND DEPOSITS:
DEMAND DEPOSITS          27,894       -          -          -         -        -       -

TOTAL DEMAND             27,894       -          -          -         -        -       -

SAVINGS ACCOUNTS:
REGULAR SAVINGS          16,886       -      1,000          -         -        -       -
NOW ACCOUNT              26,809       -          -          -         -        -       -
BUSINESS CHECKING           278       -          -          -         -        -       -
IMF-MMDA                 12,578   1,000          -          -         -        -       -
FIRST RATE ACCOUNT       17,820  17,820          -          -         -        -       -
DOGWOOD CLUB              5,139   1,139          -          -         -        -       -

TOTAL SAVINGS            79,510  19,959      1,000          -         -        -       -

                     CONDENSED GAP REPORT
12/31/95                       CURRENT BALANCES
                        (in thousands)
                          1-2      2+
                         YEARS    YEARS
CASH AND DUE FROM:
CASH AND DUE FROM             -  10,871
MONEY MARKET                  -       -

TOTAL CASH & DUE FROM         -  10,871

INVESTMENTS
US TREASURIES             7,530  48,609

TOTAL INVESTMENTS         7,530  48,609

LOANS
COMMERCIAL FIXED          4,476   8,333
COMMERCIAL VARIABLE           -       -
REAL ESTATE VARIABLE          -       -
REAL ESTATE FIXED        20,739  73,603
HOME EQUITY LOANS             -       1
SEC MORTGAGE                  -     768
INSTALLMENT LOANS         4,035  14,747
INSTALLMENT VARIABLE          -       -
FLOOR PLAN                    -     733
CREDIT CARDS                  -   1,759
FACTORING REC                 -     184
OVERDRAFTS                    -     426
TOTAL LOANS              29,250 100,554
LOAN LOSS RESERVE             -   2,282

NET LOANS                29,250  98,272

FED FUNDS SOLD                -   1,000

TOTAL FED FUNDS SOLD          -   1,000

TOTAL EARNING ASSETS     36,780 147,881

OTHER ASSETS:
BUILDING, F&F & LAND          -   8,135
OTHER REAL ESTATE             -      50
OTHER ASSETS                  -   6,256

TOTAL OTHER ASSETS            -  14,441

TOTAL ASSETS             36,780 173,193

DEMAND DEPOSITS:
DEMAND DEPOSITS               -  27,894

TOTAL DEMAND                  -  27,894

SAVINGS ACCOUNTS:
REGULAR SAVINGS               -  15,886
NOW ACCOUNT                   -  26,809
BUSINESS CHECKING             -     278
IMF-MMDA                      -  11,578
FIRST RATE ACCOUNT            -       -
DOGWOOD CLUB                  -   4,000

TOTAL SAVINGS                 -  58,551

                                           CONDENSED GAP REPORT
12/31/95                                     CURRENT BALANCES
                                              (in thousands)

                                    DAILY     0-1        1-2      2-3          3-6      6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS       MONTHS  MONTHS
TIME DEPOSITS:
CD 1 - 2 MONTHS           7,266       -        237      7,029         -        -       -
CD 3 MONTHS               1,367       -        775        173       403       15       1
CD 4 - 5 MONTHS             271       -        246         25         -        -       -
CD 6 MONTHS              23,965       -      5,101      2,991     3,332   12,439     102
CD 7 - 11 MONTHS          2,779       -      1,131        358       162      563     565
CD 12 MONTHS             16,396       -        817        353       645    5,399   9,180
CD 13 - 17 MONTHS           298       -          -          3         -      161     125
CD 18 - 23 MONTHS           634       -         65         50         3       32     254
CD 24 MONTHS             10,041       -        138      3,004     1,965    1,738     920
CD 25 - 30 MONTHS         6,442       -          6          -         -       42     140
CD 31 - 59 MONTHS        15,291       -        320        180       792    4,851   4,771
CD 31 - 59 MONTHS
  VARIABLE                   87       -          -          -         -        -      12
CD 60 MONTHS              6,551       -         59        207       259      292   1,053
CD 60 MONTHS VARIABLE     1,087       -          -          -        15       23      80
CD SWEET 16              33,381       -      3,669      2,481     3,708    5,801   8,948
CD 7 MONTH                2,123       -        628        388        58      268     781
IRA-FLOATING                179       -        179          -         -        -       -
IRA FIXED                20,788       -        791      1,286     1,296    2,435   3,604
CHRISTMAS CLUB               75       -          -          -         -        -      75

TOTAL TIME              149,021       -     14,162     18,528    12,638   34,059  30,611

TOTAL DEPOSITS          256,425  19,959     15,162     18,528    12,638   34,059  30,611

SHORT TERM BORROWINGS:
TT&L                        533       -          -          -         -        -       -
SECURITIES SOLD-SWEEP    14,844  14,844          -          -         -        -       -
SECURITIES SOLD-FIXED     6,381       -      2,960      1,890       600      278     268
FHLB-LIBOR INVESTMENT       936       -          -          -       936        -       -
FHLB-LONG TERM            2,061       -          -          -         -        -       -

TOTAL SHORT TERM BORR.   24,755  14,844      2,960      1,890     1,536      278     268

OTHER LIABILITIES:
OTHER LIABILITIES         2,276       -          -          -         -        -       -

TOTAL OTHER LIABILITIES   2,276       -          -          -         -        -       -

TOTAL LIABILITIES       283,456  34,803     18,122     20,418    14,174   34,337  30,879

CAPITAL:
STOCK, SURPLUS, P.I.C.    6,000       -          -          -         -        -       -
UNREALIZED GAIN (LOSSES)     96       -          -          -         -        -       -
UNDIVIDED PROFITS        21,612       -          -          -         -        -       -

TOTAL CAPITAL            27,708       -          -          -         -        -       -

TOTAL LIAB'S & CAPITAL  311,164  34,803     18,122     20,418    14,174   34,337  30,879

GAP (SPREAD)                  - -34,607     32,590    -12,430    -8,613  -17,609 -10,873
GAP % TOTAL ASSETS            -  -11.12      10.47      -3.99     -2.77    -5.66   -3.49
CUMULATIVE GAP                - -34,607     -2,017    -14,447   -23,060  -40,669 -51,542
CUM. GAP % TOTAL ASSETS       -  -11.12      -0.65      -4.64     -7.41   -13.07  -16.56
SENSITIVITY RATIO             -    0.01       0.96       0.80      0.74     0.67    0.66

                          CONDENSED GAP REPORT
12/31/96                   CURRENT BALANCES
                             (in thousands)

                          1-2       2+
                         YEARS     YEARS
TIME DEPOSITS:
CD 1 - 2 MONTHS               -       -
CD 3 MONTHS                   -       -
CD 4 - 5 MONTHS               -       -
CD 6 MONTHS                   -       -
CD 7 - 11 MONTHS              -       -
CD 12 MONTHS                  2       -
CD 13 - 17 MONTHS             9       -
CD 18 - 23 MONTHS           230       -
CD 24 MONTHS              2,276       -
CD 25 - 30 MONTHS         4,109   2,145
CD 31 - 59 MONTHS         3,891     486
CD 31 - 59 MONTHS
  VARIABLE                   75       -
CD 60 MONTHS              1,941   2,740
CD 60 MONTHS VARIABLE       303     666
CD SWEET 16               8,774       -
CD 7 MONTH                    -       -
IRA-FLOATING                  -       -
IRA FIXED                 4,038   7,338
CHRISTMAS CLUB                -       -

TOTAL TIME               25,648  13,375

TOTAL DEPOSITS           25,648  99,820

SHORT TERM BORROWINGS:
TT&L                          -     533
SECURITIES SOLD-SWEEP         -       -
SECURITIES SOLD-FIXED       385       -
FHLB-LIBOR INVESTMENT         -       -
FHLB-LONG TERM                -   2,061

TOTAL SHORT TERM BORR.      385   2,594

OTHER LIABILITIES:
OTHER LIABILITIES             -   2,276

TOTAL OTHER LIABILITIES       -   2,276

TOTAL LIABILITIES        26,033 104,690

CAPITAL:
STOCK, SURPLUS, P.I.C.      -   6,000
UNREALIZED GAIN (LOSSES)             96
UNDIVIDED PROFITS             -  21,612

TOTAL CAPITAL                 -  27,708

TOTAL LIAB'S & CAPITAL   26,033 132,398

GAP (SPREAD)             10,747  40,795
GAP % TOTAL ASSETS         3.45   13.11
CUMULATIVE GAP          -40,795       -
CUM. GAP % TOTAL ASSETS  -13.11       -
SENSITIVITY RATIO          0.77    1.00

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

5. Subsidiaries as well as the Parent Company will adhere to providing above average margins and reviewing the various risks, if material. New products and services will be reviewed for the various risks by the Product Development Committee.

6. Effective GAP management ensures minimal impact to net interest income in a volatile interest rate environment. Financial markets are strained by rapid changes in rates, whether up or down. When rates rise rapidly, net interest margins are squeezed. Rapidly decreasing rates have the potential to excessively stimulate loan demand, placing pressure on the bank's liquidity position.

RETURN ON EQUITY AND ASSETS
FIRST CITIZENS BANCSHARES, INC.
                                    1996    1995     1994   1993    1992
 Percentage of Net Income to:
Average Total Assets                1.22%   1.00%   1.20%   1.17%   .95%
Average Shareholders Equity        13.09%  10.60%  12.93%  13.48% 11.79%
Percentage of Dividends Declared
 Per Common Share to Net Income
 Per Common Share                  32.28%  35.56%  29.23%  25.62% 27.67%

Percentage of Average Shareholders'
 Equity to Average Total Assets     9.34%   9.32%   9.27%   8.71%  8.07%


Return on assets is a measurement of the firms profitability in terms of asset utilization. Total assets at 12/31/96 were $313,000,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising rates paid on interest bearing deposits had a significant impact on earnings the first half of 1995. Results of operations for 1996 reflected significant improvement.

The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio, seek fee income opportunities and to maintain market share by providing quality customer service. The Bank's management and employees are rewarded with incentive compensation based on the level of ROA achieved at year end.
A return on assets of 1.25% or above is required if maximum benefits are to be realized. The incentive program is being revised to challenge
The staff by offering incrementally increased incentives based on a return on assets up to 2%.

Percentage of dividends declared per common share to net income per common share decreased 3.2% in 1996, the result of significantly improved earnings. Number of shares outstanding continues to increase as a result of stock issued on a quarterly basis to service the Dividend Reinvestment Program. A stock repurchase program, approved by the Board of Directors in 1994 for the purpose of acquiring shares on the open market to service the Dividend Reinvestment Program continues to be ineffective. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under the terms of the repurchase program, the company will repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come, first served basis.

Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

CAPITAL RESOURCES/TOTAL ASSETS - YEAR-END TOTALS
FIRST CITIZENS BANCSHARES, INC.

    1996    1995       1994       1993      1992

    9.46%   9.30%      9.30%      9.24%     8.05%

Cash Dividends to Shareholders for 1996, 1995, and 1994 respectively were $1.60,$1.30 and $1.19. Total shares outstanding were 741,516, 733,399, and 714,824 at 12/31/96, 1995 and 1994. An Amendment to the
Articles of Association ratified by Shareholders in April, 1993 approved an increase in number of shares authorized from 750,000 to 2,000,000.
In September, 1993 a 2.5 for l stock split on the Common Capital Stock of Bancshares was declared to holders of record as of October 15, 1993. The number of shares outstanding increased proportionately with changes to the capital account. In addition, a 10% stock dividend was declared payable December 15, 1992 which provided for issuance of one share of stock for each 10 shares owned, with payment of fractional shares being made in cash. 25,158 shares were issued as a result of the dividend.

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio for Bancshares as of 12/31/96 and 12/31/95 was 14.72 percent and
14.05 percent respectively, significantly above the 8.0 percent level required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           Independent Auditors' Report

Board of Directors
First Citizens Bancshares, Inc.
Dyersburg, Tennessee  38024

We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First
Citizens Bancshares, Inc., and Subsidiary as of December 31, 1996 and 1995, and their results of operations and cash flows for the three years ended December 31, 1996, in conformity with generally accepted accounting principles.



Dyersburg, Tennessee
January 22, 1996


                     Carmichael, Dunn, Creswell & Sparks CPAs

                       FIRST CITIZENS BANCSHARES, INC.,
                             AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1996 and 1995

                                                       1996          1995
    ASSETS
Cash and due from banks - Note 12                  $ 12,507,293 $ 11,694,413
Federal funds sold                                    1,000,000    1,850,000
  Investment securities - Notes 1 and 2
  Securities held-to-maturity (fair value of
  $28,097,406 at December 31, 1996 and
  $34,258,371 at December 31, 1995)                  28,059,382   33,947,383
   Securities available-for-sale, at fair value 47,687,500 39,943,942 Loans - Notes 1 and 3 (net of unearned income of
   $1,520,885 in 1996 and $1,657,033 in 1995)       211,389,096  191,906,433
   Less:  Allowance for loan losses - Notes 1 & 4     2,282,231    2,216,511
     Net Loans                                      209,106,865  189,689,922
Premises and equipment - Notes 1 and 5                8,135,023    8,830,533
Accrued interest receivable                           3,697,639    3,951,100
Other assets - Notes 1 and 6                          2,877,297    1,504,603

     TOTAL ASSETS                                  $313,070,999 $291,411,896

LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
 Deposits - Note 7
   Demand                                            27,882,403   26,131,710
   Time                                             149,023,682  140,713,180
   Savings                                           79,507,938   70,315,491
Total Deposits                                      256,414,023  237,160,381
Securities sold under agreement to
  repurchase - Note 16                               21,225,315   19,744,966
Long-term debt - Note 15                              2,996,480    4,651,903
Other liabilities - Note 22                           2,831,975    2,751,409
     Total Liabilities                              283,467,793  264,308,659

Stockholders' Equity
 Common stock, par value $1; shares
 authorized 2,000,000 Issued and outstanding
 - 741,516 shares in 1996
 733,399 shares in 1995                                 741,516      733,399
Surplus                                              10,096,882    9,719,966
Retained earnings                                    18,678,876   16,166,392
Unrealized gain (loss) on securities
   available-for-sale, net of applicable
   deferred income taxes                                 94,600      485,271
   Less treasury stock, at cost 40 shares in 1996;
   3 shares in 1995                                      (8,668)      (1,781)
   Total Stockholders' Equity                        29,603,206   27,103,237

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $313,070,999 $291,411,896



    See accompanying notes to consolidated financial statements.

                                      FIRST CITIZENS BANCSHARES, INC.,
                                             AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                 Years ended December 31, 1996, 1995, 1994

                                         1996         *1995           *1994
    Interest Income

Interest and fees on loans           $19,769,117   $17,720,050    $14,619,684
Interest and dividends on
  investment securities:
    Taxable                            4,254,795     4,029,277      2,950,541
    Tax-exempt                           497,826       482,209        598,515
    Dividends                            180,794        61,928        160,085
Other interest income                     76,846       197,635        113,435
Lease financing income                       338         1,487          4,271
    Total Interest Income             24,779,716    22,492,586     18,446,531

    Interest Expense

Interest on deposits                  10,601,172    10,039,401      7,106,421
Interest on long-term debt               395,514       347,683        233,659
Other interest expense                   962,014       794,169        631,006
    Total Interest Expense            11,958,700    11,181,253      7,971,086
Net Interest Income                   12,821,016    11,311,333     10,475,445
Provision for loan losses - Note 4       608,505       364,449        402,000
Net interest income after provision
 for loan losses                      12,212,511    10,946,884     10,073,445

    Other Income

Income from fiduciary activities         745,861       704,726        625,293
Service charges on deposit accounts    1,456,681     1,304,523      1,116,456
Other service charges, commissions,
   and fees                              605,305       464,879        703,599
Securities gains (losses) - net -
  Note 2                                 211,233        59,644        (69,534)
Other income                             349,407       186,137        494,996
    Total Other Income                 3,368,487     2,719,909      2,870,810

    Other Expenses

Salaries and employee benefits
  - Note 8                             5,497,388     5,171,955      4,970,061
Net occupancy expenses                   445,720       340,663        317,614
Furniture and equipment expense          146,388       154,680        144,805
Depreciation                           1,011,677       930,292        823,599
Data processing expense                  304,451       227,812        177,288
Legal and professional fees              161,261       280,155         86,818
Stationary and office supplies           238,000       204,794        146,685
Other expenses                         2,032,839     2,317,900      2,143,276
    Total Other Expenses              $9,837,724    $9,628,251     $8,810,146

Net income before income taxes        $5,743,274    $4,038,542     $4,134,109

Provision for income tax expense
  - Note 9                             2,033,370     1,332,886      1,187,860

Net Income                            $3,709,904    $2,705,656     $2,946,249

Earnings Per Common Share - Note 10:

  Net income                                5.03          3.72           4.15

Weighted average shares outstanding   $  736,436    $  726,489     $  709,434

*Certain items have been reclassified to conform to current years format.


    See accompanying notes to consolidated financial statements.

                                                    FIRST CITIZENS BANCSHARES, INC.,
                                                            AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 Years Ended December 31, 1996, 1995 and 1994
                                                                                                      Unrealized
                                                                                                    Gain(Loss) on
                                                                                               Securities Available
                                                                                            For Sale Net of Applicable
                                                   Common Stock                                  Deferred Income
                                          Shares     Amount    Surplus        Retained Earnings      Taxes       Treasury Stock
                                                                                                                   <CS>
Balance, January 1, 1994                  706,656  $7,066,560  $2,356,082       $12,338,242           $            $  (60,407)

Net income, year ended December 31, 1994                                          2,946,249
Cash dividends paid - $1.19 per share                                              (861,407)
Conversion of par value of
  common stock
 from $10 to $1 - Note 10                          (6,378,246)  6,378,246
Sale of common stock                        8,168      26,510     265,710
Adjustment to record unrealized
  gain(loss) in securities available-
  for-sale, net of applicable deferred
  income taxes effective January 1,
  1995 - Note 2                                                                                          94,696

Adjustment of unrealized gain(loss)
  on securities available-for-sale,
  net of applicable deferred
  income taxes during the year - Note 2                                                                (354,239)

Treasury stock transactions-net                                        447                                              60,305

Balance, December 31, 1994                714,824      714,824   9,000,485        14,423,084            (259,543)         (102)

Net income, year ended December 31, 1995                                                           2,705,656
Cash dividends paid - $1.30 per share                                                               (962,348)
Sale of common stock                       18,575       18,575     719,315
Adjustment of record unrealized gain(loss)
 in securities available-for-sale, net of
 applicable deferred income taxes effective
 January 1, 1995 - Note 2                                                                                    744,814
Treasury stock transactions-net                                        156                                              (1,679)

Balance, December 31, 1995                733,399      733,399   9,719,956        16,166,392             485,271        (1,781)

Net income, year ended December 31, 1996                                           3,709,904
Cash dividends paid - $1.60 per share                                             (1,197,420)
Sale of common stock                        8,117        8,117     376,926
Adjustment of unrealized gain (loss)
  on securities available-for-sale, net of
  applicable deferred income taxes during
  the year                                                                                              (390,671)
Treasury stock transaction-net                                                                                          (6,887)

Balance, December 31, 1996                741,516  $   741,516 $10,096,882       $18,678,876         $    94,600     $  (8,668)

   See accompanying notes to consolidated financial statements.

                           FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                     Years ended December 31, 1996, 1995, and 1994

                                                 1996        1995        1994
         Operating Activities

Net income                                  $3,709,904  $2,705,656  $2,946,249
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                   608,505     364,449     402,000
   Provision for losses on other real estate                 53,404
   Provision for depreciation                1,011,677     930,292     823,599
   Amortization of investment security
    discounts                                                (3,000)
   Deferred income taxes                      (319,360)    (61,538)   (31,737)
   (Gains) losses on sale of other real estate               36,004
   Realized and unrealized investment
     security (gains) losses                  (211,233)    (59,644)     69,534
   (Increase) decrease in accrued
     interest receivable                       253,461    (949,763)   (428,668)
   (Increase) decrease in accrued
     interest payable                          (67,981)    732,857
   Increase (decrease) in other assets      (1,053,334)    118,877   1,151,106
   Increase (decrease) in other liabilities    148,547    (169,629)   (171,424)

        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                 4,080,186   3,697,965   4,760,659

    Investing Activities

Proceeds of maturities of held-to-
  maturity investment securities             6,335,363   7,160,748  19,405,141
Purchases of held-to-maturity investment
  securities                                (1,500,000)            (17,780,040)
Proceeds of sales and maturities of available-
  for-sale investment securities            13,705,781  11,639,381   5,109,625
Purchases of available-for-sale investment
  securities                               (20,576,139)(27,718,689)(10,625,663)
Increase in loans - net                    (20,025,448)(23,326,723)(19,483,603)
Purchase of premises and equipment            (316,167) (1,368,626) (1,588,847)

       NET CASH PROVIDED (USED)
       BY INVESTING ACTIVITIES             (22,376,610)(33,613,909)(24,963,387)


      Financing Activities

Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts        $10,061,195 $ 3,557,638 $ 4,255,599
Increase (decrease) in time deposits-net     9,192,447  24,122,492  11,401,403
Increase in long-term borrowing                            527,173   4,124,730
Payment of principal on long-term debt      (1,655,423)                 (30,021)
Proceeds from sale of common stock             385,043     737,890     292,220
Cash dividends paid                         (1,197,420)   (962,348)   (861,407)
Net increase (decrease) in short-term
  borrowings                                 1,480,349   2,794,880      35,944
Treasury stock transactions-net                 (6,887)     (1,523)     60,752

     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                   18,259,304  30,776,202  19,279,220

    INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                        (37,120)    860,258    (923,508)

Cash and cash equivalents at
   beginning of year                        13,544,413  12,684,155  13,607,663

    CASH AND CASH EQUIVALENTS AT
         END OF YEAR                       $13,507,293 $13,544,413  $12,684,155

Cash payments made for interest and income taxes during the years presented are as follows:

                                                 1996       1995         1994
     Interest                              $11,997,839  $10,448,396 $ 7,838,662
     Income taxes                            1,972,000    1,567,316   1,260,380

    See accompanying notes to consolidated financial statements.

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
                       December 31, 1996

Note 1 - Summary of Significant Accounting and Reporting
Policies

The accounting and reporting policies of First Citizens
Bancshares, Inc., and Subsidiary conform to generally accepted accounting principles. The significant policies are described as follows:

BASIS OF PRESENTATION

The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and First Citizens National Bank. First Citizens Bancshares, Inc.'s, investment in its Subsidiary shown on the Parent Company Balance Sheet, is stated at equity in the underlying assets. All significant inter-company items are eliminated in consolidation.

NATURE OF OPERATIONS
The Company and its subsidiary provide commercial banking services of a wide variety to individual corporate customers in the Mid-Southern United States with a concentration in northwest Tennessee. The Company's primary products are checking and savings deposits and residential, commercial and consumer lending.

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

SECURITIES
Effective January 1, 1995, the Company adopted Statement No.
115 of the Financial Accounting Standards Board according to which investment securities are classified as follows:

Held-to-maturity which includes those investment securities which the Company has the intent and the ability to hold until maturity;

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       December 31, 1996

Note 1 - Summary of Significant Accounting and Reporting
Policies (Continued)

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

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       December 31, 1996

Note 1 - Summary of Significant Accounting and Reporting
Policies (Continued)

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

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       December 31, 1996


Note 2 - Investment Securities

At January 1 1995, First Citizens Bancshares, Inc. adopted Statement No. 115 of the Financial Accounting Standards Board which sets forth criteria for classification of investment securities for financial statement purposes. The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

                                                      December 31, 1996

                                                       Held-To-Maturity
                                                     Gross          Gross
                                                   Unrealized     Unrealized
                                 Amortized Cost      Gains          Losses      Fair Value
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies          $19,032,226      $127,208       $115,164    $19,044,207

Obligations of states and
 political subdivisions               6,248,290        19,858         13,123      6,255,025

Mortgage-backed securities            2,278,566        26,277          8,027      2,296,816
Corporate debt securities               500,300           995                       501,295

  TOTAL SECURITIES INVESTMENTS      $28,059,382      $174,338       $136,314    $28,097,406

                                                      Available-for-Sale
                                                     Gross          Gross
                                                   Unrealized     Unrealized
                                  Amortized Cost     Gains          Losses       Fair Value

U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies          $33,730,315       $342,752      $203,894    $33,869,173

Obligations of states and
 political subdivisions               4,312,448         20,757        12,038      4,321,167

Mortgage-backed securities            7,011,620         52,274        50,434      7,013,460

      Total Debt Securities          45,054,383        415,783       266,366     45,203,800

  Equity investments                  2,475,450          8,250                    2,483,700

  TOTAL SECURITY INVESTMENT         $47,529,833       $424,033      $266,366    $47,687,500

                       FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1996

Note 2 - Investment Securities (Continued)

                                                     December 31, 1995
                                                      Held-To-Maturity
                                                     Gross          Gross
                                                   Unrealized     Unrealized
                                  Amortized Cost     Gains          Losses       Fair Value
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies         $23,704,060       $358,117     $ 87,616      $23,974,561

Obligations of states and
 political subdivisions              6,569,421         33,373       19,955        6,582,839

Mortgage-backed securities           2,678,582         30,592        7,327        2,701,847
Corporate debt securities              995,320          3,804                       999,124

    TOTAL SECURITIES INVESTMENTS   $33,947,383       $425,886     $114.898      $34,258,371


                                                      Available-For-Sale
                                                     Gross          Gross
                                                   Unrealized     Unrealized
                                  Amortized Cost     Gains          Losses       Fair Value

U.S. Treasury securities and
 obligations  of U.S. government
 corporations and agencies          $26,088,212     $721,405      $  8,748      $26,800,869

Obligations of states and
 political subdivisions               4,190,086       31,773         1,535        4,206,324

Mortgage-backed securities            6,230,808       86,988        39,925        6,277,871

Corporate debt securities               250,000        2,078                        252,078

        Total Debt Securities        36,759,106      842,244        64,208       37,537,142

    Equity investments                2,376,050       30,750                      2,406,800

     TOTAL SECURITIES INVESTMENT    $39,135,156     $872,994       $64,208      $39,943,942

                       FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1996

Note 2 - Investment Securities (Continued)

The tables below summarize maturities of debt securities held-to-maturity and available-for-sale as of December 31, 1996 and 1995:

                                                December 31, 1996

                                     Securities                    Securities
                                  Held-To-Maturity             Available-For-Sale
                           Amortized Cost   Fair Value   Amortized Cost   Fair Value
Amounts Maturing In:

One Year or less             $ 8,410,816    $ 8,582,245    $ 3,494,077    $ 3,499,555
After one year through
 five years                   14,674,677     14,710,573     12,124,981     12,275,220
After five years through
 ten years                     3,726,901      3,692,240     14,983,046     15,125,707
After ten years                1,246,988      1,112,348     14,452,279     14,303,318
                             $28,059,382    $28,097,406    $45,054,383    $45,203,800


                                                December 31, 1995

                                     Securities                    Securities
                                 Held-To-Maturity              Available-For-Sale
                          Amortized Cost    Fair Value   Amortized Cost   Fair Value
Amounts Maturing In:

One Year or less            $ 9,637,185     $ 9,644,453    $14,756,019    $14,851,381
After one year through
  five years                 23,051,250      23,355,974     18,944,304     19,414,850
After five years through
  ten years                     260,857         258,349      2,883,783      3,092,877
After ten years                 998,091         999,595        175,000        178,034
                            $33,947,383     $34,258,371    $36,759,106    $37,537,142

Securities gains (losses) presented in the consolidated statements of income consist of the following:


Year Ended December 31               Gross Sales   Gains   Losses        Net

1996 - Trading securities            $  150,000  $    750  $       $      750
1996 - Securities held-to-maturity    6,335,663    43,003              43,300
1996 - Securities available-for-sale 13,705,781   179,583   12,103    167,480
1995 - Securities held to maturity    2,150,000     7,261    5,189      2,072
1995 - Securities available-for-sale  9,379,381    57,604       32     57,572
1994 - Securities available-for-sale  5,109,625             69,534    (69,534)

Sales of securities classified as held-to-maturity consist of securities which were called resulting in a gain or loss or sold within ninety days of maturity.

At December 31, 1996 and 1995, investment securities were pledged to secure government, public and trust deposits as follows:

         December 31                           Amortized Cost    Fair Value
            1996                               $24,657,408        $24,695,742
            1995                                38,480,063         39,548,513



In accordance with provisions of the Implementation Guide of Statement No. 115 issued by the Financial Accounting Standards Board, First Citizens Bancshares, Inc. transferred securities with a book value of $14,824,727 from the held-to-maturity category to available-for-sale category during 1996. An unrealized gain of $549,287 was recognized on these securities.

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       December 31, 1996

Note 3 - Loans

Loans outstanding at December 31, 1996 and 1995 were comprised of the following:
                                               1996              1995
                                                   (In Thousands)
Commercial, financial and agricultural       $ 42,067          $ 45,061
Real estate - construction                     17,130            12,954
Real estate - mortgage                        127,080           107,844
Installment                                    22,743            23,718
Other loans                                     2,369             2,330
                                              211,389           191,907
Less:  Allowance for loan losses                2,282             2,217
                                            $ 209,107          $189,690


In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans with carrying values of $1,539,000 at December 31, 1996, and $836,000 at December 31, 1995, as being impaired. The balance maintained in the Allowance for Loan Losses related to these was $132,230 at December 31, 1996, and $216,166 at
December 31, 1995.

Note 4 - Allowance for Loan Losses

An analysis of the allowance for loan losses during the three years ended December 31 is as follows:

                                        1996         1995       1994
Balance, beginning of period        $2,216,511  $2,053,843  $1,676,133
Provision for loan losses charged
  to operations                        608,505     364,449     402,000
Loans charged to allowance,
  net of loan loss recoveries of
  $137,566, $164,148, and $162,474    (542,785)   (201,781)    (24,290)
Balance, end of period              $2,282,231  $2,216,511  $2,053,843

For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 1996, the deduction taken was $542,785. The deductions for tax purposes in 1995 and 1994 were $235,971 and $13,182, respectively.

Note 5 - Premises and Equipment

The fixed assets used in the ordinary course of business are summarized as follows:

                         Useful Lives
                           in Years        1996            1995
Land                                    $1,114,046     $ 1,114,046
Buildings                  5 to 50       7,839,273       7,814,847
Furniture and equipment    3 to 20       7,115,619       6,868,553
                                        16,068,938      15,797,446
Less:  Accumulated depreciation          7,933,915       6,966,913
                                       $ 8,135,023     $ 8,830,533

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1996

During 1995, First Citizens National Bank acquired real estate in
Dyersburg, Tennessee, as a site for a new branch banking facility at a cost of $337,023. The new branch was constructed during the year and placed in service at a total cost of building and equipment of $680,406.

Note 6 - Repossessed Real Property

The book value of repossessed real property on the balance sheet is $50,000 at December 31, 1996 and $722,004 at December 31, 1995. At
December 31, 1995, the book value of repossessed real estate included certain commercial real estate which First Citizens National Bank acquired through foreclosure and which was sold to First Citizens Bancshares, Inc. as of December 31, 1991. The property had a cost basis of $650,000. During the year ended December 31, 1996, the property was sold at a loss of $18,349. During the years ended December 31, 1996 and 1995, the property was rented and produced rental income of $93,968 and $129,143, respectively.

The balance of repossessed real property is reflected on the balance sheet of First Citizens Bancshares, Inc. and is carried in "other assets."

Note 7 - Deposits

Included in the deposits shown on the balance sheet are the following time deposits and savings deposits in denominations of $100,000 or more:

                                 1996                 1995
                                       (In Thousands)

Time Deposits                   $38,181               $26,706
Savings Deposits                 44,396                22,557


NOW accounts, included in savings deposits on the balance sheet, totaled $26,809,062 at December 31, 1996 and $25,823,300 at December 31, 1995.

First Citizens National Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At December 31, 1996, executive officers and directors of the Bank had deposits with a total outstanding balance of $3,895,000.

Note 8 - Employee Stock Ownership Plan

First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan as an employee benefit. The plan provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. Contributions to the Employee Stock Ownership Plan totaled $399,138 in 1996, $390,252 in 1995, and $375,914 in 1994.

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1996


Note 9 - Income Taxes

Provision for income taxes is comprised of the following:

                                       1996         1995       1994
Federal income tax expense(benefit)
  Current                           $1,712,398  $ 1,144,344 $1,081,655
  Deferred                             (22,344)     (52,308)  (137,851)

State income tax expense(benefit)
  Current                              347,259      250,090    314,088
  Deferred                              (3,943)      (9,230)   (70,032)

                                    $ 2,033,370  $1,332,896 $1,187,860

The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

                                       1996         1995       1994
Tax expense at statutory rate       $1,952,713   $1,373,104  $1,405,597
Increase (decrease) resulting from:
 State income taxes, net of
  federal income tax benefit           226,589      158,968     143,500
Tax exempt income                     (172,142)    (219,247)   (212,477)
Other differences                       26,210       20,061    (148,760)
                                    $2,033,370   $1,332,886  $1,187,860


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
                                                 December 31

                                           1996              1995
Deferred tax liabilities                $( 63,817)         $(251,125)
Deferred tax assets                       318,052            186,000

Net deferred tax assets                 $ 254,235          $ (65,125)

Note 10- Common Stock Par Value

During the year ending December 31, 1995, the Company's Board of
Directors voted to reduce par value of the Company's capital stock from $10 to $1. The transaction was recorded on June 30, 1995, and involved a transfer from capital stock to surplus in the amount of $6,378,246.

The Board of Directors also voted to increase the Company's number of shares authorized from 750,000 to 2,000,000.

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1996


Note 11- Regulatory Matters

First Citizens National Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, total risk-based ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table.

                                                          To Be Well
                                                       Capitalized Under
                                     For Capital       Prompt Corrective
                     Actual       Adequacy  Purposes   Action Provisions
Amount          Amount      Ratio  Amount      Ratio    Amount     Ratio
As of 12/31/96:
Total Capital  $27,708,459 13.0%  $17,063,040 > 8.0% $21,328,800 > 10.0%
(To Risk Weighted Assets)
Tier 1 Capital  27,486,916 12.9%    8,531,520 > 4.0%  12,797,280 >  6.0%
(To Risk Weighted Assets)
Tier 1 Capital  27,486,916  8.8%   12,445,400 > 4.0%  15,556,750 >  5.0%
(To Average Assets)

As of 12/31/95:
Total Capital  $24,531,039 12.12% $16,192,240 > 8.0% $20,242,800 > 10.0%
(To Risk Weighted Assets)
Tier 1 Capital  24,391,840 12.05%   8,097,120 > 4.0%  12,145,680 >  6.0%
(To Risk Weighted Assets)
Tier 1 Capital  24,391,840  8.7%   11,151,157 > 4.0%  13,938,946 >  5.0%
(To Average Assets)

Note 12 - Restrictions on Cash and Due From Bank Accounts

The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required balances during 1996 and 1995 were $173,000 and $161,000, respectively.

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1996

Note 13 - Restrictions on Capital and Payment of Dividends

The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 1996, approximately $7.5 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.

Note 14 - Condensed Financial Information

                           First Citizens Bancshares, Inc.
                                (Parent Company Only)
                                                        December 31
                                                     1996          1995
                            BALANCE SHEETS

ASSETS
Cash                                              $ 1,451,161   $   728,839
 Investment securities, available-for-sale-at
   fair value                                         198,125     1,098,778
    Investment in subsidiary                       27,708,459    24,531,039
    Real estate owned                                 164,181       824,134
    Other assets                                      103,389        30,577
    TOTAL ASSETS                                   29,625,315    27,213,367

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
Accrued expenses                                       22,109       110,130
TOTAL LIABILITIES                                      22,109       110,130

STOCKHOLDERS' EQUITY                               29,603,206    27,103,237
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $29,625,315   $27,213,367

                          STATEMENTS OF INCOME
                                                        December 31
                                                     1996          1995
INCOME
Dividends from bank subsidiary                    $   165,000   $   214,800
  Other income                                        188,865       313,608
TOTAL INCOME                                          353,865       528,408

EXPENSES
  Other expenses                                      192,489       137,301
TOTAL EXPENSES                                        192,489       137,301

Income before income taxes and equity
 in undistributed net income of bank subsidiary       161,376       391,107

Income tax expense (benefit)                           18,100        62,891
                                                      143,276       328,216
Equity in undistributed net income of
 bank subsidiary                                    3,566,628     2,377,440

  NET INCOME                                       $3,709,904    $2,705,656

                         FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


Note 14 - Condensed Financial Information (Continued)
    (Parent Company Only)

                     STATEMENTS OF CASH FLOW
                                                       December 31
                                                   1996           1995
      Operating Activities
Net income                                       $3,709,904    $2,705,656
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                     27,415        28,282
    Undistributed income of subsidiary           (3,566,628)   (2,377,440)
    Gain(Loss) on sale of other real estate          18,349
    (Increase) decrease in other assets             (98,186)       53,483
    Increase (decrease) in other liabilities        (88,021)      (44,952)

     NET CASH PROVIDED BY OPERATING ACTIVITIES        2,833       365,029

     Investing Activities
Purchase of other real estate                                     (32,014)
Proceeds of sale of other real estate               639,563
Investment in securities                           (200,000)     (500,000)
Proceeds of sale of securities                    1,099,190       863,107

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  1,538,753       331,093

    Financing Activities
Payment of dividends and payments in lieu of
  fractional shares                              (1,197,420)     (962,348)
Sale of Common Stock                                385,043       737,890
Treasury Stock transactions - net                    (6,887)       (1,523)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   (819,264)     (225,981)

 INCREASE (DECREASE) IN CASH                        722,322       470,141

Cash at beginning of year                           728,839       258,698

  CASH AT END OF YEAR                            $1,451,161    $  728,839

Note 15 - Long Term Debt

At December 31, 1996 and 1995, long-term debt consists of advances from the Federal Home Loan Bank in the amounts of $2,996,480 and $4,651,903 respectively. These advances are secured by all of the fully disbursed, 1-4 family residential mortgage loans held by First Citizens National Bank and mature in the years 2004 through 2010. The averages for 1996 and 1995 are as follows:

                  Year   Average Volume   Average Rate  Average Maturity

FHLB Borrowings   1996    $4,084,025         5.64%           7 years

FHLB Borrowings   1995    $5,892,739         5.90%           7 years

Note 16 - Securities Sold Under Agreement to Repurchase

At December 31, 1996 and 1995, First Citizens National Bank had
outstanding balances in securities sold under agreement to repurchase as follows:
                                           1996           1995

Outstanding balance                     $21,225,315     $19,744,966
Weighted average interest rate              4.31%           4.59%
Average balances outstanding
  during the year                        20,883,000      17,033,000
Average weighted average interest rate      4.48%           4.66%

                           FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


Note 17 - Non-cash Investing and Financing Activities

During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

Investing                       1996      1995       1994

Other real estate acquired in
 satisfaction of loans         $67,302  $368,000  $188,431

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 1996 and 1995, First Citizens
National Bank had outstanding loan commitments of $32,540,000 and $26,037,000 respectively. Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The bank requires collateral to secure these commitments when it is deemed necessary. At December 31, 1996 and 1995, outstanding standby letters of credit totaled $1,483,000 and $1,676,000.

In the normal course of business, First Citizens National Bank extends loans which are subsequently sold to other lenders, including agencies of the U. S. Government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectability of the loan. At December 31, 1996, however, the Bank had no loans sold.

                          FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1996 and 1995

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

                          FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1996 and 1995

Note 20 - Disclosure of Fair Value of Financial Instruments (continued)

Fixed-Rate Deposits

For fixed-rate certificates of deposit, fair values are estimated using discounted cash flow analyses which apply interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits.

Short-Term Borrowings

Carrying amounts of short-term borrowings, which include securities sold under agreement to repurchase approximate their fair values at December 31, 1996 and 1995.

Long-Term Debt

The fair value of the Corporation's long-term debt is estimated using the discounted cash flow approach, based on the institution's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1996, the long-term debt interest rate equals the fair market rate and, as a result, the carrying value of long-term debt approximates its fair value.

Other Liabilities

Other liabilities consist primarily of accounts payable, accrued interest payable and accrued taxes. These liabilities are short-term and their carrying values approximate their fair values.

Unrecognized Financial Instruments are generally extended for short periods of time, and as a result, the fair value is estimated to approximate the face or carrying amount.

The estimated fair values of the Corporation's financial instruments are as follows:
                                      1996                      1995
                             Carrying        Fair     Carrying        Fair
                             Amount         Value     Amount          Value
Financial Assets

Cash and cash equivalents $ 13,507,293 $ 13,507,293 $ 13,544,413  $13,544,413

Investment securities       75,746,882   75,784,906   73,891,325   74,202,313

 Loans                     211,389,096               191,906,433
Less:  Allowance for
       loan losses          (2,282,231)               (2,216,511)
Loans, net of allowance    209,106,865  206,282,461  189,689,922  188,182,000

 Accrued interest
   receivable                                          3,951,100    3,951,100

Financial Liabilities

  Deposits                 256,414,023  258,355,315  237,160,381  238,314,000

  Short-term borrowings     21,225,315   21,240,136   19,744,966   19,744,966

  Long-term debt             2,996,480    2,985,417    4,651,903    4,665,000

  Other liabilities          2,831,975    2,831,975    2,751,409    2,751,409

                          FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1996 and 1995


Unrecognized Financial
  Instruments

  Commitments to extend
   credit                    32,540,000   32,540,000  26,037,000  26,037,000
  Standby letter of
   credit                     1,483,000    1,483,000   1,676,000   1,676,000


Note 21 - Commitments and Contingencies

During the year ended December 31, 1995, the Board of Directors approved a stock repurchase plan whereby the Company is authorized to acquire up to a maximum of $200,000 of its outstanding capital stock per calendar quarter. The stock repurchase plan is designed to enable First Citizens Bancshares, Inc. to meet the requirements of the Employee Stock Ownership Plan and the Dividend Reinvestment Plan in place.

Note 22 - Judgement

At December 31, 1996, First Citizens Financial Plus, Inc. a subsidiary of First Citizens National Bank, was a defendant in a legal action filed by a former employee alleging unfair competitive practices used against him after he left employment of the Company. First Citizens Financial Plus, Inc. had previously initiated litigation against the former employee asserting that he had breached his fiduciary duties to the Company. In February, 1996, an arbitration panel of the National Association of Securities Dealers held First Citizens Financial Plus, Inc. liable for damages totaling approximately $134,000. The same panel found the former employee liable for $9,500 in compensatory damages.
The Company recorded the judgement, along with related legal expenses, as a liability at December 31, 1996. The expense of the judgement is reflected in "other expenses" on the Consolidated Statement of Income.


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

                       FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               December 31, 1996


Note 24 - Amounts Receivable From Certain Persons

                                               Year Ended December 31, 1996
                                                        (In Thousands)


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

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens Bancshares,
    Inc. (21)              $4,043     $3,004    $2,720      $-0- $4,328    $-0-

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens National
  Bank  (21)               $4,146    $3,054    $2,752      $-0- $4,448    $-0-

                                             Year Ended December 31, 1995
                                                    (In Thousands)

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens Bancshares,
  Inc. (21)                $2,443    $2,568    $  968      $-0- $4,043     $-0-

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens National
  Bank  (21)               $2,535    $2,662    $1,051      $-0- $4,146     $-0-


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

                                            FIRST CITIZENS BANCSHARES, INC.


                                            By /s/Stallings Lipford
                                               Stallings Lipford
                                               Chairman


                                            By /s/Jeff Agee
                                               Jeff Agee
                                               Vice President & Principal
                                               Financial Officer

     Dated:   03/17/97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 1997.

/s/ Eddie Anderson                          /s/Milton E. Magee
Eddie Anderson                              Milton E. Magee
Director                                    Director

                                            /s/Mary Frances McCauley
/s J. Walter Bradshaw                       Mary Frances McCauley
J. Walter Bradshaw                          Director
Director

/s/James Daniel Carpenter                   /s/L. D. Pennington
James Daniel Carpenter                      L. D. Pennington
Director                                    Director


/s/William C. Cloar                         /s/G.W. Smitheal, III
William C. Cloar                            G.W. Smitheal, III
Director                                    Director


/s/Richard Donner                           /s/P. H. White, Jr.
Richard W. Donner                           P. H. White, Jr.
Director                                    Director

/s/J.E. Heckethorn                          /s/Dwight Steven Williams
John E. Heckethorn                          Dwight Steven Williams
Director                                    Director

/s/ E.H. Lannom, Jr.                        /s/Katie Winchester
E.H. Lannom, Jr.                            Katie Winchester
Director                                    Director

/s/ Barry T. Ladd                           /s/Billy S. Yates
Barry T. Ladd                               Billy S. Yates
Director                                    Director

/s/Stallings Lipford
Stallings Lipford
Director