Form 10-Q
period 1997-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1997-05-15
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1997      Commission File Number 0-11709

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

Of the registrant's only class of common stock ($1.00 par value) there were 743,163 shares outstanding as of March 31, 1997 (net of treasury stock).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                            FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                 (stated in thousands)


                                       March 31,    December 31,
                                        1997            1996
                                     (Unaudited)       (Note)
ASSETS

Cash and due from banks                $13,819       $12,507
Federal funds sold                          $0        $1,000
Investment securities
 Trading Investments-stated at market       $0            $0
 Held to maturity-amortized cost-fair
  value of $32,578 at March 31,
  1997 and $28,097 at December 31,
  1996.                                $32,540       $28,059
 Available for sale-stated at market    48,022       $47,688
Loans (Excluding unearned income of
  $1,519 at March 31, 1997 and
  $1,521 at December 31, 1996)        $214,560      $211,389
Less: Allowance for loan losses         $2,446        $2,282
  Net Loans                           $212,114      $209,107
Premises and equipment                  $8,235        $8,135
Other assets                            $8,670        $6,575

     TOTAL ASSETS                     $323,400      $313,071


LIABILITIES AND STOCKHOLDERS EQUITY

Deposits                              $256,875      $256,414
Securities sold under Agreements
  to Repurchase                        $19,495       $21,225
Federal Funds Purchased & Other
  Short Term Borrowing                  $5,925            $0
Long term debt-note 3 (includes
  long term FHLB)                       $7,457        $2,997
Notes Payable of Employee Stock
  Ownership Plan                            $0            $0
Other liabilities                       $3,478        $2,832
     TOTAL LIABILITIES                $293,230      $283,468

Contingent Liabilities

Stockholders' Equity
  Common stock, $1 par value-
   2,000,000 authorized; 743,326
   issued and outstanding at March
   31, 1997; 741,516 issued and
   outstanding at December 31, 1996       $743          $741
Surplus                                $10,195       $10,097
Retained earnings                      $19,494       $18,679
Obligation of Employee Stock
  Ownership Plan                            $0            $0
Net unrealized gains (losses)
  on available for sale                  $(254)          $95
     Total Common Stock and
        Retained Earnings              $30,178       $29,612
Less-163 treasury shares, at
  cost at March 31, 1997 and 40
  shares at December 31, 1996              ($8)          ($9)
    TOTAL STOCKHOLDERS' EQUITY         $30,170       $29,603

 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $323,400      $313,071

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                                (stated in thousands)


                                  Three Month Periods Ended
                                  March 31,       March 31,
                                    1997            1996

     INTEREST INCOME
Interest and fees on loans           $4,886        $4,685
Interest on investment securities:
  Taxable                            $1,140        $1,082
  Tax-exempt                           $121           $125
Other interest income                   $58            $28
Lease financing income                   $0             $1
     TOTAL INTEREST INCOME           $6,205         $5,921

     INTEREST EXPENSE
Interest on deposits                 $2,689         $2,564
Other interest expense                 $293           $295
   TOTAL INTEREST EXPENSE            $2,982         $2,859
     NET INTEREST INCOME             $3,223         $3,062

Provision for loan losses              $160           $105

   Net interest income
     after provision                 $3,063         $2,957

     Other Income
Securities gains (losses)               $13           $136
Other income                           $988           $762
     Total Other Income              $1,001           $898

Other expenses                       $2,357         $2,402

     Net income before
       income taxes                  $1,707         $1,453
Provision for income taxes             $590           $506
     Net Income                      $1,117           $947

     Earnings Per Share               $1.51          $1.29
  Weighted average number of
    shares outstanding               741690         733630


The accompanying notes are an integral part of these financial statements.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED, STATED IN THOUSANDS)

                                Three Months Ended March 31
                              1997          1996      1995
OPERATING ACTIVITIES
Net cash provided by
 operating activities        $ 161        $ 2,217    $   525

INVESTING ACTIVITIES
Proceeds of maturities
  of held to maturity
  securities                 $4,499       $ 2,309    $ 1,149
Purchase of held to
  maturity investments      ($8,990)     ($ 1,500)  ($10,000)
Proceeds from maturities
  of available for sale
  securities                 $3,103       $ 1,191    $     0
Proceeds from sales of
  available for sale
  securities                 $1,000       $ 3,100    $     0
Purchase of available
  for sale securities       ($4,860)     ($ 8,660)  ($ 2,133)
Increase in loans-net       ($3,167)     ($ 5,327)  ($ 5,673)
Purchases of premises
  and equipment             ($  349)     ($    64)  ($   594)
 Net Cash provided by
  investing activities      ($8,764)     ($ 8,951)  ($17,251)

FINANCING ACTIVITIES

Net Increase (Decrease)
  in Demand & Savings
  Accounts                   $5,237      ($ 1,300)   $ 4,430
Increase (Decrease) in
  Time Accounts             ($4,776)      $ 1,992    $16,786
Increase (Decrease) in
  Long term Debt             $4,460)     ($   545)   $ 2,658
Treasury Stock
  Transactions               $    1      ($     3)   $     0
Proceeds from Sale of
  Common Stock               $  100       $    76    $   228
Cash Dividends Paid         ($  302)     ($   242)  ($   218)
Net Increase (Decrease)in
 Short Term Borrowings       $4,195       $   700    $   270
Net Cash provided (used)by
  Financing Activities       $8,915       $ 3,278    $15,294
Increase (Decrease) in
  Cash & Cash
  Equivalents                $  312      ($ 3,456)  ($ 1,432)

Cash and Cash
  Equivalents at
  beginning of year         $13,507       $13,544    $12,684
Cash and Cash Equivalents
  at end of year            $13,819       $10,088    $11,252

Cash Payments made for interest and income taxes during the years presented are as follows:

                             1997         1996        1995
Interest                    $3,106       $2,913      $2,233
Income Taxes                $  263       $  332      $  237

NOTE: Net cash provided by operating activities was lower in 1997 due to the purchase of split dollar life insurance policies for our officers. These policies are classified as other assets on the balance sheet statements.

                             FIRST CITIZENS BANCSHARES, INC.,
                                   AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                   MARCH 31, 1997

NOTE 1-CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three month periods ended March 31, 1997, 1996, and 1995, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the company with-out an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and foot-notes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2-ORGANIZATION

First Citizens Bancshares, Inc., is a Bank Holding Company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3-SHORT TERM BORROWINGS
(stated in thousands)
                                             03/31/97          03/31/96

Amount outstanding-end of period             $25,420           $20,445
Weighted average rate of outstanding            4.63%             4.41%
Maximum amount of borrowings at month end    $25,420           $22,424
Average amounts outstanding for period       $21,054           $19,926
Weighted average rate of average amounts        4.39%             4.51%

NOTE 4-LONG TERM DEBT (stated in thousands)

Long term debt is comprised of Federal Home Loan Bank Borrowings and finance company debt (organized in 1997). These borrowings are maturity matched with specific loans and investments. The average volume, rate and maturity are as follows:

                           Average       Average           Average
                            Volume         Rate            Maturity

FHLB Borrowings           $1,012            5.48%          10 years
FHLB Borrowings           $2,029            5.75%           7 years
FHLB Borrowings           $  897            5.57%           2 years
Finance Company Debt      $  333            6.50%           2 years

                           FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                  (UNAUDITED)
                                MARCH 31, 1997

NOTE 5-STATEMENT OF CASH FLOWS
(stated in thousands)

                             March        March        March
                             1997         1996         1995
Actual payments made
  during the periods:
 Interest                   $3,106       $2,913       $2,233
 Income taxes               $  263       $  332       $  237

NOTE 6-CONTINGENT LIABILITIES

There are no material pending litigations as of the current reportable date that would result in a liability.

NOTE 7-INVESTMENT SECURITIES
(stated in thousands)

The difference between book values of investment securities and market values at March 31, 1997 and December 31, 1996, total
$38,000 and $38,000 respectively. FASB 115 requires banks to classify securities into Held to Maturity, Available for Sale, and Trading. First Citizens has $0 in the trading account. The available for sale securities values are adjusted to market every quarter and the adjustments flow to the capital section (net of tax). The Held to Maturity securities are stated at amortized cost. The available for sale securities reflects a negative $423,000 decrease for the quarter ending 1997 resulting in a net of tax adjustment of $254,000 to capital account. These movements can fluctuate with the bond market.

First Citizens has not engaged in any derivative activities as defined by paragraphs 5-7 of FASB 119 for any of the reported periods.

NOTE 8-REGULATORY CAPITAL REQUIREMENTS

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc., and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved the Risk Based Capital Guidelines for Bank Holding Companies. Presently, the Holding Company and First Citizens National Bank exceed the required minimum standards set by the Regulators. The combined Tier 1 and Tier 2 Ratio are 13.95% and 15.08% respectively.

NOTE 9-DEFERRED INCOME TAXES
(stated in thousands)

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax liability account reflects an asset totaling
$483. The timing differences mainly consist of Reserve for Loan Loss Deductions and FASB 115.

NOTE 10-RESERVE FOR LOAN LOSSES
(stated in thousands)

FASB 114 and 118 were implemented during the first quarter of 1995. This standard requires companies to set aside reserves for impaired loans.

                           FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                  (UNAUDITED)
                                MARCH 31, 1996

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance               $1,163
Amount of Recorded Balance with Related Allowance       $  130
Amount of Recorded Balance with no Related Allowance    $1,033

Interest income recognized on impaired loans will be done on a cash basis. Cash receipts will be applied as cost recovery or principal recovery first, consistent with OCC Regulations. A quarterly review of the adequacy of the loan loss reserve by the Board of Directors will ensure the sufficiency of said reserve for both losses and impairment.

Note 11 - Asset Impairment

The financial standards board issued statement 121 addressing the accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and the good-will related to those assets. The statement, which was effective for calendar year 1996 financial statements, also addresses accounting for long lived assets and certain identifiable assets to be disposed.

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

Operating results for the first quarter of 1997 produced net income of $1,117,000, up 18% from $947,000 one year ago. Earnings per share for the quarter ended March 31, 1997 were $1.51, increasing 17% from $1.29 for the same quarter last year. Bancshare's annualized return on assets was 1.40%, compared to 1.29% a year ago. Return on Average equity was 14.95% up from 13.86% for the same quarter in 1996. Total Assets, net of Reserve for Losses on Loans, increased 9.24% consisting primarily of 8.80% growth two quarters under comparison. Ninety days or more past due loans reflect one loan totaling $700,000 that is in the process of collection (discussed in detail in Composition of Loans section). Also included is $845,198 in Agriculture loans, 90 percent guaranteed by Farm Service Agency. Past due loan totals since quarter end have reduced to be more in line with peer bank percentages. (For a further discussion of past due loans refer to the section titled Composition of Loans). The percentage of loan loss reserve to total loans is well within policy guidelines of one percent. Cost of Funds at 3/31/97 was 4.26% compared to 4.32% at 3/31/96. Liquidity ratio at 3/31/97 was 12.21% including approved lines of credit outstanding totaling $8 million (calculated using the Comptroller of the Currency format). Maintaining sufficient liquidity is accomplished through utilization of credit lines with the Federal Home
Loan Bank in addition to traditional Fed Funds lines with correspondent banks. Competition for deposits with non-bank entities has permanently changed the source of funding for most if not all banks. Deposit to loan ratio at quarter end was 83.52 percent.

Loan growth during the first quarter was less than projected, the
result of delayed drawdowns on established agricultural lines.   Extensive
flooding followed by a wetter than normal spring forced farmers to re-think planting strategies, shifting some acreages from corn, cotton and milo to soybeans, a crop which can be planted much later. While aggressive loan growth is not projected, second quarter operating results is expected to reflect an accelerated demand in all loan categories. The price of Bancshares' common stock remains strong, with demand consistently outpacing the available supply. Trades during the first quarter were at a high of $58.00 per share. However, since quarter-end a small number of shares have traded at $65.00. Dividends of 40 cents per share reflect an increase of 18.75% over the 32.5 cents paid first quarter of 1996.

Efforts in the future will focus on controlled growth, efficiency and diversification of operations and products. Strategies in place to accomplish Strategic Plan goals are as follows: (1) To remain an independent community bank serving the needs of individuals, small businesses, corporations and agriculture customers; (2) To maximize the value of First Citizens to its shareholders by providing the highest level of customer service and the widest selection of products and services; (3) To consistently generate earnings that are at a minimum equal to that of peer banks; (4) To attract and retain high quality personnel, while rightsizing staffing levels to be more in line with peer banks; (5) To continuously evaluate and invest in a product and service distribution system that will provide our customers with personal access as well as electronic delivery of products and service; and (6) To establish a bank owned finance company as well as investigate the addition of insurance sales to the bank's products. The most recent market survey indicates that First Citizens holds over 51% of its designated market. Customers surveyed indicated that the bank provides quality service that meets customer expectations. Fulltime equivalent employees reached high performance levels in the last half of 1995 and have continued to remainat that level. FTE at 3/31/97 was 149 posting a slight increase from 145 at 12/31/96. The increase is due to the employment of 3 employees for Delta Finance Company (a bank owned subsidiary). The bank continues to explore the possibility of offering property and casualty insurance sales to its customers. All alternatives will be explored to determine if a bank owned insurance company would be a more profitable alternative than forming an alliance with an existing agency.

Another strategic action to improve operating efficiency and customer service was the development of a Technology Strategic Plan. Action goals were adopted that include the following: (1) Installation of Document Imaging; (2) Evaluation of a marketing CIF system which will allow for the identification of needs and opportunities which exist in the current and potential customer base; (3) Maintaining the IBM AS/400 as the bank's primary technology infrastructure with a local area network as a secondary communication structure; (4) Surveying the market to identify the potential for Home Banking and Corporate Cash Management. In response to these goals, a contract was signed with Southern Data, Atlanta, Georgia for a document imaging system in December, 1996. Installation is scheduled for May, 1997. The Marketing CIF System installed the fourth quarter of 1996, is producing desired results in identifying products that meet customer specifications in certain market segments. The first phase of a quality sales, quality service program was introduced during first quarter, 1997. Results of a Home Banking survey indicated a demand for telephone and P.C. home banking products. First Citizens currently offers a touchtone banking service at no cost to the customer. A search for PC home banking is scheduled for the last half of 1997.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens' liquidity, capital resources or results or operations. There currently exists no recommendation by regulatory authorities which if implemented, would have such an effect. There are no matters which have not been disclosed. Interstate Banking/Branching became a reality by legislation passed September 13, 1994. The act permits full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market place, competing for deposit dollars and earning assets with three other banks, two of which are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are two of the largest financial institutions in the state. While First Citizens has historically maintained in excess of 50% of local market share, statistics reflect a loss of approximately 2% over the past five years by both First Citizens and First Tennessee. This is reflective of increased competition brought about by the location of two branch banks into the market place, both of whom have been bought by Union Planters National Bank. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area.
First Citizens is a forward moving bank offering products and services required for maintaining a satisfactory customer relationship moving into the next decade and beyond. A market analysis completed in September, 1995 indicates a remarkably strong performance by First Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

The following table compares year-to-date non-interest income, and expense of First Citizens as of March 31, 1997, 1996 and 1995:
                                  Non-Interest Income
                                    (in thousands)
                                       March 31
                                 % of                % of
                       1997     Change    1996      Change   1995
Service Charges on
  Deposit Accounts     $399     20.91%    $330     21.33%    $272
Other Income           $365    (10.98%)   $410     91.59%    $214
Trust Income           $237     50.00%    $158     (5.96%)   $168
TOTAL NON-INTEREST
  INCOME             $1,001     11.47%    $898     37.31%    $654

Total Non-Interest Income increased 11.47% and 37.31% when comparing first quarter, 1997 to the same time period in 1996 and 1995. The increase reflects a continued focus on fee income and our commitment to diversifying the income stream. Results of these efforts are evident when comparing first quarter 1997 to previous years in the areas of trust, brokerage and insurance commission income. In October, 1996 the Board approved reallocating assets of approximately $3 million to purchase permanent life insurance for Officers having the rank of Vice President and up. This program allows the bank to increase the retention rate of key officers while continuing to earn income on the reallocated assets. In the event of the death of the insured officer, the Bank's original investment plus accrued interest will be repaid, as well as a death benefit paid to designated beneficiaries. The plan is in effect at 800+ banks and is in full compliance with regulatory parameters as defined by the Office of the Comptroller of the Currency.

The 37.31% increase in non-interest income in 1996 was due from a one time refund of $70,705 from bankruptcy trustees of Southeast Fort Worth Ltd.
The refund partially reimbursed the bank for payments made to trust customers in December, 1989. Customers were reimbursed by the bank for investments made in Southeast Fort Worth, Ltd. At the time Southeast filed bankruptcy, with the understanding that any settlement received from this company would first be utilized to restore these funds to the bank. Also in April, 1995 the overdraft fee for per item paid on an overdrawn deposit account increased from $17.50 to $20.00. Also during the first quarter of 1995, a daily overdraft charge of $3.00 for each day the account is overdrawn after a 5 day grace period was raised to $5.00 per day. In the first quarter of 1997, the overdraft fee per item paid on overdrawn deposit account increased from $20.00 to $22.00.

                                     Non-Interest Expense
                                        (in thousands)
                                           March 31
                                % of               % of
                      1997     Change    1996     Change     1995
Salaries & Employee
 Benefits            $1,319     1.23%    $1,303     5.68%    $1,233
Net Occupancy
  Expense            $  464     7.41%    $  432     8.00%    $  400
Other Operating
  Expense            $  574   (13.95%)   $  667    (1.19%)   $  675
TOTAL NON-INTEREST
  EXPENSE            $2,357    (1.88%)   $2,402     4.08%    $2,308

A review of Non-Interest Expense reflects ongoing efforts to monitor and control non-interest expense categories such as Salaries and Benefits, Net Occupancy Expense, and Other Operating Expense. Salaries and Benefits increased 1.23% when comparing March 31, 1997 to the same time period in
1996. Fulltime equivalent employees of 149 at 3/31/97 compared to 149 at 3/31/96 and 145 at 12/31/96. This level was maintained in 1997 in spite of the addition of 3 fulltime to staff Delta Finance Company, Inc. and the employment of 2 parttime and 1 fulltime student from local school vocational programs. The bank participates in on the job training programs offered
by City and County schools for vocational students.   It is anticipated
that FTE will continue to be affected due to our participation in this program. In the first quarter two Customer Service Associates were employed to complete the bank CSA training program. Parttime CSA's are trained to meet additional staffing needs during peak time hours and to support extended banking hours. Increased investment in technology resulted in an increase in computer expense and the related depreciation to those investments causing Net Occupancy Expense to increase 7.41%. An ongoing strategic planning goal is to automate manual processes through technology and at the same time meet the technological needs of our customer base. Net Occupancy Expense is projected to continue to increase as technology is installed to accomplish this goal. These costs will be offset inpart by the reallocation of employees to fee income producing positions. Other Operating Expense continues to decline 13.95% reflecting controls in place to monitor inventory, professional services and other expense categories.

                           DEPOSITS

The average daily amount of deposits and average rates paid on such deposits are summarized for the quarters ending March 31 for the years indicated:

                                  COMPOSITION OF DEPOSITS
                                       (in thousands)
                         1997               1996                1995
                   Average  Average  Average   Average   Average Average
                   Balance   Rate    Balance    Rate     Balance    Rate
Non
 Interest Bearing
 Demand Deposits  $ 26,974     -     $ 26,019      -    $ 25,465    -

Savings Deposits  $ 82,994   3.27%   $ 71,530   3.10%   $ 65,650  2.96%

Time  Deposits    $147,971   5.44%   $141,216    5.70%   $126,852  5.59%

TOTAL  DEPOSITS   $257,939   4.17%   $238,765   4.30%   $217,967  4.64%


A review of composition of deposits for the years 1997, 1996, and 1995 reflects total deposit growth in excess of $19 million and $21 million respectively. Growth in the deposit base was centered primarily in Time Deposits reflecting a growth rate of 8.03%. Savings deposits growth was over 16%, while growth in interest bearing demand deposits remains flat. Growth in total deposits continues to be a challenge for First Citizens National Bank. The company's marketplace is described as highly competitive, ing to a market share analysis, Bancshares hold approximately 51% (excluding overnight and fixed term repurchase agreements) of the bank deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (23% of total county deposits), and security (14%). Union Planters, another regional bank also hold market share of 11 percent. First Citizens also competes with Dyersburg city employees Credit Union, seven or more consumer finance companies, and other types of financial service providers in the area. Competitor marketing programs are aggressive in seeking new deposits dollars with advertising programs that offers a rate on a certificate of deposit at .50 basis points higher than any rate offered by another local bank.

Average rate paid on deposits (4.17%) continues to reflect sound asset/ liability management strategy to maintain interest margins that are consistent with company goals. Another deposit strategy adopted in 1996 was a shifting from paying higher rates to obtain retail deposits to the purchase of wholesale deposits. Total deposits consisted of approximately $14 million in the State of Tennessee Funds at quarter end. The implementation of a quality sales quality service program is also expected to increase deposit sales as well as provide for the cross selling of additional products to form a total customer relationship profile.
Quality Sales, Quality Service program is scheduled to be implemented in various phases beginning the first quarter, 1997. An active officer call program is already in place to generate new business and provide support
for existing customers.   Deposit growth in the 1997 budget is projected
at approximately 7 percent.

Sweep account funds totaling $14,477,000 are not included in the average balances for non-interest bearing demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $33,877,000 with an average rate of 4.00% at 3/31/97. Repurchase Agreement "Sweep" is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment. There were no significant changes to products and services during the first quarter.

Management is continuously monitoring and enhancing the bank's product line in order to retain existing customers and to attract new customer relationships. Among new products on the market are the "Visa Check Card" and "The Nest Egg Certificate of Deposit". The Visa Check Card is an electronic check that allows our customers another convenient method of accessing their checking account funds without writing a check. The Nest Egg Certificate of Deposit was introduced as a college savings fund for parents requiring a savings instrument with a low opening balance and as often as weekly deposits made to the account. Imaged deposit account statements continue to be a success with 99.9 percent acceptance.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on March 31, 1997:

          Maturity Distribution Of Time Certificates Of Deposit
         In Amounts of $100,000.00 Or More As Of March 31, 1997

                              (in thousands)
           Maturity                                 Total Amount
       3 months or less                               $17,763
       3 through 12 months                            $11,797
       1 year through 5 years                         $ 9,490
       over 5 years                                   $     0
                                           Total      $39,050

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earning assets and average costs on interest bearing liabilities. The average yield on interest earning assets continues to climb upward when reviewing the information presented in the table.
Interest earning assets as of 3/31/97 were $288,054,000 at an average rate of 8.70% compared to $268,298,000, average rate of 8.91% and $242,023,000 average rate of 8.71% at 3/31/96 and 3/31/95 respectively.
The rate earned on interest bearing deposits increased 3.28% and 2.90% when comparing 1997, 1996 and 1995. The average rate on total interest bearing liabilities was 4.65%, 4.81%, and 4.70% as of March 31, 1997, 1996, and 1995. Net yield on average earning assets was 4.56%, 4.65%, and 4.54%, reflecting a downward movement in interest rates beginning in mid 1996 and continuing into 1997. Maintaining interest rate margins achieved in prior years continues to be a challenge. As interest rates are rising customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                          First Citizens National Bank
                             Quarter Ending March 31
                    Monthly Average Balances and Interest Rates
                                 (in thousands)
                           1997                   1996                   1995
                   Average        Average Average        Average Average         Average
                   Balance Interest Rate  Balance Interest  Rate Balance Interest   Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)  $207,667 $4,884 9.41%  $191,649 $4,685 9.78% $167,931 $4,019    9.57%

Investment Securities:
  Taxable          $ 66,522 $1,134 6.82%  $ 63,718 $1,051 6.60% $ 60,262 $  997    6.62%
  Tax Exempt (4)   $ 10,568 $  201 7.61%  $ 10,948 $  208 7.60% $ 10,814 $  208    7.70%
Interest Earning
  Deposits         $    201 $    2 3.98%  $     49 $    1 8.17% $    163 $    2    4.91%

Federal Funds Sold $  3,096 $   43 5.56%  $  1,930 $   27 5.60% $  2,819 $   42    5.96%

Lease Financing    $      0 $    0    0%  $      4 $    0    0% $     34 $    1   11.76%

Total Interest
  Earning Assets   $288,054 $6,264 8.70%  $268,298 $5,972 8.91% $242,023 $5,269    8.71%

NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks            $ 10,403 $   -     -%  $  9,958 $    -    -% $  9,342 $    -       -%

Bank Premises and
  Equipment        $  8,144 $   -     -%  $  8,748 $    -    -% $  8,503 $    -       -%

Other Assets       $  7,338 $   -     -%  $  4,343 $    -    -% $  3,936 $    -       -%

Total Assets       $313,939 $   -     -%  $291,347 $    -    -% $263,804 $    -       -%

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
INTEREST BEARING

LIABILITIES:
Savings Deposits   $ 82,994 $   678 3.27% $ 71,530 $  553 3.10% $ 65,650 $  485    2.96%

Time Deposits      $147,971 $ 2,011 5.44% $141,216 $2,010 5.70% $126,852 $1,773    5.59%

Federal Funds
 Purchased and
 Other Interest
 Bearing
  Liabilities      $ 25,560 $   293 4.59% $ 25,024 $  296 4.74% $ 22,620 $  269    4.76%

Total Interest
 Bearing
  Liabilities      $256,525 $ 2,982 4.65% $237,770 $2,859 4.81% $215,122 $2,527    4.70%

 NON-INTEREST
BEARING LIABILITIES:
Demand Deposits    $ 26,974 $     -    -% $ 26,019 $  -      -% $ 25,465 $  -         -%

Other Liabilities  $  2,194 $     -    -% $  2,570 $  -      -% $  1,599 $  -         -%
Total Liabilities  $285,693 $     -    -% $266,359 $  -      -% $242,186 $  -         -%

SHAREHOLDERS'
  EQUITY           $ 28,246 $     -    -% $ 24,988 $  -      -% $ 21,618 $  -         -%

TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY           $313,939 $     -    -% $291,347 $  -      -% $263,804 $  -         -%

 NET INTEREST
  INCOME           $     -  $3,382     -% $      - $3,113    -% $      - $2,742       -%

NET YIELD ON
  AVERAGE EARNING
  ASSETS           $     -  $  -    4.56% $      - $  -   4.65% $      - $  -      4.54%
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


                               COMPOSITION OF LOANS

The bank's loan portfolio has experienced exceptional loan growth as reflected in the Composition of Loans table. Total loans have increased from $197,201,000 at 3/31/96 to $214,560,000 at 3/31/97. When reviewing loan categories, it is evident that the largest percentage of growth is centered in Real Estate Mortgage Loans. Mortgage loans have increased from $95,763,000 at 3/31/95 to $112,732,000 at 3/31/96 and $129,317,000 at
3/31/97. The upward trend is attributed to substantial growth in both population and number of households recorded in Dyer County over the past decade. Commercial, financial, and agricultural loans decreased approximately $4.8 million or 11.69%. Growth in this category has been slower than previous quarters as a result of delayed drawdowns on agricultural lines of credit. Extensive flooding followed by a wetter than normal spring forced delays in farm operations.

First Citizens is located in the Dyersburg/Dyer County trade area having a population of approximately 40,000. The entire trade areas has outpaced both the state and the nation in per capita personal income growth since the early 1980's. The State of Tennessee projects that per capita income in the area will be greater than the national average by the year 2000. A diversified mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing of 40.5%. Dyer County's unemployment rate for January was 7.2% decreasing .3% from October's rate of 7.5% according to the Tennessee Department of Employment Security. This compares to Tennessee's unemployment rate of 5.0% for January, which is 2.2% lower than our county's rate. Manufacturer's within the area have indicated that a softness in demand for their products was the cause for the higher county unemployment rate. During the first quarter of 1997, two local manufacturing firms have announced expansions which would add jobs for people in Dyer County in 1997.


The provision for loan losses increased in proportion to loan growth as required by loan policy. Problem loans at 3/31/97 were $3,228,431 reflecting an increase of $217,688 from 3/31/96. Watch loans totaled $121,572. Past due loan totals were slightly above peer group totals at quarter end. However, immediately following quarter end, past due loan totals were reduced to be more in line with peer banks. Loans reviewed during the last twelve months comprise $125,440,243 or 67.05% of the loan portfolio. Problem loan and past due totals posted a significant increase after April, 1996 due to the addition of one credit totaling $991,029. First Citizens was made aware that the company had filed a chapter 11 bankruptcy and that legal claims had been filed against the company's CFO claiming among other things the selling of fictitious leases. First Citizens National Bank is a holder of outstanding debt on the company as of 3/31/97 totaling $700,000. Charged off debt on this line totals approximately $291,000 as of year end 1996. The bank holds approximately 176 outstanding leases. All leases have been reinspected and we have no reason to believe that fictitious or fraudulent leases are contained within our portfolio. An allocation of $400,000 was added to the Loan Loss Reserve to cover any exposure to the bank. It is expected that attorney's representing First Citizens will have negotiated a settlement agreement before June 30, 1997.

Experience of Senior loan and loan review staff as well as adherence to policy lends a comfort level to the portfolio and supports the Loan Loss Allowance at the present level. Loan Administration sets policy guidelines approved by the Board of Directors regarding portfolio diversification and underwriting standards. Loan policy includes board approved guidelines for collateralization, loans in excess of loan to value limits, maximum loan amount, maximum maturity and amortization period for each loan type. Policy guidelines for loan to value ratio and maturities related to various collateral are as follows:

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


The average yield on loans of First Citizens National Bank as of March 31 in the years indicated is as follows:

                Year         Yield

                1997          9.41%
                1996          9.78%
                1995          9.57%
                1994          8.77%
                1993          9.73%


The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $36,865,000 as of 3/31/97.

The following table sets forth loan totals net of unearned income by category for the past five years:
                                            March 31
                                          (in thousands)
                           1997      1996     1995     1994       1993
Real Estate Loans:
  Construction          $ 17,643  $ 13,875  $ 11,457  $  7,598  $  7,003
  Mortgage              $129,317  $112,732  $ 95,763  $ 90,537  $ 87,864
Commercial,
 Financial and
 Agricultural
 Loans                  $ 41,802  $ 46,691  $ 45,467  $ 35,784  $ 27,206
Installment
 Loans to
 Individuals            $ 23,630  $ 21,739  $ 19,885  $ 16,212  $ 14,976
Other Loans             $  2,168  $  2,164  $  1,878  $  2,711  $  2,119
TOTAL LOANS             $214,560  $197,201  $174,450  $152,842  $139,168

   LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $85,487,000 or 39.84% of the total portfolio are subject to repricing with one year or carry a variable rate of interest. The ratio is down slightly from 43.89% at 3/31/96, and 40% at 3/31/95. Maturities in the one to five year category total $134,248,000, reflecting an increase of $19.5 million when compared to 3/31/96.

                                     Due after
                  Due in one       one year but         Due after
                 year or less    within five years    five years
                                   (in thousands)

Real Estate        $37,680            $96,850            $12,430

Commercial,
 Financial and
 Agricultural      $22,502            $18,451            $   849

All Other Loans    $ 6,759            $18,947            $    92

TOTAL              $66,941           $134,248            $13,371

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined            $129,073
Interest Rates are Floating or Adjustable             $18,546

                    NON-PERFORMING ASSETS

Non-performing assets at 3/31/97 were 1.04% of total loans compared to .59% at 3/31/96 and to peer banks ratio of .77% at 12/31/96. The increase is due primarily to a Bankruptcy credit totaling $700,000 (discussed in the section titled Composition of Loans) and four credits totaling $845,198 that are 90% guaranteed by the Federal Farm Service Agency. Request for payment has been made for the Ag credits in the first quarter. It is expected that payment will be received before the end of second quarter 1995. The increase in 1995 was the result of one credit totaling $900,000 classified as non-performing the first quarter. The credit was paid in full the last quarter of 1995 and no losses were incurred.

Non-Accrual loans total $1,069,940 consisting primarily of two credits, one of which is the $700,000 credit discussed previously. Miscellaneous loans of less than $20,000 make up approximately $174,000.

Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The banks' policy states that the Bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day past due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term. A debt is well secured if it is secured (1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guaranty of a financially responsible party. A debt is considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the three months ending 3/31/97 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $25,000. Interest income on loans reported as ninety days past due and on interest accrual status was $24,000 for year-to-date 1997. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loans at March 31, 1997 were zero.

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

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

                              Non-Performing Loans
                                    March 31
                                 (in thousands)
                                                   90 Days Past Due
       Year          Non-Accrual     Accruing Interest   Total
       1997           $1,069              $1,152        $2,221
       1996           $  740              $  427        $1,167
       1995           $  721              $1,404        $2,125
       1994           $1,051              $  439        $1,490
       1993           $1,517              $  161        $1,678


                   LOAN LOSS EXPERIENCE AND
                   RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $39,000 (2) recovery of loans previously charged off - $33,000 and (3) additions to Reserve - $170,000. Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and overdrawn deposit accounts.

An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, May, August, and November) and reported to the Board at its meeting immediately preceding quarter-end. Requirements of FASB 114 & 118 have been incorporated into the policy for Accounting by Creditor for Impairment of a Loan. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractional terms of the loan. First Citizens adopted the following as a measure of impairment: (1) Impairment of a loan at First Citizens shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value. The Impairment decision will be reported to the Board of Directors and other appropriate regulatory agencies as specified in FASB 114 and 118. The bank will continue to follow regulatory guidelines for income recognition for

An annual review of the loan portfolio to identify risks will cover a minimum of 70% of the gross portfolio less installment loans. In addition, any single note or series of notes directly or indirectly related to one borrower which equals 25% of the bank's legal lending limit will be included in the review.

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

LOAN LOSS ALLOWANCE ANALYSIS
DATE
The following table disclosed the formula for the Analysis for the Loan Loss
Allowance:

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

     RESERVE BALANCE                                        $

     EXCESS (DEFICIT)                                       $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %

     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/97 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural            $50,000
  Real Estate-Construction                           None
  Real Estate-Mortgage                             70,000
  Installment Loans to individuals &
   credit cards                                    80,000
  Lease financing                                    None
Foreign                                               N/A
               01/01/97 through 12/31/97   Total $200,000

The book value of repossessed real property held by Bancshares and First Citizens National Bank at 3/31/97 is $164,000 compared to $861,000 at 3/31/96 and $1,032,000 at 3/31/95. The balance was significantly reduced as a result of the sale of a strip shopping center in November 1996. The remaining balance held in repossessed real property represents property purchased for expansion of the branch located on Highway 51 Bypass valued at $164,000. Accounting for adjustments to the value of Other Real Estate sset is recorded at the lesser of its appraised value or the loan balance.

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

                        First Citizens National Bank
              Loan Loss Experience and Reserve for Loan Losses
                               (in thousands)
                          Quarter ending March 31

                          1997        1996       1995       1994       1993

Average Net Loans
Outstanding              $207,667   $191,653   $167,965   $149,438   $132,564
Balance of Reserve
for Loan Losses
at Beginning of
Period                   $  2,282   $  2,216   $  2,054   $  1,676   $  1,703
Loan Charge-Offs         $    (39)  $    (72)  $    (60)  $    (24)  $    (26)
Recovery of Loans
Previously Charged Off   $     33   $     40   $     56   $     44   $     38
Net Loans Charged Off    $     (6)  $    (32)  $     (4)  $     20   $     12
Additions to Reserve
Charged to Operating
Expense                  $    170   $    105   $     65   $     99   $    117

Balance at End of
Period                   $  2,446   $  2,289   $  2,115   $  1,795   $  1,832

Ratio of Net Charge-Offs
during quarter to Average
Net Loans Outstanding      (.01%)     (.02%)      (.00%)      .01%        .01%

The following table will identify charge-offs by category for the periods ending 3/31/97, 3/31/96 and 3/31/95:

Charge-offs:                                     1997    1996     1995
Domestic:
   Commercial, Financial and Agricultural       $   8      $ 43     $ 0
   Real Estate-Construction                         0         0       0
   Real Estate-Mortgage                             0         0      31
 Installment Loans to individuals                  31        29      29
   Lease financing                                  0         0       0
   Foreign                                        N/A       N/A     N/A
                                       Total       39        72      60
Recoveries:
 Domestic:
   Commercial, Financial and Agricultural        $ 10      $ 8     $ 15
Real Estate-Construction                            0        0        0
   Real Estate-Mortgage                             0        1       10
Installment Loan individuals                       23       31       31
Lease Financing                                     0        0        0
Foreign                                           N/A      N/A      N/A
                                        Total    $ 33     $ 40     $ 56

Net Charge-offs                                 $ (6)   $ (32)    $ (4)

Investment Securities

Bancshares' book value of listed investment securities as of the dates indicated are summarized as follows:

                            Composition of Investment Securities
                                            (March 31)

                           1997     1996     1995     1994    1993
U. S. Treasury &
 Government Agencies      $66,923 $62,387  $60,735  $42,353  $61,068
State & Political
 Subdivisions             $10,630 $11,013  $10,426  $13,665  $ 9,057
All Others                $ 3,009 $ 3,637  $ 4,393  $ 5,519  $ 5,645
                  TOTALS  $80,562 $77,037  $75,554  $61,537  $75,770

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the first quarter, 1997 were up $3.5 million when compared to the same time period in 1996. Securities contained within the portfolio consist primarily of U. S. Treasury, and other
U. S. Government Agency Securities and tax exempt obligations of States and Political Subdivisions. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

Purchases made during the first quarter, 1997 totaled $7,670,000 consisting of Government Backed and Municipal Securities. Securities totaling $5,790,000 were placed in the Held-To-Maturity Account while securities totaling $1,880,000 were booked in the Available for Sale account.

First quarter sales totaled $1,000,000 at a loss of $6,209. Sales were made from the available for sale account.

Fixed rate holdings currently have an expected average life of 3.5 years.
It is estimated that this average life would extend to 5.1 years should rates rise 100 basis points and 5.3 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would decrease 1.9 years.

In terms of price sensitivity, we estimate that if rates rise 100 basis points the market value of the portfolio would fall by 3.6%, while rates rising 200 basis points would impact the market value by a negative 7.3%. This is consistent with the price sensitivity of the 4 year Treasury bond, which is consistent with the current average life of the portfolio. If rates go down 100 basis points we estimate that the market value would increase by 2.7%.

The adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 9.4 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening if rates fall. We estimate the adjustable rate holdings also have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolios for Held-To-Maturity, Available-For-Sale, and Trading Account Investments. As of March 31, 1997 approximately 40% of the total portfolio was placed in the Held-To-Maturity account. The remaining 60% was booked in the Available-For-Sale account. FASB 115 requires banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-To-Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a negative capital entry of $412,590 during the quarter ended 3/31/97.

Maturities in the portfolio are made up of 10% within one year, 39% after one year and within five years, and 51% after five years. Policy provides for 20% maturities on an annual basis. Maturities were extended from 5 to 10 years on most securities purchased after 1995. Management made a conscious effort to extend maturities for a higher yield on the portfolio. Securities purchased with extended maturities bear call features ranging from 1 to 3 years. Approximately $1 million are projected to be call as projected changes in interest rates.

First Citizens National Bank has not engaged in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

                                    Investment Securities
                            Held to Maturity      Available for Sale
                                        March 31, 1997
                                         (in thousands)
                            Amortized      Fair   Amortized    Fair
                              Cost        Value     Cost       Value

U.S. Treasury Securities     $ 2,003     $ 1,997   $ 5,982   $ 5,980
   U.S. Government agency
   and corporation obligations
   (exclude mortgage-backed
   securities):
      Issued by U.S. Government
      agencies (2)                 0           0         0         0
      Issued by U.S. Government-
      sponsored agencies (3)  21,599      21,447    26,652    26,267
Securities issued by states
 and political subdivisions
 in the U.S.:
     General obligations       3,678       3,879     3,688     3,671
     Revenue obligations       2,580       2,573       701       701
     Industrial development
     and similar obligations       0           0         0         0
Mortgage-backed securities (MBS):
 Pass-through securities:
      Guaranteed by GNMA         293         300     4,817     4,791
      Issued by FNMA and FHLMC   743         741       352       354
      Other pass-through
        securities                 0           0         0         0
 Other mortgage-backed securities
  (include CMOs, REMICs, and
  stripped MBS):
      Issued or guaranteed by FNMA,
        FHLMC, or GNMA         1,144      1,141      3,753     3,748
      Collateralized by MBS
        issued or guaranteed by
        FNMA, FHLMC, or GNMA       0           0         0         0
        All other privately-
         issued                    0           0         0         0
 Other debt securities:
   Other domestic debt
    securities                   500         500         0         0
    Foreign debt securities        0           0         0         0
   Equity securities:

    Investments in mutual funds
    Other equity securities with
    readily determinable fair
    values                         -           -       749       758
   All other equity securities (1) -           -     1,752     1,752
       Total                  32,540      32,578    48,446    48,022

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

                                   Investment Securities
                                Unrealized Gains/(Losses)
                                      March 31, 1997

                            Unrealized   Unrealized      Net
                              Gains       Losses     Gains/Losses

U. S. Treasury Securities       63          71           (8)
Obligations of U.S.
 Government Agencies &
 Corp.                         305         937         (632)
Obligations of States and
 Political Subdivisions        219          42          177
Other Securities                 1           0            1
     Totals                    588        1050         (462)


                              Maturity and Yield on Securities March 31, 1997
                                            (in thousands)
                                           Maturing
                                        After One Year   After Five Years    After
                      Within One Year  Within Five Years Within Ten Years   Ten Years
                       Amount   Yield   Amount     Yield  Amount    Yield Amount Yield
U. S. Treasury and
Government Agencies   $ 7,369   6.00%   $24,682   6.60%  $22,469   6.90% $12,403 7.35%

State and Political
Subdivisions*         $ 1,880   7.19%   $ 5,995    6.62%  $ 2,375   7.84% $   380 7.68%

All Others            $   500   6.00%   $     -      -%  $ 2,509   5.60%  $    -    -%

TOTALS                $ 9,749   6.23%   $30,677   6.61%  $27,353   6.86% $12,783 7.37%

* Yields on tax free investments are stated herein on a taxable equivalent basis.

                    Return on Equity and Assets

The table below presents for Bancshares certain operating ratios for the quarters ending March 31st: (Not Annualized)

                        1997    1996    1995   1994   1993
Percentage of Net
  Income to:
Average Total Assets    .35%   .33%    .24%   .35%    .32%
Average Shareholders
 Equity                3.74%  3.47%   2.64%  3.74%   3.84%
Percentage of
 Dividends Declared
 Per Common Share
 to Net Income
 Per Common Share     27.04% 25.56%  33.90% 22.73%  22.41%
Percentage of Average
 Shareholders'
 Equity** to Average
 Total Assets         10.14% 10.07%   9.18% 10.03%   9.10%

Return on assets is a measurement of the firms ability in terms of asset utilization. Total assets at 3/31/97 was $323,400,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising interest rates had a significant impact on earnings in 1995. Results of operations for 1996 and first quarter of 1997 reflect continuous improvement.

The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing quality customer service. The Bank's management and employees are rewarded with incentive compensation based on the level of ROA achieved at year end. A return on assets of 2.00% is required if maximum benefits are to be realized.

Total Shareholder's equity (including Loan Loss Reserve) of First Citizens Bancshares as of 3/31/97 was $30,170,000 compared to $29,603,000 at 12/31/96.

Percentage of Dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison when 1995 is excluded. Suppressed earnings in 1995 distorted the ratio. Number of shares outstanding continues to increase as a result of shares issued on a quarterly basis to service the Dividend Reinvestment Program. A stock repurchase program has been proven to be ineffective in creating availability of shares. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under the terms of the repurchase program, the company would repurchase up to $200,000 of Bancshares'stock in a calendar quarter on a first come first served basis. During the third quarter, of 1993 a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The numbers of shares outstanding increased proportionately with no effect on capital. An amendment to the Company's Charter by the shareholders in April, 1994 approved an increase in the number of shares authorized from 750,000 to 2,000,000.

A quarterly dividend declared for each quarter in 1996 was 32.5 cents per share compared to .30 cents per share in 1995. A special dividend of .30 cents per share was also declared the fourth quarter compared to .10 cents per share in 1995.

               LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities and consistently remains between 10% and 15%. The stability of our deposit base, sound/asset liability management, and a strong capital base combined with expanded lines of credit with the Federal Home Loan Bank assure adequate liquidity. Strong loan demand and seasonal growth in agriculture lines of credit place the bank in a tight liquidity position May through October each year. Loan to deposit ratio including repurchase agreements and federal home loan bank borrowings is 83.52% at 3/31/97 compared to 81.99% at 3/31/96. Deposit growth at quarter end was approximately 7%, while loan growth was 9%.


To address liquidity concerns the bank has the following sources available:
(1) Approved lines of credit with the Federal Home Loan Bank totaling $11.5 million and correspondent banks totaling $8.5 million; (2) Loans in excess of $66 million maturing in one year or less; and (3) Investment Securities totaling $10 million with maturity dates of one year or less. At March 31, 1997 Federal Home Loan Borrowings totaled $9 million. Other sources of liquidity or non-core fundings is the State of Tennessee (jumbo CDs). The state has $10 million in CDs with First Citizens as of 3/31/97. The average rate associated with these deposits is 5.42%. These funds are utilized to earmark specific asset needs.


Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more sensitive than long-term investment securities and fixed rate loans. The shorter term interest sensitive assets and liabilities are the key to measurement of the interest sensitivity gap. Minimizing this gap is a continual challenge and is a primary objective of the asset/liability

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset/ Liability Management Policy provides that the net interest income exposure to Tier I Capital shall not exceed 2.00%. Interest rate risk is separated and analyzed according to the following categories of risk: (1) repricing
(2) yield curve (3) option risk (4) price risk and (5) basis risk. Trading assets are utilized in-frequently and are addressed in the investment policy. Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank's gap position or asset/liability management strategies. Interest rate at 3/31/97 projected through gap simulations, reflects exposure in the range of $12,000 - $38,000.

                                CONDENSED GAP REPORT
                        ------------------------------------
                                  CURRENT BALANCES
                        -----------------------------------
                                      03/31/97
                                   (in thousands)
                          DAILY    0-1   1-2    2-3    3-6    6-12   1-2    2+
                   TOTAL FLOATING MONTH MONTHS MONTHS MONTHS MONTHS YEARS  YEARS
------------------------------------------------------------------------------------------
CASH AND DUE FROM
CASH AND DUE FROM  12,879   -       -      -      -      -      -       -  12,879
MONEY MARKET          203 203       -      -      -      -      -       -       -

TOTAL CASH &
  DUE FROM         13,082 203       -      -      -      -      -       -  12,879

INVESTMENTS
US TREASURIES       7,983   -       -      -      -  1,250   1,253  2,454   3,026
US AGENCIES        58,252   -       -      -      -  6,425   2,433  5,221  44,173
MUNICIPALS         10,630   -       -      -      -  1,880       -  1,312   7,438
CORP & OTHERS         500   -       -      -      -    500       -      -       -
EQUITIES            2,509   -       -      -      -      -       -      -   2,509

 TOTAL INVESTMENTS 79,874   -       -      -      - 10,055   3,686  8,987  57,146

LOANS
COMMERCIAL FIXED   27,486   -   2,177    583  1,075  2,148   6,909  4,425  10,169
COMMERCIAL
   VARIABLE        13,671   -  13,671      -      -      -       -      -       -
REAL ESTATE-
     VARIABLE      17,770   -  16,644  1,117      9      -       -      -       -
REAL ESTATE FIXED 124,011   -   3,090  1,508  2,536  5,410  16,027  9,537  75,903
HOME EQUITY LOANS   4,789   -   4,789      -      -      -       -      -       -
SEC MORTGAGE          390   -       -      -      -      -       -      -     390
INSTALLMENT LOANS  22,735   -     494    218    352    950   1,682  4,082  14,957
INSTALLMENT VARIABLE   65   -      65      -      -      -       -      -       -
FINANCE COMPANY       830   -       -      -      -      -     830      -       -
FLOOR PLAN            645 645       -      -      -      -       -      -       -
CREDIT CARDS        1,659   -       -      -      -      -       -      -   1,659
FACTORING REC         142   -     142      -      -      -       -      -       -
OVERDRAFTS            367   -     367      -      -      -       -      -       -
TOTAL LOANS       214,560 645  41,439  3,426  3,972  8,508  25,448 28,044 103,078
LOAN LOSS RESERVE   2,446   -       -      -      -     -        -      -   2,446

NET LOANS         212,114 645  41,439  3,426  3,972  8,508  25,448 28,044 100,632

FED FUNDS SOLD

TOTAL EARNING
  ASSETS          291,988 645  41,439  3,426  3,972  8,508  25,448 28,044 100,632

OTHER ASSETS
BUILDING, F&F
  & LAND            8,235   -       -      -      -      -       -      -   8,235
OTHER ASSETS        8,398   -       -      -      -      -       -      -   8,398

TOTAL OTHER ASSETS 16,633   -       -      -      -      -       -      -  16,633

TOTAL ASSETS      321,703 848  41,439  3,426  3,972 18,563  29,134 37,031 187,290

DEMAND DEPOSITS    28,983   -       -      -      -      -       -      -  28,983

TOTAL DEMAND       28,983   -       -      -      -      -       -      -  28,983

                                CONDENSED GAP REPORT
                        ------------------------------------
                                  CURRENT BALANCES
                         -----------------------------------
                                      03/31/97
                                   (in thousands)
                           DAILY    0-1    1-2     2-3     3-6    6-12   1-2    2+
                    TOTAL FLOATING MONTH  MONTHS  MONTHS  MONTHS MONTHS YEARS  YEARS
------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS    17,100  17,100      -       -       -       -       -       -        -
NOW ACCOUNT        26,306  26,306      -       -       -       -       -       -        -
BUSINESS CHECKING     278     278      -       -       -       -       -       -        -
IMF MMDA           11,239  11,239      -       -       -       -       -       -        -
FIRST RATE ACCOUNT 23,821  23,821      -       -       -       -       -       -        -
DOGWOOD CLUB        4,925   4,925      -       -       -       -       -       -        -

TOTAL SAVINGS      83,669  83,669      -       -       -       -       -       -        -

TIME DEPOSITS
CD 1-2 MONTHS       9,422       -  1,784   7,638       -       -       -       -        -
CD 3 MONTHS         1,425       -    660     376     378      10       1       -        -
CD 4-5 MONTHS       2,751       -    206       -       -   2,545       -       -        -
CD 6 MONTHS        23,545       -  3,346   5,018   3,224  11,535     422       -        -
CD 7-11 MONTHS      3,111       -    210       -     353   1,979     569       -        -
CD 12 MONTHS       16,806       -  2,337   1,119   1,761   4,907   6,499     183        -
CD 13-17 MONTHS     1,205       -      -       -     161     111      23     910        -
CD 18-23 MONTHS       544       -      2       -      10      47     208     277        -
CD 24 MONTHS        7,673       -    729     496     423     392     943   4,612       78
CD 25-30 MONTHS     7,591       -      -      22      16      16     178   7,262       97
CD 31-59 MONTHS    14,514       -    171     903   3,833   3,184   1,869   3,602      952
CD 31-59 MONTHS
 VARIABLE              87       -      -       -       -      12      15      60        -
CD 60 MONTHS        6,478       -    243       -      50     536     729   2,273    2,647
CD 60 MONTH VAR.    1,053       -      -      23       -       -     123     643      264
CD SWEET 16        25,210       -      -   2,018   1,394   6,436   7,364   7,997        -
CD 7 MONTHS         2,003       -      -       -     268   1,592     143       -        -
IRA FLOATING          182       -    182       -       -       -       -       -        -
CHRISTMAS CLUB        186       -      -       -       -       -     186       -        -

TOTAL TIME        144,248       - 10,851  18,299  12,454  35,620  23,085  33,078   10,861

TOTAL DEPOSITS    256,900  83,669 10,851  18,299  12,454  35,620  23,085  33,078   39,844

FED FUNDS PURCHASED 3,250   3,250      -       -       -       -       -       -        -
TT&L                1,000   1,000      -       -       -       -       -       -        -
SECURITIES SOLD-
  SWEEP            14,477  14,477      -       -       -       -       -       -        -
SECURITIES SOLD-
  FIXED             5,018       -    330     505     188   3,117       -     878        -
FHLB-SHORT TERM     2,675   2,675      -       -       -       -       -       -        -
FHLB-LIBOR INVEST.  1,947       -  1,947       -       -       -       -       -        -
FHLB-LONG TERM      2,013       -      -       -       -       -       -       -        -
FHLB-PRIME RATE
  ADVANCE           2,497   2,497      -       -       -       -       -       -        -
NOTES PAYABLE-
  FINANCE           1,000       -      -       -       -       -   1,000       -        -

TOTAL SHORT TERM
  BORROWINGS       33,877  23,899  2,277     505     188   3,117   1,000     878    2,013

OTHER LIABILITIES   2,449       -      -       -       -       -       -       -    2,449

TOTAL OTHER LIAB.   2,449       -      -       -       -       -       -       -    2,449

TOTAL LIABILITIES 293,226 107,568 13,128  18,804  12,642  38,737  24,085  33,956   44,306

CAPITAL
STOCK, SURPLUS,
 P.I.C.             6,000       -      -       -       -       -       -      -    6,000
UNREALIZED GAIN
  (LOSSES)           -248       -      -       -       -       -       -      -     -248
UNDIVIDED PROFITS  22,725       -      -       -       -       -       -      -   22,725

TOTAL CAPITAL      28,477       -      -       -       -       -       -      -   28,477

TOTAL LIAB'S &
  CAPITAL         321,703 107,568 13,128  18,804  12,642  38,737  24,085  33,956  72,783

GAP (SPREAD)            --106,720 28,311 -15,378  -8,670 -20,174   5,049   3,075 114,507
GAP % TOTAL
  ASSETS                -  -33.17   8.80   -4.78   -2.70   -6.27    1.57    0.96   35.59
CUMULATIVE GAP          --106,720-78,409 -93,787-102,457-122,631-177,582-114,507       -
CUM GAP %
  TOTAL ASSETS          -  -33.17-24.37   -29.15  -31.85  -38.12  -36.55  -35.59       -
SENSITIVITY RATIO       -    0.01  0.35     0.33    0.33    0.36    0.45    0.54    1.00

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

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. Approximately 20% - 30% of our CD customers have maturities of 6 months or less. First Citizens will attempt to minimize interest rate risks by increasing the volume of variable rate loans within the portfolio. The bank should limit the net interest income exposure to a maximum of 2.00% of tier I capital.
    (Example .02 x $26,857,000 = $537,140).  The bank's Asset/
    Liability Committee will try to improve net interest income through volume increases and better pricing techniques.
    Long term fixed rate positions should be held to a minimum, by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ALCO will strive to keep the amount below this point. The dynamic 03/31/96 gap reports reflects an exposure of $121,000 to $338,000 if rates go up or down using multiple rate scenarios. The Board of Directors should receive interest rate risk reports on a quarterly basis.
    (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

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

                       Capital Resources

Total shareholders' equity of First Citizens Bancshares as of March 31,
1997 was $30,170,000, compared to $27,573,000 at March 31, 1996.  Capital as a percentage of total assets for the quarter ending March 31 is presented in the following table for the years indicated (excluding Loan Loss Reserves):

           Leveraged Capital Ratio(s) as of March 31

         1997     1996     1995      1994      1993
         9.33%    9.31%    9.06%     9.37%     8.41%

Increasing the capital base of the Company is a vital part of strategic planning. Although the present capital to asset ratio remains well in excess of the level required by Regulators for banks our size, management is aware of the importance of this base.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. Calculation of the risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. The minimum risk-based capital ratio established by Federal Reserve regulation is 8%. At least one-half or 4% must consist of core capital (Tier 1), and the remaining 4% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/ core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries.


           Risk-Based Capital Ratio(s) as of March 31

         1997     1996     1995      1994      1993
         14.32%   14.19%   14.06%    14.17%    12.43%

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

Item 2.  Changes in Securities

Dividends paid to Shareholders of First Citizens Bancshares, Inc. are funded by dividends to the Bank Holding Company from First Citizens National Bank and accumulated cash at the Holding Company level. Regulators would be critical of a bank holding company that pays cash dividends not covered by earnings or that are funded from borrowings or unusual or non recurring gains, such as the sale of property or assets. Under rules set forth by the Comptroller of the Currency in Interpretive Ruling 7.6100, the board of directors of a national bank may declare dividends as it may judge to be expedient, subject to statutory limitations which deal with the balance of the surplus account, sufficiency of net profits, dividend payments on preferred stock, and default of any assessment due to the Federal Deposit Insurance Corporation.


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



                             First Citizens Bancshares, Inc.
                                     (Registrant)



Date: May 14, 1997           Stallings Lipford
                             Stallings Lipford, Chairman




Date: May 14, 1997           Jeff Agee
                             Jeff Agee, Vice President &
                             Chief Financial Officer