Form 10-Q
period 1997-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1997-08-12
CIK 719264

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1997       Commission File Number 2-83542

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

Of the registrant's only class of common stock ($1.00 par value) there were 746,109 shares outstanding as of June 30, 1997 (Net of Treasury).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                              June 30,      December 31,
                                                1997           1996
                                  ASSETS

Cash and due from banks                        $ 14,820      $ 12,507
Federal funds sold                                    0         1,000
Investment securities -
  Trading Investments-Stated at Market                0             0
  Held to Maturity-amortized cost-Fair
  Value of $33,170 at June 30, 1997
  and $28,097 at December 31, 1996.              33,214        28,059
  Available for Sale-Stated at Market            47,461        47,688
Loans (Excluding unearned income of
   $1,577 at June 30, 1997 and
   $1,521 at December 31, 1996)               222,874       211,389
Less: Allowance for loan losses                   2,596         2,282
      Net Loans                                 220,278       209,107
Premises and equipment                            8,239         8,135
Other assets                                      9,008         6,575

          TOTAL ASSETS                         $333,020      $313,071

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $262,851      $256,414
Securities sold under agreement to
   repurchase                                    21,544        21,225
Federal funds purchased and Other
   Short Term Borrowing                           6,375             0
Long-term debt                                    7,521         2,997
Notes payable of employee stock
  ownership plan                                      0             0
Other liabilities                                 3,164         2,832
     Total Liabilities                          301,455       283,468

Contingent liabilities
Stockholders' Equity:
  Common stock, $1 par value - 2,000,000
  authorized; 746,271 issued and
  outstanding at June 30, 1997;
  741,516 issued and outstanding at
  December 31, 1996                                 746           741
Surplus                                          10,364        10,097
Retained earnings                                20,398        18,679
Obligation of Employee Stock
  Ownership Plan                                      0             0
Net Unrealized Gains (Losses) on Available
  for Sale                                           65            95
  Total Common Stock and Retained Earnings       31,573        29,612
Less-162 Treasury Shares, at Cost at
  June 30, 1997 and 40 Shares at Cost at
  December 31, 1996                                  (8)           (9)
   Total Stockholders' Equity                    31,565        29,603

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                               $333,020      $313,071

NOTE: The balance sheet at December 31, 1996, has been taken from the audited financial statements at that date and condensed.

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)


                             Three Months Ended      Six Months Ended
                                  June 30                June 30
                             1997       1996         1997         1996

     Interest Income

Interest and fees
  on loans                 $ 5,306     $4,831        $10,192     $ 9,516
Interest on investment
  securities:
  Taxable                    1,261      1,125          2,401       2,207
  Tax-exempt                   130        125            251         250
Other interest income           15         20             73          48
Lease financing income           0          0              0           1
Total Interest Income        6,712      6,101         12,917      12,022

     Interest Expense
Interest on deposits         2,753      2,617          5,442       5,181
Other interest expense         415        334            708         629
 Total Interest Expense      3,168      2,951          6,150       5,810

Net Interest Income          3,544      3,150          6,767       6,212

Provision for Loan
  Losses                       201        134            361         239

Net Interest Income
  after Provision            3,343      3,016          6,406       5,973

     Other Income
Securities gains
  (losses)                       6         43             19         179
Other income                   880        795          1,868       1,557
     Total Other Income        886        838          1,887       1,736

Other expenses               2,412      2,333          4,769       4,735

Net income before
  income taxes               1,817      1,521          3,524       2,974
Provision for income
  taxes                        607        524          1,197       1,030

Net income                  $1,210     $  997         $2,327      $1,944

Earnings per share          $ 1.63     $ 1.36         $ 3.13      $ 2.65

Weighted average number of
  shares outstanding       742,691    734,476        742,691     734,476

The accompanying notes are an integral part of these financial statements.

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                               (UNAUDITED)
                                              Six Months Ended
                                                  June 30,
                                      1997         1996      1995
Net Cash Provided by Operating
  Activities                         $ 1,017      $ 3,036     $ 1,347
Investing Activities

Proceeds of Maturities of Held to
 Maturity Securities                   4,491        4,085       9,563
Purchase of Held to Maturity
 Investments                          (9,600)      (1,500)    (11,000)
Proceeds from Maturities of
 Available for Sale Securities         3,103        1,812         812
Proceeds from Sales of Available
 for Sale Securities                   1,934        7,600         630
Purchase of Available for Sale
 Securities                           (4,860)     (17,125)     (3,133)
Increase in Loans-Net                (11,532)     (17,445)    (16,598)
Purchases of Premises and
  Equipment                             (561)        (146)       (819)

Net Cash Provided by
 Investing Activities                 (17,025)     (22,719)    (20,545)

Financing Activities

Net increase (decrease) in Demand
 and Savings Accounts                   1,779          862      (1,212)
Increase (decrease) in
 Time Accounts                          4,658        8,176      23,377
Increase (decrease) in Long
 Term Debt                              4,524         (591)      2,615
Treasury Stock Transactions                 1           (4)         (7)
Proceeds from Sale of Common Stock        272          154          14
Cash Dividends Paid                      (607)        (485)       (441)
Net increase (decrease) in
 Short-term Borrowings                  6,694        9,508         (501)


Net Cash Provided (used) by
 Financing Activities                  17,321       17,620       23,845


Increase (decrease) in Cash
 and Cash Equivalents                   1,313       (2,063)       4,647

Cash and Cash Equivalents at
  Beginning of Year                    13,507       13,544       12,684
Cash and Cash Equivalents at
  End of Year                         $14,820      $11,481      $17,331

Cash payments made for interest and income taxes during the years presented are as follows:

                                         1997       1996         1995
  Interest                           $6,358      $5,404       $4,877
  Income Taxes                        1,163         833          841

NOTE: Net cash provided by operating activities was lower in 1997 due to the purchase of split dollar life insurance policies for our officers. These policies are classified as other assets on the balance sheet.

The accompanying notes are an integral part of these financial statements.

               FIRST CITIZENS BANCSHARES, INC.
                        AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)
                        (IN THOUSANDS)
                        June 30, 1997

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the six month periods ended June 30, 1997, 1996 and 1995, and the consolidated statement of cash flows for the six month periods then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.
Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Short Term Borrowings
                                            June 30  June 30
                                              1997     1996

Amount Outstanding-End of Period             $27,919 $29,253
Weighted Average Rate of Outstanding           4.76%   4.68%
Maximum Amount of Borrowings at Month Ends   $27,919 $29,253
Average Amounts Outstanding for Period       $24,991 $23,526
Weighted Average Rate of Average Amounts       4.64%   4.52%

Note 4 - Long-Term Debt

Long term debt is comprised of Federal Home Loan Bank
Borrowings and finance company debt (Delta Finance, subsidiary of First Citizens National Bank, organized in first quarter, 1997). Finance company debt is classified as long term debt because of its intent to renew. The average life is as presented. FHLB Funds are maturity matched with specific loans and investments.


                         Average    Average    Average
                         Volume      Rate      Maturity

FHLB Borrowings          $1,981     5.86%       10 Years
FHLB Borrowings           1,947     5.75%        7 Years
FHLB Borrowings           2,497     5.77%        2 Years
Finance Company Debt      1,100     6.50%      1.5 Years

Note 5 - Statement of Cash Flows

                                   June 30,
                        1997         1996         1995
Actual payments made
 during the periods:

Interest             $  6,358      $ 5,404       $ 4,877
Income taxes            1,163          833           841

Note 6 - Contingent Liabilities

There are no material pending litigations as of the current reportable date that should result in a liability.

Note 7 - Investment Securities

The differences between book values of investment securities and market values at June 30, 1997 and December 31, 1996, total $108 and $38 respectively. FASB 115 requires banks to classify securities as held to maturity, available for sale, and trading. First Citizens has $0 in the trading account. Available for Sale securities values are adjusted to market quarterly and the adjustments flow to the capital account (net of tax). Held to maturity securities are stated at amortized cost. Available for sale securities reflects a $50 decrease for the ending perod of June 1997 and, net of tax, $30 flowed to capital. These movements can fluctuate with the bond market.

First Citizens has not engaged in derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reported periods.

Note 8 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc. and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards established by regulators. Tier 1 and tier 2 risk based capital ratios are 13.69% and 14.82% respectively.

Note 9 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax account reflects an asset totaling $267.
Timing differences mainly consist of Reserve for Loan Loss deductions and FASB 115.

Note 10 - Reserve for Loan Losses

FASB 114 and 118 was implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance             $1,114
Amount of Recorded Balance with Related Allowance     $  115
Amount of Recorded Balance with no Related Allowance  $  999

Interest income recognized on impaired loans will be recognized on a cash basis. Cash receipts will be applied as cost recovery or principal recovery first. This is consistent with OCC
Regulations.

A quarterly review of the adequacy of the loan loss reserve will continue to ensure the sufficiency of said reserve for both losses and impairment.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address material changes in income and expense accounts when compared to the quarter ending June 30, 1997. Reference should be made to the financial statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares Inc. (Bancshares). Limited activity to date by the Holding Company does not materially affect the income report.

Record earnings of $2,210,000 were reported for First Citizens Bancshares, Inc. for the second quarter of 1997. Net income per share was $1.63 up 20 percent from the second quarter of 1996. Return on average assets was 1.44 percent, up from 1.29 percent for the same period in 1996. Return on average equity was 15.22 percent compared to
14.80 percent for the second quarter of 1996. The increase in income was supported by an improved net interest margin, the difference between what the bank paid for funds and what it earned in assets. Second quarter results reflected a net interest margin of 4.19 percent at June 30,1996. In addition, other income increased 11 percent to $880,000, while other expenses increased only 3 percent. A continued focus on increasing fee income will serve to protect earnings should interest rates increase. Growth in the loan portfolio rebounded from the slow start experienced in the first quarter, a result of weather-releated problems within the local agriculture economy. Loans outstanding net of reserves, were $220,278,000 at June 30, up from $209,107,000 at December 31, 1996. This is in excess of budget projections and support a net income level exceeding 1997 budget. Past due loans in the 30-89 and 90+ categories were up 31.63 percent and 93.97 percent when reviewing the two quarters under comparison. Ninety days or more past due loans reflect one loan totaling approximately $700,000 that is in the process of collection (discussed in detail in Compositon of Loan section). Past due loan totals since quarter end have reduced to be more in line with peer bank percentages. The percentage of loan loss reserve to total loans is well within policy guidelines of one percent. Non accrual and non-performing assets decreased over 36 percent and 28 percent when comparing June 30, 1997 to 1996. Cost of Funds at 3/31/97 was 4.31 percent compared to 4.35 percent at 6/30/96. Liquidity ratio at 6/30/97 was 13.32 percent including approved lines of credit (calculated using the Comptroller of the Currency format). Maintaining sufficient liquidity is accomplished through utilization of credit lines with the Federal Home Loan Bank in addition to traditional Fed Fund lines with correspondent banks. Competition for deposits with non-bank entities has permanently changed the source of funding for most if not all banks. Deposit to loan ratio at quarter end was 83.52 percent.

The price of Bancshares common stock remains strong, with demand consistently outpacing the available supply. Trades during the second quarter ranged from $55.00 to $69.57. However, since quarter-end a
small number of shares have traded at $70.00.   Dividends of 40 cents
per share are consistent with first quarter payout and up 23 percent from the 32.5 cents per share paid the first three quarters of 1996.

The potential for growth in both earnings and assets remains high. A letter of intent has been signed which provides for the purchase of the Bank of Troy, Troy, Tennessee, once due dilligence and regulatory approval have been accomplished. Assets of the Bank of Troy were $57 million at June 30, 1997. The transaction is expected to be finalized early in the first quarter of 1998.

The bank's strategic plan calls for future efforts to be focused on controlled growth, efficiency and diversification of operations and products. Strategies in place to accomplish Strategic Plan goals are as follows:

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

Fulltime equivalent employees at 6/30/97 were 155 up from 145 at 12/31/96. The increase is due to the employment of (1) 3 employees for Delta Finance Company (a bank owned subsidiary opened the first quarter of 1997); (2) two employees to establish a bank marketing department;
(3) one loan officer placed at the Mid-Town Branch to provide loan services; and (4) four temporary staff members employed as relief staff during vacation and peak time periods.

The bank continues to explore the possiblity of offering property and casualty insurance sales to customers. All alternatives will be explored to determine if a bank owned insurance company would be a more profitable alternative than forming an alliance with an existing agency.

Another strategic action to improve operating efficiency and customer service was the development of a Technology Strategic Plan. Action goals were adopted that include the following: (1) Installation of Document Imaging; (2) Evaluation of a marketing CIF system which will allow for the identification of needs and opportunities which exist in the current and potential customer base; (3) Maintaining the IBM AS/400 as the bank's primary technology infrastructure with a local area network as a secondary communication structure; (4) Surveying the market to identify the potential for Home Banking and Corporate Cash Management. In response to these goals, a contract was signed with Southern Data, Atlanta, Georgia for a document imaging system in December, 1996. Installation was completed in June 1997. The Marketing CIF System installed the fourth quarter of 1996, is producing desired results in identifying products that meet customer specifications in certain market segments. The first phase of a quality sales, quality service program was introduced during first quarter, 1997. Results of a Home Banking survey indicated a demand for telephone and P.C. home banking products. First Citizens currently offers touchtone banking service at no cost to the customer.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens' liquidity, capital
resources or results of operations.   There currently exists no
recommendation by regulatory authorities which if implemented, would have such an effect. There are no matters which have not been disclosed. Interstate Banking/Branching became a reality through legislation passed September 13, 1994. The act permits full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market, competing for deposit dollars and earning assets with three other banks, two of which are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are two of the largest financial institutions in the state. While First Citizens has historically maintained in excess of 50% of local market share, statistics reflect a gain of approximately 1.5% over the past five years by both First Citizens and First Tennessee. This is reflective of increased competition brought about by the location of two branch banks into the market place, both of whom have been bought by Union Planters National Bank. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services required for maintaining a satisfactory customer relationship moving into the next decade and beyond. A market analysis completed in September, 1995 indicates a remarkably strong performance by First Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

The following table compares year-to-date non-interest income, and expense of First Citizens as of June 30, 1997, 1996, and 1995:

                           Non-Interest Income
                              (in thousands)

                June 30            June 30            June 30
                1997   % of Change  1996 % of Change    1995
Service Charges
 on Deposit
  Accts.       $827     24.74%      $663    10.50%      $600
Other Income   $677     (3.43%)     $701    56.47%      $448
Trust Income   $383      2.96%      $372    25.25%      $297

TOTAL NON-INTEREST
  INCOME     $1,887      8.70%    $1,736    29.07%    $1,345

Total non-interest income is up over 8.70 percent and 29.07 percent when comparing June, 1997 to June 1996 and 1995. The increase reflects a continued focus on fee income and our commitment to diversifying the income stream. Results of these efforts are evident when comparing second quarter 1997 to previous years in the areas of trust, brokerage and insurance commission income. In October, 1996 the Board approved reallocating assets of approximately $3 million to purchase permanent life insurance for officers having the rank of Vice President and up. This program allows the bank to increase the retention rate of key officers while continuing to earn income on the reallocated assets. In the event of death of the insured Officer, the Bank's original investment plus accrued interest will be repaid, as well as a death benefit paid to designated beneficiaries. The plan is in effect at 800+ banks and is in full compliance with regulatory parameters as defined by the Office of the Comptroller of the Currency. The 29 percent increase in non-interest income in 1996 was the result of a refund of $70,705 from bankruptcy trustees of Southeast Fort Worth Ltd. The refund partially reimbursed the bank for payments made to trust customers in December, 1989. Customers were reimbursed by the bank for investments made in Southeast Fort Worth, Ltd. at the time Southeast filed bankruptcy, with the understanding that any settlement received from this company would first be utilized to restore these funds to the bank. Also in April, 1995 the overdraft fee for per item paid on an overdrawn deposit account, increased from $17.50 to $20.00 and the daily overdraft charge of $3.00 for each day the account is overdrawn after a 5 day grace period was raised to $5.00 per day. In the first quarter of 1997, the overdraft fee per item paid on an overdrawn deposit account increased from $20.00 to $22.00.

                        Non-Interest Expense
                    1997 % of Change  1996 % of Change 1995

Salaries & Employee
 Benefits           $2,655   4.70%    $2,536   4.50%  $2,427
Net Occupancy
 Expense            $  917   1.78%    $  901   7.17%  $  769
Other Operating
 Expense            $1,197  (7.79%)   $1,298  (4.77%) $1,363

TOTAL NON-INTEREST
  EXPENSE           $4,769    .72%    $4,735   3.86%  $4,559

A review of Non-Interest Expense reflects ongoing efforts to monitor and control non-interest expense categories such as Salaries and Benefits, Net Occupancy Expense, and Other Operating Expense. Salaries and Benefits increased 4.70% and 4.50% when comparing June 1997 to June, 1996 and 1995. Fulltime equivalent employees were 155 at quarter end compared to 149 at March 31, 1997 and 145 at June 30, 1996. Increased investment in technology resulted in an increase in Computer Expense and the related depreciation to those investments. An ongoing strategic planning goal is to automate manual processes through technology and at the same time meet the technological needs of our customer base. Net Occupancy Expense is projected to increase as technology is installed to accomplish this goal. These costs will be offset in part by the reallocation of employees to fee income producing positions. Other Operating Expense continues to decline at a rate exceeding 7 percent reflecting results of efforts to control inventory, professional services and other expense categories.

                                 Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending June 30 for the years indicated:

                                   COMPOSITION OF DEPOSITS
                                       (in thousands)
                       1997                 1996               1995
                 Average   Average   Average   Average  Average  Average
                 Balance    Rate     Balance    Rate    Balance   Rate
Non-Interest
Bearing Demand
Deposits         $ 27,096    -      $ 26,303    -      $ 25,348     -
Savings Deposits $ 82,517   3.38%   $ 73,362   3.12%   $ 64,485    3.03%
Time Deposits    $150,177   5.48%   $145,941   5.61%   $138,484    6.01%
TOTAL DEPOSITS   $259,790   4.24%   $245,606   4.27%   $228,317    4.50%

A review of composition of deposits for the years 1997, 1996, and 1995 reflects total deposit growth in excess of $14 million and $17 million respectively. Growth in the deposit base was centered primarily in Time Deposits reflecting a growth rate of 4%. Saving deposits growth was 3.38%, while growth in interest bearing demand deposits remains flat. Growth in total deposits continues to be a challenge for First Citizens National Bank. The company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. According to a market share analysis, Bancshares hold approximately 51% (excluding overnight and fixed term repurchase agreements) of the bank deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (23% of total county deposits), and Security Bank (14%). Union Planters holds market share of 11 percent. First Citizens also competes with Dyersburg City Employees Credit Union, seven or more consumer finance companies, and other types of financial service providers in the area. Competitor marketing programs are aggressive in seeking new deposits dollars with advertising programs that offers rates on certificates of deposit 50 basis points higher than any rate offered by other local banks.

Average rate paid on deposits (4.24%) continues to reflect sound asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit strategy adopted in 1996 encourages the purchase of selected jumbo Cd's (i.e. State of Tennessee) as opposed to increasing funding costs, by participating in rate wars" to secure local retail deposits. Total deposits consisted of approximately $20 million in the State of Tennessee Funds at quarter end. The implementation of a quality sales quality service program is also expected to increase deposit sales as well as provide for the cross selling of additional products to form a total customer relationship profile. Quality Sales, Quality Service program is scheduled to be implemented in various phases beginning the first quarter, 1997. An active Business Development program is in place to generate new
business and provide support for existing customers.   Deposit
growth in the 1997 budget is projected at approximately 7 percent.


Sweep account funds totaling $14,159,000 are not included in the average balances for non-interest bearing demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $21,000,000 earning 4.00% at 6/30/97. Repurchase Agreement "Sweep" is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment. There were no significant changes to products and services during the second quarter.

Management is continuously monitoring and enhancing the bank's product line in order to retain existing customers and to attract new customer relationships. Among new products on the market are the "Visa Check Card" and "The Nest Egg Certificate of Deposit". The Visa Check Card is an electronic check that allows our customers another convenient method of accessing their checking account funds without writing a check. The Nest Egg Certificate of Deposit was introduced as a college savings fund for parents which allows for a low opening balance and unlimited ongoing deposits. Imaged deposit account statements continue to be a success with 99.9 percent acceptance.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on June 30, 1997:

       Maturity Distribution Of Time Certificates Of Deposit
       In Amounts of $100,000.00 Or More As Of June 30, 1997
                           (in thousands)
            Maturity                      Total Amount
       3 months or less                    $19,378
       3 through 12 months                 $25,413
       1 year - 3 years                    $ 4,473
       over 3 years                        $   300
                                    Total   $49,564

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earnings assets and average costs on interest bearing liabilities. The average yield on interest earning assets reflects an increase when reviewing the information presented in the table. Interest earning assets as of 6/30/97 were $296,955,000 at an average rate of 9.11% compared to $278,894,000 average rate of 8.85% at 6/30/96. The average rate on total interest bearing liabilities was 4.79%, 4.78%, and 5.08% as of June 30, 1997, 1996, and 1995. Net yield on average earning assets was 4.84%, 4.62%, and 4.38%, reflecting a downward movement in interest rates beginning in mid 1996 and continuing into 1997. Maintaining interest rate margins achieved in prior years continues to be a challenge. As interest rates rise customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from material negative impact of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                                   First Citizens National Bank
                                      Quarter Ending June 30
                            Monthly Average Balances and Interest Rates
                                          (in thousands)
                                1997                    1996                    1995
                     Average           Average Average          Average Average         Average
                     Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)    $216,306 $5,306   9.82%  $201,919 $4,828   9.57%  $178,914 $4,395   9.82%
Investment Securities:
  Taxable            $ 69,205 $1,251   7.23%  $ 65,866 $1,126   6.84%  $ 62,072 $1,030   6.63%
Tax Exempt (4)       $ 11,216 $  197   7.03%  $ 10,886 $  208   7.65%  $ 10,165 $  197   7.76%
Interest Earning
  Deposits           $    203 $    3   5.92%  $    135 $    2   5.93%  $    164 $    2   4.87%
Trading Account      $      0 $    0          $      - $    -      -   $     -  $    -      -
Federal Funds Sold   $     25 $    1  16.00%  $     83 $    3  14.46%  $  3,211 $   49   6.11%
Lease Financing      $      0 $    0      0%  $      5 $    -      -   $     10 $    1  40.00%
Total Interest
  Earning Assets     $296,955 $6,758   9.11%  $278,894 $6,167   8.85%  $254,536 $5,674   8.92%
NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks              $  9,395  $    -       -  $  9,549 $    -      -   $  9,263 $    -      -
Bank Premises and
  Equipment          $  8,173  $    -       -  $  8,585 $    -      -   $  8,595 $    -      -
Other Assets         $  8,347  $    -       -  $  4,651 $    -      -   $  4,707 $    -      -
Total Assets         $322,870  $    -       -  $301,679 $    -      -   $277,101 $    -      -

LIABILITIES AND
SHAREHOLDERS' EQUITY:
INTEREST BEARING
 LIABILITIES:

Savings Deposits     $ 82,517  $  697   3.38%  $ 73,362 $   572   3.12% $ 64,485 $  490  3.03%
Time Deposits        $150,177  $2,056    5.48%  $145,941 $ 2,046   5.61% $138,484 $2,084  6.01%

Federal Funds
 Purchased and
 Other Interest
 Bearing
  Liabilities       $ 32,093   $  415   5.18%   $ 28,101 $   333   4.74%  $ 24,410 $  317  5.19%

Total Interest
 Bearing
  Liabilities       $264,787   $3,168   4.79%   $247,404 $ 2,951   4.78%  $227,379 $2,891  5.08%

 NON-INTEREST
  BEARING
  LIABILITIES:
Demand Deposits     $ 27,096  $    -     -     $ 26,303 $     -     -    $ 25,348 $    -     -
Other Liab.         $  1,847  $    -     -     $  2,300 $     -     -    $  1,979 $    -     -
Total Liab.         $293,730  $    -     -     $276,007 $     -     -    $254,706 $    -     -

SHAREHOLDERS'
  EQUITY            $ 29,140  $    -     -     $ 25,672 $     -     -    $ 22,395 $    -     -

TOTAL LIABILITIES
 AND SHAREHOLDERS'
 EQUITY             $322,780  $    -     -     $301,679 $     -     -    $277,101 $    -     -

NET INTEREST
 INCOME             $      -  $3,590      -    $      - $ 3,216     -    $      - $2,783     -
NET YIELD ON
 AVERAGE EARNING
 ASSETS
 (ANNUALIZED)       $      - $     -    4.84%  $    -   $     -   4.62%  $      - $    -  4.38%

[FN]
(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)    Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                                             COMPOSITION OF LOANS

The bank's loan portfolio has experienced exceptional loan growth as reflected in the Composition of Loans table. Total loans increased $13,619,000 at 6/30/97 when compared to the same time period in 1996. The largest percentage of growth is centered in Real Estate Mortgage Loans. Mortgage loans have increased from $116,719,000 at 6/30/96 to $130,584,000 at 6/30/97. The upward trend is attributed to substantial growth in both population and number of households recorded in Dyer County over the past decade. Commercial, financial, and agriculture loans decreased $8,367,000 when comparing 1997 to 1996.

First Citizens is located in the Dyersburg/Dyer County trade area having a population of approximately 40,000. The entire trade area has outpaced both the state and the nation in per capita personal income growth since the early 1980's. The State of Tennessee projects that per capita income in the area will be greater than the national average by the year 2000. A diversified mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing of 40.5%. Dyer County's unemployment rate for June was 5.1% up from 4.6% in May 1997 according to the Tennessee Department of Employment Security. This compares to Tennessee's unemployment rate of 5.0% for June, which is .1% lower than our county's rate. During the first quarter of 1997, two local manufacturing firms announced expansions which would add jobs for people in Dyer County in 1997.

The provision for loan losses increased in proportion to loan growth as required by loan policy. Problems loans at 6/30/97 were $2,922,234 down from June 30, 1996 total of $3,540,038. Problem loans represent 9.02% of gross capital funds as of May 31, 1997. Watch loan totals as of quarter end are slightly over $44,000. Past due loans totaled .76% of the total loan portfolio, are slightly above peer group ratios. Total non performing was .88% compared to peer group ratio of .75 percent. Loans reviewed within the last twelve months (as of May 31, 1997 Internal Loan Review Report) comprise $124,366,934 or 64% of the loan portfolio. Problem loan and past due loan totals posted a significant increase after April, 1996 due to the addition of one credit totaling $991,029. First Citizens was made aware that the company had filed chapter 11 bankruptcy and that legal claims had been filed against the company's CFO claiming among other things the selling of fictitious leases. First Citizens is a holder of outstanding debt on the company as of 6/30/97 totaling $700,000. Charged off debt on this line totals approximately $291,000 as of year end 1996. The bank holds approximately 176 leases. All leases have been reinspected and we have no reason to believe that fictitious or fraudulent leases are contained within our loan portfolio. An allocation of $400,000 was added to the Loan Loss Reserve to cover any existing exposure to the bank. Attorney's representing First Citizens have reported that a settlement agreement was filed in June, 1997 and that no additional loss is expected. A partial recovery of the $291,000 is also projected.

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

Diversification of the banks' real estate portfolio is a necessary and desirable goal of the bank's real estate loan policy. In order to achieve and maintain a prudent degree of diversity, given the composition and general economic state of the bank's market area, the bank will strive to maintain a real estate loan portfolio diversification based on the following:

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

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $38,261,000 as of 6/30/97.

The average yield on loans of First Citizens National Bank for the second quarter of the years indicated is as follows:

                               1997 -  9.82%
                               1996 -  9.57%
                               1995 -  9.82%
                               1994 -  9.10%
                               1993 -  9.38%

The following table sets forth loan totals net of unearned income by category for the past five years:

                                            June 30
                                         (in thousands)

                            1997    1996     1995      1994      1993
Real Estate Loans:
 Construction            $ 20,579  $ 14,924 $ 12,619 $  8,681   $  6,881
 Mortgage                $130,584  $116,719 $102,235 $ 91,510   $ 83,383

Commercial, Financial
 and Agricultural Loans  $ 44,912  $ 53,279 $ 48,010 $ 44,164   $ 35,433

Installment Loans to
  Individuals            $ 24,485  $ 22,083 $ 20,518 $ 16,953   $ 15,233

Other Loans              $  2,314  $ 2,250  $  1,978 $  3,998   $  2,098

TOTAL LOANS              $222,874  $209,255 $185,360 $165,306   $143,028


    Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $93,336,000 or 43.5% of the total portfolio are subject to repricing with one year or carry a variable rate of interest. The ratio is down slightly from 43.71% at 6/30/96. Maturities in the one to five year category total $132,105,000, reflecting an increase of $10.9 million when compared to 3/31/97.

                                          Due after
                         Due in one       one year but         Due after
                        year or less     within five years    five years
                                           (in thousands)

Real Estate                $36,286           $93,755             $21,122
Commercial, Financial
 and Agricultural          $24,842           $17,704             $ 2,366

All Other Loans            $ 6,049           $20,646             $   104

TOTAL                      $67,177          $132,105             $23,592

Loans with Maturities After One Year for which:
                                                  (in thousands)
   Interest Rates are Fixed or Predetermined         $129,538
   Interest Rates are Floating or Adjustable         $ 26,159

                       NON-PERFORMING ASSETS

Non-performing assets as of 6/30/97 were .54 percent of total loans compared to .88 percent at 6/30/96. Total non-performing loans at quarter end consisted primarily of one credit in the amount of $700,000 (discussed in the section titled Composition of Loans). The credit is in the process of collection through a Bankruptcy Agreement and no additional loss to the bank is expected. Total non-performing decreased $628,000 or 36.40 percent when comparing 6/30/97 to 6/30/96. Request for payment was made from Federal Farm Service Agency on four agriculture credits totaling approximately $845,000 the first quarter of 1997. Payments were received and the accounts removed from the non-performing asset list during the second quarter of 1997. Non-performing loans continue to be at a manageable level and below peer group ratio of .78 percent (as of 3/31/97).

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. Gross interest income that would have been recorded for the six months ending 6/30/97 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $54,000. Interest income on loans reported as ninety days past due and on interest accrual status was $11,000 for year-to-date 1997. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loan total at June 30, 1997 was zero.

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

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

                        Non-Performing Loans
                              June 30
                           (in thousands)

                                        90 Days Past Due
      Year     Non-Accrual              Accruing Interest   Total

     1997        $1,097                    $  225           $1,322

     1996        $1,725                    $  116           $1,841

     1995        $  869                    $  490           $1,359

     1994        $  889                    $  520           $1,409

     1993        $1,466                    $  142           $1,608

                      LOAN LOSS EXPERIENCE AND
                      RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $79,000 (2) recovery of loans previously charged off - $38,000 and (3) additions to Reserve - $191,000. Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and overdrawn deposit accounts. The Reserve for Loan Losses Balance at quarter end was $2,596,000 or 1.21% of total loans. Bank policy mandates a reserve balance equal to one percent of total loans. Projected charge-offs for the year are approximately $200,000.

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

5.           Charge-Off

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

VI.  OTHER REAL ESTATE OWNED                               $
                                                           ______
     RESERVE REQUIRED                                      $

     RESERVE BALANCE                                       $

     EXCESS (DEFICIT)                                      $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %
     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/97 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural           $ 50,000
  Real Estate-Construction                            -0-
  Real Estate-Mortgage
  Installment Loans to individuals &
   credit cards                                   150,000
  Lease financing                                     -0-
Foreign                                               N/A
               01/01/97 through 12/31/97   Total $200,000

The book value of repossessed real property held by Bancshares and First Citizens National Bank at 6/30/97 is $164,000 compared to $853,000 at 6/30/96 and $941,000 at 6/30/95. The balance was significantly reduced as a result of the sale of a strip shopping center in November 1996. The remaining balance held in repossessed real property represents property purchased for expansion of the branch located on Highway 51 ByPass valued at $164,000. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

All other real estate parcels held as ORE are appraised annually and the carrying value adjusted to reflect the decline, if any, in
its realizable value.   Such adjustments are charged directly to
expense.

The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expense; and the ratio of net loans charged off to average loans outstanding.

             Loan Loss Experience and Reserve for Loan Losses
                       Quarter ending June 30
                          (in thousands)
                         1997      1996      1995      1994    1993
Average Net Loans
Outstanding            $216,306 $201,924 $178,924  $156,658  $140,410

Balance of Reserve
for Loan Losses
at Beginning of
Period                 $ 2,446  $  2,289 $  2,115  $  1,795  $  1,832

Loan Charge-Offs       $   (79) $    (96)$    (56) $    (50) $    (69)

Recovery of Loans
Previously Charged Off $    38  $     32 $     41  $     34  $     38

Net Loans Charged Off  $   (41) $    (64)$    (15) $    (16) $    (31)

Additions to Reserve
Charged to Operating
Expense                $   191  $    134 $     86  $    100  $    119

Balance at End of
Period                 $ 2,596  $  2,359 $  2,186  $  1,879  $  1,920

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding               (.02%)   (.04%)   (.01%)    (.01%)    (.02%)

The following table will identify charge-offs by category for the period ending 6/30/97.

Charge-Offs:                              1997     1996
Domestic
  Commercial, Financial and Agricultural $  0       $42
  Real Estate - Construction                0         0
  Real Estate - Mortgage                    0        10
  Installment Loans to Individuals         65        40
  Lease Financing                           0         0
  Credit Cards                             14         4
    Total                                $(79)     $(96)
Recoveries:
Domestic:
  Commercial, Financial and Agricultural $ 14      $  6
  Real Estate - Construction                0         0
  Real Estate - Mortgage                    1         1
  Installment Loans to Individuals         19        21
  Lease Financing                           0         0
  Credit Cards                              4         4
    Total                                $ 38      $ 32
             Net                                 $(41)     $(64)

INVESTMENT SECURITIES

The book value of listed investment securities as of the dates indicated are summarized as follows:

                Composition of Investment Securities

                              June 30
                           (in thousands)

                        1997     1996      1995      1994      1993
U. S. Treasury &
 Government Agencies  $66,322   $63,154   $53,754   $46,480   $53,792
State & Political
 Subdivisions         $11,321   $10,756   $10,019   $14,093   $ 8,496
All Others            $ 3,032   $ 3,435   $ 4,151   $ 6,021   $ 5,144

                  TOTALS      $80,675   $77,345   $67,924   $66,594   $67,432


A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the second quarter, 1997 were up $3.3 million when compared to the same time period in 1996. Securities contained within the portfolio consist primarily of U.S. Treasury, and other
U. S. Government Agency Securities and tax exempt obligations of States and Political Subdivisions. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

Tax Free Investments total approximately $11,321,000. Book value of Municipal securities totaling $850,000 were purchased and placed in the Held to Maturity account during the second quarter, 1997. Second quarter sales totaled $967,456.92. Sales made from the available for sale account reflected a profit of $5,944. Investment activity, which decelerated during second quarter as a result of increased loan demand, is expected to remain suppressed through 1997. Book value compared to market value resulted in a positive variance of $44,000. The average maturity of the portfolio is 5 years and 9.3 months. The average pretax yield at 6/30/97 was 6.84%.

Fixed rate holdings currently have an expected average life of
2.9 years. It is estimated that this average life would extend to 4.9 years should rates rise 100 basis points and 5.3 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would likely decrease to 2.0 years.

In terms of price sensitivity, we estimate that if rates were to increase 100 basis points, market value of the portfolio would fall by 3.0%, while rates rising 200 basis points would impact the market value by a negative 7.0%. This is comparable with the price sensitivity of the 3 to 4 year Treasury bond, which is consistent with the current average life of the portfolio. If rates go down 100 basis points we estimate that market value would increase by 2.4%.

Adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 9.0 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of about a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolio accounts for Held-To-Maturity, Available-For-Sale, and Trading
Account Investments.

As of June 30, 1997 approximately 58.83% of the total portfolio was placed in the Available-for-Sale account. The remaining 41.17% was booked in the Held-to-Maturity account. FASB 115 also required banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-To-Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market, requirements of FASB 115 resulted in a positive capital entry of $65,000.

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

First Citizens National Bank does not engage in derivative
activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).
                                         Investment Securities
                                Held to Maturity      Available for Sale
                                              June 30, 1997
                                              (in thousands)
                                Amortized      Fair   Amortized    Fair
                                  Cost        Value     Cost       Value

U.S. Treasury Securities        $ 2,002     $ 2,000   $ 5,990   $ 6,025
U.S. Government agency
and corporation obligations
(exclude mortgage-backed
securities):
   Issued by U.S. Government
   agencies (2)                       0           0         0         0
   Issued by U.S. Government-
   sponsored agencies (3)        21,659      21,618    26,592    26,614
Securities issued by states
and political subdivisions
in the U.S.:
   General obligations            3,678       3,681     3,687     3,700
   Revenue obligations            3,230       3,232       701       713
   Industrial development and
   similar obligations                0           0         0         0
   Mortgage-backed securities (MBS):
   Pass-through securities:
       Guaranteed by GNMA           277         283     3,750     3,784
   Issued by FNMA and FHLMC         725         729       338       335
   Other pass-through securities      0           0         0         0
Other mortgage-backed securities-
 (Include CMOs, REMICs, and
  Stripped MBS):
    Issued or guaranteed by FNMA,
     FHLMC, or GNMA                1,143      1,127     3,766     3,759
    Collateralized by MBS issued
     or guaranteed by FNMA, FHLMC,
     or GNMA                           0          0         0         0
    All other mortgage-backed
     securities                        0          0         0         0
Other debt securities:
   Other domestic debt securities    500        500         0         0
   Foreign debt securities             0          0         0         0
Equity securities:
   Investments in mutual funds
   Other equity securities with
   readily determinable fair
   values                              0          0       749       752
All other equity securities (1)        0          0     1,779     1,779
    Total (4)                     33,214     33,170    47,352    47,461

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

                          Investment Securities
                        Unrealized Gains/(Losses)
                              June 30, 1997

                                Unrealized  Unrealized     Net
                                 Gains        Losses   Gains/Losses

U.S. Treasury Securities            68         33          (35)
Obligations of U.S. Government
 Agencies and Corp                 354        355           (1)
Obligations of States and
 Political Subdivisions             56         25          (31)
Fed Reserve & Corp Stock             0          0            0

   Totals                          478        413           65


             Maturity and Portfolio Percentages June 30, 1997
                              (in thousands)

                             After One Year   After Five Years        After
           Within One Year  Within Five Years  Within Ten Years     Ten Years
           Amount    %        Amount   %        Amount     %     Amount     %

6/30/97  $26,681  (33%)     $25,832 (32%)    $16,725   (21%)  $11,437   (14%)

6/30/96  $ 5,329   (7%)     $38,620 (50%)    $22,895   (30%)  $10,501   (13%)

6/30/95  $ 3,279   (5%)     $49,381 (73%)    $11,609   (17%)  $ 3,655    (5%)

6/30/94  $16,058  (24%)     $31,208 (47%)    $13,604   (20%)  $ 5,724    (9%)

6/30/93  $17,023  (25%)     $41,179 (61%)    $ 1,407    (2%)  $ 7,823   (12%)


                                     Maturity and Yield on Securities June 30, 1997
                                          (in thousands)

                                                   Maturing
                                      After One Year    After Five Years     After
                    Within One Year  Within Five Years  Within Ten Years   Ten Years
                    Amount    Yield   Amount    Yield   Amount    Yield   Amount Yield
U.S. Treasury and
Government Agencies $23,817  6.64%   $19,536   6.87%  $12,458    6.94% $10,511   7.33%

State and Political
Subdivisions*       $ 2,364  7.03%   $ 6,296   6.73%  $ 1,735    7.59% $   926   7.65%

All Others          $   500  6.12%   $     -      -%  $ 2,532    6.92% $     -      -%

TOTALS              $26,681  6.67%   $25,832   6.57%  $16,725    7.01% $11,437   7.36%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

Parent Company's investments are included in the table.

                 Return on Equity and Assets

Return on assets is a measurement of the firms ability to maximize asset utilization. Total assets at 6/30/97 was $333,020,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising interest rates had a significant impact on earnings in 1995. Results of operations for 1996 and second quarter of 1997 reflect continuous improvement.

The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing quality customer service. The Bank's management and employees are rewarded with incentive compensation based on various factors including the level of ROA achieved at year end. A return on assets of 2.00% is required if maximum benefits are to be realized.

Total Shareholder's equity (including Loan Loss Reserve) of
First Citizens Bancshares as of 6/30/97 was $34,161,000 compared to $27,728,000 at 06/30/96.

Percentage of Dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison when 1995 is excluded. Suppressed earnings in 1995 distorted the ratio. Number of shares outstanding continues to increase as a result of shares issued on a quarterly basis to service the Dividend Reinvestment Program. A stock repurchase program has been proven to be ineffective in creating availability of shares. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under terms of the repurchase program, the company would repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come first served basis. Second quarter, 1997 "Application was made to increase the allocation of stock to service the Dividend Reinvestment Program by 200,000 shares". An amendment to the Company's Charter by the shareholders in April, 1994 approved an increase in the number of shares authorized from 750,000 to 2,000,000.

The table below presents for First Citizens Bancshares, Inc.
certain operating ratios year-to-date as of June 30: (not annualized)

                                 1997   1996   1995    1994

Percentage of Net Income to:
Average Total Assets              .72%   .65%    .50%   .65%

Average Shareholders Equity      7.61%  7.09%   5.51%  7.06%

Percentage of Dividends Declared
Per Common Share to Net Income
Per Common Share                26.09% 24.95%  32.28% 23.81%

*Percentage of Average
 Shareholders' Equity to
 Average Total Assets          10.23%   9.87%   9.98%  9.92%

*Represents primary capital - including reserve for loan losses account

            LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities and consistently remains between 10 and 15 percent. The stability of our deposit base, sound/asset liability management, a strong capital base and quality assets support adequate liquidity. In addition, membership in the Federal Home Loan Bank avails the bank of a potential creidt line exceeding $45,000,000. During the quarter just ended borrowings from this liquidity source averaged $31,416,000
per day.    Strong loan demand and seasonal growth in
agricultural lines of credit historically places the bank in a tight liquidity position May through October. Loan to deposit ratio excluding repurchase agreements and Federal Home Loan Bank borrowings is 84.74% at 6/30/97. Deposit growth since year end was slightly over 2.5%, while loan growth exceeded 5.44 percent. Loan to asset ratio for the same period is 66.68%.

Historical liquidity analysis of second and third quarter of each year confirm an illiquid cash flow due to funding agriculture lines of credit. However, by November of each year the liquidity position improves and the bank moves from borrowing short term funds to a position of selling short term funds. Projected short term borrowings for July 1, 1997 to October 31, 1997 are expected to range from $6 - $12 million.

To address liquidity concerns the bank has the following sources available: (1) Approved lines of credit with the Federal Home Loan Bank totaling $14.5 million and correspondent banks totaling $8.5 million; (2) Loans in excess of $67 million maturing in one year or less; and (3)
Investment Securities totaling $26 million with maturity dates of one year or less. At June 30, 1997 Federal Home
Loan Borrowings totaled $10 million. Other sources of liquidity or non-core fundings is the State of Tennessee
(jumbo CDs).  The state has $20 million in CDs with First
Citizens as of 6/30/97. The average rate associated with these deposits is 5.60%. These funds are utilized to earmark specific asset needs.

Interest rate sensitivity varies with different type interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are more interest rate sensitive than long-term investment securities and fixed rate loans. The shorter term interest sensitive assets and liabilities are the key to measurement of the interest sensitivity gap. Simulations are utilized for interest rate risk management over gap statements due to the validity of the data. Gap statements do not reflect actual characteristics of the bank.

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset/Liability Management Policy provides that the net interest income exposure to Tier I Capital shall not exceed 2.00%. Interest rate risk is separated and analyzed according to the following categories of risk: (1) repricing (2) yield curve (3) option risk (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy. Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank's gap position or asset/liability management strategies. The following data schedule reflects a summary of First Citizens' interest rate risk using simulations. The projected 12 month exposure is based on 5 different rate movements (flat, rising, or declining). Three different rate scenarios were used for rising rates since First Citizens is liability sensitive.

Interest Rate Risk
(in thousands)
                                      1997        1996
Fixed Rate Loans > 5 Years           $15,724     $9,620
   $2 million of this is
  matched with FHLB

Exposure - 1997 vs 1996 -
  Actual results from prior year       $ 94 positive
Exposure - 1997 vs 1995 -
  Actual results from prior year       $155 positive

                                      Ranges     Ranges
Projected 12 month exposure,
  utilizing 5 rate scenarios
  (Pos or Neg)                     $    87   $   345
Tier I Capital                        31,374    31,374
Percent of Tier I Capital               0.28%     1.10%
Policy                                  2.00%     2.00%

                               CONDENSED GAP REPORT
                       ------------------------------------
FIRST CITIZENS NATIONAL BANK     CURRENT BALANCES
DYERSBURG, TN          -----------------------------------
                                     06/30/97
                                  (in thousands)
                         DAILY     0-1   1-2     2-3   3-6    6-12   1-2   2+
                  TOTAL FLOATING  MONTH MONTHS MONTHS MONTHS MONTHS YEARS YEARS
-------------------------------------------------------------------------------
CASH AND DUE FROM
CASH AND DUE FROM  14,026     -     -      -      -      -      -      -  14,026
MONEY MARKET          204   204     -      -      -      -      -      -       -

TOTAL CASH &
  DUE FROM         14,230   204     -      -      -      -      -      -  14,026

INVESTMENTS
US TREASURIES       8,027     -     -      -      -  1,700  1,777  1,987   2,563
US AGENCIES        44,105     -     -      -      -  3,424  3,423  4,052  33,206
VARIABLE AGENCIES  13,493     -     -  3,500    500  5,000  4,493      -       -
MUNICIPALS         11,321     -     -      -     -   1,000  1,364  1,683   7,274
CORP & OTHERS         500     -     -      -    500      -      -      -       -
EQUITIES            2,531     -     -      -      -      -      -      -   2,531

TOTAL INVESTMENTS  79,977     -     -   3,500 1,000 11,124 11,057  7,722  45,574

LOANS
COMMERCIAL FIXED   29,806     -  2,299  1,219   550  3,426  9,492  2,226  10,594
COMMERCIAL
  VARIABLE         13,777     - 13,777      -     -     -      -       -       -
REAL ESTATE-
  VARIABLE         17,877     - 16,765      -     4  1,108     -       -       -
REAL ESTATE FIXED 127,472     -  1,977  4,470 1,734 12,339 11,868 17,782  77,302
HOME EQUITY LOANS   5,052     -  4,432      -     -      -    620      -     -
SEC MORTGAGE          762     -      -      -     -      -     -       -     762
INSTALLMENT LOANS  23,348     -    545    295   296    823  1,737  4,142  15,510
INSTALLMENT VARIABLE   39     -     39      -     -      -     -       -     -
FINANCE COMPANY     1,098     -      -      -     -      -  1,098      -     -
FLOOR PLAN            445   445      -      -     -      -     -       -     -
CREDIT CARDS        1,689     -      -      -     -      -  1,689      -     -
FACTORING REC         136     -      -      -     -      -     -     136     -
OVERDRAFTS            489     -    489      -     -      -     -       -     -
NON-ACCRUAL LOANS     884     -      -      -     -      -     -       -     884
TOTAL LOANS       222,874   445 40,323  5,984 2,584 17,696 26,504 24,286 105,052
LOAN LOSS RESERVE   2,596      -     -      -      -     -     -     -     2,596

NET LOANS         220,278   445 40,323  5,984 2,584 17,696 26,504 24,286 102,456

FED FUNDS SOLD

TOTAL EARNING
  ASSETS          300,255   445 40,323  9,484 3,584 28,820 37,561 32,008 148,030

OTHER ASSETS
BUILDING, F&F
  & LAND            8,239     -     -      -      -      -      -     -    8,239
OTHER ASSETS        8,729     -     -      -      -      -      -     -    8,729

TOTAL OTHER ASSETS 16,968     -     -      -      -      -      -     -   16,968

TOTAL ASSETS      331,453   649 40,323  9,484 3,584 28,820 37,56 132,008 179,024

DEMAND DEPOSITS        26     -     -      -      -     -     -     -         26

TOTAL DEMAND           26     -     -      -      -     -     -     -         26

                               CONDENSED GAP REPORT
                       ------------------------------------
FIRST CITIZENS NATIONAL BANK     CURRENT BALANCES
DYERSBURG, TN          -----------------------------------
                                     06/30/97
                                  (in thousands)
                           DAILY     0-1    1-2    2-3   3-6    6-12   1-2   2+
                    TOTAL FLOATING MONTH MONTHS MONTHS MONTHS MONTHS YEARS YEARS
--------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS  17,234  17,234     -     -      -      -      -      -     -
NOW ACCOUNTT     25,490  25,490     -     -      -      -      -      -     -
BUSINESS CHECKING   201     201     -     -      -      -      -      -     -
IMF MMDA         12,160  12,160     -     -      -      -      -      -     -
FIRST RATE
  ACCOUNT        22,988  22,988     -     -      -      -      -      -     -
DOGWOOD CLUB      4,442   4,442     -     -      -      -      -      -     -

TOTAL SAVINGS    82,515  82,515     -     -      -      -      -      -     -

TIME DEPOSITS
CD 1-2 MONTHS     6,868       -  4,237    629  2,002      -      -      -      -
CD 3 MONTHS         898       -    435    185    230     48      -      -      -
CD 4-5 MONTHS    14,857       -    726  2,026  2,000 10,105      -      -      -
CD 6 MONTHS      22,003       -  4,341  2,690  3,191 10,644  1,137      -      -
CD 7-11 MONTHS    2,846       -    643    549    669    604    381      -      -
CD 12 MONTHS     14,511       -    513  2,047  2,118  4,295  5,366    172      -
CD 13-17 MONTHS   7,974       -     -      -     111     14  5,167  2,682      -
CD 18-23 MONTHS     742       -     -      -      47    208     70    417      -
CD 24 MONTHS      6,836       -    258     59     19    539  1,364  4,587     10
CD 25-30 MONTHS   7,682       -     17     -       6    121    913  6,521    104
CD 31-59 MONTHS  12,456       -  1,868    198    607  1,581  3,439    506  4,257
CD 31-59 MONTHS
 VARIABLE           102       -     -      12      -      -     75      -     15
CD 60 MONTHS      6,296       -    299    120    107    417    966  2,071  2,316
CD 60 MONTH VAR.  1,052       -     -      -      -   1,052      -      -      -
CD SWEET 16      25,475       -  1,805  1,962  2,042  2,330 11,322  6,014      -
CD 7 MONTHS       2,259       -    609    546    276    405    423     -       -
IRA FLOATING        183       -    183     -      -      -      -      -       -
IRA FIXED        20,347       -    581    911    663  1,751  4,241  6,414  5,786
CHRISTMAS CLUB      295       -      -     -      -      -     295     -       -

TOTAL TIME      153,682       - 16,515 11,934 14,088 34,114 35,159 29,384 12,488

TOTAL DEPOSITS  236,223  82,515 16,515 11,934 14,088 34,114 35,159 29,384 12,514

FED FUNDS
  PURCHASED       2,400       -  2,400     -      -      -      -      -       -
TT&L              1,000   1,000      -     -      -      -      -      -       -
SECURITIES SOLD-
  SWEEP          14,159  14,159      -     -      -      -      -      -       -
SECURITIES SOLD-
  FIXED           7,385       -  5,600    499    600    200     -     386    100
FHLB-SHORT TERM   3,975   3,975      -     -      -      -      -      -       -
FHLB-LIBOR INVEST.1,947       -  1,947     -      -      -      -      -       -
FHLB-LONG TERM    1,965       -      -     -      -      -      -      -   1,965
FHLB-PRIME RATE
  ADVANCE         2,497   2,497      -     -      -      -       -      -      -
NOTES PAYABLE-
  FINANCE         1,112     112      -     -      -      -   1,000      -      -

TOTAL SHORT TERM
  BORR.          36,440  21,743  9,947    499    600    200  1,000    386  2,065

OTHER LIAB.       2,147       -      -     -      -       -      -      -  2,147

TOTAL OTHER LIAB. 2,147       -      -     -      -       -      -      -  2,147

TOTAL LIAB.     274,810 104,258 26,462 12,433 14,688 34,314 36,159 29,770 16,726

CAPITAL
STOCK, SURPLUS,
 P.I.C            6,000       -      -     -      -       -      -      -  6,000
UNREALIZED GAIN
  (LOSSES)           66       -      -     -      -       -      -      -     66
UNDIVIDED
  PROFITS        23,936       -      -     -      -       -      -      - 23,936

TOTAL CAPITAL    30,002       -      -     -      -       -      -      - 30,002
TOTAL LIAB'S &
  CAPITAL       304,812 104,258 26,462 12,433 14,688 34,314 36,159 29,770 46,728

GAP (SPREAD)          - -103,609 13,861 -2,949 -11,104  -5,494   1,402   2,238  132,296
GAP % TOTAL ASSETS    -   -31.26   4.18  -0.89   -3.35   -1.66    0.42    0.68    39.91
CUMULATIVE GAP        - -103,609-89,748-92,697-103,801-109,295-107,893-105,655  -26,641
CUM GAP %
  TOTAL ASSETS        -   -31.26 -27.08 -27.97  -31.32  -32.97  -32.55 -31.88      8.04
SENSITIVITY RATIO     -     0.01   0.31   0.35    0.34    0.43    0.53   0.59      1.09

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

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk.
     Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. Approxiamtely 20% - 30% of our CD customers have maturities of 6 months or less. First Citizens will attempt to minimize interest rate risks by increasing the volume of variable rate loans within the portfolio. The bank should limit the net interest income exposure to a maximum of 2.00% of tier I capital. (Example .02 x $26,857,000 = $537,140). The bank's Asset/Liability
     Committee will try to improve nee interest income through volume increases and better pricing techniques. Long term fixed rate positions should be held to a minimum, by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ALCO will strive to keep the amount below this point. The dynamic 03/31/96 gap reports reflects an exposure of $121,000 to $338,000 if rate risk reports on a quarterly basis. (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

     Subsidiaries as well as the Parent Company will adhere to providing above average margins and reviewing the various material risks. New products and services will be reviewed for risk by the Product Development Committee.

6. FCNB would benefit from a flat rate environment. If interest rates rise rapidly, net interest income could be adversely impacted. First Citizens Liquidity could be negatively impacted should interest rates drop prompting an increase in loan demand. Adequate lines of credit are available to handle liquidity needs.

                         Capital Resources

Total shareholders' equity of First Citizens Bancshares as of June 30, 1997, was $31,565,000. Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding Loan Loss
Reserves):

                 1997    1996    1995    1994    1993
                 9.48%   8.93%   9.09%   9.14%   8.82%

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing years included in the above table. Risk-based capital ratio as of 6/30/97 was 14.82%, significantly in excess of the 8% mandated by Regulatory Authorities. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

                     Effects of Inflation

Inflation has a significant impact on the growth of total assets in the banking industry, resulting in a need to increase equity capital in order to maintain an appropriate equity to asset ratio. While the current inflationary environment appears stable, efforts to monitor the situation for any indication of change will be ongoing.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended
6/30/97.

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 First Citizens Bancshares, Inc.
                                          (Registrant)



Date:  August 12, 1997          /s/Katie Winchester
                                 Katie Winchester, President & CEO



Date:  August 12, 1997          /s/Jeff Agee
                                Jeff Agee, Senior Vice President &
                                Chief Financial Officer
                                First Citizens National Bank
                                (Principal Subsidiary)