Form 10-Q/A
period 1996-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1997-11-13
CIK 719264

AMENDMENT

I am filing this amendment to include the Financial Data Schedule with our 10-Q for September 30, 1997.




                            SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  First Citizens Bancshares, Inc.
                                              (Registrant)



Date: November 13, 1997             /s/Stallings Lipford
                                    Stallings Lipford,
                                    Chairman


Date: November 13, 1997              /s/Jeff Agee
                                     Jeff Agee,
                                     Senior Vice President &
                                     Chief Financial Officer
                                     First Citizens National Bank
                                     Principal Subsidiary)