Form 10-Q
period 1997-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1997-11-13
CIK 719264

[DESCRIPTION]           LIVE FORM 10-Q FOR SUBMISSION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1997     Commission File Number 2-83542

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

Of the registrant's only class of common stock ($1.00 par value) there were 747,655 (net of treasury) shares outstanding as of September 30, 1997.

                 PART I - FINANCIAL INFORMATION

                 ITEM 1 - FINANCIAL STATEMENTS

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                          (Stated in thousands)

                                           September 30,   December 31,
                                                1997           1996
                                             (Unaudited)      (Note)
                               ASSETS
Cash and due from banks                        $ 14,605        $ 12,507
Federal funds sold                                    0           1,000
Investment securities -
  Trading Investments-Stated at Market                0               0
  Held to maturity-amortized cost-fair
  Value of $27,209,000 at September 30,
  1997 and $28,097,000 at December 31,
  1996.                                          27,204          28,059
Available for Sale-Stated at Market              46,606          47,688
Loans - (Excluding unearned income of
      $1,587,000 at September 30, 1997
      and $1,521,000 at December 31, 1996)      234,627         211,389
Less:  Allowance for loan losses                  2,788           2,282
       Net Loans                                231,839         209,107
Premises and equipment                            8,140           8,135
Other assets                                      9,823           6,575
    TOTAL ASSETS                               $338,217        $313,071

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $257,342        $256,414
Securities sold under
 agreement to repurchase                         23,369          21,225
Federal funds purchased
 and other short term borrowing                  12,025               0
Long-term debt - Note 3                           9,360           2,997
Other liabilities                                 3,415           2,832

    Total Liabilities                           305,511         283,468

Contingent Liabilities

Stockholders' Equity
     Common stock, $1 par value -
        2,000,000 authorized; 747,814
        issued and outstanding at
        September 30, 1997; 741,516
        issued and outstanding at
        December 31, 1996                           748             741
     Surplus                                     10,465          10,097
     Retained earnings                           21,261          18,679
     Net Unrealized Gains(Losses) on
    available for Sale                            239              95
     Total Common Stock and Retained
      Earnings                                   32,713          29,612
     Less-159 Treasury Shares, at Cost
       at September 30, 1997 and 40
     Shares at cost at December 31, 1996           (7)             (9)
    Total Stockholders' Equity                   32,706          29,603
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $338,217        $313,071

NOTE: The balance sheet at December 31, 1996, has been taken from the audited financial statements at that date and condensed.

       The accompanying notes are an integral part of these financial statements.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)


                                Three Months Ended        Nine Months Ended
                                   September 30             September 30
                                1997         1996         1997        1996


     Interest Income
Interest and fees on loans     $ 5,605     $ 5,189       $15,797     $14,705
Interest on investment
  securities:
Taxable                          1,142       1,124         3,543       3,331
Tax-exempt                         119         124           370         374
Other interest income               11          16            84          64
Lease financing income               0           0             0           1
     Total Interest Income       6,877       6,453        19,794      18,475

     Interest Expense
Interest on deposits             2,775       2,679         8,217       7,860
Other interest expense             538         424         1,246       1,053
      Total Interest Expense     3,313       3,103         9,463       8,913

Net Interest Income              3,564       3,350        10,331       9,562
Provision for loan losses          180         163           541         402

Net interest income after
   provision                     3,384       3,187         9,790       9,160

     Other Income
Securities gains (losses)           48          13            67         192
Other income                       864         741         2,732       2,298
     Total Other Income            912         754         2,799       2,490

Other expenses                   2,500       2,334         7,269       7,069

Net income before
 income taxes                    1,796       1,607         5,320       4,581
Provision for income
 taxes                             631         565         1,828       1,595

Net income                       1,165       1,042         3,492       2,986


Earnings per share            $   1.57    $   1.42      $   4.69      $ 4.06

Weighted average number of
  shares outstanding           743,934     735,344       743,934     735,344


The accompanying notes are an integral part of these financial statements.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                              (STATED IN THOUSANDS)




                                          Nine Months Ended September 30
                                          1997          1996       1995

    Operating Activities

Net cash provided by
  operating activities                   $ 4,118      $ 3,224     $2,043

    Investing Activities

Proceeds of maturities of held to
  maturity securities                     10,468        4,405     12,968
Purchase of held to maturity
  investments                             (9,600)      (1,500)   (13,000)
Proceeds from maturities of available
 for sale securities                      14,478        3,876        812
Proceeds from sales of available for
  sale securities                          1,954        8,600      1,206
Purchase of available for sale
 securities                              (15,110)     (17,125)    (4,603)
Increase in Loans-Net                    (23,273)     (23,742)   (23,454)
Purchases of premises and equipment         (719)        (245)    (1,119)

   Net cash provided
      by investing activities            (21,802)     (25,731)   (27,190)

    Financing Activities
Net increase (decrease) in demand
  and savings accounts                       384        4,754     (3,335)
Increase (decrease) in time accounts         544       10,493     23,930
Increase (decrease) in long-term debt      6,363         (637)     2,571
Treasury stock transactions                    2           (4)         0
Proceeds from sale of common stock           375          233        650
Cash dividends paid                         (911)        (728)      (665)
Net increase (decrease) in short
  term borrowings                         12,025        6,476        739

Net cash provided (used) by
      financing activities                18,782       20,587     23,870

Increase (decrease) in cash and cash
  equivalents                             (1,098)      (1,920)    (1,277)

Cash and cash equivalents at
  beginning of year                       13,507       13,544     12,684

Cash and cash equivalents,
  end of year                             14,605       11,624     11,407


Cash payments made for interest and income taxes during the years presented are as follows:

                                      1997     1996     1995
   Interest                        $9,682   $9,065   $7,706
   Income Taxes                    $1,763   $1,329   $1,141

The accompanying notes are an integral part of these financial statements.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               (Stated in Thousands)
                               September 30, 1997


Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the nine month periods ended September 30, 1997, 1996, and 1995, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On
September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Short-Term Borrowings

                                               9/30/97         9/30/96

Amount Outstanding-End of Period               $35,394          $26,221
Weighted Average Rate of Outstanding             5.01%            4.40%
Maximum Amount of Borrowings at Month End       35,394           32,902
Average Amounts Outstanding for Period          34,355           30,255
Weighted Average Rate of Average Amounts         4.64%            4.75%


Note 4 - Long-Term Debt

The long term debt is comprised of Federal Home Loan Bank Borrowings and our newly organized finance company debt. The finance company debt is classified as long term debt due to our intent to renew. The average life is as presented and the FHLB funds are matched with loans and securities.

                                    Average     Average     Average
                                     Volume      Rate       Maturity

FHLB Borrowings-Loans               $1,999        5.86%     10 Years
FHLB Borrowings-Libor                2,080        5.75%      7 Years
FHLB Borrowings-Prime                2,110        5.77%      2 Years
Finance Company Debt                 1,000        6.50%    1.5 Years

Note 5 - Statement of Cash Flows

                                   September   September   September
                                      1997       1996          1995
Actual payments made
  during the periods:
    Interest                         $9,682     $9,065         $7,706
    Income taxes                     $1,763     $1,329         $1,141

Note 6 - Contingent Liabilities

There are no pending litigations as of the current reportable date that would result in a liability.

Note 7 - Investment Securities

The differences between book values of investment securities and market values at September 30, 1997 and December 31, 1996, total $403 and $38 respectively. FASB 115 states that a bank has to classify securities
into Held to Maturity, Available for Sale, and Trading.   First Citizens
has $0 in the Trading Account. The Available for Sale Securities values are adjusted to market each quarter and the adjustments flow to the Capital section (Net of Tax). The Held to Maturity securities are stated at amortized cost. The available for sale securities reflects a $398 increase for the ending period of September 1997 and, net of tax, $239 flowed to capital. These movements fluctuate with the bond market.

First Citizens has not engaged in derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reporting periods.

Note 8 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc., and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards established by the regulators. Tier 1 Ratio and Tier 2 Ratio are 13.56% and 14.73% respectively.

Note 9 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax account reflects an asset totaling $152. The timing differences mainly consist of reserve for loan loss timing differences.

Note 10 - Reserve for Loan Losses

FASB 114 and 118 was implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance                $632
Amount of Recorded Balance with a Related Allowance       165
Amount of Recorded Balance with a No Related Allowance    467

Interest income recognized on impaired loans will be recognized on a cash basis. Cash receipts will be applied as cost recovery first or principal recovery first. This is consistent with OCC Regulations.


First Citizens will continue to ensure the overall reserve is adequate over and above the allocation for impaired loans.

Note 11 - Asset Impairment

The financial standards board issued statement 121 addressing the accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and the good-will related to those assets. The statement, which is effective for calendar year 1997 financial statements, also addresses accounting for long lived assets and certain identifiable assets to be disposed.


The statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

As of the reportable date, there are no FASB 121 adjustments.

Note 12 - The following FASB issuances will be implemented in the near future, but will not have a material impact on the financials of First Citizens Bancshares:

FASB 125-Transfers and servicing of Financial Assets and Liabilities FASB 128-Earnings Per Share
FASB 130-Comprehensive Income
FASB 131-Disclosures about Segments

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending September 30, 1996. Reference should be made to the Financial Statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares, Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

Net earnings for the third quarter of 1997 were $1,165,000 or $1.57 per common share compared to net earnings for the same period a year ago of $1,042,000 or $1.42 per common share. For the first nine months of 1997, net earnings were $3,492,000 compared to $2,986,000 for the same time period in 1996. Year to date return on average assets and average common equity were 1.43% and 14.94% respectively. This compares to 1.31% return on assets and 14.25% return on equity for the same time period in 1996. Strong loan portfolio growth since year end resulted in an increase in net interest income in excess of 8 percent. Improved profitability in both mortgage lending and the brokerage subsidiary, First Citizens Financial Plus support the year to date increase in overall net income. Non-interest income for the third quarter was $912,000 up 20 percent from third quarter of 1996. Non-interest expense for the quarter was up 7.1%. Year to date non-interest income was up 12.4% while the increase in non-interest expense was 2.8 percent.

The balance sheet as of September 30, 1997 reflected total assets of $338,217,000, total loans of $234,627,000 and total shareholders equity of $32,706,000. This represents growth since 12/31/96 of 8 percent in assets, 11 percent in loans and 10.5 percent in shareholder equity.

Non-performing assets as of September 30, 1997 were $817,759 or .35% of total loans and foreclosed property. For the same period in 1996, non-performing assets were $1,694,614 or .78% of loans and foreclosed properties. As evidenced by these numbers, portfolio quality remains high. In spite of this, the provision for loan losses increased from $163,000 during third quarter 1996 to $180,000 the same quarter in 1997 in support of $12 million in loan growth during the three months ending 9/30/97.

Efforts to expand the income beyond net interest margins continue. The finance company opened first quarter of 1997 is now reflecting growth and profitability. Management is presently in negotiations with White and Associates Insurance which will result in a 50/50 partnership of their Dyersburg Agency to be operated out of First Citizens Newbern Branch pending regulatory approval.

The potential for growth in assets remains high. In July, 1997 First Citizens announced its intent to purchase the Bank of Troy, Troy,
Tennessee, total assets $57 million (as of June 30, 1997).   The due
diligence review is currently underway. Pending regulatory approval, the purchase should be accomplished early in the first quarter of 1998. Purchase of the Bank of Troy will provide for market share expansion in Obion County, northeast of Dyersburg, Dyer County. On completion of the acquisition, First Citizens plans to continue operating the Bank of Troy as a separate bank under its current name and charter with independent Board of Directors. However, as soon as practical it is management's intent to bring Troy in as a branch but to retain the Bank of Troy name in its community.

Liquidity ratio (net liquid assets as a percent of net liabilities) at 9/30/97 was 10.90% including approved lines of credit. Maintaining sufficient liquidity is accomplished through utilization of credit lines with the Federal Home Loan Bank in addition to traditional Fed Fund lines with correspondent banks. Competition for deposits with non-bank entities has permanently changed the source of funding for most if not all banks. Deposit to loan ratio at quarter end was 91.17 percent. Available for Sale investments are considered another viable source to meet current liquidity needs. Available for Sale Investments as a percent of volatile liabilities was 49.62% at quarter end. Cost of funds at 9/30/97 was 4.39% up slightly from 4.35% at 6/30/97.

First Citizens' strategic plan calls for future efforts to focus on controlled growth, efficiency and diversification of operations and products. The bank's mission statement sets the stage for First Citizens to become the leading community bank in the state of Tennessee in terms of asset growth and profitability. Key business objectives call for a Return on Assets of 2 percent on assets totaling $500,000,000 or more by the year 2002. Net income will be in excess of $10,000,000 to reach a return on assets of 2 percent. Other business strategies in place to accomplish strategic plan goals are as follows:

(1)To remain an independent community bank serving the needs of individuals, small businesses, corporations and agriculture customers;
(2) To maximize the value of First Citizens to its shareholders by providing the highest level of customer service and the widest selection of products and services; (3) To attract and retain high quality personnel; (4) To continuously evaluate and invest in a product and service distribution system that will provide our customers with personal access as well as electronic delivery of products and services;
(5) To establish and implement a quality sales and amazing service program over the next 3 years that focuses on relationship strategies;
(6) To continue to focus on non-interest income streams as a method of achieving financial goals; and (7) To build the ground work for a high performing institution through continuing education and career development of employees.

Another strategic action to improve operating efficiency and customer service is the bank's Technology Strategic Plan. Action goals set in the Technology Plan include the following: (1) Installation of Document Imaging; (2) Installation of a Marketing CIF System to identify opportunities which exist in the current and potential customer base;
(3) Maintaining the IBM AS/400 as the bank's primary technology infrastructure with a wide area network as a secondary communication structure; (4) Evaluation of the market, selection, and implementation of Home Banking and Corporate Cash Management. In response to these goals, a document imaging system was installed in 1997 and backfile conversion of loan documents, currently in process, is expected to be completed by year end 1997. Additional plans include imaging of all documents that must be archived and frequently accessed by bank personnel. The Marketing CIF is producing desired results in identification of products that meet customer specifications in certain market segments as well as a support system for the Quality Sales and Amazing Service program. The first phase of Quality Sales and Amazing Service program was introduced the first quarter of 1997. Product and service as well as customer referral training was initiated as standard ongoing training programs in 1997. The 1997 training plan also includes other critical components of a quality sales program such as supervisor training in time management, coaching skills, and team management. Time management training is scheduled for November, 1997. Home banking market surveys indicated a demand for telephone and Personal Computer home banking products. First Citizens currently offers touchtone banking service at no cost to the customer. Research conducted in 1997 resulted in a two year plan for the selection of an Internet based homebanking product. Strategic plan calls for a decision by mid 1998 in the selection of a homebanking vendor partnership; testing through employee and customer support groups by year end 1998; and full implementation of Internet banking by year end 1999. Another phase of the Internet Banking project is full awareness and addressing of public concerns for Internet based banking transactions.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens' liquidity, capital resources or results of operations. There currently exist no recommendation by regulatory authorities which if implemented, would have such an effect. There are no matters which have not been disclosed. Interstate Banking/Branching became a reality through legislation passed in 1994. The act permitted full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. and First Citizens National Bank have experienced no change in market share as a result of interstate banking. First Citizens is located in a highly competitive market, competing for deposit dollars and earning assets with three other banks, two of which are branches of large regional competitors. First Tennessee and Union Planters National Bank are two of the largest financial institutions in the state. While First Citizens has historically maintained in excess of 50 percent of local market share, statistics reflect a gain of approximately 1.5 percent over the past five years by both First Citizens and First Tennessee. This is reflective of increased competition brought about by the location of two branch banks into the market place, both of which were subsequently acquired by Union Planters National Bank. Interstate banking could possible bring about the location of large out of state banks to the area. However, as of 9/30/97 no other large regional or out of state bank has expressed an open interest to locate in the Dyer County/West Tennessee market. If another large financial institution located in the bank's market area, then First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers.

The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitor, managed by a corporate team unfamiliar with the local market.

First Citizens designated market area is constantly expanding with the purchase of the Ripley, Tennessee branch (Lauderdale County) and the Bank of Troy located in Troy, Tennessee (Obion County). Demographic studies indicate the population in Dyer, Lauderdale and Obion County at the end of 1996 was 36,193, 23,972, and 32,053 respectively. Projected population growth by the year 2000 is expected to rise to 42,500, 22,475, and 30,657. The median household income in Dyer County is approximately $26,562 slightly above the median household income level for the State of Tennessee. Employment consists of 44.85% in manufacturing and construction, 24.19% personal, professional and small business, 19.13% trade, wholesale and retail, 4.34% transport/ communication, 3.93% public administration, and 3.57% agriculture, forest and fishing. Blue collar occupations employ approximately 8,226, while other white collar occupations employ approximately 4,672. Executive and other professional occupations employ approximately 3,200. First Citizens marketing strategy is to offer financial products and services designed to meet the needs of the market place. A demographic study indicated that First Citizens market was primarily in the 38 age group and above. More convenient products and services that appeal to the Generation X market are included in the bank's technology and marketing five year strategic plan.

The following table compares year to date non-interest income and expense of First Citizens as of September 30, 1997, 1996 and 1995:

                            Non-Interest Income

                               (in thousands)

                           Sept. 30          Sept. 30           Sept. 30
                            1997  % of Change 1996  % of Change   1995
Service Charges on
 Deposit Accounts          $1,239    18.12%  $1,049    10.89%  $  946

Trust Income               $  554     4.34%  $  531    14.44%  $  464

Other Income               $1,006    10.55%  $  910    38.51%  $  657

TOTAL NON-INTEREST INCOME  $2,799    12.41%  $2,490    20.47%  $2,067

Total non-interest income is up 12.41% and 20.47% when comparing September, 1997 to June 1996 and September, 1995. The increase reflects managements commitment to diversifying the income stream as well as a focus on fee income. Results of these efforts are evident when reviewing financial results in the areas of brokerage, overdraft fees, and insurance commissions. In October, 1996 the Board approved reallocating assets of approximately $3 million to purchase permanent life insurance for officers having the rank of Vice President and up. This program allows the bank to increase the retention rate of key officers while continuing to earn income on the reallocated assets. In the event of death of the insured officer, the Bank's original investment plus accrued interest will be repaid, as well as a death benefit paid to designated beneficiaries. The plan is in effect at 800+ banks and is in full compliance with regulatory parameters as defined by the Office of the Comptroller of the Currency. Income received 3rd quarter from the life insurance investment was $148,000. Third quarter other income included a one time fee of $40,000 collected for the origination of a letter of credit.

The 29 percent increase in non-interest income in 1996 was the result of a refund of $70,705 from bankruptcy trustees of Southeast Fort Worth Ltd. The refund partially reimbursed the bank for payments made to trust customers in December, 1989. Customers were reimbursed by the bank for investments made in Southeast Fort Worth, Ltd. At the time Southeast filed bankruptcy, with the understanding that any settlement received from this company would first be utilized to restore these funds to the bank. Also in April, 1995 the overdraft fee for per item paid on an overdrawn deposit account was increased from $17.50 to $20.00 and the daily overdraft charge of $3.00 for each day the account is overdrawn after a 5 day grace period was raised to $5.00 per day. In the first quarter of 1997 the overdraft fee per item on an overdrawn deposit account increased from $20.00 to $22.00.

                                    Non-Interest Expense
                                       (in thousands)

                          Sept. 30            Sept. 30          Sept. 30
                            1997  % of Change   1996  % of Change  1995

Salaries & Employee
 Benefits                  $3,999     5.30%    $3,798     4.26%   $3,643
  Net Occupancy Expense    $1,419     (.36%)   $1,424    34.60%   $1,058
Other Operating Expense    $1,851      .22%    $1,847   (13.09%)  $2,125

TOTAL NON-INTEREST EXPENSE $7,269     2.83%    $7,069     3.56%   $6,826

   Total non-interest expense reflects a marginal 2.83 percent increase when comparing 9/30/97 to 9/30/96. A comparison of non-interest expense for 9/30/96 and 9/30/95 reflects a modest 3.56 percent increase. Salaries and employee benefits increased 5.30% in 1997 reflecting increased salaries as well as additions to staff. Full-time equivalent employees at 9/30/97 was 154 compared to 147 at 9/30/96. The increase is due to the employment of (1) three employees for Delta Finance Company, a bank owned subsidiary opened first quarter 1996. (2) two employees to establish a bank marketing department; (3) one loan officer placed at the Mid-town branch to provide loan services; and (4) five temporary staff members employed as relief staff during vacations and peak time periods. Full-time equivalent employees compared to high performing peer banks reflects the banks efforts to bring FTE more in line with peer ratios. However, when comparing the FTE ratio it must be noted that First Citizens employs approximately 16.5 employees to support non-traditional bank services. These services include Trust Department 10 employees, Mortgage Lending 3.5 employees; and Brokerage Service 3 employees. Full time equivalent per one million in assets at 9/30/97 was 2.16 compared to 2.31 for peer banks. Net occupancy expense registered a .36 percent decrease due to full depreciation of various hardware and software purchased in the conversion process from the Altell Mainframe division to the Community Bank AS/400 division. However, future strategic goals calls for increased investment in Technology which will result in increased computer expense and related
depreciation to those investments.   Management's goal is to automate
manual processes through technology and at the same time meet the
technological needs of our customer base.    Net occupancy expense is
projected to increase as technology is installed to accomplish this goal. These costs will be offset in part by the reallocation of employees to fee income producing positions. Other Operating expense increased .22 percent, reflecting efforts to control inventory, professional services and other expense related categories.

                                Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending September 30 for the years indicated:

                         COMPOSITION OF DEPOSITS
                              (in thousands)

                       1997              1996              1995
                Average   Average Average   Average Average    Average
                Balance    Rate   Balance    Rate   Balance     Rate

Non-Interest
Bearing Demand
Deposits        $ 28,055     -   $ 26,180     -     $ 25,063     -

Savings
Deposits        $ 79,419   3.42% $ 73,121   3.24%   $ 64,920    3.08%

Time Deposits   $150,248   5.58% $148,519   5.62%   $140,396    6.07%

TOTAL DEPOSITS  $257,722   4.26% $247,820   4.32%   $230,379    4.57%

Deposit growth continues to represent a challenge for First Citizens National Bank. The Company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. According to a market share analysis, Bancshares holds approximately 51 percent or more (excluding overnight and fixed term repurchase agreements) of the banks deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (23% of total county deposits), Security Bank (14%) and Union Planters 11%. First Citizens also competes with Dyersburg City Employees Credit Union, seven or more finance companies, 2 brokerage firms, and other types of financial service providers. Competitor marketing programs are aggressive in seeking new deposits with advertising programs that offer rates on certificate of deposits that are often 50 basis points higher than rates paid in the market place. Average rates paid on deposits of 4.26 percent (up from 4.24% paid at last quarter end) continues to reflect sound asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit strategy adopted in 1996 encourages the purchase of jumbo CD's (i.e. State of Tennessee) as opposed to increasing funding costs, by participating in rate wars to secure local retail deposits. Total deposits consisted of approximately $20 million in the State of Tennessee funds at quarter end.

The implementation of a Quality Sales, Amazing Service program is also expected to increase deposits as well as provide for the cross selling of additional products to form a total customer relationship profile. An active business development program is in place to generate new business and provide support for existing customers.

Total deposit growth was approximately $10 million and $27 million when comparing 1997 to 1996 & 1995. A review of 1996 total deposits reflects the purchase of $8 million in deposits in the Ripley Branch acquisition. Other deposit growth was centered in savings and time deposits. Non-Interest Bearing Demand deposits has remained relatively flat since
1995. Sweep account funds totaling $14,350,000 are not included in the average balance for non-interest bearing demand deposits. The sweep total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $30 million. Repurchase Agreement "Sweep" is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on funds to clear large denomination checks as presented for payment. There were no significant changes to products or services during the third quarter. However two new IRA products, the Roth IRA and Simple IRA are currently in development stages to be introduced in 1998.

Management is continuously monitoring and enhancing the bank's product and service line in order to retain existing customers and to attract new customer relationships. Among new products on the market in 1997 was the "Visa Check Card" and the "Nest Egg Certificate of Deposit".
The Visa Check Card is an electronic check that allows our customers another convenient method of accessing their checking account funds without writing a check. In September and October of 1997 approximately 8,000 Visa Check Cards were issued to existing customers. The Nest Egg Certificate of Deposit was introduced as a college savings fund for parents which allows for a low opening balance and unlimited ongoing deposits. Imaged deposit accounts statements continue to be a success with 99.9 percent acceptance.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First Citizens on September 30, 1997. The overall total increased in excess of $7 million when comparing to September, 1996.

              Maturity Distribution of Time Deposits
      In Amounts of $100,000 Or More As Of September 30, 1997

                        (in thousands)

               Maturity                      Total Amount

           3 months or less                    $20,481
           3 through 12 months                 $19,529
           1 year through 3 years              $ 5,663
           over 3 years                        $   300

                                   Total       $45,973

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earning assets and average costs on interest bearing liabilities. The average yield on interest earning assets reflects a decrease when reviewing information presented in the table. Interest earning assets as of 9/30/97 totaled $308,068,000 at an average rate of 8.98% compared to $288,965,000 at an average rate of 9.02% and $257,317,000 at an average rate of 9.07% at 9/30/96 and 9/30/95 respectively. The reduction in average rate when comparing the three years reflects strong competition in the market for new loan business as well as a declining rate declining rate environment. Market demographics and competition are discussed in the MD&A and deposit section of this report. Interest bearing liabilities for the same time periods were $271,724,000 average rate 4.88%, $256,530,000 average rate 4.84%, and $229,914,999 at 5.13%. Net yield on average earning assets
was 4.68%, 4.72%, and 4.47% at 9/30/97, 9/30/96 and 9/30/95.   The net
yield reflects management efforts to control interest margins in accordance with financial goals as well as a downward movement in interest rates beginning in mid 1996 and continuing into 1997.
Maintaining interest rate margins achieved in prior years continues to be a significant challenge. The low interest rates environment in 1996-97 coupled with customer awareness of the economic benefit in shopping for the lowest rate charged on loans and the highest return paid on deposits has resulted in creative loan products designed to meet competitive conditions. First Citizens currently offers a low rate on 6 month construction loans with a commitment for long term financing at current market rates for permanent financing. Other rates on loans are set by policy and determined according to financial strength of the borrower and total relationship with the bank. Rates on deposits are set according to current economic and market conditions as well as availability of other sources of funds. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability polices are in place to protect the company from material negative impact of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                                   First Citizens National Bank
                                    Quarter Ending September 30
                      Monthly Average Balances and Annualized Interest Rates
                                          (in thousands)
                           1997                      1996                      1995
                  Average         Average  Average           Average Average         Average
                  Balance Interest Rate    Balance  Interest  Rate   Balance Interest Rate
ASSETS
INTEREST EARNING
  ASSETS:
 Loans (123)
  & Leases         $231,262 $5,605 9.70%  $212,718  $5,184 9.75%  $187,478  $4,646  9.91%
Investment
 Securities:
  Taxable          $ 66,072 $1,125 6.81%  $ 65,323  $1,116 6.84%  $ 57,272  $  951  6.64%
Tax Exempt (4)     $ 10,477 $  180 6.88%  $ 10,759  $  207 7.70%  $ 10,383  $  198  7.63%
Interest Earning
 Deposits          $    230 $    3 5.22%  $    146  $   2  5.48%  $    146  $    2  5.47%
Federal Funds
Sold & Securities
 Purchased Under
 an Agreement
 to Resell         $     27 $    1 5.22%  $     19  $   1 21.06%  $  2,038  $   32  6.28%
Total Interest
 Earning Assets    $308,068 $6,914 8.98%  $288,965  $6,510 9.02%  $257,317  $5,829  9.07%
NON-INTEREST
 EARNING ASSETS:
Cash and Due
 From Banks        $  9,782 $    -    -   $ 10,415  $    -   -    $  9,048  $    -     -
Bank Premises &
 Equipment         $  8,228 $    -    -   $  8,421  $    -   -    $  8,840  $    -     -
Other Assets       $  6,339 $    -    -   $  2,715  $    -   -    $  5,338  $    -     -
Total Assets       $332,417 $    -    -   $310,516  $    -   -    $280,543  $   -      -
  LIABILITIES AND
  SHAREHOLDERS'
     EQUITY:
INTEREST BEARING
LIABILITIES:
Savings Deposits   $ 79,419 $  679 3.42%   $ 73,121 $  592  3.24% $ 64,920  $  501  3.08%
Time Deposits      $150,248 $2,096 5.58%   $148,519 $2,085  5.62% $140,396  $2,134  6.07%
Federal Funds
 Purchased and
 Other Interest
 Bearing
 Liabilities       $ 42,057 $  538 5.12%   $ 34,890 $  426  4.89% $ 24,598  $  315  5.12%
  Total Interest
   Bearing
   Liabilities     $271,724 $3,313 4.88%   $256,530 $3,103  4.84% $229,914  $2,950  5.13%
 NON-INTEREST
   BEARING
 LIABILITIES:
 Demand Deposits   $ 28,036 $   -      -   $ 26,180 $   -      -  $ 25,063  $   -      -
 Other Liabilities $  2,070 $   -      -   $  1,807 $   -      -  $  2,116  $   -      -
 Total Liabilities $301,830 $   -      -   $284,517 $   -      -  $257,093  $   -      -
 SHAREHOLDERS'
   EQUITY          $ 30,587 $   -      -   $ 25,999 $   -      -  $ 23,450  $   -      -
 TOTAL LIABILITIES
  AND SHAREHOLDERS'
 EQUITY            $332,417 $   -      -   $310,516 $   -      -  $280,543  $   -      -
NET INTEREST
    INCOME         $      - $3,601     -   $     -  $ 3,407    -  $      -  $ 2,873    -
NET YIELD ON
 AVERAGE EARNING
 ASSETS            $      - $   -   4.68%  $     -  $   -   4.72% $      -  $   -    4.47%
(ANNUALIZED)


(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)  Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                  COMPOSITION OF LOANS

The bank's loan portfolio has experienced exceptional loan growth as reflected in the Composition of Loans table. Total loans increased $19 million or 8.85% when comparing September 30, 1997 to September 30, 1996. The largest percentage of growth is centered in Real Estate Mortgage and Construction loans. Mortgage loans have increased approximately $15 million or 12 percent, while construction loans increased approximately $6 million or 35 percent. A marketing strategy, set second quarter of 1997, provided for a low rate construction contract (currently 8.5%) coupled with the customers commitment for First Citizens to provide long term financing. The program has been successful as reflected in construction and mortgage loan growth percentages. The upward trend in real estate growth is also contributed to substantial growth in both population and number of households recorded in Dyer County over the past decade. Housing starts in Dyer County for 1996 were 158. Commercial, financial and agriculture loan category has posted a decline in third quarter since 1994.
Agricultural loan volume continues to be a viable source of loan growth
with the largest annual outstanding balance posted at 9/30/97.   The
agriculture economy has experienced a reduction in yield due to a wetter than usual spring causing delays of more than 30 days in planting of soybeans. Soybeans is the largest agriculture production crop in Dyer
County.   Management projects no significant effect to credit quality due to these conditions. Commercial businesses (mostly manufacturing) located in the area consists primarily of large out of state companies with their primary banking institution located in the state of their corporate headquarters. These commercial businesses often use First Citizens to meet local banking needs with capital needs financed by the primary bank. A decision was made in 1995 to tighten standards on account receivable loans and other types of commercial lending that involved a higher risk rating factor. Financial loans in the portfolio consist primarily of participations purchased from other financial institutions. The purchase of quality participation loans has presented more of a challenge in 1997 than in past years.

First Citizens is located in the Dyersburg/Dyer County trade area with a branch facility located in Ripley/Lauderdale trade area. The Dyer County area has a population of approximately 35,000 with a projected growth rate in excess of 42,000 by the year of 2000. The entire trade area has outpaced both the state and the nation in per capita personal income growth since the early 1980's. The State of Tennessee projects that per capita income in the area will be greater than the national average by the year 2000. A diversified mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of manufacturing and construction 44.85%, personal professional and business 24.19% and Trade, wholesale and retail 19.13%. Dyer County unemployment rate for September, 1997 was 5.10% up from July rate of 5.8%. The unemployment rate at 6/30/97 was 5.10%. Expansion of two local manufacturing firms in 1997-98 will add jobs for people in Dyer County for the next year. An article published in the Memphis Business Journal (September, 1997 edition) referred to Dyer County leadership as extremely aggressive in the development of business, highway systems, and other viable economic indicators that effect Dyer County and the surrounding areas. Retailers report that sales are gaining strength. Local economic conditions are stable and represent no immediate threat to the loan portfolio. Loans for agriculture purpose are considered to be a quality asset. The Dyer County economy is posed for continuing long term growth. In summary a good business climate coupled with innovative experienced leadership set the stage for a growing, thriving economy for Dyer County and West Tennessee.

The provision for loan losses increased in proportion to loan growth as required by loan policy. Problem loans at 9/30/97 were $2,708,000 compared to $3,485,000 at 9/30/96 reflecting a 22.30 percent decrease. Non-performing assets for the same time periods were $817,000 compared to $1,694 representing a 51.77% decrease. Total non-performing at 9/30/97 was .35% of the total loan portfolio compared to peer group at 6/30/97 at .76 percent. Past due loans continue to decline with 90 days or more ending September 30 at $303,000. Problem loans declined due to the workout and repayment status of the Bennett Funding debt during the last quarter. Bennett Funding has been discussed in previous 10Q reports as in being bankruptcy with no additional financial loss projected for First Citizens. Total loans graded by Internal Loan Review within the last twelve months comprise $121,674,544 or 59.24 percent of the loan portfolio.

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

The average yield on loans of First Citizens National Bank for the third quarter of the years indicated is as follows:

     1997 -  9.70%
     1996 -  9.75%
     1995 -  9.91%
     1994 -  9.22%
     1993 -  9.58%


The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $34,488,000 as of 9/30/97.

The following table sets forth loan totals net of unearned income by category for the past five years:

                                  September 30 (in thousands)
                          1997      1996      1995     1994    1993
Real Estate Loans:
 Construction           $ 22,710   $ 16,712 $ 12,330  $  9,748 $  7,642
 Mortgage               $138,494   $123,612 $105,640  $ 94,501 $ 84,540
Commercial, Financial
 and Agricultural Loans $ 45,592   $ 49,822 $ 50,212  $ 47,382 $ 37,339
Installment Loans to
 Individuals            $ 25,636   $ 23,290 $ 21,564  $ 17,868 $ 15,545
Other Loans             $  2,195   $  2,107 $  2,424  $  3,986 $  5,642

TOTAL LOANS             $234,627   $215,543 $192,170  $173,485 $150,708


       Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $100,344,000 or 43% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is up from 42.60% at 9/30/96 reflecting efforts of the customer base to lock in lower interest rates. Maturities in the one to five year category total $130,113,000, reflecting a slight increase when compared to $124,102,000 at 9/30/96. The trend exhibited by consumers in recent years to lock in interest rates is projected to continue.

                                         Due after
                          Due in one     one year but         Due after
                          year or less   within five years    five years
                                         (in thousands)

Real Estate                 $45,909         $ 91,755           $23,540
Commercial, Financial
 and Agricultural           $27,534         $ 16,639           $ 1,419
All Other Loans             $ 5,966         $ 21,719           $   146

TOTAL                       $79,409         $130,113           $25,105

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $134,283
Interest Rates are Floating or Adjustable             $ 20,935



                        NON-PERFORMING ASSETS

Non-performing assets as of 9/30/97 were approximately $800,000 or .35% of the total portfolio. Non-performing loans were up second quarter of 1997 due to the addition of one credit totaling more than $700,000. Bennett Funding declared bankruptcy and was in the process of collection until the third quarter, 1997 when an repayment agreement was reached. Non-performing loans continue to be at a manageable level and are below peer group ratio of .76 percent.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the nine months ending 9/30/97 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $37,000. Interest income on loans reported as ninety days past due and on interest accrual status was $21,000 for year-to-date 1997. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loans as of September 30, 1997 are 0.

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

The following table sets forth the balance of non-accrual loans as of September 30, for the years indicated:

                           Non Performing Loans
                               September 30
                              (in thousands)

                                      90 Days Past Due
    Year     Non-Accrual              Accruing Interest     Total

   9/30/97      $  514                    $  290           $  807
   9/30/96      $1,523                    $  171           $1,694
   9/30/95      $  893                    $  315           $1,208
   9/30/94      $  816                    $  150           $  966
   9/30/93      $1,399                    $  545           $1,944

                          Loan Loss Experience and
                          Reserves for Loan Losses

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $24,000; (2) recovery of loans previously charged-off - $36,000; and (3) additions to reserve - $180,000. Information reported to the Board of Directors on August 31, 1997 in a report from Internal Loan Review indicated the following: The Loan Loss Reserve Allowance is determined by using a three year loss average on credit and installment loans, making specific allocations for impaired loans, using 50% of Doubtful loans, 10% of Substandard loans, 5% of Watch loans, .75% of other loans not listed previously less SBA/FmHA guaranteed portions, .75% of Letter of Credit, and 1% of A/R Factoring. The reserve requirement as of this reporting date was 1.16% of total loans exceeding policy requirements of 1%. Based on the analysis of loan review the reserve was considered more than adequate. The reserve balance at quarter end was $2,788,000 or 1.19% of total loans.

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

     RESERVE BALANCE                                           $

     EXCESS (DEFICIT)                                          $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %

     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

The book value of repossessed real property held by Bancshares and First Citizens National Bank at 9/30/97 is $164,000 compared to $687,000 at 9/30/96. The balance was significantly reduced as a result of the sale of a strip shopping center in November 1996. The remaining balance held in repossessed real property represents property purchased for expansion
of the branch located on Highway 51 ByPass valued at $164,000.   There
is no balance as of this reporting date for Other Real Estate for First Citizens National Bank.

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

Management's estimates of approximate charge-offs for period ending
12/31/97:

Domestic                                           Amount (in thousands)
  Commercial, Financial & Agricultural                     $ 50
  Real Estate-Construction                                    0
  Real Estate- Mortgage                                      50
  Installment Loans to individuals & credit cards           150
  Lease financing                                             0
Foreign                                                       0
             01/01/97 through 12/31/97   Total             $250

  The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.

                             First Citizens National Bank
                   Loan Loss Experience and Reserve for Loan Losses
                               Quarter ending September 30
                                    (in thousands)

                            1997     1996     1995      1994      1993
Average Net Loans
 Outstanding
  Net of ICNE           $231,262  $212,718  $187,478  $167,373  $145,567

Balance of Reserve
for Loan Losses
at Beginning of
Period                  $  2,596  $ 2,359   $  2,186  $  1,879  $  1,920
Loan Charge-Offs        $    (24) $   (50)  $    (80) $    (44) $    (56)

Recovery of Loans
Previously
Charged Off             $     36  $    39   $     34  $     48  $     67

Net Loans Charged Off   $     12  $   (11)  $    (54) $      4  $     11

Additions to Reserve
Charged to Operating
Expense                 $    180  $   163   $    107  $    102  $    119

Balance at End of
Period                  $   2,788 $  2,511   $  2,247  $  1,985  $  2,050

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding               .005%     (.01%)   (.029%)     .002%     .008%

   The following table will identify charge-offs by category for the period ending 9/30/97 and 9/30/96.

Charge-Offs:                                  1997      1996
Domestic
  Commercial, Financial and Agricultural       $ 0       $ 4
  Real Estate - Construction                     0         0
  Real Estate - Mortgage                         0         1
  Installment Loans to Individuals              19        40
  Lease Financing                                0         0
  Credit Cards                                   5         5
    Total                                     $(24)     $(50)

Recoveries:
Domestic:
  Commercial, Financial and Agricultural      $ 15      $ 14
  Real Estate - Construction                     0         0
  Real Estate - Mortgage                         0         0
  Installment Loans to Individuals              19        21
  Lease Financing                                0         0
  Credit Cards                                   2         4
    Total                                       36        39
  Net                                         $ 12      $(11)

                    Investment Securities

The book value of listed investment securities as of the dates indicated are summarized as follows:

                    Composition of Investment Securities

                                September 30
                               (in thousands)

                       1997       1996      1995       1994       1993
U. S. Treasury &
 Government Agencies $61,465    $60,718    $53,336    $43,457    $47,317
State & Political
  Subdivisions       $ 9,986    $10,807    $10,516    $12,644    $11,259
All Others           $ 2,359    $ 3,457    $ 3,568    $ 7,245    $ 5,459
            TOTALS   $73,810    $74,982    $67,420    $63,346    $64,035


A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the third quarter, 1997 decreased approximately $1 million when compared to the same time period in 1996. The investment portfolio, which currently totals $74 million, is primarily comprised of U. S. Treasury and U. S. Agency obligations, as well as Municipal obligations. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

Fixed rate holdings currently have an expected average life of 2.9 years. It is estimated that this average life would extend to 5.2 years at rates up 100 basis points and 5.6 years at rates up 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would decrease to 2.0 years.

In terms of price sensitivity, we estimate that at rates up 100 basis points the market value of the portfolio would fall by 3.5, while rates rising 200 basis points would impact the market value by a negative 7.6%. This is equal to the price sensitivity of the 4-5 year Treasury bond, which is consistent with the current average life of the portfolio. If rates go down 100 basis points we estimate the market value would increase by 2.1%.

The adjustable rate holdings all reprice on an annual or more frequent basis and currently have an average life of 5.1 years. We estimate that the adjustable rate holdings have the price sensitivity of about a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolio accounts for Held-to-Maturity, Available for Sale, and Trading Account Investments. As of June 30, 1997 approximately 59.47% of the total portfolio was placed in the Available-for-Sale account. The remaining 40.53% was booked in the Held-to-Maturity account. FASB 115 also requires banks to Mark to Market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a positive capital entry of $398,813 as reflected on the 9/30/97 balance sheet. Mark to Market impact to capital on 9/30/96 was a negative $148,351.

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

The portfolio currently contains the following unrealized gains and unrealized losses in each investment category:

                            Investment Securities
                          Unrealized Gains/(Losses)
                             September 30, 1997

                                   Unrealized     Unrealized     Net
                                     Gains          Losses   Gains/Losses
U.S. Treasury Securities              67              6          61
Obligations of U.S. Government
 Agencies and Corp                   422            139         651
Obligations of States and
 Political Subdivisions               67             11          56
Other Securities                       0              0           0
   Totals                            556            156         400

Yields on Investment Securities slightly decreased the twelve month period ending 9/30/97 from 6.70% to 6.62%. This is reflective of the overall interest rate market. Also reflected in the following table is the result of efforts to shorten maturities within the portfolio:


        Maturing and Portfolio Percentages on Securities September 30, 1997
                                  (in thousands)

                           After One Year   After Five Years         After
         Within One Year  Within Five Years Within Ten Years      Ten Years
           Amount     %       Amount     %    Amount      %    Amount     %

9/30/97   $12,557   17.02%   $22,042  29.87%  $29,558  40.05% $ 9,633  13.06%

9/30/96   $ 7,050    9.41%   $37,574  50.11%  $21,351  28.48% $ 9,007  12.00%

9/30/95   $ 2,746    4.07%   $47,071  69.81%  $14,547  21.59% $ 3,056   4.53%

9/30/94   $ 9,368   14.74%   $39,502  62.36%  $12,876  20.33% $ 1,600   2.52%



                       Maturity and Yield on Securities September 30, 1997
                                     (in thousands)

                                                   Maturing

                                      After One Year     After Five Years    After
                    Within One Year  Within Five Years   Within Ten Years  Ten   Years
                    Amount    Yield  Amount      Yield   Amount     Yield Amount Yield
U.S. Treasury and
Government Agencies $11,398   6.63%  $15,884     6.68%  $25,460    6.96%  $8,723 7.53%

State and Political
Subdivisions*       $ 1,159   6.50%  $ 6,158     6.75%  $ 1,739    7.59%  $ 930  7.65%

All Others          $     -      -%  $     -        -%  $ 2,359    6.69%  $    -    -%

TOTALS              $12,557   6.62%  $22,042     6.70%  $29,558    6.98%  $9,653 7.55%


*Yields on tax free investments are stated herein on a taxable equivalent basis.

                                    Investment Securities
                                     September 30, 1997
                                       (in thousands)

                             Held to Maturity    Available for Sale
                           Amortized      Fair   Amortized     Fair
                              Cost       Value      Cost      Value
U.S. Treasury Securities    $ 2,000     $ 2,000    $5,499     $ 5,559
U.S. Government Agency
and corporation obligations
(exclude mortgage-backed
securities):
  Issued by U.S. Government
  agencies (2)                    0           0         0           0
  Issued by U.S. Government-
  sponsored agencies (3)     17,640      17,625    27,249      27,501
Securities issued by states
and political subdivisions
in the U.S.:
  General obligations         2,526       2,532     3,686       3,715
  Revenue obligations         3,030       3,038       701         715
  Industrial development
  and similar obligations         0           0         0           0
Mortgage-backed securities
(MBS):
  Pass-through securities:
    Guaranteed by GNMA          224        230      2,726       2,778
    Issued by FNMA and FHLMC    640        645        323         323
    Other pass-through
      securities                  0          0          0           0

Other mortgage-backed
 securities (include CMOs,
 REMICs, and stripped MBS):
  Issued or guaranteed by
    FNMA, FHLMC, or GNMA      1,144       1,139     3,666       3,657
  Collateralized by MBS
    issued or guaranteed
    by FNMA, FHLMC, or GNMA       0           0         0           0
  All other mortgage-backed
   securities                     0           0         0           0
Other debt securities:
  Other domestic debt
   securities                     0           0         0           0
  Foreign debt securities         0           0         0           0
Equity securities:
  Investments in mutual funds
  & other equity securities with
   readily determinable fair
   values                         0           0       300         300
  All other equity securities(1)  0           0     2,058       2,058
Total (sum of items 1 through 6)
(total of column A must equal
Schedule RC, item 2.a)
(total of column D must
equal Schedule RC, item 2.b) 27,204     27,209     46,208      46,606

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

                   Return on Equity and Assets

Return on assets is a measure of the firms ability to maximize asset utilization. Total assets at 9/30/97 were $338,217,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising interest rates had a significant impact on earnings in 1995. Results of operation for 1996 and through third quarter 1997 reflect continuous improvement.
The company's strategic plan addresses objectives to sustain improved earnings, maintain quality loan and investment portfolio and to maintain market share by providing amazing customer service. The bank's management and employees are rewarded with incentive compensation based on various factors including the level of ROA achieved at year end. A return on assets of 2.00% is required if maximum benefits are to be realized. The company vision statement calls for a 2 percent ROA, $500 million in assets and $10 million in net income by the year 2002. Other strategic goals set to achieve the 2 percent ROA is the addition of a second Finance Company and Insurance Company in 1998. Delta Finance (First Citizens subsidiary) exceeded budget projections in 1997 in both loan growth and income. A 50/50 partnership has been established with a thriving local insurance agent to open a Insurance Office in Newbern, TN subject to regulatory approval (located approximately 7 miles from Dyersburg). Revenue generated from Delta Finance and the sale of insurance company products is expected to significantly boost ROA in 1998.

Total Shareholder's equity (including loan loss reserve) of First
Citizens Bancshares as of 9/30/97 was $32,706,000 compared to $28,786,000 at 9/30/96.

Percentage of dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison when 1995 is excluded. Suppressed earnings in 1995 distorted the ratio. Number of shares outstanding continues to increase as a result of shares issued on a quarterly basis to service the Dividend Reinvestment Program. A stock repurchase program has proven to be ineffective in creating availability of shares. Shareholders continue to express an interest in buying additional shares rather than selling shares. Under terms of the repurchase program, the company would purchase up to $200,000 of Bancshares stock on a first come, first served basis. Second quarter, 1997 "application was made to increase the allocation of stock to service the Dividend Reinvestment Program by 200,000 shares". An amendment to the company's charter by the shareholders in April, 1994 approved an increase in number of shares authorized from 750,000 to 2,000,000. During the third quarter of 1993, a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The number of shares outstanding increased proportionately with no effect to capital.

The table below presents operating ratios for First Citizens Bancshares, Inc. for the quarter ending September 30 (not annualized):

                                     1997  1996   1995    1994    1993

Percentage of Net Income to:
Average Total Assets                1.08%    .99%   .78%   .95%    .93%

Average Shareholders Equity        11.21%  10.69%  8.45% 10.29%  10.78%

Percentage of Dividends
Declared Per Common Share to
Net Income Per Common Share        26.09%  24.38% 31.35% 24.19% 23.96%
Percentage of Average Shareholders'
*Equity to Average Total Assets    10.37%  10.02% 10.09%  9.98%  9.40%

*Includes Average Reserve for Loan Loss Account

                 Liquidity and Interest Rate Sensitivity

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities and consistently remains between 10 and 15 percent. The stability of our deposit base, sound/asset liability management, a strong capital base and quality assets support adequate liquidity. In addition, membership in the Federal Home Loan Bank avails the bank of a potential credit line exceeding $7,000,000. During the quarter just ended borrowings from this liquidity source averaged $41,544,000 per day. Strong loan demand and seasonal growth in agricultural lines of credit historically places the bank in a tight liquidity position May through October. Loan to deposit ratio excluding repurchase agreements and Federal Home Loan Bank borrowings is 91.17% at 9/30/97. Deposit growth since year end was only .36%, while loan growth exceeded 10.99%. Loan to asset ratio for the same period is 69.09%.

To address liquidity concerns the bank has the following sources available: (1) Approved lines of credit with the Federal Home Loan Bank totaling $14.5 million and correspondent banks totaling $8.5 million;
(2) Loans in excess of $100,344 million maturing in one year or less; and (3) Investment Securities totaling $12,557 million with maturity dates of one year or less. At September 30, 1997 Federal Home Loan Borrowings totaled $6 million. Other sources of liquidity or non-core fundings is the State of Tennessee (jumbo CDs). The state has approximately $18 million in CDs with First Citizens as of 9/30/97. The average rate associated with these deposits is 5.60%.

Interest rate sensitivity varies with various interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are more interest rate sensitive than long-term investment securities and fixed rate loans. The shorter term interest sensitive assets and liabilities are key to measurement of the interest sensitivity gap. Simulations are utilized for interest rate risk management over gap statements due to the validity of the data. Gap statements are not reflective of actual characteristics of the bank.

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

Interest Rate Risk
September 1997                                1997      1996      1995
                                                   (in thousands)
Fixed Rate Loans > 5 years                  $13,310    $9,976    $12,614
    $2 million matched with FHLB

1997 vs 1996 - Net interest income variance
  due to rates                                $ 48 positive
1997 vs 1995 - Net interest income variance
    due to rates                                $327 positive

                                              Ranges        Ranges
Projected 12 month exposure, utilizing 5
    Rate scenarios (pos or neg)                $    94     $   300
Tier I Capital                                 $30,975     $30,975
Percent of Tier I Capital                         0.30%       0.97%
Policy                                            2.00%       2.00%

                             CONDENSED GAP REPORT
                     ------------------------------------
                               CURRENT BALANCES
                     -----------------------------------
                                   09/30/97
                                (in thousands)
                               DAILY      0-1    1-2     2-3     3-6    6-12   1-2    2+
                        TOTAL FLOATING  MONTH  MONTHS  MONTHS  MONTHS MONTHS YEARS  YEARS
------------------------------------------------------------------------------------------
CASH AND DUE FROM
CASH AND DUE FROM     13,444      -       -      -       -        -     -       -   13,444
MONEY MARKET             257    257       -      -       -        -     -       -        -

TOTAL CASH & DUE FROM 13,701    257       -      -       -        -     -       -   13,444

INVESTMENTS
US TREASURIES          7,560      -       -      -       -    3,572     -    1,500   2,488
US AGENCIES           53,705      -   2,500  2,778   4,281    1,427 5,690    1,806  35,223
MUNICIPALS             9,986      -       -      -       -    1,159     -    1,833   6,994
EQUITIES               2,359      -       -      -       -        -     -        -   2,359

TOTAL INVESTMENTS     73,610      -   2,500  2,778   4,281    6,158 5,690    5,139  47,064

LOANS
COMMERCIAL FIXED      31,644      -   1,512  1,545   2,454    6,738 5,775    2,582  11,038
COMMERCIAL VARIABLE   13,354 13,354       -      -       -        -     -        -       -
REAL ESTATE-VARIABLE  17,308 17,308       -      -       -        -     -        -       -
REAL ESTATE FIXED    136,646      -   7,314  3,641   5,221    8,935 12,737  15,260  83,538
HOME EQUITY LOANS      5,290  5,290       -      -      -         -     -        -       -
SEC MORTGAGE           1,960      -       -      -      -         -     -        -   1,960
INSTALLMENT LOANS     24,558      -     517    321     360      813  1,728   4,259  16,560
INSTALLMENT VARIABLE      32     32       -      -      -         -     -        -       -
FINANCE COMPANY        1,046      -       -      -      -       500    546       -       -
FLOOR PLAN               594    594       -      -      -         -     -        -       -
CREDIT CARDS           1,742      -       -      -      -         -     -    1,742       -
FACTORING REC             74      -      74      -      -         -     -        -       -
OVERDRAFTS               379      -     379      -      -         -     -        -       -
TOTAL LOANS          234,627 36,578   9,796  5,507   8,035   16,986 20,786  23,843 113,096
LOAN LOSS RESERVE      2,788      -       -      -      -         -      -       -   2,788

NET LOANS            231,839 36,578   9,796  5,507   8,035   16,986 20,786  23,843 110,308

FED FUNDS SOLD


TOTAL EARNING
  ASSETS             305,449 36,578  12,296  8,285  12,316   23,144 26,476  28,982 157,372

OTHER ASSETS
BUILDING, F&F & LAND   8,140      -       -      -      -         -      -       -   8,140
OTHER ASSETS           9,538      -       -      -      -         -      -       -   9,538

TOTAL OTHER ASSETS    17,678      -       -      -      -         -      -       -  17,678

TOTAL ASSETS         336,828 36,835  12,296  8,285  12,316   23,144 26,476  28,982 188,494
DEMAND DEPOSITS       29,705      -       -      -      -         -      -       -  29,705

TOTAL DEMAND          29,705      -       -      -      -         -      -       -  29,705

                             CONDENSED GAP REPORT
                     ------------------------------------
                               CURRENT BALANCES
                     -----------------------------------
                                   09/30/97
                                (in thousands)
                           DAILY       0-1    1-2    2-3     3-6   6-12     1-2       2+
                    TOTAL FLOATING   MONTH  MONTHS  MONTHS MONTHS MONTHS  YEARS     YEARS
--------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS    16,297  16,297        -      -       -       -      -          -       -
NOW ACCOUNT        23,991  23,991        -      -       -       -      -          -       -
BUSINESS CHECKING     315     315        -      -       -       -      -          -       -
IMF-MMDA           10,512  10,512        -      -       -       -      -          -       -
FIRST RATE ACCOUNT 22,473  22,473        -      -       -       -      -          -       -
DOGWOOD CLUB        4,489   4,489        -      -       -       -      -          -       -

TOTAL SAVINGS      78,077  78,077        -      -       -       -      -          -       -

TIME DEPOSITS
CD 1-2 MONTHS       3,768       -    3,742     26       -       -      -          -       -
CD 3 MONTHS           877       -      430    180     225      42      -          -       -
CD 4-5 MONTHS      14,354       -    8,203  2,105      20   4,026      -          -       -
CD 6 MONTHS        19,880       -    2,454  4,266   2,762   9,728    670          -       -
CD 7-11 MONTHS      1,390       -      303    165      26     635    261          -       -
CD 12 MONTHS       14,552       -    1,700    419     849   2,122  8,203      1,259       -
CD 13-17 MONTHS    13,892       -        -     14       -       9 10,661      3,208       -
CD 18-23 MONTHS       726       -       99    108       -       -    213        306       -
CD 24 MONTHS        6,599       -      237     98      51     398  1,622      4,058     135
CD 25-30 MONTHS     7,865       -       17      -      74      57  1,829      5,739     149
CD 31-59 MONTHS    12,236       -      847     94     663     263  3,222        586   6,561
CD 31-59 MONTHS VAR.   87       -        -      -       -      15     60          -      12
CD 60 MONTHS        5,945       -        -     62     330     348  1,131      1,985   2,089
CD 60 MONTH VAR.    1,033       -        -     62       -      63     90        577     241
CD SWEET 16        23,647       -      423    788   1,004   4,964 10,237      6,231      -
CD 7 MONTHS         1,925       -       70      -     265   1,360    230         -       -
IRA FLOATING          177       -      177      -       -       -      -         -       -
IRA FIXED          20,216       -      456    624     580   2,560  3,788      7,596   4,612
CHRISTMAS CLUB        401       -        -      -       -       -    401         -       -


TOTAL TIME        149,570       -   19,158  9,011   6,849  26,590 42,618     31,545  13,799


TOTAL DEPOSITS    257,352  78,077   19,158  9,011   6,849  26,590 42,618     31,545  43,504

FED FUNDS PURCHASED 4,875   4,875        -      -       -       -      -         -       -

TT&L                1,000   1,000        -      -       -       -      -         -       -
SECURITIES
  SOLD-SWEEP       14,350  14,350        -      -       -       -      -         -       -
SECURITIES
  SOLD-FIXED        9,019       -    2,538      -     100   4,382   1,680       217     102
FHLB-SHORT TERM     7,150   7,150        -      -       -       -       -        -       -
FHLB-LIBOR INVEST.  3,947   3,947        -      -       -       -       -        -       -
FHLB-LONG TERM      2,916       -        -      -       -       -       -     1,000   1,916
FHLB-PRIME RATE
  ADVANCE           1,497       -        -      -       -       -       -        -    1,497

TOTAL SHORT TERM
  BORR.            44,754  31,322    2,538      -     100    4,382  1,680     1,217   3,515

OTHER LIABILITIES   3,387       -        -      -       -        -      -        -    3,387

TOTAL OTHER LIAB.   3,387       -        -      -       -        -      -        -    3,387

TOTAL LIABILITIES 305,493 109,399   21,696  9,011   6,949   30,972 44,298    32,762  50,406

CAPITAL
STOCK, SURPLUS,
 P.I.C              6,000       -        -      -       -        -      -         -   6,000
UNREALIZED GAIN
  (LOSSES)            239       -        -      -       -        -      -         -     239
UNDIVIDED PROFITS  25,098       -        -      -       -        -      -         -  25,098

TOTAL CAPITAL      31,337       -        -      -       -        -      -         -  31,337

TOTAL LIAB'S &
  CAPITAL         336,830 109,399   21,696  9,011   6,949   30,972 44,298    32,762  81,743

GAP (SPREAD)            - -72,564   -9,400   -726   5,367   -7,828 -17,822   -3,780 106,751
GAP % TOTAL ASSETS      -  -21.54    -2.79  -0.22    1.59    -2.32   -5.29    -1.12   31.69
CUMULATIVE GAP          - -72,564  -81,964-82,690 -77,323  -85,151-102,973 -106,753      -2
CUM GAP % TOTAL ASSETS  -  -21.54   -24.33 -24.55  -22.96   -25.28  -30.57   -31.69       -
SENSITIVITY RATIO       -    0.34     0.37   0.41    0.47     0.52    0.54     0.58    1.00

                   NOTES TO THE GAP REPORT

1. The gap report reflects the interest sensitivity positions during a flat rate environment. These time frames could change if rates rise or fall.

2. Repricing over-rides maturities in various time frames.

3. Demand deposits, considered to be core, are placed in the last time frame due to lack of interest sensitivity.

4. Savings accounts, also considered core, are placed into the +2 year time frame. In a flat rate environment, saving accounts tend not to reprice or liquidate and become price sensitive only after a major increase in the 6 month CD rate. These accounts are placed in this category instead of the variable position due to history and characteristics.

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income.
       Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. Approximately 20% - 30% of our CD customers have maturities of 6 months or less. First Citizens will attempt to minimize interest rate risk by increasing the volume of variable rate loans within the portfolio. The bank will attempt to limit the net interest income exposure to a maximum of 2.00% of tier I capital.
       (Example .02 x $30,975,000 = $ 619,000).  The bank's
       Asset/Liability Committee will attempt to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to a minimum by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% of assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ACLO will strive to keep the amount below this point. The 9/30/97 dynamic gap reports reflects an exposure of $94,000 to $300,000.
       (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

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

                      Capital Resources

Total capital (including Reserve for Loan Losses) as a percentage of total assets for the quarter ending September
30 is presented in the following table for the years indicated:

              1997      1996      1995      1994     1993
              10.50%    9.94%     9.28%     9.97%    9.01%

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.
The risked-based capital ratio as of 9/30/97 was 14.46%, significantly above the 8.00% required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 9/30/97.

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