Form 10-K
period 1997-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1998-03-06
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year ended December 31, 1997 Commission File Number
0-11709

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

The aggregate market value of voting stock held by nonaffiliates of the registrant at December 31, 1997 was $68,315,000.

Of the registrant's only class of common stock ($1.00 par value) there were 750,718 shares outstanding as of December 31, 1997.

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

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

                                      December 31
                                    (in thousands)
                            1997      1996         1995

Total Assets            $333,288   $313,069      $291,412
Total Deposits           267,590      256,413       237,160
Total Net Loans          226,488      209,107       189,690
Total Equity Capital      33,125       29,603        27,103


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

                  12/31/97         12/31/96       12/31/95
              FCNB  PEER GRP   FCNB  PEER GRP  FCNB PEER GRP

Average Assets/
Net Interest
  Income       4.35%   4.38%   4.27%   4.34%   4.07%   4.40%

Average Assets/
Net Operating
   Income      1.45%   1.31%   1.23%   1.27%    .94%   1.29%

Net loan losses/
Average total
   loans        .02%    .15%    .26%    .19%    .11%    .14%

Primary Capital/
Average Assets 9.61%   8.33%   8.83%   8.30%   8.41%   9.04%

Cash Dividends/
Net Income **     0%  34.80%   4.42%  45.09%   8.29%  43.28%

*Performance as of 12/31/97 is compared to peer group totals as of 09/30/97

**First Citizens Bank paid no dividends through 9/30/97.
Dividends were paid by Bancshares.

 (Most recent UBPR available)

EXPANSION

Bancshares may, subject to regulatory approval, acquire existing banks or organize new banks. The Federal Reserve permits bank holding companies to engage in non-banking activities closely related to banking or managing or controlling banks, subject to Board approval or notification. In making such determination, the Federal Reserve considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects. Approval by the Federal Reserve of a Bank Holding Company's application to participate in a proposed activity is not a determination that the activity is a permitted non-bank activity for all bank holding companies. Approval applies only to the applicant, although it suggests the likelihood of approval in a similar case.

First Citizens through its strategic planning process has stated its intention to acquire other financial institutions within the West Tennessee Area. First Citizens' objective in acquiring other banking institutions would be for asset growth and diversification into other market areas. Acquisitions would afford the bank increased economies of scale within the data processing function and better utilization of human resources. Any acquisition approved by Bancshares, would be deemed to be in the best interest of Bancshares and its shareholders. On July 28, 1997 Bancshares announced the signing of a letter of intent with The Board of Directors of Bank of Troy, Troy, Tennessee to purchase assets of the Bank of Troy totaling approximately $57 million as of June 30, 1997. The acquisition agreement was executed on March 5,

1997. First Citizens plans to continue operating Bank of Troy as a separate bank under its current name and charter with independent Board of Directors. Chairman of the Board and President of Bank of Troy announced in the July 28, 1997 press release that the current customers of the Bank of Troy will benefit from the strength of combined resources of the two institutions especially in light of the expansion of large, regional banks into our market area.

On September 29, 1994, President Clinton signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994. The Act provides for nationwide interstate banking and branching within certain limitations. A more detailed description of the act is discussed within the section entitled "Usury, Recent Legislation and Economic Environment."

SUPERVISION AND REGULATION

Bancshares is a one-bank holding company under the Bank
Holding Company Act of 1956, as amended, and is subject to supervision and examination by the Board of Governors of the Federal Reserve.

As a bank holding company, Bancshares is required to file with the Federal Reserve annual reports and other information regarding the business obligations of itself and its subsidiaries. Board approval must be obtained before Bancshares may:

(1) Acquire ownership or control of any voting securities of a bank or Bank Holding Company where the acquisition results in the BHC owning or controlling more than 5 percent of a class of voting securities of that bank or BHC;

(2) Acquire substantially all assets of a bank or BHC or merge with another BHC.

Federal Reserve approval is not required for a bank subsidiary of a BHC to merge with or acquire substantially all assets of another bank if prior approval of a federal supervisory agency, such as the Comptroller of the Currency is required under the Bank Merger Act. Relocation of a sub-sidiary bank of a BHC from one state to another requires prior approval of the Federal Reserve and is subject to the prohibitions of the Douglas Amendment.

The Bank Holding Company Act provides that the Federal Reserve shall not approve any acquisition, merger or consolidation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. Further, the Federal Reserve may not approve any other proposed acquisition, merger, or consolid-ation, the effect of which might be to substantially lessen competition or tend to create a monopoly in any section of the country, or which in any manner would be in restraint of trade, unless the anti-competitive effect of the proposed transaction is clearly outweighed in favor of public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. An amendment effective February 4, 1993 further provides that an application may be denied if the applicant has failed to provide the Federal Reserve with adequate assurances that it will make available such information on its operations and activities, and the operations and activities of any affiliate, deemed appropriate to determine and enforce compliance with the Bank Holding Company Act and any other applicable federal banking statutes and regulations. In addition, consideration is given to the competence, experience and integrity of the officers, directors and principal shareholders of the applicant and any subsidiaries as well as the banks and bank holding companies concerned. The Federal Reserve also considers the record of the applicant and its affiliates in fulfilling commitments to conditions imposed by the Federal Reserve in connection with prior applications.

A bank holding company is prohibited with limited exceptions from engaging directly or indirectly through its subsidiaries in activities unrelated to banking or managing or controlling banks. One exception to this limitation permits ownership of a company engaged solely in furnishing services to banks; another permits ownership of shares of the company, all of the activities of which the Federal Reserve has determined after due notice and opportunity for hearing, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Moreover, under the 1970 amendments to the Act and to the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with any extension of credit or provision of any property or service. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the bank holding company or to any of its other subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

Bank holding companies are required to file an annual report of their operations with the Federal Reserve, and they and their subsidiaries are subject to examination by the Federal
Reserve.

Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, First Citizens (the principal subsidiary of the corporation) is restricted by the Office of the Comptroller of the Currency (Comptroller)from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. It is the policy of First Citizens to comply with regulatory requirements for the payment of dividends. The Federal Reserve adopted a risk-based capital measure for use in evaluating the capital adequacy of bank holding companies effective January 1, 1991. The risk-based capital measure focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market rate risk. The calculation of risk-based capital is accomplished by dividing qualifying capital by weighted risk assets. The minimum risked-base capital ratio is 8%, at least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 capital/supplementary capital consists of the allowance for loan and lease loses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve. A risked based capital analysis is performed on a quarterly basis to test for compliance with Federal Reserve and bank policy guidelines before declaring a dividend or increasing a dividend. First Citizens' policy states that before declaring a dividend the following ratios will be achieved: (1) Risked Based Capital Tier 1 will be 8.34% or above; Return on year-to-date average equity 9.00%; Asset Growth and projected one year future asset growth less than 20.00%; and non performing assets to capital less than 30%. Non performing assets include 90 day past due and non accrual loans.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the principal executive officers of Bancshares and its principal subsidiary, First
Citizens National Bank as of December 31, 1997

Name                Age       Position and Office

Stallings Lipford   67        Chairman of the Board of Bancshares
                              and First Citizens. Mr. Lipford
                              joined First Citizens in 1950.  He
                              became a member of the Board of
                              Directors in 1960 and President in
                              1970.  He was made Vice Chairman of
                              the Board in 1982.  He served as
                              Vice Chairman of the Board of
                              Bancshares from September, 1982 to
                              February, 1984.  The Board elected
                              Mr. Lipford Chairman of both First
                              Citizens and Bancshares on
                              February 14, 1984.  He served as
                              President of First Citizens and
                              Bancshares from 1983 to 1992, and
                              as CEO of Bancshares and First
                              Citizens from 1992 until 1996.

Katie Winchester     57       President and CEO of Bancshares and
                              First Citizens; employed by First
                              Citizens in 1961; served as
                              Executive Vice President and
                              Secretary of the Board from 1986 to
                              1992.  She was appointed CEO of
                              Bancshares and First Citizens in
                              1996; and President of Bancshares
                              and First Citizens in 1992.  Ms.
                              Winchester was elected to the Board
                              of both First Citizens and
                              Bancshares in 1990.

H. Hughes Clardy     55       Vice President of Bancshares;
                              Senior Vice President and Senior
                              Trust Officer of First Citizens.
                              Employed by First Citizens in 1993.
                              Mr. Clardy was employed as Vice
                              President and Senior Trust Officer
                              at Crestar Bank from January, 1987
                              to January, 1991 and as a Vice
                              President of Dominion Trust Company
                              of Tennessee from 1991 to 1993.

Ralph Henson       56        Vice President of Bancshares;
                             Executive Vice President of Loan
                             Administration of First Citizens.
                             Employed by First Citizens in 1964.
                             Mr. Henson served the First
                             Citizens as Senior Vice President
                             and Senior Lending Officer until
                             his appointment as Executive Vice
                             President of Loan Administration in
                             February, 1993.

Jeffrey Agee     37          Vice President and Chief Financial
                             Officer of Bancshares and First
                             Citizens as of April, 1994.
                             Employed by First Citizens in 1982.
                             Served First Citizens previous to
                             April, 1994 as Vice President and
                             Accounting Officer.  Appointed
                             Senior Vice President and Chief
                             Financial Officer of First
                             Citizens, April 17, 1996.

Barry Ladd       57          Appointed Executive Vice President
                             and Chief Administrative Officer of
                             First Citizens and Bancshares in
                             1996.  Senior Vice President and
                             Senior Lending Officer of First
                             Citizens from April 20, 1994 to
                             January 17, 1996.  Employed by
                             First Citizens in 1972.  Mr. Ladd
                             served First Citizens as Vice
                             President and Lending Officer
                             previous to his appointment as
                             Senior Vice President.

Bennett Ragan, Jr.  49       Executive Vice President and Senior
                             Lending Officer of First Citizens.
                             Senior Vice President and Senior
                             Lending Officer from April 20, 1994
                             to January 17, 1996. Employed by
                             First Citizens in 1970.  Mr. Ragan
                             served First Citizens as Vice
                             President and Lending Officer since
                             1986.

Judy Long           43       Senior Vice President and Chief
                             Operations Officer and Secretary to
                             the Board of First Citizens. Ms.
                             Long also serves as Secretary to
                             the Board of Bancshares.  Served
                             First Citizens previous to
                             November, 1997, as Senior Vice
                             President and Administrative
                             Officer.  Employed by First
                             Citizens on July 19, 1974.
                             Previously served as Vice President
                             and Loan Operations Manager (1992-1996).

BANKING BUSINESS

First Citizens operates a general retail banking business in Dyer County, Tennessee. The bank expanded its banking operations into Lauderdale County with the purchase of a branch bank in Ripley, Tennessee in January, 1995. All persons who live in either community or who work in or have a business or economic interest in either county are considered as forming a part of the area serviced by First Citizens. First Citizens provides customary banking services, such as checking and savings accounts, funds transfers, various types of time deposits, and safe deposit facilities. It also finances commercial transactions and makes and services both secured and unsecured loans to individuals, firms, and corporations. Commercial lending operations include various types of credit services for its customers. Agricultural services are provided that include operating loans as well as financing for the purchase of equipment and farm land. The installment lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. Mortgage lending makes available long term fixed and variable rate loans to finance the purchase of residential real estate. These loans are sold in the secondary market without retaining servicing rights. Credit cards and open-ended credit lines are available to both commercial customers and consumers.

First Citizens is located in a community supported by a well diversified economy. Dyer County is home for over 393 full time farm operators of 603 farms with a total land acreage of 230,906. Total Farm operators and farm laborers represent a small percentage of the Dyer County population (Dyer County Statistical Information, 1997). At 12/31/97 agriculture loans outstanding totaled $27.5 million representing 11.98% of total loans. $16.2 million was well secured with farmland, including farms, residential and other improvements, while $11.3 million were secured loans to finance agricultural production and equipment purchases. Approximately $3.5 million of agricultural loans were 90% FmHA guaranteed. Dyer County is also the home base for over 45 manufacturing firms employing in excess of 40% of the population. Distribution of employment in other areas consist of 14.9% services, 14.8% government, and 19.3% trade. While First Citizens is dependent upon the debtors ability to honor their obligations, there are no concentrations of credit in any one borrower, type of loan or industry that would represent a material affect to the net income of the Bank.

First Citizens Financial Plus, Inc., a Bank Service
Corporation wholly owned by First Citizens is a licensed
Brokerage Service. This allows the bank to compete on a limited basis with numerous non-bank entities who pose a continuing threat to our customer base, and are free to operate outside regulatory control.

First Citizens was granted trust powers in 1925 and has maintained an active Trust Department since that time. Assets as of December 31, 1997 were in excess of $149,131,000. Services offered by the Investment Management and Trust Services Division include but are not limited to estate settlement, trustee of living trusts, testamentary trustee, court appointed conservator and guardian, agent for investment accounts, and trustee of pension and profit sharing trusts.

On February 9, 1998, White and Associates/First Citizens Insurance LLC was charted by the state of Tennessee. The principal office of White and Associates/First Citizens is located at 104 North Monroe Street, Newbern, Tennessee. White and Associates/First Citizens is a general insurance agency with products offered as property and casualty, Life and Health, and Securities.

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

The following tabular analysis sets forth the competitive position of First Citizens when compared with other financial institutions in the service area for the period ending June
30, 1997.

                                Dyer County Market
                                  (Bank's Only)
                                  (in thousands)
                          Total Deposits   % of Market Share
Bank Name                    06/30/97           06/30/97

First Citizens
National Bank                $250,975*            52.27%

First Tennessee
 Bank                         107,847             22.46%

Security Bank                  67,096             13.97%

Union Planters, FSB            54,249             11.30%

       Total                 $480,167            100.00%

*Does not include deposits of $21,765,482 categorized as Overnight and fixed term Repurchase Agreements.

At December 31, 1997 Bancshares and its subsidiary, First
Citizens, employed a total of 155 full time equivalent employees. Having been a part of the local community in excess of 100 years, First Citizens has been privileged to enjoy a major share of the financial services market.
Dyersburg and Dyer County are growing and with this growth come demands for more sophisticated financial products and services. Strategic planning has afforded the Company both the physical resources and data processing technology necessary to meet the financial needs generated by this growth.

USURY, RECENT LEGISLATION AND ECONOMIC ENVIRONMENT

Tennessee usury laws limit the rate of interest that may be charged by banks. Certain Federal laws provide for preemption of state usury laws. Legislation enacted in 1983 amends Tennessee usury laws to permit interest at an annual rate of interest four (4) percentage points above the average prime loan rate for the most recent week for which such an average rate has been published by the Board of Governors of the

Federal Reserve, or twenty-four percent (24%), whichever is less (TCA 47-14-102(3)). The "Most Favored Lender Doctrine" permits national banks to charge the highest rate permitted by any state lender.

Specific usury laws may apply to certain categories of loans, such as the limitation placed on interest rates on single pay loans of $1,000.00 or less for one year or less. Rates charged on installment loans, including credit cards, as well as other types of loans may be governed by the Industrial Loan and Thrift Companies Act.

On September 29, 1994, President Clinton signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Act"). The Act provides for nationwide interstate banking and branching with certain limitations. The Act permits bank holding companies to acquire banks without regard to state boundaries after September 29, 1995. The Federal Reserve may approve an interstate acquisition only if, as a result of the acquisition, the bank holding company would control less than 10% of the total amount of insured deposits in the United States or 30% of the deposits in the home state of the bank being acquired. The home state can waive the 30% limit as long as there is no discrimination against out-of-state institutions.

Pursuant to the Act, interstate branching took effect on June 1, 1997, except under certain circumstances. Once a bank has established branches in a host state (a state other than its headquarters state) through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the host state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. The Act further provides that individual states might opt out of interstate branching, prior to May 31, 1997. A bank in that state may merge with a bank in another state provided that neither of the states have opted out.

The Federal Reserve in September, 1996 gave bank holding company section 20 units the right to exclude some securities earnings from the 10% cap on underwriting revenue. It later removed three firewalls, one of which prevented the same bank employee from selling underwriting services, loans and transactions accounts. The Federal Reserve on December 20 more than doubled, to 25% the amount of revenue section 20 units may earn underwriting and dealing in commercial securities. The Office of the Comptroller of the Currency in adopting its controversial operating-subsidiary rule in November 1996, established a procedure that allows national banks to create subsidiaries to underwrite securities sell insurance, or conduct other activities that the banks may engage in directly. Change in the law for securities underwriting will have no impact on First Citizens since the bank does not engage in this practice.

The Comptrollers's operating-subsidiary rule also streamlined national banks' applications for new branches. It sets a strict 45-day deadline for Comptroller action on all applications, with a 10 day extension possible when serious CRA issues are raised. The Comptroller provisions closely parallel changes to Regulation Y issued by the Federal Reserve in August, 1996. Those changes give the Federal Reserve 15 days to process most merger applications. It also expands data processing powers, eliminates tying restriction on nonbanks, and allows bank-run trusts to buy mutual funds advised by the bank.

The Supreme Court ruled in February, 1996 that states must permit national banks to sell insurance from places with fewer than 5,000 residents. In the fall of 1996, the Comptroller issued guidelines that limit the authority of states to regulate insurance sales by national banks and allowing bankers to sell insurance to customers outside of small towns.

Every industry which interprets or stores date formats will be posed with the Year 2000 challenge. It is our desire to make the transition to the Year 2000 as effortless as possible. First Citizens has developed an intensive Action Plan for addressing the concerns and risks associated with the coming millennium. The comprehensive plan was written based on guidelines established by the Federal Financial Institutions Examination Council's Interagency Statement entitled "Year 2000 Project Management Awareness" and was approved by the Office of the Comptroller of the Currency in February 1998. The Year 2000 Action Plan includes defined phases for Awareness, Assessment, Renovation, Validation, and Implementation. As part of the awareness phase, a year 2000 Team was organized and an overall strategy developed to encompass systems, vendors, customers, and correspondents. In addition, the assessment of the size and complexity of the problems were identified. First Citizens has set December 31, 1998 as the target date for full compliance to Year 2000.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens liquidity, capital resources or results of operation. There currently exists no recommendation by regulatory authorities which if implemented, would have such an effect. There are no matters which have not been disclosed. Bancshares and First Citizens are located in a highly competitive market. There are presently four banks competing for deposit dollars and earning assets, two of whom are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are two of the largest financial institutions in the state. Interstate banking as permitted by recent federal legislation as discussed herein could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services required to maintain satisfactory customer relationships moving into the next decade and beyond.

Monetary policies of regulatory authorities, including the Federal Reserve have a significant effect on operating results of bank holding companies and their subsidiary banks. The Federal Reserve regulates the national supply of bank credit by open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. A tool once extensively used by the Federal Reserve to control growth and distribution of bank loans, investments and deposits has been eliminated through deregulation. Competition, not regulation, dictates rates which must be paid and/or charged in order to attract and retain customers.

Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the company and its subsidiaries cannot be accurately predicted.

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

The Midtown Branch of First Citizens is located at 620 U.S. 51 By-Pass adjacent to the Green Village Shopping Center. The building contains 1,920 square feet and has been owned by First Citizens since construction. The land on which this Branch is located, having previously been leased, was purchased during 1987. In June of 1992 an additional 1.747 acres adjoining the Midtown Branch property was purchased and placed in ORE to accommodate future growth and expansion. The
1.747 acres is valued at $164,000. The Board made a decision to construct a new facility due to the level of business in 1999.

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

In November, 1993 First Citizens leased space in the Wal-Mart Store #677 located at 2650 Lake Road in Dyersburg, Tennessee to locate an Automatic Teller Machine (ATM). The ATM was installed in December, 1993. In January, 1995 the ATM was relocated in the newly constructed Super Wal-Mart Store at the same address.

The Ripley Branch of First Citizens National Bank, purchased January 16, 1995, is located at 292 South Washington Street in Ripley, Tennessee (Lauderdale County). The Branch contains approximately 1,450 square feet and was built in 1984 on a quarter acre of land. The Ripley Branch is a full service banking facility that also offers drive-up teller and twenty four hour ATM services. On July 14, 1995 the bank purchased
1.151 acres located on Cleveland Street in Ripley, Tennessee. Construction of a new banking facility has been planned for and approved in the 1998 strategic plan.

On March 1, 1998, White and Associates and First Citizens insurance Agency was opened for the purpose of providing general insurance products/services to the community. The general insurance agency is located at 104 North Monroe Street in space leased at the Newbern Branch of First Citizens National Bank.

There are no liens or encumbrances against any of the properties owned by First Citizens.

ITEM 3. LEGAL PROCEEDINGS

First Citizens is involved in routine legal issues. However, the outcome of these issues are not expected to have a material adverse effect to the bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 1997, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

                         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
    STOCKHOLDER MATTERS

     As of December 31, 1997 there were 669 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods. These records may not include all sales during these time periods if sales were not reported to First Citizens for transfer.

               Quarter Ended                High         Low

              March 31, 1997               $58.00      $55.00
              June 30, 1997                $69.56      $55.00
              September 30, 1997           $70.00      $65.00
              December 31, 1997            $91.00      $72.00

              March 31, 1996               $44.00      $44.00
              June 30, 1996                $49.10      $44.00
              September 30, 1996           $49.10      $44.00
              December 31, 1996            $55.00      $49.10

Dividends paid each quarter of 1997 were 40 cents per share. In addition a special dividend of 40 cents per share was paid during the fourth quarter, bringing total dividends paid per share during 1997 to $2.00. Dividends paid per share during 1996 were 32.5 cents per share. A special dividend of 30 cents per share was declared during the fourth quarter of 1996.

                        Dividends - 1997
              Dividend                   Quarter
              Per Share                  Declared
                 .40                        1st
                 .40                        2nd
                 .40                        3rd
                 .40                        4th
                 .40*                       4th
         Total $2.00

*Special dividend paid in fourth quarter, 1997.

Future dividends will depend on Bancshares' earnings and financial condition and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information for Bancshares effective December 31 for the years indicated.
                                  (in thousands)
                              (except per share data)

                    1997      1996     1995     1994      1993

Net Interest &
 Fee Income      $ 13,887 $ 12,822 $ 11,283  $ 10,444 $ 10,220
Gross Interest
  Income         $ 26,617 $ 24,781 $ 22,465  $ 18,415 $ 17,481

Income From
 Continuing
  Operations     $ 4,246  $ 3,709  $  2,706  $  2,946 $  2,638

Long Term
 Obligations(3)  $ 7,813  $ 2,997  $  4,652  $  4,125 $      0

Income Per Share
 from Continuing
  Operation(1)   $  5.70  $  5.04  $   3.72  $   4.15 $   3.76

Net Income per
Common Share
 (2)             $  5.70  $  5.04  $   3.72  $   4.15 $   3.94

Cash Dividends
Declared
per Common
Share(2)         $ 2.00   $  1.60   $   1.30  $  1.19  $   .99

Total Assets at
Year End         $333,288 $313,069  $291,412 $256,687 $234,892

Allowance for
 Loan Losses
 as a % Loans       1.22%    1.08%    1.16%    1.22%    1.13%
Allowance for
 Loan Losses as
 a % of Non-
 Performing Loans 461.76%  176.08%  707.99%  196.75%  520.50%

Loans 90 Days
 Past Due as a
 % of Loans          .00%     .09%     .17%     .62%     .22%


(1)Restated to reflect 2.5 for 1 Stock Split on October 15,
   1993.
(2)The $2.00 dividend for 1997 reflects $.40 x 4 plus a special dividend of $.40.
(3)Long Term Obligations mainly consist of FHLB Borrowings matched with Loans & Investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

To understand the following analysis, reference should be made to the consolidated financial statements and other selected financial data presented elsewhere in this report. For purposes of the following discussion, net interest income and net interest margins are presented on a fully taxable equivalent basis. Per share data is adjusted to reflect all stock dividends declared through December 31, 1997.

Results of Operations:

A comparison of total assets for the five years ending December 31, 1997 reflects growth of 42%. This gain is inclusive of the acquisition of a branch banking facility located in Ripley, Tennessee in January 1995, having assets of approximately $8,400,000. For the period ending 12/31/97, assets grew at an annual rate of 6.46%, compared to 7.44% at 12/31/96.

Net loan growth over the five year period has been consistent, reflecting an aggregate increase of 53.4%. For the year ending 12/31/97, loan growth of 8.32% follows three years of double digit increases. A decrease in loan demand coupled with intense competition for quality loans served to suppress growth in both commercial and consumer loans. The one segment of the portfolio in which growth in 1997 was evident is in real estate. The low interest rate environment has generated a wave of refinancing or residential real estate loans. Many were longer term, fixed rate loans that were subsequently sold into the secondary market.

Increased loan demand during 1995 reflects results of our entry into the Ripley market and the opportunities made available through the acquisition. An increase of 10.2% for the year ended 12/31/96 reflects a slowing which continued into 1997 when growth of 8.3% was realized. The quality of the loan portfolio remains high as reflected by the consistent decline in non-performing assets since 1994 when a five year high of $2,137,000 was reached. During 1995 and 1996 the level of non-performing assets remained flat at slightly more than $1,200,000. At year-end ninety-seven a record low was achieved when this segment of the portfolio reflected $604,000.

Attracting and retaining deposits continues to be a challenge for banks in all markets. Deposit growth over the five year period being compared has been consistent. However, results of operations from the year just ended reflects a much slower rate of increase when compared to the prior periods under comparison. The 13.2% growth reflected in 1995 is a result of the acquisition of the Ripley branch facility. The slowing in deposit growth is attributable to the low interest rate environment and the large number of non-deposit alternative products available to customers in the marketplace.
Management has made a conscious decision to grow deposits at an interest cost that would assure the maintenance of net interest margins consistent with the bank's capital plan.

Shareholder's equity has grown steadily in each of the five years contained in the summary data, reflecting growth of 53% over this period. The lowest growth level was in 1995, a result of the acquisition of the Ripley Branch having $8,400,000 in assets and no capital. The highest rate of growth was in 1994 when capital levels increased 13.5%. For the year just ended, capital levels were up 11.9%. Bancshares has historically maintained capital levels sufficient to be categorized as a "well-capitalized" company. In accordance with Strategic Plan objectives, deployment of capital into revenue producing investments is a priority.

Net income for the period ending 12/31/97 was $4,245,918, a 14.4% increase compared to $3,709,904 for the same period in the prior year. A 36.7% increase is noted when comparing 1996 results to 1995. For comparison purposes consideration should be given to an after tax profit in 1994 of $178,000 derived from the sale of other real estate in Madison County and legal and other non-recurring expenses of $261,000 experienced in 1995.

Return on average assets has reflected growth for the five years under review, with the exception of 1995. A 1.32% ROA in 1997 was an all time high for First Citizens, breaking the record of 1.22% in 1996. This performance ratio was impacted in 1995 by non-recurring legal and settlement fees discussed previously in this analysis. Earnings per share were up in 1997, reflecting $5.70 as compared to $5.03 in 1996 and $3.72 in 1995.

Cash dividends paid to shareholders have more than doubled since 1993. This gain is reflective of increased earnings generated by the bank and its subsidiaries. Dividends per share paid to shareholders in 1997 of $2.00 per share increased 21% when comparing to the $1.60 per share paid in 1996 and 60% from the per share dividend of $1.20 in 1995. Special dividends paid the fourth quarter for each of the past four years served to raise payout ratios to levels targeted by the bank's capital plan.

Net interest income is the principal source of earnings for the Company. It is the income generated by earning assets reduced by the interest cost of funding those assets. A comparison of new interest income for the three years ending 12/31/97 reflects consistent solid growth of 8.2% in 1997, 13.35% in 1996, and 7.98% in 1995. An increase in funding costs from 3.80% in 1993 to 4.02% in 1994 served to decrease net interest income by 3.8%. A gain in net interest income in 1994 of 1.6% was eliminated by a 9.8% increase in funding costs. In 1995, improved pricing on loans and a shift in the source of funding from CDS to Federal Home Loan Bank restored net interest income to more acceptable levels.

The Company has also maintained a consistent and disciplined asset/liability management policy during each of the years under comparison. This policy focuses on interest rate risk and rate sensitivity. The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in interest rates. The Company has an executive level Asset/Liability Management Committee which performs an analysis of the bank's pricing, maturity, growth, and mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk.

The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management's evaluation, is adequate to provide coverage for estimated potential losses on outstanding loans and to provide for uncertainties in the economy. The level of the allowance is determined using procedures which include an evaluation of the past due loan levels and trends, charge-off experience on comparable portfolio segments, current economic environment, credit concentrations as well as other considerations. The 1997 provision for loan losses was $699,000, an increase of $90,000 or 14.8% from the 1996 provision of $609,000. The higher provision for loan losses resulted primarily from an increase in volume in the loan portfolio. The provision for 1995 was $364,000, an amount determined to be adequate based on a review of the adequacy of the Loan Loss Reserve Account and a review by the Board of First Citizens. At year-end 1997, the reserve for loan losses totaled $2,788,555, an increase of $506,324 from year end 1996.

Every industry which interprets or stores date formats will be posed with the Year 2000 challenge. It is our desire to make the transition to the Year 2000 as effortless as possible. First Citizens has developed an intensive Action Plan for addressing the concerns and risks associated with the coming millennium. The comprehensive plan was written based on guidelines established by the Federal Financial Institutions Examination Council's Interagency Statement entitled "Year 2000 Project Management Awareness" and was approved by the Office of the Comptroller of the Currency in February 1998. The Year 2000 Action Plan includes defined phases for Awareness, Assessment, Renovation, Validation, and Implementation. As part of the awareness phase, a year 2000 Team was organized and an overall strategy developed to encompass systems, vendors, customers, and correspondents. In addition, the assessment of the size and complexity of the problems were identified. First Citizens has set December 31, 1998 as the target date for full compliance to Year 2000.

Changes in Financial Accounting Standards

FASB NO. 125 (Accounting for transfers and servicing of financial assets and extinguishments of liabilities). This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. We do not foresee any material adjustments due to this FASB.

FASB 128 (Earnings per share) and FASB 129 (Disclosure of information about capital structures). FASB 128 simplifies the computation guidelines for earnings per share. Bancshares has a simple capital structure and these new FASBs will not have a material impact due to our capital not having dilutive or convertible capital instruments. These two FASBs are effective for financial statements for periods ending after December 15, 1997.

FASB 130 (Reporting comprehensive income). FASB 130 establishes reporting and display requirements for comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. This will impact our reporting format, mainly due to changes in available for sale market values, but FASB 130 should not pose a material impact on our financials.

FASB 131 (Disclosure about segments of an enterprise and related information). This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement does not apply to non-public companies. This statement is effective for financial statements for periods beginning after December 15, 1997. This could be applicable in our new business ventures.

NON-INTEREST INCOME

The following table reflects non-interest income for the years ending December 31, 1997, 1996, and 1995:

                                                 December 31
                                               Change from prior year
                                                 (in thousands)
                               Increase                    Increase
                        Total (Decrease)            Total (Decrease)            Total
                         1997   Amount  Percentage  1996    Amount  Percentage   1995
Service Charges on
 Deposit Accounts      $1,686   $ 229    15.72%    $1,457   $  152   11.65%    $1,305
Other Service Charges,
 Commissions & Fees    $ 851    $ 177    26.27%    $  674   $  181   36.72%    $  493
Other Income           $1,210   $ (28)   (2.27%)   $1,238   $  288   30.32%    $  950
TOTAL NON-INTEREST
 INCOME                $3,747   $ 378    11.22%    $3,369   $  621   22.60%    $2,748

Growth in non-interest income is key to sustaining increases in overall net income as net interest margins continue to be squeezed. The components of First Citizens non-interest income include service charges on deposit accounts, other fees and service charges fiduciary income, ATM interchange fees, brokerage fee income and other income. Total non-interest income in 1997 was $3,746,693 compared with $3,368,487 in 1996, an increase of $378,206 or 11.23%. These charges consist primarily of analysis fees and other deposit account assessments as well as overdraft and non-sufficient funds charges. Service charges on deposit accounts increased $229,058 or 15.7% during the twelve months ending December 31, 1997. An increase in per item overdraft fees from $20.00 to $22.00 in first quarter 1997 is a primary contributor to this
increase.   An increase of $230,165 in Other Service Charges,
Commissions and Fees was driven by growth of $113,000 in gross income of First Citizens Financial Plus, Inc., the bank's brokerage subsidiary. Securities gains were down 56% from the prior year, totaling $92,594 and $211,233 for 1997 and 1996 respectively. Other income increased in 1996 due to a one time refund of $70,705 from bankruptcy trustees of Southeast Fort Worth Ltd., increased fee income from Financial Plus, Inc. and security gains realized from the sale of Securities from the banks' investment portfolio. The Southeast refund partially reimbursed the bank for settlement made to trust customers by the bank in December 1989. Trust income improved in excess of 25 percent in 1996. Fees charged for services rendered were restructured in 1995. Other service charges, commissions & fees were restated for prior years to eliminate overdraft and annual fees on the credit cards. Other income was restated to include those fees.

NON-INTEREST EXPENSE

                                                  December 31
                                             Change from prior year
                                               (in thousands)
                                    Increase                  Increase
                            Total  (Decrease)          Total (Decrease)          Total
                             1997   Amount  Percentage 1996    Amount Percentage 1995
Salaries & Employee
 Benefits                   $5,780  $ 483     8.79%  $5,497  $ 325     6.29%  $5,172
Net Occupancy Expense        1,964     56     2.94%  $1,908  $ 254    15.36%  $1,654
Other Operating Expense      2,574     90     3.63%  $2,484  $ 318   (11.35%) $2,802
TOTAL NON-INTEREST EXPENSE $10,518  $ 629     6.36%  $9,889  $ 261     2.71%  $9,628

Total non-interest expense in 1997 was $10,518,032 up 6.9% from $9,837,724 in 1996. Salaries and employee benefits represented 56.8% of total non-interest expense in 1997 compared to 55.9% in 1996. The increase is attributable to ordinary salary increases, increased staffing to meet marketing and fee income goals and an increase in incentive bonuses resulting from achieving a higher ROA.

Exclusive of personnel - related expenses, non-interest expense increased $197,498 or 4.6% from 1996. The increase is not concentrated in any one particular area, but represents increased expenses associated with software system updates and related data processing expense.

Efficiencies implemented over the past five years have reduced and/or controlled non-interest expense in an acceptable manner. Going forward, management will focus on increasing the potential to generate non-interest income through investment in non-banking subsidiaries such as an insurance agency, consumer finance companies, and our brokerage business. In addition, we will concentrate on internal income growth in the bank's mortgage lending and trust services departments.

Growth in the Company's income tax expense generally parallels income gains. The Company attempts to add high quality, tax-free municipal bonds to its portfolio when the opportunity arises; however, the ability to significantly reduce income tax is limited by the Alternative Minimum Tax Provision. Fulltime equivalent at 12/31/97 was 155 compared to 145
at 12/31/96 and 12/31/95.   Fulltime employees increased in 1997 is
primarily attributed to (1) The formation of a sales and marketing department (2) fulltime employees and Delta Finance Company (3 fulltime employees); the addition of loan services to the Midtown Branch (1 loan officer); (3) addition of Information System Support Staff required to service the Lan/WAN (1 IS staff member); and (4) various other staff members added to support increased transaction volume in customer service areas. Assets per employee at 12/31/97 was 2.1 million compared to peer group banks at 2.4 million. Increased operating expense of 16.84% in 1995 is attributed to settlement and professional fees of $261,000 incurred as a result of arbitration between Financial Plus, Inc. and William M. Boehmler and Hilliard Lyons, Inc.


December 31                            Asset Per Employee-Peer
             Assets Per Employee-FCNB             Groups
                  (in thousands)              (in thousands)

   1997               $2,151                      $2,400
   1996               $2,159                      $2,300
   1995               $1,969                      $1,900
   1994               $1,695                      $1,900
   1993               $1,563                      $1,900

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

                                          December 31
                                        (in thousands)
                         1997                1996              1995

                  Average   Average  Average   Average  Average   Average
                  Balance    Rate    Balance    Rate    Balance    Rate
Non-Interest
Bearing Demand
Deposits         $ 27,868     -      $ 26,641      -   $ 25,375     -

Savings Deposits $81,562    3.37%    $ 73,908   3.19%  $ 65,996   3.05%

Time Deposits    $149,655   5.54%    $146,562   5.63%  $136,631   5.91%

TOTAL DEPOSITS   $259,085   4.26%    $247,111   8.39%  $228,002   4.43%

Growth in total deposits continues to be a challenge for First Citizens. The company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. According to a market share analysis, Bancshares holds approximately 51% (excluding overnight and fixed term repurchase agreements) of the bank deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (22% of total county deposits), and Security (13%), Union Planters, another regional bank also hold market share of 13 percent. First Citizens also competes with Dyersburg City Employees Credit Union, seven or more consumer finance companies, and other types of financial service providers in the area. In spite of aggressive competition, total deposits increased $11.9 million and $19.1 million when comparing 12/31/97 to 12/31/96 and 12/31/95. A review of the composition of deposits in 1997 reflects growth of $7.6 million in savings deposits and approximately $3 million in time deposits. Approximately $32 million of total deposit growth in 1995 was centered in time deposits. The slowing in deposit growth is attributed to low interest rate environment and the large number of non-deposit alternative products available to customers. Management made a conscious decision to grow deposits at an interest cost that would assure the maintenance of net interest margins considered with the bank's capital plan. Growth in deposits totals in 1995 is a result of the Ripley branch acquisition, $8 million in deposits. Demand deposits have remained relatively flat when reviewing the years under comparison. However, sweep account funds totaling $13,927,000 are not included in the average balances for non-interest bearing demand deposits. The "Sweep" total is included in the balance sheet category of Securities Sold Under Agreement to Repurchase totaling $21.7 million. The average rate paid on interest bearing liabilities at 12/31/97 was 4.80% compared to 4.81% at 12/31/96 and 4.98% at 12/31/95.
Pricing of deposits is based on local market competition and Treasury Bill rates.

SHORT TERM BORROWINGS
                                       12/31/97       12/31/96
Amount outstanding-end of Period       $21,766         $21,225
Weighted Average Rate of Outstanding     4.35%           4.31%
 Maximum Amount of Borrowings at
  Month End                             36,585          32,902
Average Amounts Outstanding for
  Period                                26,585          20,883
Weighted Average Rate of Average
  Amounts                                4.64%           4.48%

                               Average  Average    Average
Long Term Borrowings         Volume      Rate      Maturity
FHLB Borrowings - Libor      2,247  5.75%    10 years
FHLB Borrowings - Loans      2,223  5.86%     7 years
FHLB Borrowings - Prime Rate 1,746  5.77%     2 years
Finance Company Debt           1,000     6.50%   1.5 years


Management is continuously monitoring and enhancing the bank's product line in order to retain existing customers and to attract new customer relationships. Among new products offered in 1996 and 1997 was a "Visa Check Card" and "The Nest Egg Certificate of Deposit". The Visa Check Card is an electronic check that allows our customers another convenient method of accessing their checking account funds without writing a check. The Nest Egg Certificate of Deposit was introduced as a college savings fund for parents requiring a savings instrument with a low opening balance and as often as weekly deposits made to the account. Imaged deposit accounts statements offered to the market in 1996, continue to be a success with 99.9 percent acceptance.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First Citizens on December
31, 1997. The overall total increased in excess of $10 million when compared to the prior year.

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000
AND OVER

                                              December 31
                                             (in thousands)
                                   1997                   1996
                            Amount       Percent  Amount       Percent
 Maturing in:
3 months or less           $13,778       28.33%  $13,960       36.57%
Over 3 through 12 months   $29,237       60.12%  $16,902       44.26%
Over 12 months             $ 5,620       11.55%  $ 7,319       19.17%

     TOTAL                 $48,635      100.00%  $38,181      100.00%

The following table sets forth an analysis of sources and uses of funds for the years under comparison.

                                SOURCES AND USES OF FUNDS
                                     (in thousands)
                          1997                     1996             1995
FUNDING USES       Average  Increase        Average  Increase      Average
                   Balance (Decrease)       Balance (Decrease)     Balance
                         Amount         %        Amount          %   Amount
INTEREST-EARNING
ASSETS:

Loans (Net of
Unearned Discounts
& Reserve)       $220,985  $ 17,322  8.51%  $203,663  $ 20,645  11.28% $183,018
Taxable Investment
Securities       $ 66,037  $  1,645  4.79%  $ 64,392  $  5,032   8.48% $ 59,360

Non-Taxable
Investment
Securities       $  10,535 $  (290) (2.68%)$  10,825  $    358   3.42% $ 10,467
Federal Funds
Sold             $     975 $  (191)(16.38%)$   1,166  $ (1,437)(55.21%)$  2,603
Interest Earning
Deposits In
Banks            $     295 $    99   50.51% $    196   $    83  73.46%  $   113
TOTAL INTEREST-
EARNING ASSETS   $ 298,827 $15,585    6.64% $280,242  $ 24,681   9.66% $255,561
Other Uses       $  26,703 $ 3,225   13.74% $ 23,478  $  2,540  12.14% $ 20,938
TOTAL FUNDING
  USES           $325,530  $21,810    7.18% $303,720  $ 27,221   9.85% $276,499
INTEREST-BEARING
  LIABILITIES:
Savings
 Deposits        $ 81,562  $ 7,654   10.36% $ 73,908  $  7,912  11.99% $ 65,996
Time Deposits    $149,655  $ 3,093    2.11% $146,562  $  9,931   7.27% $136,631
Federal Funds
Purchased and
Other Interest
Bearing
Liabilities      $ 34,399  $ 5,929   20.83% $ 28,470  $  4,857  20.57% $ 23,613

TOTAL INTEREST-
BEARING
LIABILITIES      $265,616  $16,676    6.70% $248,940  $ 22,700  10.04%  $226,240
Demand Deposits  $ 27,812  $ 1,171    4.40% $ 26,641  $  1,266   4.99%  $ 25,375
Other Sources    $ 32,102  $ 3,963   14.09% $ 28,139  $  3,255  13.08%  $ 24,884
TOTAL FUNDING
 SOURCES:        $325,530  $21,810    7.18% $303,720  $ 27,221   9.85%  $276,499

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS

                                     (FIRST CITIZENS NATIONAL BANK)

                               Monthly Average Balances and Interest Rates
                                              (in thousands)
                           1997                    1996                       1995
                 Average          Average Average          Average  Average          Average
                 Balance  Interest Rate   Balance Interest  Rate    Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)
        (3)       $220,985 $21,422  9.70% $203,658 $ 19,768  9.71% $182,997 $ 17,718  9.69%

Investment
Securities:

  Taxable         $ 66,037 $ 4,563  6.91% $ 64,392 $ 4,353  6.76% $ 59,360 $  3,948  6.65%
  Tax Exempt (4)  $ 10,535 $   741  7.04% $ 10,825 $   755  6.98% $ 10,467 $    730  6.98%

Interest Earning
  Deposits        $    295 $    11  3.73% $    196 $     7  3.58% $    113 $      7  6.20%

Federal Funds
Sold              $    975 $    59  6.06% $  1,166 $    69  5.92% $  2,603 $    158  6.07%


Lease Financing   $      0 $     0     0% $      5 $     1 20.00% $     21 $      2  9.53%

Total Interest
  Earning Assets  $298,827 $ 26,796 8.97% $280,242 $24,953  8.91% $255,561 $ 22,563  8.83%

NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks           $ 10,009 $    -     -   $ 10,048 $    -     -   $  9,457 $ -       -

Bank Premises and
  Equipment       $  8,181 $    -     -   $  8,499 $    -     -   $  8,699 $ -       -

Other Assets      $  8,513 $    -     -   $  4,931 $    -     -   $  2,782 $ -       -

Total Assets      $325,530 $    -     -   $303,720 $    -     -   $276,499 $ -       -

LIABILITIES AND
 SHAREHOLDERS'
  EQUITY:

INTEREST BEARING
  LIABILITIES:
Savings Deposits  $ 81,562 $ 2,747 3.37%  $ 73,908 $ 2,355  3.19% $ 65,996 $  2,009 3.05%
 (5)

Time Deposits     $149,655 $ 8,280 5.54%  $146,562 $ 8,246  5.63% $136,631 $  8,063 5.91%

Federal Funds
  Purchased and
  Other Interest
  Bearing
  Liabilities     $ 34,399 $ 1,713 4.98%  $ 28,470 $ 1,358  4.77% $ 23,613 $  1,184 5.02%
Total Interest
  Bearing
  Liabilities     $265,616 $12,740 4.80%  $248,940 $11,959  4.81% $226,240 $ 11,256 4.98%

NON-INTEREST
  BEARING
  LIABILITIES:

Demand Deposits   $ 27,812 $    -     -   $ 26,641 $     -   -    $ 25,375 $ -        -

Other
  Liabilities     $ 2,177  $    -     -   $  2,213 $     -   -    $  1,972 $ -        -

Total
  Liabilities     $295,605 $    -     -   $277,794 $     -   -    $253,587 $ -        -

SHAREHOLDERS'
  EQUITY          $ 29,925 $    -     -   $ 25,926 $     -   -    $ 22,912 $ -        -




TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY          $325,530 $     -   -    $303,720 $    -    -    $276,499 $ -       -

NET INTEREST
  INCOME          $    -   $ 14,056  -    $   -    $12,994   -    $   -    $11,307   -

NET YIELD ON
  AVERAGE EARNING
  ASSETS          $    -   $      - 4.71% $   -    $ -      4.64% $   -    $ -      4.43%

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

(5)    Includes Insured Money Fund, NOW, Club Accounts, and other Savings.

VOLUME/RATE ANALYSIS
(First Citizens            1997 Compared to 1996           1996 Compared to 1995
 National Bank)              Due to Changes in:             Due to Changes in:

                                            Total                         Total
                        Average  Average  Increase    Average  Average Increase
                        Volume    Rate   (Decrease)   Volume    Rate  (Decrease)

                                               (in thousands)
Interest Earned On:

   Loans                 $ 1,682 $   (28)   $1,654      $ 2,002 $    48 $ 2,050

   Taxable Investments       111      99       210          335      70     405

   Tax Exempt Investment
     Securities              (20)      6       (14)          25      -       25

   Interest Bearing
    Deposits with Other
     Banks                     3       0         3            5      (5)      0


   Federal Funds Sold and
     Securities purchased
     under agreements to
     resell                  (11)       1       (10)       (87)     (2)     (89)


   Lease Financing             0        0         0        (1)      -        (1)

TOTAL INTEREST EARNING
     ASSETS               $1,765   $   78     $1,843   $ 2,279  $   111  $ 2,390


Interest Paid On:
   Savings Deposits          244      148        392       241      105      346

   Time Deposits             174     (140)        34       587     (404)     183

   Federal Funds Purchased
     and Securities Sold
     Under Agreement to
     Repurchase              282       73        355       244      (70)     174

TOTAL INTEREST BEARING
     LIABILITIES          $  700  $    81      $  781    $ 1,072 $  (369) $  703

    INTEREST EARNINGS     $1,065  $   (3)      $1,062    $ 1,207 $   480  $1,687


A summary of average interest earning assets and interest bearing liabilities is set forth in the preceding table together with average yields on the earning assets and average cost on the interest bearing liabilities. Total interest earning assets increased 6.63% and 9.66% when comparing 1997 to 1996 and 1995. Total interest bearing liabilities increased 10.35% and 10.04% when comparing 1997, 1996 and 1995 respectively. Total interest earning assets averaged $298,827,000 at an average rate of 8.97% while total interest bearing liabilities averaged $265,616,000 at an average rate of 4.80%. Net yield on average earning assets (annualized) was 4.71%, 4.64%, and 4.43% for the years 1997, 1996, and
1995. Maintaining interest rate margins achieved in prior years proved more difficult in 1995 due to higher rates paid on deposits. However, 1996 and 1997 cost of funds was reduced, thereby improving interest rate margins. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

LOAN PORTFOLIO ANALYSIS

COMPOSITION OF LOANS
                                          December 31
                                      (in thousands)
                          1997       1996     1995      1994     1993
Real Estate Loans:
Construction            $ 22,697  $ 17,130  $ 12,954  $ 10,511  $  7,675
Mortgage                $136,333  $127,080  $107,844  $ 97,310  $ 87,314

Commercial, Financial
and Agricultural Loans  $ 41,929  $ 42,067  $ 45,061  $ 38,843  $ 35,626
Installment Loans to
Individuals             $ 25,904  $ 22,743  $ 23,718  $ 19,117  $ 15,901

Other Loans             $ 2,414   $  2,369  $  2,329  $  3,000  $  2,806

TOTAL LOANS             $229,277  $211,389  $191,906  $168,781  $149,322

CHANGES IN LOAN CATEGORIES

             December 31, 1997 as compared to December 31, 1996
                               (in thousands)

                         Amount of Increase            % of Increase

Loan Category               (Decrease)                   (Decrease)

Real Estate                  $14,820                      10.28%


Commercial, Financial
  and Agricultural           $  (138)                      (.33%)


Installment Loans to
 Individuals                 $ 3,161                      13.90%


Other Loans                  $    45                       1.90%

TOTAL LOANS                  $17,888                       8.47%

Total loans at 12/31/97 were $229,277,000 compared to $211,387,000 for the same time period in 1996. A comparison of growth in the portfolio indicates the largest percentage of growth is centered in Real Estate. Mortgage and construction loans increased approximately $14 million in 1997 and $23 million in 1996. Growth in this category in 1995 exceeded 19 percent. The upward trend is attributed to substantial growth in both population and number of households recorded in Dyer county over the past decade. Commercial, financial, and agriculture loan growth remained flat when comparing 1997 and 1996.

Agriculture resources comprise a significant portion of the Dyer County Market. Total land in farms is approximately 230,906 acres with an average value of $449,501.00. Average machinery value per farm is $76,449.00. First Citizens investment in agriculture real estate loans totals $16.2 million while crop production and equipment loans total $11.3 million. Total gross agriculture income posted in 1997 from the sale of agriculture products was $79,203,850. Dyer County ranks as the number one producer of soybeans, grain sorghum, commercial vegetables and rice in the state of Tennessee. Agriculture credits listed on the bank's problem list total $1,549,047 as of 12/31/97 including FmHA guaranteed portion of $738,449.

First Citizens is located in the Dyersburg/Dyer County Trade Area, having a population of 40,000. The entire trade area has out paced both the state and the nation in per capita personal income growth since the early 1980's. The State of Tennessee projects that per capita income in the area will be greater than the national average by the year 2000. Per capital income in Dyersburg/Dyer County was $18,512 at year end 1994, up from $6,739 at year end 1979. The mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing 40.5%. Dyer County's unemployment rate at year end was 4.8% down from November's rate of 5.2%. The loan portfolio is made up of quality loans, and is well diversified with no concentrations of credit in any one industry. Problem loans totaled $4,038,229 (1.76% of total loans) at 12/31/97 compared to $2,856,235 (1.35% of total loans at 12/31/96. ) Total non-performing loans were .25% of total portfolio, at 12/31/96 compared to .65% for peer group banks. Bennett Funding reported in 1996 and 1997 as a problem loan (starting balance of $991,000 in 1996) was paid in full in February 1997. A partial recovery of the chargeoff amount of $300,000 is also expected. Experience of the lending staff and adherence to policy lends a comfort level to the portfolio that supports the Loan Loss Allowance at the present level.

The book value of repossessed real property held by Bancshares at year end was $0 compared to $194,000 at 1996 and $935,000 at 12/31/95. The balance was significantly reduced as a result of the sale of the Strip Shopping Center (at a loss of $18,000) in November, 1996. The remaining balance in 1996 represents property purchased for expansion of the branch located on Highway 51 Bypass valued at $164,000. In 4th quarter of 1997, the property was reclassified from ORE to bank premises and equipment. Expansion of the Midtown branch is planned for in the year 1999. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

The average yield on loans of First Citizens National Bank for the years indicated are as follows:

         1997 -  9.70%
         1996 -  9.71%
         1995 -  9.69%
         1994 -  9.12%
         1993 -  9.46%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $37,878,000 at 12/31/97.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                           Due after
                          Due in one       one year but          Due after
                          year or less     within five years     five years
                                            (in thousands)

Real Estate                 $38,812           $114,944            $ 5,274

Commercial, Financial
 and Agricultural           $23,144            $16,216            $ 2,569

All Other Loans             $ 6,600            $21,589            $   129

  TOTALS                    $68,556           $152,749            $ 7,972

Loans with Maturities After One Year for which:
                                                (in thousands)
Interest Rates are Fixed or Predetermined             $125,933
Interest Rates are Floating or Adjustable             $ 16,097

The degree of interest rate risk that a bank is subject to can be controlled through a well managed asset/liability management program. First Citizens controls interest rate risk by matching assets and liabilities, (by employing interest-sensitive funds in assets that are also interest sensitive). One tool used to ensure market rate return is variable rate loans. Loans totaling $84,653,000 or 36.92% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. Loan maturities in the one to five year category increased to $152,749,000 at 12/31/97 from $125,165,000 at 12/31/96 as a result of customer demand to lock in fixed rates for a longer period of time. The trend exhibited by consumers in recent years to lock in interest rates is projected to continue in 1998.

NON-PERFORMING LOANS

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties (First Citizens National Bank)
                                               December 31
                                              (in thousands)

                        1997      1996      1995     1994     1993
Nonaccrual Loans        $ 440    $1,118    $  836    $  945    $1,079
Restructured Loans          0         0         0         0         0
Foreclosed Property
  Other Real Estate,        0        50       111       148        98
  Other Repossessed
    Assets                  0         0         0         0         0
Loans and leases 90 days
  Past due and still
  accruing interest       164       177       313     1,044       322
Total Nonperforming
  Assets                $ 604    $1,295    $1,260    $2,137    $1,499
Nonperforming assets
 as a percent of
 loans and leases
 plus foreclosed
 property at end
 of year                  .27%     .62%      .66%     1.27%     1.01%

Allowance as a percent of:
 Nonperforming
   assets              461.76%  176.22%   175.88%    96.12%   111.81%
Gross Loans              1.22%    1.08%     1.16%     1.22%     1.12%
Addition to Reserve as a
  percent of Net
  Charge-Offs          364.07%  112.16%   180.20% 1,675.00%    93.69%
Loans and leases 90 days
  past due as a percent of
  loans and leases at year
  end                     .08%     .09%     .17%       .62%      .22%
Recoveries as a
  percent of Gross
  Charge-Offs           41.11%   20.15%   44.66%     87.10%    28.79%

Total Non Performing Assets were $604,000 as of 12/31/97 compared to $1,295,000 at year end in 1996. Non performing Assets as a percent of loans was .27% compared to .62% in 1996 and .66% in 1995. Allowance for Loan Losses as a percent of Nonperforming assets and total loans was 461.76% and 176.22% respectively. Loan policy calls for an allowance balance of at least 1% of total loans. Continued improvements reflected in the financial ratios are indicative of well communicated loan policies and procedures. Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The banks' policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by it contractual term. A debt is well secured if it is secured
(1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the twelve months ending 12/31/97 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $42,000. Interest income on loans reported as ninety days past due and on interest accrual status was $16,000 for 1997. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". First Citizens has no Restructured Loans for the period being reported.

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

LOAN LOSS EXPERIENCE & RESERVE FOR LOAN LOSSES (in thousands)

                           1997      1996      1995      1994      1993
Average Net Loans
Outstanding            $ 220,985  $203,663   $183,018  $160,254  $141,664
Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  2,282   $  2,216   $  2,054  $  1,676  $  1,703
Loan Charge-Offs       $   (326)  $   (680)  $   (365) $   (186) $   (601)
Recovery of Loans
Previously Charged Off $    134   $    137   $    163  $    162  $    173

Net Loans Charged Off  $   (192)  $   (543)  $   (202) $    (24) $   (428)
Additions to Reserve
Charged to Operating
Expense                $    699   $    609   $    364  $    402   $   401
Balance at End of
Period                 $  2,789   $  2,282   $  2,216  $  2,054   $ 1,676

Ratio of Net Charge-
Offs to Average Net
Loans Outstanding          .09%       .27%      .11%      .01%       .30%

The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years. The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the quarter just ended consisted of (1) Loans charged off of $326,000 (2) Recovery of loans previously charged off $134,000 and
(3) Additions to reserves totaling $699,000.

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

LOAN LOSS ALLOWANCE ANALYSIS

                          AVERAGE         PERCENT   CURRENT   RESERVE
          LOSS 1 YR.      BALANCE 1 YR.             BALANCE   REQUIRED

  I. CREDIT      $         GROSS  $             %     $          $
     CARDS

 II. INSTALL.    $         NET    $             %     $          $
     LOANS

III. IMPAIRED WITH ALLOCATIONS                        $          $
     IMPAIRED WITHOUT ALLOCATIONS                     $          $
                                        ALLOWANCE
 IV. DOUBTFUL                              50.00%     $          $
     SUBSTANDARD                           10.00%
  ACCOUNTS RECEIVABLE FACTORING          1.00%
     WATCH                                  5.00%
     OTHER LOANS NOT LISTED PREVIOUSLY       .75%
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

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/98 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural            $150,000
  Real Estate-Construction                               0
  Real Estate-Mortgage                              80,000
  Installment Loans to individuals & credit cards  120,000
  Lease financing                                        0

            01/01/98 through 12/31/98   Total     $350,000

The following table will identify charge-offs by category for the periods ending December 31 as indicated:

                                                  Year Ending December 31
                                                      (in thousands)
                                         1997      1996         1995        1994
Charge-offs:
 Domestic:
  Commercial, Financial & Agricultural $   23     $ 432         $   54    $   32
Real Estate-Construction                    0         0              0         0
  Real Estate-Mortgage                      0        20            113        22
  Installment Loans to individuals
   & credit cards                         303       228            198       132
  Lease financing                           0         0              0         0
                Total                  $  326     $ 680         $  365    $  186


Recoveries:
 Domestic:
  Commercial, Financial & Agricultural $   43     $  32         $   38    $  30
  Real Estate-Construction                  0         0              0        0
  Real Estate-Mortgage                      2         3             19       12

Installment Loans to individuals
   & credit cards                          89       102            106      120

  Lease financing                           0         0              0        0

                               Total   $ 134      $ 137        $   163    $ 162

Net Charge-offs                        $(192)     $(543)       $  (202)   $ (24)


COMPOSITION OF INVESTMENT SECURITIES
                                              December 31
                                             (in thousands)

                               1997     1996     1995     1994     1993
U. S. Treasury &
 Government Agencies         $58,148  $62,194  $59,462  $47,042  $42,502

State & Political
 Subdivisions                $10,633  $10,569  $10,776  $10,883  $12,774

All Others                   $ 2,395  $ 2,984  $ 3,654  $ 4,801  $ 5,471

                  TOTALS     $71,176  $75,747  $73,892  $62,726  $60,747

MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 1997
                                   (in thousands)

                                  Maturing          Maturing        Maturing
                 Maturing      After One Year    After Five Years     After
              Within One Year Within Five Years Within Ten Years    Ten Years
              Amount Yield    Amount   Yield     Amount   Yield  Amount Yield
U. S. Treasury
and Government
Agencies      $ 7,889   6.43%  $15,323   6.67%  $25,404 7.17%  $ 9,532 7.33%

State and
Political
Subdivisions* $   951   6.48%  $ 6,209   6.75%  $ 1,532 7.58%  $ 1,941 7.64%

All Others    $   ---    ---%  $   ---     ---  $ 2,395 6.69%  $  ----   ---

TOTALS        $ 8,840   6.44%  $21,532   6.70%  $29,331 7.15%  $11,473 7.39%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

HELD TO MATURITY & AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 1997

                                        Held to Maturity   Available for Sale
                                                    (in thousands)
                                        Amortized  Fair     Amortized   Fair
                                          Cost     Value       Cost     Value

U.S. Treasury Securities                    500       499     5,507     5,588
U.S. Government Agency
  obligations (exclude mortgage-backed
  securities):
  Issued by U.S. Govt. Agencies (2)           0         0          0        0
  Issued by U.S. Govt.-Sponsored
      Agencies (3)                       13,902    13,895     28,886   29,165
Securities issued by states & political
  subdivisions in the U.S.:
  General Obligations                     2,320     2,334      4,285    4,335
  Revenue Obligations                     3,030     3,052        923      946
  Industrial development &
   similar obligations                        0         0          0        0
Mortgage-backed Securities (MBS):
  Pass-through securities:
   Guaranteed by GNMA                       209       214      3,293    3,345
   Issued by FNMA & FHLMC                   582       586        304      302
   Other pass-through securities              0         0          0        0
  Other mortgage-backed securities
   (include CMOs, REMICs and stripped
   MBS):
   Issued or guaranteed by FNMA & FHLMC
    or GNMA                               1,037     1,030      3,494    3,520
   Collateralized by MBS
    issued or guaranteed by
    FNMA, FHLMC or GNMA                       0         0          0        0
   All other mortgage-backed securities       0         0          0        0
Other Debt Securities:
  Other domestic debt securities              0         0          0        0
  Foreign debt securities                     0         0          0        0
Equity Securities:
  Investments in Mutual Funds and             0         0          0        0
  other equity securities with readily
    determinable fair values                  0         0        300      304
  All other equity securities (1)             0         0      2,091    2,091
Total                                    21,580    21,610     49,083   49,596

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

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public funds deposits. Investment activity for 1997 was driven by strong loan demand and Financial Accounting Standard No. 115 (further explanation is contained within this section as well as footnotes included in the Auditors Report) which addresses Accounting in Certain Investments in Debt and Equity Securities. The investment portfolio, which currently totals $70,258,870, is comprised of U. S. Treasury and U. S. Agency Obligations of $58,148,000, Municipal Obligations of $10,633,000, and all other investments totaling $2,395,000. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

The fixed rate holdings currently have an expected average life of 2.4 years. It is estimated that this average life would extend to 5.3 years should rates go up by 100 basis points and 6.0 years if rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points, the average life would decrease to 1.6 years.

In terms of price sensitivity, we estimate that if rates go up 100 basis points the market value of the portfolio would fall by 3.4%, while rates up 200 basis points would impact the market value by a negative 8.0%. This is equal to the price sensitivity of the 4-year Treasury bond, which is consistent with the current average life profile of the portfolio. If rates go down 100 basis points, we estimate that the market value would increase by 1.7%.

The adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 6.2 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolios for Held-to-Maturity, Available for Sale, and Trading Account Investments. As of 12/31/97 approximately 63 percent of the bank's total portfolio was placed in the Held For Sale Account while the remaining 37 percent is contained in the Held to Maturity Account. FASB 115 also requires banks to mark to market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. Mark to market resulted in a positive capital entry of $512,293 as reflected on the 12/31/97 balance sheet. Mark to market impact to capital on 12/31/96 was a positive $159,542. All purchase and sale transactions in 1997 were made in accordance with specifications set forth in FASB 115. The trading account at 12/31/97 maintained a zero balance. First Citizens has not engaged in Derivative activities as defined by paragraphs 5 thru 7 of FASB 119.

Maturities in the portfolio are made up of 16.00% within one year, and 43.3% maturing after one year and within five years. Maturities on future investment purchases will be structured to meet loan demand as well as projected changes in interest rates.

Gains/Losses reflected in year-end income statements attributable to trading account securities:

   Year Ended
     12/31       Gains        Losses           Net

     1997      $    0.00    $    0.00     $     0.00
     1996      $    0.00    $    0.00     $     0.00
     1995      $    0.00    $    0.00     $     0.00
     1994      $    0.00    $    0.00     $     0.00

The following table allocates by category unrealized Gains/Losses within the portfolio as of December 31, 1997 (in thousands):

                                  Unrealized              Net
                              Gains        Losses     Gains/Losses

U.S. Treasury
  Securities                $    81        $   0       $    81

Obligations of U.S.
  Government Agencies
  and Corporations          $   464        $ 115       $   349

Obligations of States
  and Political
  Subdivisions              $   109        $    1      $   108

Federal Reserve and
  Corporate Stock           $     5        $    0      $     5

TOTALS                      $   659        $ 116       $   543


LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risk. Slower deposit growth in recent years has forced banks to seek alternative funding sources in order to meet loan demand. First Citizens has resolved this issue by becoming a member of the Federal Home Loan Bank and establishing a credit line sufficient to meet all liquidity needs.

As a result, the company has experienced no problem with liquidity during any of the years under review and anticipates that all liquidity requirements will be effectively met in the future. Adherence to a strict Asset/Liability Management Policy will ensure our ability to effectively manage future interest rate risk.

Liquidity, which is determined by a comparison of net liquid assets to net liabilities, remains between 10% and 15%. The stability of our deposit base, sound asset/liability management, a strong capital base and quality assets assure adequate liquidity. Loan to deposit ratio at 12/31/97 was 85.68%. Two factors primarily affecting liquidity in 1997, were loan demand in excess of budget projections and customer demand to lock in low interest rates for longer periods of time. Solid deposit growth centered primarily in time deposits provided a steady source of funds to meet liquidity needs. Other sources available to meet liquidity needs were (1) approved lines of credit with Federal Home Loan Bank and correspondent banks totaling $54 million (2) Loans and investments in excess of $77,396,000 maturing within one year and (3) approximately 63% of the banks' total investments placed in the held-for-sale account.

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

                                                  CONDENSED GAP REPORT
12/31/97                                            CURRENT BALANCES
                                                    (in thousands)
                                    DAILY     0-1        1-2      2-3      3-6     6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS   MONTHS  MONTHS
CASH AND DUE FROM:
CASH AND DUE FROM        12,217       -          -          -         -        -       -
MONEY MARKET                295     295          -          -         -        -       -

TOTAL CASH & DUE FROM    12,512     295          -          -         -        -       -

INVESTMENTS
US TREASURIES             6,087       -          -          -     1,080    1,981       -
US AGENCIES              38,694       -          -         93     1,000    2,619   1,192
VARIABLE AGENCIES        13,368       -      1,618      1,000     2,500    2,500   5,750
MUNICIPALS               10,632       -          -          -         -      951       -
EQUITIES                  2,395       -          -          -         -        -       -
TOTAL INVESTMENTS        71,176       -      1,618      1,093     4,580    8,051   6,942

LOANS:
COMMERCIAL FIXED         28,217       -      3,074      2,230     1,414    4,137   3,373
COMMERCIAL VARIABLE      11,717       -     11,717          -         -        -       -
REAL ESTATE VARIABLE     15,887       -     14,799          -         -    1,088       -
REAL ESTATE FIXED       138,965       -      9,942      1,693     3,789    7,722  14,719
HOME EQUITY LOANS         4,864       -      4,147          -        51      414     252
SEC MORTGAGE              1,112       -      1,112          -         -        -       -
INSTALLMENT LOANS        24,526       -        728        231       268      859   1,765
INSTALLMENT VARIABLE         11       -         11          -         -        -       -
FINANCE COMPANY           1,121       -          -          -         -      500     621
FLOOR PLAN                  453     453          -          -         -        -       -
CREDIT CARDS              1,757       -          -          -         -        -   1,757
FACTORING REC                50       -         50          -         -        -       -
OVERDRAFTS                  597       -        597          -         -        -       -
TOTAL LOANS             229,277     453     46,177      4,154     5,522   14,720  22,487
LOAN LOSS RESERVE         2,789       -          -          -         -        -       -

NET LOANS               226,488     453     46,177      4,154     5,522   14,720  22,487

FED FUNDS SOLD            5,075   5,075          -          -         -        -       -
TOTAL FED FUNDS SOLD      5,075   5,075          -          -         -        -       -

TOTAL EARNING ASSETS    302,739   5,528     47,795      5,247    10,102   22,771  29,429

OTHER ASSETS:
BUILDING, F&F & LAND      8,012       -          -          -         -        -       -
OTHER ASSETS              8,690       -          -          -         -        -       -
TOTAL OTHER ASSETS       16,702       -          -          -         -        -       -

TOTAL ASSETS            331,953   5,823     47,795      5,247    10,102   22,771  29,429

DEMAND DEPOSITS:
DEMAND DEPOSITS          32,748       -          -          -         -        -       -

TOTAL DEMAND             32,748       -          -          -         -        -       -

SAVINGS ACCOUNTS:
REGULAR SAVINGS          16,641  16,641          -          -         -        -       -
NOW ACCOUNT              25,852  25,852          -          -         -        -       -
BUSINESS CHECKING           262     262          -          -         -        -       -
IMF-MMDA                  9,818   9,818          -          -         -        -       -
FIRST RATE ACCOUNT       25,015  25,015          -          -         -        -       -
DOGWOOD CLUB              5,030   5,030          -          -         -        -       -

TOTAL SAVINGS            82,618  82,618          -          -         -        -       -

                     CONDENSED GAP REPORT
12/31/97                       CURRENT BALANCES
                        (in thousands)
                          1-2      2+
                         YEARS    YEARS
CASH AND DUE FROM:
CASH AND DUE FROM             -  12,217
MONEY MARKET                  -       -

TOTAL CASH & DUE FROM         -  12,217

INVESTMENTS
US TREASURIES               500   2,526
US AGENCIES               2,207  31,583
VARIABLE AGENCIES             -       -
MUNICIPALS                2,290   7,391
EQUITIES                      -   2,395
TOTAL INVESTMENTS         4,997  43,895

LOANS
COMMERCIAL FIXED          2,312  11,677
COMMERCIAL VARIABLE           -       -
REAL ESTATE VARIABLE          -       -
REAL ESTATE FIXED        12,302  88,798
HOME EQUITY LOANS             -       -
SEC MORTGAGE                  -       -
INSTALLMENT LOANS         4,405  16,270
INSTALLMENT VARIABLE          -       -
FINANCE COMPANY            -      -
FLOOR PLAN                    -       -
CREDIT CARDS                  -       -
FACTORING REC                 -       -
OVERDRAFTS                    -       -
TOTAL LOANS              19,019 116,745
LOAN LOSS RESERVE             -   2,789

NET LOANS                19,019 113,956

FED FUNDS SOLD                -       -

TOTAL FED FUNDS SOLD          -       -

TOTAL EARNING ASSETS     24,016 157,851

OTHER ASSETS:
BUILDING, F&F & LAND          -   8,012
OTHER ASSETS                  -   8,690

TOTAL OTHER ASSETS            -  16,702

TOTAL ASSETS             24,016 186,770

DEMAND DEPOSITS:
DEMAND DEPOSITS               -  32,748

TOTAL DEMAND                  -  32,748

SAVINGS ACCOUNTS:
REGULAR SAVINGS               -       -
NOW ACCOUNT                   -       -
BUSINESS CHECKING             -       -
IMF-MMDA                      -       -
FIRST RATE ACCOUNT            -       -
DOGWOOD CLUB                  -       -

TOTAL SAVINGS                 -       -

                                            CONDENSED GAP REPORT
12/31/95                                     CURRENT BALANCES
                                              (in thousands)
                                    DAILY     0-1        1-2      2-3       3-6    6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS    MONTHS  MONTHS

TIME DEPOSITS:
CD 1 - 2 MONTHS           7,353       -      5,311      2,029        13        -       -
CD 3 MONTHS                 782       -        406        149       227        -       -
CD 4 - 5 MONTHS          10,309       -        203      2,055     2,000    6,051       -
CD 6 MONTHS              18,353       -      3,936      2,542     2,884    8,978      13
CD 7 - 11 MONTHS          3,095       -         46        467       126      442   2,014
CD 12 MONTHS             14,576       -        748        521       858    3,159   9,290
CD 13 - 17 MONTHS        17,306       -          9          -         -    4,794  11,535
CD 18 - 23 MONTHS           547       -          -          -         -       50     209
CD 24 MONTHS              6,428       -         42        124       232      964     761
CD 25 - 30 MONTHS         7,953       -          -          4        52      861   3,206
CD 31 - 59 MONTHS        12,736       -        340          1        22    3,175     426
CD 31 - 59 MONTHS
  VARIABLE                   87       -          -         15         -       60       -
CD 60 MONTHS              5,722       -        110         71       168      533     947
CD 60 MONTHS VARIABLE       973       -          -          -        63       60     180
CD SWEET 16              23,140       -      1,074      1,421     2,293    6,343   8,657
CD 7 MONTH                1,807       -        340        608       390      229     240
IRA-FLOATING                148       -        148          -         -        -       -
IRA FIXED                20,590       -        741      1,063       667    2,221   4,036
CHRISTMAS CLUB              165       -          -          -         -        -      82

TOTAL TIME              152,070       -     13,454     11,070     9,995   37,920  41,596

TOTAL DEPOSITS          267,436  82,618     13,454     11,070     9,995   37,920  41,596

SHORT TERM BORROWINGS:
TT&L                      1,000       -          -          -         -        -       -
SECURITIES SOLD-SWEEP    13,927  13,927          -          -         -        -       -
SECURITIES SOLD-FIXED     7,838       -      2,442      1,340     1,850      891   1,099
FHLB-LIBOR INVESTMENT     3,947   3,947          -          -         -        -       -
FHLB-LONG TERM            1,866       -          -          -         -        -       -
NOTES PAYABLE-FINANCE   1,000   1,000      -          -         -        -       -
TOTAL SHORT TERM BORR.   29,578  18,874      2,442      1,340     1,850      891   1,099

OTHER LIABILITIES:
OTHER LIABILITIES         3,364       -          -          -         -        -       -

TOTAL OTHER LIABILITIES   3,364       -          -          -         -        -       -

TOTAL LIABILITIES       300,378 101,492     15,896     12,410    11,845   38,811  42,695

CAPITAL:
STOCK, SURPLUS, P.I.C.    6,000       -          -          -         -        -       -
UNREALIZED GAIN (LOSSES)    307       -          -          -         -        -       -
UNDIVIDED PROFITS        25,268       -          -          -         -        -       -

TOTAL CAPITAL            31,575       -          -          -         -        -       -

TOTAL LIAB'S & CAPITAL 331,953  101,492     15,896     12,410    11,845   38,811  42,695

GAP (SPREAD)                  - -95,669     31,899     -7,163    -1,743  -16,040 -13,266
GAP % TOTAL ASSETS            -  -28.82       9.61      -2.16     -0.53    -4.83   -4.00
CUMULATIVE GAP                - -95,669    -63,770    -70,933   -72,676  -88,716-101,982
CUM. GAP % TOTAL ASSETS       -  -28.82     -19.21     -21.37    -21.89   -26.73  -30.72
SENSITIVITY RATIO             -    0.06       0.46       0.45      0.49     0.51    0.54

                          CONDENSED GAP REPORT
12/31/97                   CURRENT BALANCES
                             (in thousands)

                          1-2       2+
                         YEARS     YEARS
TIME DEPOSITS:
CD 1 - 2 MONTHS               -       -
CD 3 MONTHS                   -       -
CD 4 - 5 MONTHS               -       -
CD 6 MONTHS                   -       -
CD 7 - 11 MONTHS              -       -
CD 12 MONTHS                  -       -
CD 13 - 17 MONTHS           968       -
CD 18 - 23 MONTHS           288       -
CD 24 MONTHS              4,291      14
CD 25 - 30 MONTHS         3,699     131
CD 31 - 59 MONTHS           404   8,368
CD 31 - 59 MONTHS
  VARIABLE                    -      12
CD 60 MONTHS              1,633   2,260
CD 60 MONTHS VARIABLE       427     243
CD SWEET 16               3,352       -
CD 7 MONTH                    -       -
IRA-FLOATING                  -       -
IRA FIXED                 8,543   3,319
CHRISTMAS CLUB                -      83

TOTAL TIME               23,605  14,430

TOTAL DEPOSITS           23,605  47,178

SHORT TERM BORROWINGS:
TT&L                          -   1,000
SECURITIES SOLD-SWEEP         -       -
SECURITIES SOLD-FIXED       112     104
FHLB-LIBOR INVESTMENT         -       -
FHLB-LONG TERM                -   1,866
NOTES PAYABLE-FINANCE         -       -
TOTAL SHORT TERM BORR.      112   2,970

OTHER LIABILITIES:
OTHER LIABILITIES             -   3,364

TOTAL OTHER LIABILITIES       -   3,364

TOTAL LIABILITIES        23,717  53,512

CAPITAL:
STOCK, SURPLUS, P.I.C.        -   6,000
UNREALIZED GAIN (LOSSES)            307
UNDIVIDED PROFITS             -  25,268

TOTAL CAPITAL                 -  31,575

TOTAL LIAB'S & CAPITAL   23,717  85,087

GAP (SPREAD)                299 101,683
GAP % TOTAL ASSETS         0.09   30.63
CUMULATIVE GAP         -101,683       -
CUM. GAP % TOTAL ASSETS  -30.63       -
SENSITIVITY RATIO          0.59    1.00

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

RETURN ON EQUITY AND ASSETS
FIRST CITIZENS BANCSHARES, INC.
                                    1997    1996     1995  1994    1993
Percentage of Net Income to:
Average Total Assets                1.32%   1.22%   1.00%  1.20%  1.17%
Average Shareholders Equity        13.54%  13.09%  10.60% 12.93% 13.48%
Percentage of Dividends Declared
 Per Common Share to Net Income
 Per Common Share                  35.78%  32.28%  35.56% 29.23% 25.62%
Percentage of Average Shareholders'
 Equity to Average Total Assets     9.71%   9.34%   9.32%  9.27%  8.71%

Return on assets is a measurement of the firms profitability in terms of asset utilization. Total assets at 12/31/97 were $333,288,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising rates paid on interest bearing deposits had a significant impact on earnings the first half of 1995. Results of operations for 1997 & 1996 reflected significant improvement over previous years.

The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio, seek fee income opportunities and to maintain market share by providing quality customer service. The Bank's management and employees are rewarded with incentive compensation based on the level of ROA achieved at year end. The incentive program is in place that challenges the staff by offering incrementally increased incentives based on a return on assets up to 2%.

Percentage of dividends declared per common share to net income per common share increased 3.5% in 1997, the result of significantly improved earnings. Numbers of shares outstanding continues to increase as a result of stock issued on a quarterly basis to service the Dividend Reinvestment Program. A stock repurchase program, approved by the Board of Directors in 1994 for the purpose of acquiring shares on the open market to service the Dividend Reinvestment Program continues to be ineffective. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under the terms of the repurchase program, the company will repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come, first served basis. In January 1998, the cash option program was made available to shareholders. Under this program, existing shareholders are afforded the opportunity to purchase common stock having a monetary value up to $5,000 in any calendar quarter.

Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

CAPITAL RESOURCES/TOTAL ASSETS - YEAR-END TOTALS
FIRST CITIZENS BANCSHARES, INC.

    1997    1996       1995       1994      1993

    9.94%   9.46%      9.30%      9.30%      9.24%

Cash Dividends to Shareholders for 1997, 1996, and 1995 respectively were $2.00, $1.60 and $1.30. Total shares outstanding were 750,718, 741,516, and 733,399 at 12/31/97, 1996 and 1995. An Amendment to the
Articles of Association ratified by Shareholders in April, 1993 approved an increase in number of shares authorized from 750,000 to 2,000,000.
In September, 1993 a 2.5 for l stock split on the Common Capital Stock of Bancshares was declared to holders of record as of October 15, 1993. The number of shares outstanding increased proportionately with changes to the capital account. In addition, a 10% stock dividend was declared payable December 15, 1992 which provided for issuance of one share of stock for each 10 shares owned, with payment of fractional shares being made in cash. Twenty-five thousand one hundred fifty-eight shares were issued as a result of the dividend.

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve. The risk-based capital ratio for Bancshares as of 12/31/97 and 12/31/96 was 15.13% and 14.72%
respectively, significantly above the 8.0 percent level required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           Independent Auditors' Report

Board of Directors
First Citizens Bancshares, Inc.
Dyersburg, Tennessee  38024

We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First
Citizens Bancshares, Inc., and Subsidiary as of December 31, 1997 and 1996, and their results of operations and cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.



Dyersburg, Tennessee
January 23, 1998


                     Carmichael, Dunn, Creswell & Sparks CPAs

                       FIRST CITIZENS BANCSHARES, INC.,
                             AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1997 and 1996

                                                          1997          1996
    ASSETS
Cash and due from banks                              $  13,770,773 $ 12,507,293
Federal funds sold                                       5,075,000    1,000,000
Investment securities
  Securities held-to-maturity (fair value
  of $21,609,775 at December 31, 1997 and
  $28,097,406 at December 31, 1996)                     21,579,660   28,059,382
   Securities available-for-sale, at fair value         49,595,880   47,687,500
 Loans - (net of unearned income of
   $1,621,643 in 1997 and $1,520,885 in 1996)          229,276,999  211,389,096
   Less:  Allowance for loan losses                      2,788,555    2,282,231
     Net Loans                                         226,488,444  209,106,865
Premises and equipment                                   8,177,113    8,135,023
Accrued interest receivable                              3,885,355    3,697,639
Other assets                                             4,715,468    2,877,297

     TOTAL ASSETS                                     $333,287,693 $313,070,999


LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
 Deposits
   Demand                                               32,734,353   27,882,403
   Time                                                152,238,858  149,023,682
   Savings                                              82,616,760   79,507,938
Total Deposits                                         267,589,971  256,414,023
Securities sold under agreement to repurchase           21,765,482   21,225,315
Long-term debt                                           7,813,023    2,996,480
Other liabilities                                        2,993,865    2,831,975
     Total Liabilities                                 300,162,341  283,467,793

Stockholders' Equity
 Common stock, par value $1;
  shares authorized 2,000,000
 Issued and outstanding -
 750,718 shares in 1997
 741,516 shares in 1996                                    750,718      741,516
Surplus                                                 10,669,349   10,096,882
Retained earnings                                       21,405,351   18,678,876
Unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes                                   307,376       94,600
   Less treasury stock, at cost 158 shares in 1997;
   40 shares in 1996                                        (7,442)      (8,668)
     Total Stockholders' Equity                         33,125,352   29,603,206

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $333,287,693 $313,070,999



    See accompanying notes to consolidated financial statements.

                                      FIRST CITIZENS BANCSHARES, INC.,
                                             AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                 Years ended December 31, 1997, 1996, 1995

                                            1997         *1996           *1995
    Interest Income

Interest and fees on loans            $21,421,663   $19,769,117    $17,720,050
Interest and dividends on
  investment securities:
    Taxable                             4,382,119     4,254,795      4,029,277
    Tax-exempt                            481,543       497,826        482,209
    Dividends                             211,022       180,794         61,928
Other interest income                     120,660        76,846        197,635
Lease financing income                                        338          1,487
    Total Interest Income              26,617,007    24,779,716     22,492,586

    Interest Expense

Interest on deposits                   11,056,774    10,601,172     10,039,401
Interest on long-term debt                602,829       395,514        347,683
Other interest expense                  1,080,206       962,014        794,169
    Total Interest Expense             12,739,809    11,958,700     11,181,253
Net Interest Income                    13,877,198    12,821,016     11,311,333
Provision for loan losses                 699,485       608,505        364,449
Net interest income after provision
 for loan losses                       13,177,713    12,212,511     10,946,884

    Other Income

Income from fiduciary activities          755,711       745,861        704,726
Service charges on deposit accounts 1,685,739 1,456,681 1,304,523 Other service charges, commissions,
 and fees                                 835,470       605,305        464,879
Securities gains net                       92,594       211,233         59,644
Other income                              377,179       349,407        186,137
    Total Other Income                  3,746,693     3,368,487      2,719,909

   Other Expenses

Salaries and employee benefits          5,980,198     5,497,388      5,171,955
Net occupancy expense                     448,121       445,720        340,663
Furniture and equipment expense           196,208       146,388        154,680
Depreciation                              986,797     1,011,677        930,292
Data processing expense                   333,433       304,451        227,812
Legal and professional fees               131,833       161,261        280,155
Stationary and office supplies            194,704       238,000        204,794
Other expenses                          2,246,738     2,032,839      2,317,900
    Total Other Expenses              $10,518,032    $9,837,724     $9,628,251

Net income before income taxes         $6,406,374    $5,743,274     $4,038,542

Provision for income tax expense        2,160,456     2,033,370      1,332,886

Net Income                             $4,245,918    $3,709,904     $2,705,656

Earnings Per Common Share:

  Net income                                 5.70          5.03           3.72

Weighted average shares outstanding       745,170       736,436        726,489

*Certain items have been reclassified to conform to current years format.


    See accompanying notes to consolidated financial statements.

                                                            FIRST CITIZENS BANCSHARES, INC.,
                                                                       AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                        Years Ended December 31, 1997, 1996 and 1995

                                                                                                         Unrealized
                                                                                                       Gain(Loss) on
                                                                                                     Securities Available
                                                                                                  For Sale Net of Applicable
                                                   Common Stock                                      Deferred Income
                                              Shares          Amount    Surplus      Retained Earnings   Taxes       Treasury Stock
Balance, January 1, 1995                      714,824        $714,824  $9,000,485     $ 14,423,084     $ (259,543)  $  (102)

Net income, year ended December 31, 1995                                                                2,705,656
Cash dividends paid - $1.30 per share                                                                    (962,348)
Sale of common stock                           18,575          18,575    719,315
Adjustment to record unrealized gain(loss)
 on securities available-for-sale, net of
 applicable deferred income taxes during
 the year                                                                                                 744,814

Treasury stock transactions-net                                              156                                      (1,679)

Balance, December 31, 1995                    733,399         733,399  9,719,956    16,166,392            485,271     (1,781)

Net income, year ended December 31, 1996                                             3,709,904
Cash dividends paid - $1.60 per share                                               (1,197,420)
Sale of common stock                            8,117           8,117    376,926
Adjustment of record unrealized gain(loss)
 on securities available-for-sale, net of
 applicable deferred income taxes during the year                                                        (390,671)
Treasury stock transactions-net                                                                                       (6,887)

Balance, December 31, 1996                    741,516         741,516 10,096,882    18,678,876             94,600     (8,668)

Net income, year ended December 31, 1997                                             4,245,918
Cash dividends paid - $2.00 per share                                               (1,519,443)
Sale of common stock                            9,202           9,202    572,467
Adjustment of unrealized gain (loss) on securities
  available-for-sale, net of applicable deferred
  income taxes during the year                                                                            212,776
Treasury stock transaction-net                                                                                         1,226

Balance, December 31, 1997                   $750,718        $750,718 $10,669,349   $21,405,351         $ 307,376    $(7,442)

   See accompanying notes to consolidated financial statements.

                           FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                     Years ended December 31, 1997, 1996, and 1995

                                               1997           1996        1995
         Operating Activities

Net income                                 $4,245,918    $3,709,904  $2,705,656
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                  699,485       608,505     364,449
   Provision for losses on other real estate                             53,404
   Provision for depreciation                 986,797     1,011,677     930,292
   Amortization of investment security discounts                         (3,000)
   Deferred income taxes                      147,765      (319,360)    (61,538)
   (Gains) losses on sale of other real estate                           36,004
   Realized and unrealized investment
     security (gains) losses                  (92,594)     (211,233)    (59,644)
   (Increase) decrease in accrued
     interest receivable                     (187,716)      253,461    (949,763)
   Increase (decrease) in accrued
     interest payable                        (141,369)      (67,981)    732,857

   (Increase) decrease in other assets     (1,985,936)   (1,053,334)    118,877
   Increase (decrease) in other
     liabilities                              303,259       148,547    (169,629)

        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                3,975,609     4,080,186   3,697,965

    Investing Activities

Proceeds of maturities of held-to-
  maturity investment securities            6,985,000     6,335,363   7,160,748
Purchases of held-to-maturity investment
  securities                                 (413,684)   (1,500,000)
Proceeds of sales and maturities of available-
  for-sale investment securities           13,577,097    13,705,781  11,639,381
Purchases of available-for-sale investment
  securities                              (15,271,701)  (20,576,139)(27,718,689)
Increase in loans - net                   (18,081,064)  (20,025,448)(23,326,723)
Purchase of premises and equipment         (1,028,887)     (316,167) (1,368,626)

       NET CASH PROVIDED USED
       BY INVESTING ACTIVITIES            (14,233,239)  (22,376,610)(33,613,909)


      Financing Activities

Net increase in demand deposits,
  NOW accounts and savings accounts       $ 8,067,126   $10,061,195 $ 3,557,638
Increase in time deposits-net               3,108,822     9,192,447  24,122,492
Increase in long-term borrowing             5,011,250                   527,173
Payment of principal on long-term debt       (194,707)   (1,655,423)
Proceeds from sale of common stock            581,669       385,043     737,890
Cash dividends paid                        (1,519,443)   (1,197,420)   (962,348)
Net increase in short-term
  borrowings                                  540,167     1,480,349   2,794,880
Treasury stock transactions-net                 1,226        (6,887)     (1,523)

     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                  15,596,110    18,259,304  30,776,202

    INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                     5,338,480       (37,120)    860,258

Cash and cash equivalents at beginning
   of year                                 13,507,293    13,544,413  12,684,155

    CASH AND CASH EQUIVALENTS AT
         END OF YEAR                      $18,845,773   $13,507,293 $13,544,413

Cash payments made for interest and income taxes during the years presented are as follows:

                                               1997        1996         1995
Interest                                  $12,884,178   $11,997,839  $10,448,396
     Income taxes                           2,355,181     1,972,000    1,567,316

    See accompanying notes to consolidated financial statements.

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
                    December 31, 1997 & 1996

Note 1 - Summary of Significant Accounting and Reporting
Policies

The accounting and reporting policies of First Citizens
Bancshares, Inc., and Subsidiary conform to generally accepted accounting principles. The significant policies are described as follows:

BASIS OF PRESENTATION

The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and First Citizens National Bank. First Citizens Bancshares, Inc.'s, investment in its Subsidiary shown on the Parent Company Balance Sheet (Note
13), is stated at equity in the underlying assets. All significant inter-company items are eliminated in consolidation.

NATURE OF OPERATIONS
The Company and its subsidiary provide commercial banking services of a wide variety to individuals and corporate customers in the Mid-Southern United States with a concentration in northwest Tennessee. The Company's primary products are checking and savings deposits and residential, commercial and consumer lending.

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

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    December 31, 1997 & 1996

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

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    December 31, 1997 & 1996

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

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    December 31, 1997 & 1996


Note 2 - Investment Securities

At January 1 1995, First Citizens Bancshares, Inc. adopted Statement No. 115 of the Financial Accounting Standards Board which sets forth criteria for classification of investment securities for financial statement purposes. The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

                                               December 31, 1997
                                                Held-To-Maturity
                                              Gross        Gross
                                            Unrealized   Unrealized    Fair
                            Amortized Cost    Gains        Losses     Value

U.S. Treasury securities and
 obligations of U.S.
 Government corporations
 and agencies                $14,401,389      $ 98,371    $105,602   $14,394,158

Obligations of states and
 political subdivisions        5,350,648        36,025         969     5,385,704

Mortgage-backed securities     1,827,623         9,870       7,580     1,829,913


 TOTAL SECURITIES
   INVESTMENTS               $21,579,660      $144,266    $114,151   $21,609,775

                                                Available-for-Sale
                                               Gross          Gross
                                             Unrealized     Unrealized     Fair
                            Amortized Cost     Gains          Losses      Value

U.S. Treasury securities and
 obligations of U.S.
 Government corporations
 and agencies               $34,392,501       $384,772   $ 25,113   $34,752,160

Obligations of states and
 political subdivisions       5,208,219         72,908                5,281,127

Mortgage-backed securities    7,091,365        120,608     44,380     7,167,593

    Total Debt Securities    46,692,085        578,288     69,493    47,200,880

  Equity investments          2,390,500          4,500                2,395,000

 TOTAL SECURITY INVESTMENT  $49,082,585       $582,788   $ 69,493   $49,595,880

                       FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1997 & 1996

Note 2 - Investment Securities (Continued)

                                              December 31, 1996
                                               Held-To-Maturity
                                               Gross       Gross
                                            Unrealized  Unrealized      Fair
                           Amortized Cost     Gains        Losses      Value

U.S. Treasury securities and
 obligations of U.S.
 Government corporations
 and agencies               $19,032,226      $127,208    $115,164    $19,044,270

Obligations of states and
 political subdivisions       6,248,290        19,858      13,123      6,255,025

Mortgage-backed securities    2,278,566        26,277       8,027      2,296,816

Corporate debt securities       500,300           995                    501,295

  TOTAL SECURITIES
     INVESTMENTS            $28,059,382      $174,338    $136,314    $28,097,406


                                               Available-For-Sale
                                              Gross        Gross
                                            Unrealized   Unrealized     Fair
                           Amortized Cost     Gains        Losses      Value

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

  TOTAL SECURITIES
    INVESTMENT              $47,529,833     $424,033      $266,366   $47,687,500

                       FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1997 & 1996

Note 2 - Investment Securities (Continued)

The tables below summarize maturities of debt securities held-to-maturity and available-for-sale as of December 31, 1997 and 1996:

                                              December 31, 1997

                                   Securities                    Securities
                               Held-To-Maturity             Available-For-Sale
                       Amortized Cost   Fair Value   Amortized Cost   Fair Value
Amounts Maturing In:

One Year or less        $ 4,737,446    $ 4,740,214    $ 2,480,756    $ 2,497,500
After one year through
 five years              10,641,283     10,643,304      8,162,475      8,324,908
After five years through
 ten years                4,571,225      4,587,856     19,671,794     19,866,182
After ten years           1,629,706      1,638,401     16,377,060     16,512,290
                        $21,579,660    $21,609,775    $46,692,085    $47,200,880


                                            December 31, 1996

                                  Securities                    Securities
                              Held-To-Maturity              Available-For-Sale
                       Amortized Cost    Fair Value   Amortized Cost  Fair Value
Amounts Maturing In:

One Year or less       $ 8,410,816     $ 8,582,245    $ 3,494,077    $ 3,499,555
After one year through
  five years            14,674,677      14,710,573     12,124,981     12,275,220
After five years through
  ten years              3,726,901       3,692,240     14,983,046     15,125,707
After ten years          1,246,988       1,112,348     14,452,279     14,303,318
                       $28,059,382     $28,097,406    $45,054,383    $45,203,800

Securities gains (losses) presented in the consolidated statements of income consist of the following:


Year Ended December 31               Gross Sales      Gains    Losses        Net

1997 - Securities held-to-maturity   $3,500,000      $29,687   $       $  29,687
1997 - Securities available-for-sale  7,577,097       69,117    6,210     62,907
1996 - Trading securities               150,000         750         -        750
1996 - Securities held-to-maturity    6,335,663      43,003               43,003
1996 - Securities available-for-sale 13,705,781     179,583    12,103    167,480
1995 - Securities held to maturity    2,150,000       7,261     5,189      2,072
1995 - Securities available-for-sale  9,379,381      57,604        32     57,572

Sales of securities classified as held-to-maturity consist of securities which were called resulting in a gain or loss or sold within ninety days of maturity.

At December 31, 1997 and 1996, investment securities were pledged to secure government, public and trust deposits as follows:

         December 31                           Amortized Cost    Fair Value
            1997                               $63,790,012        $64,306,841
            1996                                24,657,408         24,695,742



In accordance with provisions of the Implementation Guide of Statement No. 115 issued by the Financial Accounting Standards Board, First Citizens Bancshares, Inc. transferred securities with a book value of $14,824,727 from the held-to-maturity category to available-for-sale category during 1996. An unrealized gain of $549,287 was recognized on these securities.

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    December 31, 1997 & 1996

Note 3 - Loans

Loans outstanding at December 31, 1997 and 1996 were comprised of the following:
                                               1997              1996
                                                   (In Thousands)
Commercial, financial and agricultural       $   41,929         $ 42,067
Real estate - construction                       22,697           17,130
Real estate - mortgage                          136,333          127,080
Installment                                      25,904           22,743
Other loans                                       2,414            2,369
                                                229,277          211,389
Less:  Allowance for loan losses                  2,789            2,282
                                            $   226,488         $209,107


In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans with carrying values of $614,000 at December 31, 1997, and $1,539,000 at December 31, 1996, as being impaired. The balance maintained in the Allowance for Loan Losses related to these was $123,527 at December 31, 1997, and $132,230 at
December 31, 1996.

Note 4 - Allowance for Loan Losses

An analysis of the allowance for loan losses during the three years ended December 31 is as follows:

                                        1997         1996       1995
Balance, beginning of period        $2,282,231  $2,216,511  $2,053,843
Provision for loan losses charged
  to operations                        699,485     608,505     364,449
Loans charged to allowance,
  net of loan loss recoveries of
  $132,521, $137,566, and $164,148    (193,161)   (542,785)   (201,781)

Balance, end of period              $2,788,555  $2,282,231  $2,216,511

For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 1997, the deduction taken was $193,161. The deductions for tax purposes in 1996 and 1995 were $542,785 and $235,791, respectively.

Note 5 - Premises and Equipment

The fixed assets used in the ordinary course of business are summarized as follows:

                         Useful Lives
                           in Years        1997           1996
Land                                    $1,114,046     $ 1,114,046
Buildings                  5 to 50       7,891,651       7,839,273
Furniture and equipment    3 to 20       7,407,589       7,115,619
                                        16,413,286      16,068,938
Less:  Accumulated depreciation          8,236,173       7,933,915
     Net Fixed Assets                  $ 8,177,113     $ 8,135,023

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         December 31, 1997 & 1996


Note 6 - Repossessed Real Property

The carrying value of repossessed real property on the balance sheets of the Corporation is $0 at December 31, 1997 and $50,000 at December 31, 1996. At December 31, 1995, First Citizens Bancshares, Inc., owned certain real estate, which had been acquired by foreclosure by First Citizens National Bank and subsequently sold to the parent company. The property, which had a basis of $650,000, was sold during the year ended December 31, 1996 at a loss of $18,349.

When applicable the value of repossessed real property is reflected on the balance sheet in "other assets".

Note 7 - Deposits

Included in the deposits shown on the balance sheet are the following time deposits and savings deposits in denominations of $100,000 or more:

                                 1997                 1996
                                       (In Thousands)

Time Deposits                   $48,635               $38,181
Savings Deposits                 30,523                44,396

NOW accounts, included in savings deposits on the balance sheet, totaled $25,851,753 at December 31, 1997 and $26,809,062 at December 31, 1996.

First Citizens National Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officers and directors on deposit as of December 31, 1997 and 1996, were $4,113,170 and $3,895,000, respectively.

Time deposits maturing in years subsequent to December 31, 1997 are as follows:

          Year ended December 31              (In Thousands)

                   1998                           $114,287
                   1999                             23,605
                   2000                             11,767
                   2001                                524
                   2002                              1,994
                Thereafter                              62

                   Total                          $152,239

Note 8 - Employee Stock Ownership Plan

First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan as an employee benefit. The plan provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. Contributions to the Employee Stock Ownership Plan totaled $428,969 in 1997, $399,138 in 1996, and $390,252 in 1995.

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         December 31, 1997 & 1996


Note 9 - Income Taxes

Provision for income taxes is comprised of the following:

                                       1997         1996       1995
Federal income tax expense(benefit)
  Current                           $1,959,091  $ 1,712,398 $1,144,344
  Deferred                            (167,797)     (22,344)   (52,308)

State income tax expense(benefit)
  Current                              393,606      347,259    250,090
  Deferred                             (24,444)      (3,943)    (9,240)

                                    $ 2,160,456  $2,033,370 $1,332,886

The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

                                       1997         1996       1995
Tax expense at statutory rate       $2,178,167   $1,952,713  $1,373,104
Increase (decrease) resulting from:
 State income taxes, net of
  federal income tax benefit           253,128      226,589     158,968
Tax exempt income                     (232,749)    (172,142)   (219,247)
Other differences                      (38,090)      26,210      20,061
                                    $2,160,456   $2,033,370  $1,332,886


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
                                                 December 31

                                           1997              1996
Deferred tax liabilities                $(204,917)         $( 63,817)
Deferred tax assets                       311,387            318,052

Net deferred tax assets                 $ 106,470          $ 254,235

Note 10- Regulatory Matters

First Citizens Bancshares, Inc. is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the company and the consolidated financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The
Bank's capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         December 31, 1997 & 1996

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

                                                          To Be Well
                                                       Capitalized Under
                                     For Capital       Prompt Corrective
                     Actual       Adequacy  Purposes   Action Provisions
Amount          Amount    Ratio    Amount      Ratio    Amount     Ratio
As of 12/31/97:
Total Capital $31,574,878 13.5%  $18,754,720 > 8.0% $23,443,400 > 10.0%
(To Risk Weighted Assets)
Tier 1 Capital 31,155,029 13.3%    9,377,360 > 4.0%  14,066,040 >  6.0%
(To Risk Weighted Assets)
Tier 1 Capital 31,155,029  9.5%   13,021,200 > 4.0%  16,357,750 >  5.0%
(To Average Assets)

As of 12/31/96:
Total Capital $27,708,459 13.0% $17,063,040 > 8.0% $21,328,800 > 10.0%
(To Risk Weighted Assets)
Tier 1 Capital 27,486,916 12.9%   8,531,520 > 4.0%  12,797,280 >  6.0%
(To Risk Weighted Assets)
Tier 1 Capital 27,486,916  8.8%  12,445,400 > 4.0%  15,556,750 >  5.0%
(To Average Assets)

Note 11 - Restrictions on Cash and Due From Bank Accounts

The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required balances during 1997 and 1996 were $152,000 and $173,000, respectively.

Note 12 - Restrictions on Capital and Payment of Dividends

The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 1997, approximately $17 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         December 31, 1997 & 1996


Note 13 - Condensed Financial Information

                           First Citizens Bancshares, Inc.
                                (Parent Company Only)
                                                        December 31
                                                     1997          1996
                            BALANCE SHEETS

ASSETS
Cash                                              $ 1,271,900   $ 1,451,161
 Investment securities, available-for-sale-at
   fair value                                                       198,125
    Investment in subsidiary                       31,574,878    27,708,459
    Real estate owned                                 164,181       164,181
    Other assets                                      117,619       103,389
    TOTAL ASSETS                                  $33,128,578   $29,625,315

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
Accrued expenses                                  $     3,226    $    22,109
TOTAL LIABILITIES                                       3,226         22,109

STOCKHOLDERS' EQUITY                               33,125,352     29,603,206
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $33,128,578    $29,625,315

                          STATEMENTS OF INCOME
                                                        December 31
                                                     1997          1996
INCOME
Dividends from bank subsidiary                    $   598,126   $    165,000
  Other income                                         79,954        188,865
TOTAL INCOME                                          678,080        353,865

EXPENSES
  Other expenses                                       90,829        192,489
TOTAL EXPENSES                                         90,829        192,489

Income before income taxes and equity
 in undistributed net income of bank subsidiary       587,251        161,376

Income tax expense (benefit)                           (3,899)        18,100
                                                      591,150        143,276
Equity in undistributed net income of
 bank subsidiary                                    3,654,768      3,566,628

  NET INCOME                                       $4,245,918    $ 3,709,904

                         FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1997 & 1996


Note 13 - Condensed Financial Information (Continued)
    (Parent Company Only)

                     STATEMENTS OF CASH FLOW
                                                       December 31
                                                   1997           1996
      Operating Activities
Net income                                       $4,245,918    $3,709,904
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                   27,415
    Undistributed income of subsidiary           (3,654,768)   (3,566,628)
    Gain on sale of other real estate                              18,349
    (Increase) in other assets                      (14,230)      (98,186)
    (Decrease) in other liabilities                 (19,633)      (88,021)

     NET CASH PROVIDED BY OPERATING ACTIVITIES      557,287         2,833

     Investing Activities
Proceeds of sale of other real estate                             639,563
Investment in securities                           (500,000)     (200,000)
Proceeds of sale of securities                      700,000     1,099,190

NET CASH PROVIDED BY INVESTING ACTIVITIES           200,000     1,538,753

    Financing Activities
Payment of dividends and payments in lieu of
  fractional shares                              (1,519,443)   (1,197,420)
Sale of Common Stock                                581,669       385,043
Treasury Stock transactions - net                     1,226        (6,887)

NET CASH PROVIDED BY FINANCING ACTIVITIES          (936,548)     (819,264)

 INCREASE (DECREASE) IN CASH                       (179,261)      722,322

Cash at beginning of year                         1,451,161       728,839

  CASH AT END OF YEAR                            $1,271,900    $1,451,161

Note 14 - Long Term Debt

At December 31, 1997 and 1996, long-term debt consists of advances from the Federal Home Loan Bank in the amounts of $6,813,023 and $2,996,480 respectively. These advances are secured by all of the fully disbursed, 1-4 family residential mortgage loans held by First Citizens National Bank and mature in the years 2004 through 2010. The averages for 1997 and 1996 are as follows:

                  Year   Average Volume   Average Rate  Average Maturity

FHLB Borrowings   1997    $6,216,000         5.79%           9 years

FHLB Borrowings   1996    $4,084,025         5.64%           7 years


Delta Finance Company, Inc., a subsidiary of First Citizens National Bank, also is obligated on a note payable in the amount of $1,000,000 which bears interest at a rate of six and one-half percent (6.5%) per annum and is unsecured. The average outstanding balance on this obligation during 1997 was $1,010,000.

                           FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1997 and 1996


Note 15 - Securities Sold Under Agreement to Repurchase

At December 31, 1997 and 1996, First Citizens National Bank had
outstanding balances in securities sold under agreement to repurchase as follows:
                                           1997           1996

Outstanding balance                     $21,765,482     $21,225,315
Weighted average interest rate              4.73%           4.31%
Average balances outstanding
  during the year                        21,066,187      20,883,000
Average weighted average interest rate      4.67%           4.48%


Note 16 - Non-cash Investing and Financing Activities

During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

Investing                       1997      1996       1995

Other real estate acquired in
 satisfaction of loans         $87,082  $67,302   $368,000

Note 17 - Financial Instruments with Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 1997 and 1996, First Citizens
National Bank had outstanding loan commitments of $34,328,000 and $32,540,000 respectively. Of these commitments, none had an original maturity in excess of one year.

                          FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1997 and 1996

Note 17 - Financial Instruments with Off-Balance Sheet Risk (continued)

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The bank requires collateral to secure these commitments when it is deemed necessary. At December 31, 1997 and 1996, outstanding standby letters of credit totaled $3,550,000 and $1,483,000.

In the normal course of business, First Citizens National Bank extends loans which are subsequently sold to other lenders, including agencies of the U. S. Government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectability of the loan. At December 31, 1997 and 1996, however, the Bank had no loans sold.

Note 18 - Significant Concentrations of Credit Risk

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


Note 19 - Disclosure of Fair Value of Financial Instruments

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

                          FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1997 and 1996

Note 19 - Disclosure of Fair Value of Financial Instruments (continued)

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

Short-Term Borrowings

Carrying amounts of short-term borrowings, which include securities sold under agreement to repurchase approximate their fair values at December 31, 1997 and 1996.

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

                          FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1997 and 1996

Note 19 - Disclosure of Fair Value of Financial Instruments
(continued)

The estimated fair values of the Corporation's financial instruments are as follows:

                                      1997                      1996
                             Carrying        Fair     Carrying        Fair
                             Amount         Value     Amount          Value
Financial Assets

Cash and cash equivalents $ 18,845,773 $ 18,845,773 $ 13,507,293 $ 13,507,293

Investment securities       71,175,540   71,205,655   75,746,882   75,784,906

 Loans                     229,276,999               211,389,096
Less:  Allowance for
       loan losses          (2,788,555)               (2,282,231)
Loans, net of allowance    226,488,444  226,197,131  209,106,865  206,282,461

Accrued interest
  receivable                 3,885,355    3,885,355    3,697,639    3,697,639


Financial Liabilities

  Deposits                 267,589,971  267,459,421  256,414,023  258,355,315

  Short-term borrowings     21,765,482  217,562,223   21,225,315   21,240,136

  Long-term debt             7,813,023    7,807,023    2,996,480    2,985,417

  Other liabilities          2,993,865    2,993,865    2,831,975    2,831,975

Unrecognized Financial
  Instruments

  Commitments to extend
   credit                   34,328,161   34,328,161   32,540,000   32,540,000
  Standby letter of
   credit                    3,550,142    3,550,142    1,483,000    1,483,000


Note 20 - Commitments and Contingencies

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

Note 21 - Branch Acquisition

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

                       FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1997 & 1996



Note 22 - Subsequent Events

On September 17, 1997, First Citizens Bancshares, Inc. executed a stock purchase agreement according to which the Corporation committed to buy all of the outstanding capital stock of the Bank of Troy, Troy, Tennessee. The purchase price of the Bank of Troy is to be calculated at a multiple of two
(2) times total book value of the outstanding capital stock acquired. The total projected price stated in the contract is approximately $9,000,000, subject to adjustments concerning the fair value of certain assets of the Bank of Troy, particularly outstanding loans. Any adjustments to the financial statements of the Bank of Troy in order to cause them to conform to generally accepted accounting principles as of the purchase date will also be made. The contract stated that the effective date would be January 1, 1998. This date has been set back at the agreement of both parties, however, and is now set for approximately March 15, 1998.

Also, during 1997, First Citizens Bancshares, entered into an agreement to acquire a fifty percent (50%) interest in a local insurance agency. The investment will be owned by the Corporation's subsidiary, First Citizens National Bank and the Company has plans to place agencies in one or more of its branches. The transaction will be consummated by the issuance of 13,779 shares of common stock of First Citizens Bancshares, Inc. at a value of ninety-one dollars ($91) per share and the payment of $216,000 in cash. The investment, in the amount of $1,469,905 will then be transferred to First Citizens National Bank in exchange for cash, at no gain or loss.

Note 23 - Amounts Receivable From Certain Persons

                                               Year Ended December 31, 1997
                                                        (In Thousands)


Column A                Column B     Column C     Column D          Column E
                        Balance at                                 Balance at
                        Beginning                                    End of
                        of Period    Additions   Deductions         Period
                                                        Amounts
                                     Amounts   Amounts  Written            Not
                                    Collected Collected   Off   Current Current

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens Bancshares,
    Inc. (25)            $4,328     $4,146    $3,541      $-0-    $4,933    $-0-

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens National
  Bank  (27)             $4,448     $4,166    $3,628      $-0-    $4,986   $-0-

                       FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1997 & 1996

Note 23 - Amounts Receivable From Certain Persons

                                           Year Ended December 31, 1996
                                                (In Thousands)

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens Bancshares,
  Inc. (25)                $4,044    $3,004    $2,720      $-0-    $4,328   $-0-

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens National
  Bank  (21)               $4,146    $3,054    $2,752      $-0-    $4,448   $-0-


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

                                            FIRST CITIZENS BANCSHARES, INC.


                                            By /s/Stallings Lipford
                                               Stallings Lipford
                                               Chairman


                                            By /s/Jeff Agee
                                               Jeff Agee
                                               Vice President & Principal
                                               Financial Officer

     Dated:   03/17/97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 1997.

/s/ Eddie Anderson                          /s/Stallings Lipford
Eddie Anderson                              Stallings Lipford
Director                                    Director

                                            /s/Milton E. Magee
/s J. Walter Bradshaw                       Milton E. Magee
J. Walter Bradshaw                          Director
Director

/s/James Daniel Carpenter                   /s/Mary Frances McCauley
James Daniel Carpenter                      Mary Frances McCauley
Director                                    Director


/s/William C. Cloar                         /s/L. D. Pennington
William C. Cloar                            L. D. Pennington
Director                                    Director

                                            /s/G. W. Smitheal, III
/s/Richard Donner                           G. W. Smitheal, III
Richard W. Donner                           Director
Director
                                            /s/David R. Taylor
/s/Bentley F. Edwards                       David R. Taylor
Bentley F. Edwards                          Director
Director
                                            /s/Larry S. White
/s/J.E. Heckethorn                          Larry S. White
John E. Heckethorn                          Director
Director

/s/Ralph E. Henson                          /s/P. H. White, Jr.
Ralph E. Henson                             P. H. White, Jr.
Director                                    Director

/s/Larry W. Gibson                          /s/Dwight Steven Williams
Larry W. Gibson                             Dwight Steven Williams
Director                                    Director

/s/ E.H. Lannom, Jr.                        /s/Katie Winchester
E.H. Lannom, Jr.                            Katie Winchester
Director                                    Director

/s/ Barry T. Ladd                           /s/Billy S. Yates
Barry T. Ladd                               Billy S. Yates
Director                                    Director