Form 10-Q
period 1998-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1998-05-13
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1998   Commission File Number 0-11709

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

Of the registrant's only class of common stock ($1.00 par value) there were 770,590 shares outstanding as of March 31, 1998(net of treasury stock).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                            FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                 (stated in thousands)

                                      March 31,    December 31,
                                        1998            1997
                                     (Unaudited)       (Note)
ASSETS
Cash and due from banks                $13,236       $13,771
Federal funds sold                      $6,400        $5,075
Investment securities
 Trading Investments-stated at market       $0            $0
 Held to maturity-amortized cost-fair
  value of $22,813 at March 31,
  1998 and $21,610 at December 31,
  1997.                                $22,764       $21,580
 Available for sale-stated at market   $68,364       $49,596
Loans (Excluding unearned income of
  $1,563 at March 31, 1998 and
  $1,622 at December 31, 1997)        $259,870      $229,277
Less: Allowance for loan losses         $3,197        $2,789
  Net Loans                           $256,673      $226,488
Premises and equipment                  $9,129        $8,177
Intangible Assets                       $3,388          $133
Other assets                           $12,057        $8,467

     TOTAL ASSETS                     $392,011      $333,287

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                              $309,831      $267,590
Securities sold under Agreements
  to Repurchase                        $20,521       $21,765
Federal Funds Purchased & Other
  Short Term Borrowing                  $2,100            $0
Long term debt-note 3                  $17,900        $7,813
Notes Payable of Employee Stock
  Ownership Plan                            $0            $0
Other liabilities                       $5,980        $2,994
     TOTAL LIABILITIES                $356,332      $300,162

Contingent Liabilities
Stockholders' Equity
  Common stock, $1 par value-
   2,000,000 authorized; 770,805
   issued and outstanding at March
   31, 1998; 750,718 issued and
   outstanding at December 31, 1997       $771          $751
Surplus                                $12,460       $10,669
Retained earnings                      $22,123       $21,405
Obligation of Employee Stock
  Ownership Plan                            $0            $0
Net unrealized gains (losses)
  on available for sale                   $341          $307
     Total Common Stock and
        Retained Earnings              $35,695       $33,132
Less-215 treasury shares, at
  cost at March 31, 1998 and 158
  shares at December 31, 1997             $(16)          $(7)
    TOTAL STOCKHOLDERS' EQUITY         $35,679       $33,125

 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $392,011      $333,287

NOTE: The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date and condensed.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                      (stated in thousands except E.P.S. and
                              shares outstanding)

                                      Three Month Periods Ended
                                      March 31,     March 31,
                                       1998           1997

     INTEREST INCOME
Interest and fees on loans           $5,730         $4,886
Interest on investment securities:
  Taxable                            $1,115         $1,140
  Tax-exempt                           $132           $121
Other interest income                   $94            $58
Lease financing income                   $0             $0
     TOTAL INTEREST INCOME           $7,071         $6,205

     INTEREST EXPENSE
Interest on deposits                 $3,081         $2,689
Other interest expense                 $311           $293
   TOTAL INTEREST EXPENSE            $3,392         $2,982

     NET INTEREST INCOME             $3,679         $3,223

Provision for loan losses              $210           $160

   Net interest income
     after provision                 $3,469         $3,063

     Other Income
Securities gains (losses)               $26            $13
Other income                         $1,050           $988
     Total Other Income              $1,076         $1,001

Other expenses                        $2,869         $2,514


     Net income before
       income taxes                  $1,676         $1,550
Provision for income taxes             $568           $537
     Net Income                      $1,108         $1,013

     Earnings Per Share               $1.46          $1.37
  Weighted average number of
    shares outstanding               760803         741690


1997 income data has been adjusted to reflect annual incentive bonus accruals previously accounted for during fourth quarter.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED, STATED IN THOUSANDS)

                                Three Months Ended March 31
                              1998          1997      1996
OPERATING ACTIVITIES
Net cash provided by
 operating activities        $ 2,990      $   161      $ 2,217
INVESTING ACTIVITIES
Proceeds of maturities
  of held to maturity
  securities                 $ 3,992      $ 4,499      $ 2,309
Purchase of held to
  maturity investments      ($ 5,043)    ($ 8,990)    ($ 1,500)
Proceeds from maturities
  of available for sale
  securities                 $ 5,463      $ 3,103      $ 1,191
Proceeds from sales of
  available for sale
  securities                 $ 1,500      $ 1,000      $ 3,100
Purchase of available
  for sale securities       ($25,163)    ($ 4,860)    ($ 8,660)
Increase in loans-net       ($30,395)    ($ 3,167)    ($ 5,327)
Payment for purchase of
 Bank of Troy-net of cash
 acquired                   ($ 5,957)     $     0      $     0
Purchases of premises
  and equipment             ($ 1,192)    ($   349)    ($    64)
Net Cash provided by
  investing activities      ($56,795)    ($ 8,764)    ($ 8,951)

FINANCING ACTIVITIES

Net Increase (Decrease)
  in Demand & Savings
  Accounts                  $ 7,966       $ 5,237      $ 1,300
Increase (Decrease) in
  Time Accounts             $34,275      ($ 4,776)     $ 1,992
Increase (Decrease) in
  Long term Debt            $10,087       $ 4,460     ($   545)
Treasury Stock
  Transactions             ($     9)      $     1     ($     3)
Proceeds from Sale of
  Common Stock              $ 1,811       $   100      $    76
Cash Dividends Paid        ($   391)     ($   302)    ($   242)
Net Increase (Decrease)in
 Short Term Borrowings      $   856       $ 4,195      $   700
Net Cash provided (used)by
  Financing Activities      $54,595       $ 8,915      $ 3,278
Increase (Decrease) in
  Cash & Cash
  Equivalents               $   790       $   312     ($ 3,456)

Cash and Cash
  Equivalents at
  beginning of year         $18,846       $13,507      $13,544
Cash and Cash Equivalents
  at end of year            $19,636       $13,819      $10,088

Cash Payments made for interest and income taxes during the years presented are as follows:
                             1998         1997        1996
Interest                    $3,263        $3,106     $2,913
Income Taxes                $  725        $  263     $  332

NOTE: Net cash provided by operating activities was lower in 1997 due to the purchase of split dollar life insurance policies for bank officers.
These policies are classified as other assets on the balance sheet.

                 FIRST CITIZENS BANCSHARES, INC.
                STATEMENT OF COMPREHENSIVE INCOME
           STATED IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                        Three Months Ended March
                                         1998              1997

Net Income                                $1,108         $1,013

Changes in Available for Sale Securities     $57          ($582)
Tax Impact (Available for Sale Securities)   $23          ($233)

Comprehensive Income                      $1,142           $664

                            FIRST CITIZENS BANCSHARES, INC.,
                                   AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                   MARCH 31, 1997

NOTE 1-CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1998, the consolidated statements of income for the three month periods ended March 31, 1998, 1997, and 1996, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2-ORGANIZATION

First Citizens Bancshares, Inc., is a Bank Holding Company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3-SHORT TERM BORROWINGS
(stated in thousands)
                                         03/31/98       03/31/97

Amount outstanding-end of period           $22,621       $25,420
Weighted average rate of outstanding          4.71%         4.63%
Maximum amount of borrowings at month end  $22,621       $25,420
Average amounts outstanding for period     $21,019       $21,054
Weighted average rate of average amounts      4.51%         4.39%


NOTE 4-LONG TERM DEBT (stated in thousands)

Long term debt is comprised of Federal Home Loan Bank Borrowings and finance company debt, and new debt associated with the Troy acquisition. The finance company debt is classified as long term debt due to our intent to renew. The parent company debt is with Suntrust-Nashville. The average life is as presented and the FHLB funds are matched with loans and investments.


                       Average       Average           Average
                        Volume         Rate            Maturity

FHLB Borrowings-loans   $6,012        5.86%             7 years
FHLB Borrowings-Libor   $2,850        5.75%             9 years
Finance Company Debt    $1,122        6.61%             5 years
Parent Company Debt     $1,379        6.89%             7 years

                         FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                  (UNAUDITED)
                                MARCH 31, 1998

NOTE 5-STATEMENT OF CASH FLOWS
(stated in thousands)

                             March        March        March
                             1998         1997         1996
Actual payments made
  during the periods:
 Interest                   $3,263       $3,106      $2,913
 Income taxes               $  725       $  263      $  332

NOTE 6-CONTINGENT LIABILITIES

There are no material pending litigations as of the current reportable date that would result in a liability.

NOTE 7-INVESTMENT SECURITIES
(stated in thousands)

The difference between book values of investment securities and market values at March 31, 1998 and December 31, 1997, total $49,000 and $30,000 respectively. FASB 115 requires banks to classify securities into Held to Maturity, Available for Sale, and Trading. First Citizens has $0 in the trading account. The available for sale securities values are adjusted to market every quarter and the adjustments flow to the capital section (net of tax). The Held to Maturity securities are stated at amortized cost. The available for sale securities reflects a negative $568,000 increase for the ending period of March 1998 and, net of tax $341,000 flowed to capital. These movements can fluctuate with the bond market.

First Citizens has not engaged in any derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reported periods.

NOTE 8-REGULATORY CAPITAL REQUIREMENTS

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc., and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved the Risk Based Capital Guidelines for Bank Holding Companies. Presently, the Holding Company and First Citizens National Bank, and Bank of Troy (subsidiary of Bank) exceed the required minimum standards set by the Regulators. The consolidated Tier 1 Ratio and Tier 2 Ratio are 11.66% and 12.83% respectively.

NOTE 9-DEFERRED INCOME TAXES
(stated in thousands)

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax liability account reflects an asset totaling
$84. The timing differences mainly consist of Reserve for Loan Loss timing differences.

NOTE 10-RESERVE FOR LOAN LOSSES
(stated in thousands)

FASB 114 and 118 were implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

                           FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                  (UNAUDITED)
                                MARCH 31, 1998

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance               $544
Amount of Recorded Balance with Related Allowance       $204
Amount of Recorded Balance with no Related Allowance    $340

Interest income is recognized on impaired loans on a cash basis.
Cash receipts are applied as cost recovery or principal recovery first, consistent with OCC Regulations.

Note 11 - Asset Impairment

The financial standards board issued statement 121 addressing accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and good-will related to those assets. The statement, which was effective for calendar year 1996 financial statements, also addresses accounting for long lived assets and certain identifiable assets to be disposed. The statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. As of the reportable date, there are no FASB 121 adjustments.
Note 13-FASB 128 and 129-Earnings Per Share.

First Citizens Bancshares has a simple capital structure, that is, those with only common stock outstanding. The method used for computing the weighted average shares is based off a daily weighted average amount. First Citizens has no preferred stock, redeemable stock, or any items that would dilute basic earnings per share.

Note 14-FASB 130-Comprehensive Income

This statement establishes reporting and displays requirements for comprehensive income and its components. A separate financial statement is presented that starts with net income from operations and then includes other comprehensive incomes. Bancshares has only one comprehensive income item (Changes in the Market Value of Available for Sale Investment Securities). This total is carried to the balance sheet net of tax (unrealized gain or loss on available for sale).

Note 15-ARB 16-Business Combination

On February 28, 1998, First Citizens Bancshares purchased the Bank of Troy (Troy, TN). The newly acquired bank is a subsidiary of the Parent Company. Troy has total assets of approximately $60 million. Troy is located in the County of Obion and will expand Bancshare's market as projected in our strategic plan. The acquisition was purchased with cash and a note payable to Suntrust-Nashville. Troy's figures included in the consolidated totals include only the month of March or 1 month. The total cost of the acquisition was $9.6 million. A note payable was established in the amount of $4.1 million to help fund the purchase. The excess of cost over fair market value was attributed to goodwill. Goodwill amounted to $3.2 million and is being written off over 15 years on the straight line basis. This yearly amortization amounts to $219,900 per year.

All assets and liabilities were marked to market or its net realizable value due to purchase accounting. There are no contingent payments. In this acquisition, First Citizens committed to employ the President of Bank of Troy through 1999.

The following table presents unaudited pro forma combined historical results as if the Bank of Troy was acquired at the beginning of fiscal year 1997. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of fiscal year 1997, nor are they necessarily indicative of future consolidated results.

Pro Forma Results (Unaudited)
Dollars in thousands (except earnings per share)

                                        1998           1997

Interest Income                         $7,797         $6,910
Interest Expense                        $3,804         $3,384

Net Interest Income                     $3,993         $3,526

Provision for Loan Losses                 $225           $175

Net Interest Income after Provision     $3,768         $3,351

Other Income                            $1,118         $1,041
Other Expenses                          $3,129         $2,774

Net Income Before Income Taxes          $1,757         $1,618
Provision for Income Taxes                $595           $550
Net Income                              $1,162         $1,068

Earnings Per Share                       $1.53          $1.44

Weighted Average Number of Shares
     Outstanding                        760803         741690

Note: 16-FASB 132-Employers' disclosures about pensions and other postretirement benefits.

First Citizens and its subs do not sponsor any defined benefit plans or postretirement benefits.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending March 31, 1997. Reference should be made to the Financial Statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares, Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

Operating results for the first quarter of 1998 produced net income of $1,108,000 up from $1,013,000 at 3/31/97. Earnings per share for the quarter just ended was $1.46 compared to $1.37 one year ago. First quarter dividend was .50 cents per share compared to .40 cents per share each quarter of 1997. Book value of common stock ended March 31, 1998 at $46.30 and March 31, 1997 at $40.52. Net Interest Margins reflect a slight increase from 4.05% to 4.09%. Bancshare's annualized returned on assets was 1.29% compared to 1.27% at 3/31/97. Return on Average Equity for the two periods under comparison was 9.10% (1998) and 9.33%
(1997) reflecting the deployment of capital to purchase Bank of Troy. Non-Performing Assets to Capital indicated significant improvement decreasing from 7.39% in 1997 to 1.91% in 1998. The market price of Bancshares, Inc. ranged from $58.00 the first quarter of 1997 to $94.00 the first quarter of 1998. Total average assets ended March at $343,565,000 compared to $318,236,000 in 1997. Outstanding shares continue to increase with shares issued for the purchase of 50% interest in White and Associates Dyersburg Insurance Agency and Cash Option and Dividend reinvestment Programs. Shares Outstanding were 771,000 at quarter end compared to 743,000 at quarter end in 1997. Financial Ratios presented were adjusted to reflect the acquisition of Bank of Troy, Troy, TN. And White and Associates/First Citizens Insurance Agency. Ratios presented for 1997 were adjusted for bonus accruals.

Total Asset growth of 17.61% reflects the purchase of Bank of Troy as of 2/28/98. Quality in the loan portfolio continues to be a primary focus of Bank management. Non-performing loans represent $890,000 or .34 percent of the total loan portfolio. The internal Loan Review Report indicates that the loan portfolio is in good condition based on the percentage of problem loans to gross capital funds as of 2/28/98. Problem loans total $4,899,803 or 14.04% of gross capital funds as of the report date. The report indicated that the bank had a zero balance in Other Real Estate Owned. The Loan Loss Reserve was also determined to be adequate using the formula required by FASB ruling 114 and 118. The Reserve for Loan Loss Balance as of the report date was 1.27% of total portfolio. Bank policy requires the Reserve Balance to be maintained at least one percent of total loans.

First Citizens National Bank is the leading agricultural lender in West Tennessee and is a Certified Rural Economic Development Lender. The loan portfolio consist of agriculture loans totaling $28,384,211 or 10.92% of the total portfolio. Certain areas of West Tennessee have experienced considerable rainfall in March and April of this year. As a result of the excessive rain, some flooding has occurred along the Mississippi River as well as other rivers that empty into the Mississippi. Loan Administration is continuously accessing the potential effect of excessive rain and flooding to the banks loan portfolio. As of this report date, losses to local farmers and the bank's portfolio are projected to be minimal.

First Citizens National Bank continues to focus on controlled growth, efficiency and diversification of operations and products. The Bank's Strategic Plan supports management objectives through strategic action steps that call for asset growth through acquisitions as well as an aggressive sales program. The acquisition of the Bank of Troy, Troy, TN. was finalized in February, 1998. The Bank's President & CEO announced that the bank would continue to focus on asset growth through acquisitions at the 1998 Annual Shareholders Meeting. An aggressive sales program was established in January, 1997 and continues to be a driving force in achieving a seven percent asset growth goal set in the 1998 budget process as well as maintaining market share. Most recent numbers published by FFIEC indicates that First Citizens holds 52 percent of total deposits in its market area. A strong focus is also placed on increasing fee income by establishing other bank subsidiaries such as Finance and Insurance Companies. Delta Finance, a bank owned finance company was established in 1997. The company posted a loss of approximately $6,000 the first year of operations, but has been profitable each month in 1998. First Citizens purchased 50 percent of White and Associates Insurance Agency, the largest Insurance Agency in Dyersburg, Dyer County, TN. The company posted a 17 percent return on the bank's investment the first month of Operations. Operation efficiency is achieved through planning and implementation of strategic action steps set in the Bank's Technology Strategic Plan. In 1997 the bank installed a Document Imaging System to improve operations efficiency in the back office as well as improved customer service. The system was fully implemented with all credit/documentation file access obtained through a personal computer network. The most recent customer service survey indicates that the bank provides quality service that meets customer expectations. Results of a home banking survey indicated a demand for Telephone and P. C. Home Banking. First Citizens made a decision to offer an Internet based Home Banking service before the year 2000. A Home Banking Team has been established and is scheduled to begin the project in June, 1998. First Citizens currently offers touch tone telephone banking to its customers with utilization of over 16,000 calls monthly.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens' liquidity, capital resources or results of operations. There currently exists no recommendation by regulatory authorities which if implemented, would have such an effect. Interstate Banking/ Branching became a reality by legislation passed September 13, 1994. The act permits full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market place, competing for deposit dollars and earning assets with three other banks, two of which are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are the two largest financial institutions in the state. First Citizens has historically maintained in excess of 50% of local market share and reflected 52% as of June 1997. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services required for maintaining a satisfactory customer relationship moving into the next decade and beyond. The most recent market analysis indicates a remarkably strong performance by First Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

The following table compares year-to-date non-interest income, and expense of First Citizens as of March 31, 1998, 1997, and 1996:
                                  Non-Interest Income
                                    (in thousands)
                                       March 31
                                 % of                % of
                       1998     Change    1997      Change   1996
Service Charges on
  Deposit Accounts     $411      3.01%    $399     20.91%    $330
Other Income           $429     17.54%    $365    (10.98%)   $410
Trust Income           $236      (.43%)   $237     50.00%    $158
TOTAL NON-INTEREST
  INCOME             $1,076      7.50%  $1,001     11.47%    $898

Total Non-Interest Income increased 7.50% and 11.47% when comparing March 1998, 1997 and 1996. The increase reflects a continued focus on fee income and our commitment to diversifying the income stream. Results of these efforts are evident when comparing first quarter 1998 Other Income Category to previous years. Increased income in the areas of Mortgage Lending, Broker Services and Insurance Commissions is reflected in the 17.54% increase. Trust Income remained flat when compared to first quarter, 1997. However, a 50% increase was realized in 1997 when compared to 1996.

In October, 1996 the Board approved reallocating assets of approximately $3 million to purchase permanent life insurance for Officers having the rank of Vice President and up. This program allows the bank to increase the retention rate of key officers while continuing to earn income on the reallocated assets. In the event of the death of the insured officer, the Bank's original investment plus accrued interest will be repaid, as well as a death benefit paid to the designated beneficiaries. The plan is in effect at 800+ banks and is in full compliance with regulatory parameters as defined by the Office of the Comptroller of the Currency.

                                     Non-Interest Expense
                                        (in thousands)
                                           March 31
                                % of               % of
                      1998     Change    1997     Change     1996
Salaries & Employee
 Benefits            $1,649    11.72%   $1,476     1.10%   $1,460
Net Occupancy
  Expense            $  494     6.47%   $  464     7.41%   $  432
Other Operating
  Expense            $  726    26.48%   $  574   (13.95%)  $  667
TOTAL NON-INTEREST
  EXPENSE            $2,869    14.12%   $2,514    (1.76%)  $2,559

A review of Non-Interest Expense reflects ongoing efforts to monitor and control non-interest expense categories such as salaries and benefits, net occupancy expense and other operating expense. Salaries and benefits increased 11.72 % when comparing March, 1998 to the same time period in 1997. Full-time equivalent employees was 172 at 3/31/98 compared to 149 at 3/31/97 and 149 at 3/31/96. FTE increased in 1998 when compared to previous years due to the addition of (1) 3 FTE staff members to accomplish a conversion of the bank's Customer Information File; (2) A part-time staff member at the Super Money Market Branch to accommodate extended service hours as well as to accomplish the branch sales goals; and (3) A full-time staff member at Delta Finance Company. It is anticipated that FTE will increase the second quarter due to the hiring of 4 staff members for the Traveling Customer Service Associate Program. Part-time C.S.A. are trained and maintained on the bank's staff to support additional staffing needs during peak hours, summer vacation periods, and to support extended banking hours. Eighteen employees were added with Bank of Troy acquisition. Increased investment in technology resulted in a increase in computer expense and the related depreciation to those investments causing net occupancy expense to increase 6.47% and 7.41% in 1998 and 1997. Net occupancy expense is projected to continue to increase as technology is installed to meet the needs of our customer base. These cost will be offset in part by the reallocation of employees to fee income producing positions. Other Operating Expense increased due to organizational cost of the Insurance Agency and Bank of Troy Acquisitions.

                             DEPOSITS

The average daily amount of deposits and average rates paid on such deposits are summarized for the quarters ending March 31 for the years indicated:

                                  COMPOSITION OF DEPOSITS
                                       (in thousands)
                         1998               1997             1996
                   Average  Average  Average   Average   Average Average
                   Balance   Rate    Balance    Rate     Balance    Rate
Non
 Interest Bearing
 Demand Deposits  $ 30,918      -    $ 26,974     -     $ 26,019      -


Savings Deposits  $ 85,943    3.30%   $ 82,994   3.27%   $ 71,530   3.10%

Time  Deposits    $162,885    5.57%   $147,971   5.44%   $141,216   5.70%


TOTAL  DEPOSITS   $279,746    4.26%   $257,939   4.17%   $238,765   4.30%

Growth in total deposits continues to be a challenge for First Citizens. The company's marketplace is described as highly competitive, with a fairly sophisticated customer base.
Competition is aggressive for both loans and deposits. According to a recent market share analysis, Bancshares holds approximately 52% (excluding overnight and fixed term repurchase agreements) of the bank deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (22% of total deposits), Security Bank (13%), Union Planters, another regional bank also holds market share of 13 percent. First Citizens also competes with a Credit Union, seven or more Finance Companies, Three Brokerage Services, and other types of financial service providers in the area. In spite of aggressive competition, total deposits increased approximately $40 million in 1998 attributed primarily to the acquisition of the Bank of Troy, Troy Tennessee. First Citizens will continue to focus on controlled deposit growth through acquisitions that would provide investment funds for the bank's investment and loan portfolio's.

Average rates paid on deposits continue to reflect sound asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit pricing strategy adopted in 1996 was a shifting from paying higher rates to obtain retail deposits to the purchase of wholesale deposits. Interest cost of wholesale deposits in comparison to market rates paid on retail deposits often provides for net interest margins that compliment the bank's capital plan. Total deposits consisted of approximately $17 million in the State of Tennessee funds at quarter end. Quality Sales, Quality Service program along with the Bank's Officer Call Program is in place to generate new business and provide support for existing customers. Deposit growth in the 1998 budget is projected at 7 percent.

Sweep Account Funds totaling $12,975,000 are not included in the average balances for demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $20,521,000 with an average rate of 5.08 percent at 3/31/98. Repurchase Agreement "Sweep" is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment. There were no significant changes to products and services during the first quarter of 1998.

Management is continuously monitoring and enhancing the bank's product and service lines in order to retain existing customers and to attract new customer relationships. Among new products on the market are the "Visa Check Card" and The Travelers Club. The Visa Check Card (a Debit/ATM card all in one )replaced the Bank's ATM Card Program in 1997. Point of sale transactions as well as ATM transactions rose significantly the fourth quarter of 1997 and has continued into 1998. Fee income from surcharging and interchange is expected to close the gap on the bank's return on its investment cost. The Travelers Club was formed in 1998 and offers additional services and periodic trips to depositors having balances of $2,000 or more. The Club is promoted to grow Bank Deposit relationships.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on March 31, 1998:

          Maturity Distribution Of Time Certificates Of Deposit
         In Amounts of $100,000.00 Or More As Of March 31, 1998

                              (in thousands)
           Maturity                                 Total Amount
       3 months or less                               $23,293
       3 through 12 months                            $29,041
       1 year through 5 years                         $ 4,543
       over 5 years                                   $     0
                                           Total      $56,877

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earning assets and average costs on interest bearing liabilities. The average yield on interest earning assets continues to climb upward when reviewing the information presented in the table. Interest earning assets as of 3/31/98 were $320,342,000 at an average rate of 8.92% compared to $288,054,000, average rate of 8.70% and $268,298,000 average rate of 8.91% at 3/31/97 and 3/31/96 respectively. The average rate on total interest bearing liabilities was 5.08%, 4.59%, and 4.74% as of March 31, 1998, 1997, and 1996. Net yield on average earning assets was 4.68%, 4.56%, and 4.65%, reflecting an increased competitive environment. Maintaining interest rate margins achieved in prior years continues to be a challenge. Customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                          First Citizens Bancshares, Inc.
                             Quarter Ending March 31
                    Monthly Average Balances and Interest Rates
                                 (in thousands)
                           1998                   1997                   1996
                   Average        Average Average        Average Average         Average
                   Balance Interest Rate  Balance Interest  Rate Balance Interest   Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)  $235,315 $5,730 9.74%  $207,667 $4,884 9.41%  $191,649 $4,685 9.78%

Investment Securities:
  Taxable          $ 66,998 $1,115 6.66%  $ 66,522 $1,134 6.82%  $ 63,718 $1,051 6.60%

  Tax Exempt (4)   $ 11,392 $  199 6.99%  $ 10,568 $  201 7.61%  $ 10,948 $  208 7.60%
Interest Earning
  Deposits         $    436      6 5.51%  $    201 $    2 3.98%  $     49 $    1 8.17%

Federal Funds Sold $  6,201 $   88 5.68%  $  3,096 $   43 5.56%  $  1,930 $   27 5.60%

Lease Financing    $      0 $    0    0%  $      0 $    0    0%  $      4 $    0    0%

Total Interest
  Earning Assets   $320,342 $7,138 8.92%  $288,054 $6,264 8.70%  $268,298 $5,972 8.91%

NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks            $ 10,978 $   -     -%  $ 10,403 $   -     -%  $  9,958 $    -    -%

Bank Premises and
  Equipment        $  8,107 $   -     -%  $  8,144 $   -     -%  $  8,748 $    -    -%

Other Assets       $ 10,436 $   -     -%  $  7,338 $   -     -%  $  4,343 $    -    -%

Total Assets       $349,863 $   -     -%  $313,939 $   -     -%  $291,347 $    -    -%

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
INTEREST BEARING

LIABILITIES:
Savings Deposits   $ 85,943 $   708 3.30% $ 82,994 $   678 3.27% $ 71,530 $  553 3.10%

Time Deposits      $162,885 $ 2,268 5.57% $147,971 $ 2,011 5.44% $141,216 $2,010 5.70%

Federal Funds
 Purchased and
 Other Interest
 Bearing
  Liabilities      $ 32,784 $   416 5.08% $ 25,560 $   293 4.59% $ 25,024 $  296 4.74%

Total Interest
 Bearing
  Liabilities      $281,612  $3,392 4.82% $256,525 $ 2,982 4.65% $237,770 $2,859 4.81%

 NON-INTEREST
BEARING LIABILITIES:
Demand Deposits    $ 30,918 $     -    -% $ 26,974 $     -    -% $ 26,019 $  -      -%

Other Liabilities  $  3,814 $     -    -% $  2,194 $     -    -% $  2,570 $  -      -%

Total Liabilities  $316,344 $     -    -% $285,693 $     -    -% $266,359 $  -      -%

SHAREHOLDERS'
  EQUITY           $ 33,525 $     -    -% $ 28,246 $     -    -% $ 24,988 $  -      -%

TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY           $349,869 $     -    -% $313,939 $     -    -% $291,347 $  -      -%

 NET INTEREST
  INCOME           $      - $ 3,746    -% $     -  $ 3,382    -% $      - $3,113    -%

NET YIELD ON
  AVERAGE EARNING
  ASSETS           $      - $     - 4.68% $     -  $  -    4.56% $      - $  -   4.65%
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


                               COMPOSITION OF LOANS

Total loans at 3/31/98 were $259,870,000 compared to $214,560,000 at
3/31/97 and $197,201,000 at 3/31/96. The bank's loan portfolio has experienced exceptional loan growth as reflected in the Composition of Loan table. A comparison of growth in the portfolio indicates the largest percentage of growth is centered in Real Estate. Mortgage and Construction Loans increased approximately $32 million since 3/31/96, again reflecting Bank of Troy acquisition. Financial and Agricultural Loans have remained flat, while Consumer Loans increased approximately $4 million. The upward trend in Mortgage Loans is attributed to substantial growth in both population and number of households recorded in Dyer County over the past decade. Construction of new homes as well as Commercial Businesses continue to provide a source of loan activity for First Citizens. First Citizens is the largest agriculture lender in the State of Tennessee and is an approved Farm Credit Services Lender. Slow growth in agriculture loans is due to a delay in draw downs of operating lines of credit. Spring of 1998 has produced a wetter than normal spring season causing delays in farm operations. Agriculture resources comprise a significant portion of the Dyer County Market. Total farm land in production is approximately 231,000 acres with an average value of $449,501. Average machinery value per farm is $76,449. First Citizens investment in agriculture real estate loans totals $16.1 million while crop production and equipment loans total $12.2 million. Total gross agriculture income posted in 1997 from the sale of agriculture products was $79,203,850. Dyer County ranks as the number one producer of soybeans, grain sorghum, commercial vegetables and rice in the state of Tennessee. Agriculture credits 30 days or more past due in excess of $25,000 total approximately $475,500. Agriculture credits listed on the banks problem list total approximately $1.5 million with over $700,000 guaranteed by FmHA. Growth in consumer loans was slowed in 1997 due to increased number of reported bankruptcies in the state of Tennessee as well as perceived deterioration in consumer credit in Dyer County.

First Citizens is located in the Dyersburg/Dyer County trade area having a population of approximately 40,000. The entire trade area has outpaced both the state and the nation in per capita personal income growth since the early 1980's. The State of Tennessee projects that per capita income in the area will be greater than the national average by the year 2000. A diversified mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing of 40.5%. Dyer County's unemployment rate for March was 4.1% compared to February's rate at 4.5%, according to the Tennessee Department of Employment Security. This compares to Tennessee's unemployment rate of 4.7% at 3/31/98.

The provision for loan losses increased in proportion to loan growth as required by loan policy. The provision at 3/31/98 was 1.27% of total loans well in excess of policy requirements of one percent. Experience of the lending staff and adherence to policy lends a comfort level to the portfolio that supports the Loan Loss Allowance at the present level. Problem loans at 3/31/98 were $4,868,855 reflecting an increase of $1,640,424 when compared to the 3/31/97 total of $3,228,431.
Problem loans represent 1.87% of total loans as of 3/31/98.

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

The average yield on loans of First Citizens National Bank as of March 31 in the years indicated is as follows:

                Year         Yield

                1998          9.74%
                1997          9.41%
                1996          9.78%
                1995          9.57%
                1994          8.77%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $45,336,000 as of 3/31/98.

The following table sets forth loan totals net of unearned income by category for the past five years:
                                            March 31
                                          (in thousands)
                           1998      1997     1996     1995       1994
Real Estate Loans:
  Construction          $ 23,313  $ 17,643  $ 13,875  $ 11,457  $  7,598
  Mortgage              $137,002  $129,317  $112,732  $ 95,763  $ 90,537
Commercial,
 Financial and
 Agricultural
 Loans                  $ 41,778  $ 41,802  $ 46,691  $ 45,467  $ 35,784
Installment
 Loans to
 Individuals            $ 27,679  $ 23,630  $ 21,739  $ 19,885  $ 16,212
Other Loans             $  1,929  $  2,168  $  2,164  $  1,878  $  2,711
TOTAL LOANS             $259,870  $214,560  $197,201  $174,450  $152,842

   LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $84,506,000 or 32.52% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is down from 39.84% at 3/31/97 and 43.89% at
3/31/96.   Maturities in the one to five year category total $162,854,000, reflecting an increase of $28.6 and $19.5 million when compared to 3/31/97 and 3/31/96.

                                     Due after
                  Due in one       one year but         Due after
                 year or less    within five years    five years
                                   (in thousands)

Real Estate        $36,936            $107,275           $31,222

Commercial,
 Financial and
 Agricultural      $18,751            $ 24,780           $ 3,473

All Other Loans    $ 6,533            $ 30,799           $   101

TOTAL              $62,220            $162,854           $34,796

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined            $175,364
Interest Rates are Floating or Adjustable             $22,286

                    NON-PERFORMING ASSETS

Total Non Performing Assets were $890,000 or .28% of the loan portfolio as of 3/31/98 compared to peer group ratio of .69% as of 12/31/97. First Citizens Non Performing loans were $2,221,000 or 1.04% of total loans at 3/31/97 compared to peer group ratio of .78% as of the same time period. Total non-performing loans at 12/31/97 were $604,000 compared to $1,295,000 at year end 1996. Allowance for loan losses as a percent of total loans was 1.27 percent. Loan policy calls for an allowance balance of at least 1% of total loans. Continued improvements reflected in the financial ratios are indicative of well communicated loans policies and procedures.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the three months ending 3/31/98 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $26,000. Interest income on loans reported as ninety days past due and on interest accrual status was $28,000 for year-to-date 1998. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured Loans at March 31, 1998 were zero.

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

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

                              Non-Performing Loans
                                    March 31
                                 (in thousands)

                                     90 Days Past Due
       Year          Non-Accrual     Accruing Interest   Total

       1998           $  418              $  472        $  890
       1997           $1,069              $1,152        $2,221
       1996           $  740              $  427        $1,167
       1995           $  721              $1,404        $2,125
       1994           $1,051              $  439        $1,490

                   LOAN LOSS EXPERIENCE AND
                   RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $248,000 (2) recovery of loans previously charged off - $76,000 and (3) additions to Reserve - $210,000.
Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and overdrawn deposit accounts.

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

     RESERVE BALANCE                                        $

     EXCESS (DEFICIT)                                       $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %

     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/98 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural           $300,000
  Real Estate-Construction                           None
  Real Estate-Mortgage                             75,000
  Installment Loans to individuals &
   credit cards                                   100,000
  Lease financing                                    None
Foreign                                               N/A
               01/01/98 through 12/31/98   Total $475,000

The book value of repossessed real property held by Bancshares and First Citizens National Bank at 3/31/98 is $0 compared to $164,000 at 3/31/97 and $861,000 at 3/31/96. The balance was significantly reduced as a result of the sale of a strip shopping center in November 1996. The remaining balance previsouly held in repossessed real property represented property purchased for expansion of the branch located on Highway 51 Bypass valued at $164,000. In the 4th quarter of 1997, the property was reclassified from ORE to bank premises and equipment. Expansion of the Midtown branches planned for in 1999. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

                        First Citizens National Bank
              Loan Loss Experience and Reserve for Loan Losses
                               (in thousands)
                          Quarter ending March 31
                          1998          1997          1996          1995        1994

Average Net Loans
Outstanding              $235,315      $207,667      $191,653     $167,965    $149,438


Balance of Reserve
for Loan Losses
at Beginning of
Period                   $  3,159      $  2,282      $  2,216     $  2,054    $  1,676


Loan Charge-Offs         $   (248)     $    (39)     $    (72)    $    (60)   $    (24)

Recovery of Loans
Previously Charged Off   $     76      $     33      $     40     $     56    $     44

Net Loans Charged Off    $   (172)     $     (6)     $    (32)    $     (4)   $     20

Additions to Reserve
Charged to Operating
Expense                  $    210      $    170      $    105     $     65    $     99

Balance at End of
Period                   $  3,197      $  2,446      $  2,289     $  2,115    $  1,795


Ratio of Net Charge-Offs
during quarter to Average
Net Loans Outstanding       (.08%)        (.01%)        (.02%)        (.00%)       .01%


The following table will identify charge-offs by category for the periods ending 3/31/98, 3/31/97 and 3/31/96:

Charge-offs:                                     1998       1997     1996
 Domestic:
   Commercial, Financial and Agricultural       $ 139      $  8      $ 43
Real Estate-Construction                            0         0         0
   Real Estate-Mortgage                             0         0         0
 Installment Loans to individuals                 109        31        29
   Lease financing                                  0         0         0
   Foreign                                        N/A       N/A       N/A
                                       Total      248        39        72
Recoveries:
 Domestic:
   Commercial, Financial and Agricultural        $ 36      $ 10       $ 8
Real Estate-Construction                            0         0         0
   Real Estate-Mortgage                             0         0         1
Installment Loan individuals                       40        23        31
Lease Financing                                     0         0         0
Foreign                                           N/A       N/A       N/A
                                        Total   $  76     $  33      $ 40
Net Charge-offs                                 $(172)    $  (6)     $(32)

Investment Securities

Bancshares' book value of listed investment securities as of the dates indicated are summarized as follows:

                            Composition of Investment Securities
                                            (March 31)

                           1998     1997     1996     1995     1994
U. S. Treasury &
 Government Agencies      $75,644 $66,923 $62,387  $60,735  $42,353
State & Political
 Subdivisions             $12,662 $10,630 $11,013  $10,426  $13,665
All Others                $ 2,822 $ 3,009 $ 3,637  $ 4,393  $ 5,519
                  TOTALS  $91,128 $80,562 $77,037  $75,554  $61,537

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the first quarter, 1998 were up $10.5 million when compared to the same time period in 1997. Securities contained within the portfolio consist primarily of U. S. Treasury, and other U. S. Government Agency Securities and tax exempt obligations of States and Political Subdivisions. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

Purchases made during the first quarter, 1998 totaled $11.5 million consisting of Government Backed and Municipal Securities. Securities totaling $3 million were placed in the Held-To-Maturity Account while securities totaling $8.5 million were booked in the Available for Sale account.

First quarter sales totaled $1,500,000 at a gain of $10,978. Sales were made from the available for sale account.

Fixed rate holdings currently have an expected average life of 2.9 years. It is estimated that this average life would extend to 5.6 years should rates rise 100 basis points and 6.3 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would decrease 1.7 years.

In terms of price sensitivity, we estimate that if rates rise 100 basis points the market value of the portfolio would fall by 3.7%, while rates rising 200 basis points would impact the market value by a negative 8.4%. This is consistent with the price sensitivity of the 4 to 5 year Treasury bond. If rates go down 100 basis points we estimate that the market value would increase by 1.8%.

The adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 6.4 years. Due to the structure of these holdings, we would expect little extension to occur in average life should interest rates rise, but could see some further shortening if rates fall. We estimate the adjustable rate holdings also have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolios for Held-To-Maturity, Available-For-Sale, and Trading Account Investments. As of March 31, 1998 approximately 40% of the total portfolio was placed in the Held-To-Maturity account. The remaining 60% was booked in the Available-For-Sale account. FASB 115 requires banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-To-
Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a positive capital entry of $568,285 during the quarter ended 3/31/98.

Maturities in the portfolio are made up of 10% within one year, 39% after one year and within five years, and 51% after five years.
Policy provides for 20% maturities on an annual basis. Maturities were extended from 5 to 10 years on most securities purchased after 1995. Management made a conscious effort to extend maturities for a higher yield on the portfolio. Securities purchased with extended maturities bear call features ranging from 1 to 3 years.
Securities ranging from $10 - $17 million could be called in the next 12 months. Maturities on investments purchased are structured to meet loan demand as well as projected changes in interest rates.

First Citizens National Bank has not engaged in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

                                    Investment Securities
                            Held to Maturity      Available for Sale
                                        March 31, 1998
                                        (in thousands)
                            Amortized      Fair   Amortized    Fair
                              Cost        Value     Cost       Value

U.S. Treasury Securities     $     0     $     0   $ 6,044   $ 6,126
   U.S. Government agency
   and corporation obligations
   (exclude mortgage-backed
   securities):
      Issued by U.S. Government
      agencies (2)                 0           0        69        69
      Issued by U.S. Government-
      sponsored agencies (3)  14,236      14,234    34,211    34,513
Securities issued by states
 and political subdivisions
 in the U.S.:
     General obligations       4,066       4,083     4,584     4,648
     Revenue obligations       3,002       3,031       948       971
     Industrial development
     and similar obligations       0           0         0         0
Mortgage-backed securities (MBS):
 Pass-through securities:
      Guaranteed by GNMA         193         198     7,644     7,685
      Issued by FNMA and FHLMC   478         482     5,429     5,427
      Other pass-through
        securities                 0           0         0         0
 Other mortgage-backed securities
  (include CMOs, REMICs, and
  stripped MBS):
      Issued or guaranteed by FNMA,
        FHLMC, or GNMA           789         785     6,101     6,128
      Collateralized by MBS
        issued or guaranteed by
        FNMA, FHLMC, or GNMA       0           0         0         0
        All other privately-
         issued                    0           0         0         0
 Other debt securities:
   Other domestic debt
    securities                     0           0         0         0
    Foreign debt securities        0           0         0         0
   Equity securities:

    Investments in mutual funds
    Other equity securities with
    readily determinable fair
    values                         -           -         0         0
   All other equity securities (1) -           -     2,765     2,797
       Total                  22,764      22,813    67,795    68,364

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

                                   Investment Securities
                                Unrealized Gains/(Losses)
                                      March 31, 1998

                            Unrealized   Unrealized      Net
                              Gains       Losses     Gains/Losses

U. S. Treasury Securities       82           0           82
Obligations of U.S.
 Government Agencies &
 Corp.                         484         113          371
Obligations of States and
 Political Subdivisions        132           0          132
Other Securities
     Totals                    698         113          585

                              Maturity and Yield on Securities March 31, 1998
                                           (in thousands)
                                           Maturing
                                        After One Year   After Five Years    After
                      Within One Year  Within Five Years Within Ten Years   Ten Years
                       Amount   Yield   Amount     Yield  Amount    Yield Amount Yield
U. S. Treasury and
Government Agencies   $10,299   6.68%   $17,929   6.54%  $31,662   6.67% $15,754 7.32%

State and Political
Subdivisions*         $ 1,510   7.30%   $ 5,370   6.58%  $ 3,355   7.43% $ 2,427 7.62%

All Others            $     -      -%   $     -      -%  $ 2,822   6.42% $    -     -%

TOTALS                $11,809   6.76%   $23,299   6.56%  $37,839   6.72% $18,181 7.36%

* Yields on tax free investments are stated herein on a taxable equivalent basis.

                    Return on Equity and Assets

The table below presents for Bancshares certain operating ratios for the quarters ending March 31st: (Not Annualized)

                        1998   1997    1996    1995   1994
Percentage of Net
  Income to:
Average Total Assets    .32%    .32%   .30%    .21%    .32%
Average Shareholders
 Equity                3.31%   3.39%  3.12%   2.29%   3.39%
Percentage of
 Dividends Declared
 Per Common Share
 to Net Income
 Per Common Share     35.29%  27.04% 25.56%  33.90%  22.73%
Percentage of Average
 Shareholders'
 Equity** to Average
 Total Assets         10.63%  10.14% 10.07%   9.18%  10.03%

Return on assets is a measurement of the firms ability to maximize asset utilization. Total assets at 3/31/98 were $392,011,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising interest rates had a significant impact on earnings in 1995. Results of operations from 1996 and through first quarter 1998 reflect continuous improvement. The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing amazing customer service. The Bank's management and employees are rewarded with incentive compensation based on various factors including the level of ROA achieved at year end.
A return on assets of 2.00% is required if maximum benefits are to be realized. The company vision statement calls for a 2 percent ROA, $500 million in assets and $10 million in net income by the year 2002. Other strategic goals set to achieve the 2 percent ROA is the addition of a second Finance Company and Insurance Company in 1998. Delta Finance (First Citizens subsidiary) exceeded budget projections in 1997 in both loan growth and income. Delta Finance posted a loss of approximately $6,000 in 1997. A 50/50 partnership was established with a thriving local insurance agencey to open White and Associates/First Citizens Insurance Agency in February 1998. Revenue generated from Delta Finance and the sale of insurance company products is expected to significantly boost ROA in 1998.

Total Shareholder's equity (including Loan Loss Reserve) of
First Citizens Bancshares as of 3/31/98 was $38,876,000 compared to $30,170,000 at 12/31/97.

Percentage of Dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison when 1995 is excluded. Suppressed earnings in 1995 distorted the ratio. Number of shares outstanding continues to increase as a result of shares issued on a quarterly basis to service the Dividend
Reinvestment and Cash Option Program. Number of shares outstanding also increased due to share issued for the 50% purchase of White and Associates Insurance. A stock repurchase program has been proven to be ineffective in creating availability of shares. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under the terms of the repurchase program, the company would repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come first served basis. During the third quarter, of 1993 a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of Bancshares. The numbers of shares outstanding increased proportionately with no effect on capital. An amendment to the Company's Charter by the shareholders in April, 1998 approved an increase in the number of shares authorized from 750,000 to 10,000,000.

A dividend of .50 cents per share was paid on 3/15/98.

A quarterly dividend declared for each quarter in 1997 was
 .40 cents per share compared to 32.5 cents and .30 cents per share in 1996 and 1995. A special dividend of .40 cents per share was also declared the fourth quarter compared to .30 and .10 cents per share in 1996 and 1995.

               LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities and consistently remains between 10% and 15%. The stability of our deposit base, sound/asset liability management, and a strong capital base combined with expanded lines of credit with the Federal Home Loan Bank assure adequate liquidity. Strong loan demand and seasonal growth in agriculture lines of credit place the bank in a tight liquidity position May through October each year. The bank's liquidity ratio at quarter end including approved lines of credit was 24.03%. Loan to deposit ratio including repurchase agreements and matched federal home loan bank borrowings is 88.59% at 3/31/98 compared to 83.52% at 3/31/97.

To address liquidity concerns the bank has the following sources available: (1) Approved lines of credit with the Federal Home Loan Bank and correspondent banks totaling
$54.8 million; (2) Loans in excess of $62 million maturing in one year or less; and (3) Investment Securities totaling
$11 million with maturity dates of one year or less.  At
March 31, 1998 Federal Home Loan Borrowings totaled $12.7 million. Other sources of liquidity or non-core fundings is the State of Tennessee (jumbo CDS). The state has $17 million in CDS with First Citizens as of 3/31/98. The average rate associated with these deposits is 5.60%. These funds are utilized to earmark specific asset needs.

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

                                CONDENSED GAP REPORT
                        ------------------------------------
                                  CURRENT BALANCES
                        -----------------------------------
                                      03/31/98
                                   (in thousands)
                              DAILY    0-1     1-2     2-3     3-6     6-12      1-2       2+
                     TOTAL  FLOATING  MONTH  MONTHS  MONTHS  MONTHS    MONTHS    YEARS   YEARS
------------------------------------------------------------------------------------------

CASH AND DUE FROM
CASH AND DUE FROM   12,498         -      -       -       -       -         -        -    12,498
MONEY MARKET           738       738      -       -       -       -         -        -         -

TOTAL CASH &
 DUE FROM           13,236       738      -       -       -       -         -        -    12,498

INVESTMENTS
US TREASURIES        5,598         -      -       -       -     857     1,714       999    2,028
US AGENCIES         72,456         -  3,000       -       4   1,880     2,844     3,867   60,861
MUNICIPALS          10,618         -      -       -       -     503     1,007     1,875    7,233
EQUITIES             2,456         -      -       -       -       -         -         -    2,456

TOTAL INVESTMENTS   91,128         -  3,000       -       4   3,240     5,565     6,741   72,578

LOANS
COMMERCIAL FIXED    55,943         -  4,565   1,529   2,997   7,449     7,171     6,212   26,020
COMMERCIAL VARIABLE 14,197     2,000 12,197       -       -       -         -         -        -
REAL ESTATE-VAR.    12,814         - 12,814       -       -       -         -         -        -
REAL ESTATE FIXED  140,563         - 10,775   2,433   2,970   6,941    14,123     9,642   93,679
HOME EQUITY LOANS    4,953         -  4,661       -       -       -       277        15        -
SEC MORTGAGE         2,941         -      -       -       -       -         -         -    2,941
INSTALLMENT LOANS   24,608         -    439     402     300     755     2,121     4,117   16,474
INSTALLMENT VARIABLE     3         -      3       -       -       -         -         -        -
FINANCE COMPANY      1,075         -      -       -       -       -     1,075         -        -
FLOOR PLAN             411         -      -       -       -       -         -         -      411
CREDIT CARDS         2,067         -      -       -       -       -       437         -    1,630
FACTORING REC           36         -      -       -       -       -         -         -       36
OVERDRAFTS             259         -      -       -       -       -         -         -      259
TOTAL LOANS        259,870     2,000 45,454   4,364   6,267  15,145    25,204    19,986  141,450
LOAN LOSS RESERVE    3,197         -     -        -       -       -         -         -    3,197

NET LOANS          256,673     2,000 45,454   4,364   6,267  15,145    25,204    19,986  138,253

FED FUNDS SOLD       6,400     6,400      -       -       -       -         -         -        -

TOTAL EARNING
  ASSETS           354,201     8,400 48,454   4,364   6,271  18,385    30,769    26,727  210,831

OTHER ASSETS
BUILDING, F&F
 & LAND              9,129         -      -       -       -       -         -         -    9,129
OTHER ASSETS        15,445         -      -       -       -       -         -         -   15,445

TOTAL OTHER ASSETS  24,574         -      -       -       -       -         -         -   24,574

TOTAL ASSETS       392,011     9,138 48,454   4,364   6,271  18,385    30,769    26,727  247,903

DEMAND DEPOSITS     32,664         -      -       -       -       -         -         -   32,664

TOTAL DEMAND        32,664         -      -       -       -       -         -         -   32,664

                                CONDENSED GAP REPORT
                        ------------------------------------
                                  CURRENT BALANCES
                         -----------------------------------
                                      03/31/98
                                   (in thousands)
                              DAILY    0-1    1-2     2-3     3-6    6-12   1-2    2+
                      TOTAL FLOATING  MONTH  MONTHS  MONTHS  MONTHS MONTHS YEARS  YEARS
------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS       20,587       -       -      -      -       -      -    1,121   19,466
NOW ACCOUNT           24,318       -       -      -      -       -   8,106  16,212        -
BUSINESS CHECKING        273       -       -      -      -       -      91     182        -
IMF MMDA               8,312      79       -      -      -       -   2,744   5,489        -
FIRST RATE ACCOUNT    25,402       -       -      -      -       -   8,467  16,935        -
DOGWOOD CLUB           5,030       -       -      -      -       -   1,676   3,354        -

TOTAL SAVINGS         83,922      79       -      -      -       -  21,084  43,293   19,466

TIME DEPOSITS
CD 1-2 MONTHS          3,267       -   3,229     38      -       -       -       -        -
CD 3 MONTHS           10,191       -     347    147  9,645      52       -       -        -
CD 4-5 MONTHS          3,274       -   3,210     20     17      27       -       -        -
CD 6 MONTHS           23,844       -   2,140  3,397  2,637  14,761     909       -        -
CD 7-11 MONTHS        25,693       -     190    134    109   2,246  23,014       -        -
CD 12 MONTHS          16,194       -     400  1,029  1,535   4,965   8,099     166        -
CD 13-17 MONTHS       29,500       -     228  3,012  1,363   5,150   9,897   4,914    4,936
CD 18-23 MONTHS        1,576       -       -      -     50     152     282   1,092        -
CD 24 MONTHS           6,294       -     121    413    415     615   2,882   1,833       15
CD 25-30 MONTHS        9,596       -       3    123    736     976   5,304     547    1,907
CD 31-59 MONTHS       12,571       -   3,167     15     59      47     379     772    8,132
CD 31-59 MONTHS
 VARIABLE                 72       -       -      -     60       -       -      12        -
CD 60 MONTHS           5,748       -     106    240    150     512   1,231   1,167    2,342
CD 60 MONTH VAR.         857       -      40     20     -       30     453      65      249
CD SWEET 16           22,342       -   2,568  2,248  1,430   3,792   7,264   5,040        -
CD 7 MONTHS            1,578       -     180     28      -   1,029     341       -        -
IRA FLOATING             117       -     117      -      -       -       -       -        -
IRA FIXED             20,330       -     942    397    430   2,124   5,002   8,644    2,791
CHRISTMAS CLUB           201       -       -      -      -       -     201       -        -

TOTAL TIME           193,245       -  16,988 11,261 18,636  36,478  65,258  24,252   20,372

TOTAL DEPOSITS       309,831      79  16,988 11,261 18,636  36,478  86,342  67,545   72,502

FED FUNDS PURCHASED    2,100   2,100       -      -      -       -       -       -        -
TT&L                     566     566       -      -      -       -       -       -        -
SECURITIES SOLD-
  SWEEP               12,975  12,975       -      -      -       -       -       -        -
SECURITIES SOLD-
  FIXED                7,546       -     100    342  1,451   3,890   1,658       -      105
FHLB-LIBOR INVEST.    11,947   2,000       -      -      -       -       -       -    9,947
FHLB-LONG TERM         2,816       -       -      -      -       -       -       -    2,816
NOTES PAYABLE-
  FINANCE              5,137   5,137       -      -      -       -       -       -        -

TOTAL SHORT TERM
  BORROWINGS          43,087  22,778     100    342  1,451   3,890   1,658        -  12,868

OTHER LIABILITIES      3,414       -       -      -      -       -       -        -   3,414

TOTAL OTHER LIAB.      3,414       -       -      -      -       -       -        -   3,414

TOTAL LIABILITIES    356,332  22,857  17,088 11,603 20,087  40,368  88,000   67,545  88,784

CAPITAL
STOCK, SURPLUS,
 P.I.C.               13,215       -       -      -      -       -       -        -  13,215
UNREALIZED GAIN
  (LOSSES)               341       -       -      -      -       -       -        -     341
UNDIVIDED PROFITS     22,123       -       -      -      -       -       -        -  22,123

TOTAL CAPITAL         35,679       -       -      -      -       -       -        -  35,679

TOTAL LIAB'S &
  CAPITAL            392,011  22,857  17,088 11,603 20,087  40,368  88,000   67,545 124,463

GAP (SPREAD)               - -13,719  31,366 -7,239-13,816 -21,983 -57,231  -40,818 123,440
GAP % TOTAL ASSETS         -   -3.50    8.00  -1.85  -3.52   -5.61  -14.60   -10.41   31.49
CUMULATIVE GAP             - -13,719  17,647 10,408 -3,408 -25,391 -82,622 -123,440       -
CUM GAP % TOTAL ASSETS     -   -3.50    4.50   2.66  -0.87   -6.48  -21.08   -31.49       -
SENSITIVITY RATIO          -    0.40    1.44   1.20   0.95    0.77    0.59     0.54    1.00

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

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income.
    Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. Approximately 20% - 30% of our CD customers have maturities of 6 months or less.
    First Citizens will attempt to minimize interest rate risks by increasing the volume of variable rate loans within the portfolio. The bank should limit the net interest income exposure to a maximum of 2.00% of tier I capital. (Example .02 x $26,857,000
    = $537,140). The bank's Asset/Liability Committee will try to improve net interest income through volume increases and better pricing techniques.
    Long term fixed rate positions should be held to a minimum, by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% assets, unless they are funded with Federal
    Home Loan Bank matched funds. These maximum limits are the high points and the ALCO will strive to keep the amount below this point. The dynamic 03/31/98 gap reports reflects an exposure of $121,000 to $338,000 if rates go up or down using multiple rate scenarios. The Board of Directors should receive interest rate risk reports on a quarterly basis.
    (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

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

                       Capital Resources

Total shareholders' equity of First Citizens Bancshares as of March 31, 1998 was $35,679,000, compared to $30,170,000 at March 31, 1997. Capital as a percentage of total assets for the quarter ending March 31 is presented in the following table for the years indicated (excluding Loan Loss Reserves):

           Leveraged Capital Ratio(s) as of March 31

         1998      1997     1996     1995      1994
         9.10%     9.33%    9.31%    9.06%     9.37%

Increasing the capital base of the Company is a vital part of strategic planning. Although the present capital to asset ratio remains well in excess of the level required by Regulators for banks our size, management is aware of the importance of this base.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. Calculation of the risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. The minimum risk-based capital ratio established by Federal Reserve regulation is 8%. At least one-half or 4% must consist of core capital (Tier 1), and the remaining 4% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries.
Tier 2 capital/supplementary capital consists of the allowance for loan and lease losses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares' capital consists entirely of Tier
1 components, with the exception of the allowance for loan and lease losses. The Risk-Based Capital Ratio as of 3/31/98 was 12.23% significantly above the 8.00% required by regulation. Growth in Bancshares Capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

           Risk-Based Capital Ratio(s) as of March 31

         1998       1997     1996     1995      1994
         12.23%    14.32%   14.19%   14.06%    14.17%

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

Shareholders approved an amendment to the company's Charter in April 1998 to increase the number of shares authorized from $750,000 to $10,000,000.

Item 6(b) No reports on Form 8-K were filed for the quarter ended 3/31/98.

                         SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             First Citizens Bancshares, Inc.
                                     (Registrant)



Date: May 13, 1998           Stallings Lipford
                             Stallings Lipford, Chairman




Date: May 13, 1998           Jeff Agee
                             Jeff Agee, Vice President &
                             Chief Financial Officer