Form 10-Q
period 1998-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1998-08-13
CIK 719264

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1998       Commission File Number 2-83542

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

Of the registrant's only class of common stock ($0.25 par value) there were 3,192,893 shares outstanding as of June 30, 1998 (Net of Treasury).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                              June 30,      December 31,
                                                1998           1997
                                  ASSETS

Cash and due from banks                        $ 11,859      $ 13,771
Federal funds sold                                1,100         5,075
Investment securities -
  Trading Investments-Stated at Market                0             0
  Held to Maturity-amortized cost-Fair
  Value of $24,048 at June 30, 1998
  and $21,610 at December 31, 1997.              23,999        21,580
  Available for Sale-Stated at Market            64,066        49,596
Loans (Excluding unearned income of
   $1,742 at June 30, 1998 and
   $1,622 at December 31, 1997)               270,945       229,277
Less: Allowance for loan losses                   3,438         2,789
      Net Loans                                 267,507       226,488
Premises and equipment                            9,088         8,177
Intangible assets                                 3,439           133
Other assets                                     13,380         8,467

          TOTAL ASSETS                         $394,438      $333,287

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $308,385      $267,590
Securities sold under agreement to
   repurchase                                    20,194        21,765
Federal funds purchased and Other
   Short Term Borrowing                           3,075             0
Long-term debt - Note 3                          19,395         7,813
Notes payable of employee stock
  ownership plan                                  2,000             0
Other liabilities                                 4,439         2,994
     Total Liabilities                          357,488       300,162

Contingent liabilities
Stockholders' Equity:
  Common stock, $0.25 Par value - 10,000,000
  authorized; 3,194,544 issued and
  outstanding at June 30, 1998;
  3,002,872 issued and outstanding at
  December 31, 1997                                 799           751
Surplus                                          15,037        10,669
Retained earnings                                22,802        21,405
Obligation of Employee Stock
  Ownership Plan                                 (2,000)            0
Net Unrealized Gains (Losses) on Available
  for Sale                                          348           307
  Total Common Stock and Retained Earnings       36,986        33,132
Less-1,651 Treasury Shares, at Cost at
  June 30, 1998 and 632 Shares at Cost at
  December 31, 1997                                 (36)           (7)
   Total Stockholders' Equity                    36,950        33,125

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                               $394,438      $333,287

NOTE: The balance sheet at December 31, 1997, has been taken from the audited financial statements at that date and condensed. The current period and prior period have been restated to reflect a 4:1 stock split.

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)


                             Three Months Ended      Six Months Ended
                                  June 30                June 30
                             1998       1997         1998         1997

     Interest Income

Interest and fees
  on loans                 $ 6,385     $5,306        $12,115     $10,192
Interest on investment
  securities:
  Taxable                    1,331      1,261          2,446       2,401
  Tax-exempt                   140        130            272         251
Other interest income           68         15            162          73
Lease financing income           0          0              0           0
Total Interest Income        7,924      6,712         14,995      12,917

     Interest Expense
Interest on deposits         3,258      2,753          6,339       5,442
Other interest expense         714        415          1,025         708
 Total Interest Expense      3,972      3,168          7,364       6,150

Net Interest Income          3,952      3,544          7,631       6,767

Provision for Loan
  Losses                       308        201            518         361

Net Interest Income
  after Provision            3,644      3,343          7,113       6,406

     Other Income
Securities gains
  (losses)                     (35)         6             (9)         19
Other income                 1,126        880          2,176       1,868
     Total Other Income      1,091        886          2,167       1,887

Other expenses               3,115      2,585          5,984       5,099

Net income before
  income taxes               1,620      1,644          3,296       3,194
Provision for income
  taxes                        542        547          1,110       1,082

Net income                  $1,078     $1,097         $2,186      $2,112

Earnings per share          $ 0.35     $ 0.37         $ 0.71      $ 0.71

Weighted average number of
  shares outstanding     3,071,426  2,970,764      3,071,426   2,970,764

1997 income data has been adjusted to reflect annual incentive bonus accruals previously accounted for during fourth quarter and a 4:1 stock split that took place in 1998.

The accompanying notes are an integral part of these financial statements.

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                               (UNAUDITED)
                                              Six Months Ended
                                                  June 30,
                                      1998         1997         1996
Net Cash Provided by Operating
  Activities                         $ 2,368      $ 1,017     $ 3,036

Investing Activities

Proceeds of Maturities of Held to
 Maturity Securities                   3,624        4,491       4,085
Purchase of Held to Maturity
 Investments                          (6,043)      (9,600)     (1,500)
Proceeds from Maturities of
 Available for Sale Securities        17,914        3,103       1,812
Proceeds from Sales of Available
 for Sale Securities                   9,074        1,934       7,600
Purchase of Available for Sale
 Securities                          (41,458)      (4,860)    (17,125)
Increase in Loans-Net                (41,537)     (11,532)    (17,445)
Payment for purchase of Bank of
 Troy-Net of cash acquired            (5,957)           0           0
Purchases of Premises and
  Equipment                           (1,351)        (561)       (146)
Net Cash Provided by
 Investing Activities                (65,734)     (17,025)    (22,719)
Financing Activities

Net increase (decrease) in Demand
 and Savings Accounts                 10,271        1,779         862
Increase (decrease) in
 Time Accounts                        30,524        4,658       8,176
Increase (decrease) in Long
 Term Debt                            11,582        4,524        (591)
Treasury Stock Transactions              (29)           1          (4)
Proceeds from Sale of Common Stock     4,416          272         154
Cash Dividends Paid                     (789)        (607)       (485)
Net increase (decrease) in
 Short-term Borrowings                 1,504         6,694       9,508

Net Cash Provided (used) by
 Financing Activities                 57,479        17,321      17,620

Increase (decrease) in Cash
 and Cash Equivalents                (5,887)        1,313      (2,063)

Cash and Cash Equivalents at
  Beginning of Year                  18,846        13,507      13,544
Cash and Cash Equivalents at
  End of Year                       $12,959       $14,820     $11,481

Cash payments made for interest and income taxes during the years presented are as follows:

                                         1998       1997         1996
  Interest                           $7,070      $6,358       $5,404
  Income Taxes                        1,764       1,163          833

NOTE: Net cash provided by operating activities was lower in 1997 due to the purchase of split dollar life insurance policies for our officers. These policies are classified as other assets on the balance sheet.

The accompanying notes are an integral part of these financial statements.

                    FIRST CITIZENS BANCSHARES, INC.
                  STATEMENT OF COMPREHENSIVE INCOME
                (IN THOUSANDS) EXCEPT PER SHARE AMOUNTS
                            June 30, 1998


                              THREE MONTHS    SIX MONTHS
                               ENDED JUNE     ENDED JUNE
                            1998      1997   1998     1997

Net Income                 $1,078    $1,097 $2,186   $2,112

Changes in Available
 for Sale Securities            7       319     41      (30)
Tax Impact (Available for
 Sale Securities)               3       128     16      (12)

Comprehensive Income       $1,082    $1,288 $2,211    $2,094

               FIRST CITIZENS BANCSHARES, INC.
                        AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)
                        (IN THOUSANDS)
                        June 30, 1998

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 1998, the consolidated statements of income for the three months ended June 30, 1998, 1997 and 1996, and the consolidated statement of cash flows for the three months then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1997.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Short Term Borrowings
                                            June 30  June 30
                                              1998     1997

Amount Outstanding-End of Period             $23,269 $27,919
Weighted Average Rate of Outstanding           4.81%   4.76%
Maximum Amount of Borrowings at Month End    $23,269 $27,919
Average Amounts Outstanding for Period       $22,069 $24,991
Weighted Average Rate of Average Amounts       4.79%   4.64%

Note 4 - Long-Term Debt

Long term debt is comprised of Federal Home Loan Bank Borrowings, Finance Company debt, and new debt associated with the Troy Acquisition. The Finance Company debt is classified as long term debt due to our intent to renew. The parent company debt is with Suntrust-Nashville. The average life is as presented and the FHLB Funds are matched with loans and investments.


                       Average Average  Average
                       Volume   Rate    Maturity  Variable

FHLB Borrowings-Loans  $ 5,782 5.86%   7 Years
FHLB Borrowings-Invest. 10,858 5.77%  10 Years Monthly,Yearly
Finance Company Debt     1,000 6.00%   5 Years
Parent Company Debt      1,379 6.89%   7 Years Monthly

                 FIRST CITIZENS BANCSHARES, INC.
                         AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                           (UNAUDITED)
                         (IN THOUSANDS)
                          June 30, 1998


Note 5 - Statement of Cash Flows

                                   June 30,
                        1998         1997         1996
Actual payments made
 during the periods:

Interest             $ 7,070      $ 6,358       $ 5,404
Income taxes           1,764        1,163           833

Note 6 - Contingent Liabilities

There are no material pending litigations as of the current reportable date that should result in a liability.

Note 7 - Investment Securities

The differences between book values of investment securities and market values at June 30, 1998 and December 31, 1997, total $49 and $30 respectively. FASB 115 requires banks to classify securities as held to maturity, available for sale, and trading. First Citizens has $0 in the trading account. Available for Sale securities values are adjusted to market quarterly and the adjustments flow to the capital account (net of tax). Held to maturity securities are stated at amortized cost. Available for sale securities reflects a $68M increase for the period ending June 1998 and, $41M net of tax, $41M flowed to the capital account. These movements fluctuate with the bond market.

First Citizens has not engaged in derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reported periods.

Note 8 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc. and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards established by regulators. Tier 1 and tier 2 risk based capital ratios are 11.78% and 13.00% respectively.

Note 9 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax account reflects an asset totaling $540M. Timing differences mainly consist of Reserve for Loan Loss timing differences.

Note 10 - Reserve for Loan Losses

FASB 114 and 118 was implemented during the first quarter of 1995, creating a reserve for impaired loans.

The following data reflects impaired totals for the reportable periods:(in thousands)

Impaired Loan Balance or Recorded Balance             $ 431
Amount of Recorded Balance with Related Allowance     $ 165
Amount of Recorded Balance with no Related Allowance  $ 266

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               (UNAUDITED)
                              (IN THOUSANDS)
                              June 30, 1998


Interest income recognized on impaired loans is recognized on a cash basis. Cash receipts will be applied as cost recovery or principal recovery first, consistent with OCC Regulations.

A quarterly assessment of the adequacy of the loan loss reserve, including the reserve for impaired loans, will ensure that reserves are sufficient to absorb future losses. The most recent assessment was presented to the Board of Directors on June 17, 1998 and reflected that reserves were more than adequate.

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

Note 13 - FASB 128 and 129 - Earnings Per Share

First Citizens Bancshares has a simple capital structure, with only common stock outstanding. The method used for computing the weighted average shares is based on a daily weighted average amount. First Citizens has no preferred stock, redeemable stock, or other items that would dilute basic earnings per share.

Note 14 - FASB 130 - Comprehensive Income

This statement establishes reporting and display requirements for comprehensive income and its components. A separate financial statement is presented that begins with net income from operations and includes all other comprehensive income. Bancshares has only one comprehensive income item (changes in the market value of available for sale investment securities). This total is carried to the Balance Sheet Net of Tax(unrealized gain or loss on available for sale).

Note 15 - APB 16 - Business Combination

On February 28, 1998, First Citizens Bancshares purchased Bank of Troy, Troy, Tennessee. This acquisition adds $60 million in assets to the company and opens up the Obion County market as projected in the Bank's Strategic Plan. Total acquisition cost of $9.6 million were funded through utilization of existing capital and a note payable to Suntrust Bank, Nashville in the amount of $4.1 million. The excess of cost over fair market value has been accounted for as goodwill and is being written off at the rate of $219,000 annually, over a 15 year period.
All assets and liabilities have been marked to market in accordance with purchase accounting rules. An employment contract with the former President of Bank of Troy provides that he will remain in that position until his 65th birthday in January of 2000. There are no other agreements relative to this acquisition that would result in contingent payments.

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               (UNAUDITED)
                              (IN THOUSANDS)
                              June 30, 1998

The following table presents unaudited pro forma combined historical results as if the Bank of Troy was acquired at the beginning of fiscal year 1997. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of fiscal year 1997, nor are they necessarily indicative of future consolidated results. Troy's total assets and net income is less than 20% of Bancshares's associated items.


Pro Forma Results (unaudited)
(In thousands except earnings per share)

                                       1998       1997

Interest Income                      $15,721     $13,622
Interest Expense                       7,776       6,552

Net Interest Income                    7,945       7,070

Provision for Loan Losses                533         376

Net Interest Income After Provision    7,412       6,694

Other Income                           2,209       1,927
Other Expenses                         6,244       5,359

Net Income Before Income Taxes         3,377       3,262
Provision for Income Taxes             1,144       1,109
Net Income                             2,233       2,153

Earnings Per Share                      0.73        0.72

Weighted Average Number of Shares
    Outstanding                    3,071,426   2,970,764

Note 16 - FASB 132 - Employer's disclosures about pensions and other post-retirement benefits.

First Citizens and its subs do not sponsor defined benefit plans or postretirement benefits.

Note 17 - Leveraged ESOP
Origination Date: 06/25/98

Bancshares guaranteed a $2,000,000 loan on behalf of the Employee
Stock Ownership Plan payable to Suntrust Bank, Nashville at a rate equal to Libor plus 1.2%. Both principal and interest are repayable quarterly with interest payments commencing July 1, 1998 and principal repayment beginning October 1, 1998. The loan is amortized over seven years and will be funded through ESOP allocations as provided for in the plan document which identifies the First Citizens National Bank Employee Stock Ownership Plan and Trust. In exchange for payment by the ESOP to the parent company of $2,000,000, a total of 85,106 shares of common capital stock was issued at $23.50 per share. The price per share was determined by a market appraisal performed by Mercer Capital Company, Memphis, Tennessee.

First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and Trust is a money purchase/stock bonus plan administered by the Investment Management and Trust Services Division of First Citizens National Bank. Eligibility requirements dictate that an employee must be 21 years of age and must have been employed for a minimum of one year to participate in the plan by the Company.

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               (UNAUDITED)
                              (IN THOUSANDS)
                              June 30, 1998


The plan provides for minimum annual contributions of not less than 10% of annual salary/bonus. An employee must be employed on the last day of the year and have completed 1000 hours of service to qualify for a contribution.

The current YTD Expense for ESOP is $216,000.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address material changes in income and expense accounts when compared to the quarter ending June 30, 1998. Reference should be made to the financial statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares Inc. (Bancshares). Limited activity to date by the Holding Company does not materially affect the income report.

The Company's 1997-98 strategic planning efforts call for a continued focus on asset and revenue growth through acquisitions that would
increase market share as well as return on assets.   The first quarter
of 1998, First Citizens National Bank purchased one-half interest in White and Associates Insurance Agency to form White and Associates/First Citizens Insurance Agency, LLC. Assets of First Citizens Bancshares, Inc. increased over 18% for the first half of 1998 primarily due to the purchase of Bank of Troy. Combined assets resulted in loan and deposit growth of 21.44% and 17.32%. Shareholder equity increased 17.06 percent. Net earnings year to date were $2,186,000 compared to $2,112,000 as of the same time period in 1997, resulting in an increase of 3.50 percent or .71 cents per common share. Return on Average assets as of 6/30/98 was 1.21% compared to 1.31% as of 6/30/97. The slight decrease in ROA is attributable to organization cost associated with the Bank of Troy and White and Associates/First Citizens. A reorganization of the Bank of Troy operations was necessary to align operations with that of First Citizens. Cost associated with the realignment include increased provision for loan loss reserve, a write off resulting from the sale of investment securities and the installation of technology associated equipment. One time expenses during March, 1998 resulted in a net operating loss of $17,000 for the quarter. Loan loss provisions for the first two quarters of 1998 totaled $182,000 increasing the provision to 1.40% of total loans outstanding. Investment losses totaled approximately $35,000 for the quarter. The reorganization process of Troy will be completed in 1998 prior to converting Bank of Troy to a branch of First Citizens in January, 1999. Organization cost discussed resulted in a negative .08 cents impact to earnings per share. Additional cost associated with the reorganization is not expected to have a material impact on future performance ratios of Troy or First Citizens National Bank. White and Associate/First Citizens purchased the Durham Insurance Agency located in Union City, Tennessee during second quarter, 1998 enabling White and Associate/First Citizens to locate an insurance agency in the lobby of Bank of Troy as of July 1, 1998. Efforts are underway to expand our investment in Delta Finance, the Bank's consumer finance subsidiary, through the opening of a second branch office in Milan, Tennessee. In addition, the bank will focus on growing its assets and revenue base by identifying quality banks in the

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               (UNAUDITED)
                              (IN THOUSANDS)
                              June 30, 1998


West Tennessee area receptive to a partnership with First Citizens.
Our investment in Lauderdale County will rise to a new level with the construction of a branch facility located on the corner of Cleveland Street and Walmart Drive, just off of Highway 51 in Ripley, Tennessee. The facility is being designed to provide our Lauderdale County customers the convenience of mortgage financing as well as insurance and brokerage services. The new branch is projected to open late in first quarter of 1999. An agreement was signed with Access Cash Southeast, a deployer and processor of Automated Teller Machines, in the second quarter to sponsor a program that calls for processing and location of
ATM's across the state of Tennessee.   First Citizens will be the
recipient of a transaction processing fee for each transaction processed from terminals placed as a result of the agreement. The bank will also participate in locating ATM's in select strategic locations.

Dividends paid first and second quarters of 1998 were .50 cents per share compared to .40 cents per share for each quarter in 1997. A 4 for 1 stock split was declared to shareholders of record as of June 1, 1998. The distribution of shares resulted in an issuance of 3 additional shares for each share owned as of the record date. The split was accomplished on June 15, 1998. Book value of common stock ended June 30 at $11.57 compared to $10.58 for 1997. Banchshare's Return on Equity for the two periods was 12.58% and 13.81% reflecting deployment of capital to purchase Bank of Troy and an increase in the number of shares outstanding as a result of purchases made through Bancshare's cash option program. The cash option program is discussed further in the capital section. Outstanding shares adjusted for the 4-for-1 split increased from 2,984,000 as of June 30, 1997 to 3,193,000 as of June 30, 1998.

The bank's strategic plan calls for future efforts to be focused on controlled growth, efficiency and diversification of operations and products as outlined in the following goals:

(1) To remain an independent community bank serving the needs of individuals, small businesses, corporations, and agriculture customers;
(2) To maximize the value of First Citizens to its shareholders by providing the highest level of customer service and the widest selection of products and services;
(3) To consistently generate earnings that are at a minimum equal to that of peer banks;
(4) To attract and retain high quality personnel, while right sizing levels to be more in line with peer banks; However staff will remain higher than most peer banks due to the extended services the bank offers to its market area;
(5) To continuously evaluate and invest in a product and service distribution system that will provide our customers with personal access as well as electronic delivery of products and services; and
(6) To continue to investigate and pursue other fee income producing opportunities.

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               (UNAUDITED)
                              (IN THOUSANDS)
                              June 30, 1998

The Bank's Strategic Plan supports management objectives through strategic action steps that call for asset growth through acquisitions as well as an aggressive sales program. The acquisition of the Bank of Troy, Troy, TN. was finalized in February, 1998. An aggressive sales program was established in January, 1997 and continues to be a driving force in achieving a seven percent asset growth goal set in the 1998 budget process as well as maintaining market share. Most recent numbers published by FFIEC indicates that First Citizens holds 52 percent of total deposits in its market area. Operational efficiency is achieved through planning and implementation of strategic action steps set in the Bank's Technology Strategic Plan. The efficiency ratio at quarter end was 58.54% compared to peer ratio at 55.70%. In 1997 the bank installed a Document Imaging System to improve efficiency in back office operations as well as improved customer service. The system has been fully implemented providing access to all credit/documentation files through a personal computer network. The most recent customer service survey indicates that the bank provides quality service that meets customer expectations. Results of a home banking survey indicated a demand for Telephone and P. C. Home Banking. First Citizens made a decision to offer an Internet based Home Banking service before the year 2000. First Citizens currently offers touch tone telephone banking to customer utilization of more than 17,000 calls monthly.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens' liquidity, capital resources or results of operations. Loan Administration is conscious of the potential impact to the agricultural segment of the loan portfilio that could result from unfavorable weather conditions which have existed throughout the spring and summer of 1998. The loan portfolio consists of agricultural loans totaling $32,033,789 or 13.33% of the total loan portfolio. Certain areas of West Tennessee experienced considerable rain fall during previous months and as a result, some flooding has occurred along the Mississippi River as well as other rivers that empty into the Mississippi. Loan Administration is continuously accessing the potential effect of excessive rain and flooding to the bank's loan portfolio. As of this report date, losses to local farmers is projected to be at a manageable level.

Interstate Banking/Branching became a reality through legislation passed September 13, 1994. The act permits full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market, competing for deposit dollars and earning assets with four other banks, two of which are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are two of the largest financial institutions in the state. While First Citizens has historically maintained in excess of 50% of local market share, statistics reflect a gain of approximately 1.5% over the past five years by both First Citizens and First Tennessee. A small banking franchise located in four West Tennessee counties recently opened a branch in Dyersburg. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward thinking bank offering products and services required for maintaining a satisfactory customer relationship moving into the next decade and beyond.

YEAR 2000 PROJECT SUMMARY

The following table summarizes the status of the First Citizens National Bank Year 2000 Program as of June 24, 1998. For ease of reference, the project information has been summarized in phases that are similar to the phases set forth in the Interagency Statement issued by the Federal Financial Institutions Examination Council. First Citizens core processing applications are turnkey systems. Turnkey applications are defined as application in which First Citizens does not maintain or change the processing code.


Total Project By Phase         Approximate Percentage
                               Complete



Awareness                      Substantially Complete




Assessment                     Substantially Complete




Renovation                     Vendor Responsibility




Validation                     Third Quarter, 1998






Implementation                 Second Quarter, 1999


AWARENESS PHASE

The awareness phase for First Citizens National Bank Year 2000 Program
was the formation of the Year 2000 Plan.   The year 2000 team was formed
with the primary responsibility of defining and recognizing Y2K issues as they relate to the operations of First Citizens and its subsidiaries. The Bank's Senior Operations Officer has been placed in charge of the program with responsibility for reporting to the Executive Management Team and the Board of Directors.

ASSESSMENT PHASE

The assessment phase focused on assessing the size and complexity of the Year 2000 problem. A complete inventory list was created to identify and monitor Y2K readiness for information systems (hardware, software, utilities, vendors, and phone systems) as well as environmental systems (security systems, elevators, etc.). The following documents were formed complete with details of how the objectives of the Y2K Program would be achieved: Year 2000 Project Plan (Master Schedule), Year 2000 Program Requirements, and the Year 2000 Certification Process. A Year 2000 Master Test Plan is in the development phase, and is more than 50% complete.

RENOVATION PHASE

The renovation phase only encompasses the code remediation of in-house developed code that resides on the IBM AS 400 for First Citizens National Bank or other computer hardware for the bank's subsidiaries. First Citizens and subsidiaries core processing is defined as "Turnkey" applications meaning the bank does not write code, modify code or
maintain code for its processing applications.   The Bank's Y2K Team is
responsible for monitoring code remediation according to it's primary vendor Y2K project plan.

VALIDATION PHASE

The validation phase is designed to test the ability of year 2000 ready hardware and software to accurately process date data (including, but not limited to calculating, comparing, and sequencing) from, into and between the 20th and 21st centuries, including leap year calculation. A validation "test" plan for applications identified as "Mission Critical" applications during the Assessment Phase is more than 50 percent complete.

IMPLEMENTATION PHASE

The implementation phase places renovated/validated hardware and software into production. This phase of the Y2K Plan will not be concluded until an item is successfully tested and has completed the validation phase.

First Citizens National Bank Year 2000 Program also provides post-implementation support through the first quarter of 2000.



This report and other communications about the Year 2000 are provided solely for information purposes.



The following table compares year-to-date non-interest income, and expense of First Citizens as of June 30, 1998, 1997, and 1996:

                           Non-Interest Income
                              (in thousands)

                June 30            June 30            June 30
                1998   % of Change  1997 % of Change    1996
Service Charges
 on Deposit
  Accts.       $879      6.29%      $827     24.74%      $663
Other Income   $890     31.46%      $677     (3.43%)     $701
Trust Income   $398      3.92%      $383      2.96%      $372

TOTAL NON-INTEREST
  INCOME     $2,167     14.84%    $1,887      8.70%    $1,736

Total Non-Interest Income of $2,167,000 is up 14.84% compared to $1,887,000 at 6/30/97. The increase reflects a continued focus on fee income, and our commitment to diversifying the income stream. Results of these efforts are evident when comparing the first quarter 1998 other income category to previous years. Increased income in the areas of Mortgage Lending, Broker Services and Insurance Commissions is reflected in the change of other income from $677,000 to $890,000, a 31.46% increase. Service charge on deposits accounts increased 6.29% while Trust income is up 3.92 percent. First quarter of 1997, the overdraft fee for per item paid on an overdrawn deposit account increased from $17.50 to $22.00.

In October, 1996 the Board approved reallocating assets of approximately $3 million to purchase permanent life insurance for Officers having the rank of Vice President and up. This program allows the bank to increase the retention rate of key officers while continuing to earn income on the reallocated assets. In the event of the death of the insured officer, the Bank's original investment plus accrued interest will be repaid, as well as a death benefit paid to the designated beneficiaries. The plan is in effect at 800+ banks and is in full compliance with regulatory parameters as defined by the Office of the Comptroller of the Currency. First Citizens non-interest income as a percent of average assets was 1.25% compared to peer group ratio of .85 percent.

                        Non-Interest Expense
                    1998 % of Change  1997 % of Change 1996

Salaries & Employee
 Benefits           $3,420  28.81%  $2,655   4.70%    $2,536
Net Occupancy
 Expense            $ 969    5.67%  $  917   1.78%    $  901
Other Operating
 Expense            $1,595  33.25%  $1,197  (7.79%)   $1,298

TOTAL NON-INTEREST
  EXPENSE           $5,984  25.48%  $4,769    .72%    $4,735



   Non Interest Expense

Total non-interest expense for 1998 is $5,984,000 compared to $4,769,000 and $4,735,000 at 6/30/97 and 6/30/96 respectively. The 1998 increase of 25.48% represents a 28.81% increase in salaries and benefits resulting from the gain of 18 employees in the Bank of Troy acquisition as well as additional employees associated with the expansion of services offered in mortgage lending(Ripley market), insurance and brokerage services (Dyersburg, Ripley, and Troy market). Full-time equivalent employees as of June, 1998 is 172 compared to 155 at quarter end 1997. Personnel expense as a percent of average assets was 1.94% compared to peer group ratio of 1.48 percent. Assets per employee is
2.05 million compared to peer comparison of 2.53 million. Increased investment in technology resulted in an increase in Computer Expense and the related depreciation to those investments. An ongoing strategic planning goal is to automate manual processes through technology and at the same time meet the technological needs of our customer base. Net occupancy expense is projected to increase as technology is installed to accomplish this goal. Net occupancy expense is also projected to increase with the construction of the Ripley, Tennessee Branch in 1998. Cost associated with technology will be offset in part by the reallocation of employees to fee income producing positions as well as with additional income expected with the expansion of products and services in our market area. Other operating expense increased significantly (25.48%) with the organizational cost associated with the Insurance Agency and Bank of Troy Acquisition. A peer comparison of non interest expense as a percent of average assets reflects First Citizens was 3.27% compared to peers at 2.91 percent.

                                 Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending June 30 for the years indicated:

                                   COMPOSITION OF DEPOSITS
                                       (in thousands)
                       1998                 1997               1996
                 Average   Average   Average   Average  Average  Average
                 Balance    Rate     Balance    Rate    Balance   Rate
Non-Interest
Bearing Demand
Deposits         $33,353     -      $ 27,096    -      $ 26,303    -
Savings Deposits $92,429    3.23%   $ 82,517   3.38%   $ 73,362   3.12%
Time Deposits    $185,511   5.63%   $150,177   5.48%   $145,941   5.61%
TOTAL DEPOSITS   $311,293   4.19%   $259,790   4.24%   $245,606   4.27%

The increase in assets in 1998 and 1997 was funded primarily by increases in deposits. Total deposits, for the company have increased approximately 20 percent and 6 percent when comparing 1998 to 1997 and 1996. Growth in total deposits is attributed primarily to deposits acquired in the Bank of Troy acquisition.

Deposit instruments are created to target local consumers, professionals, and small businesses as it primary deposit base. These instruments consist primarily of demand deposits, savings accounts, certificates of deposits and individual retirement accounts. Demand deposits increased approximately $6 million in 1998 while Savings deposits increased approximately $10,000,000. The average rate paid on savings was 3.23% compared to 3.38% in 1997 and 3.12% in 1996. Time deposits increased over $35 million with an average rate paid of 5.63% compared to 5.48% in 1997 and 4.27% in 1996. Growth in total deposits continues to be a challenge for the banking industry with increased competition from brokerage services, insurance agencies and other financial services providers. The Company's market place is described as highly competitive, with a fairly sophisticated customer base. According to a market share analysis, Bancshares holds approximately 52% of bank deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (23% of total county deposits), and Security Bank (14%). Union Planters hold market share of approximately 11 percent. First Citizens also competes with Dyersburg City Employees Credit Union, seven or more consumer finance companies, three brokerage service providers, and other types of financial service providers in the area. Competitor marketing programs are aggressive in seeking new deposits dollars with advertising programs that offers rates on certificates of deposits at 6 percent rates and above.

Average rate paid on deposits (4.19%) continues to reflect sound asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit strategy adopted in 1996 encourages the purchase of selected jumbo CD's (i.e. State of Tennessee) as opposed to increasing funding costs, by participating in "rate wars" to secure local retail deposits. Total deposits consisted of approximately $19 million in the State of Tennessee Funds at quarter end. The implementation of a quality sales quality service program is also expected to increase deposit sales as well as provide for the cross selling of additional products to form a total customer relationship profile. Quality Sales, Quality Service program was implemented in various phases beginning the first quarter, 1997. An active Business Development program is in place to generate new business and provide support for existing customers.

Sweep account funds totaling $12,498,000 are not included in the average balances for non-interest bearing demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under agreement to repurchase totaling $20,000,000 earning 4.00% at 6/30/98. Repurchase Agreement "Sweep" is a product offered to large balance customers and provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment. There were no significant changes to products and services during the second quarter.

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

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on June 30, 1998:

       Maturity Distribution Of Time Certificates Of Deposit
       In Amounts of $100,000.00 Or More As Of June 30, 1998
                           (in thousands)
       Maturity                      Total Amount
       3 months or less                    $18,075
       3 through 12 months                 $26,786
       1 year - 3 years                    $ 8,392
       over 3 years                        $   200
                                   Total   $53,453

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earnings assets and average costs on interest bearing liabilities. The average yield on interest earning assets reflects an increase when reviewing the information presented in the table. Interest earning assets as of 6/30/98 were $359,252,000 at an average rate of 8.90% compared to $296,955,000 average rate of 9.11% at 6/30/97. The average rate on total interest bearing liabilities was 4.98%, 4.79%, and 4.78%, as of June 30, 1998, 1997, and 1996. Net yield on average earning assets was 4.48%, 4.84%, and 4.62%, reflecting a downward movement in interest rates beginning in mid 1996 and continuing into 1998. Maintaining interest rate margins achieved in prior years continues to be a challenge. When interest rates rise, customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. In a declining rate environment, the competition for deposit dollars increases and outflow to mutual funds increases. The sensitivity to loan rates also increases as banks scramble to retain quality customers being "courted" by the competition.
First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from material negative impact of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                                   First Citizens Bancshares
                                      Quarter Ending June 30
                            Monthly Average Balances and Interest Rates
                                          (in thousands)
                                1998                    1997                    1996
                     Average           Average Average          Average Average         Average
                     Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)    $265,028 $6,385   9.64%  $216,306  $5,306   9.82%   $201,919 $4,828   9.57%
Investment Securities:
  Taxable            $ 80,158 $1,331   6.64%  $ 69,205  $1,251   7.23%   $ 65,866 $1,126   6.84%
Tax Exempt (4)       $ 12,175 $  218   7.16%  $ 11,216  $  197   7.03%   $ 10,886 $  208   7.65%
Interest Earning
  Deposits           $    480 $    6   5.00%  $    203  $    3   5.92%   $    135 $    2   5.93%
Trading Account      $      - $    -      -   $      -  $    -      -    $      - $    -      -
Federal Funds Sold   $  1,411 $   56  15.87%  $     25  $    1  16.00%   $     83 $    3  14.46%
Lease Financing      $      - $    -      -   $      -  $    -      -    $      5 $    -      -
Total Interest
  Earning Assets     $359,252 $7,996   8.90%  $296,955  $6,758   9.11%   $278,894 $6,167   8.85%
NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks              $ 10,912 $    -      -   $  9,395  $    -      -    $  9,549 $    -      -Bank Premises and
  Equipment          $  9,110 $    -      -   $  8,173  $    -      -    $  8,585 $    -      -
Other Assets         $ 13,950 $    -      -   $  8,347  $    -      -    $  4,651 $    -      -
Total Assets         $393,224 $    -      -   $322,870  $    -      -    $301,679 $    -      -

LIABILITIES AND
SHAREHOLDERS' EQUITY:
INTEREST BEARING
 LIABILITIES:

Savings Deposits     $ 92,429 $  747   3.23%  $ 82,517  $  697   3.38%   $ 73,362 $  572   3.12%
Time Deposits        $185,511 $2,511   5.63%  $150,177  $2,056   5.48%   $145,941 $2,046   5.61%
Federal Funds
 Purchased and
 Other Interest
 Bearing
  Liabilities       $ 43,730  $  714   6.53%  $ 32,093  $  415   5.18%   $ 28,101 $  333   4.74%
Total Interest
 Bearing
  Liabilities       $318,759  $3,972   4.98%  $264,787  $3,168   4.79%   $247,404 $2,951   4.78%
 NON-INTEREST
  BEARING
  LIABILITIES:
Demand Deposits     $ 33,353  $    -      -   $ 27,096  $    -      -    $ 26,303 $    -      -
Other Liab.         $  1,887  $    -      -   $  1,847  $    -      -    $  2,300 $    -      -
Total Liab.         $356,910  $    -      -   $293,730  $    -      -    $276,007 $    -      -
SHAREHOLDERS'
  EQUITY            $ 36,314  $    -      -   $ 29,140  $    -      -    $ 25,672 $    -      -
TOTAL LIABILITIES
 AND SHAREHOLDERS'
 EQUITY             $393,224  $    -      -   $322,780  $    -      -    $301,679 $    -      -
NET INTEREST
 INCOME             $      -  $4,024      -   $      -  $3,590      -    $      - $3,216      -
NET YIELD ON
 AVERAGE EARNING
 ASSETS
 (ANNUALIZED)       $      - $     -   4.48%  $      -  $    -   4.84%   $      - $    -   4.62%

[FN]
(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)    Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                                             COMPOSITION OF LOANS

Loan growth reflected in the Composition of Loans table has resulted from increased loan production in all areas indicated within the table. Real estate loans continue to represent a significant increase in the portfolio. The Dyersburg/Dyer County market continues to experience growth in new home starts as well as refinancing of existing mortgages created by the low interest rate environment. Commercial expansion in retail as well as medical facility construction represents a significant volume increase in total real estate loans. The Dyer County population is approximately 41,000 based on 1997 estimates (Dyersburg Dyer County Chamber of Commerce publication). Total loans as of 6/30/98 was 270,945,000 compared to $222,874,000 and $209,255,000 for the periods of 6/30/97 and 6/30/96. The target market is primarily the bank's delineated market as defined by our CRA Statement area, emphasizing improvement of the quality of life for individuals and the expansion of business and commerce. Board approved policies and reporting are in place to maintain a diversified portfolio without a concentration of credits that would represent significant risk to the portfolio. Agricultural loans, up approximately $12 million since June 30, 1997, represent 20.72% of the total loan portfolio. First Citizens is the largest agricultural lender in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture resources comprise a significant portion of the Dyer County as well as surrounding counties markets. Total farm land in production is approximately 231,000 acres with an estimated value of $449,501,000. Average machinery value per farm is $76,449. First Citizens investment in agricultural real estate loans total $20.7 million while crop production and equipment loans total $14.9 million. Total gross agriculture income posted in 1997 from the sale of agriculture products was $79,203,850. Dyer County ranks as the number one producer of soybeans, grain sorghum, commercial vegetables and rice in the State. Agricultural credits 30 days or more past due in excess of $25,000 total approximately $66,851 or .0002% of total loans. Agricultural credits listed on the bank's problem list represent approximately 1.5 million with over 1.2 million government guaranteed.

Growth in consumer loans has been controlled due to increased numbers of reported bankruptcies in the State of Tennessee as well as perceived deterioration in consumer credit in Dyer County.

The following table sets forth loan totals net of unearned income by category for the past five years:

                                            June 30
                                         (in thousands)

                            1998    1997     1996      1995      1994
Real Estate Loans:
 Construction            $ 23,461  $ 20,579  $ 14,924 $ 12,619 $  8,681
Mortgage                 $157,373  $130,584  $116,719 $102,235 $ 91,510
Commercial, Financial
 and Agricultural Loans  $ 56,166  $ 44,912  $ 53,279 $ 48,010 $ 44,164
Installment Loans to
  Individuals            $ 31,421  $ 24,485  $ 22,083 $ 20,518 $ 16,953
Other Loans              $  2,524  $  2,314  $ 2,250  $  1,978 $  3,998

TOTAL LOANS              $270,945  $222,874  $209,255 $185,360 $165,306

First Citizens is located in the Dyersburg/Dyer County trade area having a population of approximately 41,000. The entire trade area has out paced both the state and the nation in per capita personal income growth since the early 1980's. Average per capita income is $18,512 and the median household income is $27,514 (1994). Total personal income for Dyer County is $568,000,000. Effective buying power for the County is $460,425,000 (1994). The State of Tennessee projects that per capita income in the area will be greater than the national average by the year 2000. A diversified mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing of 40.5%. Dyer County's unemployment rate for June was 4.3% down from 5.1% in June 1997 according to the Tennessee Department of Employment Security. This compares to Tennessee's unemployment rate of 5.0% for June.

The provision for loan losses increased in proportion to loan growth as required by loan policy. Problems loans at 6/30/98 were $5.3 million up $2.4 million from 6/30/97. Problem loans represent slightly over 15% of gross capital funds. A total of $1.2 million of problem loans are government guaranteed loans. The provision at 6/30/98 was 1.27% well in excess of policy requirements of one percent of total loans.

                           Composition of Loans

                                          Due after
                         Due in one       one year but        Due after
                        year or less     within five years    five years
                                          (in thousands)

Real Estate                $49,351          $105,641             $11,600
Commercial, Financial
 and Agricultural          $37,140           $30,918             $ 2,350

All Other Loans            $ 7,084           $26,728             $   133

TOTAL                      $93,575          $163,287             $14,083

Loans with Maturities After One Year for which:
                                                  (in thousands)
   Interest Rates are Fixed or Predetermined         $165,130
   Interest Rates are Floating or Adjustable         $ 12,240

Experience of Senior lenders and loan review staff as well as adherence to policy lends a comfort level to the portfolio and supports the Loan Loss allowance at the present level. Loan Administration sets policy guidelines approved by the Board of Directors regarding portfolio diversification and underwriting standards. Loan policy includes board approved guidelines for collateralization, loans in excess of loan to value limits, maximum loan amount, maximum maturity and amortization period for each loan type. Policy guidelines for loan to value ratio and maturities related to various collateral are as follows:

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

                       Amortization Schedules

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

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $44,030,000 as of 6/30/98.

The average yield on loans of First Citizens National Bank for the second quarter of the years indicated is as follows:

                               1998 -  9.64%
                               1997 -  9.82%
                               1996 -  9.57%
                               1995 -  9.82%
                               1994 -  9.10%

    Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $105,815,000 or 39.05% of the total portfolio are subject to repricing with one year or carry a variable rate of interest. The ratio is down slightly from 43.5% at 6/30/97. Maturities in the one to five year category total $163,287,000, reflecting an increase of $31.1 million when compared to 6/30/97.

                          NON-PERFORMING ASSETS

Total non performing loans as of quarter end represent .26 percent of the loan portfolio compared to peer group .72% (3/31/98). Total non-performing loans at 6/30/97 represent .54% of total loans compared to peer group total of .76 percent. Non-accrual loans as of June 30, 1998 total $330,066 compared to $1,097,494 at 6/30/97 representing a net decrease of $767,428.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. Gross interest income that would have been recorded for the six months ending 6/30/98 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $15,000. Interest income on loans reported as ninety days past due and on interest accrual status was $16,000 for year-to-date 1998. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loan total at June 30, 1998 was zero.

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

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

                           Non-Performing Loans
                                 June 30
                              (in thousands)

                                        90 Days Past Due
      Year     Non-Accrual              Accruing Interest   Total

     1998        $ 316                     $  331           $  647

     1997        $1,097                    $  225           $1,322

     1996        $1,725                    $  116           $1,841

     1995        $  869                    $  490           $1,359

     1994        $  889                    $  520           $1,409

                         LOAN LOSS EXPERIENCE AND
                         RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $146,000 (2) recovery of loans previously charged off - $79,000 and (3) additions to Reserve - $308,000. Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and deposit overdrafts. The Reserve for Loan Losses Balance at quarter end was $3,438,000 or 1.27% of total loans. Bank policy mandates a reserve balance equal to one percent of total loans. Projected charge-offs for the year are approximately $650,000.

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

VI.  OTHER REAL ESTATE OWNED                               $
                                                           ______
     RESERVE REQUIRED                                      $

     RESERVE BALANCE                                       $

     EXCESS (DEFICIT)                                      $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %
     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/98 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural           $350,000
  Real Estate-Construction                            -0-
  Real Estate-Mortgage
  Installment Loans to individuals &              100,000
   credit cards                                   200,000
  Lease financing                                     -0-
Foreign                                               N/A
               01/01/98 through 12/31/98   Total $650,000

The book value of repossessed real property held by First Citizens at 6/30/98 is $131,000 compared to $164,000 at 6/30/97 and $853,000 at
6/30/96. The balance was significantly reduced as a result of the sale of a strip shopping center in November 1996. The remaining balance held in repossessed real property at 6/30/97 represents property purchased for expansion of the branch located on Highway 51 ByPass valued at $164,000. The first quarter of 1998, the property was transferred to premises and equipment from the parent company to the Bank with no gain or loss. Plans for construction of a new branch facility at this location are currently underway. Repossessed real property of $131,000 is property held by First Citizens and Bank of Troy. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

             Loan Loss Experience and Reserve for Loan Losses
                       Quarter ending June 30
                          (in thousands)
                         1998      1997      1996      1995    1994
Average Net Loans
Outstanding            $265,028 $216,306 $201,924 $178,924  $156,658

Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  3,197 $  2,446 $  2,289 $  2,115  $  1,795

Loan Charge-Offs       $  (146) $    (79)$    (96)$    (56) $    (50)

Recovery of Loans
Previously Charged Off $    79  $     38 $     32 $     41  $     34

Net Loans Charged Off  $   (67) $    (41)$    (64)$    (15) $    (16)

Additions to Reserve
Charged to Operating
Expense                $   308  $    191 $    134 $     86  $    100

Balance at End of
Period                 $ 3,438  $  2,596 $  2,359 $  2,186  $  1,879

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding                .02%    (.02%)   (.04%)   (.01%)    (.01%)

The following table will identify charge-offs by category for the period ending 6/30/98.

Charge-Offs:                              1998     1997
Domestic
  Commercial, Financial and Agricultural $ 38      $  0
  Real Estate - Construction                0         0
  Real Estate - Mortgage                   20         0
  Installment Loans to Individuals         59        65
  Lease Financing                           0         0
  Credit Cards                             29        14
    Total                                $146      $(79)
Recoveries:
Domestic:
  Commercial, Financial and Agricultural $ 47      $ 14
  Real Estate - Construction                0         0
  Real Estate - Mortgage                    1         1
  Installment Loans to Individuals         26        19
  Lease Financing                           0         0
  Credit Cards                              5         4
    Total                                $ 79      $ 38
     Net                                 $(67)     $(41)

INVESTMENT SECURITIES

The book value of listed investment securities as of the dates indicated are summarized as follows:

                Composition of Investment Securities

                              June 30
                           (in thousands)

                        1998     1997      1996      1995      1994
U. S. Treasury &
 Government Agencies $73,311    $66,322   $63,154   $53,754   $46,480
State & Political
 Subdivisions        $12,078    $11,321   $10,756   $10,019   $14,093
All Others           $ 2,676    $ 3,032   $ 3,435   $ 4,151   $ 6,021


          TOTALS     $88,065    $80,675   $77,345   $67,924   $66,594


A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the second quarter, 1998 were up $8.6 million when compared to the same time period in 1997. Securities contained within the portfolio consist primarily of U.S. Treasury, and other
U. S. Government Agency Securities and tax exempt obligations of States and Political Subdivisions. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

Tax Free Investments total approximately $6,494,000 as of quarter end. Securities purchased during the second quarter total $5 million with $1 million placed in the Held to Maturity account and the balance placed in Available for Sale. Sales made from the Available from Sale totaled $1 million for the quarter sold at a profit of $9,108.68. Book value compared to market value resulted in a positive variance of $550,902 for the quarter. The average maturity of the portfolio is 8 years and 8 months compared to 5 years and 9.3 months for the same time period in 1997. The average pretax yield at 6/30/98 was 6.87% compared to 6.84% at 6/30/97.

Fixed rate holdings currently have an expected average life of
2.4 years. It is estimated that this average life would extend to 5.3 years should rates rise 100 basis points and 6.2 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would likely decrease to 1.7 years.

In terms of price sensitivity, we estimate that if rates were to increase 100 basis points, market value of the portfolio would fall by 3.1%, while rates rising 200 basis points would impact the market value by a negative 7.9%. This is comparable with the price sensitivity of the 4 to 5 year Treasury bond, which is consistent with the current average life of the portfolio. If rates go down 100 basis points we estimate that market value would increase by 1.5%.

Adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 4.1 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of about a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolio accounts for Held-To-Maturity, Available-For-Sale, and Trading
Account Investments.

As of June 30, 1998 approximately 72% of the total portfolio was placed in the Available-for-Sale account. The remaining 28% was booked in the Held-to-Maturity account. FASB 115 also required banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-To-Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market, requirements of FASB 115 resulted in a negative capital entry of $3,848 for the quarter.

Maturities in the portfolio are made up of 7% within one year, 30% after one year and within five years, 41% after five years and within 10 years, and 22% after 10 years. Policy provides for 20% maturities on an annual basis. Maturities were extended from 5 to 10 years on most securities purchased since the latter half of 1995. Management made a conscious effort to extend maturities for a higher yield on the portfolio. Securities purchased with extended maturities bear call features ranging from 1 to 3 years.

First Citizens National Bank does not engage in derivative
activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).
                                         Investment Securities
                                Held to Maturity      Available for Sale
                                              June 30, 1998
                                              (in thousands)
                                Amortized      Fair   Amortized    Fair
                                  Cost        Value     Cost       Value

U.S. Treasury Securities        $     0     $     0   $ 5,053   $ 5,127
U.S. Government agency
and corporation obligations 17,505 17,518 50,085 50,679 Securities issued by states and political subdivisions
in the U.S.:
   Taxable securities               N/A        N/A       N/A        N/A
   Tax-exempt securities          6,494       6,530     5,507     5,584
U. S. Securities:
   Debt securities                  N/A        N/A       N/A        N/A
   Equity securities (including
    Federal Reserve stock)                              2,642     2,676
Foreign securities:
   Debt securities                  N/A        N/A       N/A        N/A
   Equity securities                                     N/A        N/A
Total (sum of column a items 1
 through 5.a. must equal Schedule
 HC, item 2.a. and sum of column
 D, items 1 through 5.b must equal
 Schedule HC, item 2.b.)         23,999      24,048    63,287    64,066


(1) Includes equity securities without readily determinable fair values at historical cost.
(2) Includes Small Business Administration "Guaranteed Loan Pool Certificates," U.S. Maritime Administration obligations, and Export-Import Bank participation certificates.
(3) Includes obligations (other than mortgage back securities) issued by the Farm Credit System, the Federal Home Loan Bank System, the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Financing Corporation, Resolution Funding Corporation, the Student Loan Marketing Association, and the Tennessee Valley Authority.
(4)   Includes Parent and Subsidiary.

                          Investment Securities
                        Unrealized Gains/(Losses)
                              June 30, 1998

                                Unrealized  Unrealized     Net
                                 Gains        Losses   Gains/Losses

U.S. Treasury Securities            74          0           74
Obligations of U.S. Government
 Agencies and Corp                 534        128          406
Obligations of States and
 Political Subdivisions            117          3          114
Fed Reserve & Corp Stock            34          0            0

   Totals                          759        131          628


             Maturity and Portfolio Percentages June 30, 1998
                              (in thousands)

                             After One Year   After Five Years        After
           Within One Year  Within Five Years  Within Ten Years     Ten Years
           Amount    %        Amount   %        Amount     %     Amount     %
6/30/98  $ 6,358   (7%)     $26,025 (30%)    $36,238   (41%)  $19,444   (22%)

6/30/97  $26,681  (33%)     $25,832 (32%)    $16,725   (21%)  $11,437   (14%)

6/30/96  $ 5,329   (7%)     $38,620 (50%)    $22,895   (30%)  $10,501   (13%)

6/30/95  $ 3,279   (5%)     $49,381 (73%)    $11,609   (17%)  $ 3,655    (5%)

6/30/94  $16,058  (24%)     $31,208 (47%)    $13,604   (20%)  $ 5,724    (9%)



                               Maturity and Yield on Securities June 30, 1998
                                               (in thousands)

                                                   Maturing
                                      After One Year    After Five Years     After
                    Within One Year  Within Five Years  Within Ten Years   Ten Years
                    Amount    Yield   Amount    Yield   Amount    Yield   Amount Yield
U.S. Treasury and
Government Agencies $ 4,450  6.88%   $20,076   6.54%  $31,527    6.58% $17,258   7.12%

State and Political
Subdivisions*       $ 1,908  7.15%   $ 5,949   6.57%  $ 2,035    7.28% $ 2,186   7.62%

All Others          $     -     -%   $     -      -%  $ 2,676    6.41% $     -      -%

TOTALS              $ 6,358  6.96%   $26,025   6.55%  $36,238    6.61% $19,444   7.18%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

Parent Company's investments are included in the table.

                 Return on Equity and Assets

Return on assets is a measurement of the firms ability to maximize asset utilization. Total assets at 6/30/98 was $394,438,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising interest rates had a significant impact on earnings in 1995. Results of operations for the years following 1995 reflect continuous improvement. Return on assets for 1998 reflects organizational cost for Bank of Troy and White and Associates/First Citizens Insurance Agency. Organizational cost for the Bank of Troy reflects losses on sales of investments and increased allocations to the loan loss reserve (discussed further in results of operations).

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

Total Shareholder's equity (including Loan Loss Reserve) of
First Citizens Bancshares as of 6/30/98 was $36,950,000 compared to $34,161,000 at 06/30/97.

Percentage of Dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison when 1995 is excluded.
Suppressed earnings in 1995 distorted the ratio. Number of shares outstanding continues to increase as a result of shares issued to service the Cash Option and Dividend Reinvestment Programs. The Board of Directors voted to re-open the Cash Option program in the first quarter of 1998.
As a result 25,019 shares have been issued since February 2, 1998. Shares issued as a result of the Dividend
Reinvestment program total 11,269. Number of shares also increased as a result of shares issued for the 50 percent purchase of White and Associates Insurance Agency. A stock repurchase program continues to be ineffective in creating availability of shares. Shareholders are utilizing the cash option as well as the Dividend Reinvestment Programs to increase ownership in the company. Under the terms of the repurchase program, the company would repurchase up to $200,000 of Bancshare's stock in a calendar quarter on a first come first served basis. During the third quarter of 1993 a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of the company. The number of shares outstanding increased proportionately with no effect on capital. An amendment to the Company's Charter by the shareholders in April, 1998 approved an increase in the number of shares authorized from 750,000 to 10,000,000. In June, 1998 a 4 for 1 stock split was declared to holders of record as of June 1, 1998. The number of shares outstanding increased proportionately with no effect to capital.

A dividend of .50 shares per share was paid on 3/15/98 and 6/15/98. A quarterly dividend declared for each quarter in 1997 was .40 cents per share compared to 32.5 cents and .30 cents per share in 1996 and 1995. A special dividend of .40 cents per share was also declared the fourth quarter 1997 compared to .30 cents and .10 cents per share in 1996 and 1995.

The table below presents for First Citizens Bancshares, Inc.
certain operating ratios year-to-date as of June 30: (not annualized)

                                 1998   1997   1996    1995

Percentage of Net Income to:
Average Total Assets              .61%   .65%   .59%   .42%

Average Shareholders Equity      6.29%  6.91%   6.40%  4.65%

Percentage of Dividends Declared
Per Common Share to Net Income
Per Common Share                36.09% 26.09% 24.95% 32.28%

*Percentage of Average
 Shareholders' Equity to
 Average Total Assets            9.63% 10.23%  9.87%  9.98%

*Represents primary capital - including reserve for loan losses account

            LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities and consistently remains between 10 and 15 percent. The stability of our deposit base, sound/asset liability management, a strong capital base and quality assets support adequate liquidity. In addition funds are available from approved lines of credit totaling $54,826,000. Membership in the Federal Home Loans Banks provides approximately $36 million of the total. First Citizens has residential loans totaling $84,208,000 that are available to serve as collateral for Federal Home Loan borrowings. During the quarter just ended borrowings from this liquidity source averaged $16,640,000 per day. Strong loan demand and seasonal growth in agricultural lines of credit historically places the bank in a less liquid position May through October. Loan to deposit ratio excluding repurchase agreements and Federal Home Loan Bank borrowings is 92.14% at 6/30/98.

Historical liquidity analysis of second and third quarter of each year confirm an illiquid cash flow due to funding agriculture lines of credit. However, by November of each year the liquidity position improves and the bank moves from borrowing short term funds to a position of selling short term funds. Projected short term borrowings for July 1, 1998 to October 31, 1998 are expected to range from $6 - $12 million on a daily basis.

To address liquidity concerns the bank also has loans in excess of $93 million maturing in one year or less; and (3) Investment Securities totaling $16 million with maturity dates of one year or less. Other sources of liquidity or non-core fundings is the State of Tennessee (jumbo CDS).
The state has $19 million in CDS with First Citizens as of 6/30/98. The average rate associated with these deposits is 5.60%. These funds are utilized to earmark specific asset needs.

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

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset/Liability Management Policy provides that net interest income exposure to Tier I Capital shall not exceed 2.00%. Interest rate risk is separated and analyzed according to the following categories of risk: (1) repricing (2) yield curve (3) option risk (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy.
Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank's gap position or asset/liability management strategies. The following data schedule reflects a summary of First Citizens' interest rate risk using simulations. The projected 12 month exposure is based on 5 different rate movements (flat, rising, or declining). Three different rate scenarios were used for rising rates since First Citizens is liability sensitive.

Interest Rate Risk
(in thousands)
                                    1998      1997     1996
Fixed Rate Loans > 5 Years        $21,460   $15,724   $9,620
   $2 million of this is
  matched with FHLB

Changes in net interest income
  due to rates - 1998 vs 1997 - Actual results         $ 59)
Changes in net interest income
 due to rates -  1998 vs 1996 - Actual results        ($143)

                     Rate Moves    Prime Rate   Net Interest
                    By Basis Pts    Example       Income

Declining                 -100          7.50%       $12,007
Flat Rate                    0          8.50%       $12,047
Rising 1                   100          9.50%       $12,153
Rising 2                   200         10.50%       $11,715
Rising 3                   300         11.50%       $11,064

                                     Ranges     Ranges

Projected 12 month exposure         $    40   $   332
Tier I Capital                       29,760    29,760
Percent of Tier I Capital              0.13%     1.12%
Policy                                 2.00%     2.00%
**Notes**
The scenarios above were originated from the balance sheet as of June 30,1998 and were simulated for the upcoming 12 months ending
May 31, 1999. Driver rates were utilized for each interest bearing account - for example

Interest Bearing Group              Driver Rates

Loans                               NY Prime
Investments                         Treasury Rates
Deposits-Savings                    Utilized our Rates
Deposits-Time                       Treasury Rates
FHLB Borrowings                     FHLB Rates

The five rate scenarios were used in the simulations. One example is presented to show the impact of the associated rate change. The applicable net interest income is also presented. The rising 3 scenario was not utilized in the projected 12 month exposure because it is based off a 300 basis point rise in rates. This scenario is presented to reflect the impact should a material move in rates take place. As evidenced with this scenario, it would have a material impact on net interest income.

                               CONDENSED GAP REPORT
                       ------------------------------------
FIRST CITIZENS NATIONAL BANK     CURRENT BALANCES
DYERSBURG, TN          -----------------------------------
                                     06/30/98
                                  (in thousands)
                               DAILY    0-1   1-2    2-3    3-6    6-12   1-2    2+
                        TOTAL FLOATING MONTH MONTHS MONTHS MONTHS MONTHS YEARS  YEARS
------------------------------------------------------------------------------------------
CASH AND DUE FROM
CASH AND DUE FROM      11,109      -       -      -      -     -     -     -     11,109
MONEY MARKET              750    750       -      -      -     -     -     -          -

TOTAL CASH & DUE FROM  11,859    750       -      -      -     -     -     -     11,109

INVESTMENTS
US TREASURIES           5,053      -       -      -      -    666  1,333     -    3,054
US AGENCIES            60,380      -       -      -      -    816  1,634 3,137   54,793
VARIABLE AGENCIES       7,753      -       -    998    501  4,754  1,500     -       -
MUNICIPALS             12,001      -       -      -      -    636  1,272 1,943    8,150
EQUITIES                2,878      -       -      -      -      -     -     -     2,878

TOTAL INVESTMENTS      88,065      -       -    998    501  6,872  5,739 5,080   68,875

LOANS
COMMERCIAL FIXED       55,647      -   3,304  2,452  1,925  6,737 12,545 2,608   26,076
COMMERCIAL VARIABLE    14,462  1,900  12,562      -      -      -     -     -        -
REAL ESTATE-VARIABLE   11,809      -  10,748      -      -  1,061     -     -         -
REAL ESTATE FIXED     147,428      -   5,848  4,394  2,464 10,035 15,102 8,806  100,779
HOME EQUITY LOANS       5,466      -   4,330      -      -     50  1,077     9       -
SEC MORTGAGE            1,889      -   1,889      -      -     -     -       -       -
INSTALLMENT LOANS      31,421      -     542    267    281    927  2,543 5,359   21,502
FLOOR PLAN                299      -     299      -      -     -     -      -        -
CREDIT CARDS            2,135      -       -      -      -     -   2,135    -        -
FACTORING REC              31      -      31      -      -     -     -      -        -
OVERDRAFTS                358      -     358      -      -     -     -      -        -
TOTAL LOANS           270,945  1,900  39,911  7,113  4,670 18,810 33,402 16,782 148,357
LOAN LOSS RESERVE       3,438      -       -      -      -     -     -      -     3,438

NET LOANS             267,507  1,900  39,911  7,113  4,670 18,810 33,402 16,782 144,919

FED FUNDS SOLD          1,100  1,100


TOTAL FED FUNDS SOLD    1,100  1,100       -      -      -     -     -     -         -
TOTAL EARNING ASSETS  368,531  3,000  39,911  8,111  5,171 25,682 39,141 21,862 224,903

OTHER ASSETS
BUILDING, F&F & LAND    9,088      -       -      -      -     -     -     -      9,088
OTHER REAL ESTATE         131      -       -      -      -     -     -     -        131
OTHER ASSETS           16,688      -       -      -      -     -     -     -     16,688

TOTAL OTHER ASSETS     25,907      -       -      -      -     -     -     -     25,907

TOTAL ASSETS          394,438  3,135  39,911  8,111  5,171 25,682 39,141 21,862 250,810

DEMAND DEPOSITS        33,158      -       -      -      -      -     -     -    33,158

TOTAL DEMAND           33,158      -       -      -      -      -     -     -    33,158

                               CONDENSED GAP REPORT
                       ------------------------------------
FIRST CITIZENS NATIONAL BANK     CURRENT BALANCES
DYERSBURG, TN          -----------------------------------
                                     06/30/98
                                  (in thousands)
                          DAILY    0-1   1-2    2-3    3-6    6-12   1-2    2+
                   TOTAL FLOATING MONTH MONTHS MONTHS MONTHS MONTHS YEARS  YEARS
------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS    20,788      -      -      -      -      -  1,192  2,385 17,211
NOW ACCOUNT        29,378      -      -      -      -      -  1,860  3,720 23,798
BUSINESS CHECKING     279      -      -      -      -      -      -      -    279
IMF MMDA            9,217      -      -      -      -      -      -      -  9,217
FIRST RATE ACCOUNT 27,669 27,669      -      -      -      -      -      -      -
DOGWOOD CLUB        5,133      -      -      -      -      -      -      -  5,133

TOTAL SAVINGS      92,464 27,669      -      -      -      -  3,052  6,105 55,638

TIME DEPOSITS
CD 1-2 MONTHS       3,268      -  3,025    243      -      -      -      -       -
CD 3 MONTHS         7,850      -  2,642  2,548  2,569     91      -      -       -
CD 4-5 MONTHS         250      -      -     27      -    223      -      -       -
CD 6 MONTHS        31,952      -  3,731  6,236  6,458 13,967  1,560      -       -
CD 7-11 MONTHS      8,698      -  2,013     40    194  6,201    250      -       -
CD 12 MONTHS       25,815      -  1,234  3,045  3,064  6,947 11,350    175       -
CD 13-17 MONTHS    25,710      -    838  2,399  1,282  5,580 12,099  3,512       -
CD 18-23 MONTHS       496      -     25     15      2     56    283    115       -
CD 24 MONTHS        9,074      -    249      -     75    139  4,651  2,760   1,200
CD 25-30 MONTHS     7,075      -      4    381    571  2,184  3,253    594      88
CD 31-59 MONTHS    12,751      -    132      -      -    379     80  3,679   8,481
CD 31-59 MONTHS
 VARIABLE              12      -      -      -      -      -      -     12       -
CD 60 MONTHS        5,494      -     75    115    194    539  1,113  1,035   2,423
CD 60 MONTH VAR.      817      -     30      -      -     50    428     60     249
CD SWEET 16        21,244      -    702    866  1,283  4,718  5,361  8,314       -
CD 7 MONTHS         1,536      -    116    235    523    534    128      -       -
IRA FLOATING          112      -    112      -      -      -      -      -       -
IRA FIXED          20,291      -    423    933    484  2,457  5,718  7,934   2,342
CHRISTMAS CLUB        318      -      -      -      -      -    318      -       -

TOTAL TIME        182,763      - 15,351 17,083 16,699 44,065 46,592 28,190  14,783


TOTAL DEPOSITS    308,385 27,669 15,351 17,083 16,699 44,065 49,644 34,295 103,579

FED FUNDS PURCHASED 3,075  3,075      -      -      -      -      -      -       -
TT&L                1,000  1,000      -      -      -      -      -      -       -
SECURITIES SOLD-
  SWEEP            12,498 12,498      -      -      -      -      -      -       -
SECURITIES SOLD-
  FIXED             7,696      -  2,400    994  1,313    205  2,325    459       -
FHLB-LIBOR INVEST. 13,947      -  6,947      -      -      -  7,000      -       -
FHLB-LONG TERM      2,764      -      -      -      -      -      -      -   2,764
NOTES PAYABLE-      4,684      -      -      -      -      -  1,000    253       -

TOTAL SHORT TERM
  BORR.            45,664 16,573  9,347    994  1,313    205 10,325    712   2,764

OTHER LIABILITIES   3,439      -      -      -      -      -      -      -   3,439

TOTAL OTHER LIAB.   3,439      -      -      -      -      -      -      -   3,439

TOTAL LIABILITIES 357,488 44,242 24,698 18,077 18,012 44,270 59,969 35,007 109,782

CAPITAL
STOCK, SURPLUS,
 P.I.C             15,800      -      -      -      -      -      -      -  15,800
UNREALIZED GAIN
  (LOSSES)            348      -      -      -      -      -      -      -     348
UNDIVIDED PROFITS  20,802      -      -      -      -      -      -      -  20,802

TOTAL CAPITAL      36,950      -      -      -      -      -      -      -  36,950
TOTAL LIAB'S &
  CAPITAL         394,438 44,242 24,698 18,077 18,012 44,270 59,969 35,007 146,732

GAP (SPREAD)            --41,107 15,213 -9,966-12,841-18,588-20,828-13,145 101,262
GAP % TOTAL ASSETS      - -10.43   3.86  -2.53  -3.26  -4.72  -5.29  -3.34   25.70
CUMULATIVE GAP          --41,107-25,894-35,860-48,701-67,289-88,117-101,262      -
CUM GAP % TOTAL ASSETS  - -10.43  -6.57  -9.10 -12.36 -17.08 -22.36 -25.70       -
SENSITIVITY RATIO       -   0.07   0.62   0.59   0.54   0.55   0.58   0.59    1.00

                      NOTES TO THE GAP REPORT

1. The gap report reflects interest sensitivity positions during a flat rate environment. These time frames could change if rates rise or fall.

2.   Repricing over-rides maturity in various time frames.

3. Demand deposits are placed in the last time frame due to lack of interest sensitivity. For purposes of the presentation demand deposits are considered core deposits.

4. Savings accounts are placed into the +2 year time frame. In a flat rate environment, saving accounts tend not to reprice or liquidate. Savings deposits become price sensitive after a major increase in the 6 month CD rate. These accounts are placed in this category instead of the variable position due to history and characteristics. These accounts are considered core deposits.

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk.
     Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. Approximately 20% - 30% of our CD customers have maturities of 6 months or less. First Citizens will attempt to minimize interest rate risks by increasing the volume of variable rate loans within the portfolio.
     Based on policy the bank will attempt to limit net interest income exposure to a maximum of 2.00% of tier I capital. (Example .02 x $36,950,000 = $739,000). The goal of the bank's Asset/Liability Committee is to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions should be held to a minimum, by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ALCO will strive to keep the amount below this point. The dynamic 06/30/98 gap report reflects an exposure of $90,000 to $400,000 based on quarterly rate risk reports. (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

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

                         Capital Resources

Total shareholders' equity of First Citizens Bancshares as of June 30, 1998, was $36,950,000. Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding Loan Loss
Reserves):

                 1998    1997    1996    1995    1994
                 9.37%   9.48%   8.93%   9.09%   9.14%

A decrease in the capital ratio to 9.37% in 1998 from 9.48% in 1997 is a result of the investment in Bank of Troy. Management will continue to seek opportunities to employ excess capital in order that shareholders return on investment can be maximized.

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing years included in the above table. Risk-based capital ratio as of 6/30/98 was 13.00%, significantly in excess of the 8% mandated by Regulatory Authorities. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

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


                    Part II - Other Information

Item 1.  Changes in Securities

Dividends paid to Shareholders of First Citizens Bancshares, Inc. are funded by dividends to the Bank Holding Company from First Citizens National Bank. Federal Reserve Bank regulators would be critical of a bank holding company that pays cash dividends not covered by earnings or that are funded from borrowings or unusual or non-recurring gains, such as the sale of property or assets. Under rules set forth by the Comptroller of the Currency in Interpretive Ruling 7.6100, the board of directors of a national bank may declare dividends as it may judge to be expedient, subject to statutory limitations which deal with the balance of the surplus account, sufficiency of net profits, dividend payments on preferred stock, and default of any assessment due to the Federal Deposit Insurance Corporation. Shareholders approved an amendment to the Company's Charter in April 1998 to increase the number of shares of authorized from 750,000 to 10,000,000. Subsequently, a 4-for-1 stock split was declared which increased shares outstanding from 2,252,754 to 2,324,739.

Item 6(b) No reports on Form 8-K were filed for the quarter ended
6/30/98

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 First Citizens Bancshares, Inc.
                                          (Registrant)



Date:  August 13, 1998          /s/Katie Winchester
                                 Katie Winchester, President & CEO



Date:  August 13, 1998          /s/Jeff Agee
                                Jeff Agee, Senior Vice President &
                                Chief Financial Officer
                                First Citizens National Bank
                                (Principal Subsidiary)