Form 10-Q
period 1998-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1998-11-13
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1998     Commission File Number 2-83542

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

Of the registrant's only class of common stock (no par value) there were 3,219,784 (net of treasury) shares outstanding as of September 30, 1998.

                 PART I - FINANCIAL INFORMATION

                 ITEM 1 - FINANCIAL STATEMENTS

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                          (Stated in thousands)

                                           September 30,   December 31,
                                                1998           1997
                                             (Unaudited)      (Note)
                                  ASSETS
Cash and due from banks                        $ 11,618        $ 13,771
Federal funds sold                                    0           5,075
Investment securities -
  Trading Investments-Stated at Market                0               0
  Held to maturity-amortized cost-fair
  Value of $24,700,000 at September 30,
  1998 and $21,610,000 at December 31,
  1997.                                          24,507          21,580
Available for Sale-Stated at Market              79,078          49,596
Loans - (Excluding unearned income of
      $1,753,000 at September 30, 1998
      and $1,622,000 at December 31, 1997)      274,482         229,277
Less:  Allowance for loan losses                  3,483           2,789
       Net Loans                                270,999         226,488
Premises and equipment                            9,388           8,177
Intangible assets                                 3,384             133
Other assets                                     14,393           8,467
    TOTAL ASSETS                               $413,367        $333,287

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $309,982        $267,590
Securities sold under
 agreement to repurchase                         19,792          21,765
Federal funds purchased
 and other short term borrowing                  19,300               0
Long-term debt - Note 3                          19,657           7,813
Notes payable of employee stock
 ownership plan                                   1,544               0
Other liabilities                                 4,042           2,994
    TOTAL LIABILITIES                           374,317         300,162

Contingent Liabilities

Stockholders' Equity
     Common stock, no par value -
        10,000,000 authorized; 3,222,214
        issued and outstanding at
        September 30, 1998; 3,002,872
        issued and outstanding at
        December 31, 1997                         3,222           3,003
     Surplus                                     13,268           8,417
     Retained earnings                           23,477          21,405
   Obligation of employee stock ownership
      plan                                     (1,544)              0
     Net Unrealized Gains(Losses) on
    available for sale                            686             307
     Total Common Stock and Retained
      Earnings                                   39,109          33,132
     Less-2,430 Treasury Shares, at Cost
       at September 30, 1998 and 632
     Shares at cost at December 31, 1997          (59)             (7)
    Total Stockholders' Equity                   39,050          33,125
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $413,367        $333,287

NOTE: The balance sheet at December 31, 1997, has been taken from the audited financial statements at that date and condensed. The current period and prior period have been restated to reflect a 4:1 stock split.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)


                                Three Months Ended        Nine Months Ended
                                   September 30             September 30
                                1998         1997         1998        1997


     Interest Income
Interest and fees on loans     $ 6,474     $ 5,605       $18,589     $15,797
Interest on investment
  securities:
Taxable                          1,335       1,142         3,781       3,543
Tax-exempt                         135         119           407         370
Other interest income -
 Fed Funds Sold                      3           2           136          40
Other interest income -
 checking                            6           9            35          44
Lease financing income               0           0             0           0
     Total Interest Income       7,953       6,877        22,948      19,794

     Interest Expense
Interest on deposits             3,299       2,775         9,638       8,217
Other interest expense             656         538         1,681       1,246
      Total Interest Expense     3,955       3,313        11,319       9,463

Net Interest Income              3,998       3,564        11,629      10,331

Provision for loan losses          121         180           639         541

Net interest income after
   provision                     3,877       3,384        10,990       9,790

     Other Income
Securities gains (losses)           48          48            39          67
Other income                     1,005         864         3,181       2,732
     Total Other Income          1,053         912         3,220       2,799

Other expenses                   3,182       2,668         9,166       7,767

Net income before
 income taxes                    1,748       1,628         5,044       4,822
Provision for income
 taxes                             586         572         1,696       1,654

Net income                       1,162       1,056         3,348       3,168


Earnings per share            $   0.37    $   0.35      $   1.07      $ 1.06

Weighted average number of
  shares outstanding         3,117,127   2,975,736     3,117,127    2,975,736


1997 income data has been adjusted to reflect annual incentive bonus accruals previously accounted for during fourth quarter and a 4.1 stock split that took place in 1998.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                              (STATED IN THOUSANDS)


    Operating Activities
                                           Nine Months Ended September 30
                                            1998        1997       1996
Net cash provided by
  operating activities                   $ 2,863      $ 4,118     $3,224

    Investing Activities

Proceeds of maturities of held to
  maturity securities                     12,119       10,468      4,405
Purchase of held to maturity
  investments                            (15,043)      (9,600)    (1,500)
Proceeds from maturities of available
 for sale securities                      19,887       14,478      3,876
Proceeds from sales of available for
  sale securities                         10,059        1,954      8,600
Purchase of available for sale
 securities                              (59,428)     (15,110)   (17,125)
Increase in Loans-Net                    (45,150)     (23,273)   (23,742)
Payment for purchase of Bank of Troy-
 Net of cash acquired                     (5,957)           0          0
Purchases of premises and equipment       (1,881)        (719)      (245)

   Net cash provided
      by investing activities            (85,394)     (21,802)   (25,731)

    Financing Activities
Net increase (decrease) in demand
  and savings accounts                    18,670          384      4,754
Increase (decrease) in time accounts      23,722          544     10,493
Increase (decrease) in long-term debt     11,844        6,363       (637)
Treasury stock transactions                  (52)           2         (4)
Proceeds from sale of common stock         5,070          375        233
Cash dividends paid                       (1,278)        (911)      (728)
Net increase (decrease) in short
  term borrowings                         17,327       12,025      6,476

  Net cash provided (used) by
      financing activities                75,303       18,782     20,587

  Increase (decrease) in cash and
      cash equivalents                    (7,228)       1,098     (1,920)

Cash and cash equivalents at
  beginning of year                       18,846       13,507     13,544

Cash and cash equivalents,
  end of year                             11,618       14,605     11,624


Cash payments made for interest and income taxes during the years presented are as follows:

                                      1998     1997     1996
   Interest                       $11,564   $9,682   $9,065
   Income Taxes                    $2,388   $1,763   $1,329

The accompanying notes are an integral part of these financial statements.

                          FIRST CITIZENS BANCSHARES, INC.
                        STATEMENT OF COMPREHENSIVE INCOME
                      (IN THOUSANDS) EXCEPT PER SHARE AMOUNTS
                                SEPTEMBER 30, 1998


                                Three Months Ended    Nine Months Ended
                                    September            September
                               1998          1997       1998        1997

Net Income                    $1,162       $1,056      $3,348     $3,168

Changes in Available
  for Sale Securities            339          174         379        144
Tax Impact (Available
  for Sale Securities)           136           70         152         58

Comprehensive Income          $1,365       $1,160      $3,575     $3,254

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               (Stated in Thousands)
                               September 30, 1998

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the three months ended September 30, 1998, 1997 and 1996, and the consolidated statement of cash flows for the three months then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1997.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On
September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Short Term Borrowings
                                        September 30  September 30
                                              1998     1997

Amount Outstanding-End of Period             $39,092 $35,394
Weighted Average Rate of Outstanding           5.15%   5.01%
Maximum Amount of Borrowings at Month End    $39,092 $35,394
Average Amounts Outstanding for Period       $30,467 $34,355
Weighted Average Rate of Average Amounts       4.71%   4.64%

Note 4 - Long-Term Debt

Long term debt is comprised of Federal Home Loan Bank Borrowings, Finance Company debt, and new debt associated with the Troy Acquisition. The Finance Company debt is classified as long term debt due to our intent to renew. The parent company debt is with Suntrust-Nashville.
The average life is as presented and the FHLB Funds are matched with loans and investments.


                       Average Average  Average
                       Volume   Rate    Maturity  Variable

FHLB Borrowings        $15,713 5.07%  10 Years
FHLB Borrowings          2,000 5.67%  10 Years     Monthly
Finance Company Debt     1,000 6.00%   5 Years
Parent Company Debt      2,488 6.89%   7 Years     Monthly

                 FIRST CITIZENS BANCSHARES, INC.
                         AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                           (UNAUDITED)
                         (IN THOUSANDS)
                       September 30, 1998

Note 5 - Statement of Cash Flows

                                   September 30,
                        1998         1997         1996
Actual payments made
 during the periods:

Interest             $11,564      $ 9,682       $ 9,065
Income taxes           2,388        1,763         1,329

Note 6 - Contingent Liabilities

There are no material pending litigations as of the current reportable date that should result in a liability.

Note 7 - Investment Securities

The differences between book values of investment securities and market values at September 30, 1998 and December 31, 1997, total $193M and $30M respectively. FASB 115 requires banks to classify securities as held to maturity, available for sale, and trading. First Citizens has $0 in the trading account. Available for Sale securities values are adjusted to market quarterly and the adjustments flow to the capital account (net of tax). Held to maturity securities are stated at amortized cost. Available for sale securities reflects a $68M increase for the period ending September 1998 and, $686M net of tax, $686M flowed to the capital account. These movements fluctuate with the bond market.

First Citizens has not engaged in derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reported periods.

Note 8 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc. and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards established by regulators. Tier 1 and tier 2 risk based capital ratios are 13.26% and 14.59% respectively.

Note 9 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax account reflects an asset totaling $540M. Timing differences mainly consist of Reserve for Loan Loss timing differences.

Note 10 - Reserve for Loan Losses

FASB 114 and 118 was implemented during the first quarter of 1995, creating a reserve for impaired loans.

The following data reflects impaired totals for the reportable periods:(in thousands)

Impaired Loan Balance or Recorded Balance             $ 928
Amount of Recorded Balance with Related Allowance     $ 658
Amount of Recorded Balance with no Related Allowance  $ 270

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               (UNAUDITED)
                              (IN THOUSANDS)
                            September 30, 1998


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

Note 11 - Asset Impairment

The Financial Accounting Standards Board issued Statement 121 addressing the accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and the good-will related to those assets. The statement, which was effective for calendar-year 1996 financial statements, also addresses accounting for long-lived assets and certain identifiable assets to be disposed.

The statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

As of the reportable date, there are no material FASB 121 adjustments.

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

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               (UNAUDITED)
                              (IN THOUSANDS)
                            September 30, 1998

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


Pro Forma Results (unaudited)
(In thousands except earnings per share)

                                       1998       1997

Interest Income                      $23,644     $20,455
Interest Expense                      11,725       9,849

Net Interest Income                   11,919      10,606

Provision for Loan Losses                703         602

Net Interest Income After Provision   11,216      10,004

Other Income                           3,274       2,850
Other Expenses                         9,412       8,000

Net Income Before Income Taxes         5,078       4,854
Provision for Income Taxes             1,707       1,665
Net Income                             3,371       3,189

Earnings Per Share                      1.08        1.07

Weighted Average Number of Shares
    Outstanding                    3,117,127   2,975,736

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

                     FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               (UNAUDITED)
                              (IN THOUSANDS)
                            September 30, 1998


The plan provides for minimum annual contributions of not less than 10% of annual salary/bonus. An employee must be employed on the last day of the year and have completed 1000 hours of service to qualify for a contribution.

The current YTD Expense for ESOP is $350m.


Note 18-Fasb 133- This new issuance will not have a material impact on our company. Derivatives are currently not being utilized by First Citizens.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending September 30, 1998. Reference should be made to the Financial Statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of First Citizens, Bank of Troy and First Citizens Bancshares, Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

In spite of recent stock market volatility and global economic problems, third quarter performance of First Citizens Bancshares, Inc. remained strong. Net income for the quarter increased ten percent, ending at $1,162,000 compared to $1,056,000 for the same quarter in 1997. Year-to-date net income through September totaled $3,348,000 up from $3,168,000 for the same period one year ago. As indicated in the financial schedules, year end incentive bonuses are being accounted for on an accrual basis, as opposed to a fourth quarter charge to earnings.
This approach provides for a more accurate accounting of quarterly earnings, while having no impact to year end numbers. Annualized return on asset and equity is 1.20% and 12.37% respectively. This compares to 1.30% and 13.56% at the end of third quarter, 1997. The reduction in both ratios is a direct result of acquisition and organizational costs associated with Bank of Troy, White and Associates/First Citizens
Insurance, and a second finance company office opened in Milan, Tennessee. A reorganization of the Bank of Troy operations was necessary to align operations with that of First Citizens. Cost associated with the realignment include increased provision for loan loss reserve, a write off resulting from the sale of investment securities and the installation of technology associated equipment. One time expenses during March, 1998 resulted in a net operating loss of $17,000 for the quarter. Loan loss provisions for the first three quarters totals $403,000 or 1.44% of total loans. Investment Losses totaled approximately $35,000 for the first quarter. The reorganization process of Troy will be completed in 1998 prior to converting Bank of Troy to a branch of First Citizens in February, 1999. Future reorganization cost is not expected to have a material negative impact on future performance ratios of the Bank of Troy or First Citizens
National Bank. White and Associates/First Citizens purchased the Durham Insurance Agency located in Union City, Tennessee during second quarter, 1998 enabling White and Associates/First Citizens to locate an insurance agency in the lobby of Bank of Troy as of July 1, 1998.

Performance at First Citizens National Bank, the company's primary assets, improved when compared to the same time period last year.
Annualized return on assets ended third quarter at 1.33% compared to 1.30% in 1997.

Annualized return on average equity for 1998 and 1997 is 14.65% and 14.33% respectively. Shareholder equity increased 20.59% ending the quarter at $39,050,000. Total assets of Bancshares at September 30, 1998 were $413,367,000 up 22.2% from 1997 totals. Year to date dividends increased 33% as stock reflected a per share high of $30.00 up from $17.50 one year earlier. First Citizens will continue to focus on growing its assets and revenue base by identifying quality banks in the West Tennessee area receptive to a partnership with First Citizens. Our investment in Lauderdale County will rise to new heights with the construction of a branch facility located on the corner of Cleveland Street and Walmart Drive, just off of Highway 51 in Ripley, TN. The facility is being designed to provide our Lauderdale County customers the convenience of mortgage financing as well as Insurance and brokerage services. The new branch is projected to open late in first quarter of 1999. Plans are in process for a newly constructed facility at the First Citizens Mid-Town Branch location on 51 Bypass, Dyersburg, TN. The existing facility will be replaced with a more modern full service branch facility that will accommodate increased customer business that has multiplied over the last few years.

Dividends paid the first two quarters of 1998 were .125 cents per share while third quarter dividend increased to .15 cents per share. Forty cents per share was paid each quarter in 1997. A 4 for 1 stock split was declared to shareholders of record as of June 1, 1998. The distribution of shares resulted in an issuance of 3 additional shares for each share owned as of the record date. The split was accomplished on June 15,1998. Book value of common stock ended September 30 at $12.13 compared to $10.93 at 9/30/97. Market value of stock at 9/30/98 was $30.00 compared to $17.50 at 9/30/97. Earnings per share at quarter end was $1.07 compared to $1.06 for the same time period in 1997. Earnings per share was diluted due to shares of stock issued for the purchase of 50% Share of White and Associate Insurance Agency and shares issued to service the quarterly allocations for the Cash Option and Dividend Reinvestment plans. The Board of Directors voted during the third quarter to discontinue the quarterly Cash Option Plan as of September 30, 1998. Outstanding shares adjusted for the 4-1 stock split increased from 2,984,000 as of June 30, 1997 to 3,193,000 as of June 30, 1998. Outstanding shares at quarter end were 3,219,784.

On August 31, 1998 a definitive agreement was signed with First Volunteer Bank of Union City, Tennessee, providing for a merger effective first quarter of 1999, pending regulatory and shareholder approval. The strength and leadership of First Volunteer combined with Bank of Troy will position First Citizens as a primary financial services provider in the Obion County market, increasing total assets from the current $59 million to more than $110 million, and providing an expanded market for numerous products and services.

First Citizens Strategic Plan calls for future efforts to be focused on controlled growth, efficiency and diversification of operations.
Strategic goals of the plan are as follows:

(1) To remain an independent community bank serving the needs of individuals, small businesses, corporations and agriculture customers;
(2) To maximize the value of First Citizens to its Shareholders by providing the highest levels of customer service and the widest selection of products and services; (3) To attract and retain high quality personnel; (4) To continuously evaluate and invest in a product and service distribution systems that will provide our customers with personal access as well as electronic delivery of products and services;
(5) To establish and implement a quality sales and amazing service program over the next three years that focuses on relationship strategies; (6) To continue to focus on non-interest income streams as a method of achieving financial goals; and (7) To lay the ground work for a high performing institution through continuing education and career development of employees; A separate Technology Strategic Plan has been developed which provides for: (1) Maintaining the IBM AS/400 as the bank's primary technology infrastructure with a wide area network as a secondary communication structure; (2) Evaluation of the market, selection, and implementation of Retail Banking on the Internet and Small Business Cash Management; and (3) Conversion of the bank's current Customer Information File to a relationship data base.

A wide area network was installed and fully operational as of second quarter, 1998. Applications such as E-Mail, Credit Card data base, Microsoft Office Suite are installed on the network server and allow sharing of data files and customer information. The Wide Area Network will position First Citizens technology advancement into software that requires a Personal Computer based infrastructure rather than the AS/400. A service agreement was signed on September 30, 1998 with nFront, Atlanta, GA to provide retail/small business Internet banking. nFront is considered to be the premier provider of full-service Internet banking solution for community banks and winner of Microsoft's Best Internet Banking Solution Award. nHome, the retail banking product, is the only "fat server" Internet banking solution designed specifically for the community bank market, enabling banks to capture and mine valuable customer data using a secure database. Southern Data Systems, the bank's platform service provider signed an exclusive 5 year agreement with nFront to market the product to their customer base. The integration of these systems will eliminate the need for bank personnel to manually reenter account and loan application information into their existing systems, resulting in increased efficiency and error proofing. This integrated solution also will create centralized customer files, allowing financial institutions to leverage their existing resources and processes to service loans and accounts generated through the Internet
delivery channel.   nFront, a Microsoft NT-based Internet banking
application, enables banking customers to open new accounts, apply for loans, view account balances and histories, pay bills, transfer funds, download images of cleared checks, customize reports and download statement information into financial management packages at anytime from any location using any browser-enabled device, such as personal computers and televisions. From First Citizens perspective nFront allows the bank to expand it reach to a broader market and retain its existing customer base. nBusiness will allow small businesses to perform the same functions as nHome except will allow for additional services such as wire transfers. Relationship Management Data Base, phase two of the conversion process, is scheduled to be completed by 12/31/98. The RMS is an Alltel core application, that will allow for consolidated customer information by individual, family, business, as well as other types of relationships selected for use by First Citizens. The data base can be used for pricing of products at the customer level as well as assessing and meeting the financial needs of individual or a group of customers.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens' liquidity, capital resources or results of operations. The Agricultural community in Dyer County as well as West Tennessee was negatively impacted in 1998 as a result of a wide variations in weather conditions as well as seriously depressed commodity prices. Some agriculture credits will be deficient in payments as a result of these conditions. However, only two credits of the agriculture portfolio have been identified as problem loans with no additional charges to income or allocation to the Reserve Account expected. Loan Administration has projected the bank's losses for the calendar year 1998 to compare favorably to peer banks. Agriculture borrowers have adequate reserves and financial strength to sustain unfavorable agriculture conditions experienced this year. First Citizens is an approved lender of the Rural Development Division of the Farm Services Agency formerly Farmers Home Administration. Congress has amended the guaranteed limits for agricultural credits which will provide protection for the bank in 1999 for production loans as well as some restructured term debt. Based on knowledge of the portfolio at present time, a significant increase in substandard loans is not anticipated at this time. First Citizens will make all efforts to work with local farmers in cases where good management practices are exhibited and adversity develops as a result of events beyond the individual farmer's control.

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

First Citizens' designated market area is constantly expanding with the purchase of the Ripley, Tennessee branch (Lauderdale County), the Bank of Troy located in Troy, Tennessee (Obion County) and the pending purchase of First Volunteer Bank, Union City, Tennessee (Obion County). Demographic studies indicate the population in Dyer, Lauderdale and Obion County at the end of 1996 was 36,193, 23,972, and 32,053 respectively. Projected population by the year 2000 is 42,000, 22,475, and 30,657 respectively. The median household income in Dyer County is approximately $26,562 slightly above the median household income level for the State of Tennessee. Employment consists of 44.85% in manufacturing and construction, 24.19% personal, professional and small business, 19.13% trade, wholesale and retail, 4.34% transport/ communication, 3.93% public administration, and 3.57% agriculture, forest and fishing. Blue collar occupations employ approximately 8,226, while other white collar occupations employ approximately 4,672. Executive and other professional occupations employ approximately 3,200. First Citizens marketing strategy is to offer financial products and services designed to meet the needs of the market place. A demographic study indicated that First Citizens market was primarily in the 38 age group and above. More convenient products and services that appeal to the generation X market are included in the bank's technology and marketing five year strategic plan.

YEAR 2000 PROJECT SUMMARY

The following table summarizes the status of the First Citizens National Bank Year 2000 Program as of September 30, 1998. For ease of reference, the project information has been summarized in phases that are similar to the phases set forth in the Interagency Statement issued by the Federal Financial Institutions Examination Council. First Citizens core processing applications are turnkey systems. Turnkey applications are defined as application in which First Citizens does not maintain or change the processing code.

Total Project By Phase
Approximate Percentage
Complete



Awareness
Substantially Complete




Assessment
Substantially Complete




Renovation
Vendor Responsibility




Validation
Third Quarter, 1998



80% complete



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

ASSESSMENT PHASE

The assessment phase focused on assessing the size and complexity of the Year 2000 problem. A complete inventory list was created to identify and monitor Y2K readiness for information systems (hardware, software, utilities, vendors, and phone systems) as well as environmental systems (security systems, elevators, etc.). The following documents were formed complete with details of how the objectives of the Y2K Program would be achieved: Year 2000 Project Plan (Master Schedule), Year 2000 Program Requirements, and the Year 2000 Certification Process. A Year 2000 Master Test Plan was developed in second quarter, 1998. Testing of mission critical software/hardware is more than 80% complete.

RENOVATION PHASE

The renovation phase only encompasses the code remediation of in-house developed code that resides on the IBM AS/400 for First Citizens National Bank or other computer hardware for the bank's subsidiaries. First Citizens and subsidiaries core processing is defined as "Turnkey" applications meaning the bank does not write code, modify code or
maintain code for its processing applications.   The Bank's Y2K Team is
responsible for monitoring code remediation according to it's primary vendor Y2K project plan.

VALIDATION PHASE

The validation phase is designed to test the ability of year 2000 ready hardware and software to accurately process date data (including, but not limited to calculating, comparing, and sequencing) from, into and between the 20th and 21st centuries, including leap year calculation. A validation "test" plan for applications identified as "Mission Critical" applications during the Assessment Phase was developed second quarter, 1998. Testing of mission critical applications is more than 80% complete.

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


The following table compares year to date non-interest income and expense of First Citizens as of September 30, 1997, 1996 and 1995:

                            Non-Interest Income

                               (in thousands)

                           Sept. 30          Sept. 30           Sept. 30
                            1998  % of Change 1997  % of Change   1996
Service Charges on
 Deposit Accounts          $1,352     9.12%  $1,239    18.12%  $1,049

Trust Income               $  559      .01%  $  554     4.34%  $  531

Other Income               $1,309    30.12%  $1,006    10.55%  $  910

TOTAL NON-INTEREST INCOME  $3,220    15.04%  $2,799    12.41%  $2,490

Total non-interest income is up 15.04% and 12.41% when comparing September 1998 to September 1997 and 1996. The increase reflects a continued focus on fee income and our commitment to diversifying the income stream. Results of these efforts are evident when comparing the third quarter income posted in service charges and other income categories. Service charges on deposit accounts are up 9.12%, while other income was up 30.12 percent. Increased other income is attributed to income received from Mortgage Loans, Financial Plus, Inc. and Bank of Troy. Insurance commissions Year-to-date are down from $161,000 to $70,000 when compared to previous years at First Citizens National Bank. However, insurance commissions received from Bank of Troy in line with previous years offset decreases at First Citizens' bank level.

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

The 29% increase in non-interest income in 1996 was the result of a refund of $70,705 from bankruptcy trustees of Southeast Fort Worth Ltd. The refund partially reimbursed the bank for payments made to trust customers in December, 1989. Customers were reimbursed by the bank for investments made in Southeast Fort Worth, Ltd. At the time Southeast filed bankruptcy, with the understanding that any settlement received from this company would first be utilized to restore these funds to the bank.

                                       Non-Interest Expense
                                           (in thousands)

                              Sept. 30            Sept. 30      Sept. 30
                            1998 % of Change   1997  % of Change  1996

Salaries & Employee
 Benefits                  $5,214     15.94%   $4,497     4.68%   $4,296
  Net Occupancy Expense    $1,506      6.13%   $1,419     (.36%)  $1,424
Other Operating Expense    $2,446     32.14%   $1,851      .22%   $1,847

TOTAL NON-INTEREST EXPENSE $9,166     18.01%   $7,767     2.64%   $7,567

Total non-interest expense for 1998 is $9,166,000 compared to $7,767,000 for the same time period in 1997 resulting in a 18.01% increase. A comparison of non-interest expense for 1997 and 1996 reflects a slight increase of 2.64 percent. Salaries and Employee Benefits increased almost 16% as a result of the gain of 18 employees in the Bank of Troy acquisition as well as additional employees associated with the expansion of services offered in mortgage lending (Ripley market), insurance and brokerage services (Dyersburg, Ripley and Troy market). Full time equivalent as of September 30, 1998 was 181 including Bank of Troy employees. Fulltime equivalent per one million is assets is $2.3 million compared to peer banks at $2.4 million. Fulltime equivalent compared to peer banks reflects the banks efforts to bring FTE in line with peer ratios. The efficiency ratio is a measure of the bank's ability to produce income in comparison to fulltime equivalent ratio. Efficiency ratio at 9/30/98 was 58.66% compared to 58.90% for peer banks. A comparison of the FTE ratio must note that First Citizens offers Mortgage, Brokerage, Insurance, and Trust Services that is not always offered by banks listed in peer groups compared to First Citizens. A total of approximately 18 employees are employed to support these non-traditional bank services. Increased investment in technology resulted in an increase in Computer related expense and depreciation to those investments. An ongoing strategic plan is to automate manual processes through technology and at the same time meet the technological needs of our customer base. Net occupancy expense is projected to increase as technology is installed to accomplish this goal. Net occupancy expense is also projected to increase with the construction of the Ripley and Midtown Branch Banks. Cost associated with technology will be offset in part by the reallocation of employees to fee income producing positions as well as with additional income expected with the expansion of products and services in our market area. Other operating expense increased significantly at 32.14% with the organization cost associated with the Insurance Agency, opening of Delta Finance II, and Bank of Troy acquisition. A peer comparison of non interest expense as a percent of average assets reflects First Citizens was 3.28% compared to 3.23 percent.

                                Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending September 30 for the years indicated:

                         COMPOSITION OF DEPOSITS
                              (in thousands)

                       1998              1997              1996
                Average   Average Average   Average Average    Average
                Balance    Rate   Balance    Rate   Balance     Rate
Non-Interest
Bearing Demand
Deposits        $ 32,747      -   $ 28,055     -   $ 26,180       -

Savings
Deposits        $ 95,597   3.26%  $ 79,419   3.42% $ 73,121     3.24%

Time Deposits   $178,169   5.66%  $150,248   5.58% $148,519     5.62%

TOTAL DEPOSITS  $306,513   4.31%  $257,722   4.26% $247,820     4.32%

Deposit growth continues to represent a challenge for First Citizens National Bank. The Company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. According to a market share analysis, Bancshares holds approximately 51 percent or more (excluding overnight and fixed term repurchase agreements) of the banks deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (23% of total county deposits), Security Bank (14%) and Union Planters 11%. First Citizens also competes with Dyersburg City Employees Credit Union, seven or more finance companies, 2 brokerage firms, and other types of financial service providers. Competitor marketing programs are aggressive in seeking new deposits with advertising programs that offer rates on certificate of deposits that are often 40-50 basis points higher than rates paid by First Citizens. Average rates paid on deposits of 4.30 percent (up from 4.26% paid at last quarter end) continues to reflect sound asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit strategy adopted in 1996 encourages the purchase of jumbo CD's (i.e. State of Tennessee) as opposed to increasing funding costs, by participating in rate wars to secure local retail deposits. Total deposits consisted of approximately $17 million in the State of Tennessee funds at quarter end.

A successful bid for County Trustee funds totaling $11 million resulted in a current rate paid at 9/30/98 of 4.33 percent. The cost of trustee funds is based off the weekly 90 day Treasury Bill auction, therefore the low interest rate environment has provided a significant advantage. County Trustee funds are maturity matched with investments yielding 6.02% resulting in a interest rate spread of 1.69 percent.

The implementation of a Quality Sales, Amazing Service program is also expected to increase deposits as well as provide for the cross selling of additional products to form a total customer relationship profile. An active business development program is in place to generate new business and provide support for existing customers.

Total deposit growth was approximately $4 million when comparing 1998 to 1997. Bank of Troy deposits totaling approximately $44 million contribute to 100% of deposit growth noted from 1997 to 1998. Without Bank of Troy, deposit growth would have been negative 1.13 percent annualized. A comparison of deposit growth for the years of 1997 and 1996 reflects growth of approximately $8 million acquired in the Ripley, Tennessee Branch acquisition in 1997. Time Deposits grew approximately $28 million at an average rate of 5.66%. Both increased dollars and higher average rates are due to the acquisition of Bank of Troy. First Citizens deposit rate structure was implemented in the Troy Market during the second quarter, of 1998. The average rate paid on deposits should become more in line with the average rate paid on deposits in the Dyer County market. Non-Interest Bearing Demand Deposits have remained relatively flat since 1995. Sweep account funds totaling $11.2 million are not included in the average balance for non-interest bearing demand deposits. The sweep total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $6.8 million. Repurchase agreement sweep is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on funds to clear large denomination checks as presented for payment. There were no significant changes to products or services during the third quarter. However, two new IRA products, the Roth and Simple IRA are currently being offered to customers. A new product and service portfolio guide is in process of development that consist of terms and conditions disclosure, a description of checking services, inquiry card, savings plans, loan services, mortgage financing, home equity loans, general services and a welcome card.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First Citizens on September 30, 1998.

              Maturity Distribution of Time Deposits
      In Amounts of $100,000 Or More As Of September 30, 1998

                        (in thousands)

               Maturity                      Total Amount

           3 months or less                    $22,799
           3 through 12 months                 $21,126
           1 year through 3 years              $ 9,249
           over 3 years                        $   300

                                   Total       $53,474

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earning assets and average costs on interest bearing liabilities. The average yield on interest earning assets reflects a decrease when reviewing information presented in the table. Interest earning assets as of 9/30/98 totaled $363,510,000 at an average rate of 8.83% compared to $308,060,000 at an average rate of 8.98% and $288,965,000 at an average rate of 9.02% at 9/30/97 and 9/30/96 respectively. The reduction in average rate when comparing the three years reflects a declining rate environment. Market demographics and competition are discussed in the MD&A and deposit section of this report. Interest bearing liabilities for the same time periods were $322,933,000 average rate 4.90%, $271,724,000 average rate 4.88%, and
$256,530,000 at 4.84%.  Net yield on average earning assets was 4.48%,
4.68%, and 4.72% at 9/30/98, 9/30/97 and 9/30/96.   The net yield
reflects management efforts to control interest margins in accordance with financial goals as well as a downward movement in interest rates beginning in mid 1996 and continuing into 1998. Maintaining interest rate margins achieved in prior years continues to be a significant challenge. When interest rates rise, customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. In a declining rate environment, the competition for deposit dollars increases and outflow to mutual funds increases. The sensitivity to loan rates also increases as banks scramble to retain quality customers being "courted" by the competition. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from material negative impact of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                                   First Citizens National Bank
                                    Quarter Ending September 30
                      Monthly Average Balances and Annualized Interest Rates
                                          (in thousands)
                           1998                      1997                      1996
                  Average         Average  Average           Average Average         Average
                  Balance Interest Rate    Balance  Interest  Rate   Balance Interest Rate
ASSETS
INTEREST EARNING
  ASSETS:
 Loans (123)
  & Leases         $267,955 $6,474 9.66%  $231,262   $5,605   9.70%  $212,718 $5,184  9.75%
Investment
 Securities:
  Taxable          $ 82,651 $1,335 6.46%  $ 66,072   $1,125   6.81%  $ 65,323 $1,116  6.84%
Tax Exempt (4)     $ 11,974 $  204 6.81%  $ 10,477   $  180   6.88%  $ 10,759 $  207  7.70%
Interest Earning
 Deposits          $    741 $    6 3.24%  $    230   $    3   5.22%  $    146 $   2   5.48%
Federal Funds
Sold & Securities
 Purchased Under
 an Agreement
 to Resell         $    189 $    3 6.35%  $     27   $    1   5.22%  $     19 $   1  21.06%
Total Interest
 Earning Assets    $363,510 $8,022 8.83%  $308,068   $6,914   8.98%  $288,965 $6,510  9.02%
NON-INTEREST
 EARNING ASSETS:
Cash and Due
 From Banks        $  9,213 $    -    -   $  9,782   $    -      -   $ 10,415 $    -     -
Bank Premises &
 Equipment         $  9,279 $    -    -   $  8,228   $    -      -   $  8,421 $    -     -
Other Assets       $ 14,983 $    -    -   $  6,339   $    -      -   $  2,715 $    -     -
Total Assets       $396,985 $    -    -   $332,417   $    -      -   $310,516 $    -     -
  LIABILITIES AND
  SHAREHOLDERS'
     EQUITY:
INTEREST BEARING
LIABILITIES:
Savings Deposits   $ 95,597 $  779 3.26%  $ 79,419   $  679   3.42%  $ 73,121 $  592  3.24%
Time Deposits      $178,169 $2,520 5.66%  $150,248   $2,096   5.58%  $148,519 $2,085  5.62%
Federal Funds
 Purchased and
 Other Interest
 Bearing
 Liabilities       $ 49,167 $  656 5.34%  $ 42,057   $  538   5.12%  $ 34,890 $  426  4.89%
  Total Interest
   Bearing
   Liabilities     $322,933 $3,955 4.90%  $271,724   $3,313   4.88%  $256,530 $3,103  4.84%
 NON-INTEREST
   BEARING
 LIABILITIES:
 Demand Deposits   $ 32,747 $    -     -  $ 28,036   $   -      -    $ 26,180 $   -      -
 Other Liabilities $  3,304 $    -     -  $  2,070   $   -      -    $  1,807 $   -      -
 Total Liabilities $358,984 $    -     -  $301,830   $   -      -    $284,517 $   -      -
 SHAREHOLDERS'
   EQUITY          $ 38,001 $    -     -  $ 30,587   $   -      -    $ 25,999 $   -      -
 TOTAL LIABILITIES
  AND SHAREHOLDERS'
 EQUITY            $396,985 $    -     -  $332,417   $   -      -    $310,516 $   -      -
NET INTEREST
    INCOME         $      - $4,067     -  $      -   $3,601     -    $     -  $ 3,407    -
NET YIELD ON
 AVERAGE EARNING
 ASSETS            $      - $    -  4.48% $      -   $   -    4.68%  $     -  $   -   4.72%
(ANNUALIZED)


(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)  Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                  COMPOSITION OF LOANS

Loan growth reflected in the Composition of Loans table has resulted from increased loan production in all areas indicated within the table. Real estate loans continue to represent a significant increase in the portfolio. The Dyersburg/Dyer County market continues to experience growth in new home starts as well as refinancing of existing mortgages created by the low interest rate environment. Commercial expansion in retail as well as medical facility construction represents a significant volume increase in total real estate loans. The Dyer County population is approximately 41,000 based on 1997 estimates (Dyersburg Dyer County Chamber of Commerce publication). Total loans as of 9/30/98 were $274,482,000 compared to $234,627,000 and $215,543,000 for the periods of 9/30/97 and 9/30/96. The target market is primarily the bank's delineated market as defined by our CRA Statement area, emphasizing improvement of the quality of life for individuals and the expansion of business and commerce. Board approved policies and reporting are in place to maintain a diversified portfolio without a concentration of credits that would represent significant risk to the portfolio. Agricultural loans, up approximately $32 million since September 30, 1997, represent 28% of the total loan portfolio. First Citizens is the largest agricultural lender in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture resources comprise a significant portion of the Dyer County as well as surrounding counties markets. Total farm land in production is approximately 231,000 acres with an estimated value of $449,501,000. Average machinery value per farm is $76,449. First Citizens investment in agricultural real estate loans total $14.3 million while crop production and equipment loans total $16.6 million. Total gross agriculture income posted in 1997 from the sale of agriculture products was $79,203,850. Dyer County ranks as the number one producer of soybeans, grain sorghum, commercial vegetables and rice in the State. Agricultural credits listed on the bank's problem list represent approximately $1.5 million with over $1.2 million of that total being government guaranteed.

The Agricultural community in Dyer County as well as West Tennessee was negatively impacted in 1998 as a result of a wide variations in weather conditions as well as seriously depressed commodity prices. Some agriculture credits will be deficient in payments as a result of these conditions. However, only two credits of the agriculture portfolio have been identified as problem loans with no additional charges to income or allocation to the Reserve Account expected. Loan Administration has projected the bank's losses for the calendar year 1998 to compare favorably to that of peer banks. Agricultural borrowers have adequate reserves and financial strength to sustain unfavorable agriculture conditions experienced this year. First Citizens is an approved lender of the Rural Development Division of the Farm Services Agency formerly Farmers Home Administration. Congress has amended the guaranteed limits for agricultural credits which will provide protection for the bank in 1999 for production loans as well as some restructured term debt. Based on knowledge of the portfolio at present time, a significant increase in substandard loans is not anticipated at this time. First Citizens will make every effort to work with local farmers in cases where good management practices are exhibited and adversity develops as a result of events beyond the individual farmer's control.

Growth in consumer loans has been controlled due to increased numbers of reported bankruptcies in the State of Tennessee as well as perceived deterioration in consumer credit in Dyer County.

The provision for loan losses increased in proportion to loan growth as required by loan policy. Problem loans at 9/30/98 were $6,997,000 compared to $2,708,000 at 9/30/97 reflecting a 61% increase. Non-performing assets for the same time periods were $589,000 compared to $817,000 representing a 28% decrease. Total non-performing at 9/30/98 was .22% of the total loan portfolio compared to peer group at 6/30/98 at .89 percent. Past due loans continue to decline with 90 days or more ending September 30 at .89% of total loans. Total loans graded by Internal Loan Review within the last twelve months comprise $137,737,739 or 64.59% of the loan portfolio.

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

The average yield on loans of First Citizens National Bank for the third quarter of the years indicated is as follows:

     1998 -  9.66%
     1997 -  9.70%
     1996 -  9.75%
     1995 -  9.91%
     1994 -  9.22%


The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $42,580,000 as of 9/30/98.

The following table sets forth loan totals net of unearned income by category for the past five years:

                                  September 30 (in thousands)
                           1998      1997      1996      1995     1994

Real Estate Loans:
 Construction           $ 25,232   $ 22,710  $ 16,712 $ 12,330  $  9,748
 Mortgage               $142,281   $138,494  $123,612 $105,640  $ 94,501
Commercial, Financial
 and Agricultural Loans $ 77,059   $ 45,592  $ 49,822 $ 50,212  $ 47,382
Installment Loans to
 Individuals            $ 27,404   $ 25,636  $ 23,290 $ 21,564  $ 17,868
Other Loans             $  2,506   $  2,195  $  2,107 $  2,424  $  3,986

TOTAL LOANS             $274,482   $234,627  $215,543 $192,170  $173,485


       Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $100,883,000 or 40.76% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is down from 43% at 9/30/97 reflecting efforts of the customer base to lock in lower interest rates. Maturities in the one to five year category total $154,012,000, reflecting a slight increase when compared to $130,113,000 at 9/30/97. The trend exhibited by consumers in recent years to lock in interest rates is projected to continue.

                                         Due after
                          Due in one     one year but         Due after
                          year or less   within five years    five years
                                         (in thousands)

Real Estate                 $50,176         $103,681           $13,656
Commercial, Financial
 and Agricultural           $38,230         $ 25,137           $13,692
All Other Loans             $ 4,716         $ 25,194           $     0

TOTAL                       $93,122         $154,012           $27,348

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $173,599
Interest Rates are Floating or Adjustable             $  7,761

                        NON-PERFORMING ASSETS


Non-Performing Assets as of 9/30/98 were approximately $589,000 or .22% of the total portfolio. Non-performing loans are down from $817,000 or 28% since September 30, 1997. Non accrual loans total approximately $358,000 down from $514,000 or 30% from the same time period last year.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the nine months ending 9/30/97 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $26,000. Interest income on loans reported as ninety days past due and on interest accrual status was $22,000 for year-to-date 1997. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loans as of September 30, 1997 are 0.

Loans classified by the bank Loan Review Officer and regulatory examiners and not reported under non-accrual, past due or restructured pose no significant credit problems. Loan Officers are required to develop a "Plan of Action" for each problem loan within their portfolio. Adherence to each established plan is monitored by Loan Administration and reevaluated at regular intervals for effectiveness.

The following table sets forth the balance of non-accrual loans as of September 30, for the years indicated:

                           Non Performing Loans
                               September 30
                              (in thousands)

                                      90 Days Past Due
    Year     Non-Accrual              Accruing Interest     Total

   9/30/98      $  358                    $  301           $  659
   9/30/97      $  514                    $  290           $  807
   9/30/96      $1,523                    $  171           $1,694
   9/30/95      $  893                    $  315           $1,208
   9/30/94      $  816                    $  150           $  966

                          Loan Loss Experience and
                          Reserves for Loan Losses

During the quarter just ended activity to the reserve account consisted of (1) Loans charged off - $166,000; (2) Recovery of loans previously charged off - $90,000; and (3) Additions to the reserve charged to operating expense of $121,000. The loan loss reserve allowance is determined by using a one year actual loss on credit card and installment loans, making specific allocations for impaired loans, using 50% of Doubtful loans, 10% of Substandard loans, 5% of Watch loans, .75% of other loans not listed previously less SBA/FMHA guaranteed portions,
 .75% of Letters of Credit, and 1% of A/R Factoring. The Reserve balance as of the last reporting date to the Board of Directors was 1.25% of total loans. The minimum policy requirement is 1%, therefore, the reserve is more than adequate based on analysis. Projected charged offs for 1998 are approximately $600,000.

An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month (February, May, August, and November) and reported to the board at its meeting immediately preceding quarter-end. Requirements of FASB 114 & 118 have been incorporated into the policy for Accounting by Creditor for Impairment of a loan. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractional terms of the loan. First Citizens adopted the following as a measure of impairment: (1) Impairment of a loan at First Citizens shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value. The Impairment decision will be reported to the Board of Directors and other appropriate regulatory agencies as specified in FASB 114 and 118. The bank will continue to follow regulatory guidelines for income recognition for purposes of generally accepted accounting principles, as well as regulatory accounting principles.

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

     RESERVE BALANCE                                           $

     EXCESS (DEFICIT)                                          $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %

     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

The book value of repossessed real property held by First Citizens at 9/30/98 is $131,000 compared to $164,000 at 9/30/97 and $687,000 at
9/30/96. The balance was significantly reduced as a result of the sale of a strip shopping center in November 1996. The remaining balance held in repossessed real property at 9/30/98 represents property purchased for expansion of the branch located on Highway 51 ByPass valued at $164,000. The first quarter of 1998, the property was transferred to premises and equipment from the parent company to the Bank with no gain or loss. Plans for construction of a new branch facility at this location are currently underway. Repossessed real property of $131,000 is property held by First Citizens and Bank of Troy. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

Any reduction in value is charged to the allowance for possible loan losses. All other real estate parcels are appraised annually and the carrying value is adjusted to reflect the decline, if any, in its realizable value. Such adjustments are charged directly to expense.

Management's estimates of approximate charge-offs for period ending
12/31/98:

Domestic                                           Amount (in thousands)
  Commercial, Financial & Agricultural                     $300
  Real Estate-Construction                                    0
  Real Estate- Mortgage                                       0
  Installment Loans to individuals & credit cards           300
  Lease financing                                             0
Foreign                                                       0
             01/01/98 through 12/31/98   Total             $600

  The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.

                             First Citizens National Bank
                   Loan Loss Experience and Reserve for Loan Losses
                               Quarter ending September 30
                                    (in thousands)

                            1998 1997     1996     1995      1994
Average Net Loans
 Outstanding
  Net of ICNE           $267,955 $231,262  $212,718  $187,478  $167,373

Balance of Reserve
for Loan Losses
at Beginning of
Period                  $ 3,438  $  2,596  $ 2,359   $  2,186  $  1,879
Loan Charge-Offs        $  (166) $    (24) $   (50)  $    (80) $    (44)

Recovery of Loans
Previously
Charged Off             $    90  $     36  $    39   $     34  $     48

Net Loans Charged Off   $   (76) $     12  $   (11)  $    (54) $      4

Additions to Reserve
Charged to Operating
Expense                 $   121  $    180  $   163   $    107  $    102

Balance at End of
Period                  $  3,483  $   2,788 $  2,511   $  2,247  $  1,985

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding               (.03%)      .005%   (.01%)   (.029%)     .002%

   The following table will identify charge-offs by category for the period ending 9/30/98 and 9/30/97.

Charge-Offs:                                  1998      1997
Domestic
  Commercial, Financial and Agricultural       $ 2      $ 0
  Real Estate - Construction                     0        0
  Real Estate - Mortgage                        36        0
  Installment Loans to Individuals             119       19
  Lease Financing                                0        0
  Credit Cards                                   9        5
    Total                                    $(166)    $(24)

Recoveries:
Domestic:
  Commercial, Financial and Agricultural      $ 47     $ 15
  Real Estate - Construction                     0        0
  Real Estate - Mortgage                         4        0
  Installment Loans to Individuals              26       19
  Lease Financing                                0        0
  Credit Cards                                  13        2
    Total                                       90       36
  Net                                         $(76)    $ 12


                    Investment Securities

The book value of listed investment securities as of the dates indicated are summarized as follows:

                    Composition of Investment Securities

                                September 30
                               (in thousands)

                        1998     1997       1996      1995       1994
U. S. Treasury &
 Government Agencies $88,559    $61,465    $60,718    $53,336    $43,457
State & Political
  Subdivisions       $12,330    $ 9,986    $10,807    $10,516    $12,644
All Others           $ 2,696    $ 2,359    $ 3,457    $ 3,568    $ 7,245
            TOTALS  $103,585    $73,810    $74,982    $67,420    $63,346


The bank's investment portfolio is used to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public funds deposits. Total Investments as of September 30, 1998 are $103,585,000 up from $73,810,000 at September 30, 1997. Bank of Troy
Investment Portfolio purchased in 1998 and added to the bank's Investment
Portfolio totaled approximately $23 million as of 9/30/98.   The Investment
portfolio consists primarily of Government, Agencies, Mortgage Backs, Remics, CMOS, and GNMA Pools. Purchases for the third quarter totaled approximately $28 million and were placed in the Held to Maturity Account or the Available For Sale Account. Investment sold during the quarter totaled $985,000 at a profit of $20,588 and were sold from the Available for Sale Account. The average maturity of the portfolio is approximately 8 years when averaging portfolios for First Citizens and Bank of Troy.

Fixed rate holdings currently have an expected average life of
1.9 years. It is estimated that this average life would extend to 3.7 years should rates rise 100 basis points and 6.7 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would likely decrease to
1.7 years.

In terms of price sensitivity, we estimate that if rates were to increase 100 basis points, market value of the portfolio would fall by 2.0%, while rates rising 200 basis points would impact the market value by a negative 8%. This is comparable with the price sensitivity of the 3 to 4 year Treasury bond, which is consistent with the current average life of the portfolio. If rates go down 100 basis points we estimate that market value would increase by 1.6%.

Adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 2.8 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of about a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolio accounts for Held-to-Maturity, Available for Sale, and Trading Account Investments. As of June 30, 1998 approximately 59.47% of the total portfolio was placed in the Available-for-Sale account. The remaining 40.53% was booked in the Held-to-Maturity account. FASB 115 also requires banks to Mark to Market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a positive capital entry of $373,514 as reflected on the 9/30/98 balance sheet. Mark to Market impact to capital on 9/30/97 was a positive $398,813.

Maturities in the portfolio are made up of 16.80% within one year, 35.35% after one year and within five years, and 32.45% after five years. Policy provides for 20% maturities on an annual basis. Maturities were extended from 5 to 10 years on most securities purchased since the latter half of 1995. Management made a conscious effort to extend maturities for a higher yield on the portfolio. Securities purchased with extended maturities bear call features ranging from 1 to 3 years.

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

The portfolio currently contains the following unrealized gains and unrealized losses in each investment category:

                            Investment Securities
                          Unrealized Gains/(Losses)
                             September 30, 1998

                                   Unrealized     Unrealized     Net
                                     Gains          Losses   Gains/Losses
U.S. Treasury Securities               184            0          184
Obligations of U.S. Government
 Agencies and Corp                    1027           40          987
Obligations of States and
 Political Subdivisions                206            5          201
Other Securities                         0            0            0
   Totals                             1417           45         1372

Yields on Investment Securities slightly increased the twelve month period ending 9/30/98 from 6.64% to 6.74%.

        Maturing and Portfolio Percentages on Securities September 30, 1998
                                  (in thousands)

                           After One Year   After Five Years         After
         Within One Year  Within Five Years Within Ten Years      Ten Years
           Amount     %       Amount     %    Amount      %    Amount     %

9/30/98   $17,408   16.81%   $36,622  35.35%  $33,617  32.45% $15,938  15.39%

9/30/97   $12,557   17.02%   $22,042  29.87%  $29,558  40.05% $ 9,633  13.06%

9/30/96   $ 7,050    9.41%   $37,574  50.11%  $21,351  28.48% $ 9,007  12.00%

9/30/95   $ 2,746    4.07%   $47,071  69.81%  $14,547  21.59% $ 3,056   4.53%


                       Maturity and Yield on Securities September 30, 1997
                                     (in thousands)

                                                   Maturing

                                      After One Year     After Five Years    After
                    Within One Year  Within Five Years   Within Ten Years  Ten   Years
                    Amount    Yield  Amount      Yield   Amount     Yield Amount Yield
U.S. Treasury and
Government Agencies $15,285   6.70%  $31,009     6.62%  $28,884    6.60%  $13,381 6.71%

State and Political
Subdivisions*       $ 2,123   7.07%  $ 5,613     6.73%  $ 2,037    7.27%  $ 2,557 7.45%

All Others          $     -      -%  $     -        -%  $ 2,696    6.50%  $     -    -%

TOTALS              $17,408   6.74%  $36,622     6.64%  $33,617    6.63%  $15,938 6.83%


*Yields on tax free investments are stated herein on a taxable equivalent basis.



                                    Investment Securities
                                     September 30, 1998
                                       (in thousands)

U.S. Treasury Securities        $     0     $     0   $ 4,553   $ 4,739
U.S. Government agency
and corporation obligations 18,179 18,297 64,790 65,641 Securities issued by states and political subdivisions
in the U.S.:
   Taxable securities             1,927       1,944         0         0
   Tax-exempt securities          4,401       4,459     5,876     6,002
U. S. Securities:
   Debt securities                    0           0         0         0
   Equity securities (including
    Federal Reserve stock)                              2,680     2,696
Foreign securities:
   Debt securities                    0           0         0         0
   Equity securities                                        0         0
Total                         24,507      24,700    77,899    79,078


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

                   Return on Equity and Assets

Return on assets is a measure of the firms ability to maximize asset utilization. Total assets at 9/30/98 were $413,367,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising interest rates had a significant impact on earnings in 1995. Results of operations for 1997 through third quarter 1998 reflect continuous improvement.

The company's strategic plan addresses objectives to sustain improved earnings, maintain quality loan and investment portfolio and to maintain market share by providing amazing customer service. The bank's management and employees are rewarded with incentive compensation based on various factors including the level of ROA achieved at year end. A return on assets of 2.00% is required if maximum benefits are to be realized. The addition of a finance company, insurance business, and bank acquisitions is expected to boost net income significantly by year end 1999. Delta Finance (First Citizens Subsidiary) exceeded budget projections in 1997 and is expected to produce profitable levels in 1998. Delta Finance II, opened third quarter, 1998 is expected to reach breakeven within the first year of business with profits projected in year two. White and Associates/First Citizens Insurance has met projected profitability goals for 1998 and is expected to significantly add to the Bank's ROA in 1999. Conversion of the Bank of Troy to a branch of First Citizens will reduce operating cost significantly in 1999, causing an improvement in the bank's Return On Assets. The purchase and ultimate conversion of First Volunteer Bank is also projected to cause a positive gain to net income for First Citizens by the year 2000.

Total Shareholder's equity (including loan loss reserve) of First
Citizens Bancshares as of 9/30/98 was $39,050,000 compared to $32,706,000 at 9/30/97.

Percentage of Dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison when 1995 is excluded. Suppressed earnings in 1995 were the result of decreased earnings of First Citizens Financial Plus and legal expenses incurred when First Citizens sued the former President of this subsidiary. Number of shares outstanding continues to increase as a result of shares issued to service the Cash Option and Dividend Reinvestment Programs. The Board of Directors voted to re-open the Cash Option program in the first quarter of 1998. As a result 25,019 shares have been issued since February 2, 1998. Effective September 30,1998, the Bank discontinued the cash option program because of the diluting effect to existing shareholders. A stock repurchase program continues to be ineffective in creating availability of shares. Under the terms of the repurchase program, the company would repurchase up to $200,000 of Bancshare's stock in a calendar quarter on a first come first served basis. During the third quarter of 1993 a 2.5 for 1 stock split was declared to holders of record as of October 15, 1993 on the common capital stock of the company. The number of shares outstanding increased proportionately with no effect on capital. An amendment to the Company's Charter by the shareholders in April, 1998 approved an increase in the number of shares authorized from 750,000 to 10,000,000. In June, 1998 a 4 for 1 stock split was declared to holders of record as of June 1, 1998. The number of shares outstanding increased proportionately with no effect to capital.

A dividend of .125 cents per share was paid on 3/15/98 and 6/15/98, and a dividend of .15 cents was paid third quarter. A quarterly dividend declared for each quarter in 1997 was .40 cents per share compared to
32.5 cents and .30 cents per share in 1996 and 1995. A special dividend of .40 cents per share was also declared the fourth quarter 1997 compared to .30 cents and .10 cents per share in 1996 and 1995.

The table below presents operating YTD ratios for First Citizens
Bancshares, Inc. for the quarter ending September 30 (not annualized):

                                     1998  1997   1996    1995    1994

Percentage of Net Income to:

Average Total Assets                 .90%    .97%    .88%   .67%   .84%

Average Shareholders Equity         9.28%  10.17%   9.65%  7.41%  9.25%

Percentage of Dividends
Declared Per Common Share to
Net Income Per Common Share        38.17%  26.09%  24.38% 31.35% 24.19%
Percentage of Average Shareholders'
*Equity to Average Total Assets    10.50%  10.37%  10.02% 10.09%  9.98%

*Includes Average Reserve for Loan Loss Account

                 Liquidity and Interest Rate Sensitivity

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities. The stability of our deposit base, sound/asset liability management, a strong capital base and quality assets support adequate liquidity. In addition funds are available from approved lines of credit totaling $54,826,000. Membership in the Federal Home Loan Bank provides approximately $36 million of the total. First Citizens has residential loans totaling $84,208,000 that are available to serve as collateral for Federal Home Loan borrowings. During the quarter just ended borrowings from this liquidity source averaged $16,640,000 per day. Strong loan demand and seasonal growth in agricultural lines of credit historically places the bank in a less liquid position May through October. Loan to deposit ratio excluding repurchase agreements and Federal Home Loan Bank borrowings is 92.67% at 9/30/98. Loan to asset ratio at quarter end was 69.01%.

Historical liquidity analysis of second and third quarter of each year confirm an illiquid cash flow due to funding agriculture lines of credit. However, by November of each year the liquidity position improves and the bank moves from borrowing short term funds to a position of selling short term funds. Repayment of agricultural lines in November and December is expected to ease the bank's liquidity position through the fourth quarter.

To address liquidity concerns the bank also has loans in excess of $93 million maturing in one year or less; and Investment Securities totaling $16 million with maturity dates of one year or less. Other sources of liquidity or non-core fundings is the State of Tennessee (jumbo CDS). The state has $17 million in CDS with First Citizens as of 9/30/98. The average rate associated with these deposits is 5.60%. These funds are utilized to earmark specific asset needs.

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

Interest Rate Risk
September 1998
                                           1998      1997      1996
                                                   (in thousands)
Fixed Rate Loans > 5 years                  $19,112   $15,724   $9,620
    $2 million matched with FHLB

Exposure - 1998 vs 1997 - Actual Results       (382)
Exposure - 1998 vs 1996 - Actual Results       (242)

                                              Ranges        Ranges
Projected 12 month exposure, utilizing 5
    Rate scenarios (pos or neg)                $    33     $   446
Tier I Capital                                 $29,760     $29,760
Percent of Tier I Capital                         0.11%       1.50%
Policy                                            2.00%       2.00%

Net Interest Income Levels

Declining                                      $14,185
Declining 1                                    $14,303
Flat Rate                                      $14,152
Rising 1                                       $14,304
Rising 2                                       $13,858

High                                           $14,304
Low                                            $13,858

Variance                                          $446

                             CONDENSED GAP REPORT
                     ------------------------------------
                               CURRENT BALANCES
                     -----------------------------------
                                   09/30/98
                                (in thousands)
                               DAILY      0-1   1-2    2-3    3-6    6-12   1-2    2+
                        TOTAL FLOATING  MONTH MONTHS MONTHS MONTHS MONTHS YEARS  YEARS
------------------------------------------------------------------------------------------

CASH AND DUE FROM
CASH AND DUE FROM       11,618     796      -      -      -      -     -       -  10,822

TOTAL CASH & DUE FROM   11,618     796      -      -      -      -     -       -  10,822

INVESTMENTS
US TREASURIES            4,737       -      -      -      -    500 1,000       -   3,237
US AGENCIES             73,032       -      -      -      -  1,829 3,459   5,225  62,518
VARIABLE AGENCIES       10,596       -  1,000  1,501  2,500  1,000 2,496   2,099       -
MUNICIPALS              12,328       -      -      -      -    735 1,388   2,386   7,819
EQUITIES                 2,893       -      -      -      -      -     -       -   2,893

TOTAL INVESTMENTS      103,585       -  1,000  1,501  2,500  4,064 8,343   9,710  76,467

LOANS
COMMERCIAL FIXED        63,517       -  3,688  1,654  4,616  7,856 8,820   6,064  30,819
COMMERCIAL VARIABLE     13,297       - 13,297      -     -      -      -       -       -
REAL ESTATE-VARIABLE    11,099       - 11,099      -     -      -      -       -       -
REAL ESTATE FIXED      148,205       - 10,722  2,488  3,023  9,368 11,533  9,076 101,995
HOME EQUITY LOANS        5,991       -  4,748      -     41      -  1,202      -       -
SEC MORTGAGE             2,219       -  2,219      -      -      -      -      -       -
INSTALLMENT LOANS       27,404       -    588    286    308  1,208  1,871  5,700  17,443
FLOOR PLAN                 245       -      -      -      -      -      -      -     245
CREDIT CARDS             2,051       -      -      -      -      -  2,051      -       -
FACTORING REC               -1       -     -1      -      -      -      -      -       -
OVERDRAFTS                 455       -    455      -      -      -      -      -       -
TOTAL LOANS            274,482       - 46,815  4,428  7,988 18,432 25,477 20,840 150,502
LOAN LOSS RESERVE        3,483       -      -      -      -      -      -      -   3,483

NET LOANS              270,999       - 46,815  4,428  7,988 18,432 25,477 20,840 147,019

FED FUNDS SOLD

TOTAL EARNING ASSETS   374,584       - 47,815  5,929 10,488 22,496 33,820 30,550 223,486

OTHER ASSETS
BUILDING, F&F & LAND     9,388       -      -      -      -      -     -       -   9,388
OTHER REAL ESTATE          259       -      -      -      -      -     -       -     259
OTHER ASSETS            17,518       -      -      -      -      -     -       -  17,518

TOTAL OTHER ASSETS      27,165       -      -      -      -      -     -       -  27,165

TOTAL ASSETS           413,367     796 47,815  5,929 10,488 22,496 30,820 30,550 261,473

DEMAND DEPOSITS         33,061       -      -      -      -      -      -     -   33,061

TOTAL DEMAND            33,061       -      -      -      -      -      -     -   33,061

                             CONDENSED GAP REPORT
                     ------------------------------------
                               CURRENT BALANCES
                     -----------------------------------
                                   09/30/98
                                (in thousands)
                               DAILY      0-1    1-2     2-3     3-6    6-12   1-2    2+
                        TOTAL FLOATING  MONTH  MONTHS  MONTHS  MONTHS MONTHS YEARS  YEARS
------------------------------------------------------------------------------------------

SAVINGS ACCOUNTS
REGULAR SAVINGS        19,819  19,819       -        -        -        -       -         -      -
NOW ACCOUNT            39,152  39,152       -        -        -        -       -         -      -
BUSINESS CHECKING         281     281       -        -        -        -       -         -      -
IMF-MMDA                7,630   7,630       -        -        -        -       -         -      -
FIRST RATE ACCOUNT     28,745  28,745       -        -        -        -       -         -      -
DOGWOOD CLUB            5,200   5,200       -        -        -        -       -         -      -

TOTAL SAVINGS         100,827 100,827       -        -        -        -       -         -      -

TIME DEPOSITS
CD 1-2 MONTHS          12,811       -  10,773    2,038        -        -       -         -      -
CD 3 MONTHS            12,446       -     274    4,117    4,087    3,968       -         -      -
CD 4-5 MONTHS           5,346       -     203       20        -    5,123       -         -      -
CD 6 MONTHS            20,560       -   2,342    3,075    2,561   10,423   2,159         -      -
CD 7-11 MONTHS         10,776       -      60    6,007      135      337   4,237         -      -
CD 12 MONTHS           11,871       -   1,610      460      899    3,764   4,086     1,052      -
CD 13-17 MONTHS        30,613       -   1,782    1,492    1,685    3,891  15,870     5,893      -
CD 18-23 MONTHS           471       -       -       13       11      232      54       161      -
CD 24 MONTHS            5,733       -      17      110        7    2,683   1,007     1,909      -
CD 25-30 MONTHS         6,249       -     417      721      852    3,135     293       523    308
CD 31-59 MONTHS         9,850       -     419       60        -        -     202     6,166  3,003
CD 31-59 MONTHS VAR.       12       -       -        -        -        -      -         12      -
CD 60 MONTHS            5,298       -     204       40      239      686     853       740  2,536
CD 60 MONTH VAR.          817       -      50        -        -      403      25        60    279
CD SWEET 16            21,054       -   1,033    1,955    1,452    3,241   9,014     4,359      -
CD 7 MONTH              1,532       -     236      191       29      471     605         -      -
IRA FLOATING              112       -     112        -        -        -      -          -      -
IRA FIXED              20,108       -     582      827      986    3,024   5,922     6,661  2,106
CHRISTMAS CLUB            435       -       -        -        -        -     435         -      -


TOTAL TIME            176,094       -  20,114   21,126   12,943   41,381  44,762    27,536  8,232



TOTAL DEPOSITS        309,982 100,827  20,114   21,126   12,943   41,381  44,762    27,536    41,293

FED FUNDS PURCHASED     9,650   9,650       -        -        -        -       -         -         -
TT&L                      317     317       -        -        -        -       -         -         -
SECURITIES SOLD-SWEEP  11,282  11,282       -        -        -        -       -         -         -
SECURITIES SOLD-FIXED   6,810       -     100        -      632    4,424    1,342      312         -
FHLB-SHORT TERM        11,350  11,350       -        -        -        -        -        -         -
FHLB-LIBOR INVEST.      2,000      -    2,000        -        -        -        -        -         -
FHLB-LONG TERM         15,713      -        -        -        -        -    9,000        -     6,713
NOTES PAYABLE FINANCE   3,171   1,717       -        -        -        -    1,000      454         -

TOTAL SHORT TERM
  BORR.                60,293  34,316   2,100        -      632    4,424   11,342      766     6,713

OTHER LIABILITIES       4,042       -       -        -        -        -        -        -     4,042


TOTAL OTHER LIAB.       4,042       -       -        -        -        -        -        -     4,042

TOTAL LIABILITIES     374,317 135,143  22,214   21,126   13,575   45,805   56,104   28,302    52,048

CAPITAL
STOCK, SURPLUS,
 P.I.C                 16,431       -       -        -        -        -        -        -    16,431
UNREALIZED GAIN
  (LOSSES)                686       -       -        -        -        -        -        -       686
UNDIVIDED PROFITS      21,933       -       -        -        -        -        -        -    21,933

TOTAL CAPITAL          39,050       -       -        -        -        -        -        -    39,050

TOTAL LIAB'S &
  CAPITAL             413,367 135,143  22,214   21,126   13,575   45,805   56,104   28,302    91,098

GAP (SPREAD)                --134,347  25,601  -15,197   -3,087  -23,309  -22,284   -2,248   170,375
GAP % TOTAL ASSETS          -  -32.50    6.19    -3.68    -0.75    -5.64    -5.39     0.54    -41.21
CUMULATIVE GAP              -       - 134,347 -108,746 -123,943 -127,030 -150,339 -172,623  -170,375    -
CUM GAP % TOTAL ASSETS      -  -32.50  -26.31   -29.98   -30.73   -36.37   -41.76   -41.22         -




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

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income.
       Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. Approximately 20% - 30% of our CD customers have maturities of 6 months or less. First Citizens will attempt to minimize interest rate risk by increasing the volume of variable rate loans within the portfolio. The bank will attempt to limit the net interest income exposure to a maximum of 2.00% of tier I capital.
       The bank's Asset/Liability Committee will attempt to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to a minimum by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% of assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ACLO will strive to keep the amount below this point. The 9/30/98 dynamic gap reports reflects an exposure of $50,000 to $450,000.
       (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

       Subsidiaries as well as the Parent Company will adhere to providing above average margins and reviewing the various material risks. New products and services will be reviewed for risk by the Product Development Committee.

6. Bancshares could benefit from a flat or declining rate environment. If interest rates rise rapidly, net interest income could be adversely impacted.
       First Citizens Liquidity could be negatively impacted should interest rates drop prompting an increase in loan demand. Adequate lines of credit are available to handle liquidity needs should this occur.

                      Capital Resources

Total shareholders' equity of First Citizens Bancshares as of September 30,1998, was $39,050,000. Capital as a percentage of total assets for the quarter ending September
30, is presented in the following table for the years indicated (excluding Loan Loss Reserves):

              1998      1997      1996      1995      1994
              9.45%     10.50%    9.94%     9.28%     9.97%

A decrease in the capital ratio to 9.45% in 1998 from 10.50% in 1997 is a result of the investment in Bank of Troy.
Management will continue to seek opportunities to employ excess capital in order that shareholders return on investment can be maximized.

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.
The risked-based capital ratio as of 9/30/98 was 14.59%, significantly above the 8.00% required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

                     Common Stock

The Board of Directors voted to discontinue the quarterly cash option program effective September 30, 1998 because of the diluting effect to existing shareholders. A Stock
Repurchase Program approved by the Board of Directors in 1994 provides for the purchase of the company's common stock to service the Dividend Reinvestment Program. The Company may repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come, first served basis.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 9/30/98.

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First Citizens Bancshares, Inc.
                                              (Registrant)



Date: November 13, 1998                /s/Stallings Lipford
                                       Stallings Lipford,
                                       Chairman


Date: November 13, 1998                /s/Jeff Agee
                                       Jeff Agee,
                                       Senior Vice President &
                                       Chief Financial Officer
                                       First Citizens National Bank
                                       (Principal Subsidiary)

