Form 10-K
period 1998-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1999-03-15
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year ended December 31, 1998 Commission File Number
0-11709

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

The aggregate market value of voting stock held by nonaffiliates of the registrant at December 31, 1998 was $97,347,000.

Of the registrant's only class of common stock (no par value) there were 3,240,315 shares outstanding as of December 31, 1998 (net of Treasury Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

                               Portions of the
                 Proxy Statement dated March 15, 1998 (Part III)
                         Filed by Electronic Submission

                           PART I
ITEM 1.  BUSINESS

GENERAL

First Citizens Bancshares, Inc. ("Bancshares") was organized December, 1982 as a Tennessee Corporation and commenced operations in September, 1983, with the acquisition of all Capital Stock of First Citizens National Bank of Dyersburg ("First Citizens").

First Citizens was chartered as a national bank in 1900 and presently operates a general retail banking business in Dyersburg (Dyer County), Ripley (Lauderdale County), and Troy and Union City (Obion County), Tennessee, providing customary banking services. First Citizens operates under the supervision of the Comptroller of the Currency, is insured up to applicable limits by the Federal Deposit Insurance Corporation and is a member of the Federal Reserve System. First Citizens operates under the day-to-day management of its own officers and directors; and formulates its own policies with respect to lending practices, interest rates, service charges and other banking matters.

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

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

                                      December 31
                                    (in thousands)
                            1998      1997         1996

Total Assets            $421,221   $333,288      $313,069
Total Deposits           315,317    267,590       256,413
Total Net Loans          274,724    226,488       209,107
Total Equity Capital      39,281     33,125        29,603


Individual bank performance is compared to industry standards through utilization of the Uniform Bank Performance Report
(UBPR), published quarterly by the Federal Financial
Institution's Examination Council.

This report provides comparisons of significant operating ratios of First Citizens Bancshares with peer group banks.
Presented in the following chart are comparisons of First
Citizens with peer group banks for the periods indicated:

                         *12/31/98            12/31/97          12/31/96
              BANCSHARES  PEER GRP BANCSHARES  PEER GRP  BANCSHARES PEER GRP

Average Assets/
Net Interest
  Income         4.00%      4.15%     4.36%      4.31%      4.28%      4.31%


Average Assets/
Net Operating
   Income        1.13%      1.19%     1.31%      1.20%      1.21%      1.14%


Net loan losses/
Average total
   loans          .16%       .17%      .09%       .21%       .26%       .23%


Primary Capital/
Average Assets   9.45%      9.27%     9.94%      9.46%      9.46%      9.07%


Cash Dividends/
Net Income **   38.17%     24.44%    35.77%     25.96%     32.27%     23.62%


*Performance as of 12/31/98 is compared to peer group totals as of 09/30/98

(Most recent Federal Reserve Report)

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

On March 5, 1997 an Acquisition Agreement was executed for the purchase of the Bank of Troy, Troy, TN, total assets approximately $57 million. The Bank of Troy was converted to a branch of First Citizens National Bank in February, 1999. A Merger Agreement was signed between First Citizens National Bank ("The Bank") and First Volunteer Bank, Union City, TN. on January 1, 1999. First Volunteer Assets totaling approximately $47 million will be converted as a branch of First Citizens National Bank on June 11, 1999.

Beginning in 1997 First Citizens started to expand financial services to include a finance company and insurance agency. Delta Finance, located on St. John Avenue, Dyersburg, TN. was opened in early 1997 and a second finance company was opened 4th quarter 1998 in Milan, TN. White and Associates/First Citizens Insurance, LLC was opened in early 1998. Insurance services include a full line of insurance products as well as financial services. In 1998 insurance products were expanded to include a credit insurance company and crop insurance. A second Insurance Agency was opened in Obion County second quarter of 1998.

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

Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, First Citizens (the principal subsidiary of the corporation) is restricted by the Office of the Comptroller of the Currency (Comptroller)from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. It is the policy of First Citizens to comply with regulatory requirements for the payment of dividends.
The Federal Reserve adopted a risk-based capital measure for use in evaluating the capital adequacy of bank holding companies effective January 1, 1991. The risk-based capital measure focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market rate risk. The calculation of risk-based capital is accomplished by dividing qualifying capital by weighted risk assets. The minimum risked-base capital ratio is 8%, at least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 capital/supplementary capital consists of the allowance for loan and lease loses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve. A risked based capital analysis is performed on a quarterly basis to test for compliance with Federal Reserve and bank policy guidelines before declaring a dividend or increasing a dividend. First Citizens' policy states that before declaring a dividend the following ratios will be achieved: (1) Risked Based Capital Tier 1 will be 8.25% or above; Return on year-to-date average equity 9.00%; Asset growth and projected one year future asset growth less than 20.00%; and non performing assets to capital less than 30%. Non performing assets include 90 day past due and non accrual loans.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the principal executive officers of Bancshares and its principal subsidiary, First Citizens National Bank as of December 31, 1998

Name                   Age        Position and Office

Stallings Lipford       68        Chairman of the Board of Bancshares
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

Katie Winchester        58        President and CEO of Bancshares and First
                                  Citizens; employed by First Citizens in 1961;
                                  served as Executive Vice President and
                                  Secretary of the Board from 1986 to 1992.
                                  She was appointed CEO of Bancshares and First
                                  Citizens in 1996; and President of Bancshares and First Citizens in 1992. Ms. Winchester was elected to the Board of both First
                                  Citizens and Bancshares in 1990.

Ralph Henson            57        Vice President of Bancshares; Executive Vice
                                  President of Loan Administration of First
                                  Citizens. Employed by First Citizens in 1964.
                                  Mr. Henson served First Citizens as Senior
                                  Vice President and Senior Lending Officer until his appointment as Executive Vice
                                  President of Loan Administration in February,
                                  1993.

Jeffrey Agee           38          Vice President and Chief Financial Officer of
                                   Bancshares and First Citizens as of April,
                                   1994.  Employed by First Citizens in 1982.
                                   Served First Citizens previous to April, 1994 as Vice President and Accounting Officer.
                                   Appointed Senior Vice President and Chief
                                   Financial Officer of First Citizens, April
                                   17, 1996.

Barry Ladd             58          Appointed Executive Vice President and Chief
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

Judy Long              44          Senior Vice President and Chief  Operations
                                   Officer and Secretary to First Citizens
                                   National Bank. Ms. Long also serves as Vice
                                   President and Secretary to the Board of
                                   Bancshares. Served First Citizens previous to November, 1997, as Senior Vice President and Administrative Officer. Employed by
                                   First Citizens on July 19, 1974. Previously served as Vice President and Loan Operations
                                   Manager (1992-1996).

BANKING BUSINESS

First Citizens operates a general retail banking business in Dyer County, Tennessee. The bank expanded its banking operations into Lauderdale County in 1995 with the purchase of $8 million in assets and Obion County in 1997 and 1998, purchasing approximately $104 million in assets. All persons who live in either community or who work in or have a business or economic interest in either county are considered as forming a part of the area serviced by First Citizens. First Citizens provides customary banking services, such as checking and savings accounts, funds transfers, various types of time deposits, and safe deposit facilities. It also finances commercial transactions and makes and services both secured and unsecured loans to individuals, firms, and corporations. Commercial lending operations include various types of credit services for its customers. Agricultural services are provided that include operating loans as well as financing for the purchase of equipment and farm land. The installment lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. Mortgage lending makes available long term fixed and variable rate loans to finance the purchase of residential real estate. These loans are sold in the secondary market without retaining servicing rights. Credit cards and open-ended credit lines are available to both commercial customers and consumers.

Corporate Offices for First Citizens Bancshares and First Citizens National Bank is located in Dyersburg/Dyer County, Tennessee. Dyersburg/Dyer County is located in northwest Tennessee and sits on the banks of the Mississippi River. It is 78 miles northeast of Memphis, Tennessee, 165 miles west of Nashville and 230 miles south of St. Louis, Missouri. Dyer County is equidistant between Chicago and New Orleans with direct rail, Amtrak, highway and interstate service to major industrial and consumer markets. Dyersburg/Dyer County is an anchor in the region that blends education, transportation, industry agribusiness and retail trade to serve the tristate and service the encompassing Northwest Tennessee, Northwest Arkansas, and the Missouri Bootheel area. Dyer County is a mix of agriculture and industry. Fifty-six percent of the land in Dyer County is in agricultural production and farming is a $79 million industry in the county. Dyer County is Tennessee's number one producer of soybeans, grain sorghum, commercial vegetables and rice. Other important crops are wheat, cotton, and corn. The county's 509 farm operations average 435 acres as of December 31, 1998. Agriculture loans outstanding on the books of First Citizens National Bank totaled 24,916,979 or 10 percent of total loans. Agriculture loans totaling $12,300,046 are well secured with real estate, including farmland, residential property, and other improvements, while $12,616,933 are secured loans to finance crop production and the purchase of equipment. Approximately $2.3 million in agriculture loans are 90% guaranteed by Farm Credit Services (a government agency). There are 61 manufacturers and processors distributed throughout the county employing approximately 7,500 people. The local economy appears to be solid and growing. In December 1998, Dyer County unemployment rate was 6.9% compared to the State of Tennessee unemployment rate of 4.1%. The labor force increased
18.4% from 1980 to 1995.   (Statistics Source:  Economic Overview,
Council for Urban Economic Development, July 28, 1998).

First Citizens National Bank expanded its' base of operations into Obion County in 1998. Obion County is located approximately 27 miles north of Dyersburg and is adjacent to Dyer County. Economic conditions in Obion County appear to be solid and growing. Unemployment rate in Obion County as of December 31, 1998 was 5.3% compared to the State of Tennessee Unemployment rate of 4.1%. Obion County is a mix of industry, service and retail business. Goodyear Manufacturing, a builder of tires, is the largest employer in the county, employing approximately 3700 workers by year end 1999. Total Assets of First Citizens National Bank - Troy Branch and First Volunteer Bank are approximately $104 million consisting primarily of consumer and retail business loans.

First Citizens Financial Plus, Inc., a Bank Service Corporation wholly owned by First Citizens is a licensed Brokerage Service. This allows the bank to compete on a limited basis with numerous non-bank entities who pose a continuing threat to our customer base, and are free to operate outside regulatory control.

First Citizens was granted trust powers in 1925 and has maintained an active Trust Department since that time. Assets as of December 31, 1998 were in excess of $167,352,000. Services offered by the Investment Management and Trust Services Division include but are not limited to estate settlement, trustee of living trusts, testamentary trustee, court appointed conservator and guardian, agent for investment accounts, and trustee of pension and profit sharing trusts.

Delta Finance, a finance company wholly owned by First Citizens National Bank offers finance service to the retail market. Services offered by Delta Finance and Delta Finance II consist of but are not limited to consumer and residential real estate loans.

On February 9, 1998, White and Associates/First Citizens Insurance LLC was chartered by the state of Tennessee. The principal office of White and Associates/First Citizens is located at 104 North Monroe Street, Newbern, Tennessee. White and Associates/First Citizens is a general insurance agency with products offered as property and casualty, Life and Health, and Securities.

A second location of White and Associates/First Citizens Insurance was opened in Bank of Troy on July 1, 1998 with the purchase of Durham
Insurance, Union City, Tennessee.   As of year end, 1998 negotiations to
purchase the Halls Insurance Agency resulted in an agreement to be acquired by White and Associates/First Citizens Insurance LLC effective January 1, 1999. The Halls Insurance Agency was a primary provider of Crop Insurance coverage in the State of Tennessee. On December 28, 1998 a credit insurance company was formed and will be known as First Citizens/White and Associates Insurance Company.

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

The following tabular analysis sets forth the competitive position of First Citizens when compared with other financial institutions in the service area for the period ending June 30, 1998.

                                Dyer County Market
                                  (Bank's Only)
                                  (in thousands)
                          Total Deposits   % of Market Share
Bank Name                    06/30/98           06/30/98

First Citizens
National Bank                $262,726*            52.33%

First Tennessee
 Bank                         102,693             20.46%

Security Bank                  76,460             15.23%

Union Planters, FSB            60,156             11.98%

       Total                 $502,035            100.00%

*Does not include deposits of $21,282,000 categorized as Overnight and fixed term Repurchase Agreements.

At December 31, 1998 Bancshares and its subsidiary, First Citizens, employed a total of 179 full time equivalent employees. Having been a part of the local community in excess of 100 years, First Citizens has been privileged to enjoy a major share of the financial services market. Dyersburg and Dyer County are growing and with this growth come demands for more sophisticated financial products and services. Strategic planning has afforded the Company both the physical resources and data processing technology necessary to meet the financial needs generated by this growth.

USURY, RECENT LEGISLATION AND ECONOMIC ENVIRONMENT

Tennessee usury laws limit the rate of interest that may be charged by banks. Certain Federal laws provide for preemption of state usury laws. Legislation enacted in 1983 amends Tennessee usury laws to permit interest at an annual rate of interest four (4) percentage points above the average prime loan rate for the most recent week for which such an average rate has been published by the Board of Governors of the Federal Reserve, or twenty-four percent (24%), which ever is less (TCA 47-14-102(3)). The "Most Favored Lender Doctrine" permits national banks to charge the highest rate permitted by any state lender.

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

The Federal Reserve in September, 1996 gave bank holding company section 20 units the right to exclude some securities earnings from the 10% cap on underwriting revenue. It later removed three firewalls, one of which prevented the same bank employee from selling underwriting services, loans and transactions accounts. The Federal Reserve on December 20 more than doubled, to 25% the amount of revenue section 20 units may earn underwriting and dealing in commercial securities. The Office of the Comptroller of the Currency in adopting its controversial operating-subsidiary rule in November 1996, established a procedure that allows national banks to create subsidiaries to underwrite securities sell insurance, or conduct other activities that the banks may engage in directly. Legislation being considered would possibly limit this action to operating Subsidiaries of the Holding Company only.

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

Every industry which interprets or stores data formats has been posed with the year 2000 challenge. In year 2000 related issues are a widely recognized universal problem related to the way in which computer systems process dates. The numerous inquiries received from both customers and vendors have made us aware of the level of concern among those with whom we do business. Customer confidence in First Citizens National Bank now and after year 2000 is a top priority. For this reason we have dedicated the resources necessary to ensure that the millennium change will not change the way we service our customers. As early as 1997 a plan was developed based on guidelines suggested by the Federal Financial Institution Examination Council and approved by the bank's Board of Directors. A Year 2000 Team was formed, led by Operations Officer Judy Long, and supported by Senior staff of the Information Systems Division of First Citizens.

Will First Citizens National Bank be ready for Year 2000?
Yes! We have reviewed all mission critical core processing systems, mainframe and distributed applications, data communications, physical plant, building security and desktop applications to ensure that they are capable of functioning through and beyond year 2000. As of December 31, 1998 we had identified, renovated or replaced and successfully testing in excess of 90% of all mission critical systems. Our efforts to bring 100% of our systems into compliance in a timely manner will be monitored by our primary regulator, the Comptroller of the Currency on a quarterly basis during 1999.

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

ITEM 2. PROPERTIES

First Citizens owns and occupies a six-story building in Dyersburg, Tennessee containing approximately 50,453 square feet of office space, bearing the municipal address of First Citizens Place (formerly 200 West Court). An expansion program completed during 1988 doubled the available floor space of the existing facility. The space was utilized to combine all lending and loan related functions. First Citizens owns the Banking Annex containing total square footage of 12,989 which provides operating space for banking departments i.e. agricultural services, training and public relations, as well as the bank's Brokerage subsidiaries. The municipal address of the bank occupied portion of the Annex is 215-219 Masonic Street.

The land and building occupied by the Downtown Drive-In Branch located at 113 South Church Street, Dyersburg, Tennessee is owned by First Citizens. The building, containing approximately 1,250 square feet, is located on a lot which measures 120 feet square. Also located at this address is a separate ATM facility wholly owned by the Bank.

The Midtown Branch of First Citizens is located at 620 U.S. 51 By-Pass adjacent to the Green Village Shopping Center. The building contains 1,920 square feet and has been owned by First Citizens since construction. The land on which this Branch is located, having previously been leased, was purchased during 1987. In June of 1992 an additional 1.747 acres adjoining the Midtown Branch property was purchased to accommodate future growth and expansion. Construction of a larger facility at this location is scheduled to begin third quarter of 1999.

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

The Ripley Branch of First Citizens National Bank, purchased January 16, 1995, is located at 292 South Washington Street in Ripley, Tennessee (Lauderdale County). The Branch contains approximately 1,450 square feet and was built in 1984 on a quarter acre of land. The Ripley Branch is a full service banking facility that also offers drive-up teller and twenty four hour ATM services. On July 14, 1995 the bank purchased
1.151 acres located on Cleveland Street in Ripley, Tennessee for construction of a branch facility. Construction of the branch is underway and expected to be completed by May 1999.

The Bank of Troy was purchased by First Citizens National Bank in early 1998. Property purchased by the Bank is located in Troy, Tennessee. The Troy Branch has two locations; a main bank building located on Harper Street just west of Highway 51 and a drive up branch located on Highway 51.

The main building is a two story brick and siding building. The site consists of three lots with maximum dimensions on each side being 272 feet and 260 feet. The first floor in the main building contains 5,896 square feet and houses a full service branch facility. Most of the building was built in 1970 with additions and renovations being made since that time.

The branch building is a one story brick building. The site is 231 feet by 100 feet. It houses a drive-thru window and also has an enclosed ATM. The building was built in 1975. First Citizens National Bank has been granted permission by the Office of the Comptroller of the Currency to close this facility on May 1, 1999. Permission was granted based on volume of business compared to renovation cost as well as cost of security and communication equipment required to offer safe, amazing service to our customers.

The Troy Branch also owns and operates a full service ATM located on Walmart Drive in Union City, Tennessee.

There are no liens or encumbrances against any of the properties owned by First Citizens.

ITEM 3. LEGAL PROCEEDINGS

First Citizens is involved in routine legal issues. However, the outcome of these issues are not expected to have a material adverse effect to the bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 1998, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

                         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     As of December 31, 1998 there were 846 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods. These records may not include all sales during these time periods if sales were not reported to First Citizens for transfer.

               Quarter Ended                High         Low


              March 31, 1998               $23.50      $22.75
              June 30, 1998                $23.50      $22.75
              September 30, 1998           $30.00      $23.50
              December 31, 1998            $30.00      $30.00

              March 31, 1997               $14.50      $13.75
              June 30, 1997                $17.39      $13.75
              September 30, 1997           $17.50      $16.25
              December 31, 1997            $22.75      $22.75


Dividend payouts per share adjusted for the split were .75 cents in 1998, .50 cents in 1997 and .40 cents in 1996.

                        Dividends - 1998
              Dividend                   Quarter
              Per Share                  Declared
                 .125                       1st
                 .125                       2nd
                 .150                       3rd
                 .150                       4th
                 .200*                      4th
         Total $ .750

All dividends are restated to reflect the 4:1 stock split in June 1998.

*Special dividend paid in fourth quarter, 1998.

Future dividends will depend on Bancshares' earnings and financial condition and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information for Bancshares effective
December 31 for the years indicated.
                                  (in thousands)
                              (except per share data)

                       1998     1997     1996     1995     1994
Net Interest &
 Fee Income         $ 15,937 $ 13,887 $ 12,822 $ 11,283  $ 10,444

Gross Interest
  Income            $ 31,153 $ 26,617 $ 24,781 $ 22,465  $ 18,415

Income From
 Continuing
  Operations        $  4,223 $  4,246 $  3,709 $  2,706  $  2,946

Long Term
 Obligations(1)     $ 24,342 $  7,813 $  2,997 $  4,652  $  4,125

Income Per Share
 from Continuing
  Operation(2)      $   1.34 $   1.42 $   1.26 $    .93  $   1.04

Net Income per
Common Share (2)
                    $   1.34 $   1.42 $   1.26 $    .93  $   1.04

Cash Dividends
Declared
per Common
Share(2)            $    .75 $    .50 $    .40 $    .33  $    .30

Total Assets at
Year End            $421,221 $333,288 $313,069 $291,412  $256,687

Allowance for
 Loan Losses
 as a % Loans           1.26%   1.22%    1.08%    1.16%     1.22%

Allowance for
 Loan Losses as
 a % of Non-
 Performing Loans     509.62% 461.76%  176.08%  707.99%   196.75%

Loans 90 Days
 Past Due as a
 % of Loans              .14%    .00%     .09%     .17%      .62%

(1)Long Term Obligations consist of FHLB Borrowings matched with
   Loans & Investments, and an ESOP Obligation.
(2)Restated to reflect 4 for 1 Stock Split on June 15, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 was a year of significant events for First Citizens Bancshares, Inc. The purchase of Bank of Troy in February, 1998 and the agreement to merge with First Volunteer in January, 1999 will expand our market into Obion County and offer numerous opportunities for future growth of the First Citizens franchise. Product lines were further diversified by our entry into the insurance business through a partnership with White and Associates Insurance. The relocation and expansion of our brokerage subsidiary, First Citizens Financial Plus and the opening of a second office of Delta Finance will also serve to strengthen earnings going forward.

Assets:

At December 31, 1998 total assets were reflected on the balance sheet at $421,220,664, up 26% from year-end 1997. The five year compound growth in assets of 64% reflects a commitment to remain an independent community bank, large enough to survive in a highly competitive environment yet small enough to continue the tradition of quality personalized service our customers have grown to expect.

Asset growth is important to the future of First Citizens. Our capital base is extremely strong and would support a significant expansion in assets. However, management's focus will continue to be on growth that fits the objectives of a well thought out strategic plan.

Loans:

Outstanding loans at year-end increased 22%, with growth primarily concentrated in commercial, agricultural and real estate. The expansion into Obion County affords new lending opportunities which would support future growth, while at the same time building on existing customer relationships. Net loan growth for the five years ending December 31, 1998 was 65%. Competition for quality loans continues to place pressure on the yield and terms customers are willing to accept. Loan Administration has taken a conservative position in dealing with situations which deviate from established underwriting standards, while recognizing the need to maintain quality loan growth.

Increased loan demand in 1995 is reflective of our entry into the Lauderdale County market and opportunities made available as a result of the acquisition. Growth in 1996 of 10.2% and in 1997 of 8.3% is an indicator of increased competition for high quality loans. An increase of 22% for the year ending December 31, 1998 reflects loans acquired as a result of the Troy acquisition. Excluding the portion of the increase, loan growth in 1998 was comparable to the prior two year periods.

The agricultural segment of the West Tennessee economy was dealt a major blow in 1998 when every primary crop was subjected to some form of natural disaster. In addition, reduced export demand forced down commodity prices to levels not seen in more than a decade. At December 31, 1998, First Citizens' loan portfolio contained $25 million in agriculturally related loans. Many of these loans presented a challenge to our customers and to First Citizens as lender. An adequate loan loss reserve, strong underwriting standards and a 90% guaranty of Farm Credit Services on many of the loans should minimize the impact to future earnings of the company.

Asset quality within the loan portfolio remains strong with the provision with the provision for loan losses at a level which Management believes adequate to absorb potential losses. The provision was increased $370,311 in 1998 in response to an analysis of loans acquired through purchase of Bank of Troy. At year-end, the Reserve for Loan Losses was 1.26% of total portfolio. Non-performing loans as a percentage of total loans were 0.24% at year-end, level with the 1997 ratio and significantly below peer group bank's ratio of 0.91%.

Deposits:

The utilization of deposits to fund overall loan growth is no longer an option for the banking industry. Returns generated on investments in Stocks and Mutual Funds, combined with a high level of customer confidence in the economy have negated the value of FDIC insurance as a tool for attracting and holding deposits. Conversely, the competitive nature of the lending market forces down the rate of return, placing pressure on the ability to maintain acceptable net interest margins. As a result, community banks have turned to the Federal Home Loan Bank as a liquidity source. The ability to negotiate a fixed level of funding at a predetermined rate lends significant support to the asset/liability management process. It is anticipated that this source will continue to be utilized as a tool in managing liquidity.

Deposit growth of 17.8% in 1998 includes Bank of Troy deposits, and follows two years of single digit increases in 1996 and 1997. An increase of 13.2% in 1995 is a result of the acquisition of the Ripley Branch.

Earnings:

Return on average assets was impacted by acquisition and non-recurring organizational costs in 1998 totaling in excess of $1.3 million.
Performance ratios for First Citizens National Bank were less impacted as a result of acquisition costs being dealt with at the Holding company level.

The primary source of earnings for Bancshares continues to be net interest income. A comparison of earnings generated from this source for the three years ending December 31, 1998, 1997 and 1996 reflect increases of 14.8%, 8.2% and 13.35%. Improvement for the most recent period under comparison is the direct result of increased volume.
Yields on interest earning assets, i.e. loans and investments, decreased from 8.97% in 1997 to 8.87% in 1998, while the cost on interest bearing liabilities increased slightly from 4.80% in 1997 to 4.83% in the year just ended. The rise in cost of funds is attributable to a significantly higher yield on acquired deposits and is being addressed. Increased funding costs in 1994 of 9.8% was the determining factor in the decision to utilize the Federal Home Loan Bank as an additional funding source. As a result, we are better able to manage the cost of funds and restore net interest margins to more acceptable levels.

A consistent and disciplined asset/liability management policy provides the necessary focus on interest rate risk and rate sensitivity. An executive level Asset/Liability Management Committee functions in accordance with board approved policies to monitor pricing, maturity, growth and mix strategies. This oversight allows management to make informed decisions that limit interest rate risk and ensure a consistent and every increasing level of earnings.

Growth in non-interest income is key to sustaining increases in over all net income. The components of non-interest income include service charges on deposit accounts, fiduciary income, ATM interchange fees, and income from subsidiaries (Financial Plus, White and Associates/First Citizens Insurance, Delta Finance). Total non-interest income in 1998 increased 14.2% to $4,277,616. This follows an 11.2% increase in 1997, and represents the focus on strengthening overall earnings of the Company.

Non-interest expense increased 23% in 1998, reflecting growth in salaries and benefits of additional employees at Bank of Troy, Delta Finance and in support positions at First Citizens National Bank. Bringing Bank of Troy in as a branch of First Citizens in 1999 will allow for a reduction in the number of employees and enhance the earnings potential of the Company. Data processing expense increased 15.5% in 1998 as a result of software enhancements, the installation of a Wide Area Network and addressing issues related to year 2000. This increase does not reflect the expense of diverting the time and attention of key staff members to ensure that systems are compliant and will deal efficiently with the millennium date change.

At the Holding Company level, the ROA in 1998 was 1.08%, compared to 1.32% in 1997 and 1.21% in 1996. Return on Average Assets of First Citizens National Bank were 1.29%,1.31% and 1.23% respectively for 1998, 1997 and 1996. Returns on average equity were also impacted with the Bank reporting 14.34%, 14.21% and 14.39% for the years ending December 31, 1998, 1997 and 1996. ROAE at the Holding Company level also reflected the impact of acquisition expense with returns of 11.0%, 13.5% and 13.1% for 1998, 1997 and 1996.

Shareholder Return:

Dividends paid to Shareholders in 1998 were again enhanced by a special dividend declared during fourth quarter. This process utilized in each of the past five years, serves to raise payout ratios to levels targeted by the bank's capital plan. In addition a 4 for 1 stock split distributed to shareholders June 15, 1998 increased the number of shares outstanding to 3,194,544. This action follows a 2.5 for 1 split October 15, 1993 and a 10% stock dividend December 15, 1992. Dividend payouts per share adjusted for the 1998 split, were 75 cents in 1998, 50 cents in 1997 and 40 cents in 1996.

Stockholder equity has grown consistently supported by strong earnings and quality assets. Total capital increased 18.6% in 1998, following an increase by 11.9% in 1997. The purchase of Bank of Troy was funded with existing equity capital totaling $5.5 million and a loan from SunTrust Bank in the amount of $4.1 million. The balance remaining on the note as of December 31, 1998 was $682,000. In June 1998, the Employee Stock Ownership Plan entered into a loan agreement with SunTrust Bank in the amount of $2,000,000 to fund the purchase of previously authorized and unissued stock. The stock will be utilized to satisfy future allocations to plan participants in accordance with the plan document approved by the Board of Directors in December 1985. The balance remaining on the ESOP loan, which is fully guaranteed by Bancshares, was $1,407,762 as of December 31, 1998.

Equity Capital:

Risk based and leverage capital levels are well in excess of Regulatory requirements. As of December 31, 1998 Bancshares risk based capital was 13.59%, compared to 8% required by Regulation and 10% which is used as a benchmark to define a well capitalized bank.

Year 2000 Readiness Disclosure:

Year 2000 related issues are a widely recognized, universal problem related to the way in which computer systems process dates. Numerous inquiries received from both customers and vendors have made us aware of the level of concern among those with whom we do business. Customer confidence in First Citizens National Bank now and after Year 2000 is a top priority. For this reason we have dedicated the resources necessary to ensure that the millennium change will not change the way we service our customers.

As early as 1997, a plan was developed based on guidelines suggested by the Federal Financial Institutions Examination Council and approved by the bank's Board of Directors. A year 2000 Team was formed, led by Senior Vice President and Chief Operations Officer Judy Long, and supported by senior staff of the Information Systems Division of First Citizens.

Will First Citizens National Bank be ready for Year 2000?

Yes! We have reviewed all core operating systems (AS/400), and distributed applications, data communications, physical plant, building security and desktop applications to ensure that they are capable of functioning through and beyond Year 2000.

As of December 31, 1998, we had identified, renovated or replaced and successfully tested in excess of 90% of all mission critical systems. Our efforts to bring 100% of our systems into compliance in a timely manner will be monitored by our primary regulator, the Comptroller of the Currency on a quarterly basis during 1999.

Changes in Financial Accounting Standards

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

NON-INTEREST INCOME

The following table reflects non-interest income for the years ending
December 31, 1998, 1997, and 1996:
                                                 December 31
                                               Change from prior year
                                                 (in thousands)
                               Increase                    Increase
                        Total (Decrease)            Total (Decrease)            Total
                         1998   Amount  Percentage  1997    Amount  Percentage   1996
Service Charges on
 Deposit Accounts      $1,830   $ 144     8.54%    $1,686   $ 229    15.72%    $1,457
Other Service Charges,
 Commissions & Fees    $1,159   $ 308    36.19%    $  851   $ 177    26.27%    $  674
Other Income           $1,288   $  78     6.45%    $1,210   $ (28)   (2.27%)   $1,238
TOTAL NON-INTEREST
 INCOME                $4,277   $ 530    14.14%    $3,747   $ 378    11.22%    $3,369

Growth in non-interest income is key to sustaining increases in overall net income as net interest margins continue to be squeezed. The components of First Citizens non-interest income include service charges on deposit accounts, other fees and service charges, fiduciary income, ATM/POS interchange fees , and other income from subsidiaries (Financial Plus, White and Associates/First Citizens Insurance, Delta Finance). Total non-interest income in 1998 increased 14.2% to

$4,277,616 compared to a 11% increase in 1997. Growth in non-interest income represents the banks focus on strengthening overall earnings of the company. Other income increased in 1996 due to a one time refund of $70,705 from bankruptcy trustees of Southeast Fort Worth LTD., increased fee income from Financial Plus and security gains realized from the sale of securities. The Southeast refund partially reimbursed the bank for settlement made to trust customers by the bank in December 1996.

NON-INTEREST EXPENSE
                                                  December 31
                                             Change from prior year
                                               (in thousands)
                                     Increase                  Increase
                             Total  (Decrease)         Total (Decrease)         Total
                              1998   Amount Percentage 1997    Amount Percentage 1996
Salaries & Employee
 Benefits                   $ 7,390 $1,410   27.85%  $ 5,980  $ 483     8.79%  $5,497
Net Occupancy Expense       $ 2,090 $  126    6.42%  $ 1,964     56     2.94%  $1,908
Other Operating Expense     $ 3,463 $  889   34.53%  $ 2,574     90     3.63%  $2,484
TOTAL NON-INTEREST EXPENSE  $12,943 $2,425   23.05%  $10,518  $ 629     6.36%  $9,889

Total non-interest expense increased 23% in 1998 reflecting growth in salaries and benefits of additional employees at Bank of Troy, Mortgage Lending, Financial Plus, Delta Finance and in support positions at First Citizens National Bank. The Bank of Troy, Troy, TN was converted to the books of First Citizens National Bank in February, 1999 as a branch of the bank.  Bringing Troy in as a branch allows for a reduction in number of employees as well as provide for economies of scale in information systems. Non-recurring expense incurred at Bank of Troy in 1998 exceeded $1.3 million and included benefit plans, additional loan loss reserves and buy out of an employment contract of the Bank's former CEO. Full-time equivalent employees were 172 at December 31, 1998 compared to 155 at
December 31, 1997.   Assets per employee at December 31, 1998 was $2.3
million compared to $2.4 at December 31, 1997. Data processing expense increased 15.5% in 1998 as a result of software enhancements, the installations of a Wide Area Network and cost of addressing year 2000 issues. The increase does not reflect the time and attention of key staff members to ensure that systems are compliant and will deal efficiently with the new millennium date change.

Efficiencies implemented over the past five years have reduced and/or controlled non-interest expense in an acceptable manner. Going forward, management will focus on increasing the potential to generate non-interest income through investment in non-banking subsidiaries such as insurance agencies, consumer finance companies, and our brokerage business. In addition, we will concentrate on internal income growth in the bank's mortgage lending and trust services departments.

December 31
                Assets Per Employee        Asset Per Employee
                       FCNB                   Peer Groups
                                (in thousands)

  *1998               $2,354                      $2,400
   1997               $2,151                      $2,400
   1996               $2,159                      $2,300
   1995               $1,969                      $1,900
   1994               $1,695                      $1,900


*1998 includes Bank of Troy and Delta Finance II. The assets per employee increased due to Troy's positive position.

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

                                          December 31
                                        (in thousands)
                         1998                1997              1996

                  Average   Average  Average   Average  Average   Average
                  Balance    Rate    Balance    Rate    Balance    Rate
Non-Interest
Bearing Demand
Deposits         $ 33,142     -      $ 27,868     -    $ 26,641      -

Savings Deposits $ 94,759   3.20%    $ 81,562   3.37%  $ 73,908   3.19%

Time Deposits    $174,685   5.60%    $149,655   5.54%  $146,562   5.63%

TOTAL DEPOSITS   $302,586   4.24%    $259,085   4.26%  $247,111   8.39%

Deposit growth of 17.87% in 1998 includes Bank of Troy deposits, and follows two years of single digit increases in 1996 and 1997. The company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. A recent Market study indicates that 60.2 percent of survey respondents use only one bank in Dyer County, 65% in Lauderdale County, and 76.6% in Obion County. First Citizens was rated highest among competitive banks in Dyer County for providing customer service, hours of operations and being a hometown bank that makes local decisions. According to the survey First Citizens maintains approximately 47% of Dyer County market share; 24% of Obion County market share and 9.3% of Lauderdale market share. In the Dyer County market the bank competes with Union Planters (25.4% market share), First Tennessee Bank (14.9%), Security Bank (9.0%), as well as credit unions and finance companies (3.0%). The bank's largest competitor in Lauderdale County is Bank of Ripley 54.7%. Competition in Obion County ranks Commercial Bank and Trust at 22.9% market share, First State Bank 20.0%, Union Planters 17.1%, and First Citizens - Bank of Troy and First Volunteer a total of 28% market share.

Time deposits reflect the largest percentage of growth in the deposit categories of approximately $25,000,000 since 1997. The average rate on total deposits have reduced significantly from 8.39% in 1996 to 4.24% in 1998. The utilization of deposits to fund loan growth is no longer an option for the banking industry. Returns generated on investments in stocks and mutual funds, combined with a high level of customer confidence in the national economy have negated the value of FDIC Insurance as a tool for attracting and holding deposits. First Citizens has turned to other sources provided by approved lines of credit through Correspondent Banks and Federal Home Loan Bank. As a result we have more control on maintaining acceptable interest rate margins. Deposit growth is projected at 7% or below in the 1999 bank budget.

Management is continuously monitoring and enhancing the bank's product line in order to retain existing customers and to attract new customer relationships. There were no new products or services offered in 1998. However in 1998 an Internet Banking solution was selected to provide customers with electronic banking over the Internet. Nfront, Atlanta, Georgia is the software provider for the bank's Internet banking solution. Beginning in March, 1999 the site will be open for bank employees and customer focus group testing. According to the American Banker dated Monday, March 1, 1998 only 200 banks with less than $1 billion of assets operate a Web site and only 20% of those are interactive. First Citizens will operate an interactive Web site with transaction and application processing. Bill Pay is also an interactive Web service that will be extended to the bank's customers. One new product offered in 1997 was a Visa Check Card. The Visa Check Card is an electronic check that allows our customers another convenient method of accessing their checking account funds without writing a check. Imaged deposit statements offered to the market in 1996 continue to be a success with 99.9% acceptance rate.

SHORT TERM BORROWINGS
                                       12/31/98       12/31/97
Amount outstanding-end of Period       $38,107        $21,766
Weighted Average Rate of Outstanding     4.38%          4.35%
 Maximum Amount of Borrowings at
  Month End                             38,107         36,585
Average Amounts Outstanding for
  Period                                27,777         26,585
Weighted Average Rate of Average
  Amounts                                4.46%          4.64%

The long term debt is comprised of Federal Home Loan Bank borrowings, Finance Company debt, and new debt associated with the Troy acquisition. The Finance Company debt is classified as long term debt due to our intent to renew. The Parent Company debt is with SunTrust-Nashville. The average life is as presented and the FHLB funds are matched with loans and investments.

                                Average Average    Average
                         Volume     Rate     Maturity   Variable
FHLB Borrowings-Loans     5,201     5.86%    7 years
FHLB Borrowings-Invest.  10,527     5.77%  10 years  Monthly, Yearly
Finance Company Debt      1,000     6.00%    5 years
Parent Company Debt       2,303     6.89%   2 years    Monthly
ESOP Obligation           1,400     6.89%   7 years    Monthly

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First Citizens on December 31, 1998. The overall total increased in excess of $10 million when compared to the prior year.

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER

                                              December 31
                                             (in thousands)
                                   1998                   1997
                            Amount       Percent  Amount       Percent
 Maturing in:
3 months or less           $18,719       41.22%  $13,778       28.33%
Over 3 through 12 months   $22,525       49.60%  $29,237       60.12%
Over 12 months             $ 4,170        9.18%  $ 5,620       11.55%

     TOTAL                 $45,414      100.00%  $48,635      100.00%

The following table sets forth an analysis of sources and uses of funds for the years under comparison.

                                SOURCES AND USES OF FUNDS
                                     (in thousands)
                            1998                     1997                1996
FUNDING USES          Average  Increase        Average  Increase        Average
                      Balance (Decrease)       Balance (Decrease)       Balance
                        Amount            %         Amount          %    Amount

INTEREST-EARNING
ASSETS:

Loans (Net of
Unearned Discounts
& Reserve)          $259,416  $38,431  17.39% $220,985 $ 17,322  8.51% $203,663

Taxable Investment
Securities          $ 79,419  $13,382  20.26% $ 66,037 $  1,645  4.79% $ 64,392

Non-Taxable
Investment
Securities          $ 12,199  $ 1,664  15.79% $ 10,535 $   (290)(2.68%)$ 10,825

Federal Funds
Sold                $  2,608  $ 1,633 167.49% $    975 $   (191)(16.38%)$  1,166

Interest Earning
Deposits In
Banks               $    980  $   685 232.20% $    295 $     99  50.51% $    196

TOTAL INTEREST-
EARNING ASSETS      $354,622  $55,795  18.67% $298,827 $ 15,585   6.64% $280,242

Other Uses          $ 35,343  $ 8,640  32.36% $ 26,703 $ 3,225   13.74% $ 23,478

TOTAL FUNDING
  USES              $389,965  $64,435  19.79% $325,530 $21,810    7.18% $303,720

INTEREST-BEARING
  LIABILITIES:

Savings
 Deposits           $ 94,759  $13,197  16.18% $ 81,562 $ 7,654   10.36% $ 73,908

Time Deposits       $174,685  $25,030  16.73% $149,655 $ 3,093    2.11% $146,562

Federal Funds
Purchased and
Other Interest
Bearing
Liabilities         $ 45,500  $11,101  32.27% $ 34,399 $ 5,929   20.83% $ 28,470

TOTAL INTEREST-
BEARING
LIABILITIES         $314,944  $49,328  18.57% $265,616 $16,676    6.70% $248,940

Demand Deposits     $ 33,142  $ 5,330  19.16% $ 27,812 $ 1,171    4.40% $ 26,641

Other Sources       $ 41,879  $ 9,777  30.46% $ 32,102 $ 3,963   14.09% $ 28,139

TOTAL FUNDING
 SOURCES:           $389,965  $64,435  19.79% $325,530 $21,810    7.18% $303,720

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS

                                     (FIRST CITIZENS NATIONAL BANK)

                               Monthly Average Balances and Interest Rates
                                              (in thousands)
                            1998                    1997                       1996
                 Average            Average  Average           Average   Average         Average
                 Balance   Interest  Rate    Balance  Interest   Rate    Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)
        (3)      $259,416  $25,222  9.72%   $220,985  $21,422   9.70%  $203,658 $ 19,768  9.71%

Investment
Securities:

  Taxable        $ 79,419  $ 5,166  6.50%   $ 66,037  $ 4,563   6.91%  $ 64,392 $  4,353  6.76%
  Tax Exempt (4) $ 12,199  $   855  7.01%   $ 10,535  $   741   7.04%  $ 10,825 $    755  6.98%

Interest Earning
  Deposits       $    980  $    55  5.61%   $    295  $    11   3.73%  $    196 $      7  3.58%

Federal Funds
Sold             $  2,608  $   155  5.94%   $    975  $    59   6.06%  $  1,166 $     69  5.92%


Lease Financing  $      0  $     0     0%   $      0  $     0      0%  $      5 $      1 20.00%

Total Interest
  Earning Assets $354,622  $31,453  8.87%   $298,827  $26,796   8.97%  $280,242 $ 24,953  8.91%

NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks          $ 10,355  $    -    -      $ 10,009  $    -     -     $ 10,048 $    -     -

Bank Premises and
  Equipment      $  9,015  $    -    -      $  8,181  $    -     -     $  8,499 $    -     -

Other Assets     $ 15,973  $    -    -      $  8,513  $    -     -     $  4,931 $    -     -

Total Assets     $389,965  $    -    -      $325,530  $    -     -     $303,720 $    -     -

LIABILITIES AND
 SHAREHOLDERS'
  EQUITY:

INTEREST BEARING
  LIABILITIES:
Savings Deposits $ 94,759  $ 3,031  3.20%   $ 81,562  $ 2,747   3.37%  $ 73,908 $  2,355 3.19%
 (5)

Time Deposits    $174,685  $ 9,784  5.60%   $149,655  $ 8,280   5.54%  $146,562 $  8,246 5.63%

Federal Funds
  Purchased and
  Other Interest
  Bearing
  Liabilities    $ 45,500  $ 2,400  5.27%   $ 34,399  $ 1,713   4.98%  $ 28,470 $  1,358 4.77%
Total Interest
  Bearing
  Liabilities    $314,944  $15,215  4.83%   $265,616  $12,740   4.80%  $248,940 $ 11,959  4.81%

NON-INTEREST
  BEARING
  LIABILITIES:

Demand Deposits  $ 33,142  $    -      -    $ 27,812 $    -       -    $ 26,641 $     -     -

Other
  Liabilities    $  3,480  $    -      -    $  2,177 $    -       -    $  2,213 $     -     -

Total
  Liabilities    $351,566  $    -      -    $295,605 $    -       -    $277,794 $     -     -

SHAREHOLDERS'
  EQUITY         $ 38,399  $    -      -    $ 29,925 $    -       -    $ 25,926 $     -     -



TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY         $389,965  $    -      -    $325,530  $    -       -    $303,720 $     -     -

NET INTEREST
  INCOME         $      -  $16,238     -    $      -  $14,056      -    $      - $12,994     -

NET YIELD ON
  AVERAGE EARNING
  ASSETS         $     -   $     -  4.57%   $      -  $    -    4.71%   $       - $    -   4.64%

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

(5)    Includes Insured Money Fund, NOW, Club Accounts, and   other Savings.

VOLUME/RATE ANALYSIS
(First Citizens                1998 Compared to 1997       1997 Compared to 1996
 National Bank)                  Due to Changes in:          Due to Changes in:

                                            Total                         Total
                         Average  Average  Increase    Average  Average Increase
                          Volume    Rate   (Decrease)   Volume   Rate (Decrease)

                                                  (in thousands)
Interest Earned On:

   Loans                 $ 3,728       72     $3,800    $ 1,682 $   (28)  $1,654

   Taxable Investments       925     (322)       603        111      99      210

   Tax Exempt Investment
    Securities               117       (3)       114        (20)      6     (14)

   Interest Bearing
    Deposits with Other
     Banks                    26       18         44          3       0        3

   Federal Funds Sold and
     Securities purchased
     under agreements to
     resell                  158      (62)         96      (11)      1      (10)

   Lease Financing             0       0            0        0       0         0

TOTAL INTEREST EARNING
     ASSETS               $4,954    $(297)     $4,657   $1,765  $   78    $1,843

Interest Paid On:
   Savings Deposits          445     (161)        284      244     148       392

   Time Deposits           1,387      117       1,504      174    (140)       34

   Federal Funds Purchased
     and Securities Sold
     Under Agreement to
     Repurchase              553      134         687      282      73       355

TOTAL INTEREST BEARING
     LIABILITIES          $2,385     $  90     $2,473   $  700  $   81   $   781

    INTEREST EARNINGS     $2,569     $(387)    $2,182   $1,065  $   (3)   $1,062

A summary of average interest earning assets and interest bearing liabilities is set forth in the preceding table together with average yields on the earning assets and average cost on the interest bearing liabilities. Total interest earning assets increased 9.40% and 6.63% when comparing 1998 to 1997 and 1996. Total interest bearing liabilities increased 28.31% and 10.35% when comparing 1998, 1997 and 1996 respectively. Total interest earning assets averaged $4,954,000 at an average rate of 8.87% while total interest bearing liabilities averaged $2,385,000 at an average rate of 4.83%. Net yield on average earning assets (annualized) was 4.57%, 4.71%, and 4.64% for the years 1998, 1997, and 1996.
Strategic plan beginning 1996 called for a reduction in cost of funds, thereby improving interest rate margins. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

LOAN PORTFOLIO ANALYSIS

COMPOSITION OF LOANS
                                          December 31
                                      (in thousands)
                          1998       1997     1996      1995     1994
Real Estate Loans:

Construction           $ 27,048  $ 22,697  $ 17,130  $ 12,954  $ 10,511

Mortgage               $143,097  $136,333  $127,080  $107,844  $ 97,310

Commercial, Financial
and Agricultural Loans $ 77,642  $ 41,929  $ 42,067  $ 45,061  $ 38,843

Installment Loans to
Individuals            $ 27,984  $ 25,904  $ 22,743  $ 23,718  $ 19,117

Other Loans            $  2,449  $  2,414  $  2,369  $  2,329  $  3,000

TOTAL LOANS            $278,220  $229,277  $211,389  $191,906  $168,781

CHANGES IN LOAN CATEGORIES

             December 31, 1998 as compared to December 31, 1997
                               (in thousands)

                         Amount of Increase            % of Increase

Loan Category               (Decrease)                   (Decrease)

Real Estate                  $11,115                       6.90%

Commercial, Financial
  and Agricultural           $35,713                      85.17%

Installment Loans to
 Individuals                 $ 2,080                       8.03%

Other Loans                  $    35                       1.44%

TOTAL LOANS                  $48,943                      21.34%

Outstanding Loans at year-end increased 22%, with growth primarily concentrated in Commercial, Agricultural, and Real Estate. The expansion into Obion County affords new lending opportunities, which would support future growth projections, while at the same time building on existing customer relationships. Net loan growth for the five years ending December, 1998 was approximately 65 percent. Competition for quality loans continues to place pressure on the yield and terms customers are willing to accept. Loan Administration has taken a conservative position in dealing with situations which deviate from established underwriting procedures, while at the same time recognizing the need to maintain loan growth. Increased loan demand in 1995 is reflective of our entrance into the Lauderdale county market and opportunities made available as a result of the acquisition. Growth in 1996 of 10.2% and 1997 of 8.3% is an indicator of increased competition for high quality loans. An increase of 22% for the year ending December 31, 1998 reflects loans acquired as a result of the Troy acquisition. The agricultural segment of the West Tennessee economy(statistics discussed in the Banking Business section of this report) was dealt a major blow in 1998 when every primary crop was subjected to some form of natural disaster. In addition, reduced export demand forced down commodity prices to levels not seen in more than a decade. At December 31, 1998 First Citizens loan portfolio contained more than $25 million in agricultural related loans. Many of these loans presented a challenge to our customer and to First Citizens. An adequate loan loss reserve, strong underwriting standards and a 90% guaranty from farm credit services on many of the loans should minimize the impact to future earnings.

Mortgage loans continue to increase at substantial rate. Growth in this category exceeded 1997 and 1996 by 4.96% and 7.28%. The upward trend is attributed to substantial growth in Dyer County population as well and the number of households recorded in Dyer county in the past decade. The decrease noted in 1998 is attributed to customers desire to lock in lower interest rates for 15 years or more in the long term market. Market information and employment rates are published in this report in the section titled Banking Business.

The First Citizens loan portfolio is made up of quality credits, and is well diversified with a concentration of credit in agricultural related loans. A concentration of credit is equal to or greater than 25% of gross Capital funds or $10,958,051. Agriculture related loans total over $29 million. Problem loans increased $935,779 when compared to December 31, 1997. Problem loans at December 31,1998 was $4.9 million or 1.76% of total loans. The provision for loan losses increased in proportion to loan growth as required by loan policy.

The book value of repossessed real property held by First Citizens was $177,000 at December 31,1998 compared to $0 at December 31, 1997. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

 . The aggregate total of all loans so approved,including the extension of credit then under consideration, shall not exceed 50% of the Bank's total capital; and

 . Provided further that the aggregate portion of these loans in excess of the LTV limits that are classified as commercial, agricultural, multi-family or non-1-to-4 family residential property shall not exceed 30% of the Bank's total capital.

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

The average yield on loans of First Citizens National Bank for the years indicated are as follows:

         1998 -  9.72%
         1997 -  9.70%
         1996 -  9.71%
         1995 -  9.69%
         1994 -  9.12%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $46,855,000 at December 31, 1998.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                           Due after
                          Due in one       one year but         Due after
                          year or less     within five years   five years
                                            (in thousands)

Real Estate                 $42,470           $103,885            $23,790

Commercial, Financial
 and Agricultural           $38,493            $27,455            $11,694

All Other Loans             $ 7,850            $22,583            $     0

  TOTALS                    $88,813           $153,923            $35,484

Loans with Maturities After One Year for which:
                                                (in thousands)
Interest Rates are Fixed or Predetermined             $171,584
Interest Rates are Floating or Adjustable             $ 17,823

The degree of interest rate risk that a bank is subject to can be controlled through a well managed asset/liability management program. First Citizens controls interest rate risk by matching assets and liabilities, (by employing interest-sensitive funds in assets that are also interest sensitive). One tool used to ensure market rate return is variable rate loans. Loans totaling $106,636,000 or 38.32% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. Loan maturities in the one to five year category increased to $153,923,000 at December 31, 1998 from $152,949,000 at
December 31, 1997 as a result of customer demand to lock in fixed rates for a longer period of time. The trend exhibited by consumers in recent years to lock in interest rates is projected to continue in 1999.

NON-PERFORMING LOANS

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties (First Citizens National Bank)
                                               December 31
                                              (in thousands)

                              1998      1997      1996      1995      1994
Nonaccrual Loans             $ 303     $ 440    $1,118    $  836    $  945

Restructured Loans               0         0         0         0         0

Foreclosed Property
  Other Real Estate,           177         0        50       111       148

  Other Repossessed
    Assets                       0         0         0         0         0

Loans and leases 90 days
  Past due and still
  accruing interest            425       164       177       313     1,044

Total Nonperforming
  Assets                     $ 905     $ 604    $1,295    $1,260    $2,137

Nonperforming assets
 as a percent of
 loans and leases
 plus foreclosed
 property at end
 of year                      .33%      .27%      .62%      .66%     1.27%

Allowance as a percent of:

 Nonperforming
   assets                  386.30%   461.76%   176.22%   175.88%    96.12%

Gross Loans                  1.26%     1.22%     1.08%     1.16%     1.22%

Addition to Reserve as a
  percent of Net
  Charge-Offs              154.27%   364.07%   112.16%   180.20% 1,675.00%

Loans and leases 90 days
  past due as a percent of
  loans and leases at year
  end                         .15%      .08%      .09%      .17%      .62%

Recoveries as a
  percent of Gross
  Charge-Offs               34.77%    41.11%    20.15%    44.66%    87.10%

Total Non Performing Assets were $905,000 as of December 31, 1998 compared to $604,000 at year end in 1997. Non performing Assets as a percent of loans was .33% compared to .27% in 1997 and .62% in 1996. Allowance for Loan Losses as a percent of Nonperforming assets and total loans were 386.30%, 461.76% and 176.22% for each year ending December
31, 1998, 1997 and 1996. Loan policy calls for an allowance balance of at least 1% of total loans. Continued improvements reflected in the financial ratios are indicative of well communicated loan policies and procedures. Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The banks' policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by it contractual term. A debt is well secured if it is secured (1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the twelve months ending December 31, 1998 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $31,000. Interest income on loans reported as ninety days past due and on interest accrual status was $41,000 for 1998. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". First Citizens has no Restructured Loans for the period being reported.

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

LOAN LOSS EXPERIENCE & RESERVE FOR LOAN LOSSES (in thousands)

                        1998      1997      1996      1995      1994
Average Net Loans
Outstanding          $259,416  $ 220,985  $203,663   $183,018  $160,254

Balance of Reserve
for Loan Losses
at Beginning of
Period               $  2,789  $   2,282  $  2,216   $  2,054  $  1,676

Loan Charge-Offs     $   (952) $    (326) $   (680)  $   (365) $   (186)

Recovery of Loans
Previously Charged
Off                  $    331  $     134  $    137   $    163  $    162

Net Loans Charged
Off                  $   (621) $    (192) $   (543)  $   (202) $    (24)

Additions to Reserve
Charged to Expense   $    958  $     699  $     609  $    364  $    402

Changes Incident
to Mergers           $    370  $       0  $      0   $      0  $      0

Balance at End of
Period               $  3,496  $   2,789  $  2,282   $  2,216  $  2,054

Ratio of Net Charge-
Offs to Average Net
Loans Outstanding        .13%       .09%      .27%       .11%      .01%

The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years. The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the quarter just ended consisted of

(1) Loans charged off of $952,000 (2) Recovery of loans previously charged off $331,000 and (3) Additions to reserves totaling $699,000.

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

Management estimates the approximate amount of charge-offs for the 12 month period ending December 31, 1999 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural            $250,000
  Real Estate-Construction                               0
  Real Estate-Mortgage                              50,000
  Installment Loans to individuals & credit cards  100,000
  Lease financing                                        0

            01/01/99 through 12/31/99   Total     $400,000

The following table will identify charge-offs by category for the periods ending December 31 as indicated:

                                    Year Ending December 31
                                        (in thousands)
                               1998      1997     1996   1995
Charge-offs:
 Domestic:
  Commercial, Financial &
      Agricultural             $228    $  23     $ 432   $  54
Real Estate-Construction          0        0         0       0
  Real Estate-Mortgage          158        0        20     113
  Installment Loans to
   individuals & credit cards   566      303       228     198
  Lease financing                 0        0         0       0

         Total                 $952    $ 326     $ 680   $ 365

Recoveries:
 Domestic:
  Commercial, Financial &
     Agricultural              $165    $  43     $  32  $  38
  Real Estate-Construction        0        0         0      0
  Real Estate-Mortgage            9        2         3     19
Installment Loans to
   individuals & credit cards   157       89       102    106
  Lease financing                 0        0         0      0

          Total                $331    $ 134     $ 137  $ 163

Net Charge-offs               $(621)   $(192)    $(543) $(202)

COMPOSITION OF INVESTMENT SECURITIES
                                              December 31
                                             (in thousands)

                               1998     1997     1996     1995     1994

U. S. Treasury &
 Government Agencies         $85,221 $58,148   $62,194  $59,462  $47,042

State & Political
 Subdivisions                $14,806 $10,633   $10,569  $10,776  $10,883

All Others                   $ 2,837 $ 2,395   $ 2,984  $ 3,654  $ 4,801

            TOTALS          $102,765 $71,176   $75,747  $73,892  $62,726


MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 1998
                                   (in thousands)

                           Maturing        Maturing
                Maturing   After One      After Five     Maturing
               Within One  Year Within    Years Within   After Ten
                  Year     Five Years      Ten Years      Years
             Amount Yield Amount  Yield  Amount  Yield  Amount Yield
U. S. Treasury
and Government
Agencies    $35,942 6.38% $21,985 6.41% $17,955 6.62% $ 9,339 6.50%

State and
Political   $ 2,571 6.95% $ 5,016 6.52% $ 2,980 6.90% $ 4,239 7.09%
Subdivisions*

All Others  $   ---  ---% $   ---   --% $ 2,837 6.40% $  ----   --%

TOTALS      $38,513 6.42% $27,001 6.43% $23,772 6.63% $13,578 6.68%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

HELD TO MATURITY & AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 1998

                                        Held to Maturity   Available for Sale
                                                    (in thousands)
                                        Amortized  Fair     Amortized   Fair
                                          Cost     Value       Cost     Value

U.S. Treasury Securities                      0         0      3,553    3,721
U.S. Government Agency and
 corporation obligations                 19,486    19,485     61,545   62,014
Securities issued by states & political
  subdivisions in the U.S.:
  Taxable Securities                          0         0        N/A      N/A
  Tax-exempt Securities                   6,225     6,313      8,438    8,581
U. S. Securities:
   Debt Securities                          N/A       N/A        N/A      N/A
   Equity Securities
    (Including Federal Reserve Stock)                          2,814    2,837
Foreign Securities:
   Debt Securities                          N/A       N/A        N/A      N/A
  Equity Securities                                              N/A      N/A
Total (sum of column A items 1 through
 5.a must equal Schedule HC, item 2.a
 and sum of column D, items 1 through
 5.b must equal Schedule HC, item 2.b)    25,711   25,798      76,350  77,153

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

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public funds deposits. Investment activity for 1998 was driven primarily by strong loan demand. The investment portfolio, which currently totals $102,864,000, is comprised of U. S. Treasury and
U. S. Agency Obligations of $85,221,000, Municipal Obligations of $14,506,000, and all other investments totaling $2,837,000. Fixed rate holdings comprise 90% of the portfolio, while adjustable rate holding comprise the remaining 10%.

The fixed rate holdings currently have an expected average life of 2.7 years. It is estimated that this average life would extend to 5.5 years should rates go up by 100 basis points and 6.5 years if rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points, the average life would decrease to 1.8 years.

In terms of price sensitivity, we estimate that if rates go up 100 basis points the market value of the portfolio would fall by 3.5%, while rates up 200 basis points would impact the market value by a negative 7.8%. This is equal to the price sensitivity of the 4.5 year Treasury bond, which is consistent with the current average life profile of the portfolio. If rates go down 100 basis points, we estimate that the market value would increase by 1.8%.

The adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 4.6 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolios for Held-to-Maturity, Available for Sale, and Trading Account Investments.
As of December 31, 1998 approximately 63 percent of the bank's total portfolio was placed in the Held For Sale Account while the remaining 37 percent is contained in the Held to Maturity Account. FASB 115 also requires banks to mark to market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. Mark to market resulted in a positive capital entry of $632,849 as reflected on the December 31, 1998 balance sheet. Mark to market impact to capital on December 31, 1997 was a positive $512,293. All purchase and sale transactions in 1998 were made in accordance with specifications set forth in FASB 115. The trading account at December
31, 1998 maintained a zero balance. First Citizens has not engaged in Derivative activities as defined by paragraphs 5 thru 7 of FASB 119.

Maturities in the portfolio are made up of 38% within one year, and 26% maturing after one year and within five years. Maturities on future investment purchases will be structured to meet loan demand as well as projected changes in interest rates.

Gains/Losses reflected in year-end income statements attributable to trading account securities:

   Year Ended
     12/31       Gains        Losses           Net

     1998      $    0.00    $    0.00     $     0.00
     1997      $    0.00    $    0.00     $     0.00
     1996      $    0.00    $    0.00     $     0.00
     1995      $    0.00    $    0.00     $     0.00

The following table allocates by category unrealized Gains/Losses within the total portfolio as of December 31, 1998 (in thousands):

                                  Unrealized              Net
                             Gains        Losses     Gains/Losses

U.S. Treasury
  Securities                $   168        $   0       $   168

Obligations of U.S.
  Government Agencies
  and Corporations          $   678        $ 210       $   468

Obligations of States
  and Political
  Subdivisions              $   241        $  10       $   231

Federal Reserve and
  Corporate Stock           $    23        $   0       $    23

TOTALS                      $ 1,110        $ 220       $   890

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

Funds made available through Federal Home Loan Bank totaling $40,000,000 provides a fixed level of funds at a predetermined rate. Other lines of credit established with Correspondent banks total $18,500,000. Correspondent Bank lines provide additional liquidity required for daily settlement of the banks books. It is anticipated that these sources of funds will continue to be utilized as a tool in managing liquidity.

As a result, the company has experienced no problem with liquidity during any of the years under review and anticipates that all liquidity requirements will be effectively met in the future. Adherence to a strict Asset/Liability Management Policy will ensure our ability to effectively manage future interest rate risk.

Liquidity ratio, which was 23.87% at December 31, 1998 indicates the degree short-term and marketable assets are available to fund short term liabilities and deposit outflows. The liquidity ratio is calculated by comparing net liquid assets to net liabilities. The stability of our deposit base, approved lines of credit, sound asset/liability management, quality assets and a strong capital base assure adequate liquidity. Other sources available to meet liquidity needs are loans and investments totaling over $121 million maturing within one year and approximately $77 million of the bank's investments placed in the held-for-sale-account. Loan to deposit ratio at December 31, 1998 was 92.21% compared to 85.68% at December 31, 1997. The dependency ratio was 5.31% at year end, reflecting volatile liabilities relied upon to fund longer term assets.

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

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset/Liability Management Policy provides that the net interest income exposure to Tier I Capital shall not exceed 2.00%. Interest rate risk is separated and analyzed according to the following categories of risk:
(1) repricing (2) yield curve (3) option risk (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy. Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank's gap position or asset/liability management strategies. The following data schedule reflects a summary of First Citizens' interest rate risk using simulations. The projected 12 month exposure is based on 5 different rate movements (flat, rising, or declining). Three different rate scenarios were used for rising rates since First Citizens is liability sensitive. Interest rate risk at December 31, 1998 when compared to the same time period in 1997 was ($165,000) or .55% of Tier I Capital.

                                      CONDENSED GAP REPORT
12/31/98                                 CURRENT BALANCES
                                                          (in thousands)
                                    DAILY     0-1        1-2      2-3      3-6     6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS   MONTHS  MONTHS
CASH AND DUE FROM:
CASH AND DUE FROM        14,223       -          -          -         -        -       -

TOTAL CASH & DUE FROM    14,223       -          -          -         -        -       -

INVESTMENTS
US TREASURIES             3,721       -          -          -         -      168     337
US AGENCIES              47,535       -          -          -         -      490     980
VARIABLE AGENCIES        33,967       -      3,000      7,473     1,500    8,843  13,151
MUNICIPALS               14,806       -          -          -         -      857   1,714
EQUITIES                  2,835       -          -          -         -        -       -

TOTAL INVESTMENTS       102,864       -      3,000      7,473     1,500   10,358  16,182

LOANS:
COMMERCIAL FIXED         63,959       -      9,487      3,313     2,502    5,592   9,423
COMMERCIAL VARIABLE      13,683       -     11,767        942       942       32       -
REAL ESTATE VARIABLE     12,707       -     11,663          -         -    1,044       -
REAL ESTATE FIXED       149,037       -      8,382      2,829     4,803    8,094  10,266
HOME EQUITY LOANS         6,471       -      4,583          -         -      793   1,095
SEC MORTGAGE              1,930       -      1,930          -         -        -       -
INSTALLMENT LOANS        27,984       -        865        585       455    1,381   4,237
FLOOR PLAN                  270       -          -          -         -        -       -
CREDIT CARDS              1,852       -          -          -         -        -       -
OVERDRAFTS                  327       -          -          -         -        -       -
TOTAL LOANS             278,220       -     48,677      7,669     8,702   16,936  25,021
LOAN LOSS RESERVE         3,496       -          -          -         -        -       -

NET LOANS               274,724       -     48,677      7,669     8,702   16,936  25,021

FED FUNDS SOLD            2,000   2,000          -          -         -        -       -
TOTAL FED FUNDS SOLD      2,000   2,000          -          -         -        -       -

TOTAL EARNING ASSETS    379,588   2,000     51,677     15,142    10,202   27,294  41,203

OTHER ASSETS:
BUILDING, F&F & LAND      9,880       -          -          -         -        -       -
OTHER REAL ESTATE           177       -          -          -         -        -       -
OTHER ASSETS             17,353       -          -          -         -        -       -

TOTAL OTHER ASSETS       27,410       -          -          -         -        -       -

TOTAL ASSETS            421,221   2,000     51,677     15,142    10,202   27,294  41,203

DEMAND DEPOSITS:
DEMAND DEPOSITS          36,339       -          -          -         -        -       -

TOTAL DEMAND             36,339       -          -          -         -        -       -

SAVINGS ACCOUNTS:
REGULAR SAVINGS          19,969   3,663     16,306          -         -        -       -
NOW ACCOUNT              44,442  44,442          -          -         -        -       -
BUSINESS CHECKING           317     317          -          -         -        -       -
IMF-MMDA                  7,941   7,941          -          -         -        -       -
FIRST RATE ACCOUNT       29,557  29,557          -          -         -        -       -
DOGWOOD CLUB              6,577   6,577          -          -         -        -       -

TOTAL SAVINGS           108,803  92,497     16,306          -         -        -       -

                        CONDENSED GAP REPORT
12/31/98                       CURRENT BALANCES
                          (in thousands)

                          1-2      2+
                         YEARS    YEARS
CASH AND DUE FROM:
CASH AND DUE FROM             -  14,223

TOTAL CASH & DUE FROM         -  14,223

INVESTMENTS
US TREASURIES                 -   3,216
US AGENCIES               3,327  42,738
VARIABLE AGENCIES             -       -
MUNICIPALS                1,716  10,519
EQUITIES                      -   2,835
TOTAL INVESTMENTS         5,043  59,308

LOANS
COMMERCIAL FIXED          5,848  27,794
COMMERCIAL VARIABLE           -       -
REAL ESTATE VARIABLE          -       -
REAL ESTATE FIXED        11,309 103,354
HOME EQUITY LOANS             -       -
SEC MORTGAGE                  -       -
INSTALLMENT LOANS         4,383  16,078
FLOOR PLAN                    -     270
CREDIT CARDS                  -   1,852
OVERDRAFTS                    -     327
TOTAL LOANS              21,540 149,675
LOAN LOSS RESERVE             -   3,496

NET LOANS                21,540 146,179

FED FUNDS SOLD                -       -

TOTAL FED FUNDS SOLD          -       -

TOTAL EARNING ASSETS     26,583 205,487

OTHER ASSETS:
BUILDING, F&F & LAND          -   9,880
OTHER REAL ESTATE             -     177
OTHER ASSETS                  -  17,353

TOTAL OTHER ASSETS            -  27,410

TOTAL ASSETS             26,583 247,120

DEMAND DEPOSITS:
DEMAND DEPOSITS               -  36,339

TOTAL DEMAND                  -  36,339

SAVINGS ACCOUNTS:
REGULAR SAVINGS               -       -
NOW ACCOUNT                   -       -
BUSINESS CHECKING             -       -
IMF-MMDA                      -       -
FIRST RATE ACCOUNT            -       -
DOGWOOD CLUB                  -       -

TOTAL SAVINGS                 -       -

                                          CONDENSED GAP REPORT
12/31/98                                     CURRENT BALANCES
                                              (in thousands)
                                    DAILY     0-1        1-2      2-3       3-6      6-12
                         TOTAL    FLOATING   MONTHS     MONTHS   MONTHS   MONTHS   MONTHS
TIME DEPOSITS:
CD 1 - 2 MONTHS          17,470       -     14,002      3,468         -        -       -
CD 3 MONTHS               6,607       -        321         93     3,432    2,761       -
CD 4 - 5 MONTHS           7,071       -      3,203          8         -    3,860       -
CD 6 MONTHS              21,665       -      5,198      2,318     2,523   10,421   1,205
CD 7 - 11 MONTHS          7,752       -         83        164        80       93   7,332
CD 12 MONTHS             10,491       -        621      2,479       580    2,130   4,659
CD 13 - 17 MONTHS        33,081       -        677      1,542     1,393    7,480  17,114
CD 18 - 23 MONTHS           462       -        120        110         6       54      31
CD 24 MONTHS              5,562       -         41      1,399     1,109      855     562
CD 25 - 30 MONTHS         4,419       -      1,890      1,033        99      116     355
CD 31 - 59 MONTHS         9,404       -        100          -         -       80     328
CD 31 - 59 MONTHS
  VARIABLE                   12       -          -          -         -        -       -
CD 60 MONTHS              4,971       -        352        188       132      347     505
CD 60 MONTHS VARIABLE       767       -        153         76       174       25       -
CD SWEET 16              18,852       -      1,339        323       707    2,826   8,964
CD 7 MONTH                1,522       -          -        247       226    1,019      30
IRA-FLOATING                 97       -         97          -         -        -       -
IRA FIXED                19,881       -        737      1,129     1,068    3,401   6,485
CHRISTMAS CLUB               89       -          -          -         -        -      89

TOTAL TIME              170,175       -     28,934     14,577    11,529   35,468  47,659

TOTAL DEPOSITS          315,317  92,497     45,240     14,577    11,529   35,468  47,659

FED FUNDS PURCHASED       2,475   2,475             -          -         -        -       -
TT&L                        121     121          -          -         -        -       -
SECURITIES SOLD-SWEEP    12,581  12,581          -          -         -        -       -
SECURITIES SOLD-FIXED     8,701       -      4,497          -     2,268    1,047     779
FHLB-SHORT TERM          14,350  14,350          -          -         -        -       -
FHLB-LIBOR INVESTMENT     2,000       -      2,000          -         -        -       -
FHLB-LONG TERM           21,342       -          -          -         -        -       -
NOTES PAYABLE-FINANCE   1,000       -      -          -         -        -   1,000
ESOP OBLIGATION           1,408       -          -          -         -        -       -

TOTAL BORROWINGS         63,978  29,527      6,497          -     2,268    1,047   1,779

OTHER LIABILITIES         2,645       -          -          -         -        -       -

TOTAL OTHER LIABILITIES   2,645       -          -          -         -        -       -

TOTAL LIABILITIES       381,940 122,024     51,737     14,577    13,797   36,515  49,438

CAPITAL
STOCK, SURPLUS, P.I.C.   15,600       -          -          -         -        -       -
UNREALIZED GAIN (LOSSES)    481       -          -          -         -        -       -
UNDIVIDED PROFITS        23,200       -          -          -         -        -       -

TOTAL CAPITAL            39,281       -          -          -         -        -       -

TOTAL LIAB'S & CAPITAL  421,221 122,024     51,737     14,577    13,797   36,515  49,438

GAP (SPREAD)                  --120,024        -60        565    -3,595   -9,221  -8,235
GAP % TOTAL ASSETS            -  -28.49      -0.01       0.13     -0.85    -2.19   -1.96
CUMULATIVE GAP                --120,024   -120,084   -119,519  -123,114 -132,335-140,570
CUM. GAP % TOTAL ASSETS       -  -28.49     -28.50     -28.37    -29.22   -31.41  -33.37

                          CONDENSED GAP REPORT
12/31/98                   CURRENT BALANCES
                             (in thousands)

                          1-2       2+
                         YEARS     YEARS
TIME DEPOSITS:
CD 1 - 2 MONTHS               -       -
CD 3 MONTHS                   -       -
CD 4 - 5 MONTHS               -       -
CD 6 MONTHS                   -       -
CD 7 - 11 MONTHS              -       -
CD 12 MONTHS                 22       -
CD 13 - 17 MONTHS         4,875       -
CD 18 - 23 MONTHS           141       -
CD 24 MONTHS              1,596       -
CD 25 - 30 MONTHS           690     236
CD 31 - 59 MONTHS         7,865   1,031
CD 31 - 59 MONTHS
  VARIABLE                   12       -
CD 60 MONTHS                854   2,593
CD 60 MONTHS VARIABLE        95     244
CD SWEET 16               4,693       -
CD 7 MONTH                    -       -
IRA-FLOATING                  -       -
IRA FIXED                 4,937   2,124
CHRISTMAS CLUB                -       -

TOTAL TIME               25,780   6,228

TOTAL DEPOSITS           25,780  42,567

FED FUNDS PURCHASED           -       -
TT&L                          -       -
SECURITIES SOLD-SWEEP         -       -
SECURITIES SOLD-FIXED       110       -
FHLB-SHORT TERM               -       -
FHLB-LIBOR INVESTMENT         -       -
FHLB-LONG TERM            1,852  19,490
NOTES PAYABLE-FINANCE       -       -
ESOP OBLIGATION               -   1,408

TOTAL BORROWINGS          1,962  20,898

OTHER LIABILITIES             -   2,645

TOTAL OTHER LIABILITIES       -   2,645

TOTAL LIABILITIES        27,742  66,110

CAPITAL:
STOCK, SURPLUS, P.I.C.      -  15,600
UNREALIZED GAIN (LOSSES)            481
UNDIVIDED PROFITS             -  23,200

TOTAL CAPITAL                 -  39,281

TOTAL LIAB'S & CAPITAL   27,742 105,391

GAP (SPREAD)             -1,159 141,729
GAP % TOTAL ASSETS        -0.28   33.65
CUMULATIVE GAP         -141,729       -
CUM. GAP % TOTAL ASSETS  -33.65       -

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

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. First Citizens will attempt to minimize interest rate risk by increasing the volume of variable rate loans within the portfolio. The bank will attempt to limit the net interest income exposure to a maximum of 2.00% of tier I capital. The bank's Asset/Liability Committee will attempt to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to a minimum by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% of assets, unless they are funded with Federal Home Loan Bank matched funds. We will and are borrowing funds from the FHLB that have maturities ranging from 3 to 10 years. This will reduce our interest rate risk. These maximum limits are the high points and the ACLO will strive to keep the amount below this point. The December 31, 1998 dynamic gap reports reflects an exposure less than our risk limits. (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

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

RETURN ON EQUITY AND ASSETS
FIRST CITIZENS BANCSHARES, INC.
                                    1998    1997    1996   1995    1994
Percentage of Net Income to:
Average Total Assets                1.08%   1.32%   1.22%   1.00%  1.20%
Average Shareholders Equity        11.00%  13.54%  13.09%  10.60% 12.93%
Percentage of Dividends Declared
 Per Common Share to Net Income
 Per Common Share                  57.51%  35.78%  32.28%  35.56% 29.23%
Percentage of Average Shareholders'
 Equity to Average Total Assets     9.85%   9.71%   9.34%   9.32%  9.27%

Return on assets is a measurement of the firms profitability in terms of asset utilization. Total assets at December 31, 1998 was $366,572,000 or 9.32% of total capital. Return on assets at year end 1998 was 1.08% compared to 1.32% at year end 1997. The decline noted in the comparison was caused by acquisition and non-recurring organization cost associated with Bank of Troy totaling in excess of $1.3 million. Performance ratios at the bank level was less impacted as a result of acquisition cost dealt with at the Holding Company level. Adjustments were recognized to strengthen future income potential and justify the capital investment in Bank of Troy. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising interest rates paid on deposits had a significant impact on earnings in 1995. Management made a decision the second half of 1995 to reduce cost of funds and improve net interest margins. Results of operations for 1997 and 1996 reflect improvement over previous years as a result of the decision.

The primary source of earnings for Bancshares continues to be net interest income. A comparison generated from this source reflects increases of 14.8%, 8.2%, and 13.35%. Earnings for the most recent year was a result of increased loan volume. The yield on loans and investments decreased from 8.97% in 1997 to 8.87% in 1998, while the cost of funds increased slightly from 4.80% in 1997 to 4.83% in 1998. The rise in cost of funds is attributable to a significantly higher yield on acquired deposits and is being addressed.

The return on average assets of First Citizens National Bank was 1.29%, 1.31% and 1.23% respectively for 1998, 1997 and 1996. Return on average equity was also impacted as a result of the Bank of Troy acquisition. Return on average equity reported by the Bank was 14.34%, 14.21%, and 14.39% for the years ending December 31, 1998, 1997 and 1996.

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

Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

CAPITAL RESOURCES/TOTAL ASSETS - YEAR-END TOTALS
FIRST CITIZENS BANCSHARES, INC.

    1998    1997       1996       1995      1994

    9.32%   9.94%      9.46%      9.30%     9.30%

Dividends paid to shareholders in 1998 were enhanced by a special dividend declared during fourth quarter. This process utilized in the past five years serves to raise payout ratios to levels targeted by the bank's capital plan. In addition a 4 for 1 stock split distributed the number of shares outstanding to 3,194,544. This action follows a 2.5 for 1 stock split October 15, 1993 and a 10% stock dividend December, 1992. Dividend payouts per share adjusted for the 1998 split were .75 cents in 1998, .50 cents in 1997 and .40 cents in 1996.

A stock repurchase program continues to be in effect. The purpose of the program is to acquire shares on the open market to service the Dividend Reinvestment Program. The program has been ineffective since adoption by the Board of Directors in 1994. Shareholders continue to express interest in buying additional stock rather than selling shares. Under terms of the Repurchase Program, the company will repurchase up to $200,000 of Bancshares' stock on a first come, first served basis.

In 1998, the Employee Stock Ownership Plan entered into a loan agreement with SunTrust Bank in the amount of $2,000,000 to fund the purchase of unissued stock. The stock will be utilized to satisfy future allocations to plan participants in accordance with the plan document approved by the Board of Directors. The balance remaining on the ESOP loan is $1,407,762 at December 31, 1998.

The purchase of Bank of Troy in 1998 was funded in part by existing capital totaling $5.5 million.

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve. The risk-based capital ratio for Bancshares as of December 31, 1998 and December 31, 1997 was 13.59% and 15.13% respectively, significantly above the 8.0 percent level required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio. Ten percent is used as a benchmark for a well defined capitalized bank.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                 CARMICHAEL, DUNN, CRESWELL & SPARKS PLLC

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
First Citizens Bancshares, Inc.
Dyersburg, Tennessee 38024


We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First
Citizens Bancshares, Inc., and Subsidiary as of December 31, 1998 and 1997, and their results of operations and cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles.



Dyersburg, Tennessee
January 22, 1999

                       FIRST CITIZENS BANCSHARES, INC.,
                             AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1998 and 1997

                                                         1998          1997
                                  ASSETS

Cash and due from banks                              $ 14,222,681 $ 13,770,773
Federal funds sold                                      2,000,000    5,075,000
Investment securities
  Securities held-to-maturity (fair value of
  $25,797,698 at December 31, 1998 and $21,609,775
  at December 31, 1997)                                25,710,902   21,579,660
   Securities available-for-sale, at fair value        77,153,366   49,595,880
 Loans - (net of unearned income of
   $2,215,909 in 1998 and $1,621,643 in 1997)         278,220,329  229,276,999
   Less:  Allowance for loan losses                     3,496,396    2,788,555
     Net Loans                                        274,723,933  226,488,444
Premises and equipment, net                             9,880,076    8,177,113
Accrued interest receivable                             4,889,297    3,885,355
Other assets                                           12,640,409    4,715,468

     TOTAL ASSETS                                    $421,220,664 $333,287,693

                   LIABILITIES AND STOCKHOLDERS' EQUITY


 Liabilities
 Deposits
   Demand                                              36,338,698   32,734,353
   Time                                               170,174,949  152,238,858
   Savings                                            108,803,046   82,616,760
Total Deposits                                        315,316,693  267,589,971
Securities sold under agreement to repurchase          21,281,881   21,765,482
Long-term debt                                         24,342,348    7,813,023
Federal funds purchased and short-term borrowings      16,825,000
Note payable of Employee Stock Ownership Plan           1,407,762
Other liabilities                                       2,766,371    2,993,865
     Total Liabilities                                381,940,055  300,162,341

Stockholders' Equity
 Common stock, no par value - 1998;
  par value - $1 in 1997
  shares authorized 10,000,000
  in 1998, 2,000,000 in 1997
  issued 3,244,899 in 1998
    750,718 shares in 1997(3,002,872
    as restated to reflect stock split)                 3,244,899      750,718
Surplus                                                13,892,002   10,669,349
Retained earnings                                      23,199,850   21,405,351
Accumulated other comprehensive income                    481,275      307,376
Less treasury stock, at cost 4,584 shares in 1998
  and 158 shares in 1997                                 (129,655)      (7,442)
Obligation of Employee Stock Ownership Plan            (1,407,762)
     Total Stockholders' Equity                        39,280,609   33,125,352

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $421,220,664 $333,287,693



    See accompanying notes to consolidated financial statements.

                                      FIRST CITIZENS BANCSHARES, INC.,
                                             AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                 Years Ended December 31, 1998, 1997, 1996

                                           1998         *1997           *1996
    Interest Income

Interest and fees on loans             $25,223,028   $21,421,663    $19,769,117
Interest and dividends on
  investment securities:
    Taxable                              4,933,596     4,382,119     4,254,795
    Tax-exempt                             555,523       481,543       497,826
    Dividends                              231,491       211,022       180,794
Other interest income                      209,179       120,660        76,846
Lease financing income                                                     338
    Total Interest Income               31,152,817    26,617,007    24,779,716

    Interest Expense

Interest on deposits                    12,816,258    11,056,774    10,601,172
Interest on long-term debt               1,387,565       602,829       395,514
Other interest expense                   1,011,429     1,080,206       962,014
    Total Interest Expense              15,215,252    12,739,809    11,958,700
Net Interest Income                     15,937,565    13,877,198    12,821,016
Provision for loan losses                  957,604       699,485       608,505
Net interest income after provision
 for loan losses                        14,979,961    13,177,713    12,212,511

    Other Income

Income from fiduciary activities           827,309       755,711       745,861
Service charges on deposit accounts 1,867,431 1,685,739 1,456,681 Other service charges, commissions,
 and fees                                1,112,749       835,470       605,305
Securities gains net                        41,931        92,594       211,233
Other income                               428,196       377,179       349,407
    Total Other Income                   4,277,616     3,746,693     3,368,487

   Other Expenses

Salaries and employee benefits           7,391,511     5,980,198     5,497,388
Net occupancy expense                      495,915       448,121       445,720
Furniture and equipment expense            270,589       196,208       146,388
Depreciation                               953,137       986,797     1,011,677
Data processing expense                    394,817       333,433       304,451
Legal and professional fees                162,994       131,833       161,261
Stationary and office supplies             196,592       194,704       238,000
Other expenses                           3,077,477     2,246,738     2,032,839
    Total Other Expenses               $12,943,032   $10,518,032    $9,837,724

Net income before income taxes         $ 6,314,545   $ 6,406,374    $5,743,274

Provision for income tax expense         2,091,571     2,160,456     2,033,370

Net Income                             $ 4,222,974   $ 4,245,918    $3,709,904

Earnings Per Common Share:

  Net income                           $      1.34  *$      1.42   *$     1.26

Weighted average shares outstanding      3,145,037  *  2,980,680   * 2,945,744

*Amounts restated to reflect four for one stock split in 1998.


    See accompanying notes to consolidated financial statements.

                                        FIRST CITIZENS BANCSHARES, INC.,
                                               AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  Years Ended December 31, 1998, 1997 and 1996

                                               Common Stock
                                           Shares      Amount     Surplus     Retained Earnings
Balance, January 1, 1996                   733,399   $ 733,399  $ 9,719,956  $ 16,166,392
Comprehensive income
Net income, year ended December 31, 1996                                        3,709,904
Adjustment of record unrealized gain(loss)
 on securities available-for-sale, net of
 applicable deferred income taxes ($252,447)
 during the year
Total Comprehensive Income
Cash dividends paid - $1.30 per share($.40 per share
 as restated to reflect stock split)                                            (1,197,420)
Sale of common stock                         8,117       8,117      376,926

Treasury stock transactions-net

Balance, December 31, 1996                 741,516     741,516   10,096,882     18,678,876

Comprehensive income
Net income, year ended December 31, 1997                                         4,245,918
Adjustment of unrealized gain (loss) on
 securities available-for-sale, net of
 applicable deferred income taxes ($141,850)
 during the year

Total Comprehensive Income

Cash dividends paid - $1.60 per share($.50
 per share as restated to reflect stock split)                                 (1,519,443)

Sale of common stock                        9,202      9,202      572,467

Treasury stock transaction-net

Balance, December 31, 1997                750,718  $ 750,718  $10,669,349     $21,405,351
Comprehensive income
Net income, year ended December 31, 1998                                        4,222,974
Adjustment of unrealized gain (loss) on
 securities available-for-sale, net of
 applicable deferred income taxes ($120,208)
 during the year
 Less: reclassification of gains included
  in net income net of taxes of $4,726

Total Comprehensive Income

Cash dividends paid - $.75 per share                                           (2,428,475)
Sale of common stock                      348,503    348,503     5,354,145

Treasury stock transaction-net                                      17,081

Adjustments to par value
 of common stock                        2,145,678  2,145,678    (2,148,573)

Loan proceeds - ESOP obligation

Principal payments - ESOP

Balance, December 31, 1998              3,244,899  3,244,899    13,892,002      23,199,850

   See accompanying notes to consolidated financial statements.

                                     FIRST CITIZENS BANCSHARES, INC.,
                                            AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               Years Ended December 31, 1998, 1997 and 1996
                                                                          Obligation
                                             Accumulated                  Of Employer
                                                 Other                      Stock       Total
                                            Comprehensive                 Ownership Stockholders'
                                                Income     Treasury Stock    Plan      Equity
Balance, January 1, 1996                      $ 485,271    $  (1,781)    $   -0-     $27,103,237

Comprehensive income
Net income, year ended December 31, 1996                                               3,709,904
Adjustment of record unrealized gain(loss)
 on securities available-for-sale, net of
 applicable deferred income taxes ($252,447)
 during the year                               (390,671)                               (390,671)
Total Comprehensive Income                                                             3,319,233
Cash dividends paid - $1.30 per share($.40 per share
 as restated to reflect stock split)                                                 (1,197,420)
Sale of common stock                                                                    385,043
Treasury stock transactions-net                                (6,887)                   (6,887)

Balance, December 31, 1996                       94,600        (8,668)    -0-       $29,603,206

Comprehensive income
Net income, year ended December 31, 1997                                              4,245,918
Adjustment of unrealized gain (loss) on
 securities available-for-sale, net of
 applicable deferred income taxes ($141,850)
 during the year                                212,776                                 212,776
Total Comprehensive Income                                                            4,458,694
Cash dividends paid - $1.60 per share($.50
 per share as restated to reflect stock split)                                       (1,519,443)
Sale of common stock                                                                    581,669
Treasury stock transaction-net                                 1,226                      1,226

Balance, December 31, 1997                     $307,376     $ (7,442)     -0-       $33,125,352

Comprehensive income
Net income, year ended December 31, 1998                                              4,222,974
Adjustment of unrealized gain (loss) on
 securities available-for-sale, net of
 applicable deferred income taxes ($120,208)
 during the year                                180,312                                 180,312
 Less: reclassification of gains included
  in net income net of taxes of $4,726           (6,413)                                 (6,413)
Total Comprehensive Income                                                            4,396,873
Cash dividends paid - $.75 per share                                                 (2,428,475)
Sale of common stock                                                                  5,702,648
Treasury stock transaction-net                              (119,319)    (102,238)
Adjustments to par value
 of common stock                                              (2,894)      (5,789)
Loan proceeds - ESOP obligation                                        (1,999,991)   (1,999,991)
Principal payments - ESOP                                                 592,229       592,229

Balance, December 31, 1998                      481,275     (129,655)  (1,407,762)   39,280,609

   See accompanying notes to consolidated financial statements.

                           FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                     Years Ended December 31, 1998, 1997, and 1996
                                                      1998           1997        1996
         Operating Activities
Net income                                        $4,222,974    $4,245,918  $3,709,904
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                         957,604       699,485     608,505
   Provision for depreciation                        953,137       986,797   1,011,677
   Provision for amortization-intangibles            200,741
   Deferred income taxes                            (228,269)      147,765    (319,360)
   Realized investment
     security (gains) losses                         (41,931)      (92,594)   (211,233)
   (Increase) decrease in accrued
     interest receivable                          (1,003,942)     (187,716)    253,461
   Increase (decrease) in accrued
     interest payable                                 83,705      (141,369)    (67,981)
(Increase) decrease in other assets               (6,528,133)   (1,985,936) (1,053,334)
   Increase (decrease) in other liabilities         (318,574)      303,259     148,547

        NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                      (1,702,688)    3,975,609   4,080,186

    Investing Activities

Proceeds of maturities of held-to-
  maturity investment securities                  15,625,313     6,985,000   6,335,363
Purchases of held-to-maturity investment
  securities                                     (19,756,555)     (413,684) (1,500,000)

Proceeds of sales and maturities of available-
  for-sale investment securities                   3,663,608    13,577,097  13,705,781
Purchases of available-for-sale investment
  securities                                     (31,005,264)  (15,271,701)(20,576,139)
Increase in loans - net                          (49,193,093)  (18,081,064)(20,025,448)
Purchase of premises and equipment                (2,656,100)   (1,028,887)   (316,167)

       NET CASH USED BY
       INVESTING ACTIVITIES                      (83,322,091)  (14,233,239)(22,376,610)


      Financing Activities

Net increase in demand deposits,
  NOW accounts and savings accounts              $29,790,631   $ 8,067,126 $10,061,195
Increase in time deposits-net                     17,936,091     3,108,822   9,192,447
Increase in long-term borrowing                   23,116,000     5,011,250
Payment of principal on long-term debt            (6,586,675)     (194,707) (1,655,423)
Proceeds from sale of common stock                 4,334,954       581,669     385,043
Cash dividends paid                               (2,428,475)   (1,519,443) (1,197,420)
Net increase in short-term
  borrowings                                      16,341,399       540,167   1,480,349
Treasury stock transactions-net                     (102,238)        1,226      (6,887)

     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                         82,401,687    15,596,110  18,259,304

    INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                           (2,623,092)    5,338,480     (37,120)

Cash and cash equivalents at beginning of year    18,845,773    13,507,293  13,544,413

    CASH AND CASH EQUIVALENTS AT
         END OF YEAR                             $16,222,681   $18,845,773 $13,507,293

Cash payments made for interest and income taxes during the years presented are as follows:

                                         1998         1997         1996
Interest                            $15,125,189   $12,884,178 $11,997,839
Income taxes                          2,190,364     2,355,181   1,972,000

    See accompanying notes to consolidated financial statements.

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
                    December 31, 1998 & 1997

Note 1 - Summary of Significant Accounting and Reporting Policies

The accounting and reporting policies of First Citizens Bancshares, Inc., and Subsidiary conform to generally accepted accounting principles. The significant policies are described as follows:

BASIS OF PRESENTATION

The consolidated financial statements include all accounts of First Citizens Bancshares, Inc. and its subsidiaries First Citizens National Bank and Bank of Troy. First Citizens Bancshares, Inc,'s investments in these subsidiaries are reflected on the Parent Company balance sheet (Note 13) at the equity in the underlying assets. Bank of Troy was acquired on March 5, 1998, in a transaction accounted for as a purchase, and therefore, operations of Bank of Troy from March 5, 1998 forward are included in the consolidated financial statements.

All significant inter-company accounts are eliminated in consolidation.

NATURE OF OPERATIONS

The Company and its subsidiary provide commercial banking services of a wide variety to individuals and corporate customers in the mid-southern United States with a concentration in northwest Tennessee. The
Company's primary products are checking and savings deposits and residential, commercial, and consumer lending.

BASIS OF ACCOUNTING

The consolidated financial statements are presented using the accrual basis of accounting.

USES OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CASH EQUIVALENTS

Cash equivalents include amounts due from banks which do not bear interest and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998 and 1997


Note 1 - Summary of Significant Accounting and Reporting Policies (Continued)

SECURITIES

Investment securities are classified as follows:

       Held-to-maturity, which includes those investment securities which the Company has the intent and the ability to hold until maturity; Trading securities, which includes those investment securities which are held for short-term resale; and Available-for-sale, which includes all other investment securities.

Securities, which are held-to-maturity, are reflected at cost, adjusted for amortization of premiums and accretion of discounts using methods, which approximate the interest method. Securities, which are available-for-sale, are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in stockholders' equity.
Trading securities, where applicable, are carried at fair value, and unrealized gains and losses on these securities are included in net income.

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

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses which is charged to operations is based on management's assessment of the quality of the loan portfolio, current economic conditions, and other relevant factors. In management's judgment, the provision for loan losses will maintain the allowance for loan losses at an adequate level to absorb potential loan losses, which may exist in the portfolio.

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

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998 and 1997


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

INCOME TAXES

First Citizens Bancshares, Inc., uses the accrual method of accounting for federal income tax reporting. Deferred tax assets or liabilities are computed for significant differences in financial statement and tax bases of assets and liabilities, which result from temporary differences in financial statement and tax accounting.

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

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         December 31, 1998 & 1997


Note 2 - Investment Securities

The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

                                                      December 31, 1998
                                                       Held-To-Maturity
                                                     Gross          Gross
                                                   Unrealized     Unrealized
                                 Amortized Cost      Gains          Losses      Fair Value
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies          $18,984,694      $111,790       $86,997    $19,009,487

Obligations of states and
 political subdivisions               6,224,605        56,224           137      6,280,692

Mortgage-backed securities              501,603         5,916                      507,519


  TOTAL SECURITIES INVESTMENTS      $25,710,902      $173,930       $ 87,134   $25,797,698

                                                      Available-for-Sale
                                                     Gross          Gross
                                                   Unrealized     Unrealized
                                  Amortized Cost     Gains          Losses       Fair Value

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies          $51,228,472       $647,686      $108,024    $51,768,134

Obligations of states and
 political subdivisions               8,463,791        151,983         9,716      8,606,058

Mortgage-backed securities           13,923,391         80,089        36,874     13,966,606

      Total Debt Securities          73,615,654        879,758       154,614     74,340,798

  Equity investments                  2,789,068         23,500                    2,812,568

  TOTAL SECURITY INVESTMENT         $76,404,722       $903,258      $154,614    $77,153,366

                       FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1998 & 1997

Note 2 - Investment Securities (Continued)

                                                     December 31, 1997
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


                                                      Available-For-Sale
                                                     Gross          Gross
                                                   Unrealized     Unrealized
                                  Amortized Cost     Gains          Losses       Fair Value

U.S. Treasury securities and
 obligations  of U.S. Government
 corporations and agencies          $34,392,501     $384,772      $ 25,113      $34,752,160

Obligations of states and
 political subdivisions               5,208,219       72,908                      5,281,127

Mortgage-backed securities            7,091,365      120,608        44,380        7,167,593

        Total Debt Securities        46,692,085      578,288        69,493       47,200,880

    Equity investments                2,390,500        4,500                      2,395,000

     TOTAL SECURITIES INVESTMENT    $49,082,585     $582,788      $ 69 493      $49,595,880

                       FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1998 & 1997

Note 2 - Investment Securities (Continued)

The tables below summarize maturities of debt securities held-to-maturity and available-for-sale as of December 31, 1998 and 1997:

                                                December 31, 1998

                                     Securities                    Securities
                                 Held-To-Maturity              Available-For-Sale
                          Amortized Cost    Fair Value   Amortized Cost   Fair Value
Amounts Maturing In:

One Year or less            $ 3,164,210     $ 3,182,703    $ 1,403,294    $ 1,413,154
After one year through
  five years                 16,940,836      17,091,465     19,301,638     19,169,309
After five years through
  ten years                   5,057,600       5,105,289     28,607,598     28,895,156
After ten years                 548,256         418,241     24,303,124     24,863,179
                            $25,710,902     $25,797,698    $73,615,654    $74,340,798

                                                December 31, 1997

                                     Securities                    Securities
                                  Held-To-Maturity             Available-For-Sale
                           Amortized Cost   Fair Value   Amortized Cost   Fair Value
Amounts Maturing In:

One Year or less             $ 4,737,446    $ 4,740,214    $ 2,480,756    $ 2,497,500
After one year through
 five years                   10,641,283     10,643,304      8,162,475      8,324,908
After five years through
 ten years                     4,571,225      4,587,856     19,671,794     19,866,182
After ten years                1,629,706      1,638,401     16,377,060     16,512,290
                             $21,579,660    $21,609,775    $46,692,085    $47,200,880

Securities gains (losses) presented in the consolidated statements of income consist of the following:


Year Ended December 31                 Gross Sales    Gains    Losses      Net


1998 - Securities held to maturity     $15,557,608  $ 81,570   $56,669  $ 24,901
1998 - Securities available-for-sale     4,000,000    17,030              17,030
1997 - Securities held-to-maturity       3,500,000    29,687              29,687
1997 - Securities available-for-sale     7,577,097    69,117     6,210    62,907
1996 - Trading securities                  150,000       750         -       750
1996 - Securities held-to-maturity       6,335,663    43,003              43,003
1996 - Securities available-for-sale    13,705,781   179,583    12,103   167,480

Sales of securities classified as held-to-maturity consist of securities which were called resulting in a gain or loss or sold within ninety days of maturity.

At December 31, 1998 and 1997, investment securities were pledged to secure government, public and trust deposits as follows:

         December 31           Amortized Cost      Fair Value
            1998                 $72,834,985       $73,526,165
            1997                  63,790,012        64,306,841

In accordance with provisions of the Implementation Guide of Statement No. 115 issued by the Financial Accounting Standards Board, First Citizens Bancshares, Inc. transferred securities with a book value of $14,824,727 from the held-to-maturity category to available-for-sale category during 1996. An unrealized gain of $549,287 was recognized on these securities. According to FASB 115, 1996 was a transition year to allow companies to re-classify investment portfolios into Held-For-Sale. For years after 1996 no transfers are permitted.

                FIRST CITIZENS BANCSHARES, INC.,
                         AND SUBSIDIARY
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    December 31, 1998 & 1997

Note 3 - Loans

Loans outstanding at December 31, 1998 and 1997 were comprised of the following:
                                     1998              1997
                                         (In Thousands)
Commercial, financial and
  agricultural                     $ 77,642         $ 41,929
Real estate - construction           27,048           22,697
Real estate - mortgage              143,097          136,333
Installment                          27,984           25,904
Other loans                           2,449            2,414
                                    278,220          229,277
Less:  Allowance for loan losses      3,496            2,789
                                   $274,724         $226,488

In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans with carrying values of $1,244,000 at December 31, 1998, and $614,000 at December 31, 1997, as being impaired. The balance maintained in the Allowance for Loan Losses related to these was $155,261 at December 31, 1998, and $123,527 at
December 31, 1997. As of December 31, 1998, the specific allowance for loan losses was related to impaired loans totaling $708,000.

Note 4 - Allowance for Loan Losses

An analysis of the allowance for loan losses during the three years ended December 31 is as follows:
                                        1998         1997       1996
Balance, beginning of period        $2,788,555  $2,282,231  $2,216,511
Provision for loan losses charged
  to operations                        957,604     699,485     608,505
Loans charged to allowance,
  net of loan loss recoveries of
  $324,513, $132,521, and $137,566    (620,074)   (193,161)   (542,785)
Addition incident to Mergers           370,311

Balance, end of period              $3,496,396  $2,788,555  $2,282,231

For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 1998, the deduction taken was $249,663. The deductions for tax purposes in 1997 and 1996 were $193,161 and $542,785 respectively.

Note 5 - Premises and Equipment

The fixed assets used in the ordinary course of business are summarized as follows:

                         Useful Lives
                           in Years        1998           1997
Land                                    $1,514,537     $ 1,114,046
Buildings                  5 to 50       9,220,874       7,891,651
Furniture and equipment    3 to 20       8,332,648       7,407,589
                                        19,068,059      16,413,286
Less:  Accumulated depreciation          9,187,983       8,236,173
     Net Fixed Assets                  $ 9,880,076     $ 8,177,113

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         December 31, 1998 & 1997

Note 6 - Repossessed Real Property

The carrying value of repossessed real property on the balance sheets of the Corporation is $136,937 at December 31, 1998, and $-0- at December 31, 1997. At December 31, 1995, First Citizens Bancshares, Inc., owned certain real estate, which had been acquired by foreclosure by First Citizens National Bank and subsequently sold to the parent company. The property, which had a basis of $650,000, was sold during the year ended December 31, 1996 at a loss of $18,349.

When applicable, the value of repossessed real property is reflected on the balance sheet in "other assets."


Note 7 - Deposits

Included in the deposits shown on the balance sheet are the following time deposits and savings deposits in denominations of $100,000 or more:
                                            1998       1997
                                             (in thousands)

Time Deposits                            $45,419     $48,635
Savings Deposits                          57,321      30,523

NOW accounts, included in savings deposits on the balance sheet, totaled $40,748,256 at December 31, 1998 and $25,851,753 at December 31, 1997.

First Citizens National Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officers and directors on deposit as of December 31, 1998 and 1997, were $4,469,852 and $4,113,170, respectively.

Time deposits maturing in years subsequent to December 31, 1998 are as follows:

                Year ended December 31       (In Thousands)

                    1999                    $138,167
                    2000                      25,780
                    2001                       1,960
                    2002                       2,342
                    2003                       1,882
                 Thereafter                       44
                   Total                    $170,175

Note 8 - Employee Stock Ownership Plan

First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan as an employee benefit. The plan provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. Contributions to the Employee Stock Ownership Plan totaled $565,557 in 1998, $428,969 in 1997, and $399,138 in 1996.

                    FIRST CITIZENS BANCSHARES, INC.,
                             AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS
                       December 31, 1998 and 1997


Note 9 - Income Taxes

Provision for income taxes is comprised of the following:
                                      1998        1997        1996
Federal income tax expense (benefit)
  Current                           $1,905,904 $1,959,091  $1,712,398
  Deferred                            (194,029)  (167,797)    (22,344)

State income tax expense (benefit)
  Current                              413,936    393,606     347,259
  Deferred                             (34,240)   (24,444)     (3,943)

                                    $2,091,571  $2,160,456  $2,033,370

The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

                                        1998       1997        1996
Tax expense at statutory rate        $2,146,945 $2,178,167  $1,952,713
Increase (decrease) resulting from:
  State income taxes, net of federal
    income tax benefit                  250,056    253,128     226,589
Tax exempt income                      (190,160)  (232,749)   (172,142)
Effect of life insurance                (80,400)
Other items                             (34,870)   (38,090)     26,210

                                     $2,091,571 $2,160,456  $2,033,370

Deferred tax liabilities have been provided for taxable temporary differences related to depreciation, accretion of securities discounts, and other minor items. Deferred tax assets have been provided for deductible temporary differences related primarily to the allowance for loan losses and adjustments for loss on repossessed real estate. The net deferred tax assets, which are included in "other assets" in the accompanying consolidated balance sheets include the following components:

                                                     December 31
                                                  1998          1997

Deferred tax liabilities                       $ (320,850)    $(204,917)
Deferred tax assets                               656,618       311,387

Net deferred tax assets                        $  335,768     $ 106,470

                    FIRST CITIZENS BANCSHARES, INC.,
                             AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS
                       December 31, 1998 and 1997

Note 10 - Regulatory Matters

First Citizens Bancshares, Inc. is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the consolidated financial statements. The regulations require the Banks to meet specific capital adequacy guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier I leverage, Tier I risk-based, and total risk-based ratios as set forth in the table. The Banks' actual capital amounts and ratios are also presented in the table.

As of December 31, 1998, the most recent notification from the Banks' primary regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the Table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                For Capital
    First Citizens National Bank              Actual         Adequacy Purposes
Amount                                    Amount    Ratio   Amount       Ratio
As of December 31, 1998:
Total Capital (To Risk Weighted Assets) $30,371,879 12.03%  $20,204,400 > 8.0 %
Tier I Capital (To Risk Weighted Assets) 29,893,041 11.83%   10,102,200 > 4.0 %
Tier I Capital (To Average Assets)       29,893,041  8.37%   14,284,840 > 4.0 %

As of December 31, 1997:
Total Capital (To Risk Weighted Assets) $31,574,878 13.5 %  $18,754,720 > 8.0 %
Tier I Capital (To Risk Weighted Assets) 31,155,029 13.3 %    9,377,360 > 4.0 %
Tier I Capital (To Average Assets)       31,155,029  9.5 %   13,021,200 > 4.0 %

Bank of Troy
Amount                                   Amount     Ratio  Amount        Ratio
As of December 31, 1998:
Total Capital (To Risk Weighted Assets) $9,463,074  26.90%   $2,814,160 > 8.0 %
Tier I Capital (To Risk Weighted Assets) 6,173,943  17.55%    1,407,080 > 4.0 %
Tier I Capital (To Average Assets)       6,173,943  11.04%    2,238,240 > 4.0 %

                                              To Be Well
                                           Capitalized Under
                                           Prompt Corrective
                                            Action Provisions

First Citizens National Bank
Amount                                     Amount           Ratio
As of December 31, 1998:
 Total Capital (To Risk Weighted Assets) $25,255,500 >      10.0%
 Tier I Capital (To Risk Weighted Assets) 15,153,300 >       6.0%
 Tier I Capital (To Average Assets)       17,856,050 >       5.0%

As of December 31, 1997:
 Total Capital (To Risk Weighted Assets) $23,443,400 >      10.0%
 Tier I Capital (To Risk Weighted Assets) 14,066,040 >       6.0%
 Tier I Capital (To Average Assets)       16,357,750 >       5.0%


Bank of Troy
Amount                                     Amount           Ratio
As of December 31, 1998:
 Total Capital (To Risk Weighted Assets) $ 3,517,700 >      10.0%
 Tier I Capital (To Risk Weighted Assets)  2,110 662 >       6.0%
 Tier I Capital (To Average Assets)        2,797 800 >       5.0%

                         FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1998 & 1997

Note 11 - Restrictions on Cash and Due From Bank Accounts

The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required balances during 1998 and 1997 were $337,000 and $152,000, respectively.


Note 12 - Restrictions on Capital and Payment of Dividends

The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 1998, approximately $12 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.


Note 13 - Condensed Financial Information

                           First Citizens Bancshares, Inc.
                                (Parent Company Only)
                                                        December 31
                                                     1998          1997
                            BALANCE SHEETS

ASSETS
Cash                                              $   985,782   $ 1,271,900
    Investment in subsidiaries                     40,154,724    31,574,878
    Real estate owned                                               164,181
    Other assets                                      242,397       117,619
    TOTAL ASSETS                                  $41,382,903   $33,128,578

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
    Long-term debt                                $   682,295   $
    Note payable of ESOP                            1,407,762
    Accrued expenses                                   12,237         3,226
TOTAL LIABILITIES                                   2,102,294         3,226

STOCKHOLDERS' EQUITY                               39,280,609    33,125,352
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $41,382,903   $33,128,578


                          STATEMENTS OF INCOME
                                                        December 31
                                                     1998          1997
INCOME
  Dividends from bank subsidiary                  $ 5,661,600  $    598,126
  Other income                                         39,079        79,954
TOTAL INCOME                                        5,700,679       678,080

EXPENSES
  Interest expense                                    119,305
  Other expenses                                      159,446        90,829

TOTAL EXPENSES                                        278,751        90,829

Income before income taxes and equity
 in undistributed net income of bank subsidiary     5,421,928       587,251

Income tax expense (benefit)                          (87,935)       (3,899)
                                                    5,509,863       591,150
Equity in undistributed net income of
 bank subsidiary                                   (1,286,889)    3,654,768

  NET INCOME                                       $4,222,974   $ 4,245,918

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         December 31, 1998 & 1997

Note 13 - Condensed Financial Information (continued)

                           First Citizens Bancshares, Inc.
                                (Parent Company Only)

                     STATEMENTS OF CASH FLOW
                                                          December 31
                                                      1998           1997
Operating Activities
Net income                                         $4,222,974    $4,245,918
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation
    Undistributed income of subsidiary              1,286,889    (3,654,768)
    Investment in subsidiary
    Gain on sale of other real estate
    (Increase) in other assets                       (124,778)      (14,230)
    (Decrease) in other liabilities                     9,011       (19,633)

     NET CASH PROVIDED BY OPERATING ACTIVITIES      5,394,096       557,287

Investing Activities
Proceeds of sale of other real estate              $  164,181   $
Investment in subsidiary                           (9,692,836)
Investment in securities                                           (500,000)
Proceeds of sale of securities                                      700,000

NET CASH PROVIDED (USED)BY INVESTING ACTIVITIES    (9,528,655)      200,000

Financing Activities
Proceeds of note payable                            4,116,000
Payment of principal on note                       (3,433,705)
Payment of dividends and payments in lieu of
  fractional shares                                (2,428,475)   (1,519,443)
Sale of Common Stock                                5,696,859       581,669
Treasury Stock transactions - net                    (102,238)        1,226

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    3,848,441      (936,548)

 INCREASE (DECREASE) IN CASH                         (286,118)     (179,261)

Cash at beginning of year                           1,271,900     1,451,161

  CASH AT END OF YEAR                              $  985,782    $1,271,900

                         FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 & 1997


Note 14 - Long Term Debt

At December 31, 1998, First Citizens Bancshares, Inc. is obligated to another financial institution on a revolving term note with a maximum available credit limit of ten million dollars, ($10,000,000). The note matures on January 2, 2008 and bears interest at one and one-fifth of one percentage point (1.2%) above the London Interbank Offered Rate for one-month periods which is published monthly. The note is secured by all of the outstanding capital stock of the Corporation's subsidiary, First Citizens National Bank. The note was incurred in order to acquire the Corporation's subsidiary Bank of Troy, and at December 31, 1998, the outstanding principal balance is $682,295.

First Citizens National Bank has secured advances from the Federal Home Loan Bank in the amounts of $35,010,053 at December 31, 1998 and $6,812,023 at December 31, 1997. At December 31, 1998, $20,660,053 is
considered long-term in nature. These advances bear interest at rates which vary from 4.8% to 6.0% and mature in the years 2008 through 2009. The obligations are secured by the Bank's entire portfolio of fully disbursed, one to four family residential mortgages.

Bank of Troy is indebted to the Federal Home Loan Bank on similar advances totaling $2,000,000 as of December 31, 1998. These loans are also secured by Bank of Troy's fully disbursed one to four family mortgages. The obligations bear interest at rates which vary from 4.8% to 5.08% and matures in 2008.

Delta Finance Company, a subsidiary of First Citizens National Bank, is obligated to General Appliance and Furniture Company, Inc. on an unsecured note payable in the amount of $1,000,000, which bears interest at the rate of six and one-half percent (6.5%) per annum and matures February 18, 1998. The Company has the intent and ability to renew the loan for another five years.

Averages for the years 1998 and 1997 are as follows:

                                          Average      Average       Average
                                          Volume    Interest Rate    Maturity


1998
First Citizens Bancshares, Inc.        $2,303,000       6.89%         2 years
First Citizens National Bank           13,728,000       5.8%          7 years
Bank of Troy                            2,000,000       5.8%          7 years
Delta Finance Company                   1,000,000       6.5%          5 years

1997
First Citizens Nat'l Bank               6,216,000       5.79%         9 years
Delta Finance Company                   1,010,000       6.5%          5 years

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998 and 1997


Note 14 - Long Term Debt (continued)

Maturities of principal on the above referenced long-term debt for the following five years is shown:

           Year Ending December 31
                   1999                             $     900,934
                   2000                                   231,152
                   2001                                   244,380
                   2002                                   258,366
                   2003                                   268,156
                 Thereafter                            22,439,360
                                                     $ 24,342,348

Note 15 - Securities Sold Under Agreement to Repurchase

At December 31, 1998 and 1997, First Citizens National Bank had out-standing balances in short-term borrowings as follows:

         1998                                         1997

Outstanding balance                          $38,106,881     $21,765,482
Weighted average interest rate                  4.40%            4.73%
Average balances outstanding during the year  27,777,314      21,066,187
Average weighted average interest rate          4.46%            4.67%

Note 16 - Non-Cash Investing and Financing Activities

During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

Investing                                     1998         1997        1996
Other real estate acquired in
 satisfaction of loans                      $249,331     $87,082      $67,302
Investment in White & Associates/
 First Citizens Insurance, L.L.C.          1,361,905

Note 17 - Financial Instruments with Off-Balance Sheet Risk

First Citizens National Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk, which are not recognized in the statement of financial position.

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

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998 and 1997

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 1998 and 1997, First Citizens
National Bank had outstanding loan commitments of $45,128,221 and $34,328,000, respectively. Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The bank requires collateral to secure these commitments when it is deemed necessary. At December 31, 1998 and 1997, outstanding standby letters of credit totaled $1,727,426 and $3,550,000.

In the normal course of business, First Citizens National Bank extends loans, which are subsequently sold to other lenders, including agencies of the U. S. government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan. At December 31, 1998 and 1997, however, the Bank had no loans sold.

Note 18 - Significant Concentrations of Credit Risk

First Citizens National Bank grants agribusiness, commercial, residential, and personal loans to customers throughout a wide area of the mid-southern United States. A large majority of the Bank's loans, however, are concentrated in the immediate vicinity of the Bank or northwest Tennessee. Although, the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent upon the agribusiness and industrial economic sectors of that geographic area.

Note 19 - Disclosure of Fair Value of Financial Instruments

The following assumptions were made and methods applied to estimate the fair value of each class of financial instruments reflected on the balance sheet of the Corporation:

CASH AND CASH EQUIVALENTS

For instruments, which qualify as cash equivalents, as described in Note 1 of Notes to Financial Statements, the carrying amount is assumed to be fair value.

INVESTMENT SECURITIES

Fair value for investment securities is based on quoted market price, if available. If quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998 and 1997


Note 19 - Disclosure of Fair Value of Financial Instruments (continued)

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

DEPOSIT LIABILITIES

Demand Deposits

The fair values of deposits which are payable on demand, such as interest-bearing and non-interest-bearing checking accounts, passbook savings, and certain money market accounts are equal to the carrying amount of the deposits.

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

SHORT-TERM BORROWINGS

Carrying amounts of short-term borrowings, which include securities sold under agreement to repurchase, approximate their fair values at December 31, 1998 and 1997.

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

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998 and 1997

Note 19 - Disclosure of Fair Value of Financial Instruments (continued)

The estimated fair values of the Corporation's financial instruments are as follows:

                                      1998                      1997
                             Carrying        Fair     Carrying        Fair
                             Amount         Value     Amount          Value
Financial Assets

Cash and cash equivalents $ 16,222,681 $ 16,222,681 $ 18,845,773 $ 18,845,773

Investment securities      102,864,268  102,951,064   71,175,540   71,205,655

 Loans                     278,220,329               229,276,999
Less:  Allowance for
       loan losses          (3,496,396)               (2,788,555)
Loans, net of allowance    274,723,933  275,378,060  226,488,444  226,197,131

Accrued interest
  receivable                 4,889,297    4,889,297    3,885,355    3,885,355


Financial Liabilities

  Deposits                 315,316,693  315,316,693  267,589,971  267,459,421

  Short-term borrowings     38,106,881   38,106,881   21,765,482  217,562,223

  Long-term debt            25,750,110   24,852,110    7,813,023    7,807,023

  Other liabilities          2,766,371    2,766,371    2,993,865    2,993,865

Unrecognized Financial
  Instruments

  Commitments to extend
   credit                   45,128,221   45,128,221   34,328,161   34,328,161
  Standby letter of
   credit                    1,727,426    1,727,426    3,550,142    3,550,142


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

Note 21   Mergers and Acquisitions

During the year ended December 31, 1997, First Citizens Bancshares, Inc. entered into a stock purchase agreement to buy all of the outstanding capital stock of Bank of Troy, Troy, Tennessee, at a price of two (2) times book value of the capital stock acquired. The acquisition was consummated on March 5, 1998, at a price of $9,692,835 in a transaction accounted for as a purchase. Accordingly, the financial records of Bank of Troy were closed, and the assets and liabilities were adjusted to fair market value as of the date that the purchase took place. The operations of the Bank of Troy are included in the consolidated financial statements from March 5, 1998 through December 31, 1998. The transactions resulted in goodwill in the amount of $3,290,977, which is being amortized over a period of fifteen (15) years.

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998 and 1997

Note 21   Mergers and Acquisitions (continued)

Pro forma results of operations of First Citizens Bancshares, Inc. computed as though Bank of Troy had been acquired at the beginning of the year ended December 31, 1997, are as follows:

                                      (in thousands)
                                       1998          1997
    Interest income                $   31,625   $   29,433
    Interest expense                   15,493       14,415
    Net interest income                16,132       15,018
    Provision for loan losses           1,028        1,117
    Net interest income after
      Provision for loan losses        15,104       13,901
    Other income                        4,326        4,024
    Other expenses                     13,103       11,482
    Net income before income taxes      6,327        6,443
    Provision for income taxes          2,090        2,154
    Net income                          4,237        4,289
    Earnings per share                   1.35         1.44
    Weighted average shares
      Outstanding                   3,145,037    2,980,680

Also, on February 11, 1998, First Citizens Bancshares, Inc. executed a transaction whereby the Corporation acquired a fifty percent (50%) interest in White & Associates/First Citizens Insurance, L.L.C., an insurance agency operating in Dyersburg, Tennessee. The Corporation issued 13,779 shares of common stock and paid $216,000 in cash for a total value of $1,469,905 in cash. The investment is recorded using the equity method and has a book value of $1,625,441 at year-end. The transaction created $1,361,905 of goodwill on the books of First Citizens National Bank associated with the investment in this Company.

First Citizens National Bank and White & Associates began the process of forming a credit life insurance company during 1998. At December 31, 1998, the Company had not been chartered and no activity had taken place in the credit life insurance company. The Bank's investment was $53,901.

Note 22 - Subsequent Events

During the year ended December 31, 1998, First Citizens Bancshares, Inc. entered into an agreement to acquire all of the outstanding capital stock of First Volunteer Corporation, a one-bank holding company which owns First Volunteer Bank located in Union City, Tennessee. The agreement sets forth a transaction to be accomplished entirely as an exchange of common stock in an exchange ratio to be determined according to a formula described in the agreement. The transaction was consummated on February 12, 1999, requiring the issuance of 445,251 shares of First Citizens Bancshares, Inc. capital stock.

Note 23 -  Common Capital Stock

On April 16, 1998, First Citizens Bancshares, Inc. filed Articles of Amendment to its Charter increasing the total authorized number of common shares of stock from 2,000,000 to 10,000,000 and changing the par value from $1 to no par value. The Corporation then declared a four for one stock split, according to which all shareholders received three (3) additional shares of common stock for each share owned. The split resulted in the issuance of 2,145,678 new shares. The shares are recorded at one dollar ($1) per share requiring the transfer of an equal amount form paid-in capital to capital stock.

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998 and 1997

Note 24 - Amounts Receivable From Certain Persons
                                               Year Ended December 31, 1998
                                                        (In Thousands)


Column A                        Column B     Column C     Column D          Column E
                                Balance at                                 Balance at
                                Beginning                                    End of
                                of Period    Additions   Deductions         Period
                                                                Amounts
                                                       Amounts  Written            Not
                                                      Collected   Off     Current Current
Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens Bancshares,
    Inc. (23)                    $4,933     $7,563    $4,262      $-0-    $8,234   $-0-

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens National
  Bank  (23)                     $4,986      $7,563    $4,315      $-0-    $8,234  $-0-


                                              Year Ended December 31, 1997

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens Bancshares,
    Inc. (25)                    $4,328     $4,146    $3,541      $-0-    $4,933   $-0-

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
  Officers of First
  Citizens National
  Bank  (25)                     $4,448      $4,166    $3,628      $-0-   $4,986  $-0-




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

                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in Bancshares' 1998 Proxy Statement regarding directors and officers is incorporated herein by reference in response to this Item.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is set forth in the 1998 Proxy Statement, and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 1998 Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers, Directors and principal shareholders of the holding company (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail on page 13 of the Proxy Statement under "Certain Relationships and Related Transactions" and incorporated herein by reference.
Additional information concerning indebtedness to Bancshares and First Citizens by Directors and/or their affiliates is included herein under Part III, Page 71 "Amounts Receivable from Certain Persons".

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

                                            FIRST CITIZENS BANCSHARES, INC.


                                            By /s/Stallings Lipford
                                               Stallings Lipford
                                               Chairman


                                            By /s/Jeff Agee
                                               Jeff Agee
                                               Vice President & Principal
                                               Financial Officer

     Dated:   03/15/99

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 1999.

/s/ Eddie Anderson                          /s/Mary Frances McCauley
Eddie Anderson                              Mary Frances McCauley
Director                                    Director

                                            /s/L. D. Pennington
/s J. Walter Bradshaw                       L. D. Pennington
J. Walter Bradshaw                          Director
Director

/s/James Daniel Carpenter                   /s/G. W. Smitheal, III
James Daniel Carpenter                      G. W. Smitheal, III
Director                                    Director


/s/William C. Cloar                         /s/David R. Taylor
William C. Cloar                            David R. Taylor
Director                                    Director

                                            /s/Larry S. White
/s/Richard Donner                           Larry S. White
Richard W. Donner                           Director
Director
                                            /s/P. H. White, Jr.
/s/Bentley F. Edwards                       P. H. White, Jr.
Bentley F. Edwards                          Director
Director
                                            /s/Dwight Steven Williams
/s/Ralph E. Henson                          Dwight Steven Williams
Ralph E. Henson                             Director
Director
                                            /s/Katie S. Winchester
/s/Larry W. Gibson                          Katie S. Winchester
Larry W. Gibson                             Director
Director

/s/Barry T. Ladd                            /s/Billy S. Yates
Barry T. Ladd                               Billy S. Yates
Director                                    Director

/s/Stallings Lipford
Stallings Lipford
Director

/s/ Milton E. Magee
Milton E. Magee
Director