Form 10-Q
period 1999-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 1999-05-14
CIK 719264

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1999   Commission File Number 0-11709

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

Of the registrant's only class of common stock (No par value) there were 3,698,232 shares outstanding as of March 31, 1999(net of treasury stock).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                       FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                          (stated in thousands)

                                      March 31,    December 31,
                                        1999          1998
                                      (Unaudited)     (Note)
ASSETS
Cash and due from banks                $17,442       $14,223
Federal funds sold                      $3,000        $2,000
Investment securities
 Trading Investments-stated at market       $0            $0
 Held to maturity-amortized cost-fair
  value of $22,297 at March 31,
  1999 and $25,798 at December 31,
  1998.                                $22,426       $25,710
 Available for sale-stated at market   $90,413       $77,153
Loans (Excluding unearned income of
  $2,754 at March 31, 1999 and
  $2,216 at December 31, 1998)        $310,391      $278,220
Less: Allowance for loan losses         $3,940        $3,496
  Net Loans                           $306,451      $274,724
Premises and equipment                 $11,748        $9,880
Intangible Assets                       $4,493        $3,447
Other assets                           $14,020       $14,084

     TOTAL ASSETS                     $469,993      $421,221

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                              $351,269      $315,317
Securities sold under Agreements
  to Repurchase                        $22,060       $21,282
Federal Funds Purchased & Other
  Short Term Borrowing                 $20,175       $16,825
Long term debt                         $27,984       $24,342
Notes Payable of Employee Stock
  Ownership Plan                        $1,330        $1,408
Other liabilities                       $3,492        $2,766
     TOTAL LIABILITIES                $426,310      $381,940

Stockholders' Equity
  Common stock, No par value-
   10,000,000 authorized; 3,698,258
   issued and outstanding at March
   31, 1999; 3,244,899 issued and
   outstanding at December 31, 1998     $3,698        $3,245
Surplus                                $14,831       $13,892
Retained earnings                      $26,537       $23,200
Obligation of Employee Stock
  Ownership Plan                       ($1,330)      ($1,408)
Net unrealized gains (losses)
  on available for sale                   ($52)         $481
     Total Common Stock and
        Retained Earnings              $43,684       $39,410
Less-26 treasury shares, at
  cost at March 31, 1999 and 4,584
  shares at December 31, 1998              ($1)        ($129)
    TOTAL STOCKHOLDERS' EQUITY         $43,683       $39,281

 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $469,993      $421,221

NOTE: The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date and condensed.

                    FIRST CITIZENS BANCSHARES, INC.
                          AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF INCOME
                          (UNAUDITED)
     (stated in thousands except E.P.S. and shares outstanding)

                                      Three Month Periods Ended
                                      March 31,     March 31,
                                       1999           1998

     INTEREST INCOME
Interest and fees on loans           $7,084         $5,730
Interest on investment securities:
  Taxable                            $1,452         $1,115
  Tax-exempt                           $164           $132
Other interest income-Fed Funds Sold   $100            $94
Other interest income-Checking          $15             $0
Lease financing income                   $0             $0
     TOTAL INTEREST INCOME           $8,815         $7,071

     INTEREST EXPENSE
Interest on deposits                 $3,394         $3,081
Other interest expense                 $790           $311
     TOTAL INTEREST EXPENSE          $4,184         $3,392
     NET INTEREST INCOME             $4,631         $3,679

Provision for loan losses              $206           $210

   Net interest income
     after provision                 $4,425         $3,469

     Other Income
Securities gains (losses)               $31            $26
Other income                         $1,353         $1,050
     Total Other Income              $1,384         $1,076

Other expenses                       $3,736         $2,869

     Net income before
       income taxes                  $2,073         $1,676
Provision for income taxes             $716           $568
     Net Income                      $1,357         $1,108

     Earnings Per Share               $0.38          $0.36
  Weighted average number of
    shares outstanding              3562501        3043212


1998 earnings per share data has been adjusted to reflect a 4:1 split (the weighted average number of shares outstanding were adjusted for a more comparable review).

                     FIRST CITIZENS BANCSHARES, INC.
                             AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (UNAUDITED, STATED IN THOUSANDS)

                                Three Months Ended March 31
                              1999          1998      1997
OPERATING ACTIVITIES
Net cash provided by
 operating activities        $ 1,566      $ 2,990      $   161
INVESTING ACTIVITIES
Proceeds of maturities
  of held to maturity
  securities                 $ 5,284      $ 3,992      $ 4,499
Purchase of held to
  maturity investments      ($ 2,000)    ($ 5,043)    ($ 8,990)
Proceeds from maturities
  of available for sale
  securities                 $ 6,942      $ 5,463      $ 3,103
Proceeds from sales of
  available for sale
  securities                 $   839      $ 1,500      $ 1,000
Purchase of available
  for sale securities       ($14,200)    ($25,163)    ($ 4,860)
Increase in loans-net       ($ 3,186)    ($30,395)    ($ 3,167)
Payment for purchase of
 Bank of Troy-net of cash
 acquired                    $     0     ($ 5,957)     $     0
Purchases of premises
  and equipment                ($820)    ($ 1,192)    ($   349)
Net Cash provided by
  investing activities      ($ 7,141)    ($56,795)    ($ 8,764)

FINANCING ACTIVITIES

Net Increase (Decrease)
  in Demand & Savings
  Accounts                  ($ 1,541)     $ 7,966      $ 5,237
Increase (Decrease) in
  Time Accounts             ($ 7,271)     $34,275     ($ 4,776)
Increase (Decrease) in
  Long term Debt             $ 2,718      $10,087      $ 4,460
Treasury Stock
  Transactions               $   128     ($     9)     $     1
Proceeds from Sale of
  Common Stock               $   240      $ 1,811      $   100
Cash Dividends Paid         ($   703)    ($   391)    ($   302)
Net Increase (Decrease)in
 Short Term Borrowings       $ 4,128      $   856      $ 4,195
Net Cash provided (used)by
  Financing Activities      ($ 2,301)     $54,595      $ 8,915
Increase (Decrease) in
  Cash & Cash
  Equivalents               ($ 7,876)     $   790      $   312
Cash and Cash
  Equivalents at
  beginning of year          $28,318      $18,846      $13,507
Cash and Cash Equivalents
  at end of year             $20,442      $19,636      $13,819

Cash Payments made for interest and income taxes during the years presented are as follows:
                               1999         1998         1997
Interest                     $ 4,668      $ 3,263      $ 3,106
Income Taxes                 $   140      $   725      $   263

A non cash transaction took place on January 1, 1999 to purchase First Volunteer Bank and its holding company. The following parent company amounts were purchased by issuing 445,000 shares of our stock. The First Volunteer investment comprises various assets and liabilities.

                       FIRST CITIZENS BANCSHARES, INC.
                               AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONT.)
                       (UNAUDITED, STATED IN THOUSANDS)



                             Assets           Liabilities

Cash                          $    1
Due From                      $   10
Prepaids                      $   85
First Volunteer Bank Invest.  $3,997
Plateau                       $    3
Accrued Interest                               $    3
Accrued Taxes                                  $   10
Other Payables                                 $   56
Note Payable                                   $  225
Capital                                        $3,802

TOTALS                        $4,096           $4,096



                       FIRST CITIZENS BANCSHARES, INC.
                      STATEMENT OF COMPREHENSIVE INCOME
                 STATED IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                         Three Months Ended March
                                           1999           1998

Net Income                                $1,357         $1,108

Changes in Available for Sale Securities   ($888)           $57
Tax Impact (Available for Sale Securities)  $355           ($23)

Comprehensive Income                        $824         $1,142

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                           (stated in thousands)
                               MARCH 31, 1999

NOTE 1-CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1999, the consolidated statements of income for the three month periods ended March 31, 1999, 1998, and 1997, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2-ORGANIZATION

First Citizens Bancshares, Inc. is a Bank Holding Company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3-SHORT TERM BORROWINGS

                                         03/31/99       03/31/98

Amount outstanding-end of period         $42,235        $22,621
Weighted average rate of outstanding       4.75%          4.71%
Maximum amount of borrowings at
    month ends                           $42,235        $22,621
Average amounts outstanding for period   $39,750        $21,019
Weighted average rate of average amounts   4.77%          4.51%

NOTE 4-LONG TERM DEBT

Long term debt is comprised of Federal Home Loan Bank Borrowings and finance company debt, and new debt associated with the Troy acquisition. The finance company debt is classified as long term debt due to our intent to renew. The parent company debt is with Suntrust-Nashville. The average life is as presented and the FHLB funds are matched with loans and investments.


                       Average    Average   Average     Repricing
                        Volume      Rate    Maturity    Frequency

FHLB Borrowings        $22,958     5.80%    8 years        Fixed
Finance Company Debt    $1,000     6.00%    5 years        Fixed
Parent Company Debt     $1,360     6.89%    2 years      Monthly
ESOP Obligation         $1,369     6.89%    3 years      Monthly

                       FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                (UNAUDITED)
                            (stated in thousands)
                               MARCH 31, 1999

NOTE 5-STATEMENT OF CASH FLOWS

                             March        March        March
                             1999         1998         1997
Actual payments made
  during the periods:
 Interest                   $4,668       $3,263      $3,106
 Income taxes               $  140       $  725      $  263

NOTE 6-CONTINGENT LIABILITIES

There are no material pending litigations as of the current reportable date that would result in a liability.

NOTE 7-INVESTMENT SECURITIES

The difference between book values of investment securities and market values at March 31, 1999 and December 31, 1998, total
$129 and $87 respectively. FASB 115 requires banks to classify securities into Held to Maturity, Available for Sale, and Trading. First Citizens has $0 in the trading account. The available for sale securities values are adjusted to market every quarter and the adjustments flow to the capital section (net of tax). The Held to Maturity securities are stated at amortized cost. The available for sale securities reflects a negative $888 decrease for the ending period of March 1999 and, net of tax ($533) flowed to capital. These movements can fluctuate with the bond market.

First Citizens has not engaged in any derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reported periods.

NOTE 8-REGULATORY CAPITAL REQUIREMENTS

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc., and First Citizens
National Bank. On December 16, 1988, the Federal Reserve Board approved the Risk Based Capital Guidelines for Bank Holding
Companies.  Presently, the Holding Company and First Citizens
National Bank, exceed the required minimum standards set by the Regulators. The consolidated Tier 1 Ratio and Tier 2 Ratio are 11.83% and 13.02% respectively.

NOTE 9-DEFERRED INCOME TAXES

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax liability account reflects an asset totaling
$647. The timing differences mainly consist of Reserve for Loan Loss timing differences.

NOTE 10-RESERVE FOR LOAN LOSSES

FASB 114 and 118 were implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

                    FIRST CITIZENS BANCSHARES, INC.,
                            AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                              (UNAUDITED)
                        (stated in thousands)
                             MARCH 31, 1999

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance               $1,389
Amount of Recorded Balance with Related Allowance       $1,128
Amount of Recorded Balance with no Related Allowance    $  261

Interest income is recognized on impaired loans on a cash basis. Cash receipts are applied as cost recovery or principal recovery first, consistent with OCC Regulations.

First Citizens will continue to make sure the overall reserve is adequate in addition to the impaired loans.

Note 11 - Asset Impairment

The financial standards board issued statement 121 addressing accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and good-will related to those assets. The statement addresses accounting for long lived assets and certain identifiable assets to be disposed. The statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

As of the reportable date, there are no FASB 121 adjustments.

Note 12-FASB 128 and 129-Earnings Per Share

First Citizens Bancshares has a simple capital structure with only common stock outstanding. The method used for computing the weighted average shares is based off a daily weighted average amount. First Citizens has no preferred stock, redeemable stock, or any items that would dilute basic earnings per share.

Note 13-FASB 130-Comprehensive Income

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

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                  (UNAUDITED)
                              (stated in thousands)
                                 MARCH 31, 1999

Note 14-Accounting Research Bulletin 16-Business Combination

On January 1, 1999, First Citizens Bancshares purchased the First Volunteer Bank (Union City, TN). The newly acquired bank is a subsidiary of the Parent Company. First Volunteer has total assets of approximately $49 million. The bank is located in the County of Obion and will expand Bancshare's market as projected in our strategic plan. The acquisition was funded by issuing 445,000 shares of stock and was accounted for by the pooling accounting method. The assets, liabilities, and stockholder's equity amounts were combined using the pooling accounting method (continuation of acquiree books onto our books). The total cost of the acquisition was $11 million. There were no material accounting adjustments of net assets of the combining companies to adopt similar accounting practices. There were no changes in retained earnings due to the changing of the companies' fiscal year end. Both companies have December 31 year ends. First Volunteer produced a YTD net income of $137,000 for the first three months, which is consolidated into bancshare's totals.

Note 15-FASB 132-Employers' Disclosures about Pensions and Other Postretirement Benefits.

First Citizens and its subsidiaries do not sponsor any defined benefit plans or postretirement benefits.

Note 16-Leveraged ESOP
Origination Date:  6/25/98

First Citizens Bancshares has guaranteed a $2,000 loan payable to Suntrust Bank of Nashville, Tennessee at the rate of Libor plus 1.20%. Accrued interest is payable quarterly commencing July 1, 1998. Principal shall be paid in equal quarterly payments of $52 comencing October 1, 1998. There are no prepayment penalties associated with this loan. It is our intent to pay this loan off within 3 years. First Citizens Bancshares issued 85,106 shares at the current market/appraised price of $23.50 to use for the ESOP purchase/leverage. The parent company also recorded a note payable and a contra equity account for this transaction. The contra equity account is called unallocated ESOP shares. The source of repayment of this loan will be the lead bank (First Citizens National Bank). First Citizens will record as an expense the contriubtions for the funding of the payments to the ESOP. First Citizens National Bank contributes 10% of covered payroll on an annual basis to the ESOP.

First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and Trust is considered a money purchase/stock bonus plan. The plan trustee is the Investment Management and Trust Services Division of First Citizens National Bank. The eligibility requirements to participate in the plan are: an employee must complete 1 year of service and attain the age of 21. Each year, First Citizens National Bank will contribute 10% to the money purchase pension plan and the contributions to the stock bonus plan will be discretionary. The stock bonus plan has not been utilized in the 1990's. An employee has to be employed on the last day of the year and have completed 1000 hours of service to receive a contribution. The current YTD expense of our ESOP is $136 thousand.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First quarter earnings of $1,357,000 reflect an increase in excess of 22% when compared to first quarter,1998. Improvement is noted in both net interest income (26%) and fee income (29%). Return on average assets of 1.20% and average equity of 12.72% should continue to improve as efficiencies are gained through the combination of accounting and processing systems. Ongoing improvement in fee income should be realized as subsidiaries grow and mature. A Business Development Plan which focuses on increased relationships per customer has generated excellent sales results and increased volume for White and Associates/First Citizens Insurance, First Citizens Financial Plus and Mortgage Lending as well as improving the number of banking relationships per household.

Net income per common share increased from 36 cents per share in first quarter, 1998 to 38 cents in the quarter just ended. Year to date trading in Bancshares stock has been active, with 22,581 shares being traded at $30.00 per share.
The increase of 614,000 in number of shares exchanged with First Volunteer shareholders, and an additional 169,000 shares to meet demands of our Dividend Reinvestment Program.

First quarter dividends of .1875 cents per share are up 50% when compared to the same quarter in 1998. Growth in shareholder return is made possible by continued improvement in Company earnings and is in line with goals of the Capital Plan. The equity position of Bancshares remains strong, increasing to 9.29% from 9.10% for the twelve month period ending March 31, 1999. Management will continue efforts to invest excess capital in a manner that compliments earnings and enhances the potential to increase shareholder dividends.

Other significant activity occurring first quarter, 1999 was the merger of First Volunteer Bank in Union City with First Citizens National Bank. Total assets increased to $470 million and doubled our presence in Obion County. Throughout the remaining three quarters of 1999, attention will be focused on branch delivery of Brokerage, Trust, Insurance and Mortgage services in all markets.

Net interest margins continue to improve when comparing 3.88% at 3/31/99 to
4.27% at 3/31/98.   Margin trends reflect a ratio of 4% or higher in the years of 1997-1998. Total Asset growth of 19.89% reflects the purchase of First Volunteer Bank effective January 1, 1999. Quality in the loan portfolio continues to be a primary focus of Bank management. Non-performing loans represent $1,809,000 or.46% of total loans, slightly better than peer ratio of
 .82%. Non performing loans at 3/31/98 was .26% of total loans. Problem loans total $7,866,872, representing 2.53% of total loans. The internal loan review report indicates that the loan portfolio is in good condition based on the percentage of problem loans to gross capital funds as of 3/31/99. For further information on the loan portfolio refer to the section labeled Composition of Loans.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

First Citizens National Bank continues to focus on controlled growth, efficiency and diversification of operations and products. The Bank's Strategic Plan supports management objectives through strategic action steps that call for asset growth through acquisitions as well as an aggressive referral and sales program. The Bank of Troy acquisition and First Volunteer merger increased total assets approximately $110 million.

A strong focus is also placed on increasing fee income by establishing bank subsidiaries that have potential to enhance net income. Expansion of Delta Finance in Milan, TN. was accomplished in late 1998. Delta Finance I and Delta Finance II together posted a net profit of $5,000 first quarter. Delta Finance II is not projected to post a profit until late 1999. First Citizens purchased 50 percent of White and Associates Insurance Agency, the largest insurance agency in Dyersburg, Dyer County, Tennessee. The company posted year to date income levels of $64,000. In addition, White and Associates/First Citizens newly established credit life insurance company posted $6,000 year-to-date income.

Operating efficiency is achieved through implementation of action steps set in
the Bank's Technology Strategic Plan.   Recent technological advancements have
been the development and installation of Internet based banking. First Citizens signed a contract with nFront based in Atlanta, Georgia to offer a full service, interactive internet banking site. First Citizens Internet Banking site will be available for customer signup on or before July 1, 1999 at the Bank's domain location, FirstCitizens-Bank.Com. First Citizens currently offers touch-tone telephone banking to its customers with utilization of over 18,000 calls monthly.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens' liquidity, capital resources or results of operations. There currently exists no recommendation by regulatory authorities which if implemented, would have such an effect. Interstate Banking/Branching became a reality through legislation passed September 13, 1994. The act permits full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market place, competing for deposit dollars and earning assets with four other banks, two of which are branches of large regional competitors.
First Tennessee Bank and Union Planters National Bank are the two largest financial institutions in the state. First Citizens has historically maintained in excess of 50% of local market share and reflected 52% as of June 1998. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services required for maintaining a satisfactory customer relationship moving into the next decade and beyond. The most recent market analysis indicates a remarkably strong performance by First Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

Every industry which interprets or stores data formats has been posed with the year 2000 challenge. In year 2000 related issues are a widely recognized universal problem related to the way in which computer systems process dates. The numerous inquiries received from both customers and vendors have made us aware of the level of concern among those with whom we do business. Customer confidence in First Citizens National Bank now and after year 2000 is a top priority. For this reason we have dedicated the resources necessary to ensure that the millennium change will not change the way we service our customers. As early as 1997 a plan was developed based on guidelines suggested by the Federal Financial Institution Examination Council and approved by the bank's Board of Directors. A Year 2000 Team was formed, led by the Chief
Operations Officer, and supported by Senior staff of the Information Systems Division of First Citizens.

Will First Citizens National Bank be ready for Year 2000?
Yes! We have reviewed all mission critical core processing systems, AS/400 and distributed applications, data communications, physical plant, building security and desktop applications to ensure that they are capable of functioning through and beyond year 2000. As of December 31, 1998 we had identified, renovated or replaced and successfully tested in excess of 90% of all mission critical systems. Our efforts to bring 100% of our systems into compliance in a timely manner will be monitored by our primary regulator, the Comptroller of the Currency on a quarterly basis during 1999.

The following table compares year-to-date non-interest income, and expense of First Citizens as of March 31, 1999, 1998, and 1997:

                                  Non-Interest Income
                                    (in thousands)
                                       March 31
                                 % of                % of
                       1999     Change    1998      Change   1997
Service Charges on
  Deposit Accounts     $534           29.93%    $411    3.01%   $399
Other Income           $630     46.85%    $429      17.54%   $365
Trust Income           $220     (6.78%)   $236      (.43%)   $237
TOTAL NON-INTEREST
  INCOME             $1,384     28.62%  $1,076       7.50% $1,001
Total non-interest income increased 28.62% and 7.50% when comparing 1999 to 1998 and 1997. The increase reflects a continued focus on fee income and the bank's commitment to diversifying the income stream. Results of these efforts are evident when comparing first quarter 1999 other income category to previous years. Increased sales in Mortgage Lending, Broker Services and Insurance, reflective of the bank's newly established referral and sales program, resulted in a 46.85% increase in Other Income. Referrals resulting in closed sales increased over 50% when comparing first quarter, 1999 to first quarter, 1998.
A decrease in Trust Income of 6.78% is reflective of a one time credit of fee income resulting from a large estate settlement in first quarter, 1998.
Without the settlement Trust income would have remained flat when compared to previous year. In October 1996, the Board approved reallocating assets of approximately $3 million to purchase permanent life insurance for Officers having the rank of Vice President and up. This program allows the bank to increase the retention rate of key officers while continuing to earn income on the reallocated assets.

In the event of the death of the insured officer, the Bank's original investment plus accrued interest will be repaid, as well as a death benefit paid to the designated beneficiaries. The plan is in effect at 800+ banks and is in full compliance with regulatory parameters as defined by the Office of the Comptroller of the Currency.

Non-Interest Expense
                                        (in thousands)
                                           March 31
                                % of               % of
                      1999     Change    1998     Change     1997
Salaries & Employee
 Benefits            $2,121    28.62%   $1,649    11.72%   $1,476
Net Occupancy
  Expense            $  625    26.52%   $  494     6.47%   $  464
Other Operating
  Expense            $  990    36.36%   $  726    26.48%   $  574
TOTAL NON-INTEREST
  EXPENSE            $3,736    30.22%   $2,869    14.12%   $2,514

Non-interest expense reflects ongoing efforts to monitor and control non-interest expense categories such as salaries and benefits, net occupancy expense and other operating expense. A comparison of staffing levels reveals that First Citizens maintains one fulltime equivalent employee for every 2.6 million in assets. Peer banks ratio as of 12/31/98 was 2.5 million dollars in assets per employee. Unlike most peer banks, First Citizens maintains an Investment and Trust Services Division, Brokerage Firm, Agricultural and Mortgage Lending Department, and a Finance Company. Each of these entities adds additional staff, as does the extended banking hours on Thursday, Friday, and Saturday. First Citizens is committed to attracting and retaining well qualified personnel by offering salaries and employees benefits which equal or exceed peer companies, paying bonuses when productivity standards are met, and enhancing career opportunities by promoting from within when possible.
Fulltime equivalent employees were 172 at 3/31/98.  First Volunteer acquisition
(21), Opening of Delta Finance II (2), and employees hired to establish brokerage and mortgage lending service in Obion and Lauderdale Counties (3) increased FTE approximately 27 employees in 1999.

Technology investments resulted in an increase in computer expense and the related depreciation to those investments. Net occupancy and other operating expense increased 26.52% when compared to 3/31/98. Installation of a Wide Area Network was completed the last half of 1998. Other investments in technology related equipment were the purchase and installation of computer related wiring and equipment associated with bringing Bank of Troy and First Volunteer computer systems online with those of First Citizens National Bank. Net occupancy expense is projected to continue to increase as technology is installed to meet the needs of our customer base. These costs will be offset in part by the reallocation of employees to fee income producing positions. Other operating expense increased due to organizational cost associated with the Insurance Agency, Bank of Troy and First Volunteer acquisitions.

                             DEPOSITS

The average daily amount of deposits and average rates paid on such deposits are summarized for the quarters ending March 31 for the years indicated:

                                  COMPOSITION OF DEPOSITS
                                       (in thousands)
                         1999               1998             1997
                   Average  Average  Average   Average   Average Average
                   Balance   Rate    Balance    Rate     Balance    Rate
Non
 Interest Bearing
 Demand Deposits  $ 36,923       0%   $ 30,918       0%  $ 26,974      0%

Savings Deposits  $121,371    2.84%   $ 85,943    3.30%  $ 82,994   3.27%

Time  Deposits    $192,720    5.21%   $162,885    5.57%  $147,971   5.44%

TOTAL  DEPOSITS   $351,014    3.84%   $279,746    4.26%  $257,939   4.17%

Deposit growth continues to be a challenge for First Citizens National Bank. The Company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. A recent market survey indicates that First Citizens holds approximately 51% of total deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (20%), Security Bank (15%), Union Planters, another large regional bank holds approximately 12 percent of total deposits. All others hold the remaining 2% of total deposits. First Citizens also competes with a Credit Union, Finance Companies, Brokerage Firms, and other types of financial service providers. Total deposits increased only 3.84% when comparing 3/31/99 to 3/31/98. Total deposits purchased in the Bank of Troy and First Volunteer acquisitions were approximately $82 million. Economic indicators for the West Tennessee area are extremely optimistic. We expect the population to grow at a marginal rate, in the three counties in which we have banking locations. Dyer County is projected to grow from the 1998 population of 36,489 to 37,400 by the year 2003. Previous expectations of Lauderdale County were for the population to decline. However, current projections call for an increase from 31,960 to 32,055, a gain of less than 1 percent. The population of Obion County is projected to increase slightly in the next five years. First Citizens holds in excess of 17% of total deposits in Obion County and 4.82% in Lauderdale.

Average rates paid on deposits continue to reflect sound asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit strategy adopted in 1996 was a shifting from paying higher rates to obtain retail deposits to the purchase of wholesale deposits. Interest cost of wholesale deposits in comparison to market rates paid on retail deposits often provides for net interest margins that compliment the bank's capital plan. The first quarter of 1999 the Asset/Liability Management Team made a decision to become more aggressive in paying rates to acquire or retain a total customer relationship. As a result of the decision, Marketing developed the "Nine Month Certificate of Deposit" on which interest rates paid are determined by the existing relationship or a newly established
relationship.   The new Certificate was also developed to encourage customers to lock in maturities on CDs past January 1, 2000.

The bank measures its degree to which short-term and marketable assets are available to fund short term liabilities and outflow of deposits through its liquidity ratio. The liquidity ratio at 3/31/99 was 22.82% including approved lines of credit totaling $89,500,000. The projected liquidity range set in the Asset/Liability policy is 22.26% to 27.57%. Another measure of liquidity is the dependency ratio that indicates the degree to which volatile liabilities are being relied upon to fund longer term assets. The lower the dependency ratio, the more liquid the bank. First Citizens dependency ratio at 3/31/99 was 8.84% well within policy guidelines of 6.92% to 9.62%.

Sweep Account Funds totaling $10,270,000 are not included in the average balances for demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $22,000,000 with an average rate of 4.00 percent at 3/31/99. Repurchase Agreement "Sweep" is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on March 31, 1999:

          Maturity Distribution Of Time Certificates Of Deposit
           In Amounts of $100,000 Or More As Of March 31, 1999
                              (in thousands)
           Maturity                                 Total Amount
       3 months or less                               $17,761
       3 through 12 months                            $23,408
       1 year through 5 years                         $ 4,363
       over 5 years                                   $     0
                                           Total      $45,532

Interest earning assets as of 3/31/99 were $423,021,000 at an average rate of 8.44% compared to $320,342,000, average rate of 8.92% at 3/31/98. The average rate on total interest bearing liabilities was 4.38%, 4.82% and 4.65% as of March 31, 1999, 1998, and 1997. Net yield on average earning assets was 4.48%, 4.68%, and 4.56%, reflecting an increased competitive environment. Maintaining interest rate margins achieved in prior years continues to be a challenge. Customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earning assets and average costs on interest bearing liabilities. The average yield on interest earning assets dropped when reviewing the information presented in the table.

                          First Citizens Bancshares, Inc.
                             Quarter Ending March 31
                    Monthly Average Balances and Interest Rates
                                 (in thousands)
                           1999                    1998                    1997
                   Average        Average  Average        Average Average          Average
                   Balance Interest Rate   Balance Interest  Rate Balance Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)  $306,742 $7,084  9.24%  $235,315 $5,730 9.74%  $207,667 $4,884   9.41%

Investment Securities:
  Taxable          $ 96,406 $1,452  6.02%  $ 66,998 $1,115 6.66%  $ 66,522 $1,134   6.82%

  Tax Exempt (4)   $ 15,249 $  273  7.16%  $ 11,392 $  199 6.99%  $ 10,568 $  201   7.61%

Interest Earning
  Deposits         $    492 $   15 12.19%  $    436      6 5.51%  $    201 $    2   3.98%

Federal Funds Sold $  4,132 $  100  9.68%  $  6,201 $   88 5.68%  $  3,096 $   43   5.56%

Lease Financing    $      0 $    0     0%  $      0 $    0    0%  $      0 $    0      0%

Total Interest
  Earning Assets   $423,021 $8,924  8.44%  $320,342 $7,138 8.92%  $288,054 $6,264   8.70%

NON-INTEREST
  EARNING ASSETS:

Cash and Due From
  Banks            $ 14,696 $    0     0%  $ 10,978 $    0    0%  $ 10,403 $    0      0%

Bank Premises and
  Equipment        $ 11,664 $    0     0%  $  8,107 $    0    0%  $  8,144 $    0      0%

Other Assets       $ 16,194 $    0     0%  $ 10,436 $    0    0%  $  7,338 $    0      0%

Total Assets       $465,575 $    0     0%  $349,863 $    0    0%  $313,939 $    0      0%

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
INTEREST BEARING

LIABILITIES:
Savings Deposits   $121,371 $  862  2.84% $ 85,943 $   708 3.30%  $ 82,994 $   678  3.27%

Time Deposits      $192,720 $2,511  5.21% $162,885 $ 2,268 5.57%  $147,971 $ 2,011  5.44%

Federal Funds
 Purchased and
 Other Interest
 Bearing
  Liabilities      $ 67,963 $  811  4.77% $ 32,784  $  416 5.08%  $ 25,560 $   293  4.59%

Total Interest
 Bearing
  Liabilities      $382,054 $4,184  4.38% $281,612  $3,392 4.82%  $256,525 $ 2,982  4.65%

 NON-INTEREST
BEARING LIABILITIES:
Demand Deposits    $36,923  $    0     0% $ 30,918  $    0    0%  $ 26,974 $     0     0%

Other Liabilities  $ 3,597  $    0     0% $  3,814  $    0    0%  $  2,194 $     0     0%

Total Liabilities  $422,574 $    0     0% $316,344  $    0    0%  $285,693 $     0     0%

SHAREHOLDERS'
  EQUITY           $ 43,001 $    0     0% $ 33,525  $    0    0%  $ 28,246 $     0     0%

TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY           $465,575 $    0     0% $349,869 $     0    0%  $313,939 $     0     0%

 NET INTEREST
  INCOME           $      0 $4,740     0% $      0 $ 3,746    0%  $      0 $ 3,382     0%

NET YIELD ON
  AVERAGE EARNING
  ASSETS           $      0 $    0  4.48% $      0 $     0 4.68%  $      0 $     0  4.56%
(Annualized)

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)      Nonaccrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                         COMPOSITION OF LOANS

The loan portfolio totaling $310,391,000 at 3/31/99 is First Citizens largest earning asset. Total loans at 3/31/98 were $259,870,000. Loans acquired in the Bank of Troy and First Volunteer acquisitions added approximately $58 million to the loan portfolio. Exceptional loan growth has been the experience of the bank for the years reflected in the Composition of Loan table. A comparison of portfolio growth indicates the largest percentage of growth is centered in Commercial & Agriculture loans. Loans in this category increased $46,429,000 or 14.95%. Real estate loans, consisting primarily of Mortgage and Construction loans increased over $28 million or 9.07%. The upward trend in mortgage loans is not only attributed to loans acquired in the acquisitions, but to substantial growth in the population and new home starts in Dyer and the surrounding Counties. Monthly new housing starts in 1997 totaled approximately 48 in Dyersburg, Tennessee and 135 in Dyer County, Tennessee. Demographics from the Dyersburg Dyer County Chamber of Commerce reflects that Dyersburg, Tennessee is one of the fastest-growing communities in Tennessee. During the 1980's the population increased 16.4%. Tennessee named Dyer County a Three-Star Community for 15 consecutive years for its community economic development preparedness. Dyersburg/Dyer County is a regional, retail, medical,employment and cultural center for more than 300,000 people who live in 10 counties. The 1996 Per Capital Income for trade area counties list Dyer County at $19,930, Obion County $20,675, and Lauderdale County at $16,101. Other surrounding counties range from $11,814 to $19,029.

First Citizens is the largest agriculture lender in the state of Tennessee and is an approved Farm Credit Services Lender. Agriculture services comprise a significant portion of the Dyer County market. Total farm land in production
is approximately 231,000 acres or 56% of Dyer County land.   The average value
of farm land is $449,501.   Farming is a $79 million industry in the county.
Dyer County is Tennessee's no. 1 producer of soybeans, grain, sorghum, commercial vegetables and rice. Other important crops are wheat, cotton and corn. The county's 509 farm operations average 453 acres. Agricultural credits 30 days or more past due total $1.2 million. Agricultural credits listed on the bank's problem list total approximately $2.4 million with more than $1 million guaranteed by FCS. Agricultural loans total $28,384,211 or 9.16% of total loan portfolio. The agricultural economy experienced a downturn in 1998
due to a combination of drought, flooding and low commodity prices.   Each year
since 1993 farmers in the Mississippi River delta have experienced flooding along the river and its tributaries. However, many of the farmers were successful in planting late beans and averting a total disaster. The scenario changed in 1998 when most farmers in this area suffered flooding or some form of water damage and the farmers in the "hills" suffered from too much water early and then not enough water during the late summer months. When disastrous weather is coupled with low grain and live stock prices this could mean that West Tennessee farmers could experience financial difficulties, depending on financial strength of the farmer. Grain prices are projected at low levels in 1999 due to the fragile economic conditions in Asia and Latin America plus above average grain production (for previous years) in South America.
Loan Administration is continuously assessing the potential effect of uncontrolled factors to the banks loan portfolio. As of this report date, losses to local farmers and the bank's portfolio are projected to be at a manageable level.

Growth in the consumer loan portfolio was slowed in early 1997 due to an increase in the number of bankruptcies in the State of Tennessee as well as perceived deterioration in consumer credit in Dyer County. Loan Administration developed credit scoring tools as well as tighter consumer lending policies to manage consumer loan losses.

First Citizens is located in the Dyersburg/Dyer County trade area having a population of approximately 41,000. The entire trade area has outpaced both the state and the nation in per capita personal income growth since the early 1980's. The State of Tennessee projects that per capita income in the area will be greater than the national average by the year 2000. A diversified mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing 40.5%. Dyer County's unemployment rate for March was 5.2% compared to February's rate at 5.8%, according to the Tennessee Department of Employment Security. This compares to Tennessee's unemployment rate of 4.3% at 3/31/99.

The provision for loan losses increased in proportion to loan growth as required by loan policy. The provision at 3/31/99 was 1.26% of total loans well in excess of policy requirements of one percent. Experience of the lending staff and adherence to policy lends a comfort level to the portfolio that supports the Loan Loss Allowance at the present level. Problem loans at 3/31/99 were $7,886,892 reflecting an increase of $3 million when compared to the 3/31/98 total of $4,868,855. Problem loans represent 2.54% of total loans as of 3/31/99.

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

The average yield on loans of First Citizens National Bank as of March 31 in the years indicated is as follows:

                Year         Yield

                1999          9.24%
                1998          9.74%
                1997          9.41%
                1996          9.78%
                1995          9.57%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $52,936,000 as of 3/31/99.

The following table sets forth loan totals net of unearned income by category for the past five years:
                                            March 31
                                          (in thousands)
                           1999      1998     1997     1996       1995
Real Estate Loans:
  Construction          $ 28,966  $ 23,313  $ 17,643  $ 13,875  $ 11,457
  Mortgage              $159,150  $137,002  $129,317  $112,732  $ 95,763
Commercial,
 Financial and
 Agricultural
 Loans                  $ 88,207  $ 41,778  $ 41,802  $ 46,691  $ 45,467
Installment
 Loans to
 Individuals            $ 31,810  $ 27,679  $ 23,630  $ 21,739  $ 19,885
Other Loans             $  2,258  $  1,929  $  2,168  $  2,164  $  1,878
TOTAL LOANS             $310,391  $259,870  $214,560  $197,201  $174,450

   LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $160,047,000 or 52% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is up from 20% at 3/31/98. Maturities in the one to five year category total $161,677,000, reflecting a slight decrease when compared to 3/31/98 total of $162,854,000.

                                     Due after
                  Due in one       one year but         Due after
                 year or less    within five years    five years
                                   (in thousands)

Real Estate        $ 53,002           $108,241           $26,873

Commercial,
 Financial and
 Agricultural      $ 60,879           $ 24,095           $ 3,233

All Other Loans    $  4,727           $ 29,341           $     0

TOTAL              $118,608           $161,677           $30,106

                    NON-PERFORMING ASSETS

Total Non Performing Assets were $1,809,000 or .58% of the loan portfolio as of 3/31/99 compared to peer group ratio of .82% as of 12/31/98. First Citizens Non Performing loans were $890,000 or .28% of total loans at 3/31/98 compared to peer group ratio of .72% as of the same time period. Allowance for loan losses as a percent of total loans was 1.27 percent. Loan policy calls for an allowance balance of at least 1% of total loans. Continued improvements reflected in financial ratios are indicative of well communicated loans policies and procedures.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the three months ending 3/31/99 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $19,000. Interest income on loans reported as ninety days past due and on interest accrual status was $23,000 for year-to-date 1999.
Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured Loans at March 31, 1999 were zero.

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

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

                              Non-Performing Loans
                                    March 31
                                 (in thousands)

                                     90 Days Past Due
       Year          Non-Accrual     Accruing Interest   Total

           1999           $  829              $  980        $1,809
       1998           $  418              $  472        $  890
       1997           $1,069              $1,152        $2,221
       1996           $  740              $  427        $1,167
       1995           $  721              $1,404        $2,125


                           LOAN LOSS EXPERIENCE AND
                           RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $219,000 (2) recovery of loans previously charged off
- $80,000 and (3) additions to Reserve - $206,000. Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and overdrawn deposit accounts.

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

     RESERVE BALANCE                                        $

     EXCESS (DEFICIT)                                       $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %

     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/99 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural           $300,000
  Real Estate-Construction                              0
  Real Estate-Mortgage                             50,000
  Installment Loans to individuals &
   credit cards                                   150,000
  Lease financing                                       0
Foreign                                               N/A
               01/01/99 through 12/31/99   Total $500,000

The book value of repossessed real property held by Bancshares and First Citizens National Bank at 3/31/99 is $232,000 compared to $0 at 3/31/98, and $164,000 at 3/31/97. The balance held in repossessed real property represents property purchased for expansion of the branch located on Highway 51 Bypass valued at $164,000. In the 4th quarter of 1997, the property was reclassified from ORE to bank premises and equipment. Expansion of the Midtown branch is planned for in 1999. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline,if any,in its realizable value. Such adjustments are charged directly to expense.

The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expense; and the ratio of net loans charged off to average loans outstanding.

                        First Citizens National Bank
              Loan Loss Experience and Reserve for Loan Losses
                               (in thousands)
                          Quarter ending March 31
                          1999          1998          1997          1996        1995
Average Net Loans
Outstanding              $306,742      $235,315      $207,667      $191,653    $167,965

Balance of Reserve
for Loan Losses
at Beginning of
Period                   $  3,530      $  3,159      $  2,282      $  2,216    $  2,054

Loan Charge-Offs         $   (219)     $   (248)     $    (39)     $    (72)   $    (60)

Recovery of Loans
Previously Charged Off   $     80      $     76      $     33      $     40    $     56

Net Loans Charged Off    $   (139)     $   (172)     $     (6)     $    (32)   $     (4)

Additions to Reserve
Charged to Operating
Expense                  $    206      $    210      $    170      $    105    $     65
Changes incident to
Mergers                  $    343      $      0      $      0      $      0    $      0

Balance at End of
Period                   $  3,940      $  3,197      $  2,446      $  2,289    $  2,115

Ratio of Net Charge-Offs
during quarter to Average
Net Loans Outstanding        .04%         (.08%)        (.01%)        (.02%)      (.00%)

The following table will identify charge-offs by category for the periods ending 3/31/99, 3/31/98 and 3/31/97:

Charge-offs:                                     1999       1998     1997
 Domestic:
   Commercial, Financial and Agricultural       $  75       $ 139    $  8
       Real Estate-Construction                     0           0       0
   Real Estate-Mortgage                            40           0       0
 Installment Loans to individuals                 104         109      31
   Lease financing                                  0           0       0
   Foreign                                        N/A         N/A     N/A
                                       Total      219         248      39
Recoveries:
 Domestic:
   Commercial, Financial and Agricultural        $ 30        $ 36    $ 10
Real Estate-Construction                            0           0       0
   Real Estate-Mortgage                             6           0       0
Installment Loan individuals                       44          40      23
Lease Financing                                     0           0       0
Foreign                                           N/A         N/A     N/A
                                        Total   $  80       $  76   $  33
Net Charge-offs                                 $(139)      $(172)  $  (6)


Investment Securities

Bancshares' book value of listed investment securities as of the dates indicated are summarized as follows:

                            Composition of Investment Securities
                                            (March 31)

                           1999       1998      1997     1996     1995
U. S. Treasury &
 Government Agencies      $ 93,733   $75,644  $66,923  $62,387  $60,735
State & Political
 Subdivisions             $ 15,207   $12,662  $10,630  $11,013  $10,426
All Others                $  3,899   $ 2,822   $3,009  $ 3,637  $ 4,393
                  TOTALS  $112,839   $91,128  $80,562  $77,037  $75,554

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the first quarter, 1999 were up $21.7 million when compared to the same time period in 1998. Securities contained within the portfolio consist primarily of U. S. Treasury, and other U. S.
Government Agency Securities and tax exempt obligations of States and Political Subdivisions. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining
10%.

Purchases made during the first quarter, 1999 totaled $16.2 million consisting of Government Backed and Municipal Securities. Securities totaling $2 million were placed in the Held-To-Maturity Account while securities totaling $142 million were booked in the Available for Sale account.

First quarter sales totaled $839,000 at a gain of $31,000. Sales were made from the available for sale account. The sale of securities was a strategic decision made during a low rate period to achieve maximum bond value.

Fixed rate holdings currently have an expected average life of 3.7 years. It is estimated that this average life would extend to 6.2 years should rates rise 100 basis points and 7.1 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would decrease 2.0 years.

In terms of price sensitivity, we estimate that if rates rise 100 basis points the market value of the portfolio would fall by 4.3%, while rates rising 200 basis points would impact the market value by a negative 9.4%. This is consistent with the price sensitivity of the 5 year Treasury bond. If rates go down 100 basis points we estimate that the market value would increase by 2.3%.

Adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 4.4 years. Due to the structure of these holdings, we would expect little extension to occur in average life should interest rates rise, but could see some further shortening if rates fall. We estimate the adjustable rate holdings also have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.


FASB 115 requires banks to maintain separate investment portfolios for Held-To-Maturity, Available-For-Sale, and Trading Account Investments. As of March 31, 1999 approximately 20% of the total portfolio was placed in the Held-To-Maturity account. The remaining 80% was booked in the Available-For-Sale account. FASB 115 requires banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-To-
Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a negative capital entry of $533,000 during the quarter ended 3/31/99.

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

                                    Investment Securities
                            Held to Maturity      Available for Sale
                                        March 31, 1999
                                        (in thousands)
                            Amortized      Fair   Amortized    Fair
                              Cost        Value     Cost       Value

U.S. Treasury Securities        $     0     $     0   $ 3,552   $ 3,622
   U.S. Government agency
   and corporation obligations   17,763     $17,644   $72,589   $72,348

Securities issued by states
 and political subdivisions
 in the U.S.:
     Taxable securities         $     0     $     0   $     0   $     0
     Tax-exempt securities      $ 4,663     $ 4,653   $10,466   $10,544
U.S. securities:
     Debt securities                  0           0       751       752
     Equity securities
       (including Federal
        Reserve stock)                0           0     3,122     3,147
Foreign securities:
     Debt securities                  0           0         0         0
     Equity securities                0           0         0         0

          Total                  22,426      22,297    90,480    90,413


                                 Investment Securities
                                Unrealized Gains/(Losses)
                                      March 31, 1999

                            Unrealized   Unrealized      Net
                              Gains       Losses     Gains/Losses

U. S. Treasury Securities       70           0           70
Obligations of U.S.
 Government Agencies &
 Corp.                          23       1,151        1,128
Obligations of States and
 Political Subdivisions        170           0          170
Other Securities                 0           0            0
     Totals                    263       1,151         (888)

                        Maturity and Yield on Securities March 31, 1999
                                         (in thousands)
                                           Maturing
                                        After One Year   After Five Years    After
                      Within One Year  Within Five Years Within Ten Years   Ten Years
                       Amount   Yield   Amount     Yield  Amount    Yield Amount Yield
U. S. Treasury and
Government Agencies   $18,157   6.10%   $32,514   5.63%  $43,062   5.52% $     0     0%

State and Political
Subdivisions*         $ 2,663   6.36%   $ 5,469   6.40%  $ 2,655   6.58% $ 4,420  6.99%

All Others            $     0      0%   $     0      0%  $ 3,899   6.47% $     0     0%

TOTALS                $20,820   6.13%   $37,983   5.74%  $49,616   5.65% $ 4,420  6.99%

* Yields on tax free investments are stated herein on a taxable equivalent basis.

                    Return on Equity and Assets

The table below presents for Bancshares certain operating ratios for the quarters ending March 31st: (Not Annualized)

                        1999    1998    1997    1996   1995
Percentage of Net
  Income to:
Average Total Assets    .29%    .32%   .32%    .30%    .21%
Average Shareholders
 Equity                3.15%   3.31%  3.39%   3.12%   2.29%
Percentage of
 Dividends Declared
 Per Common Share
 to Net Income
 Per Common Share     51.80%  35.29% 27.04%  25.56%  33.90%
Percentage of Average
 Shareholders'
 Equity to Average
 Total Assets         10.00%  10.63% 10.14%  10.07%   9.18%

Ratios for first quarter, 1999 reflect a positioning of the company for future asset growth and earnings potential. Efforts in the years of 1998 and 1999 reflect acquired assets totaling $110 million. Diversification of the income stream has been underway to position the Bank for increased earnings beyond net interest margins. Asset utilization was 59% in 1995, increasing to the current
ratio of 62% at quarter end.   The purchase of Bank of Troy and First Volunteer
increased asset utilization to the current ratio of 62 percent. Asset utilization in 1998 was 60 percent. Going forward we will continue to employ and maximize asset utilization to achieve peer ratios of 60 percent. The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing amazing customer service. The Bank's management and employees are rewarded with incentive compensation based on various factors including the level of ROA achieved at year end. A return on assets of 2.00% is required if maximum benefits are to be realized. The company vision statement calls for $600 million in assets and $8,500,000 million in net income by the year 2003 and return on equity of 13%. Other strategic goals set to achieve ROA goals is the addition of a second Finance Company and Insurance Company in 1998. Delta Finance (First Citizens subsidiary) exceeded budget projections in 1998 in both loan growth and income. A 50/50 partnership was established with a thriving local insurance agencey to open White and Associates/First Citizens Insurance Agency in February 1998. Revenue generated from fee income is expected to significantly boost ROA in 1999.

Total Shareholder's equity (including Loan Loss Reserve) of
First Citizens Bancshares as of 3/31/99 was $43.6 million compared to $38.8 million at 12/31/98.

Percentage of Dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison when 1995 is excluded. Suppressed earnings in 1995 distorted the ratio. Number of shares outstanding continues to increase as a result of shares issued on a quarterly basis to service the Dividend
Reinvestment and Cash Option Program. Number of shares outstanding also increased as a result of shares issued for the 50% purchase of White and Associates Insurance. A stock repurchase program has been proven to be ineffective in creating availability of shares. Shareholders continue to express an interest in buying additional stock rather than selling shares. Under the terms of the repurchase program, the company would repurchase up to $200,000 of Bancshares' stock in a calendar quarter on a first come first served basis. An amendment to the Company's Charter by the shareholders in April, 1998 approved an increase in the number of shares authorized from 750,000 to 10,000,000.

               LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities.

Policy sets a projected liquidity range of 22.26% to 27.57% including balance sheet and off balance sheet components. The liquidity ratio as of 3/31/99 was 22.82%. Slower deposit growth in recent years has forced banks to seek alternative funding sources in order to meet loan demand. First Citizens has resolved this issued by becoming a member of the Federal Home Loan Bank and establishing lines of credit sufficient to meet all liquidity needs. Total lines available including FHLB was $89,500,000 at quarter end. Funds made available through the Federal Home Loan Bank establish a fixed level of credit at a predetermined rate. Correspondent Bank lines provide additional liquidity required for daily settlement of the bank's books. It is anticpated that these sources of funds will continue to be utilized as a tool for managing liquidity. As a result the company has experienced no problem with liquidity during any of the years under review and anticipates that all liquidity requirements will be effectively met in the future. Other sources available to meet liquidity needs are loans and investments totaling $139 million that mature within one year or less and other investments totaling $90 million placed in the available for sale account. The dependency ratio reflects the degree that volatile liabilities depended upon to fund longer term assets. Lower ratios reflect a higher degree of liquidity. Asset/Liability policy sets a dependency range of 6.92% to 9.62%. The dependency ratio as of 3/31/99 was 8.84%.

In April, 1999 a new 9 month Certificate of Deposit was introduced that pays a higher interest rate depending on total relationship balances. Rates paid on the Certificate range from 4.50% to 4.89%. A report of competitive rates in the Lauderdale County market indicates that a rate as high as 5.75% is paid on 12 month maturities. Rates in Obion County range from 4.50% to 5.25% for 12 month maturities. Community Bank Presidents in all counties reports slow deposit growth for their prespective market areas.

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

The following data schedule reflects a summary of First
Citizens= interest rate risk using simulations. The projected 12 month exposure is based on 5 different rate movements (flat, rising, or declining). Three different rate scenarios were used for rising rates since First
Citizens is liability sensitive. Interest rate risk at 3/31/99, when compared to the same time period in 1998 was
 .35% or a negative 1% of Tier 1 Capital.

                                CONDENSED GAP REPORT
                        ------------------------------------
                                  CURRENT BALANCES
                        -----------------------------------
                                      03/31/99
                                   (in thousands)
                               DAILY    0-1     1-2     2-3     3-6     6-12      1-2       2+
                     TOTAL   FLOATING  MONTH  MONTHS  MONTHS  MONTHS    MONTHS    YEARS   YEARS
------------------------------------------------------------------------------------------------
CASH AND DUE FROM
CASH AND DUE FROM   16,950        0       0       0       0       0         0         0   17,246
MONEY MARKET           442      492       0       0       0       0         0         0        0

TOTAL CASH &
 DUE FROM           17,442      492       0       0       0       0         0         0   17,246

INVESTMENTS
US TREASURIES        3,622        0     500       0       0       0       749       750    1,623
US AGENCIES         82,406        0       0     151   1,262   1,285     6,519     1,741   71,448
VARIABLE AGENCIES    7,691        0       0     500   1,000   3,592     2,599         0        0
MUNICIPALS          15,222        0     465     180       0     570     1,448       924   11,635
CORP & OTHERS          751        0       0       0     751       0         0         0        0
EQUITIES             3,147        0       0       0       0       0         0         0    3,147

TOTAL INVESTMENTS  112,839        0     965     831   3,013   5,447    11,315     3,415   87,853

LOANS
COMMERCIAL FIXED    63,546        0   5,394   2,512   4,218   9,940    13,488     5,832   22,162
COMMERCIAL VARIABLE 23,212   12,567  10,645       0       0       0         0         0        0
REAL ESTATE-VAR.    11,539        0  11,539       0       0       0         0         0        0
REAL ESTATE FIXED  170,391        0   8,996   1,989   3,203  11,050    10,058    15,512  119,583
HOME EQUITY LOANS    6,688        0   5,383       1      14       0     1,271        19        0
SEC MORTGAGE           769        0       0       0       0       0         0         0      769
INSTALLMENT LOANS   31,810        0     680     243     367     988     1,986     6,780   20,766
FLOOR PLAN             179        0     179       0       0       0         0         0        0
CREDIT CARDS         1,897        0       0       0       0       0     1,897         0        0
FACTORING REC           (1)       0       0       0       0       0         0         0      (1)
OVERDRAFTS             361        0       0       0       0       0         0         0      361
TOTAL LOANS        310,391   12,567  42,816   4,745   7,802  21,978    28,700    28,143  163,640
LOAN LOSS RESERVE    3,940        0       0       0       0       0         0         0    3,940

NET LOANS          306,451   12,567  42,816   4,745   7,802  21,978    28,700    28,143  159,700

FED FUNDS SOLD       3,000    3,000       0       0       0       0         0         0        0

TOTAL EARNING
  ASSETS           423,468   15,567 430,781   5,576  10,815  27,425    40,015    31,558  248,731

OTHER ASSETS
BUILDING, F&F
 & LAND             11,748        0       0       0       0       0         0         0   11,748
OTHER REAL ESTATE      244        0       0       0       0       0         0         0      244
OTHER ASSETS        18,269        0       0       0       0       0         0         0   18,269

TOTAL OTHER ASSETS  30,261        0       0       0       0       0         0         0   30,261

TOTAL ASSETS       469,993   15,763  43,781   5,576  10,815  27,425    40,015    31,558  295,060

DEMAND DEPOSITS     37,412        0       0       0       0       0         0         0   37,412

TOTAL DEMAND        37,412        0       0       0       0       0         0         0   37,412

                                CONDENSED GAP REPORT
                        ------------------------------------
                                  CURRENT BALANCES
                         -----------------------------------
                                      03/31/99
                                   (in thousands)
                                DAILY    0-1    1-2    2-3    3-6     6-12    1-2     2+
                      TOTAL   FLOATING  MONTH  MONTHS MONTHS MONTHS  MONTHS  YEARS   YEARS
------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS       24,064       0       0      0      0      24      48     814   23,178
NOW ACCOUNT           50,456       0       0      0      0      40      80   1,910   48,426
BUSINESS CHECKING        287       0       0      0      0       0       0       0      287
IMF MMDA               9,527       0       0      0      0     266     530     623    8,108
FIRST RATE ACCOUNT    30,574       0       0      0      0       0       0       0   30,574
DOGWOOD CLUB           7,143       0       0      0      0       0       0       0    7,143

TOTAL SAVINGS        122,051       0       0      0      0     330     658   3,347  117,716

TIME DEPOSITS
CD 1-2 MONTHS         29,945       0   2,230  2,819  2,534   7,315  12,079   2,890       78
CD 3 MONTHS              612       0     270     75    205      62       0       0        0
CD 4-5 MONTHS         10,277       0   3,223      0  2,000   3,054   2,000       0        0
CD 6 MONTHS           18,628       0   2,032  3,196  2,395   9,550   1,455       0        0
CD 7-11 MONTHS         3,540       0       9     27     23   3,296     185       0        0
CD 12 MONTHS          10,099       0     261    675    999   1,464   6,187     513        0
CD 13-17 MONTHS       36,028       0   1,579  1,279  4,061   7,593  17,546   3,970        0
CD 18-23 MONTHS          458       0      36      0     13       0     117     292        0
CD 24 MONTHS           3,899       0     350    151    300     156     763   2,172        7
CD 25-30 MONTHS        1,554       0      74      0     22     177     248     980       53
CD 31-59 MONTHS        9,303       0     110      0     50     122     601   7,645      775
CD 31-59 MONTHS VAR.      12       0       0      0      0       0      12       0        0
CD 60 MONTHS           4,566       0       0    153    179     423     310     635    2,866
CD 60 MONTH VAR.         539       0       0     25      0       0      40     150      324
CD SWEET 16           18,464       0     715    761  1,134   5,553   6,507   3,794        0
CD 7 MONTHS            1,291       0     401    316    190      56     328       0        0
CD TROY               19,069       0   1,935  2,462  2,021  40,601   7,335     624       91
IRA FLOATING             107       0     107      0      0       0       0       0        0
IRA FIXED             23,172       0   1,341  1,486  1,076   3,655   7,740   5,306    2,568
CHRISTMAS CLUB           243       0       0      0      0       0     243       0        0

TOTAL TIME           191,806       0  14,673 13,425 17,202  47,077  63,696  28,971    6,762

TOTAL DEPOSITS       351,269       0  14,673 13,425 17,202  47,407  64,354  32,318  161,890

FED FUNDS PURCHASED   10,150  10,150       0      0      0       0       0       0        0
TT&L                     361     361       0      0      0       0       0       0        0
SECURITIES SOLD-
  SWEEP               10,270   9,839       0      0      0     431       0       0        0
SECURITIES SOLD-
  FIXED               11,790       0   2,614  3,203    517   3,571     553   1,332        0
FHLB-SHORT TERM       10,025  10,025       0      0      0       0       0       0        0
FHLB-LONG TERM        28,314       0       0  2,000      0   2,000   6,000   7,000   11,314
NOTES PAYABLE-
  FINANCE              1,000       0       0      0      0       0   1,000       0        0

TOTAL SHORT TERM
  BORROWINGS          71,910  30,375   2,614  5,203    517   6,002   7,553   8,332   11,314

OTHER LIABILITIES      3,131       0       0      0      0       0       0       0    3,131

TOTAL OTHER LIAB.      3,131       0       0      0      0       0       0       0    3,131

TOTAL LIABILITIES    426,310  30,375  17,287 18,628 17,719  53,409  71,907  40,650  176,335

CAPITAL
STOCK, SURPLUS,
 P.I.C.               18,529       0       0      0      0       0       0       0   18,529
UNREALIZED GAIN
  (LOSSES)               (52)      0       0      0      0       0       0       0      (52)
UNDIVIDED PROFITS     25,206       0       0      0      0       0       0       0   25,206

TOTAL CAPITAL         43,683       0       0      0      0       0       0       0   43,683

TOTAL LIAB'S &
  CAPITAL            469,993  30,375  17,287 18,628 17,719  53,409  71,907  40,650  220,018

GAP (SPREAD)               0 (14,612) 26,494(13,052)(6,904)(25,984)(31,892) (9,092)  75,042
GAP % TOTAL ASSETS         0   (3.23)   5.86  (2.89) (1.53)  (5.74)  (6.79)  (1.93)   15.97
CUMULATIVE GAP             0 (14,612) 11,882 (1,170)(8,074)(34,058)(65,950)(75,042)       0
CUM GAP % TOTAL ASSETS     0   (3.23)   2.63  (0.26) (1.79)  (7.53) (14.03) (15.96)       0

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

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. First Citizens will attempt to minimize interest rate risks by increasing the volume of variable rate loans within the portfolio. The bank should limit the net interest income exposure to a maximum of 2.00% of tier I capital. (Example .02 x $39,242,000 = $784,000). The bank's Asset/Liability
         Committee will try to improve net interest income through volume increases and better pricing techniques.
         Long term fixed rate positions should be held to a minimum, by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% assets, unless they are funded with Federal
         Home Loan Bank matched funds. These maximum limits are the high points and the ALCO will strive to keep the amount below this point. The dynamic 03/31/99 gap reports reflects an exposure of $100,000 to $600,000 if rates go up or down using multiple rate scenarios. The Board of Directors should receive interest rate risk reports on a quarterly basis. (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

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

                       Capital Resources

Total shareholders' equity of First Citizens Bancshares as of March 31, 1999 was $43,683,000, compared to $35,679,000 at March 31, 1998. Capital as a percentage of total assets for the quarter ending March 31 is presented in the following table for the years indicated (excluding Loan Loss Reserves):

           Leveraged Capital Ratio(s) as of March 31

         1999      1998      1997     1996     1995
         9.29%     9.10%     9.33%    9.31%    9.06%

Increasing the capital base of the Company is a vital part of strategic planning. Although the present capital to asset ratio remains well in excess of the level required by Regulators for banks our size, management is aware of the importance of this base.

The Capital Plan states that a risked based capital ratio in excess of the minimum level required by regulation will be accomplished by: (1) controlling asset growth, (2) increasing profits (3) adjusting dividend payouts, and/or (4) raising additional capital when necessary. The bank will strive to maintain off-balance sheet liabilities at levels equal to the present percentage of risk weighted assets. The Capital analysis reflects activites affecting capital within the next five years. Our bank will continually strive to satisfy shareholders with dividend payments and market value increases. The bank's goal is to maintain a level of capital adequate to meet the company's needs, while investing excess capital in a manner that will enhance profitability.
As an additional source of capital, authorized but unissued stock can be issued to satisfy the needs of the Dividend Reinvestment Program. Earnings per share are expected to continually increase as expenses decrease, maintain a strong net interest margin, and maximizing employee utilization. As bank earnings improve, dividends to shareholders will be increased to provide a return on investment comparable to or better than that of other well managed peer banks.

A dividend of .1875 cents per share was declared to shareholders of record as of February 15, 1999 payable March 15, 1999. Dividends paid to shareholders in 1998 were enhanced by a special dividend declared during fourth quarter. This process utilized in the past five years serves to raise payout ratios to levels targeted by the bank's capital plan. In addition a 4 for 1 stock split increased the numbers of shares outstanding to 3,194,544 as of 12/31/99. Dividend payouts for each year under comparison were .75 cents in 1998, .50 cents in 1997 and .40 cents in 1996.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. Calculation of the risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. The minimum risk-based capital ratio established by Federal Reserve regulation is 8%. At least one-half or 4% must consist of core capital (Tier 1), and the remaining 4% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries.
Tier 2 capital/supplementary capital consists of the allowance for loan and lease losses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares' capital consists entirely of Tier
1 components, with the exception of the allowance for loan and lease losses. The Risk-Based Capital Ratio as of 3/31/99 was 13.02% significantly above the 8.00% required by regulation.
Growth in Bancshares Capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

           Risk-Based Capital Ratio(s) as of March 31

          1999         1998       1997     1996     1995
          13.02%      12.23%     14.32%   14.19%   14.06%

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

Shareholders approved an amendment to the company=s Charter in April 1998 to increase the number of shares authorized from 750,000 to 10,000,000.

Item 6(b) No reports on Form 8-K were filed for the quarter ended 3/31/99.

                         SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             First Citizens Bancshares, Inc.
                                     (Registrant)



Date: May 14, 1999           Stallings Lipford
                             Stallings Lipford, Chairman




Date: May 14, 1999           Jeff Agee
                             Jeff Agee, Vice President &
                             Chief Financial Officer