Form 10-Q
period 1999-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1999-08-12
CIK 719264

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1999       Commission File Number 2-83542

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

Of the registrant's only class of common stock ($1.00 par value) there were 3,703,204 shares outstanding as of June 30, 1999 (Net of Treasury).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                              June 30,      December 31,
                                                1999           1998
                                                             ASSETS

Cash and due from banks                        $ 14,637      $ 14,223
Federal funds sold                                    0         2,000
Investment securities -
  Trading Investments-Stated at Market                0             0
  Held to Maturity-amortized cost-Fair
  Value of $21,400 at June 30, 1999
  and $25,798 at December 31, 1998.              21,734        25,710
  Available for Sale-Stated at Market            83,353        77,153
Loans (Excluding unearned income of
         $2,781 at June 30, 1999 and
         $2,216 at December 31, 1998)           322,048       278,220
Less: Allowance for loan losses                   3,822         3,496
      Net Loans                                 318,226       274,724
      Premises and equipment                     12,779         9,880
Intangible assets                                 4,410         3,447
Other assets                                     15,994        14,084

          TOTAL ASSETS                         $471,133      $421,221

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $353,386      $315,317
Securities sold under agreement to
   repurchase                                    29,323        21,282
Federal funds purchased and Other
   Short Term Borrowing                           9,825        16,825
Long-term debt                                   29,702        24,342
Notes payable of employee stock
  ownership plan                                  1,276         1,408
Other liabilities                                 3,996         2,766
     Total Liabilities                          427,508       381,940

Contingent liabilities
Stockholders' Equity:
  Common  stock,  No Par value -
  10,000,000  authorized;  3,705,165
  issued and outstanding at June 30, 1999;
  3,244,899 issued and outstanding at
  December 31, 1998                               3,705         3,245
Surplus                                          15,034        13,892
Retained earnings                                27,365        23,200
Obligation of Employee Stock
  Ownership Plan                                 (1,276)       (1,408)
Net Unrealized Gains (Losses) on Available
  for Sale                                       (1,186)          481
  Total Common Stock and Retained Earnings       43,642        39,410
Less-1,961 Treasury Shares, at Cost at
  June 30, 1999 and 4,584 Shares at Cost at
  December 31, 1998                                 (17)         (129)
   Total Stockholders' Equity                    43,625        39,281

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                               $471,133      $421,221

NOTE:   The balance sheet at December 31, 1998, has been taken from the audited financial statements at that date and condensed.

                       FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)


                             Three Months Ended      Six Months Ended
                                  June 30                June 30
                             1999       1998         1999         1998

     Interest Income

Interest and fees
  on loans                 $ 7,256     $6,385       $14,340     $12,115
Interest on investment
  securities:
  Taxable                    1,576      1,331         3,028       2,446
  Tax-exempt                   156        140           320         272
Other interest income -
  Fed Funds Sold                41         61           141         134
Other interest income -
  Checking                      11          7            26          28
Lease financing income           0          0             0           0
Total Interest Income        9,040      7,924        17,855      14,995

     Interest Expense
Interest on deposits         3,328      3,258         6,722       6,339
Other interest expense         864        714         1,654       1,025
 Total Interest Expense      4,192      3,972         8,376       7,364

Net Interest Income          4,848      3,952         9,479       7,631

Provision for Loan
  Losses                       196        308           402         518

Net Interest Income
  after Provision            4,652      3,644         9,077       7,113

     Other Income
Securities gains
  (losses)                      64        (35)           95          (9)
Other income                 1,380      1,126         2,733       2,176
     Total Other Income      1,444      1,091         2,828       2,167

Other expenses               3,774      3,115         7,510       5,984

Net income before
  income taxes               2,322      1,620         4,395       3,296
Provision for income
  taxes                        789        542         1,505       1,110

Net income                  $1,533     $1,078        $2,890      $2,186

Earnings per share          $ 0.42     $ 0.35        $ 0.80      $ 0.71

Weighted average number of
  shares outstanding     3,633,556  3,071,426     3,633,556   3,071,426


The accompanying notes are an integral part of these financial statements.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)
                                              Six Months Ended
                                                  June 30,
                                      1999         1998         1997
Net Cash Provided by Operating
  Activities                         $ 2,069      $ 2,368     $ 1,017

Investing Activities

Proceeds of Maturities of Held to
 Maturity Securities                   6,476        3,624       4,491
Purchase of Held to Maturity
 Investments                          (2,500)      (6,043)     (9,600)
 Proceeds from Maturities of
 Available for Sale Securities         6,637       17,914       3,103
 Proceeds from Sales of Available
 for Sale Securities                   8,227        9,074       1,934
Purchase of Available for Sale
 Securities                          (16,200)     (41,458)     (4,860)
Increase in Loans-Net                (15,157)     (41,537)    (11,532)
Payment for purchase of Bank of
 Troy-Net of cash acquired                 0       (5,957)          0
Purchases of Premises and
  Equipment                           (2,125)      (1,351)       (561)
Net Cash Provided by
 Investing Activities                (14,642)     (65,734)    (17,025)
Financing Activities

Net increase (decrease) in Demand
 and Savings Accounts                 (7,890)      10,271       1,779
 Increase (decrease) in
 Time Accounts                         1,194       30,524       4,658
Increase (decrease) in Long
 Term Debt                             5,360       11,582       4,524
 Treasury Stock Transactions             112          (29)          1
Proceeds from Sale of Common Stock       485        4,416         272
Cash Dividends Paid                   (1,410)        (789)       (607)
Net increase (decrease) in
 Short-term Borrowings                 1,041         1,504       6,694

Net Cash Provided (used) by
 Financing Activities                 (1,108)       57,479      17,321

Increase (decrease) in Cash
 and Cash Equivalents                (13,681)       (5,887)      1,313

Cash and Cash Equivalents at
  Beginning of Year                   28,318        18,846      13,507
Cash and Cash Equivalents at
  End of Year                        $14,637       $12,959     $14,820

Cash payments made for interest and income taxes during the years presented are as follows:

                                          1999       1998         1997
      Interest                           $8,856      $7,070       $6,358
      Income Taxes                          941       1,764        1,163

A non cash transaction took place on January 1, 1999 to purchase First Volunteer Bank and its holding company. The following parent company amounts were purchased by issuing 445,000 shares of our stock. The First Volunteer Investment comprises various assets and liabilities.

                       FIRST CITIZENS BANCSHARES, INC.
                               AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                 (UNAUDITED)


                                         Assets            Liabilities

Cash                                      $1
Due From                                  $10
Prepaids                                  $85
First Volunteer Bank Invest.              $3,997
Plateau                                   $3
Accrued Interest                                              $3
Accrued Taxes                                                 $10
Other Payables                                                $56
Note Payable                                                  $225
Capital                                                       $3,802

Totals                                    $4,096              $4,096

                    FIRST CITIZENS BANCSHARES, INC.
                   STATEMENT OF COMPREHENSIVE INCOME
                (IN THOUSANDS) EXCEPT PER SHARE AMOUNTS
                              June 30, 1999

                              THREE MONTHS     SIX MONTHS
                             ENDED JUNE 30    ENDED JUNE 30
                             1999      1998   1999     1998

Net Income                 $1,533    $1,078 $2,890   $2,186

Changes in Available
 for Sale Securities       (1,890)        7 (2,779)      41
Tax Impact (Available for
 Sale Securities)            (756)        3 (1,112)      16

Comprehensive Income       $  399    $1,082 $1,223    $2,211

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                  June 30, 1999

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 1999, the consolidated statements of income for the three months ended June 30, 1999, 1998 and 1997, and the consolidated statement of cash flows for the three months then ended have been prepared by the company without an audit. The accompanying unaudited condensed
consolidated   financial  statements  have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1998.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Short Term Borrowings
                                            June 30  June 30
                                              1999     1998

Amount Outstanding-End of Period             $39,148 $23,269
Weighted Average Rate of Outstanding           4.79%   4.81%
Maximum Amount of Borrowings at Month End    $49,148 $23,269
Average Amounts Outstanding for Period       $46,354 $22,069
Weighted Average Rate of Average Amounts       4.77%   4.79%

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


                       Average Average  Average
                       Volume   Rate    Maturity  Variable

FHLB Borrowings        $22,958 5.80%   5 Years       Fixed
Finance Company Debt     1,000 6.00%   5 Years       Fixed
Parent Company Debt      1,360 6.14%   2 Years       Monthly
ESOP Obligation          1,369 6.14%   3 Years       Monthly

                            FIRST CITIZENS BANCSHARES,INC.
                                   AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                     (UNAUDITED)
                                   (IN THOUSANDS)
                                    June 30, 1999


Note 5 - Statement of Cash Flows

                                   June 30,
                        1999         1998         1997
Actual payments made
 during the periods:

Interest               $8,856      $ 7,070      $ 6,358
Income taxes              941        1,764        1,163

Note 6 - Contingent Liabilities

There are no material pending litigations as of the current reportable date that would result in a liability.

Note 7 - Investment Securities

The differences between book values of investment securities and market values at June 30, 1999 and December 31, 1998, total $334 and $87 respectively. FASB 115 requires banks to classify securities as held to maturity, available for sale, and trading. First Citizens has $0 in the trading account. Available for Sale securities values are adjusted to market quarterly and the adjustments flow to the capital account (net of tax). Held to maturity securities are stated at amortized cost. Available for sale securities reflects a $1,977 decrease for the period ending June 1999 and, net of tax, ($1,186) flowed to the capital account. These movements can fluctuate with the bond market.

First Citizens has not engaged in derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reported periods.

Note 8 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc. and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved risk based capital guidelines for bank holding companies. Presently, the holding company, First Citizens National Bank, and the Bank of Troy exceed the required minimum standards established by regulators. The consolidated Tier 1 ratio and Tier 2 ratio are 12.43% and 13.62% respectively.

Note 9 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax account reflects an asset totaling $726. Timing differences mainly consist of Reserve for Loan Loss timing differences.

Note 10 - Reserve for Loan Losses

FASB 114 and 118 was implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

                      FIRST CITIZENS BANCSHARES, INC.
                              AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               (UNAUDITED)
                             (IN THOUSANDS)
                              June 30, 1999

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance             $ 987
Amount of Recorded Balance with Related Allowance     $ 567
Amount of Recorded Balance with no Related Allowance  $ 420

Interest income recognized on impaired loans is recognized on a cash basis. Cash receipts will be applied as cost recovery or principal recovery first, consistent with OCC Regulations.

First Citizens will continue to make sure the overall reserve is adequate in addition to the impaired loans.

Note 11 - Asset Impairment

The Financial Accounting Standards Board issued Statement 121 addressing the accounting for impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and the good-will related to those assets. The statement, which is effective for calendar-year 1996 financial statements, also addresses accounting for long-lived assets and certain identifiable assets to be disposed.

The statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

As of the reportable date, there are no FASB 121 adjustments.

Note 13 - FASB 128 and 129 - Earnings Per Share

First Citizens Bancshares has a simple capital structure, having only common stock outstanding. The method used for computing the weighted average shares is based on a daily weighted average amount. First Citizens has no preferred stock, redeemable stock, or other items that would dilute basic earnings per share.

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

Note 15 - APB 16 - Business Combination

On January 1, 1999, First Citizens Bancshares purchased First Volunteer Bank, Union City, Tennessee. The newly acquired bank purchased as a subsidiary of the Parent Company was merged into First Citizens National Bank on June 14, 1999. The acquisition was funded by issuing 445,000 shares of common stock and was accounted for by the pooling accounting method. Total cost of the acquisition was $11 million. There were no material accounting adjustments of net assets of the combining companies and no changes in retained earnings as both companies have December 31 year ends. Year-to-date net income of $300,000 is consolidated into Bancshares' totals.

                      FIRST CITIZENS BANCSHARES, INC.
                             AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               (UNAUDITED)
                             (IN THOUSANDS)
                              June 30, 1999


Note 16 - FASB 132-Employer's Disclosures about pensions and other postretirement benefits.

First Citizens and its subs do not sponsor any defined benefit plans or postretirement benefits.

Note 17 - Leveraged ESOP
Origination Date: 06/25/98

First Citizens Bancshares guaranteed a $2,000,000 loan payable to Suntrust Bank, Nashville at a rate of Libor plus 1.2%. Accrued interest is payable quarterly commencing July 1, 1998. Principal shall be paid in equal quarterly payments of $52,000 commencing October 1, 1998. There are no prepayment penalties associated with this loan and it is our intent to pay this loan off within 3 years. First Citizens Bancshares issued 85,106 shares at the current market/appraised price of $23.50 to use for the ESOP purchase/leverage. The parent company also recorded a note payable and a contra equity account for this transaction. The source of repayment of this loan will be the lead bank (First Citizens National Bank). First Citizens will record as an expense the contributions for the funding of the payments to the ESOP.

First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and Trust is a money purchase/stock bonus plan. The plan trustee is the Investment Management and Trust Services Division of First Citizens National Bank. Eligibility requirements to participate in the plan are: completed 1 year of service and attained age 21.

Contributions to the stock bonus plan are discretionary. The plan provides for minimum annual contributions of not less than 10% of annual salary/bonus. An employee must be employed on the last day of the year and have completed 1000 hours of service to qualify for a contribution.

The current YTD Expense for ESOP is $286,000.

                       FIRST CITIZENS BANCSHARES, INC.
                               AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)
                                (IN THOUSANDS)
                                June 30, 1999


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address material changes in income and expense accounts when compared to the quarter ending June 30, 1999. Reference should be made to the financial statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares Inc. (Bancshares). Limited activity to date by the Holding Company does not materially affect the income report.

Second quarter earnings of $1,533,000 reflect an increase in excess of 42% when compared to second quarter 1998. Improvement is noted in both net interest income (32%) and fee income (30%). Return on average assets of 1.24% and average equity of 13.37% should continue to improve as efficiencies are gained through the combination of accounting and processing systems. Ongoing improvements in fee income should be realized as subsidiaries grow and mature. A Business Development Plan which focuses on increased relationships per
customer has generated excellent sales results and  increased   volume  for
White and Associates/First Citizens Insurance, First Citizens Financial Plus and Mortgage Lending as well as improving the number of banking relationships per household.

Net income per common share increased from .71 cents per shares in the second quarter, 1998 to .80 cents per share in the quarter just ended. Year to date trading in Bancshares stock has been active, with over 21,000 shares trading at $30.00 per share. The increase of 562,130 in weighted average number of shares outstanding reflects shares exchanged with First Volunteer shareholders, and shares issued to meet demand of our Dividend Reinvestment Program.

Year to date dividends of .375 cents per share are up 50% from the .250 cents per share paid the same quarter in 1998. Growth in shareholder return is made possible by continued improvement in company earnings and is in line with goals of the Capital Plan. The equity position of Bancshares remains strong, increasing to 13.35% from 12.58%, the level as of June 30, 1998. Management will continue efforts to invest excess capital in a manner that compliments earnings and enhances the potential to increase shareholder return. Book value of Bancshares stock increased only .23 cents when compared to 1998 as a direct result of Mark to Market requirements of FASB 115. Mark to Market dictates that investment securities held in the Available for Sale portion of the securities portfolio be marked up or down to account for fluctuations in market value created by changes in interest rates. The effect to capital is temporary if securities are held to maturity. Excluding the FASB adjustment, book value would have increased 5.88%.

Other significant activity occurring in 1999 was the merger of First Volunteer Bank in Union City with First Citizens National Bank. Total assets increased to $471,000,000 and doubled our presence in Obion County. The increase in assets in excess of 19% is inclusive of $48 million of merged assets and $28 million in internal growth. Throughout the remaining half of 1999, attention will be focused on branch delivery of Brokerage, Trust, Insurance and Mortgage services

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  (UNAUDITED)
                                (IN THOUSANDS)
                                June 30, 1999

in all markets. A new branch facility was opened in Ripley, Tennessee on July 1, 1999. The newly constructed branch facility provided accommodation for these expanded services in Lauderdale County.

Net interest margins continue to shrink when comparing 4.07% at 6/30/99 to
4.19% at 6/30/98.   Margin trends reflect a ratio of 4% or higher in the years of 1997-1998.

Quality of the loan portfolio continues to be a primary focus of bank management. Total loans as of June 30, 1999 were $322,048,000 compared to $240,228,903 at June 30, 1998. Non-performing loans represent a 4.17% increase over last years total. Non-performing loans at 6/30/99 were $917,000 compared to $647,000 at 6/30/98. Non-performing assets reflect problems encountered by West Tennessee farmers during the 1998 crop year. The entire U.S. agricultural economy is operating under extreme financial pressures brought about by the lowest commodity prices in decades. Reduced export demand combined with improved production efficiencies have created surplus inventories that will likely suppress prices in the immediate future, creating additional concerns for the 1999 crop year. As the leading Agriculture lender in West Tennessee, First Citizens loan portfolio is impacted by these conditions. Recognizing that the situation is temporary in nature, management is committed to working with our farm and Ag related customers to minimize the long term effect to this vital segment of our economy. Problem loans total $8.9 million representing a $3.6 million increase over June 30, 1998 total of $5.3 million. Problem loans represent 2.76% of total loans. The internal loan review report indicates that the loan portfolio is in good condition based on the percentage of problem loans to gross capital funds as of June 30, 1999. For further information on the loan portfolio refer to the section labeled Composition of Loans.

First Citizens National Bank continues to focus on controlled growth, efficiency and diversification of operations and products. The Bank's Strategic Plan supports management objectives through strategic action steps that call for asset growth through mergers and acquisitions as well as an aggressive referral and sales program. The Bank of Troy and First Volunteer acquisitions increased total assets approximately $110 million. Management is receptive to future mergers and acquisitions that will enhance shareholder value.

A strong focus is also placed on increasing fee income by establishing bank subsidiaries that have potential to enhance net income. Expansion of Delta Finance in Milan, TN was accomplished in late 1998. Delta Finance II is not projected to post a profit until late 1999. First Citizens purchased 50 percent of White and Associates Insurance Agency in Dyersburg, Dyer County, Tennessee. The company posted year to date income levels of $102,000. In addition other profit centers established as a part of the White and Associates/First Citizens Insurance Agency are the credit life insurance company, and the Halls Insurance Agency, the leading provider of crop insurance in the State of Tennessee.

Operating efficiency is achieved through implementation of action steps set in the Bank's Technology Strategic Plan. The bank's efficiency ratio at quarter end was 62% compared to peer ratio of 60%. Recent technological advancements have been the development and installation of Internet based banking. First Citizens plans to introduce its full, interactive transaction based Internet banking site to the market on September 1, 1999. Customers can access account information, statement activity, apply for a deposit or loan and pay bills by signing on to firstcitizens-bank.com. The cost of Internet banking is free to

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  (UNAUDITED)
                                (IN THOUSANDS)
                                 June 30, 1999

customers, while bill pay will be offered at a competitive price. First Citizens currently offers touch-tone telephone banking with customer utilization exceeding 23,158 calls a month. A Call Center is in the first stage of planning and will provide more efficient customer support from account inquiry to electronic banking products and service.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens' liquidity, capital resources or results of operations. Loan Administration is conscious of the potential impact of the agricultural segment of the loan portfolio that could result from low commodity prices coupled with dry weather conditions which have existed through the summer of 1999. Agricultural conditions were discussed early within this section. There currently exists no recommendation by regulatory authorities which if implemented, would have such an effect. Interstate Banking/Branching became a reality through legislation passed September 13, 1994. The act permits full nationwide interstate branching after June 1, 1997. First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market place, competing for deposit dollars and earning assets with four other banks, two of which are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are the two largest financial institutions in the state. First Citizens has historically enjoyed over 50% of the local market share and reflected 52% as of the last market survey. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by a large regional competitor, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services required for maintaining a satisfactory customer relationship moving into the next decade and  beyond.  The most recent  market  survey  indicates a
remarkably  strong   performance  by  First  Citizens  in  satisfying customer
expectations in the areas of personnel, service and convenience.

YEAR 2000 PROJECT SUMMARY

Every industry which interprets or stores data formats has been posed with the Year 2000 challenge. In year 2000 related issues are a widely recognized universal problem related to the way in which computer systems process dates. The numerous inquiries received from both customers and vendors made us aware of the level of concern among those with whom we do business. Customer confidence in First Citizens now and after year 2000 is a top priority. For this reason resources were dedicated to ensure that the millennium date change is a nonevent. First Citizens has reviewed and tested all mission critical core processing systems, AS/400 and distributed applications, data communication, physical plant, building security and desktop applications to ensure that they are capable of functioning through and beyond year 2000. As of December 31, 1998 we had identified, renovated or replaced and successfully tested all mission critical systems. Our efforts to bring 100% of our systems into compliance in a timely manner have been and will continue to be monitored by our primary regulator, the Comptroller of the Currency on a quarterly basis. A Year 2000 Contingency Plan has been developed and will be fully tested by September 30, 1999. The plan has been reviewed by Internal Audit as well as the Office of the Comptroller of the Currency with no recommendations being made. First Citizens will continue to focus on Year 2000 issues until the millennium date change occurs.

The following table compares year-to-date non-interest income, and expense of First Citizens as of June 30, 1999, 1998, and 1997:

                             Non-Interest Income
                               (in thousands)

                June 30            June 30            June 30
                1999   % of Change  1998 % of Change    1997
Service Charges
 on Deposit
  Accts.       $1,140   29.70%      $  879      6.29%    $  827
Other Income   $1,194   34.16%      $  890     31.46%    $  677
Trust Income   $  494   24.12%      $  398      3.92%    $  383

TOTAL NON-INTEREST
  INCOME       $2,828   30.51%      $2,167     14.84%    $1,887

Total non-interest income as of June 30, 1999 was $2,828,000 compared to $2,167,000 and $1,887,000 for the same time period in the two previous years. A strong focus on fee income and diversification of the income stream is reflected in the 30.51% and 14.84% increases noted. Service Charges on Deposit Accounts, which includes income from overdraft fees was up 29.70% when compared to June 30, 1998. Other income category consists of year-to-date income of $363,000 received from Financial Plus, Inc; $155,000 White and Associates/First Citizens Insurance subsidiary and $293,000 Mortgage Lending Income. Increased sales in these categories are a result of the bank's newly established sales and referral program. Referrals resulting in closed sales increased 50% when comparing the first half of 1999 to 1998. Income received from Investment Management and Trust Services is up 24.12% from last year.

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


                             Non-Interest Expense
                    1999 % of Change  1998 % of Change 1997

Salaries & Employee
 Benefits           $4,272  24.92%  $3,420  28.81%    $2,655
Net Occupancy
 Expense            $1,256  29.69%  $  969   5.67%    $  917
Other Operating
 Expense            $1,982  24.27%  $1,595  33.25%    $1,197

TOTAL NON-INTEREST
  EXPENSE           $7,510  25.51%  $5,984  25.48%    $4,769

   Non Interest Expense

Non-Interest expense for 1999 is $7,510,000 compared to $5,984,000 and $4,769,000 for the previous two years. Expense incurred in 1998 slightly distort its' comparison with 1999 because of the application of purchase accounting in the acquisition of Bank of Troy. Purchase accounting permits only expenses incurred from date of purchase. Bank of Troy was purchased March `98 thereby eliminating expenses for the months of January and February `98 from year-to-date totals. Salaries and benefits increased 24.92% and 28.81% resulting from 37 employees acquired in the Bank of Troy and First Volunteer acquisitions as well as additional employees associated with the expansion of services offered in mortgage lending, brokerage, and insurance in Union City, Troy, and Ripley. Fulltime equivalent employees as of June 30, 1999 was 203 compared to 172 at June 30, 1998 and 155 at June 30, 1997. Assets per employee is 2.3 million compared to peer group ratio of 2.5 million. Increased investment in technology resulted in an increase in Computer Expense and the related depreciation to those investments. Conversion and other related equipment cost associated with merger and acquisition activity caused other operating expense to increase 24.27% and 25.48% when comparing the three years under comparison.

                                 Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending June 30 for the years indicated:

                               COMPOSITION OF DEPOSITS
                                   (in thousands)
                       1999             1998            1997
                 Average  Average Average Average  Average  Average
                 Balance   Rate   Balance  Rate    Balance   Rate
Non-Interest
Bearing Demand
Deposits         $ 37,139  0.00%  $ 33,353  0.00%  $ 27,096   0.00%

Savings Deposits $119,609  2.88%  $ 92,429  3.23%  $ 82,517   3.38%

Time Deposits    $190,227  5.26%  $185,511  5.63%  $150,177   5.48%
TOTAL DEPOSITS   $346,975  3.87%  $311,293  4.19%  $259,790   4.24%

Total deposits for the company have increased approximately 11.46% when comparing 1999 to 1998. Deposit growth is attributed to deposits acquired in Bank of Troy and First Volunteer acquisition. Deposit instruments are created to target local consumers, professionals, and small businesses as its primary deposit base. These instruments consist primarily of demand deposits, savings accounts, certificates of deposits and individual retirement accounts. Senior products consist of discount service charges and other benefits designed for that market segment.

Non-interest bearing deposits increased $10 million since 1997. Retention of Savings and time deposits continues to be a challenge with increased competition by brokerage firms, insurance companies and other financial service providers. The company's market place is considered highly competitive, with a fairly sophisticated customer base. According to a market share analysis, Bancshares holds over 50% of bank deposits domiciled in Dyer County. First Citizens competes with First Tennessee Bank, N.A. (23% of total deposits), Union Planters National Bank (11%), and Security Bank (14%) in the Dyer County market. The bank also competes with the Dyersburg Dyer County City Employees Credit Union, several finance companies, three brokerage firms, and numerous other types of financial services providers. First Citizens competes with 2 or more large community bank competitors in the Obion County as well as all other types of financial service providers. Competitor marketing programs are aggressive in seeking new deposit dollars with advertising programs that offers rates on certificates of deposits in excess of 6 percent and above in some market areas. First Citizens holds in excess of 17% of total deposits in Obion County and 4.82% in Lauderdale County.

Economic indicators for the West Tennessee area are extremely optimistic. We expect the population to grow at a marginal rate, in the three counties in which we have banking locations. Dyer County is projected to grow from the 1998 population of 36,489 to 37,400 by the year-end 2003. Previous expectations of Lauderdale County were for the population to decline. However current projections call for an increase from 31,960 to 32,055, a gain of less than 1 percent. The population of Obion County is projected to increase slightly in the next five years.

Average rates paid on deposits continue to reflect sound asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit strategy adopted in 1996 reflected a shift from paying higher rates to obtain retail deposits to the purchase of wholesale deposits. Interest cost of wholesale deposits in comparison to market rates paid on retail deposits often provides for net interest margins that compliment the bank's capital plan. In order to stimulate deposit growth moving into the third quarter, a decision was made to increase deposit rates to a level more in line or slightly above Dyer County market rates. The decision to pay higher rates was based on the need to acquire or retain a total customer relationship and to attract deposits to fund aggressive loan demand. A Nine Month Certificate of Deposit was introduced on which the level of interest paid is determined in part by whether or not the customer has an existing relationship. The new certificate was also designed to encourage customers to lock in a maturity past January 1, 2000.

The bank determines the level to which short-term and marketable assets are available to fund short-term liabilities and outflow of deposits through its liquidity ratio. The liquidity ratio at 3/31/99 was 11.76% well within the policy range of 10.84% to 13.88%. Another measure of liquidity is the dependency ratio that indicates the degree to which volatile liabilities are being relied upon to fund longer term assets. The lower the dependency ratio, the more liquid the bank. First Citizens dependency ratio as of 6/30/99 was 15.60% within policy guidelines of 15.13% to 17.25%.

Sweep accounts totaling $17,699,000 are not included in the average balances for demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under agreement to repurchase. Repurchase agreements ("sweep") is a product offered to large balance customers, which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment.

COMPOSITION OF LOANS

Real Estate Mortgage loans comprise in excess of 56% of First Citizens' total loan portfolio.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on June 30, 1999:

              Maturity Distribution Of Time Certificates Of Deposit
              In Amounts of $100,000.00 Or More As Of June 30, 1999
                                  (in thousands)
                   Maturity                      Total Amount
               3 months or less                    $19,453
               3 through 12 months                 $33,950
               1 year - 3 years                    $ 3,365
               over 3 years                        $   102
                                            Total  $56,870

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earnings assets and average costs on interest bearing liabilities. The average yield on interest earning assets reflects an increase when reviewing information presented in the table. Interest earning assets as of 6/30/99 were $426,108,000 at an average rate of 8.57% compared to $359,252,000 average rate of 8.90% at 6/30/98. The average rate on total interest bearing liabilities was 4.34%, 4.98%, and 4.79%, as of June 30, 1999, 1998, and 1997.
Net yield on average earning assets was 4.65%, 4.98%, and 4.84%. Maintaining interest rate margins achieved in prior years continues to be a challenge. When interest rates rise, customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. In a declining rate environment, the competition for deposit dollars increases and outflow to mutual funds increases. The sensitivity to loan rates also increases as banks scramble to retain quality customers being "courted" by the competition. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from a material negative impact brought about by volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                                   First Citizens Bancshares
                                      Quarter Ending June 30
                            Monthly Average Balances and Interest Rates
                                          (in thousands)
                                1999                    1998                    1997
                     Average           Average Average          Average Average         Average
                     Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)    $310,911 $7,256   9.33%  $265,028  $6,385   9.64%  $216,306  $5,306   9.82%
Investment Securities:
  Taxable            $ 96,798 $1,576   6.52%  $ 80,158  $1,331   6.64%  $ 69,205  $1,251   7.23%
Tax Exempt (4)       $ 14,233 $  240   6.75%  $ 12,175  $  218   7.16%  $ 11,216  $  197   7.03%
Interest Earning
  Deposits           $    971 $   11   4.54%  $    480  $    6   5.00%  $    203  $    3   5.92%
Trading Account      $      0 $    0   0.00%  $      0  $    0   0.00%  $      0  $    0   0.00%
Federal Funds Sold   $  3,195 $   41   5.14%  $  1,411  $   56  15.87%  $     25  $    1  16.00%
Lease Financing      $      0 $    0   0.00%  $      0  $    0   0.00%  $      0  $    0   0.00%
Total Interest
  Earning Assets     $426,108 $9,124   8.57%  $359,252  $7,996   8.90%  $296,955  $6,758   9.11%
NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks              $ 14,190 $    0   0.00%  $ 10,912  $    0   0.00%  $  9,395  $    0   0.00%
Bank Premises and
  Equipment          $ 12,313 $    0   0.00%  $  9,110  $    0   0.00%  $  8,173  $    0   0.00%
Other Assets         $ 18,910 $    0   0.00%  $ 13,950  $    0   0.00%  $  8,347  $    0   0.00%
Total Assets         $471,521 $    0   0.00%  $393,224  $    0   0.00%  $322,870  $    0   0.00%

LIABILITIES AND
SHAREHOLDERS' EQUITY:
INTEREST BEARING
 LIABILITIES:

Savings Deposits     $119,609 $  861   2.88%  $ 92,429  $  747   3.23%  $ 82,517  $  697   3.38%
Time Deposits        $190,227 $2,499   5.26%  $185,511  $2,511   5.63%  $150,177  $2,056   5.48%
Federal Funds
 Purchased and
 Other Interest
 Bearing
  Liabilities        $ 77,138 $  832   4.32%  $ 43,730  $  714   6.53%  $ 32,093  $  415   5.18%
Total Interest
 Bearing
  Liabilities        $386,974 $4,192   4.34%  $318,759  $3,972   4.98%  $264,787  $3,168   4.79%
 NON-INTEREST
  BEARING
  LIABILITIES:
Demand Deposits      $ 37,139 $    0   0.00%  $ 33,353  $    0   0.00%  $ 27,096  $    0   0.00%
Other Liab.          $  3,087 $    0   0.00%  $  1,887  $    0   0.00%  $  1,847  $    0   0.00%
Total Liab.          $427,200 $    0   0.00%  $356,910  $    0   0.00%  $293,730  $    0   0.00%
SHAREHOLDERS'
  EQUITY             $ 44,321 $    0   0.00%  $ 36,314  $    0   0.00%  $ 29,140  $    0   0.00%
TOTAL LIABILITIES
 AND SHAREHOLDERS'
 EQUITY              $471,521 $    0   0.00%  $393,224  $    0   0.00%  $322,780  $    0   0.00%
NET INTEREST
 INCOME              $      0 $4,932   0.00%  $      0  $4,024   0.00%  $      0  $3,590   0.00%
NET YIELD ON
 AVERAGE EARNING
 ASSETS
 (ANNUALIZED)        $      0 $    0   4.63%  $      0 $     0   4.48%  $      0  $    0   4.84%


(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)     Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                              COMPOSITION OF LOANS

Total loans as of 6/30/99 were $322,048,000 compared to $270,945,000 at
6/30/98. Loans acquired in merger and acquisition activity added approximately $58 million to the loan portfolio. Real Estate Mortgage loans comprise over 56% of First Citizens' total loan portfolio. The Dyersburg/Dyer county market continues to experience growth in new home starts as well as refinancing of existing mortgages created by the low interest rate environment. Commercial expansions in retail as well as medical facility construction represent a significant volume in total real estate loans. One to Four Family Residential and Home Equity loans comprise approximately 35% of total portfolio compared to 26% in 1998. The Dyer County population is approximately 41,000 based on 1997 estimates (Dyersburg/Dyer County Chamber of Commerce Publication). The upward trend in residential mortgages is not only attributed to acquired loans but, to growth in population and new home starts in Dyer and the surrounding counties. Monthly new housing starts in Dyer County average 142. Demographics from the Dyersburg/Dyer County Chamber of Commerce reflect Dyersburg as one of the fastest-growing communities in Tennessee. During the 1980's the population increased 16.4%. Tennessee named Dyer County a Three-Star Community for 15 consecutive years based on its community economic development preparedness. Dyersburg/Dyer County is a regional, retail, medical, employment and cultural center for more than 300,000 people who live in 10 surrounding counties. The 1996 per capita income for trade area counties list Dyer County at $19,930, Obion at $20,675, and Lauderdale at $16,101. Other surrounding counties range from $11,814 to $19,029. The State of Tennessee predicts that per capita income in the area will be greater than the national average by year 2000. A diversified mix of employment opportunities has provided a stable, growing
economy.   The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing 40.5%. Dyer County's unemployment rate for June, 1998 was 3.9% compared to 5.2% at March, 1999. The unemployment rate for Obion County was 4.3%, and State of Tennessee rate was 3.1%.

First Citizens is the largest agricultural lender in the state of Tennessee and is an approved Farm Credit Services lender. Agriculture comprises a significant portion of the Dyer County Market. Total farm land in production is approximately 231,000 acres or 56% of Dyer County land. Farming is a $79 million industry in the county with Dyer County being Tennessee's no. 1 producer of soybeans, grain, sorghum, and commercial vegetables. Other important crops are wheat, cotton, and corn. The county's 509 farm operations average 453 acres with an average value of $499,501. Agricultural credit 90 days or more past due total $14,867 or .09% of total loans. Problem loans total $1.8 million or .54% of total loans.

Growth in the consumer loan portfolio slowed in early 1997, because of an increase in the number of bankruptcies in the State of Tennessee as well as
perceived deterioration in  consumer   credit   within  Dyer  County.   Loan
Administration developed credit scoring tools as well as tighter consumer lending policies to manage consumer losses.

The following table sets forth loan totals net of unearned income by category for the past five years:
                                            June 30
                                         (in thousands)

                            1999    1998     1997      1996      1995
Real Estate Loans:
 Construction             $ 31,072 $ 23,461  $ 20,579 $ 14,924 $ 12,619
 Mortgage                 $181,101 $157,373  $130,584 $116,719 $102,235
Commercial, Financial
 and Agricultural Loans   $ 68,735 $ 56,166  $ 44,912 $ 53,279 $ 48,010
Installment Loans to
  Individuals             $ 38,387 $ 31,421  $ 24,485 $ 22,083 $ 20,518
Other Loans               $  2,753 $  2,524  $  2,314 $ 2,250  $  1,978

TOTAL LOANS               $322,048 $270,945  $222,874 $209,255 $185,360

The provision for loan losses increased in proportion to loan growth as required by bank loan policy. The provision at 6/30/99 was $3,822,000 or 1.19% of total loans. Policy requires a provision of at least one percent of total loans. Experience of the lending staff and adherence to loan policy lends a comfort level to the portfolio that supports the Loan Loss Allowance at the present level. Problem loans at 6/30/99 are $8.9 million or 2.76% of total loan portfolio.

                           Composition of Loans

                                          Due after
                         Due in one       one year but        Due after
                        year or less     within five years    five years
                                          (in thousands)

Real Estate                $58,560          $111,172             $42,441
Commercial, Financial
 and Agricultural          $42,672           $20,174             $ 5,889

All Other Loans            $ 7,433           $32,329             $ 1,378

TOTAL                     $108,665          $163,675             $49,708

Loans with Maturities After One Year for which:
                                                  (in thousands)
   Interest Rates are Fixed or Predetermined         $177,411
   Interest Rates are Floating or Adjustable         $ 35,972

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

 Collateral           Max. Amortization          Max. LTV
 ----------           -----------------          --------
Real Estate        Amort. discussed herein    Amort. discussed herein
Equipment          5 Years                    75%
Inventory          5 Years                    50%
A/R                5 Years                    75%
Livestock          5 Years                    80%
Crops              1 Year                     50%
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

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $56,132,000 as of 6/30/99.

The average yield on loans of First Citizens National Bank for the second quarter of the years indicated is as follows:

                               1999 -  9.33%
                               1998 -  9.64%
                               1997 -  9.82%
                               1996 -  9.57%
                               1995 -  9.82%

     Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $144,637,000 or 44.91% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is up from 39.05% at 6/30/98. Maturities in the one to five year category total $163,675,000.

                         NON-PERFORMING ASSETS

Total non performing loans as of quarter end represent .29% of the loan portfolio compared to peer group .82% (3/31/99). Total non-performing loans at 6/30/98 represent .26% of total loans compared to peer group total of .72%. Non-accrual loans as of June 30, 1999 total $869,000 compared to $330,066 at 6/30/98 representing a net decrease of $539,934.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. Gross interest income that would have been recorded for the six months ending 6/30/99 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $31,000. Interest income on loans reported as ninety days past due and on interest accrual status was $24,000 for year-to-date 1999. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loan total at June 30, 1999 was zero.

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

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

                              Non-Performing Loans
                                   June 30
                                (in thousands)

                                        90 Days Past Due
      Year     Non-Accrual              Accruing Interest   Total

     1999        $  662                    $  255           $  917

     1998        $  316                    $  331           $  647

     1997        $1,097                    $  225           $1,322

     1996        $1,725                    $  116           $1,841

     1995        $  869                    $  490           $1,359


                         LOAN LOSS EXPERIENCE AND
                         RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $158,000 (2) recovery of loans previously charged off - $38,000 and (3) additions to Reserve - $196,000. Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and deposit overdrafts. The Reserve for Loan Losses Balance at quarter end was $3,822,000 or 1.19% of total loans. Bank policy mandates a reserve balance equal to one percent of total loans. Projected charge-offs for the year are approximately $550,000.

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

LOAN LOSS ALLOWANCE ANALYSIS
DATE
          AVERAGE       AVERAGE        PERCENT CURRENT  RESERVE
          LOSS 3 YRS.   BALANCE 3 YRS.         BALANCE  REQUIRED

I. CREDIT      $         GROSS  $          %     $         $
   CARDS

II. INSTALL.   $         NET    $          %     $         $
    LOANS

III. IMPAIRED WITH ALLOCATIONS                   $         $
     IMPAIRED WITHOUT ALLOCATIONS                $         $
     ALLOWANCE
IV.  DOUBTFUL                            50%     $         $
     SUBSTANDARD                         10%
     WATCH                                5%
     OTHER LOANS NOT LISTED PREVIOUSLY  .75%
     LESS SBA/FMHA GUARANTEED PORTIONS
                                                 ----------
     TOTAL LOANS                                 $

V.   LETTERS OF CREDIT                  .75%     $         $

VI.  OTHER REAL ESTATE OWNED                               $
                                                           ------
     RESERVE REQUIRED                                      $

     RESERVE BALANCE                                       $

     EXCESS (DEFICIT)                                      $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %
     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/99 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural           $300,000
  Real Estate-Construction                              0
  Real Estate-Mortgage                                  0
  Installment Loans to individuals                250,000
Lease financing                                         0
Foreign                                               N/A
               01/01/99 through 12/31/99   Total $550,000

The book value of repossessed real property held by the bank at 6/30/99 was $226,000. The balance as of 6/30/98 was $131,000. The balance increased slightly due to the addition of foreclosed property in the Obion County market. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

           Loan Loss Experience and Reserve for Loan Losses
                       Quarter ending June 30
                          (in thousands)
                         1999      1998    1997     1996     1995
Average Net Loans
Outstanding            $310,911 $265,028 $216,306 $201,924 $178,924

Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  3,940 $  3,197 $  2,446 $  2,289 $  2,115

Loan Charge-Offs       $   (158)$  (146) $    (79)$    (96)$    (56)

Recovery of Loans
Previously Charged Off $     38 $    79  $     38 $     32 $     41

Net Loans Charged Off  $   (120)$   (67) $    (41)$    (64)$    (15)

Additions to Reserve
Charged to Operating
Expense                $    196 $   308  $    191 $    134 $     86


Changes incident to
Mergers                $      0 $     0  $      0 $      0 $      0

Balance at End of
Period                 $  3,822 $ 3,438  $  2,596 $  2,359 $  2,186

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding               (.03%)   .02%    (.02%)   (.04%)   (.01%)

The following table will identify charge-offs by category for the period ending 6/30/99.

Charge-Offs:                              1999     1998
Domestic
  Commercial, Financial and Agricultural $ 12      $ 38
  Real Estate - Construction                0         0
  Real Estate - Mortgage                    0        20
  Installment Loans to Individuals        121        59
  Lease Financing                           0         0
  Credit Cards                             25        29
    Total                               ($158)     $146
Recoveries:
Domestic:
  Commercial, Financial and Agricultural $  0      $ 47
  Real Estate - Construction                0         0
  Real Estate - Mortgage                    0         1
  Installment Loans to Individuals         38        26
  Lease Financing                           0         0
  Credit Cards                              0         5
    Total                                $ 38      $ 79
     Net                                $(120)     $(67)

INVESTMENT SECURITIES

The book value of listed investment securities as of the dates indicated are summarized as follows:

                         Composition of Investment Securities
                                      June 30
                                  (in thousands)

                       1999      1998      1997      1996      1995
U. S. Treasury &
 Government Agencies $88,321    $73,311   $66,322   $63,154   $53,754
 State & Political
 Subdivisions        $13,606    $12,078   $11,321   $10,756   $10,019
 All Others          $ 3,160    $ 2,676   $ 3,032   $ 3,435   $ 4,151

          TOTALS    $105,087    $88,065   $80,675   $77,345   $67,924

A major function of the bank's investment portfolio is to maximize returns from investments while controlling the basic elements of risk. A second goal is to provide liquidity and meet financial needs of the customer base. Investment Securities also serve as collateral for government and public funds deposits. Investments for the second quarter, 1999 were up approximately $17 million. Sales made from the Available for Sale account totaled over $7.4 million. Book value compared to market value resulted in a negative entry to the capital account of $2.4 million for the year. FASB 115 requires banks to mark to market investment securities held in the Available for Sale portion of the Investment portfolio. Mark to market dictates that these investments be marked up or down to account for fluctuation in market value created by changes in interest rates. The effect to capital is temporary if securities are held to maturity. The average maturity of the portfolio is 8 years and 8 months. The average pretax yield at 6/30/99 was 6.27% compared to 6.87% at 6/30/98. Tax free investments total approximately $13.5 million as of quarter end. Securities purchased during the quarter total $2.5 million while securities sold total $7.4 million. Sale of securities was made from the Available for Sale Account.

Fixed rate holdings currently have an expected average life of 5.3 years. It is estimated that this average life would extend to 6.6 years should rates rise 100 basis points and 6.8 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would likely decrease to 2.6 years.

In terms of price sensitivity, we estimate that if rates were to increase 100 basis points, market value of the portfolio would fall by 6.0%, while rates rising 200 basis points would impact the market value by a negative 0.5%. This is comparable with the price sensitivity of a Treasury bond with a term of about 7 years. If rates drop 100 basis points, we estimate that the market value would increase by 3.6%.

Adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 5.3 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of about a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

Maturities in the portfolio are made up of 13% within one year, 38% after one year and within five years, 43% after five years and within 10 years, and 6% after 10 years. Policy provides for 20% maturities on an annual basis. Maturities were extended from 5 to 10 years on most securities purchased since the second half of 1995. Management made a conscious effort to extend maturities for a higher yield on the portfolio. Securities purchased with extended maturities bear call features ranging from 1 to 5 years.

First Citizens National Bank does not engage in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

    Investment Securities
                                Held to Maturity      Available for Sale
                                              June 30, 1998
                                              (in thousands)
                                Amortized      Fair   Amortized    Fair
                                  Cost        Value     Cost       Value

U.S. Treasury Securities        $     0     $     0   $ 2,028   $ 2,009
U.S. Government agency
and corporation obligations 17,719 17,373 70,414 68,593 Securities issued by states and political subdivisions
in the U.S.:
   Taxable securities                 0           0         0         0
     Tax-exempt securities        4,015       4,027     9,759     9,591
U. S. Securities:
   Debt securities                    0           0         0         0
   Equity securities (including
    Federal Reserve stock)                              3,128     3,160
Foreign securities:
   Debt securities                  N/A        N/A       N/A        N/A
   Equity securities                                     N/A        N/A
Total                            21,734      21,400    85,329    83,353

                                       Investment Securities
                                     Unrealized Gains/(Losses)
                                           June 30, 1999

                                Unrealized  Unrealized     Net
                                 Gains        Losses   Gains/Losses

U.S. Treasury Securities            18          37           (19)
Obligations of U.S. Government
 Agencies and Corp                 140       2,274        (2,134)
Obligations of States and
 Political Subdivisions             49         206          (157)
Fed Reserve & Corp Stock            32           0             0

   Totals                          239       2,517        (2,278)


                      Maturity and Portfolio Percentages June 30, 1999
                                       (in thousands)

                             After One Year   After Five Years        After
           Within One Year  Within Five Years  Within Ten Years     Ten Years
           Amount    %        Amount   %        Amount     %     Amount     %

6/30/99  $13,557  (13%)     $39,451 (38%)    $45,560   (43%)  $ 6,519    (6%)

6/30/98  $ 6,358   (7%)     $26,025 (30%)    $36,238   (41%)  $19,444   (22%)

6/30/97  $26,681  (33%)     $25,832 (32%)    $16,725   (21%)  $11,437   (14%)

6/30/96  $ 5,329   (7%)     $38,620 (50%)    $22,895   (30%)  $10,501   (13%)

6/30/95  $ 3,279   (5%)     $49,381 (73%)    $11,609   (17%)  $ 3,655    (5%)


                 Maturity and Yield on Securities June 30, 1999
                                 (in thousands)

                                                   Maturing
                                      After One Year    After Five Years     After
                    Within One Year  Within Five Years  Within Ten Years   Ten Years
                    Amount    Yield   Amount    Yield   Amount    Yield   Amount Yield
U.S. Treasury and
Government Agencies $11,722  6.71%   $35,050   5.45%  $38,360    5.19% $ 3,189   5.32%

State and Political
Subdivisions*       $ 1,835  6.15%   $ 4,401   6.46%  $ 4,040    6.58% $ 3,330   6.99%

All Others          $     0  0.00%   $     0   0.00%  $ 3,160    6.47% $     0   0.00%

TOTALS              $13,557  6.63%   $39,451   5.56%  $45,560    5.40% $ 6,519   6.17%

*Yields on tax free investments are stated herein on a taxable equivalent basis. Parent Company's investments are included in the table.

                        Return on Equity and Assets

Return on assets is a measurement of Bancshares' ability to maximize asset utilization. Total assets at 6/30/99 was $471,133,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising interest rates had a significant impact on earnings in 1995. Results of operations for the years following 1995 reflect continuous improvement. Return on assets for 1998 reflects organizational cost for Bank of Troy and White and Associates/First Citizens Insurance Agency. Organizational costs for the Bank of Troy, First Volunteer Bank and White and Associates reflects losses on sales of investments and increased allocations to the loan loss reserve (discussed further in results of operations).

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

Total Shareholder's equity (including Loan Loss Reserve) of First Citizens Bancshares as of 6/30/99 was $43,623,000 compared to $36,950,000 at 06/30/98.

Percentage of Dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison. Number of shares outstanding continues to increase as a result of shares issued to service the Dividend Reinvestment Program. Shares issued as a result of the Dividend Reinvestment program total 8,108. Number of shares also increased as a result of shares issued for the 50 percent purchase of White and Associates Insurance Agency. A stock repurchase program continues to be ineffective in creating availability of shares. Shareholders are utilizing the Dividend Reinvestment Program to increase ownership in the company. Under the terms of the repurchase program, the company would repurchase up to $200,000 of Bancshare's stock in a calendar quarter on a first come first served basis. An amendment to the Company's Charter by the shareholders in April, 1998 approved an increase in the number of shares authorized from 750,000 to 10,000,000. In June, 1998 a 4 for 1 stock split was declared to holders of record as of June 1, 1998. The number of shares outstanding increased proportionately with no effect to capital.

Quarterly dividends of .125 cents per share were paid the first two quarters of 1998. On May 20, 1998 the Board of Directors approved a 4 for 1 stock split which provided for the issuance of 3 additional shares for each share owned of record June 1, 1998. Third and fourth quarter dividends were .15 cents per share in addition to a special fourth quarter dividend of 20 cents per share. Dividends declared the first two quarters of 1999 were .1875 cents per share.

The table below presents for First Citizens Bancshares, Inc. certain operating ratios year-to-date as of June 30: (not annualized)

                                 1999   1998   1997    1996

Percentage of Net Income to:
Average Total Assets              .62%   .61%   .65%    .59%

Average Shareholders Equity      6.62%  6.29%  6.91%   6.40%

Percentage of Dividends Declared
Per Common Share to Net Income
Per Common Share                48.79% 36.09% 26.09%  24.95%

*Percentage of Average
 Shareholders' Equity to
 Average Total Assets           10.21%  9.63% 10.23%   9.87%

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

Policy sets a projected liquidity range of 10.84% to 13.88% including balance sheet and off balance sheet components. The liquidity ratio as of 6/30/99 was 11.76%. Slower deposit growth in recent years has forced banks to seek alternative funding sources in order to meet loan demand. First Citizens has resolved this issued by becoming a member of the Federal Home Loan Bank and establishing lines of credit sufficient to meet all liquidity needs. Total lines available including FHLB were $81 million at quarter end. Funds made available through the Federal Home Loan Bank establish a fixed level of credit at a predetermined rate. Correspondent Bank lines provide additional liquidity required for daily settlement of the bank's books. It is anticipated that these sources of funds will continue to be utilized as a tool for managing liquidity. In addition, we will continue to search for other sources of funding. As a result the company has experienced no problem with liquidity during any of the years under review and anticipates that liquidity requirements will be effectively met in the future. Other sources available to meet liquidity needs include loans and investments totaling $126 million that mature within one year or less. The dependency ratio reflects the degree that volatile liabilities are depended upon to fund longer term assets. Lower ratios reflect a higher degree of liquidity. Asset/Liability policy sets a dependency range of 15.13% to 17.25%. The dependency ratio as of 6/30/99 was 15.60%.

In April, 1999 a new 9 month Certificate of Deposit was introduced that pays a higher interest rate depending on total relationship balances. Rates paid on the Certificate range from 4.50% to 4.89%. A report of competitive rates in the Lauderdale County market indicates that a rate as high as 5.75% being paid on 12 month maturities. Rates in Obion County range from 4.50% to 5.25% for 12 month maturities. Community Bank Presidents in all counties reports slow deposit growth for their prespective market areas.

A decision was made at quarter end to increase interest rates to a level equal to or slightly above current market rates. The decision to pay higher rates is to acquire new customers and to retain existing customer relationships. The bank's base rate used for pricing loans was increased by 25 basis points.

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

Interest Rate Risk
(in thousands)
                                    1999      1998     1997
Fixed Rate Loans > 5 Years        $30,701   $21,460  $15,724
   $2 million of this is
        matched with FHLB

                                                % of Tier 1
                                                   Capital
Rate Changes in 1999 vs 1998 -
   Actual results                 $  (172)         (0.42%)
Rate Changes in 1998 vs 1997 -
   Actual results                 $   (59)         (0.14%)

Tier 1 Capital                    $40,991
Policy                              2.00%

Projected 12
Month Exposure
Net Interest     Rate Moves                           % of Tier 1
Income Levels    In Basis Pts  Flat   Others  Variance   Capital

Declining 1        (100)     $18,950  $19,141    $191     0.47%
Flat Rate             0      $18,950  $18,950       0     0.00%
Rising 1            100      $18,950  $18,901   ($ 49)   (0.12%)
Rising 2            200      $18,950  $18,610   ($340)   (0.83%)
Rising 3            300      $18,950  $18,101   ($849)   (2.07%)

NOTES
The fixed rate loan amounts reflect the demand of customers and competition.

The actual net interest income changes due to interest rate moves is presented.

Projected net interest incomes are presented. They are derived off various interest rate projections. The last rate scenario is presented to show what would happen if rates rose quickly (300 basis points). We do not feel like this will happen, but rising 3 reflects a material dilution in the Bank's earnings.

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

                                          CONDENSED GAP REPORT
                               ------------------------------------
FIRST CITIZENS NATIONAL BANK                CURRENT BALANCES
DYERSBURG, TN                  -----------------------------------
                                               06/30/99
                                             (in thousands)
                               DAILY      0-1    1-2     2-3     3-6    6-12    1-2    2+
                        TOTAL FLOATING  MONTH  MONTHS  MONTHS  MONTHS MONTHS  YEARS   YEARS
------------------------------------------------------------------------------------------
CASH AND DUE FROM
CASH AND DUE FROM      13,790     0         0       0      0       0       0       0   13,790
MONEY MARKET              354   354         0       0      0       0       0       0        0

TOTAL CASH & DUE FROM  14,144   354         0       0      0       0       0       0   13,790

INVESTMENTS
US TREASURIES           2,009     0         0       0      0       0       0   1,480      529
US AGENCIES            81,212     0         0   1,985  2,123     110   2,404   1,958   72,632
VARIABLE AGENCIES       5,100     0         0       0      0   4,600     500       0        0
MUNICIPALS             13,607     0         0     340      0     590     905   2,100    9,672
EQUITIES                3,159     0         0       0      0       0       0       0    3,159

TOTAL INVESTMENTS     105,087     0         0   2,325  2,123   5,300   3,809   5,538   85,992

LOANS
COMMERCIAL FIXED       55,868     0     5,832   1,194  2,760   9,291  11,937   3,398   21,456
COMMERCIAL VARIABLE    12,639     0    10,913     273    101     202     169     286      695
REAL ESTATE-VARIABLE   15,201     0    10,089     485     36   1,126     695   1,025    1,745
REAL ESTATE FIXED     187,320     0     9,352   4,230  4,189   9,374   9,368  17,260  133,547
HOME EQUITY LOANS       8,132     0     7,055      35     32     187     787      36        0
SEC MORTGAGE            1,520     0         0       0      0       0       0       0    1,520
INSTALLMENT LOANS      38,387     0     1,251     642    630   1,704   3,206   5,823   25,131
FLOOR PLAN                173     0         0       0      0       0       0       0      173
CREDIT CARDS            2,310     0         0       0      0       0       0       0    2,310
FACTORING REC              55     0         0       0      0       0       0       0       55
OVERDRAFTS                443     0         0       0      0       0       0       0      443
TOTAL LOANS           322,048     0    44,492   6,859  7,748  21,884  26,162  27,828  187,075
LOAN LOSS RESERVE       3,822     0         0       0      0       0       0       0    3,822

NET LOANS             318,226     0    44,492   6,859  7,748  21,884  26,162  27,828  183,253

FED FUNDS SOLD

TOTAL EARNING ASSETS  423,313     0    44,492   9,184  9,871  27,184  29,971  33,366  269,245

OTHER ASSETS
BUILDING, F&F & LAND   12,779     0         0       0      0       0       0       0   12,779
OTHER REAL ESTATE         226     0         0       0      0       0       0       0      226
OTHER ASSETS           19,858     0         0       0      0       0       0       0   19,858

TOTAL OTHER ASSETS     32,863     0         0       0      0       0       0       0   32,863

TOTAL ASSETS          470,320   354    44,492   9,184  9,871  27,184  29,971  33,366  315,898

DEMAND DEPOSITS        36,586     0         0       0      0       0       0       0   36,586

TOTAL DEMAND           36,586     0         0       0      0       0       0       0   36,586

                                    CONDENSED GAP REPORT
                              ------------------------------------
FIRST CITIZENS NATIONAL BANK           CURRENT BALANCES
DYERSBURG, TN                 -----------------------------------
                                          06/30/99
                                       (in thousands)
                               DAILY      0-1    1-2     2-3     3-6      6-12     1-2      2+
                        TOTAL FLOATING  MONTH  MONTHS  MONTHS   MONTHS   MONTHS   YEARS    YEARS
-------------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS       23,664       0       0        0        0        0        0        0   23,664
NOW ACCOUNT           44,130       0       0        0        0        0        0        0   44,130
BUSINESS CHECKING        273       0       0        0        0        0        0        0      273
IMF MMDA               7,284       0       0        0        0        0        0        0    7,284
FIRST RATE ACCOUNT    30,851       0       0        0        0        0   10,284   20,567        0
DOGWOOD CLUB          10,430       0       0        0        0        0        0        0   10,430

TOTAL SAVINGS        116,632       0       0        0        0        0   10,284   20,567   85,781

TIME DEPOSITS
CD 1-2 MONTHS          6,040       0     467    5,557       13        0        3        0        0
CD 3 MONTHS              773       0     262      174      241       96        0        0        0
CD 4-5 MONTHS         17,255       0      24        8    3,000   12,223    2,000        0        0
CD 6 MONTHS           27,633       0   2,320    3,266    4,375   15,277    2,395        0        0
CD 7-11 MONTHS         9,131       0      65    3,091       69       74    5,832        0        0
CD 12 MONTHS          27,382       0   1,316    1,507    1,504    6,541   15,795      719        0
CD 13-17 MONTHS       35,758       0   1,178    1,777    3,500    8,371   14,837    6,095        0
CD 18-23 MONTHS          446       0       0        0        0       31      118      297        0
CD 24 MONTHS           6,021       0      94       78      199      865    2,048    2,690       47
CD 25-30 MONTHS        1,515       0      79       65       13      178      229      834      117
CD 31-59 MONTHS        9,227       0     115       15       82      211    3,302    4,994      508
CD 31-59 MONTHS
 VARIABLE                 12       0       0        0        0        0       12        0        0
CD 60 MONTH            4,277       0     100      300        0       82      517      387    2,891
CD 60 MONTH VAR.         515       0       0        0        0        0       60      130      325
CD SWEET 16           14,837       0   1,274    2,786    1,557    2,985    3,254    2,981        0
CD 7 MONTH             1,189       0       0        0       26      948      215        0        0
TROY CD'S             12,940       0   1,899    1,108      905    2,887    5,548      561       32
IRA FLOATING              95       0      95        0        0        0        0        0        0
IRA FIXED             24,911       0   1,208    1,490    1,103    5,045    8,884    4,620    2,561
CHRISTMAS CLUB           432       0       0        0        0        0      432        0        0

TOTAL TIME           200,389       0  10,496   21,222   16,587   55,814   65,481   24,308    6,481


TOTAL DEPOSITS       353,607       0  10,496   21,222   16,587   55,814   75,765   44,875  128,848

FED FUNDS PURCHASED      800     800       0        0        0        0        0        0        0
TT&L                   1,000   1,000       0        0        0        0        0        0        0
SECURITIES SOLD-
  SWEEP               17,699  17,699       0        0        0        0        0        0        0
SECURITIES SOLD-
  FIXED               11,624       0   4,560    2,526      855      737    2,946        0        0
FHLB-SHORT TERM        9,025   9,025       0        0        0        0        0        0        0
FHLB-LONG TERM        29,424       0   5,000        0        0    6,000    5,000    5,000    8,424

TOTAL SHORT TERM
  BORR.               69,572  28,524   9,560    2,526      855    6,737    7,946    5,000    8,424

OTHER LIABILITIES      2,950       0       0        0        0        0        0        0    2,950

TOTAL OTHER LIAB.      2,950       0       0        0        0        0        0        0    2,950

TOTAL LIABILITIES    426,129  28,524  20,056   23,748   17,442   62,551   83,711   49,875  140,222

CAPITAL
STOCK, SURPLUS,
 P.I.C                17,032       0       0        0        0        0        0        0   17,032
UNREALIZED GAIN
  (LOSSES)            (1,186)      0       0        0        0        0        0        0   (1,186)
UNDIVIDED PROFITS     28,345       0       0        0        0        0        0        0   28,345

TOTAL CAPITAL         44,191       0       0        0        0        0        0        0   44,191
TOTAL LIAB'S &
  CAPITAL            470,320  28,524  20,056   23,748   17,442   62,551   83,711   49,875  184,413

GAP (SPREAD)               0 (28,170) 24,436  (14,564)  (7,571) (35,367) (53,740) (16,509) 131,485
GAP % TOTAL ASSETS         0   (5.99)   5.20    (3.10)   (1.61)   (7.52)  (11.43)   (3.51)   27.96
CUMULATIVE GAP             0 (28,170) (3,734) (18,298) (25,869) (61,236)(114,976)(131,485)       0
CUM GAP % TOTAL ASSETS     0   (5.99)  (0.79)   (3.89)   (5.50)  (13.02)  (24.45)  (27.96)       0
SENSITIVITY RATIO          0    0.01    0.92     0.75     0.71     0.60     0.51     0.54     1.00

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

                            Capital Resources

Total shareholders' equity of First Citizens Bancshares as of June 30, 1999, was $43,625,000. Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated
(excluding Loan Loss Reserves):

               1999   1998    1997    1996    1995
               9.26%  9.37%   9.48%   8.93%   9.09%

A decrease in the capital ratio when comparing June 1999 to June 1998 was a result of the following factors: (1) A special dividend of .20 cents per share paid fourth quarter 1999; (2) The cash purchase of Bank of Troy in 1998; and
(3) Mark to market adjustment of Available for Sale Investments, a year-to-date net effect to capital of approximately $2.4 million. The Mark to Market adjustment, a requirement of FASB 115, requires banks to mark to market investments held in the Available for Sale account. The adjustment is made to the capital account and is temporary in nature if the investments are held to maturity before being sold. First Citizens has no plans at this time to sell securities from the Available for Sale account prior to maturity.

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing years included in the above table. Risk-based capital ratio as of 6/30/99 was 13.62%, significantly in excess of the 8% mandated by Regulatory Authorities. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

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


                       Part II - Other Information


Item 1.  Legal Proceedings

There are no legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 6/30/99

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 First Citizens Bancshares, Inc.
                                          (Registrant)



Date:  August 12, 1999          /s/Katie Winchester
                                 Katie Winchester, President & CEO



Date:  August 12, 1999          /s/Jeff Agee
                                Jeff Agee, Senior Vice President &
                                Chief Financial Officer
                                First Citizens National Bank
                                (Principal Subsidiary)