Form 10-Q
period 1999-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 1999-11-15
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1999     Commission File Number 2-83542

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

Of the registrant's only class of common stock (no par value) there were 3,696,611 (net of treasury) shares outstanding as of September 30, 1999.

                 PART I - FINANCIAL INFORMATION

                 ITEM 1 - FINANCIAL STATEMENTS

                        FIRST CITIZENS BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              (Stated in thousands)

                                           September 30,   December 31,
                                                1999          1998
                                             (Unaudited)      (Note)
                                  ASSETS
Cash and due from banks                        $ 15,028        $ 14,223
Federal funds sold                                    0           2,000
Investment securities -
  Trading Investments-Stated at Market                0               0
  Held to maturity-amortized cost-fair
  Value of $20,967 at September 30,
  1999 and $25,798 at December 31,
  1998.                                          21,349          25,710
Available for Sale-Stated at Market              81,173          77,153
Loans - (Excluding unearned income of
      $2,585 at September 30, 1999
      and $2,216 at December 31, 1998)          327,032         278,220
Less:  Allowance for loan losses                  3,878           3,496
       Net Loans                                323,154         274,724
Premises and equipment                           13,101           9,880
Intangible assets                                 4,326           3,447
Other assets                                     15,538          14,084
    TOTAL ASSETS                               $473,669        $421,221

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $355,746        $315,317
Securities sold under
 agreement to repurchase                         21,789          21,282
Federal funds purchased
 and other short term borrowing                  15,900          16,825
Long-term debt                                   31,344          24,342
Notes payable of employee stock
 ownership plan                                   1,197           1,408
Other liabilities                                 3,690           2,766
    TOTAL LIABILITIES                           429,666         381,940

Contingent Liabilities

Stockholders' Equity
     Common stock, no par value -
        10,000,000 authorized; 3,705,165
        issued and outstanding at
        September 30, 1999; 3,244,899
        issued and outstanding at
        December 31, 1998                         3,705           3,245
     Surplus                                     15,034          13,892
     Retained earnings                           28,209          23,200
         Obligation of employee stock ownership
            plan                                 (1,196)         (1,408)
     Net Unrealized Gains(Losses) on
          available for sale                     (1,492)            481
     Total Common Stock and Retained
      Earnings                                   44,260          39,410
     Less-8,554 Treasury Shares, at Cost
       at September 30, 1999 and 4,584
           Shares at cost at December 31, 1998      (257)           (129)
    Total Stockholders' Equity                    44,003          39,281
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $473,669        $421,221

NOTE: The balance sheet at December 31, 1998, has been taken from the audited financial statements at that date and condensed.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)


                                Three Months Ended        Nine Months Ended
                                   September 30             September 30
                                1999         1998         1999        1998


     Interest Income
Interest and fees on loans     $ 7,474     $ 6,474       $21,814     $18,589
Interest on investment
  securities:
Taxable                          1,472       1,335         4,500       3,781
Tax-exempt                         147         135           467         407
Other interest income -
 Fed Funds Sold                      7           3           148         136
Other interest income -
 checking                            7           6            33          35
Lease financing income               0           0             0           0
     Total Interest Income       9,107       7,953        26,962      22,948

     Interest Expense
Interest on deposits             3,417       3,299        10,139       9,638
Other interest expense             775         656         2,429       1,681
      Total Interest Expense     4,192       3,955        12,568      11,319

Net Interest Income              4,915       3,998        14,394      11,629

Provision for loan losses          122         121           524         639

Net interest income after
   provision                     4,793       3,877        13,870      10,990

     Other Income
Securities gains (losses)            0          48            95          39
Other income                     1,455       1,005         4,188       3,181
     Total Other Income          1,455       1,053         4,283       3,220

Other expenses                   3,752       3,182        11,362       9,166

Net income before
 income taxes                    2,396       1,748         6,791       5,044
Provision for income
 taxes                             886         586         2,351       1,696

Net income                       1,550       1,162         4,440       3,348


Earnings per share            $   0.42    $   0.37      $   1.21      $ 1.07

Weighted average number of
  shares outstanding         3,654,633   3,117,127     3,654,633   3,117,127

1997 income data has been adjusted to reflect annual incentive bonus accruals previously accounted for during fourth quarter and a 4.1 stock split that took place in 1998.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (STATED IN THOUSANDS)


    Operating Activities
                                           Nine Months Ended September 30
                                            1999        1998       1997
Net cash provided by
  operating activities                   $ 5,347      $ 2,863     $4,118

    Investing Activities

Proceeds of maturities of held to
  maturity securities                      6,861       12,119     10,468
Purchase of held to maturity
  investments                             (2,500)     (15,043)    (9,600)
Proceeds from maturities of available
 for sale securities                      10,506       19,887     14,478
Proceeds from sales of available for
  sale securities                          8,227       10,059      1,954
Purchase of available for sale
 securities                              (19,200)     (59,428)   (15,110)
Increase in Loans-Net                    (20,207)     (45,150)   (23,273)
Payment for purchase of Bank of Troy-
 Net of cash acquired                          0       (5,957)         0
Purchases of premises and equipment       (2,779)      (1,881)      (719)

         Net cash provided
      by investing activities            (19,092)     (85,394)   (21,802)

    Financing Activities
Net increase (decrease) in demand
  and savings accounts                    (1,036)      18,670        384
Increase (decrease) in time accounts      (3,300)      23,722        544
Increase (decrease) in long-term debt      7,002       11,844      6,363
Treasury stock transactions                 (128)         (52)         2
Proceeds from sale of common stock           450        5,070        375
Cash dividends paid                       (2,115)      (1,278)      (911)
Net increase (decrease) in short
  term borrowings                           (418)      17,327     12,025

  Net cash provided (used) by
      financing activities                   455       75,303     18,782

  Increase (decrease) in cash and
      cash equivalents                   (13,290)      (7,228)     1,098

Cash and cash equivalents at
  beginning of year                       28,318       18,846     13,507

Cash and cash equivalents,
  end of year                             15,028       11,618     14,605

Cash payments made for interest and income taxes during the years presented are as follows:

                                          1999     1998     1997
         Interest                       $12,948   $11,564  $9,682
         Income Taxes                    $2,142   $ 2,388  $1,763

The accompanying notes are an integral part of these financial statements.

                             FIRST CITIZENS BANCSHARES, INC.
                            STATEMENT OF COMPREHENSIVE INCOME
                        (IN THOUSANDS) EXCEPT PER SHARE AMOUNTS
                                    SEPTEMBER 30, 1999


                                Three Months Ended      Nine Months Ended
                                    September              September
                               1999          1998       1999        1998

Net Income                    $1,550       $1,162      $4,440     $3,348

Changes in Available
  for Sale Securities           (510)         339      (3,288)       379
Tax Impact (Available
  for Sale Securities)          (204)         136      (1,315)       152

Comprehensive Income          $1,244       $1,365      $2,467     $3,575

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              (Stated in Thousands)
                               September 30, 1999

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of September 30, 1999, the consolidated statements of income for the nine months ended September 30, 1999, 1998, and 1997, and the consolidated statement of cash flows for the nine months then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation
S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1998.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Short Term Borrowings
                                        September 30  September 30
                                              1999        1998

Amount Outstanding-End of Period             $37,688    $39,092
Weighted Average Rate of Outstanding           4.79%      5.15%
Maximum Amount of Borrowings at Month End    $38,288    $39,092
Average Amounts Outstanding for Period       $34,672    $30,467
Weighted Average Rate of Average Amounts       4.40%      4.71%

Note 4 - Long-Term Debt

Long term debt is comprised of Federal Home Loan Bank Borrowings and Finance Company debt and Employee Stock Ownership Plan debt. The Finnace Company debt is classified as long term debt due to the intent to renew. The parent company ESOP debt is with Suntrust-Nashville. The average life is as presented and the FHLB Funds are matched with loans and investments.

                       Average Average  Average
                       Volume   Rate    Maturity  Variable

FHLB Borrowings        $22,958 5.80%  2 Years   Fixed,Callable
Finance Company Debt     1,000 6.00%  5 Years     Fixed
Parent Company Debt    Paid debt off third quarter of 1999.
ESOP Obligation          1,197 6.70%  3 Years Monthly

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                               September 30, 1999

Note 5 - Statement of Cash Flows

                                   September 30,
                           1999         1998         1997
Actual payments made
 during the periods:

Interest                 $12,948      $11,564       $ 9,682
Income taxes               2,142        2,388         1,763

Note 6 - Contingent Liabilities

There are no material pending litigations as of the current reportable date that should result in a liability.

Note 7 - Investment Securities

The differences between book values of investment securities and market values at September 30, 1999 and December 31, 1998, total ($382) and $87 respectively. FASB 115 requires banks to classify securities as held to maturity, available for sale, and trading. First Citizens has $0 in the trading account. Available for Sale securities values are adjusted to market quarterly and the adjustments flow to the capital account (net of tax). Held to maturity securities are stated at amortized cost. Available for sale securities reflects a $2,487 decrease for the period ending September 1999 and, net of tax, ($1,492) flowed to the capital account. These movements fluctuate with the bond market.

First Citizens has not engaged in derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reported periods.

Note 8 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc. and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards established by regulators. Tier 1 and tier 2 risk based capital ratios are 12.41% and 13.59% respectively.

Note 9 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax account reflects an asset totaling $726. Timing differences mainly consist of Reserve for Loan Loss timing differences.

Note 10 - Reserve for Loan Losses

FASB 114 and 118 were implemented during the first quarter of 1995, creating a reserve for impaired loans.

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  (UNAUDITED)
                                (IN THOUSANDS)
                              September 30, 1999



The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance             $1,092
Amount of Recorded Balance with Related Allowance     $  346
Amount of Recorded Balance with no Related Allowance  $  746



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

Note 15 - APB 16 - Business Combination

On January 1, 1999, First Citizens Bancshares purchased First Volunteer Bank of Union City, Tennessee. The newly acquired bank was converted to a branch of FCNB (June 1999). First Volunteer has total assets of approximately $49 million. The Bank is located in the county of Obion and will expand Bancshares' market as projected in our strategic plan. The acquisition was funded by issuing 445 shares of stock and was accounted for by the pooling accounting method. The assets, liabilities, and stockholder's equity amounts were combined using the pooling accounting method (continuation of acquiree books onto our books). The total cost of the acquisition was $11 million.

                         FIRST CITIZENS BANCSHARES, INC.
                                  AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                               September 30, 1999

There were no material accounting adjustments assets of the combining companies to adopt similar accounting practices. There were no changes in retained earnings due to the changing of the companies' fiscal year end. Both companies have December 31 year ends. First Volunteer produced a YTD net income of $300 for the first 6 months, which is consolidated into bancshares' totals.

Note 16 - FASB 132 Employers' disclosures about pensions and other post-retirement benefits.


First Citizens and its subs do not sponsor any defined benefit plans or post-retirement benefits.

Note 17 - Leveraged ESOP
Origination Date: 06/25/98

Bancshares guaranteed a $2,000,000 loan on behalf of the Employee Stock Ownership Plan payable to Suntrust Bank, Nashville at the rate of Libor plus 1.20%. Accrued interest is payable quarterly commencing July 1, 1998. Principal shall be paid in equal quarterly payments of $52 commencing October 1, 1998. There are no prepayment penalties associated with this loan. It is our intent to pay this loan off within 3 years. First Citizens Bancshares issued 85,106 shares at the Market/appraised price of $23.50 to use for the ESOP purchase/leverage. The parent company also recorded a note payable and a contra equity account for this transaction. The contra equity account is called unallocated ESOP Shares. The source of repayment of this loan will be the lead bank (First Citizens National Bank). First Citizens will record as an expense the contributions for the funding of the payments to the ESOP. First Citizens National Bank contributes 10% of covered payroll on an annual basis to the ESOP.

First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and Trust is a money purchase/stock bonus plan administered by the Investment Management and Trust Services Division of First Citizens National Bank. Eligibility requirements dictate that an employee must be 21 years of age and must have been employed for a minimum of one year to participate in the plan by the Company. Each year First Citizens National Bank will contribute 10% to the money purchase pension plan and the contributions to the stock bonus plan will be discretionary. The stock bonus plan has not been utilized in the 1900's. An employee has to be employed on the last day of the year and have completed 1000 hours of service to receive a contribution.

The current YTD expense of our ESOP is $421,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending September 30, 1999. Reference should be made to the Financial Statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of First Citizens and First Citizens Bancshares, Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

In spite of recent stock market volatility and global economic problems, third quarter performance of First Citizens Bancshares, Inc. remained strong. Net income of $1,596,000 for the three months ending September 30, 1999 was up 37% from the $1,162,000 earned the same period in 1998. Year to date net income through September totaled $4,440,000 up from $3,348,000 at September 30, 1998. The increase in net income reflects acquisition activity in addition to growth in the loan portfolio. Non interest income increased 31% from the same time period one year ago, an indicator of continued efforts to increase fee income through diversification of business lines. Earnings per share increased 19%, to 44 cents per share from 37 cents in the third quarter of 1998. Earnings per share for the first nine months of 1999 were $1.23 up from $1.07 earned during the same time period in 1998. Return on average assets was 1.27% at quarter end compared to 1.20% this time last year. Return on Average Equity was 13.62% at quarter end compared to 12.37% as of September 30, 1998. Book Value of Bancshares stock at quarter end was $11.91 compared to $12.13 as of quarter end one year ago. The Financial Accounting Standards Board requires financial institutions to evaluate investments held in the Available-For-Sale portfolio on a quarterly basis and to adjust value according to current market. The quarterly accounting adjustments derived from the market evaluation are then marked against the bank's capital account. Third quarter capital adjustments decreased capital approximately $306,000 or $0.08 net effect to book value of Bancshares stock. Book value of Bancshares' stock has decreased $0.53 per share as a result of mark to market adjustments to the capital account from December 1998 to September 30, 1999. Changes to the capital account as a result of FASB 115 are classified as a book entry and write-downs only effect the capital account if sold prior to maturity. Market value of Bancshares' stock remains firm at $30.00 per share in spite of market pressure placed on per share prices of bank stocks. Since Bancshares stock is not publicly traded on any exchange, it has escaped the volatility that has impacted stock prices of even the best performing banks. The bank's loan portfolio continues to be the bank's largest earning asset. Total loans increased 32.76% when comparing September 30,1999 to September 30, 1998.

Quality of the loan portfolio remains at levels above peer averages when comparing past due and non-performing assets. An Internal Loan Review report dated August 31, 1999 indicates that the loan portfolio is in good condition based on percentage of problem loans to gross capital funds. Problem loans total $8,845,913 and represent 19.72% of gross capital funds. The loan portfolio is discussed in more detail within the section of this report titled Loan Portfolio Analysis. Loan to deposit ratio is 91.87% compared to 92.67% at 9/30/98. Loan to asset ratio at quarter end was 69.09%, down slightly from 69.61% for the same quarter last year.

First Citizens National Bank continues to focus on controlled growth, efficiency and diversification of operations and products. The Bank's Strategic Plan supports management objectives through strategic action steps that call for asset growth through mergers and acquisitions as well as an aggressive referral and sales program. The Bank of Troy and First Volunteer Bank acquisitions increased total assets approximately $110 million. Management is receptive to future mergers and acquisitions that will enhance shareholder value.

A strong focus is also placed on increasing fee income by establishing bank subsidiaries that have potential to enhance net income. Expansion of Delta Finance in Milan, TN. was accomplished in late 1998. Delta Finance II is not projected to post a profit in 1999. First Citizens Insurance Agency, established in 1999, posted year to date income levels of $143,000 compared to $70,000 last year. In addition other profit centers established as a part of the Insurance Company are a credit life insurance company, title insurance company, and the purchase of the Halls Insurance Agency, the leading provider of crop insurance in the State of Tennessee.

First Citizens introduced Internet based banking to the market place September 1, 1999. The service allows customers to access account information, statement activity, apply for a deposit or loan and pay bills by signing on to firstcitizens-bank.com. The cost of Internet banking is free to customers, while bill pay is offered at a competitive price. A Call Center is in the first stage of planning and will provide more efficient customer support from account inquiry to electronic banking products and services. An internet based cash management product for small businesses will be announced to the market the first half of next year. A wide area network was installed and fully operational in the second quarter of 1998. Applications such as E-mail, fax capabilities, Microsoft Office suite were installed on the network server and allow sharing of data files and customer information. The Wide area network will position First Citizens technology advancements into software that requires a personal computer based infrastructure rather than an AS/400.

There are no known trends, events or uncertainties that are likely to have a material affect on First Citizens' liquidity, capital resources or results of operations. Loan Administration is conscious of the potential impact of the agricultural segment of the loan portfolio that could result from low commodity prices coupled with dry weather conditions discussed early within this section. There currently exists no recommendation by regulatory authorities if implemented, would have such an affect. Interstate Banking/Branching became a full nationwide reality through legislation passed in 1994. First Citizens Bancshare's Inc. and First Citizens National Bank are located in a highly competitive market place, competing for deposit dollars and earning assets with four other banks, two of which are branches of large regional competitors. First Tennessee and Union Planters National Bank are the two largest financial institutions in the state. First Citizens has historically enjoyed over 50% of the local market share and reflected 52% as of the last market survey. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by a large regional competitor, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services required for maintaining a satisfactory customer relationship moving into the next decade and beyond. The most recent market survey indicates a remarkably strong performance by the bank in satisfying customer expectations in the areas of personnel, service and convenience.

First Citizens' designated market area is constantly expanding with the purchase of the Ripley, Tennessee branch (Lauderdale County), the Bank of Troy located in Troy, Tennessee (Obion County) and First Volunteer Bank, Union City, Tennessee (Obion County). Demographic studies indicate the population in Dyer, Lauderdale and Obion County at the end of 1996 was 36,193, 23,972, and 32,053 respectively. Projected population by the year 2000 is 42,000, 22,475, and 30,657 respectively. The median household income in Dyer County is approximately $26,562 slightly above the median household income level for the State of Tennessee. Employment consists of 44.85% in manufacturing and construction, 24.19% personal, professional and small business, 19.13% trade, wholesale and retail, 4.34% transport/communication, 3.93% public administration, and 3.57% agriculture, forest and fishing. Blue collar occupations employ approximately 8,226, while other white collar occupations employ approximately 4,672. Executive and other professional occupations employ approximately 3,200. First Citizens marketing strategy is to offer financial products and services designed to meet the needs of the market place. A demographic study indicated that First Citizens market was primarily in the 38 age group and above. More convenient products and services that appeal to the generation X market are included in the bank=s technology and marketing five year strategic plan.

YEAR 2000 PROJECT SUMMARY

Every industry which interprets or stores data formats has been posed with the Year 2000 challenge. Year 2000 related issues is a widely recognized universal problem related to the way in which computer systems process dates. The numerous inquiries received from both customers and vendors made us aware of the level of concern among those which we do business. Customer confidence in First Citizens now and after year 2000 is a top priority. For this reason resources were dedicated to ensure that the millennium date change is a nonevent. First Citizens is Year 2000 ready. The bank has reviewed and tested all mission critical core processing systems, AS/400 and distributed applications, data communication, building security and desktop applications to ensure they are capable of functioning through and beyond year 2000. Our efforts to bring 100% of our systems into compliance in a timely manner have been and will continue to be monitored by our primary regulator. Our year 2000 efforts has been examined by the Office of the Comptroller of the Currency and has met or surpassed all necessary guidelines set forth by the OCC. The OCC has reviewed the bank's Year 2000 program each and every quarter since the first quarter of 1998. First Citizens will continue to focus on Year 2000 issues until the millennium date change occurs.

The following table compares year to date non-interest income and expense of First Citizens as of September 30, 1999, 1998 and 1997:

                            Non-Interest Income
                               (in thousands)

                           Sept. 30          Sept. 30           Sept. 30
                            1999  % of Change 1998  % of Change   1997
Service Charges on
 Deposit Accounts          $1,775     31.28%  $1,352     9.12%  $1,239

Trust Income               $  661     18.24%  $  559      .01%  $  554

Other Income               $1,838     40.41%  $1,309    30.12%  $1,006

TOTAL NON-INTEREST INCOME  $4,274     32.73%  $3,220    15.04%  $2,799

Total non-interest income is $4,274,000, up 37.73% when compared to September 30, 1998. Total non-interest income increased over 15% when comparing the two previous time periods listed in the table. A strong focus on fee income and diversification of the income stream is reflected in the increased percentages as well as additional revenue earned as a result of the First Volunteer merger. Service Charge on deposits account increased over 31% when comparing the two time periods. Trust income continues to grow over previous years reflecting increased trust assets and review and realignment of the pricing policy.
Other income increased 40.41% and 30.12% when comparing September 30, 1999 to September 30, 1998 and 1997. Improved earnings are attributed to income received year-to-date from Financial Plus, Inc. of $93,000; First Citizens Insurance $143,000; and income received from the sale of a branch office located in Troy, Tennessee at a net profit of approximately $100,000.

                                       Non-Interest Expense
                                           (in thousands)

                              Sept. 30            Sept. 30      Sept. 30
                            1999 % of Change   1998  % of Change  1997

Salaries & Employee
 Benefits                  $ 6,428     23.28%   $5,214    15.94%  $4,497
  Net Occupancy Expense    $ 1,949     29.41%   $1,506     6.13%  $1,419
Other Operating Expense    $ 2,897     18.43%   $2,446    32.14%  $1,851

TOTAL NON-INTEREST EXPENSE $11,274     22.99%   $9,166    18.01%  $7,767

Total non-interest expense for 1999 is $11,274,000 compared to $9,166,000 for the same time period resulting in a 22.99% increase. Expense incurred in 1998 slightly distorts its comparison with 1999 because of the application of purchase accounting in the acquisition of Bank of Troy. Purchase accounting permits only expense incurred from date of purchase. Bank of Troy was purchased March 1998 thereby eliminating expenses for the months of January and February 1998 from year-to-date totals. Salaries and benefits increased 23.28% and 15.94% resulting from 37 employees acquired in the Bank of Troy and First Volunteer acquisitions as well as additional employees associated with the expansion of services offered in mortgage lending, brokerage, insurance in Union City, Troy, and Ripley. Fulltime equivalent employees as of September 30, 1999 was 207 compared to 181 at September 30,1998. Assets per employee are $2.3 million compared to peer group comparison of $2.5 million. The efficiency ratio is a measure of the bank's ability to produce income in comparison to fulltime equivalent ratio. Efficiency ratio at 9/30/99 was slightly above 60% compared to 58.66% at 9/30/98. An ongoing strategic plan is to automate manual processes through technology and at the same time meet the technological needs of our customer base. Net occupancy expense is projected to increase as technology is installed to accomplish this goal. Net occupancy expense is also projected to increase with the construction of the Green Village Branch. Construction of the branch commenced in October 1999 with completion of the facility projected in spring, 2000. Other operating expense increased over 18% with the organization cost associated with merger of Bank of Troy and First Volunteer Bank in 1999.

                                Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending September 30 for the years indicated:

                                COMPOSITION OF DEPOSITS
                                    (in thousands)

                       1999              1998              1997
                Average   Average Average   Average Average    Average
                Balance    Rate   Balance    Rate   Balance     Rate
Non-Interest
Bearing Demand
Deposits        $ 38,413   0.00%  $ 32,747   0.00% $ 28,055   0.00%

Savings
Deposits        $110,888   2.86%  $ 95,597   3.26% $ 79,419   3.42%

Time Deposits   $209,124   5.01%  $178,169   5.66% $150,248   5.58%

TOTAL DEPOSITS  $358,425   3.81%  $306,513   4.31% $257,722   4.26%


Deposit growth in 1999 is attributed primarily to deposits acquired in the Bank of Troy and First Volunteer acquisitions. Deposit instruments are created to target local consumers, professionals, and small businesses as its primary deposit base. These instruments consist primarily of demand deposits, savings accounts, certificates of deposits and individual retirement accounts. Senior products consist of discount service charges and other benefits designed for that market segment.

Non-interest bearing deposits increased $5.6 million since 9/30/98 and $16 million from 9/30/97. Retention of savings and time deposits continues to be a challenge with increased competition by brokerage firms, insurance companies and other financial service providers. The company's market place is considered highly competitive, with a fairly sophisticated customer base. According to a market share analysis, Bankchares holds over 50% of bank deposits domiciled in Dyer County. First Tennessee Bank holds 23%, Union Planters National Bank 11%, and Security Bank 14%. First Citizens competes with 2 or more large community banks in the Obion County market as well as other types of financial service providers. Competitor marketing programs are aggressive in seeking new deposit dollars with advertising programs that offers rates on certificates of deposits in excess of 6 percent and above in some market areas. First Citizens holds in excess of 17% of total deposits in Obion County and 4.82% in Lauderdale County.

Economic indicators for the West Tennessee area are extremely optimistic.
The population is expected to grow at a marginal rate in the three counties in which First Citizens has banking locations. Dyer County is projected to grow from the 1998 population of 36,489 to 37,400 by the year-end 2003. Previous expectations of Lauderdale County were for the population to decline. However current projections call for an increase for 31,960 to 32,055, a gain of less than 1 percent. The population for Obion County is projected to increase slightly in the next five years.

Average rates paid on deposits continue to reflect sound asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit strategy adopted in late 1996 reflected a shift from paying higher rates to obtain retail deposits to the purchase of wholesale deposits. Interest cost of wholesale deposits in comparison to market rates paid on retail deposits often provides for net interest margins that compliment the bank's capital plan. In order to stimulate deposit growth moving into the third quarter, a decision was made to increase deposits rates to a level more in line or slightly above Dyer County market rates. The decision to pay higher rates was based on a need to acquire or retain a total customer relationship and to attract deposits to fund aggressive loan demand. Net interest margins at quarter end was 3.99% compared to 4.18% at September 30, 1998. The competition reacted to this strategy with increased deposit rates in the Obion and Lauderdale County markets. A nine month certificate of deposit was introduced on which the level of interest paid is determined in part by whether or not the customer has an existing relationship. The new certificate was also designed to encourage customers to lock in maturity past January 1, 2000.

The bank determines the level to which short-term and marketable assets are available to fund short-term liabilities and outflow of deposits through its liquidity ratio. The liquidity ratio at 9/30/99 was 7.44% well within the bank's policy range of 6.35% to 9.76%. Another measure of liquidity is the dependency ratio that indicates the degree to which volatile liabilities are being relied upon to fund longer term assets. The lower the dependency ratio, the more liquid the bank. First Citizens dependency ratio as of 9/30/99 was 20.26% slightly above the maximum policy range of 19.11%.

Sweep accounts totaling $11.2 million are not included in the average balances for demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under agreement to repurchase. Repurchase agreements "Sweep" is a product offered to large balance customers, which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First Citizens on September 30, 1999.

              Maturity Distribution of Time Deposits
      In Amounts of $100,000 Or More As Of September 30, 1999

                                            (in thousands)
               Maturity                      Total Amount

           3 months or less                    $41,900
           3 through 12 months                 $21,335
           1 year through 3 years              $ 4,127
           over 3 years                        $   104
                                   Total       $67,466

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earnings assets and average costs on interest bearing liabilities. The average yield on interest earning assets, 8.60% reflects a slight decrease compared to 8.83% at September 30, 1998. The decreased yield is reflective of current market conditions as well as competitive pressure in local markets. Interest earning assets at quarter end were $426,890,000 compared to $363,510,000 and $308,068,000 at quarter end 1998 and 1997 respectively. The average rate on interest bearing liabilities was 4.31%, 4.90% and 4.88% as of quarter end of each year under discussion. Total interest bearing liabilities was $387,833,000 $322,933,000 and $271,722,000 for September 30, 1999, 1998, and
1997 respectively. A primary objective of the Asset Liability Committee is maintaining interest rate margins that are consistent with projected profitability ratios. Net interest margins at 9/30/99 were 3.99%, slightly below (0.19%) below September 30, 1998 ratio of 4.18%. Maintaining interest rate margins achieved in prior years continues to be a challenge. When interest rates begin to rise, customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate possible on deposits. The sensitivity to loan rates also increases as banks scramble to retain quality customers being courted by the competition. First Citizens has historically outperformed peer banks with the average rate earned on the loan portfolio, even in today's rate environment. The challenge of the last three years has been pricing deposits to retain the core deposit base as well as acquire deposit growth required for funding double digit loan growth. Deposit growth has been relatively flat, while loan growth has been above budget projections. Asset/liability policies are in place to protect the company from a material negative impact brought about by volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                                   First Citizens National Bank
                                    Quarter Ending September 30
                      Monthly Average Balances and Annualized Interest Rates
                                          (in thousands)
                           1999                      1998                      1997
                  Average         Average  Average           Average Average         Average
                  Balance Interest Rate    Balance  Interest  Rate   Balance Interest Rate
ASSETS
INTEREST EARNING
  ASSETS:
 Loans (123)
  & Leases         $322,550 $7,474  9.26% $267,955 $6,474 9.66%  $231,262   $5,605   9.70%
Investment
 Securities:
  Taxable          $ 89,900 $1,461  6.50% $ 82,651 $1,335 6.46%  $ 66,072   $1,125   6.81%
Tax Exempt (4)     $ 13,380 $  226  6.76% $ 11,974 $  204 6.81%  $ 10,477   $  180   6.88%
Interest Earning
 Deposits          $    500 $    7  5.64% $    741 $    6 3.24%  $    230   $    3   5.22%
Federal Funds
Sold & Securities
 Purchased Under
 an Agreement
 to Resell         $    560 $    7  5.00% $    189 $    3 6.35%  $     27   $    1   5.22%
Total Interest
 Earning Assets    $426,890 $9,175  8.60% $363,510 $8,022 8.83%  $308,068   $6,914   8.98%
NON-INTEREST
 EARNING ASSETS:
Cash and Due
 From Banks        $ 12,646 $    0  0.00% $  9,213 $    0 0.00%  $  9,782   $    0   0.00%
Bank Premises &
 Equipment         $ 13,197 $    0  0.00% $  9,279 $    0 0.00%  $  8,228   $    0   0.00%
Other Assets       $ 20,392 $    0  0.00% $ 14,983 $    0 0.00%  $  6,339   $    0   0.00%
Total Assets       $473,125 $    0  0.00% $396,985 $    0 0.00%  $332,417   $    0   0.00%
  LIABILITIES AND
  SHAREHOLDERS'
     EQUITY:
INTEREST BEARING
LIABILITIES:
Savings Deposits   $110,888 $  794 2.86%  $ 95,597 $  779 3.26%  $ 79,419   $  679  3.42%
Time Deposits      $209,124 $2,623 5.01%  $178,169 $2,520 5.66%  $150,248   $2,096  5.58%
Federal Funds
 Purchased and
 Other Interest
 Bearing
 Liabilities       $ 67,821 $  759 4.71%  $ 49,167 $  656 5.34%  $ 42,057  $  538   5.12%
  Total Interest
   Bearing
   Liabilities     $387,833 $4,176 4.31%  $322,933 $3,955 4.90%  $271,724  $3,313   4.88%
 NON-INTEREST
   BEARING
 LIABILITIES:
 Demand Deposits   $ 38,413 $    0 0.00%  $ 32,747 $    0  0.00% $ 28,036  $    0   0.00%
 Other Liabilities $  2,876 $    0 0.00%  $  3,304 $    0  0.00% $  2,070  $    0   0.00%
 Total Liabilities $429,122 $    0 0.00%  $358,984 $    0  0.00% $301,830  $    0   0.00%
 SHAREHOLDERS'
   EQUITY          $ 44,003 $    0 0.00%  $ 38,001 $    0  0.00% $ 30,587  $    0   0.00%
 TOTAL LIABILITIES
  AND SHAREHOLDERS'
   EQUITY          $473,125 $    0 0.00%  $396,985 $    0  0.00% $332,417  $    0   0.00%
NET INTEREST
    INCOME         $      0 $4,999 0.00%  $      0 $4,067  0.00% $      0  $3,601   0.00%
NET YIELD ON
 AVERAGE EARNING
 ASSETS(ANNUALIZED)$      0 $    0  4.68% $      0 $    0  4.48% $      0  $    0   4.68%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)     Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                  COMPOSITION OF LOANS

The loan portfolio is First Citizens largest earning asset.   Total loans as
of 9/30/99 were $327,032,000 compared to $274,482,000 at September 30, 1999.
Loans acquired in the merger and acquisition added approximately $58 million to the loan portfolio. Real estate mortgage loans comprise over 56% of total loans. The Dyersburg/Dyer County market continues to experience growth in new home starts as well as refinancing of existing mortgages created by the low interest rate environment. Commercial expansions in retail as well as medical facility construction represent a significant volume in total real estate loans. One to Four Family Residential and Home Equity loans comprise approximately 35% of total portfolio compared to 26% in 1998. The Dyer County population is approximately 41,000 based on 1997 estimates (Dyersburg/Dyer County Chamber of Commerce Publication). The upward trend in residential mortgages is not only attributed to acquired loans but, to growth in population and new home starts in Dyer and the surrounding counties. Monthly new housing starts in Dyer County average 142. Demographics from the Dyersburg/Dyer County Chamber of Commerce reflect Dyersburg as one of the fastest-growing communities in Tennessee. During the 1980's the population increased 16.4%. Tennessee named Dyer County a Three-Star Community for 15 consecutive years based on its community economic development preparedness. Dyersburg/Dyer County is a regional, retail, medical, employment and cultural center for more than 300,000 people who live in 10 surrounding counties. The 1996 per capita income for trade area counties list Dyer County at $19,930, Obion at $20,675, and Lauderdale at $16,101. Other surrounding counties range from $11,814 to $19,029. The State of Tennessee predicts that per capita income in the area will be greater than the national average by year 2000.
A diversified mix of employment opportunities has provided a stable, growing economy. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing
40.5%.   Dyer County's unemployment rate for September, 1999 was 3.9%
compared to State of Tennessee rate of 3.2% and National (U.S.) rate of 4.1%. The unemployment rate for Obion County was 4.5%, and Lauderdale County rate was 7.28%.

First Citizens is the largest agricultural lender in the state of Tennessee and is an approved Farm Credit Services lender. Agriculture comprises a significant portion of the Dyer County Market. Total farm land in production is approximately 231,000 acres or 56% of Dyer County land. Farming is a $79 million industry in the county with Dyer County being Tennessee's no. 1 producer of soybeans, grain, sorghum, and commercial vegetables. Other important crops are wheat, cotton, and corn. The county's 509 farm operations average 453 acres with an average value of $499,501. Agricultural loans total $30.9 million or 9.44% of total loans. Agricultural credit 90 days or more past due are total .26% of total loans.

The entire U.S. agricultural economy is operating under extreme pressures brought about by the lowest commodity prices in decades. Reduction in export demand combined with improved production methods have created surplus inventories that suppressed prices for the 1999 crop year. In addition to suppressed commodity prices, the West Tennessee area has experienced a weather related draught causing below average yields. As the leading agriculture lender in West Tennessee, First Citizens loan portfolio is impacted by these conditions. Recognizing that the situation is temporary in nature, management is committed to working with our farm and agriculture related customers to minimize exposure to the bank's loan portfolio as well as the long term effect to this vital segment of our economy.

Growth in the consumer loan portfolio slowed in early 1997 because of an increase in the number of bankruptcies in the State of Tennessee as well as perceived deterioration in consumer credit within Dyer County. Loan Administration developed credit scoring tools as well as tighter consumer lending practices to manage consumer losses.

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


The average yield on loans of First Citizens National Bank for the third quarter of the years indicated is as follows:

              1999 -  9.26%
              1998 -  9.66%
              1997 -  9.70%
              1996 -  9.75%
              1995 -  9.91%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $57,423,000 as of 9/30/99.

The following table sets forth loan totals net of unearned income by category for the past five years:

                                    September 30 (in thousands)
                           1999      1998      1997      1996      1995
Real Estate Loans:
 Construction           $ 32,808   $ 25,232  $ 22,710 $ 16,712  $ 12,330
 Mortgage               $184,653   $142,281  $138,494 $123,612  $105,640
Commercial, Financial
 and Agricultural Loans $ 68,222   $ 77,059  $ 45,592 $ 49,822  $ 50,212
Installment Loans to
 Individuals            $ 38,462   $ 27,404  $ 25,636 $ 23,290  $ 21,564
Other Loans             $  2,887   $  2,506  $  2,195 $  2,107  $  2,424

TOTAL LOANS             $327,032   $274,482  $234,627 $215,543  $192,170


       Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $116,742,000 or 35.69% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is down from 40.76% at 9/30/98 reflecting efforts of the customer base to lock in lower interest rates. Maturities in the one to five year category total $171,322,000, reflecting a slight increase when compared to $154,012,000 at 9/30/98. The trend exhibited by consumers in recent years to lock in interest rates is projected to continue.

                                       Due after            Due
                        Due in one     one year but        after
                        year or less  within five years five years
                                       (in thousands)

Real Estate               $43,242         $115,424       $58,795
Commercial, Financial
 and Agricultural         $36,212         $ 23,606       $ 8,404
All Other Loans           $ 7,572         $ 32,292       $ 1,405

TOTAL                     $87,026         $171,322       $68,684

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $263,828
Interest Rates are Floating or Adjustable             $ 29,716


                        NON-PERFORMING ASSETS

Non-performing assets for 9/30/98, 9/30/97 & 9/30/96 were $1,099,000,
$589,000,000 and $817,000,000 respectively. Total non-performing at quarter end represents .33% of total loans compared to peer groups ratio of .73%. Past due loans continue to decline with 90 days or more past due (net of non-performing) ending September 30 at .13% of total loans. The increase in loan performance ratios is attributed to the addition of loans acquired in bank acquisitions and mergers. The increase is perceived to be temporary in nature as efforts are concentrated in removing these credits from the portfolio. Watch list loans total $150,583 decreasing $9,477 since prior quarter from payments applied to debt. Projected chargeoffs for 1999 are $600,000.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the nine months ending 9/30/99 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $15,000. Interest income on loans reported as ninety days past due and on interest accrual status was $10,000 for year-to-date 1999. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loans as of September 30, 1999 are 0.

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

The following table sets forth the balance of non-accrual loans as of September 30, for the years indicated:

                                                      Non Performing Loans
                                                          September 30
                                                         (in thousands)

                                      90 Days Past Due
    Year     Non-Accrual              Accruing Interest     Total

   9/30/99      $  655                    $  444           $1,099
   9/30/98      $  358                    $  301           $  659
   9/30/97      $  514                    $  290           $  807
   9/30/96      $1,523                    $  171           $1,694
   9/30/95      $  893                    $  315           $1,208

                          Loan Loss Experience and
                          Reserves for Loan Losses

The Loan Loss Reserve Allowance is determined by using a one year actual loss on credit card and installment loans, making a specific allocation for impaired loans, using 50% of doubtful loans, 10% of substandard loans, 5% of watch loans, .75% of other loans not listed previously less SBA/FSA guaranteed portions and .75% of Letters of Credit. The reserve balance as of quarter end was determined to be in excess of the 1.00% of total loans required by bank policy. The reserve balance as of the last analysis performed on August 31,
1999 was 1.23% of total loans.   Problem loans at 9/30/99 were $8,536,155
compared to $6,997,000 and $2,708,000 at 9/30/98 and 9/30/97 respectively.

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

     RESERVE BALANCE                                           $

     EXCESS (DEFICIT)                                          $
     RESERVE AS % OF TOTAL LOANS %

     PEER GROUP %

     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

The book value of repossessed real property held by the bank at 9/30/99 was $283,000. The balance as of 9/30/98 was $131,000. The account balance consists of property held by First Citizens National Bank in Other Real Estate Owned account.

Any reduction in value is charged to the allowance for possible loan losses. All other real estate parcels are appraised annually and the carrying value is adjusted to reflect the decline, if any, in its realizable value. Such adjustments are charged directly to expense.

Management=s estimates of approximate charge-offs for period ending 12/31/99:

Domestic                                           Amount (in thousands)
  Commercial, Financial & Agricultural                     $300
  Real Estate-Construction                                    0
  Real Estate- Mortgage                                       0
  Installment Loans to individuals & credit cards           300
  Lease financing                                             0
Foreign                                                       0
             01/01/99 through 12/31/99   Total             $600

The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.

                             First Citizens National Bank
                   Loan Loss Experience and Reserve for Loan Losses
                               Quarter ending September 30
                                    (in thousands)

                            1999    1998     1997     1996      1995
Average Net Loans
 Outstanding
  Net of ICNE           $322,550 $267,955 $231,262  $212,718  $187,478

Balance of Reserve
for Loan Losses
at Beginning of
Period                  $  3,878 $ 3,438  $  2,596  $ 2,359   $  2,186
Loan Charge-Offs        $   (192)$  (166) $    (24) $   (50)  $    (80)

Recovery of Loans
Previously
Charged Off             $    126 $    90  $     36  $    39   $     34

Net Loans Charged Off   $    (66)$   (76) $     12  $   (11)  $    (54)

Additions to Reserve
Charged to Operating
Expense                 $    122 $   121  $    180  $   163   $    107

Balance at End of
Period                  $  3,934 $  3,483 $  2,788  $  2,511  $  2,247
Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding               (.02%)   (.03%)    .005%    (.01%)   (.029%)

The following table will identify charge-offs by category for the period ending 9/30/99 and 9/30/98.

Charge-Offs:                                  1999      1998
Domestic
  Commercial, Financial and Agricultural       $58      $ 2
  Real Estate - Construction                     0        0
  Real Estate - Mortgage                        22       36
  Installment Loans to Individuals              73      119
  Lease Financing                                0        0
  Credit Cards                                  39        9
    Total                                    $(192)   $(166)

Recoveries:
Domestic:
  Commercial, Financial and Agricultural      $ 29     $ 47
  Real Estate - Construction                     0        0
  Real Estate - Mortgage                         6        4
  Installment Loans to Individuals              88       26
  Lease Financing                                0        0
  Credit Cards                                   3       13
    Total                                      126       90
  Net                                         $(66)    $(76)

                    Investment Securities

The book value of listed investment securities as of the dates indicated are summarized as follows:

                           Composition of Investment Securities
                                       September 30
                                      (in thousands)

                        1999     1998       1997      1996       1995
U. S. Treasury &
 Government Agencies $86,185    $88,559    $61,465    $60,718    $53,336
State & Political
  Subdivisions       $13,184    $12,330    $ 9,986    $10,807    $10,516
All Others           $ 3,153    $ 2,696    $ 2,359    $ 3,457    $ 3,568
            TOTALS  $102,522   $103,585    $73,810    $74,982    $67,420

The bank's investment portfolio is used to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Total Investments as of quarter end are $102,522,000 compared to $103,585,000 and $73,810,000 for the two previous quarters respectively. Investment Securities increased significantly in 1998 due to the addition of approximately $23 million acquired in the Bank of Troy acquisition. The Investment Portfolio consists primarily of Government, Agencies, Mortgage Backs, Remics, CMOS, and GNMA Pools. The average maturity of the portfolio is 7.38 years and the average yield is 6.35%. The average life is 4.93 years.

Investment activity during the third quarter was restricted by loan demand in excess of budget projections. Total purchases for the quarter were only $3 million, while sale from the available-for-sale portfolio were zero. Book value compared to market value resulted in a negative entry to capital account of approximately 2.4 million for the year. FASB 115 requires banks to mark to market investment securities held in the Available for Sale portion of the investment portfolio. Mark to market dictates that investments be marked up or down to account for fluctuations in market value created by changes in interest rates. They effect to capital is temporary if the investments are held to maturity.

Fixed rate holdings currently have an expected average life of 4.9 years. It is estimated that this average life would extend to 6.5 years should rates rise 100 basis points and 6.8 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would likely decrease to 2.4 years.

In terms of price sensitivity, we estimate that if rates were to increase 100 basis points, market value of the portfolio would fall by 3.8%, while rates rising 200 basis points would impact the market value by a negative 8.5%. This is comparable with the price sensitivity of a Treasury bond with a term of about 5 years. If rates drop 100 basis points, we estimate that the market value would increase by 4.4%.

Adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 5.2 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings also have the price sensitivity of about a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

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

The portfolio currently contains the following unrealized gains and unrealized losses in each investment category:

                                             Investment Securities
                                           Unrealized Gains/(Losses)
                                               September 30, 1999

                                   Unrealized     Unrealized     Net
                                     Gains          Losses   Gains/Losses
U.S. Treasury Securities                14           46          (32)
Obligations of U.S. Government
 Agencies and Corp                     113         2723        (2610)
Obligations of States and
 Political Subdivisions                 30          282         (252)
Other Securities                         0            0            0
   Totals                              157         3051        (2894)


        Maturing and Portfolio Percentages on Securities September 30, 1999
                                 (in thousands)

                           After One Year   After Five Years         After
         Within One Year  Within Five Years Within Ten Years      Ten Years
           Amount     %       Amount     %    Amount      %    Amount     %

9/30/99   $ 8,120    7.92%   $40,761  39.76%  $34,974  34.11% $18,667  18.21%

9/30/98   $17,408   16.81%   $36,622  35.35%  $33,617  32.45% $15,938  15.39%

9/30/97   $12,557   17.02%   $22,042  29.87%  $29,558  40.05% $ 9,633  13.06%

9/30/96   $ 7,050    9.41%   $37,574  50.11%  $21,351  28.48% $ 9,007  12.00%



                       Maturity and Yield on Securities September 30,
1999                                                         (in thousands)

                                                   Maturing

                                      After One Year     After Five Years    After
                    Within One Year  Within Five Years   Within Ten Years  Ten   Years
                    Amount    Yield  Amount      Yield   Amount     Yield Amount Yield
U.S. Treasury and
Government Agencies $ 5,125   6.78%  $34,694     6.00%  $30,990    6.27%  $15,376 6.55%

State and Political
Subdivisions*       $ 2,995   6.31%  $ 2,914     6.45%  $ 3,984    6.56%  $ 3,291 6.98%

All Others          $     0      0%  $ 3,153     6.64%  $     0       0%  $     0    0%

TOTALS              $ 8,120   6.61%  $40,761     6.08%  $34,974    6.30%  $18,667 6.63%


*Yields on tax free investments are stated herein on a taxable equivalent basis.

                                    Investment Securities
                                     September 30, 1999
                                       (in thousands)

U.S. Treasury Securities        $     0     $     0   $ 2,029   $ 1,997
U.S. Government agency
obligations (exclude
mortgage-backed securities:
        Issued by U.S. Government
        Agencies (2)                  0           0        22        22
        Issued by U. S. Government
        Sponsored agencies (3)   17,482      17,103    56,833    54,873

Securities issued by states
and political subdivisions
in the U.S.:
   General obligations            2,059       2,058     8,196     7,970
   Revenue obligations            1,530       1,526     1,562     1,540
   Industrial development and
    similar obligations              85          85         0         0

Mortgage-backed securities (MBS):
   Pass-through securities:
      Guaranteed by GNMA            102         104     3,352     3,284
      Issued by FNMA and FHLMC       91          91     6,544     6,359
      Other pass-through
        Securities                    0           0         0         0

Other mortgage-backed securities
  (include CMOs, REMICs, and
   stripped MBS):
      Issued or guaranteed by
        FNMA, FHLMC, or GNMA          0           0      1,993    1,975

     Collateralized by MBS issued
        or guaranteed by FNMA,
        FHLMC, or GNMA                0           0         0         0
      All other mortgage-backed
            securities                0           0         0         0

Other debt securities:
   Other domestic debt securities     0           0         0         0
   Foreign debt securities            0           0         0         0

Equity securities:
   Investments in mutual funds and
    other equity securities with
    readily determinable fair values  0           0        11        36
   All other equity securities (1)    0           0     3,117     3,117
Total (sum of items 1 through 6)
  (total of column A must equal
   Schedule RC, item 2.a) (total
   of column D must equal Schedule
   RC, item 2.b)                 21,349      20,967    83,659    81,173


(1) Includes equity securities without readily determinable fair values at historical cost.
(2) Includes Small Business Administration "Guaranteed Loan Pool Certi-ficates," U. S. Maritime Administration obligations, and Export-
        Import Bank participation certificates.
(3) Includes obligations (other than mortgage-backed securities) issued by the Farm Credit System, the Federal Home Loan Bank System, the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Financing Corporation, Resolution Funding Corporation, the Student Loan Marketing Association, and the Tennessee Valley Authority.

                   Return on Equity and Assets

Return on assets is a measurement of Bancshares' ability to maximize asset utilization. Total assets at 9/30/99 were $473,669,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution systems. Accelerated asset growth coupled with rising interest rates had a significant impact on earnings in 1995. Results of operations for the years following 1995 reflect continuous improvement. Return on assets for 1998 and 1999 reflect acquisition cost of the Bank of Troy, First Volunteer Bank and White and Associates/First Citizens Insurance Agency. Other costs associated with bank acquisitions affecting Return on Assets in 1998 and 1999 were increased allocations and to the Loan Loss Reserve and losses incurred from the sale of investments.

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

Total Shareholder's equity (including Loan Loss Reserve) of First Citizens Bancshares as of 9/30/99 was $44,003,000 compared to $39,281,000 at 09/30/98.

Percentage of Dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison. Number of shares outstanding continues to increase as a result of shares issued to service the Dividend Reinvestment Program. Shares issued as a result of the Dividend Reinvestment program total 8,573. Generally accepted accounting principles impose limitations on the number of shares of treasury stock that may be purchased by a company within a 24 month period of utilization of pooling of interest accounting method. The pooling of interests of First Citizens and First Volunteer limits to 44,500 the number of shares Bancshares may purchase over a 24 month period beginning January 1, 1999 and ending December 31, 2000. Year to date purchases prompted the Board of Directors to allocate the remaining shares available to be purchased to 2,000 per quarter on a first come first serve basis through December 31, 2000. Based on these facts, the stock repurchase program is temporarily suspended until accounting requirements are satisfied. An amendment to the Company's Charter by the shareholders in April, 1998 approved an increase in the number of shares authorized from 750,000 to 10,000,000. In June, 1998 a 4 for 1 stock split was declared to holders of record as of June 1, 1998. The number of shares outstanding increased proportionately with no effect to capital.

Quarterly dividends of .125 cents per share were paid the first two quarters of 1998. On May 20, 1998 the Board of Directors approved a 4 for 1 stock split which provided for the issuance of 3 additional shares for each share owned of record June 1, 1998. Third and fourth quarter dividends were 15 cents per share in addition to a special fourth quarter dividend of 20 cents per share. Dividends declared the first three quarters of 1999 were .1875 cents per share.

The table below presents operating YTD ratios for First Citizens Bancshares, Inc. for the quarter ending September 30 (not annualized):

                                 1999    1998   1997    1996  1995
Percentage of Net Income to:

Average Total Assets             .94%    .90%    .97%   .88%   .67%

Average Shareholders Equity    10.19%   9.28%  10.17%  9.65%  7.41%

Percentage of Dividends
Declared Per Common Share to
Net Income Per Common Share    47.14%  38.17%  26.09% 24.38% 31.35%

*Percentage of Average
 Shareholders' Equity to
 Average Total Assets          10.10%  10.50%  10.37% 10.02% 10.09%

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

Policy sets a projected liquidity range of 6.35% to 9.76% including balance sheet and off balance sheet components. The liquidity ratio as of 9/30/99 was 7.44%. Slower deposit growth in recent years has forced banks to seek alternative funding sources in order to meet loan demand. First Citizens has resolved this issued by becoming a member of the Federal Home Loan Bank and establishing lines of credit sufficient to meet all liquidity needs. Total lines available including FHLB were $81 million at quarter end. Funds made available through the Federal Home Loan Bank establish a fixed level of credit at a predetermined rate. Correspondent Bank lines provide additional liquidity required for daily settlement of the bank's books. It is anticipated that these sources of funds will continue to be utilized as a tool for managing liquidity. In addition, we will continue to search for other sources of funding. As a result the company has experienced no problem with liquidity during any of the years under review and anticipates that liquidity requirements will be effectively met in the future. Other sources available to meet liquidity needs include loans and investments totaling $95,744,000 that mature within one year or less. The dependency ratio reflects the degree that volatile liabilities are depended upon to fund longer term assets. Lower ratios reflect a higher degree of liquidity. Asset/Liability policy sets a dependency range of 16.15% to 19.11%. The dependency ratio as of 9/30/99 was 20.26%.

Rates paid on the Certificate range from 5.10% to 5.30%. A report of competitive rates in the Lauderdale County market indicates that a rate as high as 6.75% being paid on 12 month maturities. Rates in Obion County range from 5.50% to 6.25% for 12 month maturities. Community Bank Presidents in all counties reports slow deposit growth for their prespective market areas.

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset/ Liability Management Policy provides that net interest income exposure to Tier I Capital shall not exceed 2.00%. Interest rate risk is separated and analyzed according to the following categories of risk: (1) repricing (2) yield curve (3) option risk (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy. Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank's gap position or asset/liability management strategies. The following data schedule reflects a summary of First Citizens' interest rate risk using simulations. The projected 12 month exposure is based on 5 different rate movements (flat, rising, or declining). Three different rate scenarios were used for rising rates since First Citizens is liability sensitive.

Interest Rate Risk
September 1999
(in thousands)
                                             1999      1998      1997

Fixed Rate Loans > 5 years                  $43,585  $19,112   $15,724
    $2 million matched with FHLB
                                                    % of Tier 1
                                                        Capital
Exposure - 1999 vs 1998 - Actual Results       (185)    (0.44%)
Exposure - 1999 vs 1997 - Actual Results       ( 42)    (0.10%)

Tier 1 Capital                              $41,984
Policy                                        2.00%

Projected 12 month exposure  Rate Moves                      % of Tier 1
Net Interest Income Levels   in Basis Pts  Flat  Others Variance Capital

Declining 1                    (100)     $17,750 $18,241  $491    1.17%
Flat Rate                         0      $17,750 $17,941  $191    0.45%
Rising 1                        100      $17,750 $17,327 ($423)  (1.01%)
Rising 2                        200      $17,750 $16,988 ($762)  (1.81%)

Notes: The fixed rate loan amounts reflect the demand of customers and competition. The actual net interest income changes due to interest rate moves as presented. Projected net interest incomes are presented. They are derived off various interest rate projections. The last rate scenario presents the effect to income if rate suddenly rose 300 basis points. The probability of a quick move of this nature is not likely with sound economic policies controlling changes in interest that are in place.

                                                          CONDENSED GAP REPORT
                                                  ------------------------------------
                                                            CURRENT BALANCES
                                                   -----------------------------------
                                                                09/30/99
                                                             (in thousands)

                                                                       DAILY                    0-1      1-2         2-3
                                                TOTAL                FLOATING                  MONTH    MONTHS      MONTHS
----------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM
CASH AND DUE FROM                               15,028                     0                      0          0            0
TOTAL CASH & DUE FROM                           15,028                     0                      0          0            0

INVESTMENTS
US TREASURIES                                    1,997                     0                      0          0            0
US AGENCIES                                     82,089                     0                     91          0           68
VARIABLE AGENCIES                                2,099                     0                      0      1,000          599
MUNICIPALS                                      13,184                     0                    330          0          260
EQUITIES                                         3,153                     0                      0          0            0

TOTAL INVESTMENTS                              102,522                     0                    421      1,000          927
LOANS
COMMERCIAL FIXED                                53,314                     0                  2,940      1,671        6,722
COMMERCIAL VARIABLE                             13,512                13,512                      0          0            0
REAL ESTATE-VARIABLE                            15,084                15,084                      0          0            0
REAL ESTATE FIXED                              193,068                     0                  8,561      4,231        5,191
HOME EQUITY LOANS                                8,684                 8,684                      0          0            0
SEC MORTGAGE                                     1,151                     0                      0          0            0
INSTALLMENT LOANS                               39,193                     0                  1,072        709          661
FLOOR PLAN                                         139                   139                      0          0            0
CREDIT CARDS                                     2,353                     0                      0          0            0
FACTORING REC                                       85                     0                      0          0            0
OVERDRAFTS                                         449                     0                      0          0            0
TOTAL LOANS                                    327,032                37,419                 12,573      6,611       12,574
LOAN LOSS RESERVE                                3,878                     0                      0          0            0

NET LOANS                                      323,154                37,419                 12,573      6,611       12,574

FED FUNDS SOLD


TOTAL EARNING ASSETS                           425,676                37,419                 12,994      7,611       13,501
OTHER ASSETS
BUILDING, F&F & LAND                            13,101                     0                      0          0            0
OTHER REAL ESTATE                                  283                     0                      0          0            0
OTHER ASSETS                                    19,581                     0                      0          0            0

TOTAL OTHER ASSETS                              32,965                     0                      0          0            0

TOTAL ASSETS                                   473,669                37,419                 12,994      7,611       13,501

DEMAND DEPOSITS                                 38,718                     0                      0          0            0

TOTAL DEMAND                                    38,718                     0                      0          0            0

                                                          CONDENSED GAP REPORT
                                                  ------------------------------------
                                                            CURRENT BALANCES
                                                   -----------------------------------
                                                                09/30/99
                                                             (in thousands)

                                                   3-6                   6-12                  1-2                   2+
                                                  MONTHS               MONTHS                  YEARS               YEARS
-------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM
CASH AND DUE FROM                                    0                     0                      0               15,028

TOTAL CASH & DUE FROM                                0                     0                      0               15,028

INVESTMENTS
US TREASURIES                                        0                     0                  1,497                  500
US AGENCIES                                      1,498                 1,369                  1,226               77,837
VARIABLE AGENCIES                                  500                     0                      0                    0
MUNICIPALS                                         120                 2,285                    801                9,388
EQUITIES                                             0                     0                      0                3,153

TOTAL INVESTMENTS                                2,118                 3,654                  3,524               90,878

LOANS
COMMERCIAL FIXED                                 7,898                 9,454                  3,222               21,407
COMMERCIAL VARIABLE                                  0                     0                      0                    0
REAL ESTATE-VARIABLE                                 0                     0                      0                    0
REAL ESTATE FIXED                               12,698                 8,176                 19,768              134,443
HOME EQUITY LOANS                                    0                     0                      0                    0
SEC MORTGAGE                                         0                     0                  1,151                    0
INSTALLMENT LOANS                                1,800                 3,201                  9,519               22,231
FLOOR PLAN                                           0                     0                      0                   0
CREDIT CARDS                                         0                     0                  2,353                    0
FACTORING REC                                        0                     0                      0                   85
OVERDRAFTS                                           0                     0                      0                  449
TOTAL LOANS                                     22,396                20,831                 36,013              178,615
LOAN LOSS RESERVE                                    0                     0                      0                3,878

NET LOANS                                       22,396                20,831                 36,013              174,737

FED FUNDS SOLD


TOTAL EARNING ASSETS                            24,514                24,485                 39,537              265,615

OTHER ASSETS
BUILDING, F&F & LAND                                 0                     0                      0               13,101
OTHER REAL ESTATE                                    0                     0                      0                  283
OTHER ASSETS                                         0                     0                      0               19,581

TOTAL OTHER ASSETS                                   0                     0                      0               32,965

TOTAL ASSETS                                    24,514                24,485                 39,537              313,068

DEMAND DEPOSITS                                      0                     0                      0               38,718

TOTAL DEMAND                                         0                     0                      0               37,718

                                                          CONDENSED GAP REPORT
                                                  ------------------------------------
                                                            CURRENT BALANCES
                                                   -----------------------------------
                                                                09/30/99
                                                             (in thousands)

                                                                      DAILY            0-1         1-2            2-3
                                                 TOTAL              FLOATING          MONTH       MONTHS         MONTHS
-----------------------------------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS                                24,021                24,021             0             0             0
NOW ACCOUNT                                    35,561                35,561             0             0             0
BUSINESS CHECKING                                 347                   347             0             0             0
IMF-MMDA                                        8,067                 8,067             0             0             0
FIRST RATE ACCOUNT                             28,743                28,743             0             0             0
DOGWOOD CLUB                                   10,421                10,421             0             0             0

TOTAL SAVINGS                                 107,160               107,160             0             0             0

TIME DEPOSITS
CD 1-2 MONTHS                                  16,165                     0         2,477        13,684             0
CD 3 MONTHS                                       626                     0             0             0           626
CD 4-5 MONTHS                                  16,491                     0             0             0             0
CD 6 MONTHS                                    32,907                     0             0             0             0
CD 7-11 MONTHS                                 11,273                     0            21            33            19
CD 12 MONTHS                                   28,504                     0         1,189         1,341         3,420
CD 13-17 MONTHS                                32,678                     0         1,774         2,925         2,610
CD 18-23 MONTHS                                   448                     0             0            26             5
CD 24 MONTHS                                    5,670                     0           157           347           330
CD 25-30 MONTHS                                 1,347                     0           100            70             8
CD 31-59 MONTHS                                 9,046                     0           100             0            38
CD 31-59 MONTHS VAR.                               12                     0             0             0             0
CD 60 MONTHS                                    3,891                     0             0            50            32
CD 60 MONTH VAR.                                  499                     0             0             0             0
CD SWEET 16                                    14,494                     0           956         1,033           860
CD 7 MONTH                                      1,185                     0           224           404           317
TROY CD'S                                       9,015                     0           788         1,279           837
IRA FLOATING                                       92                    92             0             0             0
IRA FIXED                                      24,936                     0         1,704         1,307         1,836
CHRISTMAS CLUB                                    589                     0             0             0             0

TOTAL TIME                                    209,868                    92         9,490        22,499        10,938


TOTAL DEPOSITS                                355,746               107,252         9,490        22,499        10,938

FED FUNDS PURCHASED                             8,875                 8,875             0             0             0
TT&L                                            1,000                 1,000             0             0             0
SECURITIES SOLD-SWEEP                          14,248                14,248             0             0             0
SECURITIES SOLD-FIXED                           7,541                     0         1,332             0             0
FHLB-SHORT TERM                                 7,025                 7,025             0             0             0
FHLB-LONG TERM                                 30,344                     0             0             0         7,000
TOTAL SHORT TERM
  BORR.                                        69,033                31,148         1,332             0         7,000
OTHER LIABILITIES                               4,887                     0             0             0             0

TOTAL OTHER LIAB.                               4,887                     0             0             0             0

TOTAL LIABILITIES                             429,666               138,400        10,822        22,499        17,938

CAPITAL                                        44,003                     0             0             0             0

TOTAL CAPITAL                                  44,003                     0             0             0             0

TOTAL LIAB=S &
  CAPITAL                                     473,669               138,400        10,822        22,499        17,938

GAP (SPREAD)                                        0              -100,981         2,172       -14,888        -4,437
GAP % TOTAL ASSETS                                  0                -21.32          0.46         -3.14         -0.94
CUMULATIVE GAP                                      0              -100,981       -98,809      -113,697      -118,134
CUM GAP % TOTAL ASSETS                              0                -21.32        -20.86        -24.00        -24.94

                                                        CONDENSED GAP REPORT
                                                  ------------------------------------
                                                            CURRENT BALANCES
                                                   -----------------------------------
                                                                09/30/99
                                                             (in thousands)
                                                   3-6          6-12                1-2               2+
                                                  MONTHS       MONTHS              YEARS            YEARS
-------------------------------------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS                                     0             0                   0                0
NOW ACCOUNT                                         0             0                   0                0
BUSINESS CHECKING                                   0             0                   0                0
IMF-MMDA                                            0             0                   0                0
FIRST RATE ACCOUNT                                  0             0                   0                0
DOGWOOD CLUB                                        0             0                   0                0

TOTAL SAVINGS                                       0             0                   0                0

TIME DEPOSITS
CD 1-2 MONTHS                                       0             4                   0                0
CD 3 MONTHS                                         0             0                   0                0
CD 4-5 MONTHS                                  16,491             0                   0                0
CD 6 MONTHS                                    32,907             0                   0                0
CD 7-11 MONTHS                                  4,842         6,358                   0                0
CD 12 MONTHS                                    7,554        13,370               1,630                0
CD 13-17 MONTHS                                 6,867        15,494               3,008                0
CD 18-23 MONTHS                                    86           272                  59                0
CD 24 MONTHS                                      749         2,026               2,042               19
CD 25-30 MONTHS                                    67           265                 742               95
CD 31-59 MONTHS                                   394         5,421               2,682              411
CD 31-59 MONTHS VAR.                               12             0                   0                0
CD 60 MONTHS                                      225           417                 264            2,903
CD 60 MONTH VAR.                                   40            20                 130              309
CD SWEET 16                                     3,197         4,789               3,659                0
CD 7 MONTH                                        215            25                   0                0
TROY CD'S                                       5,413           244                 443               11
IRA FLOATING                                        0             0                   0                0
IRA FIXED                                       6,361         6,970               3,815            2,943
CHRISTMAS CLUB                                      0             0                 589                0

TOTAL TIME                                     85,420        55,675              19,063            6,691


TOTAL DEPOSITS                                 85,420        55,675              19,063           45,409

FED FUNDS PURCHASED                                 0             0                   0                0
TT&L                                                0             0                   0                0
SECURITIES SOLD-SWEEP                               0             0                   0                0
SECURITIES SOLD-FIXED                           3,336         2,659                 214                0
FHLB-SHORT TERM                                     0             0                   0                0
FHLB-LONG TERM                                      0        12,000               5,000            6,344

TOTAL SHORT TERM BORR.                          3,336        14,659               5,214            6,344

OTHER LIABILITIES                                   0         1,000               1,491            2,396

TOTAL OTHER LIAB.                                   0         1,000               1,491            2,396

TOTAL LIABILITIES                              88,756        71,334              25,768           54,149

CAPITAL                                             0             0                   0           44,003

TOTAL CAPITAL                                       0             0                   0           44,003

TOTAL LIAB'S &
  CAPITAL                                      88,756        71,334              25,768           98,152

GAP (SPREAD)                                  -64,242       -46,849              13,769          215,456
GAP % TOTAL ASSETS                             -13.56         -9.89                2.91            45.36
CUMULATIVE GAP                               -182,376      -229,225            -215,456                0
CUM GAP % TOTAL ASSETS                         -38.50        -48.39              -45.49                0

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

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase.
              Approximately 20% - 30% of our CD customers have maturities of 6 months or less. First Citizens will attempt to minimize interest rate risk by increasing the volume of variable rate loans within the portfolio. The bank will attempt to limit the net interest income exposure to a maximum of 2.00% of tier I capital. The bank=s Asset/Liability Committee will attempt to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to a minimum by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% of assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ACLO will strive to keep the amount below this point. The 9/30/99 dynamic gap reports reflects an exposure of $50,000 to $450,000. (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

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

                      Capital Resources

Total shareholders' equity of First Citizens Bancshares as of September 30, 1999, was $44,003,000. Capital as a percentage of total assets for the quarter ending September 30, is presented in the following table for the years indicated (excluding Loan Loss Reserves):

               1999       1998      1997      1996      1995
              9.28%      9.45%     10.50%    9.94%     9.28%

A decrease in the capital ratio when comparing September 1999 to September 1998 was a result of the following factors: (1) A special dividend of 20 cents per share paid fourth quarter 1998; (2) The cash purchase of Bank of Troy in 1998; and (3) Mark to market adjustment of Available for Sale Investments. The Mark to Market adjustment, a requirement of FASB 115, requires banks to mark to market investments held in the Available for Sale account. The adjustment is made to the capital account and is temporary in nature if the investments are held to maturity before being sold. First Citizens has no plans at this time to sell securities from the Available for Sale account prior to maturity.

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing years included in the above table. Risk-based capital ratio as of 9/30/99 was 9.28%, significantly in excess of the 8% mandated by Regulatory Authorities. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

                     Common Stock

Generally accepted accounting principles impose limitations on the number of shares of treasury stock that may be purchased by a company within a 24 month period of utilization of pooling of interest accounting method. The pooling of interests of First Citizens and First Volunteer limits to 44,500 the number of shares Bancshares may purchase over a 24 month period beginning January 1, 1999 and ending December 31, 2000. Year to date purchases prompted the Board of Directors to allocate the remaining shares available to be purchased to 2,000 per quarter on a first come first serve basis through December 31, 2000. Based on these facts, the stock repurchase program is temporarily suspended until accounting requirements are satisfied.


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

Item 1.  Changes in Securities

Dividends paid to Shareholders of First Citizens Bancshares, Inc. are funded by dividends to the Bank Holding Company from First Citizens National Bank. Federal Reserve Bank regulators would be critical of a bank holding company that pays cash dividends not covered by earnings or that are funded from borrowings or unusual or non-recurring gains, such as the sale of property or assets. Under rules set forth by the Comptroller of the Currency in Interpretive Ruling 7.6100, the board of directors of a national bank may declare dividends as it may judge to be expedient, subject to statutory limitations which deal with the balance of the surplus account, sufficiency of net profits, dividend payments on preferred stock, and default of any assessment due to the Federal Deposit Insurance Corporation. Shareholders approved an amendment to the Company=s Charter in April 1998 to increase the number of shares of authorized from 750,000 to 10,000,000. Subsequently, a 4-for-1 stock split was declared which increased shares outstanding from 2,252,754 to 2,324,739.

Item 6(b) No reports on Form 8-K were filed for the quarter ended 9/30/99.

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First Citizens Bancshares, Inc.
                                              (Registrant)



Date: November 15, 1999                /s/Stallings Lipford
                                       Stallings Lipford, Chairman


Date: November 15, 1999                /s/Jeff Agee
                                       Jeff Agee,
                                       Senior Vice President &
                                       Chief Financial Officer
                                       First Citizens National Bank
                                       (Principal Subsidiary)