Form 10-K
period 1999-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2000-03-14
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the Fiscal Year ended December 31, 1999 Commission File Number
   0-11709

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

                                  COMMON STOCK
                                (Title of Class)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The aggregate market value of voting stock held by nonaffiliates of the registrant at December 31, 1999 was $111,154,950.

  Of the registrant's only class of common stock (no par value) there were 3,698,358 shares outstanding as of December 31, 1999 (net of Treasury Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

                               Portions of the
                 Proxy Statement dated March 15, 2000 (Part III)
                         Filed by Electronic Submission

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

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

                                      December 31
                                    (in thousands)
                            1999            1998              1997

Total Assets            $472,670       $472,153  $384,184
Total Deposits           366,819       360,699   309,975
Total Net Loans          321,659       303,459   259,253
Total Equity Capital      43,680        43,082    36,706


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

This report provides comparisons of significant operating ratios of First Citizens Bancshares with peer group banks. Presented in the following chart are comparisons of First Citizens with peer group banks for the periods indicated:

                        *12/31/99         12/31/98            12/31/97
               BANCSHARES PEER GRP BANCSHARES  PEER GRP  BANCSHARES PEER GRP

Average Assets/
Net Interest
  Income        4.15%      4.18%     4.05%      4.20%      4.36%      4.31%

Average Assets/
Net Operating
  Income        1.26%      1.13%     1.05%      1.16%      1.31%      1.20%

Net loan losses/
Average total
   loans         .22%       .18%      .23%       .22%       .09%       .21%

Primary Capital/
Average Assets  9.29%      9.06%     9.32%      9.23%      9.94%      9.46%
Cash Dividends/
Net Income **  58.35%     23.49%    57.51%     26.22%     35.77%     25.84%

*Performance as of 12/31/99 is compared to peer group ratios as of 09/30/99

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

First Citizens through its strategic planning process has stated its intention to seek profitable opportunities that would utilize excess capital and maximize income within the West Tennessee Area. First Citizens' objective in acquiring other banking institutions would be for asset growth and diversification into other market areas. Acquisitions would afford the bank increased economies of scale within the data processing function and better utilization of human resources. Any acquisition approved by Bancshares, would be deemed to be in the best interest of Bancshares and its shareholders.

  On March 5, 1997 an Acquisition Agreement was executed for the purchase of the Bank of Troy, Troy, TN, total assets approximately $57 million. The Bank of Troy was converted to a branch of First Citizens National Bank in February, 1999. A Merger Agreement was signed between First Citizens National Bank ("The Bank") and First Volunteer Bank, Union City, TN. on January 1, 1999. First Volunteer Assets totaling approximately $47 million was converted as a branch of First Citizens National Bank in June 1999.

  Beginning in 1997 First Citizens started to expand financial services to include a finance company and insurance agency. Delta Finance, located on St. John Avenue, Dyersburg, TN was opened in early 1997 and a second finance company was opened 4th quarter 1998 in Milan, TN. White and Associates/First Citizens Insurance, LLC was opened in early 1998. Insurance services include a full line of insurance products as well as financial services. In 1998 insurance products were expanded to include a credit insurance company and crop insurance. A second Insurance Agency was opened in Obion County second quarter of 1998. In 1999, a title insurance company was established and a full time insurance agent was placed in the Ripley office.

  On September 29, 1994, President Clinton signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994. The Act provides for nationwide interstate banking and branching within certain limitations. A more detailed description of the act is discussed within the section entitled "Usury, Recent Legislation and Economic Environment."

  On November 12, 1999 the Gramm-Leach-Bliley Act was signed into law. The act contains seven titles, each of which focuses on a different aspect of the financial services industry. This new law will significantly change the way we do business and still pave the way for a new era in banking.

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

  The Bank Holding Company Act provides that the Federal Reserve shall not approve any acquisition, merger or consolidation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. Further, the Federal Reserve may not approve any other proposed acquisition, merger, or consolidation, the effect of which might be to substantially lessen competition or tend to create a monopoly in any section of the country, or which in any manner would be in restraint of trade, unless the anti-competitive effect of the proposed transaction is clearly outweighed in favor of public interest by the probable effect of the transaction in meeting convenience and needs of the community to be served. An amendment effective February 4, 1993 further provides that an application may be denied if the applicant has failed to provide the Federal Reserve with adequate assurances that it will make available such information on its operations and activities, and the operations and activities of any affiliate, deemed appropriate to determine and enforce compliance with the Bank Holding Company Act and any other applicable federal banking statutes and regulations. In addition, consideration is given to the competence, experience and integrity of the officers, directors and principal shareholders of the applicant and any subsidiaries as well as the banks and bank holding companies concerned. The Federal Reserve also considers the record of the applicant and its affiliates in fulfilling commitments to conditions imposed by the Federal Reserve in connection with prior applications.

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

  Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, First Citizens (the principal subsidiary of the corporation) is restricted by the Office of the Comptroller of the Currency (Comptroller)from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. It is the policy of First Citizens to comply with regulatory requirements for the payment of dividends. The Federal Reserve adopted a risk-based capital measure for use in evaluating the capital adequacy of bank holding companies effective January 1, 1991. The risk-based capital measure focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market rate risk. The calculation of risk-based capital is accomplished by dividing qualifying capital by weighted risk assets. The minimum risked-base capital ratio is 8%, at least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4% may be in the form of core (Tier 1)
or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 capital/supplementary capital consists of the allowance for loan and lease loses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve. A risked based capital analysis is performed on a quarterly basis to test for compliance with Federal Reserve and bank policy guidelines before declaring a dividend or increasing a dividend. First Citizens' policy states that before declaring a dividend the following ratios will be achieved: (1) Risked Based Capital Tier 1 will be 8.25% or above; Return on year-to-date average equity 9.00%; Asset growth and projected one year future asset growth less than 20.00%; and non performing assets to capital less than 30%. Non performing assets include 90 day past due and non accrual loans.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the principal executive officers of Bancshares and its principal subsidiary, First Citizens National Bank as of December 31, 1999

Name                               Age    Position and Office

Stallings Lipford                  69     Chairman of the Board of Bancshares
                                          and First  Citizens.  Mr.  Lipford
                                          joined First Citizens in 1950. He
                                          became a member of the Board of
                                          Directors  in 1960 and  President in
                                          1970.  He was made Vice  Chairman of
                                          the Board  in  1982.  He  served  as
                                          Vice Chairman of the Board of
                                          Bancshares from September,  1982 to
                                          February,  1984.  The Board  elected
                                          Mr. Lipford Chairman of both First
                                          Citizens and Bancshares on February
                                          14, 1984.  He served as President of
                                          First Citizens  and  Bancshares from
                                          1983 to 1992, and as CEO of
                                          Bancshares and First Citizens from
                                          1992 until 1996.

Katie Winchester                   59     President and CEO of Bancshares and
                                          First Citizens; employed by First
                                          Citizens in 1961; served as Executive
                                          Vice President and Secretary of the
                                          Board from 1986 to 1992.  She was
                                          appointed CEO of Bancshares and First
                                          Citizens in 1996; and President of
                                          Bancshares and First Citizens in 1992.
                                          Ms. Winchester was elected to the
                                          Board of both First Citizens and
                                          Bancshares in 1990.

Ralph Henson                       58     Vice President of Bancshares;
                                          Executive Vice President of Loan
                                          Administration of First Citizens.
                                          Employed by First Citizens in 1964.
                                          Mr. Henson served First Citizens as
                                          Senior Vice President and Senior
                                          Lending Officer until his appointment
                                          as Executive Vice President of Loan
                                          Administration in February, 1993.

Jeffrey Agee                       39     Vice President and Chief Financial
                                          Officer of Bancshares.  Appointed
                                          Executive Vice President and CFO of
                                          First Citizens National Bank in
                                          August 1999.  Mr. Agee served as
                                          Senior Vice President and CFO of First
                                          Citizens prior to this appointment.
                                          Employed by First Citizens in 1982.
                                          Served  First  Citizens  previous to
                                          April, 1994 as Vice President and
                                          Accounting Officer. Appointed Senior
                                          Vice President and Chief Financial
                                          Officer of First Citizens, April 17,
                                          1996.

Barry Ladd                         59     Appointed Executive Vice President
                                          and Chief Administrative Officer of
                                          First Citizens and Bancshares in 1996.
                                          Senior Vice President and Senior
                                          Lending Officer of First Citizens
                                          from April 20, 1994 to January 17,
                                          1996. Employed by First Citizens in
                                          1972.  Mr. Ladd served First Citizens
                                          as Vice President and Lending Officer
                                          previous to his appointment as Senior
                                          Vice President.

Judy Long                          45     Vice President and Secretary to the
                                          Board of First Citizens Bancshares.
                                          Appointed Executive Vice President
                                          and Chief Operations Officer and
                                          Secretary to First Citizens National
                                          Bank in August 1999. Ms. Long served
                                          as Senior Vice President and Chief
                                          Operations Officer and Secretary to
                                          First Citizens prior to this
                                          appointment. She served as Senior Vice
                                          President and Administrative Officer
                                          previous to November 1997; Vice
                                          President and Loan Operations Manager
                                          (1992-1996). Employed by First
                                          Citizens on July 19, 1974.

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

Corporate Offices for First Citizens Bancshares and First Citizens National Bank are located in Dyersburg/Dyer County, Tennessee. Dyersburg/Dyer County is located in northwest Tennessee and sits on the banks of the Mississippi River. It is 78 miles northeast of Memphis, Tennessee, 165 miles west of Nashville and 230 miles south of St. Louis, Missouri. Dyer County is equidistant between Chicago and New Orleans with direct rail, Amtrak, highway and interstate service to major industrial and consumer markets. Dyersburg/Dyer County is an anchor in the region that blends education, transportation, industry agribusiness and retail trade to serve the tristate and service the encompassing Northwest Tennessee, Northwest Arkansas, and the Missouri Bootheel area. Dyer County is a mix of agriculture and industry. Fifty-six percent of the land in Dyer County is in agricultural production and farming is a $79 million industry in the county. Dyer County is Tennessee's number one producer of soybeans, grain sorghum, commercial vegetables and rice. Other important crops are wheat, cotton, and corn. The county's 509 farm operations average 435 acres as of December 31, 1998. Agriculture loans outstanding on the books of First Citizens National Bank totaled $27,491,929 or 18 percent of total loans. Agriculture loans totaling $13,307,617 are well secured with real estate, including farmland, residential property, and other improvements, while $11,489,254 are secured loans to finance crop production and the purchase of equipment. Approximately $2.7 million in agriculture loans are 90% guaranteed by Farm Credit Services (a government agency). There are 61 manufacturers and processors distributed throughout the county employing approximately 7,500 people. The local economy appears to be solid and growing. In December 1999, Dyer County unemployment rate was 3.7% compared to the State of Tennessee unemployment rate of 3.8%. The labor force increased 18.4% from 1980 to 1995. (Statistics Source: Economic Overview, Council for Urban Economic Development, July 28, 1998).

First Citizens National Bank expanded its base of operations into Obion County in 1998. Obion County is located approximately 27 miles north of Dyersburg and is adjacent to Dyer County. Economic conditions in Obion County appear to be solid and growing. The unemployment rate as of December 31, 1999 was 4.1% compared to the State of Tennessee Unemployment rate of 3.8%. The County is a mix of industry, service and retail business. Goodyear Manufacturing, a builder of tires, is the largest employer in the county, employing approximately 3700 workers at year end 1999. Total Assets of First Citizens National Bank - Obion County offices in Troy and Union City are approximately $95 million consisting primarily of consumer and retail business loans. Total assets of the Lauderdale County office in Ripley have increased to approximately $15 million consisting primarily of commercial, business and agriculture loans. Unemployment in Lauderdale County as of December 31, 1999 was 6.1% compared to 4.1% for the state.

First Citizens Financial Plus, Inc., a Bank Service Corporation wholly owned by First Citizens is a licensed Brokerage Service. This allows the bank to compete on a limited basis with numerous non-bank entities who pose a continuing threat to our customer base, and are free to operate outside regulatory control.

First Citizens was granted trust powers in 1925 and has maintained an active Trust Department since that time. Assets as of December 31, 1999 were in excess of $174,000,000. Services offered by the Investment Management and Trust Services Division include but are not limited to estate settlement, trustee of living trusts, testamentary trustee, court appointed conservator and guardian, agent for investment accounts, and trustee of pension and profit sharing trusts.

Delta Finance, a finance company wholly owned by First Citizens National Bank offers financial service to the retail market. Services offered by Delta Finance and Delta Finance II consists primarily of consumer and residential real estate loans.

On February 9, 1998, White and Associates/First Citizens Insurance, LLC was chartered by the State of Tennessee. The principal office of White and Associates/First Citizens, originally located at 104 North Monroe Street, Newbern, Tennessee, has relocated to the Main Office of First Citizens in Dyersburg, with one full-time agent remaining at the Newbern location. White and Associates/First Citizens is a general insurance agency offering a full line of insurance products including casualty, Life and Health, and crop insurance.

A second location of White and Associates/First Citizens Insurance was opened in Bank of Troy on July 1, 1998 with the purchase of Durham Insurance, Union City, Tennessee. On December 28, 1998 a credit insurance company was formed and will be known as First Citizens/White and Associates Insurance Company. In January 1999, First Citizens merged with First Volunteer Bank of Union City and the primary office for Obion County was relocated to the Union City Branch. Halls Insurance Agency, a primary provider of Crop Insurance in the state of Tennessee, was acquired by White & Associates/First Citizens Insurance LLC and a full time agent was placed in the Agricultural Department at the Main Bank. Another full time insurance agent was placed in the Ripley Office. In addition, a Title Insurance Company established in 1999, is two-thirds owned by White and Associates/First Citizens, LLC.

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

The following tabular analysis sets forth the competitive position of First Citizens when compared with other financial institutions in the service area for the period ending June 30, 1999.

                                Dyer County Market
                                  (Bank's Only)
                                  (in thousands)
                          Total Deposits   % of Market Share
Bank Name                    06/30/99           06/30/99

First Citizens
National Bank                $264,220             53.75%

First Tennessee
 Bank                         102,513             20.87%

Security Bank                  76,142             15.49%

City State Bank                                 11,727              2.38%

Union Planters, FSB            36,909              7.51%
                             --------

       Total                 $491,511            100.00%

*Does not include deposits of $22,390,000 categorized as Overnight and fixed term Repurchase Agreements.

At December 31, 1999 Bancshares and its subsidiary, First Citizens, employed a total of 203 full time equivalent employees. Having been a part of the local community in excess of 100 years, First Citizens has been privileged to enjoy a major share of the financial services market. Dyersburg and Dyer County are growing and with this growth come demands for more sophisticated financial products and services. Strategic planning has afforded the Company both the physical resources and data processing technology necessary to meet the financial needs generated by this growth.

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

The Federal Reserve in September, 1996 gave bank holding companies the right to exclude some securities earnings from the 10% cap on underwriting revenue through "Section 20 Units". It later removed three firewalls, one of which prevented the same bank employee from selling underwriting services, loans and transactions accounts. The Federal Reserve on December 20 more than doubled, to 25% the amount of revenue section 20 units may earn underwriting and dealing in commercial securities. The Office of the Comptroller of the Currency in adopting its controversial operating-subsidiary rule in November 1996, established a procedure that allows national banks to create subsidiaries to underwrite securities, sell insurance, or conduct other activities that the banks may engage in directly. Change in the law for securities underwriting will have no impact on First Citizens since the bank does not engage in this practice. Legislation being considered would possibly limit this action to operating Subsidiaries of the Holding Company only.

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

The Gramm-Leach-Bliley Act, referred to as " Financial Modernization" was signed into law November 12, 1999. The Act is the most significant piece of legislation to be enacted in the last 50 years and is expected to dramatically change the landscape of the financial services industry. In essence, the Act is a conglomeration of numerous provisions that impact a broad range of issues within the banking industry. Financial Modernization will pave the way for a new era in banking.

The Act contains seven titles, each of which focuses on a different aspect of the financial services industry. An overview of the Act can be summarized using the following points:

o Removes barriers between insurance, banks, and securities by allowing these entities to merge and sell each other's products under a holding company structure with some exceptions.
o Reasserts the supremacy of state regulation of the business of insurance with specific exceptions.
o Prohibits companies outside the financial services industry to purchase (merge/affiliate) with insurers, banks, and/or securities firms.
o Allows banks to sell insurance and securities products as long as it discloses to the purchasers that these products are not guaranteed by the Federal Deposit Insurance System.
o Prohibits banks from tying the purchase of insurance and securities products as conditions for loan approvals.
o Permits affiliated companies to share customers' personal data with each other but gives the customer the right to prohibit the sharing of this data with companies outside the holding company structure.
o Allows states to preempt federal laws that offer greater privacy protections than those included in the Financial Services Modernization Act.
o Requires states to enact uniform laws and regulations governing the licensure of individuals and entities authorized to sell and solicit the purchases of insurance within and outside a state.

What does this mean for First Citizens? The primary impact will be increased competition as large-scale independent investment bankers (brokerage firms, insurance companies, mutual funds) are likely to begin offering banking services in offices nationwide. The good news is, our focus on diversification has placed the Company in a position to compete by offering the same products and services at convenient locations by a staff our customers know and trust. Through utilization of technology, we offer the same sophisticated services as larger banks with offices nationwide. One example is our Internet Banking Account that has drawn rave reviews from existing and new customers. Customers of First
Citizens   Financial  Plus have  access  to  on-line   trading  and  White  and
Associates/First Citizens Insurance has established a web presence that is progressing toward on-line insurance sales.

Overall, opportunities available as a result of the new legislation are a plus for community banks. Increased competition that is sure to develop from giant financial services organizations simply means we will work harder to earn the business of our customers. As community bankers, we recognize that bigger does not always mean better, and knowing our customers affords us a tremendous advantage as we strive to identify and serve their financial needs.

First Citizens intends to pursue challenges and opportunities presented by "Financial Modernization". We have made the choice to compete and will do so in an aggressive manner. We intend to maximize our potential for success as we focus on the following:

o     Market  Awareness  -  Business   decisions  will  be  driven  by  a clear
      understanding of the financial needs of existing and potential customers, a focus on enhancing our ability to serve those needs and an awareness of changes which might impact either or both.
o Strategic Planning - Establishing a clear direction for the future of First Citizens, understanding what must be done to accomplish established goals and recognizing signs that might indicate a need to rethink the strategy are key components of the Plan. The management team, acting under guidance of a diverse and committed Board of Directors is positioned to execute a well thought out Strategic Plan.
o     Technology   Utilization  -  Automated  customer   information  systems,
      electronic banking and remote distribution of services are as available to First Citizens as to the largest bank in America. We are committed to investing resources in a manner that will allow us to remain competitive as the information age continues to grow and mature.
o Staff Development - There is no one element within an organization more important to success than is the quality of staff. In spite of automation and the efficiencies of outsourcing, community banks still need people. In response, a formalized Staff Development program was introduced in 1999, which will support and enhance the quality of current and future management of First Citizens at all levels. Recognizing leadership skills, enhancing abilities through training and supporting realistic career goals are primary objectives of this ongoing process.

The likely focus of the immediate future in this industry is the convergence of financial services. Our emphasis on diversification in recent years has placed First Citizens in the enviable position of being able to effectively compete in this new environment.

There are no known trends, events or uncertainties that are likely to have a material effect on First Citizens liquidity, capital resources or results of operation. There currently exists no recommendation by regulatory authorities which if implemented, would have such an effect. There are no matters which have not been disclosed. Bancshares and First Citizens are located in a highly competitive market. There are numerous banks located within markets served by First Citizens who compete for deposit dollars and earning assets, two of whom are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are two of the largest financial institutions in the state. Interstate banking as permitted by recent federal legislation as discussed herein could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers and maximizing the use of technology. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward thinking bank offering products and services required to maintain satisfactory customer relationships as we move into the twenty-first century.

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

The Midtown Branch of First Citizens is located at 620 U.S. 51 By-Pass adjacent to the Green Village Shopping Center. The building contains 1,920 square feet and has been owned by First Citizens since construction. The land on which this Branch is located, having previously been leased, was purchased during 1987. In June of 1992 an additional 1.747 acres adjoining the Midtown Branch property was purchased to accommodate future growth and expansion. Construction of a larger facility at this location commenced during the third quarter of 1999 with a completion date of June 30, 2000. In addition to financial services, the branch will house a U.S. Postal Service location which will be available twenty-four hours a day, seven days a week.

In addition, the Midtown Branch Motor Bank is located on .9 acres adjoining the Midtown Branch. This property consists of a servicing facility and six remote teller stations and is owned in its entirety by the Bank. A drive-through ATM was located at this facility during 1994. This location will be combined with the full service branch location now under construction and will be identified as the Green Village Office.

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

Construction of the new branch office in Lauderdale County was completed during the second quarter of 1999. The building contains approximately 3,500 square feet and was built on 1.151 acres of land located at 316 Cleveland Street in Ripley, providing a larger, more efficient facility to better serve our customers in Lauderdale County. The Ripley Office offers full serving banking with drive up teller lanes, twenty-four hour drive up ATM as well as Mortgage, Trust, Brokerage and Insurance services. Customers and staff celebrated a move to the new location on July 1, 1999. First Citizens continues to retain title to the original building. The building contains approximately 1,450 square feet and was built in 1984 on a quarter acre of land located at 292 Washington Street in Ripley. This location offers twenty-four hour ATM access, with exception to accepting deposits. The building will be considered in terms of future expansion of the Ripley franchise, or will be sold if no future utilization can be identified.

The Bank of Troy was purchased by First Citizens National Bank in early 1998. The Troy Branch is located on Harper Street just west of Highway 51 in Troy, Tennessee. The building is two story brick and siding. The site consists of three lots with maximum dimensions on each side being 272 feet and 260 feet. The first floor in the main building contains 5,896 square feet and houses a full service branch facility. Most of the building was constructed in 1970 with additions and renovations being made since that time. The Troy Branch also offered limited drive-through services at a location on Highway 51 which was closed May 1, 1999. Permission to close this location was granted by the OCC based on the limited volume of business conducted by customers compared to the cost of operations.

First Volunteer Bank in Union City was purchased by First Citizens early in January 1999. The Union City branch operates two full service facilities, a motor branch and two ATM's in Obion County. The main office is located at 100 Washington Avenue in Union City. The brick building consists of 52,500 square feet on three floors and is a combination of two buildings. The bank occupies 10,000 square feet of the ground floor. An additional 3,750 square feet are used for storage space. The other 3,750 square feet of the ground floor are leased to Snappy Tomato Pizza Company. A motor branch is located at First and Harrison Streets across from the main office. The East branch facility and ATM are located at 1509 East Reelfoot Avenue in Union City. The other ATM is located in the Goodyear Manufacturing facility in Union City.

As a result of the Union City acquisition, First Citizens acquired a 5,123 square foot building having a street address of 500 South First Street, currently leased by Radio Shack. This building will be considered in terms of future expansion of the Union City franchise, or will be sold if no future utilization can be identified.

There are no liens or encumbrances against any of the properties owned by First Citizens.

ITEM 3. LEGAL PROCEEDINGS

First Citizens is involved in routine legal issues. However, the outcome of these issues are not expected to have a material adverse effect to the bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 1999, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

                         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

As of December 31, 1999 there were 978 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods. These records may not include all sales during these time periods if sales were not reported to First Citizens for transfer.

               Quarter Ended                High         Low

              March 31, 1999               $30.00      $30.00
              June 30, 1999                $30.00      $30.00
              September 30, 1999           $30.00      $30.00
              December 31, 1999            $30.00      $30.00


              March 31, 1998               $23.50      $22.75
              June 30, 1998                $23.50      $22.75
              September 30, 1998           $30.00      $23.50
              December 31, 1998            $30.00      $30.00

Dividend payouts per share adjusted for the split were .90 cents in 1999, .75 cents in 1998 and .50 cents in 1997.

                        Dividends - 1999
              Dividend                   Quarter
              Per Share                  Declared
                 .1875                       1st
                 .1875                       2nd
                 .1875                       3rd
                 .3375                       4th
         Total $ .9000

All dividends are restated to reflect the 4:1 stock split in June 1998.

*Special dividend paid in fourth quarter, 1999 and 1998.

Future dividends will depend on Bancshares' earnings and financial condition and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information for Bancshares effective December 31 for the years indicated.
                                  (in thousands)
                              (except per share data)

                       1999     1998     1997     1996     1995
Net Interest &
 Fee Income         $ 19,305  $ 17,964 $ 16,021 $ 14,956 $ 13,417

Gross Interest
  Income            $ 36,085  $ 35,252 $ 30,698 $ 28,862 $ 26,546

Income From
 Continuing
  Operations        $  5,799  $  4,474 $  4,730 $  4,254 $  3,024

Long Term
 Obligations(1)     $ 11,264  $ 25,486 $ 12,146 $  6,997 $  8,652

Income Per Share
 from Continuing
  Operation(2)      $   1.58  $   1.25 $   1.38 $   1.22 $    .89

Net Income per
Common Share (2)
                    $   1.58  $   1.25 $   1.38 $   1.22 $    .89
Cash Dividends
Declared
per Common
Share(2)            $    .90  $    .75 $    .50 $    .40 $    .33

Total Assets at
Year End            $472,670  $472,153 $384,183 $357,269 $332,778

Allowance for
 Loan Losses
 as a % Loans           1.14%    1.25%    1.21%    1.07%    1.15%

Allowance for
 Loan Losses as
 a % of Non-
 Performing Loans     445.26%   509.62% 461.76%  176.08%  707.99%

Loans 90 Days
 Past Due as a
 % of Loans              .10%     .14%    .00%     .09%     .17%

(1)Long Term Obligations consist of FHLB Borrowings and an ESOP Obligation.
(2)Restated to reflect 4 for 1 Stock Split on June 15, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant events highlighted 1999 as a record year for First Citizens Bancshares, Inc. First Citizens National Bank was declared Year 2000 compliant; Bank of Troy and First Volunteer were successfully converted as full service offices; First Citizens/White and Associates Insurance chartered both a Credit Insurance Company and a Title Insurance Company. Construction of the Ripley Office facility was completed, while construction was commenced on a 6400 square foot facility at our Green Village location. The Electronic Banking Department and Call Center were established to support electronic delivery channels and enhance customer service.

Assets:
Total assets ended the year at $472,670,000 up 30% when compared to totals previous to the acquisition of First Volunteer Bank. First Citizens acquired First Volunteer Bank, Union City, Tennessee, with assets totaling $49 million as of January 1, 1999. The acquisition was consummated February 12, 1999, in a transaction recorded as a pooling-of-interests which involved the issuance of 445,251 shares of First Citizens Bancshares, Inc. common stock. Accordingly, the Financial Accounting Standards Board required a restatement of the prior year(s) financial reports to reflect assets acquired from First Volunteer Bank. The restated balance sheet reflects total assets at December 31, 1999 of $472,670,000 compared to $472,153,000 as of December 31, 1998, up less than one percent. Traditionally, banks which move into new markets through acquisitions, lose market share in the first year, gain back some of the loss the second year and by the end of the third year, regain lost market share. First Citizens marketing efforts are and will continue to be directed toward business development and growth in market share. Officers, Employees, and Directors are charged with the implementation of a business development program designed to improve service to existing customers, identify the potential for new relationships and cross sell a wide array of products and services to customers, based on a needs assessment. As evidence of the success of these efforts market share in Dyer County increased to 53.75 percent in 1999 from 52.33 percent in 1998. Both Obion and Lauderdale County lost market share in 1999 as certain competitors offered above market rates on deposits in an effort to gain market share.

Loans:
The loan portfolio is First Citizens largest earning asset. Total loans as of December 31, 1999 increased approximately 6%, exclusive of acquisitions, when compared to December 31, 1998. Loans acquired in acquisition and merger activities added approximately $58 million in volume. The portfolio is comprised primarily of commercial, agricultural and real estate loans, with real estate comprising in excess of 56% of total loan volume. New building starts in Dyer and surrounding counties presented growth opportunities for First Citizens in areas of one-to-four family residential loans as well as commercial and retail business expansions. Competition for loans continues to place pressure on the yield and term customers are willing to accept. Loan Administration has taken a conservative position in dealing with situations which deviate from established underwriting standards, while recognizing the need to maintain quality loan growth.

First Citizens is the largest agricultural lender in the State of Tennessee and is an approved Farm Credit Services lender. The Ag segment of the West Tennessee economy was dealt a major blow two years running when every primary crop was subjected to some form of natural disaster. In addition, reduced export demand forced down commodity prices to levels not seen in more than a decade. At December 31, 1999, First Citizens' loan portfolio contained approximately $29 million in agriculturally related loans with only 1.35% reported as past due. Some of these loans presented a challenge to our customers and to First Citizens as lender. Recognizing that the situation is temporary in nature, Loan Administration is committed to working with our farm and agriculture related customers to minimize exposure to the bank's loan portfolio as well as the long term effect of this vital segment of our economy. An adequate loan loss reserve, strong underwriting standards and a 90% guaranty of Farm Credit services on many loans should minimize the impact to future earnings of the company.

Asset quality within the loan portfolio remains strong with the provision for loan losses at a level which management believes adequate to absorb potential losses. Non-Performing loans at year-end were .27 percent of total loans compared to peer bank ratio of .78 percent. Problem loans at December 31, 1999 increased to 1.53 percent of total loans compared to 1.06 percent at year-end 1998. Problem loan totals as well as loans charged-off are reflective of variations in underwriting standards associated with the merged banks and First Citizens National Bank. The ratio of net charge-offs to average net loans outstanding for 1999 and 1998 are .13 percent, .09 percent respectively.

Deposits:
One of the most critical issues facing banks today is the ability to attract and retain deposits. The exaggerated returns investors have enjoyed from equities and mutual funds have resulted in stripping funds from lower yielding bank certificate of deposits. Conversely, the competitive nature of the lending market forces down the rate of return, placing pressure on the ability to maintain acceptable net interest margins. As a result, community banks have turned to the Federal Home Loan Bank as a liquidity source.

Deposit growth, of 34.85 percent is reflective of deposits acquired in merger and acquisition activities in 1999. However, a comparison of the restated balance sheet for the periods ending 1999 and 1998 reflects actual growth of 1.7%. The restated balance sheet accounts for deposits of First Volunteer Bank as if those deposit were booked on the balance sheet of First Citizens National Bank as of December 31, 1998. Deposits acquired from First Volunteer and Bank of Troy and remaining on the books at year-end total $77 million.

Sweep accounts balances totaling $ 14,685,000 are excluded from deposit totals. The "Sweep" product is offered to large balance customers, and provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This product affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment.

Earnings:
Return on average assets is a measure of Bancshares' ability to maximize asset utilization. Return on average assets was impacted in both 1999 and 1998 as a result of non-recurring organizational costs associated with merger and acquisition activities. Return on average assets in 1999 and 1998 were 1.26 percent and 1.29 percent. Net Interest Income is the primary source of income for Bancshares. Interest income for the years under comparison in Bancshares' income statement is $36,085,000, $35,252,000, and $30,698,000. Improved interest income levels for 1998 and 1999 is primarily reflective of an increased loan volume. Yields on interest earning assets i.e. loans and investments, decreased from 9.08% in 1997 to 8.48% in 1999, while the cost on interest bearing liabilities decreased from 4.80% to 4.36%. Reduced funding cost is attributable to utilization of Federal Home Loan Bank as an alternative source of funds. As a result, we are better able to manage the cost of funds and restore net interest margins to a more acceptable level.

Growth in non-interest income makes a substantial contribution to Bank earnings. Components in this category include service charges on deposit accounts, loan fees and other service charges, and income received from Subsidiaries. Non-interest income improved from $ 4 million or 13.56 percent in 1998 to $5.7 million or 23.57 percent in 1999.

Non-interest expense increased approximately 5 percent in 1999 compared to 23 percent in 1998. Salaries and benefits increased less than 5% in 1999 after a 24% increase in 1998, a result of added staff created by the acquisition of Bank of Troy and a buy out of an executive contract. The previous years total reflected additional employees of Bank of Troy, Delta Finance, and in support positions at First Citizens National Bank, while 1999 increase can be attributed to the addition of First Volunteer and annual payroll increases. Occupancy expense, up13 percent in '99, reflects additional depreciation expenses associated with acquired facilities; construction of new facilities; and computer cost associated with Bank of Troy and First Volunteer conversions. Data processing expense increased 15% in 1998 as a result of software enhancements, the installation of a Wide Area Network and cost of addressing year 2000 issues.

A consistent and disciplined Asset/Liability Management policy provides the necessary focus on interest rate risk and rate sensitivity. An executive level Asset/Liability Management Committee functions in accordance with board approved policies to monitor pricing, maturity, growth and mix strategies. This oversight allows management to make informed decisions that limit interest rate risk and ensure a consistent and ever increasing level of earnings.

Shareholder Return and Equity Capital:
Stockholder equity has grown consistently, supported by strong earnings and quality assets. Total equity capital increased to $43,680,000 at year end 1999 from $36,786,000 in 1998. The purchase of the Bank of Troy was funded with equity capital totaling $5.5 million and a loan from SunTrust Bank in the amount of $4.1 million. The Sun Trust loan was repaid in full in 1999. In June 1998 the Employee Stock Ownership Plan entered into a loan agreement with SunTrust Bank in the amount of $2,000,000 to fund the purchase of previously authorized and unissued stock. The stock will be utilized to satisfy future allocations to ESOP participants in accordance with the plan document approved by the Board of Directors in December 1985. The balance remaining on the ESOP loan, which is fully guaranteed by Bancshares, was $1,117,000 as of December 31, 1999.

Net income of $5,799,000 at year-end 1999 was up $1.3 million or 30% when compared to 1998. A comparison of 1998 net income to 1997 reflects a decrease of $256,000 or 6 percent. Earnings per share for the same time period were $1.58, $1.25, and $1.38 respectively. Earnings decrease in 1998 is reflective of one-time costs associated with the purchase and conversion of Bank of Troy. Increased net income for 1999 reflects both merger activity as well as growth in total loans. Management will continue to invest excess capital in a manner that compliments earnings and enhances the potential increase to shareholder return.

Cash dividends paid for the years of 1999, 1998 and 1997 were $.90, $.75, $.50. Shareholder dividends paid in 1999 consisted of quarterly dividends of $.1875 per share and a special dividend of $.15 per share. 1998 dividend was enhanced by a 4 for 1 stock split distributed to shareholders June 15, 1998. As a result of the split, the number of shares outstanding increased to 3,194,544. This action followed a 2.5 for 1 split October 15, 1993 and a 10% stock dividend December 15, 1992.

During 1999, per share price of banks stocks came under tremendous pressure. Because Bancshares stock is not publicly traded, it has thus far escaped the level of volatility that has impacted stock prices of even the best performing banks. Uncertainty of the future direction of interest rates, a decrease in merger and acquisition activity and a leveling off of earnings have combined to dampen the enthusiasm of investors and create an unstable stock market. Bancshares stock traded at $30.00 per share through December 31, 1999. However, first quarter 2000, market value declined to a per share price of $24.00.

Book value per share fell from $12.12 at year-end 1998 to $11.81 as of December 31, 1999, as a direct result of Mark-to-Market requirements of FASB 115. Mark-to-Market dictates that investment securities held in the Available for Sale portion of the securities portfolio be marked up or down to account for fluctuations in market value created by changes in interest rates. The adjustment derived from the market evaluation is then marked against the banks' capital. Changes to the capital account as a result of FASB 115 are classified as book entry and write-downs are temporary if securities are held to maturity. Write downs in 1999 as a result of Mark to Market Accounting was approximately $3.4 million First Citizens has no plans to sell securities held in Available for Sale prior to the maturity of the investment.

Changes in Financial Accounting Standards

FASB Statements 135 through 137 - Pooling of Interests Method
The pooling of  interests  method  accounts  for a business  combination  as the uniting of the ownership interests of two or more companies by exchange of equity securities. No acquisition is recognized because the combination is accomplished without disbursing resources of the constituents. Ownership interests continue and the former bases of accounting are retained. The recorded assets and the liabilities of the constituents are carried forward to the combined corporation at their recorded amounts. Income of the combined corporation includes income of the constituents for the entire fiscal period in which the combination occurs. The reported income of the constituents for prior periods is combined and restated as income of the combined corporation.

NON-INTEREST INCOME

The following table reflects restated non-interest income for the years ending December 31, 1999, 1998, and 1997:

                                                 December 31
                                               Change from prior year
                                                 (in thousands)

                               Increase                    Increase
                        Total (Decrease)            Total (Decrease)            Total
                        1999   Amount  Percentage  1998    Amount  Percentage   1997
Service Charges on
 Deposit Accounts      $2,408   $  331   15.93%   $2,077   $ 160      8.34%   $1,917
Other Service Charges,
 Commissions & Fees    $1,657   $  544   48.87%   $1,113   $ 278     33.29%   $  835
Other Income           $1,606   $  207   14.79%   $1,399   $ 110       8.53   $1,289
TOTAL NON-INTEREST
 INCOME                $5,671   $1,082   23.57%   $4,589   $ 548     13.56%   $4,041

Growth in non-interest income is key to sustaining increases in overall net income as net interest margins continue to be squeezed. The components of First Citizens non-interest income include service charges on deposit accounts, other fees and service charges, fiduciary income, ATM/POS interchange fees, and other income from subsidiaries (Financial Plus, White and Associates/First Citizens Insurance, Delta Finance, Trust Department). Total non-interest income in 1999 increased 23.6% to $5,671,000 compared to a 13.6% increase in 1998. Service charges on deposit accounts increased 16% from 1998 to 1999 primarily due to increased overdraft fee income. A strong focus on fee income and diversification of the income stream is reflected in the increased percentages in 1999 of 49% in other service charges and fees and 15% in other income. Improved earnings are attributed to continued growth in income received from Financial Plus, Inc.; First Citizens Insurance; and the Trust Department. These numbers are also reflective of income received from the sale of a branch office located in Troy, TN at a net profit of approximately $100,000.


NON-INTEREST EXPENSE
                                                  December 31
                                             Change from prior year
                                               (in thousands)
                                     Increase                 Increase
                             Total  (Decrease)         Total (Decrease)        Total
                             1999   Amount Percentage 1998    Amount Percentage 1997
Salaries & Employee
 Benefits                   $ 8,672 $  384    4.63%  $ 8,288  $1,580  23.55%  $6,708
Occupancy Expense           $ 2,726 $  311   12.87%  $ 2,415     113    .49%  $2,302
Other Operating Expense     $ 4,011 $   71    1.80%  $ 3,940     998  33.92%  $2,942
TOTAL NON-INTEREST EXPENSE  $15,409 $  766    5.23%  $14,643  $2,691  22.51% $11,952

Total non-interest expense increased approximately 5% in 1999 and 23% in 1998 reflecting growth in salaries and benefits of additional employees at First Volunteer Bank, Bank of Troy, Mortgage Lending, Financial Plus, Delta Finance and in support positions at First Citizens National Bank. The Bank of Troy, Troy, TN and First Volunteer Bank, Union City, TN were converted to the books of First Citizens National Bank in 1999 as branches of the bank. These conversions allowed for a reduction in number of employees as well as provide for economies of scale in information systems. Non-recurring expense incurred at Bank of Troy in 1998 exceeded $1.3 million and included benefit plans, additional loan loss reserves and buy out of an employment contract of the Bank's former CEO. Full-time equivalent employees were 203 at December 31, 1999 compared to 172 at December 31, 1998. Assets per employee at December 31, 1999 was $2.3 million, remaining stable when compared to $2.3 at December 31, 1998. Data processing expense increased in 1998 and 1999 as a result of software enhancements, the installations of a Wide Area Network, cost of addressing year 2000 issues, associated merger costs, and the introduction of Online Banking to our customers. The increase does not reflect the time and attention of key staff members to ensure that systems were compliant and would deal efficiently with the new millennium date change. Increase in occupancy expense from 1998 to 1999 was greatly influenced by the construction of the new branch office in Ripley, early construction stages of the new Green Village Office, and increased depreciation expense.

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

December 31
                Assets Per Employee        Asset Per Employee
                       FCNB                   Peer Groups
                                (in thousands)

   1999               $2,328                      $2,540
  *1998               $2,354                      $2,400
   1997               $2,151                      $2,400
   1996               $2,159                      $2,300
   1995               $1,969                      $1,900

*1998 includes Bank of Troy and Delta Finance II. Assets per employee increased due to Troy's positive position.

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

                                          December 31
                                        (in thousands)
                         1999                1998              1997

                  Average   Average  Average   Average  Average   Average
                  Balance    Rate    Balance    Rate    Balance    Rate
Non-Interest
Bearing Demand
Deposits         $ 39,805    -       $ 37,742     -    $ 32,368     -

Savings Deposits $111,278   2.99%    $106,259   3.20%  $ 92,562   3.37%

Time Deposits    $208,908   4.91%    $202,370   5.62%  $176,155   5.51%

TOTAL DEPOSITS   $359,991   3.77%    $346,371   4.27%  $301,085   4.25%

Deposits increased 3.9% in 1999 in comparison to 15% in 1998 which included Bank of Troy deposits. A comparison of the composition of deposits for 1999 and 1998 reflects deposit growth of only 3.9% in 1999 as compared to 15% when comparing 1998 to 1997. Total deposits have been restated as required by FASB Accounting Standards for pooling-of-interests, triggered by the First Volunteer merger, as discussed in the MDA on page 17 in the section titled Assets. Actual deposit growth in 1999 including deposits acquired from mergers and acquisitions, was
34.85 percent. The company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. Retention of savings and time deposits continues to be a challenge with increased competition by brokerage firms, insurance companies and other financial service providers. Competitor marketing programs are aggressive in seeking new deposit dollars with advertising programs that offer rates on certificates of deposits in excess of 6% and above in some market areas. According to a recent survey First Citizens maintains approximately 54% of Dyer County market share; 16% of Obion County market share and 4% of Lauderdale
County market share. In the Dyer County market the bank competes with Union Planters (7.5%), First Tennessee Bank (20.9%), Security Bank (15.5%), and City State Bank (2.4%). The bank's largest competitor in Lauderdale County is Bank of Ripley (36.2%). Competition in Obion County ranks First State Bank 42.1% market share, Commercial Bank and Trust 17.1%, Union Planters 9.7%, and Reelfoot Bank 12.8%.

Deposit growth, without acquired deposits, remained relatively flat in 1999. The average rate paid on total deposits continued to decline from 4.27% in 1998 to 3.77% in 1999. However, an increase in rates by the Federal Reserve prompted a reversal of this trend during the fourth quarter of 1999. The utilization of deposits to fund loan growth is no longer an option for the banking industry. Returns generated on investments in stocks and mutual funds, combined with a high level of customer confidence in the national economy have negated the value of FDIC Insurance as a tool for attracting and holding deposits. First Citizens has turned to other sources provided by approved lines of credit through Correspondent Banks and Federal Home Loan Bank. As a result we have more control on maintaining acceptable interest rate margins. Deposit growth is projected at 2% to 3% by the 2000 budget. Management is continuously monitoring and enhancing the bank's product line in order to retain existing customers and to attract new customer relationships. First Citizens introduced Internet based banking to the market place September 1, 1999. The service allows customers to access account information, statement activity, apply for a deposit or loan and pay bills by signing on to firstcitizens-bank.com. The cost of Internet banking is free to customers, while bill pay is offered at a competitive price. A Call Center is in the early planning stages and will provide more efficient customer support from account inquiry to electronic banking products and services. An Internet based cash management product for small businesses will be announced to the market during the first half of 2000.

SHORT TERM BORROWINGS
                                     12/31/99       12/31/98
Amount outstanding-end of Period     $46,090         $38,107
Weighted Average Rate of Outstanding   4.56%           4.38%
 Maximum Amount of Borrowings at
  Month End                           47,470          38,107
Average Amounts Outstanding for
  Period                              32,759          27,777
Weighted Average Rate of Average
  Amounts                              4.46%           4.46%

Long term debt for 1999 is comprised of Federal Home Loan Bank borrowings totaling $33,963,571 and Delta Finance Company obligation of $1,000,000. Other long term obligations consist of a note payable of Employee Stock Ownership Plan to Suntrust Bank, balance at 12/31/99 of $1,117,000. 1998 long term debt included Federal Home Loan Bank borrowings totaling $35,010,053, Debt for the purchase of Troy Bank, balance at year-end of $682,295, and Delta Finance Company debt. The Employee Stock Ownership Plan loan balance at 12/31/98 was $1,408.000.

                        Average   Average  Average    Variable
                         Volume   Rate    Maturity
FHLB Borrowings-Loans     2,264   5.86%    5 years
FHLB Borrowings-Other    10,264   5.12%   1-5 years   Monthly, Yearly
Finance Company Debt      1,000   6.00%    5 years
ESOP Obligation           1,117   6.89%    6 years    Monthly

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First Citizens on December 31, 1999. The overall total increased in excess of $25 million when compared to the prior year.

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER

                                          December 31
                                        (in thousands)
                                   1999                  1998
                           Amount       Percent  Amount       Percent
 Maturing in:
3 months or less           $44,946       63.42%  $18,719       41.22%
Over 3 through 12 months   $22,980       32.43%  $22,525       49.60%
Over 12 months             $ 2,936        4.15%  $ 4,170        9.18%

     TOTAL                 $70,862      100.00%  $45,414      100.00%

The following table sets forth an analysis of sources and uses of funds for the years under comparison.


                                SOURCES AND USES OF FUNDS
                                     (in thousands)
                            1999                     1998                 1997
FUNDING USES         Average  Increase        Average  Increase         Average
                     Balance (Decrease)       Balance  (Decrease)       Balance
                       Amount          %          Amount          %      Amount

INTEREST-EARNING
ASSETS:

Loans (Net of
Unearned Discounts
& Reserve)          $323,047  $33,631 11.62% $289,416  $37,431  14.85% $251,985

Taxable Investment
Securities          $ 89,368  $ 5,449  6.49% $ 83,919  $12,682  17.80% $ 71,237

Non-Taxable
Investment
Securities          $ 13,072 ($ 1,127)(7.93%)$ 14,199  $ 2,664  23.09% $ 11,535

Federal Funds
Sold                $  2,690 ($ 6,060)69.25% $  8,750  $ 1,750  25.00% $  7,000

Interest Earning
Deposits In
Banks               $  1,031  $    51  5.20% $    980  $   685 232.20% $    295

TOTAL INTEREST-
EARNING ASSETS      $429,208  $31,944  8.04% $397,264  $55,212  16.14% $342,052

Other Uses          $ 43,376  $ 5,218 13.67% $ 38,158  $ 5,580  17.12% $ 32,578

TOTAL FUNDING
  USES              $472,584  $37,162  8.53% $435,422  $60,792  16.22% $374,630

INTEREST-BEARING
  LIABILITIES:

Savings
 Deposits           $111,278  $ 5,019  4.72% $106,259  $13,697  14.79% $ 92,562

Time Deposits       $208,908  $ 6,538  3.23% $202,370  $26,215  14.88% $176,155

Federal Funds
Purchased and
Other Interest
Bearing
Liabilities         $ 64,918  $18,418 39.60% $ 46,500  $ 8,601  22.69% $ 37,899

TOTAL INTEREST-
BEARING
LIABILITIES         $385,104  $29,975  8.44% $355,129  $48,513  15.82% $306,616

Demand Deposits     $ 39,805  $ 2,063  5.46% $ 37,742  $ 5,374  16.60% $ 32,368

Other Sources       $ 47,675  $ 5,124 12.04% $ 42,551  $ 6,905  19.37% $ 35,646

TOTAL FUNDING
 SOURCES:           $472,584  $37,162  8.53% $435,422  $60,792  16.22% $374,630

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                                  (FIRST CITIZENS NATIONAL BANK)

                               Monthly Average Balances and Interest Rates
                                              (in thousands)
                            1999                    1998                       1997
                 Average            Average  Average           Average   Average         Average
                 Balance   Interest  Rate    Balance  Interest   Rate    Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)
        (3)      $323,047  $29,382  9.10%   $289,416  $28,502  9.84%   $251,985  $24,907  9.88%

Investment
Securities:

  Taxable        $ 89,368  $ 5,903  6.61%   $ 83,919  $ 5,405  6.44%   $ 71,237  $ 4,957  6.95%
  Tax Exempt (4) $ 13,072  $   938  7.18%   $ 14,199  $ 1,085  7.64%   $ 11,535  $   903  7.82%

Interest Earning
  Deposits       $  1,031  $    42  4.07%   $    980  $    55  5.61%   $    295  $    11  3.73%

Federal Funds
Sold             $  2,690  $   148  5.50%   $  8,751  $   639  7.30%   $  7,000  $   281  4.01%


Lease Financing  $      0  $     0     0%   $      0  $     0     0%   $      0  $     0     0%

Total Interest
  Earning Assets $429,208  $36,413  8.48%   $397,264  $35,686  8.98%   $342,052  $31,059  9.08%

NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks          $ 13,531  $     0     0%   $ 12,005  $    0      0%   $ 11,210 $     0      0%

Bank Premises and
  Equipment      $ 13,035  $     0     0%   $ 10,180  $    0      0%   $  9,131  $     0     0%

Other Assets     $ 16,810  $     0     0%   $ 15,973  $    0      0%   $ 12,237  $     0     0%

Total Assets     $472,584  $     0     0%   $435,422  $    0      0%   $374,630  $     0     0%

LIABILITIES AND
 SHAREHOLDERS'
  EQUITY:

INTEREST BEARING
  LIABILITIES:
Savings Deposits $111,278  $ 3,324  2.99%  $106,259  $ 3,400   3.20%   $ 92,562  $ 3,119  3.37%
 (5)

Time Deposits    $208,908  $10,262  4.91%  $202,370  $11,391   5.62%   $176,155  $ 9,690  5.50%

Federal Funds
  Purchased and
  Other Interest
  Bearing
  Liabilities    $ 64,918  $ 3,194  4.92%  $ 46,500  $ 2,497   5.36%   $ 37,899  $ 1,868  4.92%
Total Interest
  Bearing
  Liabilities    $385,104  $16,780  4.36%  $355,129  $17,288   4.86%   $306,616  $14,677  4.80%

NON-INTEREST
  BEARING
  LIABILITIES:

Demand Deposits  $ 39,805  $     0     0%  $ 37,742  $     0      0%   $ 32,368  $0         0%

Other
  Liabilities    $  3,993  $     0     0%  $  2,688  $     0      0%   $  2,221  $0         0%

Total
  Liabilities    $427,762  $     0     0%  $395,559  $     0      0%   $341,205  $0         0%

SHAREHOLDERS'
  EQUITY         $ 43,682  $     0     0%  $ 39,863  $     0      0%   $ 33,425  $0         0%







TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY         $472,584  $     0     0%  $435,422  $     0      0%   $374,630  $0         0%

NET INTEREST
  INCOME         $      0  $19,633     0%  $      0  $18,398      0%   $      0  $16,382    0%

NET YIELD ON
  AVERAGE EARNING
  ASSETS         $      0  $     0  4.57%  $      0  $     0   4.63%   $      0  $0      4.78%

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

(5)      Includes Insured Money Fund, NOW, Club Accounts, and other Savings.

  VOLUME/RATE ANALYSIS
  (First Citizens          1999 Compared to 1998        1998 Compared to 1997
   National Bank)           Due to Changes in:          Due to Changes in:
                                           Total                      Total
                         Average Average Increase  Average Average Increase
                         Volume   Rate  (Decrease) Volume   Rate (Decrease)
  Interest Earned On:                     (in thousands)

    Loans                 $3,309  $(2,429) $  880   $3,698 $  (103)  $3,595

    Taxable Investments    351      147     498    8,814  (8,366)     448

    Tax Exempt Investment
     Securities            (86)     (61)   (147)     208     (26)     182

    Interest Bearing
     Deposits with Other
     Banks                   3      (16)    (13)      26      18       44

    Federal Funds Sold and
     Securities purchased
     under agreements to
     resell               (442)     (49)   (491)      70     288      358

    Lease Financing          0        0       0        0       0        0

  TOTAL INTEREST EARNING
   ASSETS                $3,135 $(2,408)  $ 727  $12,816  (8,189)  $4,627

  Interest Paid On:
    Savings Deposits        161    (237)    (76)     462    (181)     281

    Time Deposits           367  (1,496) (1,129)   1,441     260    1,701

    Federal Funds Purchased
      and Securities Sold
      Under Agreement to
      Repurchase            987    (290)    697      423     206      629

  TOTAL INTEREST BEARING
     LIABILITIES         $1,515 $(2,023) $ (508) $ 2,326   $ 285   $2,611

  INTEREST EARNINGS      $1,620 $  (385)  $1,235 $10,490  (8,474)  $2,016

  A summary of average interest earning assets and interest bearing liabilities is set forth in the preceding table together with average yields on the earning assets and average cost on the interest bearing liabilities. Total interest earning assets increased 8.04% and 16.14% when comparing 1999 to 1998 and 1997. Total interest bearing liabilities increased 8.44% and 15.82% when comparing 1999, 1998 and 1997 respectively. Total interest earning assets averaged $429,208,000 at an average rate of 8.48% while total interest bearing liabilities averaged $385,104,000 at an average rate of 4.36%. Net yield on average earning assets (annualized) was 4.57%, 4.63%, and 4.78% for the years 1999, 1998, and 1997. Strategic planning efforts dictate a reduction in cost of funds, thereby improving interest rate margins. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

  LOAN PORTFOLIO ANALYSIS
  COMPOSITION OF LOANS
                                            December 31
                                             (in thousands)
                            1999     1998       1997     1996      1995
  Real Estate Loans:

  Construction           $ 34,431  $ 28,048  $ 23,378  $ 21,564  $ 19,618

  Mortgage               $189,787  $159,637  $151,333  $142,079  $122,944

  Commercial, Financial
  and Agricultural Loans $ 60,446  $ 87,927  $ 52,212  $ 46,581  $ 45,402

  Installment Loans to
  Individuals            $ 37,595  $ 29,197  $ 26,904  $ 23,743  $ 24,718

  Other Loans            $  3,118  $  2,522  $  2,512  $  2,479  $  2,425

  TOTAL LOANS            $325,377  $307,331  $256,339  $236,446  $215,107

  CHANGES IN LOAN CATEGORIES

               December 31, 1999 as compared to December 31, 1998
                                 (in thousands)

                          Amount of Increase            % of Increase
  Loan Category               (Decrease)                   (Decrease)

  Real Estate                  $36,533                      19.46%
  Commercial, Financial
    and Agricultural          ($27,481)                    (31.25%)

  Installment Loans to
   Individuals                 $ 8,398                      28.76%

  Other Loans                  $   596                      23.63%

  TOTAL LOANS                  $18,046                       5.87%

Outstanding loans at year-end increased 5.87% when compared to year-end 1998. The 1998 total loan balance has been restated to include loans acquired from First Volunteer totaling $28.7 million. Loan growth consisted of increased volume in Installment and Real Estate categories. Commercial, Financial and Agricultural Loans reflected a 31.25% decrease from 1998 to 1999 primarily due to paydowns in commercial loans. The expansion into Obion County affords new lending opportunities, which would support future growth projections, while at the same time building on existing customer relationships. Net loan growth for the five years ending December, 1999 was approximately 51 percent. Competition for quality loans continues to place pressure on the yield and terms customers are willing to accept. Loan Administration has taken a conservative position in dealing with situations which deviate from established underwriting procedures, while at the same time recognizing the need to maintain loan growth.

Growth in 1996 of 9.9% and 1997 of 8.4% is an indicator of increased competition for high quality loans. An increase of 22% for the year ending December 31, 1998 reflects loans acquired as a result of the Troy acquisition. The agricultural segment of the West Tennessee economy(statistics discussed in the Banking Business section of this report) was dealt a major blow two years running when every primary crop was subjected to some form of natural disaster. In addition, reduced export demand forced down commodity prices to levels not seen in more than a decade. At December 31, 1999 First Citizens loan portfolio contained more than $27 million in agricultural related loans. Some of these loans presented a challenge to our customers and to First Citizens. An adequate loan loss reserve, strong underwriting standards and a 90% guaranty from farm credit services on many of the loans should minimize the impact to future earnings.

Mortgage loans have experienced continued growth of more than 57% since 1995, with a 19.5% increase from 1998 to 1999. The upward trend is attributed to substantial growth in Dyer County population as well and the number of households recorded in Dyer county in the past decade. Market information and employment rates are published in this report in the section titled Banking Business.

The First Citizens loan portfolio is made up of quality credits, and is well diversified with a concentration of credit in real estate related loans. Real estate related loans total over $224 million. Problem loans increased $2,140,149 when compared to December 31, 1998. Problem loans at December 31, 1999 was $7.1 million or 2.18% of total loans. The provision for loan losses increased in proportion to loan growth as required by loan policy.

The book value of repossessed real property held by First Citizens was $390,458 at December 31,1999 compared to $136,937 at December 31, 1998.
Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

  Collateral                        Max. Amortization          Max. LTV
  ----------                        -----------------          --------

  Real Estate        Various (see discussion)    Various (see discussion)
  Equipment          5 Years                    75%
  Inventory          5 Years                    50%
  A/R                5 Years                    75%
  Livestock          5 Years                    80%
  Crops              1 Year                     50%
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

The average yield on loans of First Citizens National Bank for the years indicated are as follows:

                  1999 -  9.10%
                  1998 -  9.72%
                  1997 -  9.70%
                  1996 -  9.71%
                  1995 -  9.69%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $56,803,000 at December 31, 1999.

     LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                           Due after
                          Due in one       one year but         Due after
                          year or less     within five years   five years
                                            (in thousands)

Real Estate                 $46,854           $118,621            $58,743

Commercial, Financial
 and Agricultural           $29,577            $19,733            $11,136

All Other Loans             $ 7,989            $31,527            $ 1,197

  TOTALS                    $84,420           $169,881            $71,076

Loans with Maturities After One Year for which:
                                                (in thousands)
Interest Rates are Fixed or Predetermined             $223,711
Interest Rates are Floating or Adjustable             $ 17,246

The degree of interest rate to which a bank is subjected can be controlled through a well managed asset/liability management program. First Citizens controls interest rate risk by matching assets and liabilities, (by employing interest-sensitive funds in assets that are also interest sensitive). One tool used to ensure market rate return is variable rate loans. Loans totaling $101,666,000 or 31.24% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. Loan maturities in the one to five year category increased to $169,881,000 at December 31, 1999 from $153,923,000 at December 31, 1998 as a result of customer demand to lock in fixed rates for a longer period of time.

NON-PERFORMING LOANS

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties (First Citizens National Bank)
                                               December 31
                                              (in thousands)

                          1999      1998      1997      1996      1995
Nonaccrual Loans        $ 500     $ 303     $ 440    $1,118    $  836

Restructured Loans          0         0         0         0         0

Foreclosed Property
  Other Real Estate,      390       177         0        50       111

Other Repossessed
  Assets                    0         0         0         0         0

Loans and leases 90 days
  Past due and still
  accruing interest       335       425       164       177       313

Total Nonperforming
  Assets               $1,225     $ 905     $ 604    $1,295    $1,260

Nonperforming assets
 as a percent of
 loans and leases
 plus foreclosed
 property at end
 of year                 .37%      .33%      .27%      .62%      .66%

Allowance as a percent of:

Nonperforming
  assets              303.51%   386.30%   461.76%   176.22%   175.88%

Gross Loans             1.14%     1.26%     1.22%     1.08%     1.16%

Addition to Reserve as a
  percent of Net
  Charge-Offs          59.30%   154.27%   364.07%   112.16%   180.20%

Loans and leases 90 days
  past due as a percent of
  loans and leases at year
  end                    .10%      .15%      .08%      .09%      .17%

Recoveries as a
  percent of Gross
  Charge-Offs          27.92%    34.77%    41.11%    20.15%    44.66%

Total Non Performing Assets were $1,225,000 as of December 31, 1999 compared to $905,000 at year end in 1998. Non performing Assets as a percent of loans was
 .37% compared to .33% in 1998 and .27% in 1997. Allowance for Loan Losses as a percent of Nonperforming assets and total loans were 303.51%, 386.30% and 461.76% for each year ending December 31, 1999, 1998 and 1997. Loan policy calls for an allowance balance of at least 1% of total loans. Continued improvements reflected in the financial ratios are indicative of well communicated loan policies and procedures. Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The banks' policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term. A debt is well secured if it is secured (1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the twelve months ending December 31, 1999 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $46,000. Interest income on loans reported as ninety days past due and on interest accrual status was $30,000 for 1999. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". First Citizens has no Restructured Loans for the period being reported.

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

LOAN LOSS EXPERIENCE & RESERVE FOR LOAN LOSSES (in thousands)

                        1999       1998      1997      1996      1995
Average Net Loans
Outstanding          $323,047   $259,416  $ 220,985  $203,663  $183,018

Balance of Reserve
for Loan Losses
at Beginning of
Period               $  3,496   $  2,789  $   2,282  $  2,216  $  2,054

Loan Charge-Offs     $ (1,214)  $   (952) $    (326) $   (680) $   (365)

Recovery of Loans
Previously Charged
Off                  $    339   $    331  $     134  $    137  $    163

Net Loans Charged
Off                  $   (875)  $   (621) $    (192) $   (543) $   (202)

Additions to Reserve
Charged to Expense   $    720   $    958  $     699  $    609  $    364

Changes Incident
to Mergers           $    377  $    370  $       0  $      0   $      0

Balance at End of
Period               $  3,718  $  3,496  $   2,789  $  2,282   $  2,216

Ratio of Net Charge-
Offs to Average Net
Loans Outstanding        .27%      .13%       .09%      .27%       .11%

The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years. The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the quarter just ended consisted of Loans charged off of $1,214,000 (2) Recovery of loans previously charged off $339,000 and (3) Additions to reserves totaling $720,000.

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

Management estimates the approximate amount of charge-offs for the 12 month period ending December 31, 2000 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural            $300,000
  Real Estate-Construction                               0
  Real Estate-Mortgage                             100,000
  Installment Loans to individuals & credit cards  200,000
  Lease financing                                        0

            01/01/00 through 12/31/00   Total     $600,000

The following table will identify charge-offs by category for the periods ending December 31 as indicated:

                                    Year Ending December 31
                                        (in thousands)
                               1999      1998     1997   1996
Charge-offs:
 Domestic:
  Commercial, Financial &
      Agricultural           $  236    $ 228     $  23   $ 432
Real Estate-Construction          0        0         0       0
  Real Estate-Mortgage          142      158         0      20
  Installment Loans to
   individuals & credit cards   836      566       303     228
  Lease financing                 0        0         0       0

         Total               $1,214    $ 952     $ 326   $ 680

Recoveries:
 Domestic:
  Commercial, Financial &
     Agricultural            $   89    $ 165     $  43   $  32
  Real Estate-Construction        0        0         0       0
  Real Estate-Mortgage            6        9         2       3
Installment Loans to
   individuals & credit cards   244      157        89     102
  Lease financing                 0        0         0       0

          Total              $  339    $ 331     $ 134   $ 137

Net Charge-offs              $ (875)   $(621)    $(192)  $(543)

COMPOSITION OF INVESTMENT SECURITIES
                                              December 31
                                             (in thousands)

                             1999     1998     1997     1996     1995

U. S. Treasury &
 Government Agencies       $83,372 $ 89,410   $62,976   $66,194  $63,462

State & Political
 Subdivisions              $12,515 $ 17,113   $11,799   $11,729  $11,776

All Others                 $ 3,250 $  3,207   $ 2,740   $ 3,649  $ 3,964

            TOTALS         $99,137 $109,730   $77,515   $81,572  $79,202


MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 1999
                                   (in thousands)

                           Maturing        Maturing
                Maturing   After One      After Five     Maturing
               Within One  Year Within    Years Within   After Ten
                  Year     Five Years      Ten Years      Years
             Amount Yield Amount  Yield  Amount  Yield  Amount Yield
U. S. Treasury
and Government
Agencies    $ 1,251 6.36% $36,373 6.40% $33,184 6.80% $12,564 7.40%

State and
Political   $ 1,605 6.30% $ 3,764 6.41% $ 3,933 6.57% $ 3,213 7.04%
Subdivisions*

All Others  $     0    0% $     0    0% $ 3,250 6.40% $     0    0%
            ------- ----- ------- ----- ------- ----- ------- -----

TOTALS      $ 2,856 6.33% $40,137 6.40% $40,367 6.74% $15,777 7.32%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

HELD TO MATURITY & AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 1999

                                        Held to Maturity   Available for Sale
                                                    (in thousands)
                                        Amortized  Fair     Amortized   Fair
                                          Cost     Value       Cost     Value

U.S. Treasury Securities                      0         0      2,029    1,969
U.S. Government Agency and
 corporation obligations                 17,063    16,588     67,376   64,340
Securities issued by states & political
  subdivisions in the U.S.:
  Taxable Securities                          0         0          0        0
  Tax-exempt Securities                   3,282     3,265      9,557    9,233
U. S. Securities:
   Debt Securities                            0         0          0        0
   Equity Securities
    (Including Federal Reserve Stock)                          3,223    3,250
Foreign Securities:
   Debt Securities                            0         0          0        0
  Equity Securities                                                0        0
Total (sum of column A items 1 through
 5.a must equal Schedule HC, item 2.a and
 sum of column D, items 1 through
 5.b must equal Schedule HC, item 2.b)    20,345   19,853      82,185  78,792

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

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public funds deposits. Investment activity for 1999 was greatly influenced by strong loan demand. The investment portfolio, which currently totals $99,137,000, is comprised of U. S. Treasury and U. S. Agency Obligations of $83,372,000, Municipal Obligations of $12,515,000, and all other investments totaling $3,250,000. Fixed rate holdings comprise 90% of the portfolio, while adjustable rate holding comprise the remaining 10%.

The fixed rate holdings currently have an expected average life of 5.9 years. It is estimated that this average life would extend to 6.5 years should rates go up by 100 basis points and 6.7 years if rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points, the average life would decrease to 3.4 years.

In terms of price sensitivity, we estimate that if rates go up 100 basis points the market value of the portfolio would fall by 3.7%, while rates up 200 basis points would impact the market value by a negative 8.3%. This is equal to the price sensitivity of the four to five year Treasury bond, which is consistent with the current average life profile of the portfolio. If rates go down 100 basis points, we estimate that the market value would increase by 5.4%.

The adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 5.4 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 required banks to maintain separate investment portfolios for Held-to-Maturity, Available for Sale, and Trading Account Investments. As of December 31, 1999 approximately 75 percent of the bank's total portfolio was placed in the Held For Sale Account while the remaining 25 percent is contained in the Held to Maturity Account. FASB 115 also requires banks to mark to market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. Mark to market resulted in a negative capital entry of $2,036,000 as reflected on the December 31, 1999 balance sheet. Mark to market impact to capital on December 31, 1998 was a positive $455,000. All purchase and sale transactions in 1999 were made in accordance with specifications set forth in FASB 115. The trading account at December 31, 1999 maintained a zero balance. First Citizens has not engaged in Derivative activities as defined by paragraphs 5 thru 7 of FASB 119.

Maturities in the portfolio are made up of 2.9% within one year, and 40.5% maturing after one year and within five years. Maturities on future investment purchases will be structured to meet loan demand as well as projected changes in interest rates.

Gains/Losses reflected in year-end income statements attributable to trading account securities:

   Year Ended
     12/31       Gains        Losses           Net

     1999      $    0.00    $    0.00     $     0.00
     1998      $    0.00    $    0.00     $     0.00
     1997      $    0.00    $    0.00     $     0.00
     1996      $    0.00    $    0.00     $     0.00

The following table allocates by category unrealized Gains/Losses within the total portfolio as of December 31, 1999 (in thousands):

                                  Unrealized              Net
                            Gains        Losses       Gains/Losses

U.S. Treasury Securities
 and Obligatioins of U.S.
 Government Agencies
  and Corporations          $    83        $3,640      $(3,557)

Obligations of States
  and Political
  Subdivisions              $    11        $  437      $  (426)

Federal Reserve and
  Corporate Stock           $    27        $    0      $    27

TOTALS                      $   121        $4,077      $(3,956)

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

Lines of Credit made available through Federal Home Loan Bank totaling $74,000,000 provide a fixed level of funds at a predetermined rate. Other lines of credit established with Correspondent banks total $26,000,000. Correspondent Bank lines provide additional liquidity required for daily settlement of the banks books. It is anticipated that these sources of funds will continue to be utilized as a tool in managing liquidity.

As a result, the company has experienced no problem with liquidity during any of the years under review and anticipates that all liquidity requirements will be effectively met in the future. Adherence to a strict Asset/Liability Management Policy will ensure our ability to effectively manage future interest rate risk.

Liquidity ratio, which was 8.80% at December 31, 1999 indicates the degree short-term and marketable assets are available to fund short term liabilities and deposit outflows. The liquidity ratio is calculated by comparing net liquid assets to net liabilities. The stability of our deposit base, approved lines of credit, sound asset/liability management, quality assets and a strong capital base assure adequate liquidity. A major swing in the bond market has caused basically all of our callable investments to become long term holdings and our FHLB borrowings to become short term. Other sources available to meet liquidity needs are loans and investments totaling over $87 million maturing within one year and approximately $79 million of the bank's investments placed in the held-for-sale-account. Loan to deposit ratio at December 31, 1999 was 88.69% compared to 92.21% at December 31, 1998. The dependency ratio was 21.73% at year end, reflecting volatile liabilities relied upon to fund longer term assets.

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

                              CONDENSED GAP REPORT
                      ------------------------------------
                                CURRENT BALANCES
                       -----------------------------------
                                    12/31/99
                                 (in thousands)

                                    DAILY         0-1        1-2         2-3
                        TOTAL      FLOATING       MONTH      MONTHS      MONTHS
-------------------------------------------------------------------------------

CASH AND DUE FROM
CASH AND DUE FROM       17,410            0           0          0            0
TOTAL CASH & DUE FROM   17,410            0           0          0            0

INVESTMENTS
US TREASURIES            1,969            0           0          0            0
US AGENCIES             81,403            0         540        500            0
MUNICIPALS              12,515            0         120          0          545
EQUITIES                 3,250            0           0          0            0

TOTAL INVESTMENTS       99,137            0         660        500          545

LOANS
COMMERCIAL FIXED        48,573            0       6,853      2,192        2,294
COMMERCIAL VARIABLE     10,410            0       9,190         41           39
REAL ESTATE-VARIABLE    18,660            0      14,565        189          357
REAL ESTATE FIXED      195,574            0      11,228      2,796        5,936
HOME EQUITY LOANS        8,911            0       7,080        199           44
SEC MORTGAGE             1,073            0       1,073          0            0
INSTALLMENT LOANS       39,058            0       1,524        568          724
FLOOR PLAN                 146            0           0          0            0
CREDIT CARDS             2,452            0           0          0            0
FACTORING REC               58            0           0          0            0
OVERDRAFTS                 462            0           0          0            0
TOTAL LOANS            325,377            0      51,513      5,985        9,394
LOAN LOSS RESERVE        3,718            0           0          0            0

NET LOANS              321,659            0      51,513      5,985        9,394
FED FUNDS SOLD

TOTAL EARNING ASSETS   420,796            0      52,173      6,485        9,939

OTHER ASSETS
BUILDING, F&F & LAND    13,417            0           0          0            0
OTHER REAL ESTATE          390            0           0          0            0
OTHER ASSETS            20,657            0           0          0            0

TOTAL OTHER ASSETS      34,464            0           0          0            0

TOTAL ASSETS           472,670            0      52,173      6,485        9,939

DEMAND DEPOSITS              0            0           0          0            0

TOTAL DEMAND            42,513            0           0          0            0

                              CONDENSED GAP REPORT
                       ------------------------------------
                                CURRENT BALANCES
                        -----------------------------------
                                    12/31/99
                                 (in thousands)

                               3-6          6-12             1-2           2+
                              MONTHS       MONTHS           YEARS        YEARS
-------------------------------------------------------------------------------

CASH AND DUE FROM
CASH AND DUE FROM                0             0              0          17,410

TOTAL CASH & DUE FROM            0             0              0          17,410

INVESTMENTS
US TREASURIES                    0             0          1,503             466
US AGENCIES                     50           161          1,000          79,152
MUNICIPALS                     240           700          1,766           9,144
EQUITIES                         0             0              0           3,250

TOTAL INVESTMENTS              290           861          4,269          92,012

LOANS
COMMERCIAL FIXED             6,401         5,893          3,125          21,815
COMMERCIAL VARIABLE             98           493             57             492
REAL ESTATE-VARIABLE         1,049           324            807           1,369
REAL ESTATE FIXED            7,329        12,683         17,293         138,309
HOME EQUITY LOANS              466         1,122              0               0
SEC MORTGAGE                     0             0              0               0
INSTALLMENT LOANS            1,823         3,350          7,751          23,318
FLOOR PLAN                       0             0              0             146
CREDIT CARDS                     0             0              0           2,452
FACTORING REC                    0             0              0              58
OVERDRAFTS                       0             0              0             462
TOTAL LOANS                 17,166        23,865         29,033         188,421
LOAN LOSS RESERVE                0             0              0           3,718

NET LOANS                   17,166        23,865         29,033         184,703

FED FUNDS SOLD


TOTAL EARNING ASSETS        17,456        24,726         33,302         276,715

OTHER ASSETS
BUILDING, F&F & LAND             0             0              0          13,417
OTHER REAL ESTATE                0             0              0             390
OTHER ASSETS                     0             0              0          20,657

TOTAL OTHER ASSETS               0             0              0          34,464

TOTAL ASSETS                17,456        24,726         33,302         328,589

DEMAND DEPOSITS                  0             0              0               0

TOTAL DEMAND                     0             0              0          42,513

                              CONDENSED GAP REPORT
                       ------------------------------------
                                CURRENT BALANCES
                        -----------------------------------
                                    12/31/99
                                 (in thousands)

                                             DAILY      0-1    1-2         2-3
                               TOTAL       FLOATING    MONTH  MONTHS     MONTHS
-------------------------------------------------------------------------------
SAVINGS ACCOUNTS
REGULAR SAVINGS              24,336             0         0       0           0
NOW ACCOUNT                  28,365             0         0       0           0
SPECIAL NOW                  12,000        12,000         0       0           0
BUSINESS CHECKING               308             0         0       0           0
IMF-MMDA                      8,398             0         0       0           0
FIRST RATE ACCOUNT           29,194             0         0       0           0
DOGWOOD CLUB                 11,870             0         0       0           0

TOTAL SAVINGS               114,471        12,000         0       0           0

TIME DEPOSITS
CD 1-2 MONTHS                27,284             0     8,811  13,470       5,000
CD 3 MONTHS                     820             0       251     345         222
CD 4-5 MONTHS                10,878             0     8,623      20         146
CD 6 MONTHS                  30,764             0     5,615   3,174       7,641
CD 7-11 MONTHS               11,985             0        78   2,681       2,058
CD 12 MONTHS                 33,095             0     2,403   2,793       2,294
CD 13-17 MONTHS              29,053             0     1,392   2,285       2,025
CD 18-23 MONTHS                 446             0        54      30           2
CD 24 MONTHS                  6,017             0       389     148         148
CD 25-30 MONTHS               1,124             0         4      10          52
CD 31-59 MONTHS               9,064             0       253     192          26
CD 31-59 MONTHS VAR.             12             0         0      12           0
CD 60 MONTHS                  3,723             0         2      71         152
CD 60 MONTH VAR.                500             0        40       0           0
CD SWEET 16                  14,339             0       793     972       1,349
CD 7 MONTH                      856             0       185      31           0
TROY CD'S                     6,008             0     3,691   1,482         163
IRA FLOATING                    103             0       103       0           0
IRA FIXED                    23,644             0     1,564   2,262       2,249
CHRISTMAS CLUB                  120             0         0       0           0

TOTAL TIME                  209,835             0    34,251  29,978      23,527


TOTAL DEPOSITS              366,819        12,000    34,251  29,978      23,527

TT&L                          1,000             0         0       0           0
SECURITIES SOLD-SWEEP        14,685             0    14,685       0           0
SECURITIES SOLD-FIXED         7,705             0     2,559       0       1,848
FHLB-SHORT TERM              22,700         7,700         0       0           0
FHLB-LONG TERM               11,264             0         0   5,000           0
NOTES PAYABLE ESOP            1,117             0         0       0           0
                             -------       ------    ------  ------     -------
TOTAL SHORT TERM
  BORR.                      58,471         7,700    17,244   5,000       1,848

OTHER LIABILITIES             3,700             0         0       0           0

TOTAL OTHER LIAB.             3,700             0         0       0           0

TOTAL LIABILITIES           428,990        19,700    51,495 342,978      25,375

CAPITAL
STOCK, SURPLUS, P.I.C        18,739             0         0       0           0
UNREALIZED GAIN
  (LOSSES)                   -2,240             0         0       0           0
UNDIVIDED PROFITS            27,181             0         0       0           0
TOTAL CAPITAL                43,680             0         0       0           0

TOTAL LIAB'S & CAPITAL      472,670        19,700    51,495  34,978      25,375

GAP (SPREAD)                      0       -19,700       678  -28,493    -15,436
GAP % TOTAL ASSETS                0         -4.17       .14    -6.03      -3.27
CUMULATIVE GAP                    0       -19,700   -19,022  -47,515    -62,951
CUM GAP % TOTAL ASSETS            0         -4.17     -4.02   -10.05     -13.32
SENSITIVITY RATIO                 0             0      0.74     0.56       0.52

                              CONDENSED GAP REPORT
                       ------------------------------------
                                CURRENT BALANCES
                        -----------------------------------
                                    12/31/99
                                 (in thousands)

                                 3-6       6-12        1-2         2+
                                MONTHS     MONTHS       YEARS     YEARS
--------------------------------------------------------------------------

SAVINGS ACCOUNTS
REGULAR SAVINGS                    0             0           0      24,336
NOW ACCOUNT                        0             0           0      28,365
SPECIAL NOW                        0             0           0           0
BUSINESS CHECKING                  0             0           0         308
IMF-MMDA                           0             0           0       8,398
FIRST RATE ACCOUNT                 0             0           0      29,194
DOGWOOD CLUB                       0             0           0      11,870

TOTAL SAVINGS                      0             0           0     102,471

TIME DEPOSITS
CD 1-2 MONTHS                      3             0           0           0
CD 3 MONTHS                        2             0           0           0
CD 4-5 MONTHS                  2,089             0           0           0
CD 6 MONTHS                   14,147           187           0           0
CD 7-11 MONTHS                 6,800           368           0           0
CD 12 MONTHS                   8,194        17,307         104           0
CD 13-17 MONTHS                5,072        15,516       2,763           0
CD 18-23 MONTHS                   32           302          26           0
CD 24 MONTHS                   1,301           985       3,027          19
CD 25-30 MONTHS                  150           401         497          10
CD 31-59 MONTHS                2,815         4,394         997         387
CD 31-59 MONTHS VAR.               0             0           0           0
CD 60 MONTHS                     294           290         123       2,791
CD 60 MONTH VAR.                  20            35         120         285
CD SWEET 16                    2,898         5,177       3,150           0
CD 7 MONTH                       396           244           0           0
TROY CD'S                        115           306         239          12
IRA FLOATING                       0             0           0           0
IRA FIXED                      5,262         6,096       2,860       3,351
CHRISTMAS CLUB                     0           120           0           0

TOTAL TIME                    49,590        51,728      13,906       6,855


TOTAL DEPOSITS                49,590        51,728      13,906     151,839

TT&L                               0             0           0       1,000
SECURITIES SOLD-SWEEP              0             0           0           0
SECURITIES SOLD-FIXED          2,567           331         400           0
FHLB-SHORT TERM                5,000         5,000           0           0
FHLB-LONG TERM                     0         1,000       4,000       6,264
NOTES PAYABLE ESOP                 0             0           0       1,117

TOTAL SHORT TERM BORR.         7,567         6,331       4,440       8,381

OTHER LIABILITIES                  0             0           0       3,700

TOTAL OTHER LIAB.                  0             0           0       3,700

TOTAL LIABILITIES             57,157        58,059      18,306     163,920

CAPITAL
STOCK, SURPLUS, P.I.C              0             0           0      18,739
UNREALIZED GAIN
  (LOSSES)                         0             0           0      -2,240
UNDIVIDED PROFITS                  0             0           0      27,181

TOTAL CAPITAL                      0             0           0      43,680

TOTAL LIAB'S &
  CAPITAL                     57,157        58,059      18,306     207,600

GAP (SPREAD)                 -39,701       -33,333      14,996     120,989
GAP % TOTAL ASSETS             -8.40         -7.05        3.17      -25.60
CUMULATIVE GAP              -102,652      -135,985    -120,989           0
CUM GAP % TOTAL ASSETS        -21.72        -28.77      -25.60           0
SENSITIVITY RATIO               0.45          0.44        0.52        1.00

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

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. First Citizens will attempt to minimize interest rate risk by increasing the volume of variable rate loans within the portfolio. The bank will attempt to limit the net interest income exposure to a maximum of 2.00% of tier I capital. The bank's Asset/Liability Committee will attempt to improve net interest income through volume increases and better pricing techniques.
        Long term fixed rate positions will be held to a minimum by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% of assets, unless they are funded with Federal Home Loan Bank matched funds. We will and are borrowing funds from the FHLB that have maturities ranging from 1 to 10 years. This will reduce our interest rate risk. These maximum limits are the high points and the ALCO will strive to keep the amount below this point. The December 31, 1999 dynamic gap reports reflects an exposure less than our risk limits. (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

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

RETURN ON EQUITY AND ASSETS
FIRST CITIZENS BANCSHARES, INC.
                                    1999    1998    1997    1996   1995
Percentage of Net Income to:
Average Total Assets                1.22%   1.02%   1.26%   1.16%    .95%
Average Shareholders Equity        13.27   11.22%  14.15%  13.39%  10.99%
Percentage of Dividends Declared
 Per Common Share to Net Income
 Per Common Share                  58.35%  57.51%  35.78%  32.28%  35.56%
Percentage of Average Shareholders'
 Equity to Average Total Assets     9.24%   9.85%   9.71%   9.34%   9.32%

Return on assets is a measurement of the firms profitability in terms of asset utilization. Total assets at December 31, 1999 was $472,670,000 up 30% when compared to totals previous to the acquisition of First Volunteer Bank. The balance sheet, however, was restated as required by the Financial Accounting Standards Board to reflect a more accurate comparison of prior year(s) financial information. The restated balance sheet reflected asset growth of less than one percent. Return on assets at year end 1999 was 1.22% compared to 1.02% at year end 1998. The return on assets calculation for 1998 is reflective of acquisition and non-recurring organization cost in excess of $1.3 million associated with the Bank of Troy. Performance ratios at the bank level were less impacted as a result of acquisition cost dealt with at the Holding Company level. Adjustments were recognized to strengthen future income potential and justify the capital investment in Bank of Troy and First Volunteer. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Accelerated asset growth coupled with rising interest rates paid on deposits had a significant impact on earnings in 1995. Management made a decision the second half of 1995 to reduce cost of funds and improve net interest margins. Results of operations for 1997 and 1996 reflect improvement over previous years as a result of the decision.

The primary source of earnings for Bancshares continues to be net interest income. A comparison generated from this source reflects increases of 11.03% and 11.02% for 1999 and 1998 respectively. Earnings for the prior two years were a result of increased loan volume. Yields on interest earning assets, i.e. loans and investments, decreased from 9.08% in 1997 to 8.48% in 1999, while the cost on interest bearing liabilities decreased from 4.80% to 4.36%. Reduced funding cost is attributable to utilization of Federal Home Loan Bank as an alternative source of funds. As a result, we are better able to manage the cost of funds and restore net interest margins to a more acceptable level.

The return on average assets of First Citizens National Bank was 1.22%, 1.02% and 1.26% respectively for 1999, 1998 and 1997. Return on average equity was also impacted as a result of the Bank of Troy and First Volunteer acquisitions. Return on average equity reported by the Bank was 13.27%, 11.22%, and 14.15% for the years ending December 31, 1999, 1998 and 1997.

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

Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

CAPITAL RESOURCES/TOTAL ASSETS - YEAR-END TOTALS
FIRST CITIZENS BANCSHARES, INC.

    1999       1998       1997       1996       1995

    9.24%      9.12%      9.74%      9.26%      9.10%

Quarterly dividends of $.1875 per share paid to shareholders in 1999 were enhanced by a special dividend of $.15 per share declared during fourth quarter. This process utilized in the past five years serves to raise payout ratios to levels targeted by the bank's capital plan. In 1998, a 4 for 1 stock split distributed the number of shares outstanding to 3,194,544. This action follows a
2.5 for 1 stock split October 15, 1993 and a 10% stock dividend December, 1992. Dividend payouts per share adjusted for the 1998 split were .75 cents in 1998,
 .50 cents in 1997 and .40 cents in 1996.

In 1999, per share price of banks stocks came under tremendous pressure. Because Bancshares stock is not publicly traded, it has initially escaped the level of volatility that impacted stock prices of even the best performing banks. Uncertainty of the future direction of interest rates, a decrease in merger and acquisition activity and a leveling off of earnings have combined to dampen the enthusiasm of investors and create an unstable stock market. Bancshares stock traded at $30.00 per share through December 31, 1999. However, first quarter 2000, the common stock traded at a per share price of $24.00 reflecting the trend in bank stocks industry wide. Book value fell from $12.12 at year-end 1998 to $11.81 as of December 31, 1999, as a direct result of FASB 115. FASB 115, Mark to Market is discussed within the Investment section of the report.

A stock  repurchase  program,  in  effect  since  1994,  allows  First  Citizens
Bancshares to acquire shares through the Optional Stock Repurchase Program. Under terms of the program, the Company may repurchase up to $200,000 of Bancshares' stock in any calendar quarter on a first come, first served basis. However, a limitation of 27,000 shares per quarter is in effect for each quarter of 2000. The limitation is a result of FASB Accounting rules for pooling-of-interest that states Bancshares is limited to the purchase of Bancshares stock equal to 10% of the original issued quantity of shares (445,251) for the purchase of First Volunteer Bank.

In 1998, the Employee Stock Ownership Plan entered into a loan agreement with SunTrust Bank in the amount of $2,000,000 to fund the purchase of unissued stock. The stock will be utilized to satisfy future allocations to plan participants in accordance with the plan document approved by the Board of Directors. The balance remaining on the ESOP loan is $1,117,265 at December 31, 1999.

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve. The risk-based capital ratio for Bancshares as of December 31, 1999 and December 31, 1998 was 13.93% and 13.59% respectively, significantly above the 8.0 percent level required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio. Ten percent is used as a benchmark for a well defined capitalized bank.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       CARMICHAEL, DUNN, CRESWELL & SPARKS PLLC

                              INDEPENDENT AUDITORS' REPORT


Board of Directors
First Citizens Bancshares, Inc.
Dyersburg, Tennessee 38024


We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and Subsidiary as of December 31, 1999 and 1998, and their results of operations and cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles.



Dyersburg, Tennessee
January 16, 2000

                       FIRST CITIZENS BANCSHARES, INC.,
                             AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1999 and 1998

                                                       1999           1998
                             ASSETS                         (in thousands)

Cash and due from banks                               $ 17,410      $ 17,020
Federal funds sold                                                    12,700
Investment securities
  Securities held-to-maturity (fair value of
  $19,768 at December 31, 1999 and $25,798 at
  December 31, 1998)                                    20,345        25,710
   Securities available-for-sale, at fair value         78,792        84,019
 Loans - (net of unearned income of
   $2,131 in 1999 and $2,342 in 1998)                  325,377       307,331
   Less:  Allowance for loan losses                      3,718         3,872
                                                      --------      --------
     Net Loans                                         321,659       303,459
Premises and equipment, net                             13,417        11,228
Accrued interest receivable                              5,353         5,195
Other assets                                            10,471         9,374
                                                      --------      --------

     TOTAL ASSETS                                     $472,670      $472,153
                                                      ========      ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY


 Liabilities
 Deposits
   Demand                                               42,513        40,889
   Time                                                209,835       198,950
   Savings                                             114,471       120,860
                                                       -------       -------
Total Deposits                                         366,819       360,699
Securities sold under agreement to repurchase           22,390        21,282
Long-term debt                                          11,264        25,486
Federal funds purchased and short-term borrowings       23,700        16,825
Note payable of Employee Stock Ownership Plan            1,117         1,408
Other liabilities                                        3,700         3,371
                                                       -------       -------
     Total Liabilities                                 428,990       429,071
                                                       =======       =======

Stockholders' Equity
Common stock, no par value
  shares authorized - 10,000,000;
  issued - 3,705,165 in 1999;
  3,244,899 in 1998                                      3,705         3,690
Surplus                                                 15,034        14,591
Retained earnings                                       28,298        25,883
Accumulated other comprehensive income                  (2,036)          455
Less treasury stock, at cost 6,807 shares in 1999
  and 4,584 shares in 1998                                (204)         (129)
Obligation of Employee Stock Ownership Plan             (1,117)       (1,408)
                                                     ---------        -------
     Total Stockholders' Equity                         43,680        43,082
                                                     ---------        ------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $472,670      $472,153
                                                      ========      ========



    See accompanying notes to consolidated financial statements.

                                      FIRST CITIZENS BANCSHARES, INC.,
                                             AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                 Years Ended December 31, 1999, 1998, 1997

                                           1999          1998           *1997
                                           ----          ----            ----
    Interest Income                       (in thousands except per share data)

Interest and fees on loans               $29,382        $28,502       $24,907
Interest and dividends on
  investment securities:
    Taxable                                5,582          5,149         4,728
    Tax-exempt                               610            651           542
    Dividends                                321            256           229
Other interest income                        190            694           292
                                         -------        -------       -------
    Total Interest Income                 36,085         35,252        30,698
                                         -------        -------       -------

    Interest Expense

Interest on deposits                      13,586         14,791        12,809
Interest on long-term debt                   672          1,486           788
Other interest expense                     2,522          1,011         1,080
                                         -------        -------       -------
    Total Interest Expense                16,780         17,288        14,677
                                         -------        -------       -------
Net Interest Income                       19,305         17,964        16,021
Provision for loan losses                    720          1,226           945
                                         -------        -------       -------
Net interest income after provision
 for loan losses                          18,585         16,738        15,076
                                         -------        -------       -------

    Other Income

Income from fiduciary activities             921            827           756
Service charges on deposit accounts        2,408          2,077         1,917
Other service charges, commissions,
  and fees                                 1,657          1,113           835
Securities gains net                          93             61            94
Other income                                 592            511           439
                                        --------        -------         -----
    Total Other Income                     5,671          4,589         4,041
                                        --------        -------         -----

   Other Expenses

Salaries and employee benefits             8,672           8,288         6,708
Net occupancy expense                      1,028             917           853
Depreciation                               1,262           1,103         1,116
Data processing expense                      436             395           333
Legal and professional fees                  139             272           132
Stationary and office supplies               291             243           195
Amortization of intangibles                  351             183            15
Other expenses                             3,230           3,242         2,600
                                          ------          ------        ------
    Total Other Expenses                 $15,409         $14,643       $11,952
                                         -------         -------       -------
Net income before income taxes           $ 8,847         $ 6,684       $ 7,165

Provision for income tax expense           3,048           2,210         2,435
                                         -------         -------       -------

Net Income                               $ 5,799         $ 4,474       $ 4,730
                                         =======         =======       =======

Earnings Per Common Share:

  Net income                             $  1.58         $  1.25     **$  1.38
                                         =======         =======       =======

Weighted average shares outstanding        3,664           3,590     **  3,426
                                         =======         =======       =======

*Certain items have been reclassified to conform to current year format. **Amounts restated to reflect four for one stock split in 1998.


    See accompanying notes to consolidated financial statements.

                                      FIRST CITIZENS BANCSHARES, INC.,
                                             AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 Years Ended December 31, 1999, 1998, 1997

                                           1999          1998           1997
                                           ----          ----           ----
                                                    (in thousands)

Net income for year                      $ 5,799        $ 4,474       $ 4,730

Other comprehensive income, net of tax
      Unrealized gains (losses) on
      available-     for-sale securities;
      Unrealized gains (losses) arising
      during the period                  ( 2,491)           174           213
                                         --------     ---------      --------

      Total Comprehensive Income        $  3,308       $ 4,648       $ 4,943
                                         ========       =======       =======

Required disclosures of related tax effects allocated to each component of other comprehensive income.

                                         Before-tax   Tax(Expense)  Net-of-tax
                                           Amount      or Benefit     Amount

Year ended December 31, 1999

Unrealized gains (losses) on
      available-for-sale securities;
Unrealized gains (losses) arising
      during the period                   $(3,912)     $ 1,555       $(2,357)
Less reclassification adjustments
      for gains included in net income       (223)          89          (134)
                                          --------     -------       --------
           Net Unrealized Gains(Losses)   $(4,135)     $ 1,644       $(2,491)
                                          ========     =======       ========


Year ended December 31, 1998

Unrealized gains (losses) on
      available-for-sale securities;
Unrealized gains (losses) arising
      during the period                   $   300     $   120        $   180
Less reclassification adjustments
      for gains included in net income        (11)          5             (6)
                                          --------     ------        --------
          Net Unrealized Gains(Losses)    $   289     $   125        $   174
                                          ========    =======         =======



See accompanying notes to consolidated financial statements.

                            FIRST CITIZENS BANCSHARES, INC.,
                                     AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended December 31, 1999, 1998 and 1997
                      --------------------------------------------
                          (in thousands except per share data)

                                           Common Stock
                                                                 Retained
                                         Shares     Amount   Surplus   Earnings
                                         ------     ------   -------   --------

Balance, January 1, 1997                 1,187   $  1,187    $ 10,797 $ 20,630

Net income, year ended December 31, 1997                                 4,730
Adjustment of unrealized gain (loss) on
 securities available-for-sale, net of
 applicable deferred income taxes ($142)
 during the year
Cash dividends paid - $1.60 per share
 ($.50 per share as restated to reflect
  stock split)                                                          (1,521)
Sale of common stock                         9          9        572
Treasury stock transaction-net
Balance, December 31, 1997               1,196      1,196     11,369    23,839

Net income, year ended December 31, 1998                                 4,474
Adjustment of unrealized gain (loss) on
 securities available-for-sale, net of
 applicable deferred income taxes ($120)
 during the year
Cash dividends paid - $.75 per share                                    (2,430)
Sale of common stock                       348        348      5,354
Treasury stock transactions - net                                 17
Adjustments to par value of common
  stock                                  2,146      2,146     (2,149)
Loan proceeds - ESOP obligation
Principal payments - ESOP
Balance, December 31, 1998               3,690      3,690     14,591   25,883

Net income, year ended December 31, 1999                                5,799

Adjustment of record unrealized
 gain(loss) on securities available-
 for-sale, net of applicable deferred
 income taxes ($1,644) during the year
Cash dividends paid - $.90 per share                                   (3,384)
Sale of common stock                        15         15        435
Treasury stock transactions-net                                    8
Principal payments - ESOP

Balance, December 31, 1999               3,705     $3,705    $15,034  $28,298
                                     =========   =========   ======== ========


     See accompanying notes to consolidated financial statements.




            51                       FIRST CITIZENS BANCSHARES, INC.,
                                     --------------------------------
                                            AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               Years Ended December 31, 1999, 1998 and 1997
                                                             Obligation
                                    Accumulated              Of Employee
                                       Other                 Stock Total
                                   Comprehensive        Ownership Shareholder's
                                Income   Treasury Stock   Plan         Equity
                                ------   --------------   ----          -----


Balance, January 1, 1997       $   68     $     (8)     $      0     $  32,674
Net income, year ended
  December 31, 1997                                                      4,730
Adjustment of unrealized
 gain(loss) on securities
 available-for-sale, net of
 applicable deferred income
 taxes ($142) during the year     213                                      213
Cash dividends paid - $1.60
 per share($.50 per share as
 restated to reflect stock split)                                       (1,521)
Sale of common stock                                                       581
Treasury stock transaction-net                   1                           1
                               -------   ---------     ---------     ---------
Balance, December 31, 1997        281           (7)            0        36,678

Net income, year ended
 December 31, 1998                                                       4,474
Adjustment of unrealized
 gain(loss) on securities
 available-for-sale, net of
 applicable deferred income
 taxes ($120) during the year     174                                     174
Cash dividends paid - $.75 per
 share                                                                 (2,430)
Sale of common stock                                                    5,702
Treasury stock transactions - net             (119)                      (102)
Adjustments to par value of
 common stock                                   (3)                        (6)
Loan proceeds - ESOP obligation                          (2,000)       (2,000)
Principal payments - ESOP                                   592           592
                             ---------    --------     ---------      --------
Balance, December 31, 1998        455        (129)      (1,408)        43,082

Net income, year ended
 December 31, 1999                                                      5,799
Adjustment of record
 unrealized gain(loss) on
 securities available-
 for-sale, net of applicable
 deferred income taxes
 ($1,644) during the year     (2,491)                                  (2,491)
Cash dividends paid -
  $.90 per share                                                       (3,384)
Sale of common stock                                                      435
Treasury stock
 transactions-net                            (75)                         (67)
Principal payments - ESOP                                  291            291
                             ---------   ---------    ---------     ----------
Balance, December 31, 1999  $ (2,036)   $   (204)     $ (1,117)     $  43,680
                              ========    ========    ========     ==========


   See accompanying notes to consolidated financial statements.

                           FIRST CITIZENS BANCSHARES, INC.,
                                AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                     Years Ended December 31, 1999, 1998, and 1997

                                                1999           1998       1997
         Operating Activities                            (in thousands)

Net income                                   $  5,799      $  4,474  $   4,730
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                      720         1,226        945
   Provision for depreciation                   1,262         1,103      1,116
   Provision for amortization-intangibles         351           201
   Deferred income taxes                       (1,032)         (230)        55
   Gain on sale of other real estate                             (3)        (2)
   Realized investment
     security (gains)                             (93)          (62)       (93)
   (Increase) decrease in accrued
     interest receivable                         (158)         (984)      (120)
   Increase (decrease) in accrued
     interest payable                            (365)          130       (225)
   Increase in other assets                    (2,192)       (6,594)    (1,930)
   Increase (decrease) in other liabilities       694          (353)       225
                                             ---------     ---------  --------

        NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                 $  4,986      $ (1,092)  $  4,701
                                             --------      ---------  --------

    Investing Activities

Proceeds of maturities of held-to-
  maturity investment securities             $  7,866      $ 15,625   $  6,985
Purchases of held-to-maturity investment
  securities                                   (2,500)      (19,757)      (414)
Proceeds of sales and maturities of available-
  for-sale investment securities               15,800        10,294     19,732
Purchases of available-for-sale investment
  securities                                  (12,971)      (38,188)   (19,385)
Increase in loans - net                       (18,920)      (45,432)   (19,233)
Purchase of premises and equipment             (3,451)       (2,736)    (1,167)
                                             --------     ---------   --------

       NET CASH USED BY
       INVESTING ACTIVITIES                  $(14,176)    $ (80,163)  $(13,382)
                                             --------     ---------   --------


      Financing Activities

Net increase in demand deposits,
  NOW accounts and savings accounts          $ (4,765)    $  30,608   $  9,116
Increase (decrease) in time deposits-net       10,885        20,116      3,688
Increase in long-term borrowing                              23,116      7,903
Payment of principal on long-term debt        (14,222)       (9,776)      (270)
Proceeds from sale of common stock                450         4,335        763
Cash dividends paid                            (3,384)       (2,430)    (1,521)
Net increase in short-term
  borrowings                                    7,983        16,341        540
Treasury stock transactions-net                   (67)         (102)         1
                                             ---------    ----------  --------

     NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES                    $ (3,120)    $  82,208   $ 20,220
                                             ---------    ---------   --------

    INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                      $(12,310)    $     953   $ 11,539

Cash and cash equivalents at beginning
  of year                                      29,720        28,767     17,228
                                             --------     ---------    -------

    CASH AND CASH EQUIVALENTS AT
         END OF YEAR                         $ 17,410     $  29,720   $ 28,767
                                             ========     =========   ========

Cash payments made for interest and income taxes during the years presented are as follows:

                                                1999         1998       1997
                                                ----         ----       ----
Interest                                     $ 17,145     $  17,152   $12,884
Income taxes                                 $  2,400     $   2,428   $ 2,355

    See accompanying notes to consolidated financial statements.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                            December 31, 1999 & 1998

Note 1 - Summary of Significant Accounting and Reporting Policies

The accounting and reporting policies of First Citizens Bancshares,Inc., and Subsidiary conform to generally accepted accounting principles. The significant policies are described as follows:

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

Effective January 1, 1999, First Citizens Bancshares, Inc. acquired First Volunteer Corporation and its subsidiary, First Volunteer Bank, in a transaction accounted for as a pooling-of-interests.

During the year ended December 31, 1999, Bank of Troy and First Volunteer Bank were merged with First Citizens National Bank resulting in one wholly-owned subsidiary of First Citizens Bancshares, Inc. operating as First Citizens National Bank.

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

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

Note 1 - Summary of Significant Accounting and Reporting Policies (Continued)

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

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 1 - Summary of Significant Accounting and Reporting Policies (Continued)


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

INTEREST INCOME ON LOANS

Interest income on commercial and real estate loans is computed on the basis of the daily principal balance outstanding using the accrual method. Interest on installment loans is credited to operations by the level-yield method.

NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock dividends and stock splits.

INCOME FROM FIDUCIARY ACTIVITIES

Income from fiduciary activities is recorded on the accrual basis.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1999 & 1998


Note 2 - Investment Securities

The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

                                                      December 31, 1999
                                                      -----------------
                                                       Held-To-Maturity
                                                     Gross          Gross
                                                   Unrealized     Unrealized
                                 Amortized Cost      Gains          Losses      Fair Value
                                 --------------      -----          ------      ----------
                                                         (in thousands)
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies          $16,984          $              $   476       $16,508

Obligations of states and
 political subdivisions               3,282                 4           106         3,180

Mortgage-backed securities               79                 1                          80


  TOTAL SECURITIES INVESTMENTS      $20,345          $      5       $    582      $19,768
                                    =======          ========       ========      =======

                                                      Available-for-Sale
                                                     Gross          Gross
                                                   Unrealized     Unrealized
                                  Amortized Cost      Gains          Losses     Fair Value
                                  --------------      -----          ------     ----------
                                                           (in thousands)
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies          $57,880           $    61       $  2,775      $55,166

Obligations of states and
 political subdivisions               9,557                 7            331        9,233

Mortgage-backed securities           11,511                21            389       11,143
                                    -------          --------       --------   ----------

      Total Debt Securities         $78,948          $     89       $  3,495   $   75,542

  Equity investments                  3,223                27                       3,250
                                    -------          --------       --------   ----------

  TOTAL SECURITIES INVESTMENTS      $82,171          $    116      $   3,495   $   78,792
                                    =======          ========      =========   ==========

                         FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               December 31, 1999 & 1998

  Note 2 - Investment Securities (Continued)

                                                       December 31, 1998
                                                        Held-To-Maturity
                                   Gross Gross
                              Unrealized Unrealized
                                    Amortized Cost     Gains          Losses       Fair Value
  U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies         $18,985           $    112     $     87      $    19,010

  Obligations of states and
   political subdivisions              6,225                 56                         6,281

  Mortgage-backed securities             501                  6                           507
                                     -------           --------     --------      -----------

      TOTAL SECURITIES INVESTMENTS   $25,711           $    174     $     87      $    25,798
                                     =======           ========     ========      ===========


                               Available-For-Sale
                                   Gross Gross
                              Unrealized Unrealized
                                    Amortized Cost     Gains          Losses       Fair Value

  U.S. Treasury securities and
   obligations  of U.S. Government
   corporations and agencies          $53,613         $    648      $    131      $    54,130

  Obligations of states and
   political subdivisions              10,771              162            31           10,902

  Mortgage-backed securities           15,773               81            49           15,805
                                      -------         --------       -------      -----------

          Total Debt Securities       $80,157         $    891       $   211      $    80,837

      Equity investments                3,159               23                          3,182
                                      -------         --------       -------      -----------

       TOTAL SECURITIES INVESTMENTS   $83,316         $    914      $    211      $    84,019
                                      =======         ========      ========      ===========

                       FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             December 31, 1999 & 1998

Note 2 - Investment Securities (Continued)

The tables below summarize maturities of debt securities held-to-maturity and available- for-sale as of December 31, 1999 and 1998:

                                                December 31, 1999

                                     Securities                    Securities
                                 Held-To-Maturity              Available-For-Sale
                          Amortized Cost    Fair Value   Amortized Cost   Fair Value
Amounts Maturing In:

One Year or less            $16,233         $15,770        $43,152        $41,191
After one year through
  five years                  2,603           2,584         17,537         16,991
After five years through
  ten years                   1,334           1,239          9,579          9,225
After ten years                 175             175          8,680          8,135
                            -------         -------        -------        -------
                            $20,345         $19,768        $78,948        $75,542
                            =======         =======        =======        =======

                                                December 31, 1998

                                     Securities                    Securities
                                  Held-To-Maturity             Available-For-Sale
                           Amortized Cost   Fair Value   Amortized Cost   Fair Value
Amounts Maturing In:

One Year or less             $ 3,164        $ 3,183        $ 5,867        $ 5,844
After one year through
 five years                   16,941         17,091         20,597         20,471
After five years through
 ten years                     5,058          5,105         29,389         29,659
After ten years                  548            419         24,304         24,863
                             -------        -------        -------        -------
                             $25,711        $25,798        $80,157        $80,837
                             =======        =======        =======        =======

Securities gains (losses) presented in the consolidated statements of income consist of the following:


Year Ended December 31                 Gross Sales    Gains    Losses      Net
----------------------                 -----------    -----    ------      ---
                                                     (in thousands)
1999 - Securities held-to-maturity     $   998        $    1   $   2     $ (1)
1999 - Securities available-for-sale     6,353            96       2       94
1998 - Securities held to maturity      15,558            82      57       25
1998 - Securities available-for-sale    10,425            36               36
1997 - Trading securities                3,500            31               31
1997 - Securities held-to-maturity       7,577            69       6       63


Sales of securities classified as held-to-maturity consist of securities which were called resulting in a gain or loss or sold within ninety days of maturity.

At December 31, 1999 and 1998, investment securities were pledged to secure government, public and trust deposits as follows:

         December 31           Amortized Cost      Fair Value
         -----------           --------------      ----------
                                       (in thousands)
            1999                 $86,762            $83,312
            1998                  74,078             74,779

                           FIRST CITIZENS BANCSHARES, INC.,
                                    AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1999 & 1998

Note 3 - Loans
Loans outstanding at December 31, 1999 and 1998 were comprised of the following:
                                     1999              1998
                                     ----              ----
                                         (in thousands)
Commercial, financial and
  agricultural                     $ 60,446         $ 79,917
Real estate - construction           34,431           27,048
Real estate - mortgage              189,787          158,237
Installment                          37,595           33,328
Other loans                           3,118            8,801
                                   --------         --------
                                    325,377          307,331
Less:  Allowance for loan losses      3,718            3,872
                                   --------          -------
                                   $321,659         $303,459

In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans with carrying values of $872,000 at December 31, 1999, and $1,422,000 at December 31, 1998, as being impaired. The balance maintained in the Allowance for Loan Losses related to these was $157,623 at December 31, 1999, and $190,785 at December 31, 1998. As of December 31, 1999, loans totaling $445,000 were directly related to the specific allowance for loan losses.

Note 4 - Allowance for Loan Losses
An analysis of the allowance for loan losses during the three years ended December 31 is as follows:
                                        1999         1998       1997
                                        ----         ----       ----
Balance, beginning of period          $3,872        $3,122     $2,585
Provision for loan losses charged
  to operations                          720         1,226        945
Loans charged to allowance,
  net of loan loss recoveries of
  $308,669, $324,521, and $132,521      (874)         (846)      (408)
Addition incident to Mergers                           370
                                    ---------       ------
Balance, end of period                $3,718        $3,872     $3,122
                                      ======        ======     ======

For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 1999, the deduction taken was 681,653. The deductions for tax purposes in 1998 and 1997 were $479,396 and $412,525, respectively.

Note 5 - Premises and Equipment

The fixed assets used in the ordinary course of business are summarized as follows:
                         Useful Lives
                           in Years        1999           1998
                           --------        ----           ----
                                              (in thousands)
Land                                    $ 1,653         $ 1,712
Buildings                  5 to 50       12,425          10,340
Furniture and equipment    3 to 20       10,341           9,187
                                        -------         -------
                                         24,419          21,239
Less:  Accumulated depreciation          11,002          10,011
                                        -------         -------
     Net Fixed Assets                   $13,417         $11,228
                                        =======         =======

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            December 31, 1999 & 1998

Note 6 - Repossessed Real Property

The carrying value of repossessed real property on the balance sheets of the Corporation is $390,458 at December 31, 1999, and $136,937 at December 31, 1998. The value of repossessed real property is reflected on the balance sheets in "other assets."

Note 7 - Deposits

Included in the deposits shown on the balance sheet are the following time deposits and savings deposits in denominations of $100,000 or more:

                                            1999       1998
                                            ----       ----
                                             (in thousands)

Time Deposits                            $70,862     $49,818
Savings Deposits                          53,516      57,321

NOW accounts, included in savings deposits on the balance sheet, totaled $40,365,018 at December 31, 1999 and $40,748,256 at December 31, 1998.

First Citizens National Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officers and directors on deposit as of December 31, 1999 and 1998, were $ and $4,469,852, respectively.

Time deposits maturing in years subsequent to December 31, 1999 are as follows:

               Year ended December 31       (In Thousands)

                    2000                       $189,074
                    2001                         13,906
                    2002                          3,117
                    2003                          2,486
                    2004                          1,232
                 Thereafter                          20
                                               --------
                   Total                       $209,835
                                               ========

Note 8 - Employee Stock Ownership Plan

First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan as an employee benefit. The plan provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. Contributions to the Employee Stock Ownership Plan totaled $610,718 in 1999, $565,557 in 1998, and $428,969 in 1997.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

Note 9 - Income Taxes

Provision for income taxes is comprised of the following:

                                      1999        1998          1997
                                      ----        ----          ----
                                               (in thousands)
Federal income tax expense (benefit)
  Current                             $2,530     $2,002      $2,194
  Deferred                               (26)      (196)       (174)

State income tax expense (benefit)
  Current                                511        438         441
  Deferred                                33        (34)        (26)
                                      ------     -------     -------

                                      $3,048     $2,210      $2,435
                                      ======     ======      ======

The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

                                        1999        1998        1997
                                        ----        ----        ----
                                               (in thousands)
Tax expense at statutory rate         $3,008      $2,272     $2,436
Increase (decrease) resulting from:
  State income taxes, net of federal
    income tax benefit                   359         265        283
Tax exempt income                       (435)       (190)      (233)
Effect of life insurance                (168)        (80)
Amortization of goodwill                 124          75
Other items                              160        (132)       (51)
                                      ------      -------    -------

                                      $3,048      $2,210     $2,435
                                      ======      ======     ======

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

                                                     December 31
                                                 1999          1998
                                                 ----          ----
                                                    (in thousands)
Deferred tax liabilities                        $  (568)      $(381)
Deferred tax assets                               2,612         735
                                                -------        ----

Net deferred tax assets                          $2,044       $ 354
                                                 ======       =====

                       FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                         December 31, 1999 and 1998

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

As of December 31, 1999, the most recent notification from the Banks' primary regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the Table. There are no conditions or events since that notification that management believes have changed the institution's category.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 10 - Regulatory Matters (Continued)

                          (in thousands)
                                                      For Capital
 First Citizens National Bank      Actual          Adequacy Purposes
                                   ------          -----------------

  Amount                     Amount      Ratio    Amount          Ratio

  As of December 31, 1999:
   Total Capital (To Risk
    Weighted Assets)        $44,071      13.59%  $25,943     >    8.0 %
                                                             -
   Tier I Capital (To Risk
    Weighted Assets)         41,884      12.91%   12,972     >    4.0 %
                                                             -

   Tier I Capital (To
     Average Assets)         41,884       8.91%   18,803     >    4.0 %
                                                             -

   As of December 31, 1998:
    Total Capital (To Risk
     Weighted Assets)       $34,369      12.14%  $22,651     >    8.0 %
                                                             -

   Tier I Capital (To Risk
     Weighted Assets)        33,917      11.98%   11,326     >    4.0 %
                                                             -

   Tier I Capital (To
    Average Assets)          33,917       8.32%   16,298     >    4.0 %
                                                             -


  Bank of Troy
  Amount                     Amount      Ratio    Amount         Ratio

  As of December 31, 1998:
   Total Capital (To Risk
    Weighted Assets)         $9,463     26.90%    $2,814     >    8.0 %
                                                             -

  Tier I Capital (To Risk
    Weighted Assets)          6,174     17.55%     1,407     >    4.0 %
                                                             -

  Tier I Capital (To
   Average Assets)            6,174     11.04%     2,238     >    4.0 %
                                                             -

First Volunteer Bank
  Amount                    Amount      Ratio     Amount         Ratio

  As of December 31, 1998:
   Total Capital (To Risk
    Weighted Assets)         $3,997     13.07%    $2,447    >    8.0 %
                                                            -

  Tier I Capital (To Risk
    Weighted Assets)          4,024     13.15%     1,224    >    4.0 %
                                                            -

  Tier I Capital (To
    Average Assets)           4,024      8.00%     2,013    >    4.0 %
                                                            -

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 10 - Regulatory Matters (Continued)


                                               To Be Well
                                            Capitalized Under
                                            Prompt Corrective
                                            Action Provisions

First Citizens National Bank
Amount                                        Amount           Ratio
As of December 31, 1999:
 Total Capital (To Risk Weighted Assets)     $32,249     >      10.0%
                                                         -

 Tier I Capital (To Risk Weighted Assets)     19,457     >       6.0%
                                                         -
 Tier I Capital (To Average Assets)           23,504     >       5.0%
                                                         -

As of December 31, 1998:
 Total Capital (To Risk Weighted Assets)     $28,315     >      10.0%
                                                         -

 Tier I Capital (To Risk Weighted Assets)     16,988     >       6.0%
                                                         -
 Tier I Capital (To Average Assets)           20,372     >       5.0%
                                                         -
Bank of Troy
Amount                                        Amount           Ratio
As of December 31, 1998:
 Total Capital (To Risk Weighted Assets)     $ 3,518     >      10.0%
                                                         -
 Tier I Capital (To Risk Weighted Assets)      2,111     >       6.0%
                                                         -
 Tier I Capital (To Average Assets)            2,798     >       5.0%
                                                         -

First Volunteer Bank
Amount                                        Amount           Ratio
As of December 31, 1998:
 Total Capital (To Risk Weighted Assets)     $ 3,059     >      10.0%
                                                         -
 Tier I Capital (To Risk Weighted Assets)      1,835     >       6.0%
                                                         -
 Tier I Capital (To Average Assets)            2,516     >       5.0%
                                                         -

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              December 31, 1999 & 1998

Note 11 - Restrictions on Cash and Due From Bank Accounts

The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required balances during 1999 and 1998 were $1,883,000 and $337,000, respectively.

Note 12 - Restrictions on Capital and Payment of Dividends

The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 1999, approximately $9 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.

Note 13 - Condensed Financial Information

                           First Citizens Bancshares, Inc.
                                (Parent Company Only)
                                                        December 31
                                                     1999        1998
                            BALANCE SHEETS              (in thousands)
                            ---------------

ASSETS
    Cash                                         $   497       $   987
    Investment in subsidiaries                    44,071        44,152
    Other assets                                     238           340
                                                 -------       -------
    TOTAL ASSETS                                 $44,806       $45,479
                                                 =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
   Long-term debt                                $             $   907
   Note payable of ESOP                            1,117         1,408
   Accrued expenses                                    9            82
                                                 -------       -------
TOTAL LIABILITIES                                  1,126         2,397
                                                 -------       -------

STOCKHOLDERS' EQUITY                              43,680        43,082
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $44,806       $45,479

                          STATEMENTS OF INCOME
                                                        December 31
                                                   1999          1998
                                                   ----          ----
INCOME                                                 (in thousands)
 Dividends from bank subsidiary                  $ 3,468       $ 5,774
 Other income                                         34            50
                                                 -------       -------
TOTAL INCOME                                       3,502         5,824
                                                 -------       -------

EXPENSES
  Interest expense                                    19           119
  Other expenses                                     160           240
                                                 -------       -------

TOTAL EXPENSES                                       179           359
                                                 -------       -------

Income before income taxes and equity
 in undistributed net income of bank subsidiary    3,323         5,465
Income tax expense (benefit)                         (65)         (117)
                                                --------       --------
3,388         5,582
Equity in undistributed net income of
 bank subsidiary                                   2,411        (1,108)
                                                   -----       --------
  NET INCOME                                      $5,799       $ 4,474
                                                  ======       =======

                     FIRST CITIZENS BANCSHARES, INC.,
                              AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1999 & 1998

Note 13 - Condensed Financial Information (continued)

                           First Citizens Bancshares, Inc.
                                (Parent Company Only)

                               STATEMENTS OF CASH FLOW
                                                        December 31
                                                    1999           1998
                                                     (in thousands)
                                                    ----           ----
Operating Activities
Net income                                         $5,799       $4,474
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Undistributed income of subsidiary             (2,411)       1,108
    (Increase) decrease in other assets               102         (143)
    (Increase) decrease in other liabilities          (72)          31
                                                  --------      ------

     NET CASH PROVIDED BY OPERATING ACTIVITIES    $ 3,418       $5,470
                                                  -------       ------

Investing Activities
Proceeds of sale of other real estate             $             $  164
Investment in subsidiary                                        (9,692)

                                                  --------      -------
NET CASH PROVIDED (USED)BY INVESTING ACTIVITIES   $            $(9,528)
                                                  --------     --------

Financing Activities
Proceeds of note payable                          $            $ 4,116
Payment of principal on note                         (907)      (3,508)
Payment of dividends and payments in lieu of
  fractional shares                                (3,384)      (2,429)
Sale of Common Stock                                  450        5,696
Treasury Stock transactions - net                     (67)        (102)
                                                   -------     --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  $(3,908)     $ 3,773
                                                  --------     -------

 INCREASE (DECREASE) IN CASH                         (490)        (285)

Cash at beginning of year                             987        1,272
                                                   ------      -------

  CASH AT END OF YEAR                              $  497      $   987
                                                   ======      =======

                               FIRST CITIZENS BANCSHARES, INC.,
                                       AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 December 31, 1999& 1998

      Note 14 - Long Term Debt

      At December 31, 1998, First Citizens Bancshares, Inc. is obligated to another financial institution on a revolving term note with a maximum available credit limit of ten million dollars, ($10,000,000). The note matures on January 2, 2008 and bears interest at one and one-fifth of one percentage point (1.2%) above the London Interbank Offered Rate for one-month periods which is published monthly. The note is secured by all of the outstanding capital stock of the Corporation's subsidiary, First Citizens National Bank. The note was incurred in order to acquire the Corporation's subsidiary Bank of Troy, and at December 31, 1998, the outstanding principal balance is $682,295. The balance was paid entirely during the year ended December 31, 1999.

      First Citizens National Bank has secured advances from the Federal Home Loan Bank in the amounts of $33,963,571 at December 31, 1999 and $35,010,053 at December 31, 1998. At December 31, 1999, $26,263,571 is
      considered long-term in nature. These advances bear interest at rates which vary from 4.2% to 6.6% and mature in the years 2008 through 2009. The obligations are secured by the Bank's entire portfolio of fully disbursed, one to four family residential mortgages.

      Bank of Troy is indebted to the Federal Home Loan Bank on similar advances totaling $2,000,000 as of December 31, 1998. These loans are also secured by Bank of Troy's fully disbursed one to four family mortgages. The obligations bear interest at rates which vary from 4.8% to 5.08% and matures in 2008. When Bank of Troy was merged with First Citizens National Bank in 1999, these obligations became part of the obligations of First Citizens National Bank to the Federal Home Loan Bank.

      Delta Finance Company, a subsidiary of First Citizens National Bank, is obligated to General Appliance and Furniture Company, Inc. on an unsecured note payable in the amount of $1,000,000, which bears interest at the rate of six and one-half percent (6.5%) per annum and matures February 18, 2000. The Company has the intent and ability to renew the loan for another five years.

      Averages for the years 1999 and 1998 are as follows:

                                       Average   Average      Average
                                       Volume Interest Rate    Maturity
      1999                                    (in thousands)
      ----
      First Citizens Bancshares, Inc. $     913     6.89%       6 years
      First Citizens National Bank       12,528     5.36%       5 years
      Delta Finance Company               1,000     6.00%       5 years

      1998
      First Citizens Bancshares, Inc.       303     6.89%       2 years
      First Citizens National Bank       13,728     5.80%       7 years
      Bank of Troy                        2,000     5.80%       7 years
      Delta Finance Company               1,000     6.50%       5 years
      First Volunteer Corporation         1,190     5.80%       8 years

                         FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                            December 31, 1998 and 1997

Note 14 - Long Term Debt (continued)

Maturities of principal on the above referenced long-term debt for the following five years is shown:

                    Year Ending December 31,
                                  2000                  $ 1,000
                                  2001                        0
                                  2002                    2,000
                                  2003                    1,000
                                  2004                    1,000
                              Thereafter                  6,264
                                                        $11,264

Note 15 - Securities Sold Under Agreement to Repurchase

At  December  31,  1999  and  1998,  First  Citizens   National  Bank  had
out-standing balances in short-term borrowings as follows:

                                            1999                       1998
                                            ----                       ----
                                                      (in thousands)
      Outstanding balance                 $46,090                     $38,107
      Weighted average interest rate         4.56%                       4.40%
      Average balances outstanding
        during the year                    32,759                      27,777
      Average weighted average
        interest rate                        4.46%                       4.46%

      Note 16 - Non-Cash Investing and Financing Activities

      During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

      Investing                          1999          1998             1997
      ---------                          ----          ----             ----
      Other real estate acquired in
       satisfaction of loans            $  824       $  249            $  87
      Investment in White & Associates/
       First Citizens Insurance, L.L.C.               1,362
      Investment in First Volunteer
       Corporation                       3,775

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

                             FIRST CITIZENS BANCSHARES, INC.,
                                      AND SUBSIDIARY
                              NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999 and 1998

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 1999 and 1998, First Citizens National Bank had outstanding loan commitments of $55,042,000 and $51,610,695, respectively. Of these commitments, none had an original maturity in excess of one year.

      Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The bank requires collateral to secure these commitments when it is deemed necessary. At December 31, 1999 and 1998, outstanding standby letters of credit totaled $1,761,000 and $1,830,426, respectively.

      In the normal course of business, First Citizens National Bank extends loans, which are subsequently sold to other lenders, including agencies of the U. S. government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan. At December 31, 1999 and 1998, however, the Bank had no loans sold.

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

                        FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

                            FIRST CITIZENS BANCSHARES, INC.,
                                     AND SUBSIDIARY
                              NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999 and 1998

    Note 19 - Disclosure of Fair Value of Financial Instruments (continued)

    The estimated fair values of the Corporation's financial instruments are as follows:

                                        1999                1998
                                 -----------------   --------------
                                 Carrying   Fair     Carrying    Fair
                                 Amount    Value     Amount     Value
    Financial Assets                        (in thousands)
    ----------------

    Cash and cash equivalents   $ 17,410  $ 17,410  $ 29,720  $ 29,720

    Investment securities         99,137    98,560   109,730   109,817

     Loans                       325,377             307,331
    Less:  Allowance for
           loan losses            (3,718)            (3,872)
                               ---------  --------  -------
    Loans, net of allowance      321,659   317,218  303,459    304,113

    Accrued interest
      receivable                   5,353     5,353    5,195      5,195


    Financial Liabilities

      Deposits                   366,819   365,458  360,699    361,699


      Short-term borrowings       46,090    46,090   38,107     38,107

      Long-term debt              11,264    11,010   25,486     25,996

      Other liabilities            3,700     3,700    3,371     3,371
    Unrecognized Financial
      Instruments

      Commitments to extend       55,042    55,042   51,611     51,611
           credit
      Standby letter of            1,761     1,761    1,830      1,830
       credit

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

                               FIRST CITIZENS BANCSHARES, INC.,
                                       AND SUBSIDIARY
                                  NOTES TO FINANCIAL STATEMENTS
                                    December 31, 1999 and 1998

      Note 21 - Mergers and Acquisitions

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

       During the year ended December 31, 1999, the Bank of Troy was merged with First Citizens National Bank and is operated as a branch bank.

       Pro forma results of operations of First Citizens Bancshares, Inc. computed as though Bank of Troy had been acquired at the beginning of the year ended December 31, 1997, are as follows:

                                             (in thousands)
                                              1998          1997
                                              ----          ----
         Interest income                    $   31,625   $   29,433
             Interest expense                   15,493       14,415
                                            ----------   ----------
             Net interest income                16,132       15,018
             Provision for loan losses           1,028        1,117
                                            ----------    ---------
             Net interest income after
               Provision for loan losses        15,104       13,901
             Other income                        4,326        4,024
             Other expenses                     13,103       11,482
                                            ----------    ---------
             Net income before income taxes      6,327        6,443
             Provision for income taxes          2,090        2,154
                                            ----------    ---------
             Net income                          4,237        4,289
                                            ==========    =========
             Earnings per share                   1.35         1.44
                                            ==========    =========
             Weighted average shares
               Outstanding                       3,145        2,981

       Also, on February 11, 1998, First Citizens Bancshares, Inc. executed a transaction whereby the Corporation acquired a fifty percent (50%)
       interest in White & Associates/First Citizens Insurance, L.L.C., an insurance agency operating in Dyersburg, Tennessee. The Corporation issued 13,779 shares of common stock and paid $216,000 in cash for a total value of $1,469,905 in cash. The investment is recorded using the equity method and has a book value of $781,542 at December 31, 1999 and $1,625,441 at December 31, 1998. The transaction created $1,361,905 of goodwill on the books of First Citizens National Bank associated with the investment in this Company.

       First Citizens National Bank and White & Associates began the process of forming a credit insurance company during 1998. At December 28, 1998, the Company had not been chartered and no activity had taken place in the credit insurance company. The Bank's investment was $53,901. During the year ended December 31, 1999, the credit insurance company became active and experienced an operating profit of $19,039.

                              FIRST CITIZENS BANCSHARES, INC.,
                                       AND SUBSIDIARY
                                NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1999 and 1998

      Also,  during  1998,  First  Citizens  Bancshares,  Inc.  entered  into an agreement  to  acquire  all of the  outstanding  capital  stock  of  First
      Volunteer Corporation, a one-bank holding company which owned First Volunteer Bank located in Union City, Tennessee. The acquisition was consummated on February 12, 1999, in a transaction recorded as a pooling-of-interests which involved the issuance of 445,251 shares of First Citizens Bancshares, Inc. common stock. Accordingly, all historical financial information of First Citizens Bancshares, Inc. for all periods presented has been restated to include the historical financial information of First Volunteer Corporation. Subsequently, First Volunteer Bank was merged with First Citizens National Bank and is operated as a branch bank.

      Note 22 -  Common Capital Stock

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

    Note 23 - Amounts Receivable From Certain Persons

                                                 Year Ended December 31, 1999
                                                 ----------------------------
                                                        (In Thousands)

     Column A                   Column B     Column C     Column D          Column E
     --------                   --------     --------     --------          --------
                                Balance at                                 Balance at
                                Beginning                                    End of
                                of Period    Additions   Deductions         Period
                                     Amounts
                                                       Amounts  Written            Not
                                                      Collected   Off     Current Current
     Aggregate indebtedness
       to First Citizens
       National Bank of
       Directors and Executive
       Officers of First
       Citizens Bancshares,
       Inc. (27)                 $8,234     $6,984    $6,591      $-0-    $8,627   $-0-
                                 ======     ======    ======      ====    ======   ====
     Aggregate indebtedness
       to First Citizens
       National Bank of
       Directors and Executive
       Officers of First
       Citizens National
       Bank  (27)                $8,234      $6,984    $6,591     $-0-    $8,627  $-0-
                                 ======      ======    ======     ====    ======  ====

                                              Year Ended December 31, 1998
     Aggregate indebtedness
       to First Citizens
       National Bank of
       Directors and Executive
       Officers of First
       Citizens Bancshares,
       Inc. (23)                 $6,158     $8,114    $5,103      $-0-    $9,169   $-0-
                                 ======     ======    ======      ====    ======   ====
     Aggregate indebtedness
       to First Citizens
       National Bank of
       Directors and Executive
       Officers of First
       Citizens National
       Bank  (23)                $6,211      $8,114    $5,156      $-0-    $9,169  $-0-
                                 ======      ======    ======      ====    ======  ====

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

                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in Bancshares' 1999 Proxy Statement regarding directors and officers is incorporated herein by reference in response to this Item.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is set forth in the 1999 Proxy Statement, and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 1999 Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers, Directors and principal shareholders of the holding company (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail on page 12 of the Proxy Statement under "Certain Relationships and Related Transactions" and incorporated herein by reference. Additional information concerning indebtedness to Bancshares and First Citizens by Directors and/or their affiliates is included herein under Part III, Page 73 "Amounts Receivable from Certain Persons".

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

                                                FIRST CITIZENS BANCSHARES, INC.


                                                By /s/Stallings Lipford
                                                   Stallings Lipford
                                                   Chairman


                                                By /s/Jeff Agee
                                                   Jeff Agee
                                                   Vice President & Principal
                                                   Financial Officer

         Dated:   03/15/00

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2000.

    /s/ Eddie Anderson           /s/John M. Lannom    /s/Dwight Steven Williams
    Eddie Anderson               John M. Lannom       Dwight Steven Williams
    Director                     Director             Director

                                 /s/Stallings Lipford  /s/Katie Winchester
    /s J. Walter Bradshaw        Stallings Lipford     Katie Winchester
    J. Walter Bradshaw           Director              Director
    Director

    /s/James Daniel Carpenter   /s/Milton Magee       /s/Billy S. Yates
    James Daniel Carpenter      Milton Magee          Billy S. Yates
    Director                    Director              Director


    /s/William C. Cloar         /s/Mary Frances McCauley
    William C. Cloar            Mary Frances McCauley
    Director                    Director

                                /s/L. D. Pennington
    /s/Jon Michael Dickerson    L. D. Pennington
    Jon Michael Dickerson       Director
    Director

    /s/Richard Donner           /s/Allen Searcy
    Richard W. Donner           Allen Searcy
    Director                    Director

    /s/Bentley F. Edwards       /s/Green Smitheal III
    Bentley F. Edwards          Green Smitheal
    Director                    Director

    /s/Julius M. Falkoff       /s/William F. Sweat
    Julius M. Falkoff          William F. Sweat
    Director                   Director

    /s/Larry W. Gibson         /s/David R. Taylor
    Larry W. Gibson            David R. Taylor
    Director                   Director

    /s/Ralph E. Henson         /s/Larry S. White
    Ralph E. Henson            Larry S. White
    Director                   Director

    /s/Barry T. Ladd           /s/P. H. White, Jr.
    Barry T. Ladd              P. H. White, Jr.
    Director                   Director