Form 10-Q
period 2000-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2000-05-12
CIK 719264

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 2000   Commission File Number 0-11709

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
Of the registrant's only class of common stock (No par value) there were 3,704,535 shares outstanding as of March 31, 2000(net of treasury stock).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                        FIRST CITIZENS BANCSHARES, INC.
                               AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                             (stated in thousands)

                                      March 31,       December 31,
                                        2000             1999
                                     (Unaudited)        (Note)
ASSETS
Cash and due from banks                $16,448          $17,410
Federal funds sold                          $0               $0
Investment securities
 Trading Investments-stated at market       $0               $0
 Held to maturity-amortized cost-fair
  value of $18,574 at March 31,
  2000 and $19,768 at December 31,
  1999.                                $19,168          $20,345
 Available for sale-stated at market   $80,458          $78,792
Loans (Excluding unearned income of
  $1,866 at March 31, 2000 and
  $2,131 at December 31, 1999)        $325,350         $325,377
Less: Allowance for loan losses         $3,762           $3,718
  Net Loans                           $321,588         $321,659
Premises and equipment                 $13,849          $13,417
Intangible Assets                       $4,144           $4,223
Other Real Estate                         $449             $476
Other assets                           $16,291          $16,348

     TOTAL ASSETS                     $472,395         $472,670

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                              $366,494         $366,819
Securities sold under Agreements
  to Repurchase                        $26,393          $22,390
Federal Funds Purchased & Other
  Short Term Borrowing                 $17,900          $23,700
Long term debt                         $11,983          $11,264
Notes Payable of Employee Stock
  Ownership Plan                        $1,050           $1,117
Other liabilities                       $4,027           $3,700
     TOTAL LIABILITIES                $427,847         $428,990

Stockholders' Equity
  Common stock, No par value-
   10,000,000 authorized; 3,706,546
   issued and outstanding at March
   31, 2000; 3,705,165 issued and
   outstanding at December 31, 1999     $3,707        $3,705
Surplus                                $15,047       $15,034
Retained earnings                      $28,923       $28,298
Obligation of Employee Stock
  Ownership Plan                       ($1,050)      ($1,117)
Net unrealized gains (losses)
  on available for sale                ($2,031)      ($2,036)
     Total Common Stock and
        Retained Earnings              $44,596       $43,884
Less-2,011 Treasury shares, at
  cost at March 31, 2000 and 6,807
  shares at December 31, 1999             ($48)        ($204)
    TOTAL STOCKHOLDERS' EQUITY         $44,548       $43,680

 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $472,395      $472,670

NOTE: The balance sheet at December 31, 1999 has been taken from the audited financial statements at that date and condensed.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
             (stated in thousands except E.P.S. and shares outstanding)

                                      Three Month Periods Ended
                                      March 31,     March 31,
                                       2000           1999

     INTEREST INCOME
Interest and fees on loans           $7,491         $7,084
Interest on investment securities:
  Taxable                            $1,408         $1,452
  Tax-exempt                           $148           $164
Other interest income-Fed Funds Sold     $9           $100
Other interest income-Checking          $12            $15
Lease financing income                   $0             $0
     TOTAL INTEREST INCOME           $9,068         $8,815

     INTEREST EXPENSE
Interest on deposits                 $3,638         $3,394
Other interest expense                 $671           $790
     TOTAL INTEREST EXPENSE          $4,309         $4,184
     NET INTEREST INCOME             $4,759         $4,631

Provision for loan losses              $187           $206

   Net interest income
     after provision                 $4,572         $4,425

     Other Income
Securities gains (losses)                $0            $31
Other income                         $1,515         $1,353
     Total Other Income              $1,515         $1,384

Other expenses                       $3,931         $3,736

     Net income before
       income taxes                  $2,156         $2,073
Taxes                                  $682           $716
     Net Income                      $1,474         $1,357

     Earnings Per Share               $0.40          $0.38
  Weighted average number of
    shares outstanding              3698529        3562501

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED, STATED IN THOUSANDS)

                                Three Months Ended March 31
                              2000          1999          1998
OPERATING ACTIVITIES

Net cash provided by
 operating activities        $2,269       $ 1,566         $ 2,990

INVESTING ACTIVITIES

Proceeds of maturities
  of held to maturity
  securities                 $1,177       $ 5,284         $ 3,992
Purchase of held to
  maturity investments       $    0      ($ 2,000)       ($ 5,043)
Proceeds from maturities
  of available for sale
  securities                 $  212       $ 6,942         $ 5,463
Proceeds from sales of
  available for sale
  securities                 $    0       $   839         $ 1,500
Purchase of available
  for sale securities       ($1,870)     ($14,200)       ($25,163)
Increase in loans-net       ($  116)     ($ 3,186)       ($30,395)
Payment for purchase of
 Bank of Troy-net of cash
 acquired                    $    0       $     0        ($ 5,957)
 Purchases of premises
  and equipment             ($  553)     ($   820)       ($ 1,192)
Net Cash provided by
  investing activities      ($1,150)     ($ 7,141)       ($56,795)

FINANCING ACTIVITIES

Net Increase (Decrease)
  in Demand & Savings
  Accounts                  ($1,292)     ($ 1,541)        $ 7,966
Increase (Decrease) in
  Time Accounts              $  967      ($ 7,271)        $34,275
Increase (Decrease) in
  Long term Debt             $  719       $ 2,718         $10,087
Treasury Stock
  Transactions               $  156       $   128        ($     9)
Proceeds from Sale of
  Common Stock               $   15       $   240         $ 1,811
Cash Dividends Paid         ($  849)     ($   703)       ($   391)
Net Increase (Decrease)in
 Short Term Borrowings      ($1,797)      $ 4,128         $   856
Net Cash provided (used)by
  Financing Activities      ($2,081)     ($ 2,301)        $54,595
Increase (Decrease) in
  Cash & Cash
  Equivalents               ($  962)     ($ 7,876)        $   790
Cash and Cash
  Equivalents at
  beginning of year          $17,410      $28,318         $18,846
Cash and Cash Equivalents
  at end of year             $16,448      $20,442         $19,636

Cash Payments made for interest and income taxes during the years presented are as follows:
                               2000          1999         1998
Interest                     $ 4,462      $ 4,668      $ 3,263
Income Taxes                 $ 1,020      $   140      $   725

                         FIRST CITIZENS BANCSHARES, INC.
                        STATEMENT OF COMPREHENSIVE INCOME
                 STATED IN THOUSANDS EXCEPT PER SHARE AMOUNTS

First Volunteer Bank and its' holding company was purchased on January 1, 1999 with the issuance of 445,000 shares of First Citizens Bancshares Stock. The following statement reflects assets and liabilities acquired as a result of the transaction.

                                             Assets    Liabilities

Cash                                         $    1
Due From                                     $   10
Prepaids                                     $   85
First Volunteer Bank Investments             $3,997
Plateau                                      $    3
Accrued Interest                                          $    3
Accrued Taxes                                             $   10
Other Payables                                            $   56
Notes Payable                                             $  225
Capital                                                   $3,802

Totals                                       $4,096       $4,096



                                           Three Months Ended March
                                             2000          1999

Net Income                                  $1,474          $1,357

Changes in Available for Sale Securities        $8           ($888)
Tax Impact (Available for Sale Securities)     ($3)           $355

Comprehensive Income                        $1,479            $824

                         FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (stated in thousands)
                                 MARCH 31, 2000

NOTE 1-CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the three month periods ended March 31, 2000, 1999, and 1998, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2-ORGANIZATION

First Citizens Bancshares, Inc. is a Bank Holding Company chartered on
December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3-SHORT TERM BORROWINGS

                                         03/31/00       03/31/99

Amount outstanding-end of period         $44,293        $42,235
Weighted average rate of outstanding       4.40%          4.75%
Maximum amount of borrowings at
    month ends                           $45,834        $42,235
Average amounts outstanding for period   $41,708        $39,750
Weighted average rate of average amounts   4.50%          4.77%


NOTE 4-LONG TERM DEBT

Long term debt is comprised of Federal Home Loan Bank Borrowings, ESOP debt and finance company debt, and new debt associated with the Troy acquisition. The finance company debt is classified as long term debt due to our intent to renew. The parent company ESOP debt is with Suntrust-Nashville. The average life is as presented and the FHLB funds are matched with loans and investments.


                       Average    Average   Average     Repricing
                        Volume      Rate    Maturity    Frequency

FHLB Borrowings        $10,141     5.80%    2 years        Fixed
Finance Company Debt    $1,000     6.00%    5 years        Fixed
ESOP Obligation         $1,101     6.70%    7 years      Monthly

                         FIRST CITIZENS BANCSHARES, INC.,
                                  AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)
                              (stated in thousands)
                                  MARCH 31, 2000

NOTE 5-STATEMENT OF CASH FLOWS

                             March        March        March
                             2000         1999         1998
Actual payments made
  during the periods:
 Interest                   $4,462       $4,668      $3,263
 Income taxes               $1,020       $  140      $  725

NOTE 6-CONTINGENT LIABILITIES

There are no material pending litigations as of the current reportable date that would result in a liability.

NOTE 7-INVESTMENT SECURITIES

The difference between book values of investment securities and market values at March 31, 2000 and December 31, 1999, total ($594) and ($577) respectively. FASB 115 requires banks to classify securities into Held to Maturity, Available for Sale, and Trading. First Citizens has $0 in the trading account. The available for sale securities values are adjusted to market every quarter and the adjustments flow to the capital section (net of tax). The Held to Maturity securities are stated at amortized cost. The available for sale securities reflects a $12 increase for the quarter ending period of March 2000 and, net of tax $5 flowed to capital. These movements can fluctuate with the bond market.

First Citizens has not engaged in any derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reported periods.

NOTE 8-REGULATORY CAPITAL REQUIREMENTS

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc., and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved the Risk Based Capital Guidelines for Bank Holding Companies. Presently, the Holding Company and First Citizens National Bank, exceed the required minimum standards set by the Regulators. The consolidated Tier 1 Ratio and Tier 2 Ratio are 13.08% and 14.25% respectively.

NOTE 9-DEFERRED INCOME TAXES

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax liability account reflects an asset totaling $676. The timing differences mainly consist of Reserve for Loan Loss timing differences.

NOTE 10-RESERVE FOR LOAN LOSSES

FASB 114 and 118 were implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

                     FIRST CITIZENS BANCSHARES, INC.,
                             AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                              (UNAUDITED)
                          (stated in thousands)
                             MARCH 31, 2000

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance               $2,607
Amount of Recorded Balance with Related Allowance       $2,185
Amount of Recorded Balance with no Related Allowance    $  422

Interest income is recognized on impaired loans on a cash basis. Cash receipts are applied as cost recovery or principal recovery first, consistent with OCC Regulations.

First Citizens will continue to make sure the overall reserve is adequate in addition to the impaired loans.

Note 11 - Asset Impairment

The financial standards board issued statement 121 addressing the accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and the good-will related to those assets. The statement, which is effective for calendar year 1996 financial statements, also addresses accounting for long-lived assets and certain identifiable assets to be disposed.

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

                        FIRST CITIZENS BANCSHARES, INC.,
                               AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                 (UNAUDITED)
                           (stated in thousands)
                                MARCH 31, 2000

Note 14-FASB 132-Employers' Disclosures about Pensions and Other Postretirement Benefits.

First Citizens and its subs do not sponsor any defined benefit plans or post-retirement benefits.

Note 15-Leveraged ESOP
Origination Date:  6/25/98

First Citizens Bancshares has guaranteed a $2,000,000 loan payable to Suntrust Bank of Nashville, Tennessee at the rate of Libor plus 1.20%. Accrued interest is payable quarterly commencing July 1, 1998. Principal shall be paid in equal quarterly payments of $52 commencing October 1, 1998. There are no prepayment penalties associated with this loan. It is our intent to pay this loan off within 7 years of the original maturity date. First Citizens Bancshares issued 85,106 shares at the current market/appraised price of $23.50 to use for the ESOP purchase/leverage. The parent company also recorded a note payable and a contra equity account for this transaction. The contra equity account is called unallocated ESOP shares. The source of repayment of this loan will be the lead bank (First Citizens National Bank). First Citizens will record as an expense the contributions for the funding of the payments to the ESOP. First Citizens National Bank contributes 10% of covered payroll on an annual basis to the ESOP.

First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and Trust is considered a money purchase/stock bonus plan. The plan trustee is the Investment Management and Trust Services Division of First Citizens National Bank. The eligibility requirements to participate in the plan are: an employee must complete 1 year of service and attain the age of 21. Each year, First Citizens National Bank will contribute 10% to the money purchase pension plan and the contributions to the stock bonus plan will be discretionary. The stock bonus plan has not been utilized in the 1990's. An employee has to be employed on the last day of the year and have completed 1000 hours of service to receive a contribution. The current YTD ESOP expense is $163 thousand.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First quarter earnings of $1,474,000 reflect an increase in excess of 8.6% when compared to first quarter, 1999. The growth was supported primarily by a 3.3% increase in net interest income and revenues from our retail brokerage unit, First Citizens Financial Plus, Inc. Increased activity in trading and investing created by extreme market volatility more than doubled the net income of the brokerage unit when compared to the same period in the prior year. Net income per common share increased from .38 cents per share in first quarter, 1999 to .40 cents in the quarter just ended. Return on average assets was improved to 1.25% up 4.41% when compared to 1.20% at 3/31/99. Return on average equity ended the quarter at 13.37%, up 5.11% over the 12.72% reported first quarter of 1999. Net interest margins improved slightly increasing 2.03% to 4.03% in the twelve months ending 3/31/00. Growth in this area will be difficult to maintain if market rates continue to increase.

Asset growth remained unchanged for the quarter, evidence of the focus on earnings and quality. Bancshares acquired assets totaling $49 million in 1999 with acquisitions of Bank of Troy and First Volunteer Bank. Traditionally, banks which move into new markets through acquisitions, lose market share in the first year, gain bank some of the loss the second year and by the end of the third year, regain lost market share. First Citizens' marketing efforts are implementation of a business development program designed to improve service to existing customers, identify the potential for new relationships and cross sell a wide array of products and services to customers, based on a needs assessment. As evidence of the success of these efforts market share in Dyer County increased to 53.75% at year end 1999 from slightly over 52% in 1998.
The prospects of significantly growing total assets of Bancshares is not as great as they were two years ago. Until circumstances change, management's focus will be on building what we have and concentrate on improving efficiencies throughout the organization.

First quarter dividends of .2250 cents per share are up 20% when compared to the same quarter in 1999. The number of shares outstanding increased 7,000 to 3,705,000 at 3/31/00. The value of bank stocks in general remain suppressed and Bancshares is no exception. Since management cannot change what they do not control, focus will be on improving earnings, broadening the earnings base and maintaining a quality loan portfolio. When market sentiment again favors financial stocks Bancshares will be positioned to maximize the value of the company. The equity position of Bancshares remains strong, increasing to 9.43% from 9.29% for the twelve month period ending March 31, 2000. Management will continue efforts to invest excess capital in a manner that compliments earnings and enhances the potential to increase shareholder dividends.

Net Yield on Average Earning Assets has remained stable at 4.56% for quarter ended 3/31/00 compared to 4.48% and 4.68% for 3/31/99 and 3/31/98 respectively. A slight increase is reflected from first quarter 1999 despite the rising rate environment we have experienced over the past year. Quality in the loan portfolio continues to be a primary focus of Bank management. Non-performing loans represent $2,224,000 or .69% of total loans, in line with the peer ratio of .70%. Non performing loans at 3/31/99 was .82% of total loans. Problem loans total $8,157,231 at 3/31/00, representing 2.51% of total loans. The internal loan review report indicates that the loan portfolio is in good condition based on the percentage of problem loans to gross capital funds as of 3/31/00. Competition for loans continues to place pressure on the yield and terms customers are willing to accept. Loan Administration has taken a conservative position in dealing with situations which deviate from established underwriting standards, while recognizing the need to maintain quality loan growth. For further information on the loan portfolio refer to the section labeled Composition of Loans.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

Operating efficiency is achieved through implementation of action steps set in
the Bank's Technology Strategic Plan.   Recent technological advancements have
been the development and installation of Internet based banking. First Citizens Internet Banking site was made available for customer signup on September 1, 1999 at the Bank's domain location, firstcitizens-bank.com. As of March 31, 2000, there were 1,434 customers signed up for on-line banking with 247 of those using the bill pay service. First Citizens currently offers touch-tone telephone banking to its customers with utilization of over 35,000 calls monthly.

The Gramm-Leach-Bliley Act, referred to as "Financial Modernization" was signed into law November 12, 1999. The Act is the most significant piece of legislation to be enacted in the last 50 years and is expected to dramatically change the landscape of the financial services industry. In essence, the Act is a conglomeration of numerous provisions that impact a broad range of issues within the banking industry. Financial Modernization will pave the way for a new era in banking.

The Act contains seven titles, each of which focuses on a different aspect of the financial services industry. An overview of the Act can be summarized using the following points:

* Removes barriers between insurance, banks, and securities by allowing these entities to merge and sell each other's products under a holding company structure with some exceptions.
* Reasserts the supremacy of state regulation of the business of insurance with specific exceptions.
* Prohibits companies outside the financial services industry to purchase (merge/affiliate) with insurers, banks, and/or securities firms.
* Allows banks to sell insurance and securities products as long as it discloses to the purchasers that these products are not guaranteed by the Federal Deposit Insurance System.
* Prohibits banks from tying the purchase of insurance and securities products as conditions for loan approvals.
* Permits affiliated companies to share customers' personal data with each other but gives the customer the right to prohibit the sharing of this data with companies outside the holding company structure.
* Allows states to preempt federal laws that offer greater privacy protections than those included in the Financial Services
     Modernization Act.
* Requires states to enact uniform laws and regulations governing the licensure of individuals and entities authorized to sell and solicit the purchases of insurance within and outside a state.

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

First Citizens intends to pursue challenges and opportunities presented by "Financial Modernization". The Board of Directors of First Citizens Bancshares, Inc. approved the filing of a declaration with the Federal Reseve Bank which would result in a change in status form Bank Holding Company to Financial Holding Company. We have made the choice to compete and will do so in an aggressive manner. We intend to maximize our potential for success as we focus on the following:

* Market Awareness - Business decisions will be driven by a clear understanding of the financial needs of existing and potential customers, a focus on enhancing our ability to serve those needs and an awareness of changes which might impact either or both.
* Strategic Planning - Establishing a clear direction for the future of First Citizens, understanding what must be done to accomplish established goals and recognizing signs that might indicate a need to rethink the strategy are key components of the Plan. The management team, acting under guidance of a diverse and committed Board of Directors is positioned to execute a well thought out Strategic Plan.
* Technology Utilization - Automated customer information systems, electronic banking and remote distribution of services are as available to First Citizens as to the largest bank in America. We are committed to investing resources in a manner that will allow us to remain competitive as the information age continues to grow and mature.
* Staff Development - There is no one element within an organization more important to success than is the quality of staff. In spite of automation and the efficiencies of outsourcing, community banks still need people.
     In response, a formalized Staff Development program was introduced in 1999, which will support and enhance the quality of current and future management of First Citizens at all levels. Recognizing leadership skills, enhancing abilities through training and supporting realistic career goals are primary objectives of this ongoing process.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market place, competing for deposit dollars and earning assets with four other banks, two of which are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are the two largest financial institutions in the state. First Citizens has historically maintained in excess of 50% of local market share and reflected 54% as of June 1999. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area.
First Citizens is a forward moving bank offering products and services required for maintaining a satisfactory customer relationship moving into the next decade and beyond. The most recent market analysis indicates a remarkably strong performance by First Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

In 1992, First Citizens National Bank acquired 1.747 acres of land adjoining its Green Village Branch property to accommodate future growth and expansion. Construction of a 6400 square foot facility commenced third quarter of 1999 with a completion date set for June 30, 1999. In addition to financial services, the branch will house a U.S. Postal Service location which will be available twenty-fours a day, seven days a week. Enhanced financial services will include concentrated lending efforts toward Small Business customers. A Small Business Resource Center will also be housed at the Green Village location. The Center will provide resources that small business owners often don't have in-house expertise to manage.

The following table compares year-to-date non-interest income, and expense of First Citizens as of March 31, 2000, 1999, and 1998:

                                  Non-Interest Income
                                    (in thousands)
                                       March 31
                                 % of               % of
                       2000     Change   1999      Change   1998
Service Charges on
  Deposit Accounts     $597     11.79%   $534     29.93%    $411
Other Income           $668      6.03%   $630     46.85%    $429
Trust Income           $250     13.63%   $220     (6.78%)   $236
TOTAL NON-INTEREST
  INCOME             $1,515      9.46% $1,384     28.62%  $1,076

Total non-interest income increased 9.46% and 28.62% when comparing 2000 to 1999 and 1998. The increase reflects a continued focus on fee income and the bank's commitment to diversifying the income stream. Results of these efforts are evident when comparing first quarter 2000 other income category to previous years. Increased sales in Broker Services and Insurance, reflective of the bank's newly established referral and sales program, resulted in a 6% increase in Other Income. Referrals resulting in closed sales increased over 77% when comparing first quarter, 2000 to first quarter, 1999. Trust income increased 13.63% when comparing first quarter 2000 to the same period in 1999. A decrease in Trust Income of 6.78% is reflective of a one time credit of fee income resulting from a large estate settlement in first quarter, 1998.
Without the settlement Trust income would have remained flat when compared to previous year.

Non-Interest Expense
                                        (in thousands)
                                           March 31
                                % of               % of
                      2000     Change    1999     Change     1998
Salaries & Employee
 Benefits            $2,230     5.13%   $2,121    28.62%   $1,649
Net Occupancy
  Expense            $  695    11.20%   $  625    26.52%   $  494
Other Operating
  Expense            $1,006     1.61%   $  990    36.36%   $  726
TOTAL NON-INTEREST
  EXPENSE            $3,931     5.21%   $3,736    30.22%   $2,869

Non-interest expense reflects ongoing efforts to monitor and control non-interest expense categories such as salaries and benefits, net occupancy expense and other operating expense. A comparison of staffing levels reveals that First Citizens maintains one fulltime equivalent employee for every 2.4 million in assets. Peer banks ratio as of 3/31/00 was 2.55 million dollars in assets per employee. Unlike most peer banks, First Citizens maintains an Investment and Trust Services Division, Brokerage Firm, Agricultural and Mortgage Lending Department, and a Finance Company. Each of these entities adds additional staff, as does the extended banking hours on Thursday, Friday, and Saturday. First Citizens is committed to attracting and retaining well qualified personnel by offering salaries and employee benefits which equal or exceed peer companies, paying bonuses when productivity standards are met, and enhancing career opportunities by promoting from within when possible. Full-time equivalent employees were 194 at 3/31/00. First Volunteer acquisition
(21), Opening of Delta Finance II (2), and employees hired to establish brokerage and mortgage lending service in Obion and Lauderdale Counties (3) Electronic Banking/Call Center (3) increased FTE approximately 30 employees in 1999.

Technology investments resulted in an increase in computer expense and the related depreciation to those investments. Net occupancy and other operating expense increased 11.20% and 1.61% respectively when compared to 3/31/99. Installation of a Wide Area Network was completed the last half of 1998. Other investments in technology related equipment were the purchase and installation of computer related wiring and equipment associated with bringing Bank of Troy and First Volunteer computer systems online with those of First Citizens National Bank. Net occupancy expense is projected to continue to increase as technology is installed to meet the needs of our customer base. These costs will be offset in part by the reallocation of employees to fee income producing positions. Other operating expense increased in 1999 due to organizational cost associated with the Insurance Agency, Bank of Troy and First
Volunteer acquisitions.

                             DEPOSITS

The average daily amount of deposits and average rates paid on such deposits are summarized for the quarters ending March 31 for the years indicated:

                                  COMPOSITION OF DEPOSITS
                                       (in thousands)
                         2000               1999             1998
                   Average  Average  Average   Average   Average Average
                   Balance   Rate    Balance    Rate     Balance    Rate
Non Interest
 Bearing
 Demand Deposits   $ 40,081    0%   $ 36,923       0%   $ 30,918       0%

Savings Deposits   $114,319 2.94%   $121,371    2.84%   $ 85,943    3.30%

Time  Deposits     $210,250 5.34%   $192,720    5.21%   $162,885    5.57%

TOTAL  DEPOSITS    $364,650 4.00%   $351,014    3.84%   $279,746    4.26%

Deposit growth continues to be a challenge for First Citizens National Bank. The Company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. A recent market survey indicates that First Citizens holds approximately 54% of total deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (21%), Security Bank (15.5%), Union Planters, another large regional bank holds approximately 12 percent of total deposits. City State Bank holds the remaining 2% of total deposits. First Citizens also competes with a Credit Union, Finance Companies, Brokerage Firms, and other types of financial service providers. Total deposits increased only 4% when comparing 3/31/00 to 3/31/99. Total deposits purchased in the Bank of Troy and First Volunteer acquisitions were approximately $82 million. Economic indicators for the West Tennessee area are extremely optimistic. We expect the population to grow at a marginal rate, in the three counties in which we have banking locations. Dyer County is projected to grow from the 1998 population of 36,489 to 37,400 by the year 2003. Previous expectations of Lauderdale County were for the population to decline. However, current projections call for an increase from 31,960 to 32,055, a gain of less than 1 percent. The population of Obion County is projected to increase slightly in the next five years. First Citizens holds in excess of 15.5% of total deposits in Obion County and 4% in Lauderdale.

Average rates paid on deposits continue to reflect sound asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit strategy adopted in 1996 was a shifting from paying higher rates to obtain retail deposits to the purchase of wholesale deposits. Interest cost of wholesale deposits in comparison to market rates paid on retail deposits often provides for net interest margins that compliment the bank's capital plan. The first quarter of 1999 the Asset/Liability Management Team made a decision to become more aggressive in paying rates to acquire or retain a total customer relationship. It is presently more cost effective and efficient to borrow wholesale funds which can be earmarked for a specific dollar amount and allow for a more precise management of maturities. Therefore, aggressive pricing of deposits is based on total customer relationship, and in some cases, high volume deposits.

The bank measures its degree to which short-term and marketable assets are available to fund short term liabilities and outflow of deposits through its liquidity ratio. The liquidity ratio at 3/31/00 was 7.77% including approved lines of credit totaling $107,910,000. The projected liquidity range set in the Asset/Liability policy is 6.27% to 9.59%. Another measure of liquidity is the dependency ratio that indicates the degree to which volatile liabilities are being relied upon to fund longer term assets. The lower the dependency ratio, the more liquid the bank. First Citizens dependency ratio at 3/31/00 was 21.17% well within policy guidelines of 19.86% to 24.01%.

Sweep Account Funds totaling $17,582,000 are not included in the average balances for demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $26,393,000 with an average rate of 3.00 percent at 3/31/00. Repurchase Agreement "Sweep" is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment.

Management is continuously monitoring and enhancing the bank's product line in order to retain existing customers and to attract new customer relationships. First Citizens introduced Internet based banking to the market place third quarter 1999. The service allows customers to access account information, statement activity, apply for a deposit or loan and pay bills by signing on to firstcitizens-bank.com. The cost of Internet banking is free to customers, while bill pay is offered at a competitive price. A call center is in the early planning stages and will provide more efficient customer support from account inquiry to electronic banking products and services. An Internet based cash management product for small businesses will be announced to the market during the second quarter of 2000.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on March 31, 2000:

          Maturity Distribution Of Time Certificates Of Deposit
           In Amounts of $100,000 Or More As Of March 31, 2000
                              (in thousands)
           Maturity                                 Total Amount
       3 months or less                               $24,316
       3 through 12 months                            $40,318
       1 year through 3 years                         $ 7,730
       over 3 years                                   $     0
                                           Total      $72,364

Interest earning assets as of 3/31/00 were $423,576,000 at an average rate of 8.63% compared to $423,021,000, average rate of 8.44% at 3/31/99. The average rate on total interest bearing liabilities was 4.49%, 4.38% and 4.82% as of March 31, 2000, 1999, and 1998. Net yield on average earning assets was 4.56%, 4.48%, and 4.68%, reflecting an increased competitive environment. Maintaining interest rate margins achieved in prior years continues to be a challenge. Customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earning assets and average costs on interest bearing liabilities.

                          First Citizens Bancshares, Inc.
                             Quarter Ending March 31
                    Monthly Average Balances and Interest Rates
                                 (in thousands)
                           2000                    1999                    1998
                   Average        Average  Average        Average Average          Average
                   Balance Interest Rate   Balance Interest  Rate Balance Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)  $321,816 $7,491 9.31%   $306,742 $7,084  9.24% $235,315 $5,730 9.74%

Investment Securities:
  Taxable          $ 86,293 $1,408 6.52%   $ 96,406 $1,452  6.02% $ 66,998 $1,115 6.66%

  Tax Exempt (4)   $ 13,165 $  224 6.80%   $ 15,249 $  273  7.16% $ 11,392 $  199 6.99%

Interest Earning
  Deposits         $  1,169 $   12 4.10%   $    492 $   15 12.19% $    436 $    6 5.51%

Federal Funds Sold $  1,133 $    9 3.17%   $  4,132 $  100  9.68% $  6,201 $   88 5.68%

Lease Financing    $      0 $    0    0%   $      0 $    0     0% $      0 $    0    0%

Total Interest
  Earning Assets   $423,576 $9,144 8.63%   $423,021 $8,924  8.44% $320,342 $7,138 8.92%

NON-INTEREST
  EARNING ASSETS:

Cash and Due From
  Banks            $ 14,020 $    0    0%   $ 14,696 $    0     0% $ 10,978 $    0    0%

Bank Premises and
  Equipment        $ 13,633 $    0    0%   $ 11,664 $    0     0% $  8,107 $    0    0%

Other Assets       $ 19,913 $    0    0%   $ 16,194 $    0     0% $ 10,436 $    0    0%

Total Assets       $471,142 $    0    0%   $465,575 $    0     0% $349,863 $    0    0%

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
INTEREST BEARING

LIABILITIES:
Savings Deposits   $114,319 $  841 2.94%   $121,371 $  862  2.84% $ 85,943 $   708 3.30%

Time Deposits      $210,250 $2,812 5.34%   $192,720 $2,511  5.21% $162,885 $ 2,268 5.57%

Federal Funds
 Purchased and
 Other Interest
 Bearing
  Liabilities      $ 59,122 $  656 4.43%   $ 67,963 $  811  4.77% $ 32,784  $  416 5.08%

Total Interest
 Bearing
  Liabilities      $383,691 $4,309 4.49%   $382,054 $4,184  4.38% $281,612  $3,392 4.82%

 NON-INTEREST
BEARING LIABILITIES:
Demand Deposits    $ 40,081 $    0    0%   $ 36,923 $    0     0% $ 30,918  $    0    0%

Other Liabilities  $  2,821 $    0    0%   $  3,597 $    0     0% $  3,814  $    0    0%

Total Liabilities  $426,593 $    0    0%   $422,574 $    0     0% $316,344  $    0    0%

SHAREHOLDERS'
  EQUITY           $ 44,549 $    0    0%   $ 43,001 $    0     0% $ 33,525  $    0    0%

TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY           $471,142 $    0    0%   $465,575 $    0     0% $349,869 $     0    0%

 NET INTEREST
  INCOME           $      0 $4,835    0%   $      0 $4,740     0% $      0 $ 3,746    0%
NET YIELD ON
  AVERAGE EARNING
  ASSETS           $      0 $    0 4.56%   $      0 $    0  4.48% $      0 $     0 4.68%
(Annualized)

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)  Nonaccrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                          COMPOSITION OF LOANS

The loan portfolio totaling $325,350,000 at 3/31/00 is First Citizens largest earning asset. Total loans at 3/31/99 were $310,391,000. Loans acquired in the Bank of Troy and First Volunteer acquisitions added approximately $58 million to the loan portfolio. Exceptional loan growth has been the experience of the bank for the years reflected in the Composition of Loan table. A comparison of portfolio growth indicates the largest percentage of growth is centered in Real Estate loans. Loans in this category increased $37,996,000 or 20.2%. The upward trend in mortgage loans is not only attributed to loans acquired in the acquisitions, but to substantial growth in the population and new home starts in Dyer and the surrounding Counties. New housing starts in 1999 totaled approximately 73 in Dyersburg, Tennessee and 135 in Dyer County, Tennessee. Demographics from the Dyersburg Dyer County Chamber of Commerce reflects that Dyersburg, Tennessee is one of the fastest-growing communities in Tennessee. During the 1980's the population increased 16.4%. Tennessee named Dyer County a Three-Star Community for 15 consecutive years for its community economic development preparedness. Dyersburg/Dyer County is a regional, retail, medical,employment and cultural center for more than 300,000 people who live in 10 counties. The 1997 Per Capita Income for trade area counties list Dyer County at $20,178, Obion County $20,818, and Lauderdale County at $16,888. Other surrounding counties range from $11,705 to $19,487.

First Citizens is the largest agriculture lender in the state of Tennessee and is an approved Farm Services Agency Lender. Agriculture services comprise a significant portion of the Dyer County market. Total farm land in production
is approximately 231,000 acres or 56% of Dyer County land.   The average value
of farm land is $449,501.   Farming is a $79 million industry in the county.
Dyer County is Tennessee's no. 1 producer of soybeans, grain, sorghum, commercial vegetables and rice. Other important crops are wheat, cotton and corn. The county's 509 farm operations average 453 acres. Agricultural credits 30 days or more past due total $3 million. Agricultural credits listed on the bank's problem list total approximately $3.2 million with more than $600,000 guaranteed by FSA. Agricultural loans total $27,011,438 or 8.35% of total loan portfolio. The agricultural economy experienced a downturn since 1998 due
to a combination of drought, flooding and low commodity prices.   Each year
since 1993 farmers in the Mississippi River delta have experienced flooding along the river and its tributaries. However, many of the farmers were successful in planting late beans and averting a total disaster. The scenario changed in 1998 continuing into 1999 when most farmers in this area suffered flooding or some form of water damage and the farmers in the "hills" suffered from too much water early and then not enough water during the late summer months. When disastrous weather is coupled with low grain and livestock prices this could mean that West Tennessee farmers could experience financial difficulties, depending on financial strength of the farmer. U. S. Government infusion of disaster payments as well as low interest loans has provided opportunities for restructuring to farmers affected by weather related problems occurring in 1999. Government subsidized crop insurance has reduced risk of loss of crops to many farmers lending support to a perception of stabilization of the agriculture community. These developments as well as more flexible government guarantor programs have enhanced First Citizens agriculture portfolio to the extent that no need for extra reserves exists, when specific allowances are made to identified loans. Loan Administration is continuously assessing the potential effect of uncontrolled factors to the banks loan portfolio. As of this report date, losses to local farmers and the bank's portfolio are projected to be at a manageable level.

Growth in the consumer loan portfolio was slowed in early 1997 due to an increase in the number of bankruptcies in the State of Tennessee as well as perceived deterioration in consumer credit in Dyer County. Loan Administration developed credit scoring tools as well as tighter consumer lending policies to manage consumer loan losses.

First Citizens is located in the Dyersburg/Dyer County trade area having a population of approximately 42,000. The entire trade area has outpaced both the state and the nation in per capita personal income growth since the early 1980's. The State of Tennessee projects that per capita income in the area will be greater than the national average by the year 2000. A diversified mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing 40.5%. Dyer County's unemployment rate for March was 5.9% compared to December's rate at 3.7%, according to the Tennessee Department of Employment Security. This compares to Tennessee's unemployment rate of 3.6% at 3/31/00. This change is primarily due to the closing of Penguin USA, a book warehouse and distribution center. Lauderdale and Obion Counties reported unemployment rates of 7.2% and 4.4% respectively.

The provision for loan losses increased in proportion to loan growth as required by loan policy. The provision at 3/31/00 was 1.15% of total loans well in excess of policy requirements of one percent. Experience of the lending staff and adherence to policy lends a comfort level to the portfolio that supports the Loan Loss Allowance at the present level. Problem loans at 3/31/00 were $8,157,231 reflecting an increase of only $270,339 when compared to the 3/31/99 total of $7,886,892. Problem loans represent 2.52% of total loans as of 3/31/00.

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

The average yield on loans of First Citizens National Bank as of March 31 in the years indicated is as follows:

                Year         Yield

                2000          9.31%
                1999          9.24%
                1998          9.74%
                1997          9.41%
                1996          9.78%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $54,368,000 as of 3/31/00.

The following table sets forth loan totals net of unearned income by category for the past five years:
                                            March 31
                                          (in thousands)
                           2000      1999      1998     1997     1996
Real Estate Loans:
  Construction          $ 33,537  $ 28,966  $ 23,313  $ 17,643  $ 13,875
  Mortgage              $192,575  $159,150  $137,002  $129,317  $112,732
Commercial,
 Financial and
 Agricultural
 Loans                  $ 59,142  $ 88,207  $ 41,778  $ 41,802  $ 46,691
Installment
 Loans to
 Individuals            $ 37,517  $ 31,810  $ 27,679  $ 23,630  $ 21,739
Other Loans             $  2,579  $  2,258  $  1,929  $  2,168  $  2,164
TOTAL LOANS             $325,350  $310,391  $259,870  $214,560  $197,201

   LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $110,186,000 or 34% of the total portfolio are subject to repricing within one year. The ratio is down from 52% at 3/31/99. Maturities in the one to five year category total $169,881,000, reflecting an increase of 5% when compared to 3/31/99 total of $161,677,000.

                                     Due after
                  Due in one       one year but         Due after
                 year or less    within five years    five years
                                   (in thousands)

Real Estate        $ 55,267           $119,534           $51,311

Commercial,
 Financial and
 Agricultural      $ 32,137           $ 19,342           $ 7,663

All Other Loans    $  7,341           $ 31,335           $ 1,420

TOTALS              $ 94,745           $170,211           $60,394


Loans with Maturities After One Year for which:

                                                     (in thousands)
Interest Rates are Fixed or Predetermined                 $215,164
Interest Rates are Floating or Adjustable                 $ 15,441


                    NON-PERFORMING ASSETS

Total Non Performing Loans were $2,224,000 or .69% of the loan portfolio as of 3/31/00 compared to peer group ratio of .70% as of 12/31/99. First Citizens Non Performing loans were $1,809,000 or .58% of total loans at 3/31/99 compared to peer group ratio of .82% as of the same time period. Allowance for loan losses as a percent of total loans was 1.15 percent. Loan policy calls for an allowance balance of at least 1% of total loans. Continued improvements reflected in financial ratios are indicative of well communicated loans policies and procedures.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the three months ending 3/31/00 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $26,000. Interest income on loans reported as ninety days past due and on interest accrual status was $25,000 for year-to-date 2000. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured Loans at March 31, 2000 were zero.

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

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

                              Non-Performing Loans
                                    March 31
                                 (in thousands)

                                     90 Days Past Due
       Year          Non-Accrual     Accruing Interest   Total

       2000           $1,134              $1,090        $2,224
       1999           $  829              $  980        $1,809
       1998           $  418              $  472        $  890
       1997           $1,069              $1,152        $2,221
       1996           $  740              $  427        $1,167


                            LOAN LOSS EXPERIENCE AND
                            RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $228,000 (2) recovery of loans previously charged off - $85,000 and (3) additions to Reserve - $187,000. Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and overdrawn deposit accounts.

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

     RESERVE BALANCE                                        $

     EXCESS (DEFICIT)                                       $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %

     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/00 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural           $200,000
  Real Estate-Construction                              0
  Real Estate-Mortgage                            150,000
  Installment Loans to individuals &
   credit cards                                   250,000
  Lease financing                                       0
Foreign                                               N/A
               01/01/00 through 12/31/00   Total $600,000

The book value of repossessed real property held by Bancshares and First Citizens National Bank at 3/31/00 is $449,000 compared to $232,000 at 3/31/99, and $0 at 3/31/98. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

                        First Citizens National Bank
              Loan Loss Experience and Reserve for Loan Losses
                               (in thousands)
                          Quarter ending March 31
                          2000          1999          1998          1997          1996
Average Net Loans
Outstanding              $321,816      $306,742      $235,315      $207,667    $191,653

Balance of Reserve
for Loan Losses
at Beginning of
Period                   $  3,718      $  3,530      $  3,159      $  2,282    $  2,216

Loan Charge-Offs         $   (228)     $   (219)     $   (248)     $    (39)   $    (72)

Recovery of Loans
Previously Charged Off   $     85      $     80      $     76      $     33    $     40

Net Loans Charged Off    $   (143)     $   (139)     $   (172)     $     (6)   $    (32)

Additions to Reserve
Charged to Operating
Expense                  $    187      $    206      $    210      $    170    $    105

Changes incident to
Mergers                  $      0      $    343      $      0      $      0    $      0

Balance at End of
Period                   $  3,762      $  3,940      $  3,197      $  2,446    $  2,289

Ratio of Net Charge-Offs
during quarter to Average
Net Loans Outstanding       (.04%)        (.04%)        (.08%)        (.01%)      (.02%)

The following table will identify charge-offs by category for the periods ending 3/31/00, 3/31/99 and 3/31/98:

Charge-offs:                                     2000        1999     1998
 Domestic:
   Commercial, Financial and Agricultural       $  24       $  75   $ 139
       Real Estate-Construction                     0           0       0
   Real Estate-Mortgage                            83          40       0
 Installment Loans to individuals                 121         104     109
    Lease financing                                 0           0       0
   Foreign                                        N/A         N/A     N/A
                                       Total      228         219     248
Recoveries:
 Domestic:
   Commercial, Financial and Agricultural        $ 12        $ 30    $ 36
Real Estate-Construction                            0           0       0
   Real Estate-Mortgage                            10           6       0
Installment Loan individuals                       63          44      40
Lease Financing                                     0           0       0
Foreign                                           N/A         N/A     N/A
                                        Total   $  85       $  80   $  76
Net Charge-offs                                 $(143)      $(139)  $(172)

Investment Securities

Bancshares' book value of listed investment securities as of the dates indicated are summarized as follows:

                            Composition of Investment Securities
                                            (March 31)

                           2000     1999     1998     1997     1996
U. S. Treasury &
 Government Agencies      $ 82,596 $ 93,733 $75,644 $66,923  $62,387
State & Political
 Subdivisions             $ 13,737 $ 15,207  12,662 $10,630  $11,013
All Others                $  3,293 $  3,899 $ 2,822  $3,009  $ 3,637
                  TOTALS  $ 99,626 $112,839 $91,128 $80,562  $77,037

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Investments for the first quarter, 2000 were up $12,000 when compared to the same time period in 1999. Securities contained within the portfolio consist primarily of U. S. Treasury, and other U. S. Government Agency Securities and tax exempt obligations of States and Political Subdivisions. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

Purchases made during the first quarter, 2000 totaled $1.8 million consisting of Government Backed and Municipal Securities. These securities were booked in the Available for Sale account. There were no purchases placed in the Held to Maturity Account.

There were no first quarter sales made from either account.

Fixed rate holdings currently have an expected average life of 6.2 years. It is estimated that this average life would extend to 6.5 years should rates rise 100 basis points and 6.6 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline
100 basis points the average life would decrease 4.7 years.

In terms of price sensitivity, we estimate that if rates rise 100 basis points the market value of the portfolio would fall by 4.5%, while rates rising 200 basis points would impact the market value by a negative 8.8%. This is consistent with the price sensitivity of the four to five year Treasury bond. If rates go down 100 basis points we estimate that the market value would increase by 4.4%.

Adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 5.7 years. Due to the structure of these holdings, we would expect little extension to occur in average life should interest rates rise, but could see some further shortening if rates fall. We estimate the adjustable rate holdings also have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

FASB 115 requires banks to maintain separate investment portfolios for Held-To-Maturity, Available-For-Sale, and Trading Account Investments. As of March 31, 2000 approximately 20% of the total portfolio was placed in the Held-To-Maturity account. The remaining 80% was booked in the Available-For-Sale account. FASB 115 requires banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-To-Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a positive capital entry of $5,000 during the quarter ended 3/31/00.

Maturities in the portfolio are made up of 4% within one year, 44% after one year and within five years, and 52% after five years. Policy provides for 20% maturities on an annual basis. Maturities were extended from 5 to 10 years on most securities purchased after 1995. Management made a conscious effort to extend maturities for a higher yield on the portfolio. Securities purchased with extended maturities bear call features ranging from 1 to 3 years. Due to the present interest rate environment, no securities are expected to be called in the next 12 months. Maturities on investments purchased are structured to meet loan demand as well as projected changes in interest rates.

First Citizens National Bank has not engaged in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

                                    Investment Securities
                            Held to Maturity      Available for Sale
                                        March 31, 2000
                                        (in thousands)
                            Amortized      Fair   Amortized    Fair
                              Cost        Value     Cost       Value

U.S. Treasury Securities        $     0     $     0   $ 2,029   $ 1,997
   U.S. Government agency
   and corporation obligations   16,052     $15,482   $67,631   $64,547

Securities issued by states
 and political subdivisions
 in the U.S.:
     Taxable securities         $     0     $     0   $     0   $     0
     Tax-exempt securities      $ 3,116     $ 3,092   $10,914   $10,621
U.S. securities:
     Debt securities                  0           0         0         0
     Equity securities
       (including Federal
        Reserve stock)                0           0     3,271     3,293
Foreign securities:
     Debt securities                  0           0         0         0
     Equity securities                0           0         0         0

          Total                  19,168      18,574    83,845    80,458


                                     Investment Securities
                                   Unrealized Gains/(Losses)
                                        March 31, 2000

                            Unrealized   Unrealized      Net
                              Gains       Losses     Gains/Losses

U. S. Treasury Securities        3          35          (32)
Obligations of U.S.
 Government Agencies &
 Corp.                          66       3,719       (3,653)
Obligations of States and
 Political Subdivisions         16         332         (316)
Other Securities                 0           0            0
     Totals                     85       4,086       (4,001)

                            Maturity and Yield on Securities March 31, 2000
                                             (in thousands)
                                           Maturing
                                        After One Year   After Five Years    After
                      Within One Year  Within Five Years Within Ten Years   Ten Years
                       Amount   Yield   Amount     Yield  Amount    Yield Amount Yield
U. S. Treasury and
Government Agencies   $ 2,666   6.23%   $39,896   6.11%  $34,201   6.20% $ 5,833  6.25%

State and Political
Subdivisions*         $ 1,685   6.84%   $ 3,935   6.81%  $ 3,968   6.75% $ 4,149  7.72%

All Others            $     0      0%   $     0      0%  $ 3,293   5.50% $     0     0%

TOTALS                $ 4,351   6.46%   $43,831   6.17%  $41,462   6.19% $ 9,982  6.86%

* Yields on tax free investments are stated herein on a taxable equivalent basis.

                    Return on Equity and Assets

The table below presents for Bancshares certain operating ratios for the quarters ending March 31st: (Not Annualized)

                        2000    1999    1998    1997    1996
Percentage of Net
  Income to:
Average Total Assets    .31%    .29%    .32%     .32%     .30%
Average Shareholders
 Equity                3.30%   3.15%   3.31%    3.39%    3.12%
Percentage of
 Dividends Declared
 Per Common Share
 to Net Income
 Per Common Share     57.53%  51.80%  35.29%   27.04%   25.56%
Percentage of Average
 Shareholders'
 Equity to Average
 Total Assets          9.45%  10.00%  10.63%   10.14%   10.07%

Ratios for first quarter, 2000 reflect a positioning of the company for future asset growth and earnings potential. Efforts in the years of 1998 and 1999 reflect acquired assets totaling $110 million. Diversification of the income stream has been underway to position the Bank for increased earnings beyond net interest margins. The efficiency ratio was 60% in 1998, increasing to 63% at
quarter end 03/31/00.   The increase is primarily due to the purchase of Bank
of Troy and First Volunteer. The negative impact experienced as a result of the purchase is expected to be short term. Going forward we will continue to maximize efficiencies to achieve peer ratios of 60 percent. The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing amazing customer service. The Bank's management and employees are rewarded with incentive compensation based on various factors including the level of ROA achieved at year end. A return on assets of 2.00% is required if maximum benefits are to be realized. A 50/50 partnership was established with a thriving local insurance agency to open White and Associates/First Citizens Insurance Agency in February 1998. In 1999, a title insurance company was established and a full time insurance agent was placed at the Ripley office. Revenue generated from fee income enhanced the ROA in 1999. This trend is expected to continue through 2000. ROA at 03/31/00 was up at 1.25% compared to 1.18% in 1999.

The primary source of earnings for Bancshares continues to be net interest income. A comparison generated from this source reflects an increase of $150,000 to $4,647,000 for first quarter 2000 in comparison to $497,000 for first quarter in 1999. Earnings for the prior years under comparison were a result of increased loan volume. Yields on interest earnings assets, i.e. loans and investments increased from 4.48 in 1999 to 4.56 in 2000, while cost on interest bearing liabilities increased from 4.38 to 4.49. Reduced funding cost is attributable to utilization of Federal Home Loan Bank as an alternative source of funds. As a result, we are better able to manage the cost of funds and maintain net interest margins to acceptable levels.

The percentage of net income to average total assets for the quarters under review are .31% (2000), .29%(1999), and .32%(1998). Average Shareholders
equity was 3.30%, 3.15% and 3.31% for the same time period. The percentage of average shareholders equity to average total assets for first quarter 2000, 1999 and 1998 was 9.45%, 10.00% and 10.63% respectively.

Total Shareholder's equity (including Loan Loss Reserve) of First Citizens Bancshares as of 3/31/00 was $44.5 million compared to $43.7 million at 12/31/99.

Percentage of Dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison. Number of shares outstanding continues to increase as a result of shares issued on a quarterly basis to service the Dividend Reinvestment Program. Number of shares outstanding also increased in 1998 and 1999 as a result of shares issued for the 50% purchase of White and Associates Insurance and 445,251 shares issued for the purchase of First Volunteer Bank. A stock repurchase program has been proven to be ineffective in creating availability of shares. The stock repurchase program allows First Citizens Bancshares to acquire Bancshares stock, up to $200,000 in any calendar quarter on a first come, first served basis. However, a limitation of 27,000 shares per quarter is in effect for each quarter of 2000. The limitation is a result of FASB Accounting rules for pooling-of-interest that states Bancshares is limited to the purchase of Bancshares stock equal to 10% of the original issued quantity of shares (445,251) for the purchase of First Volunteer Bank.

In 1998, the Employee Stock Ownership Plan entered into a loan agreement in the amount of $2,000,000 to fund the purchase of unissued stock. The stock will be utilized to satisfy future allocations to plan participants in accordance with the plan document approved by the Board of Directors. The balance remaining on the ESOP loan is $1,050,000 at 3/31/00.

The per share price of Bank stocks came under tremendous pressure the last half of 1999. Uncertainty of the future direction of interest rates, a decrease in merger and acquisition activity and a leveling off of earnings have combined to dampen the enthusiasm of investors and create an unstable stock market. Bancshares stocked traded at $30.00 per share through December 31, 1999. However, beginning first quarter 2000, the common stock traded at a per share price of $24.00 reflecting the trend in bank stocks industry wide. An appraisal of Bancshares stock using most recent finanical data (12/31/99 audited statements) is expected to cause the per share price of future trades to adjust downward.


               LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risks. Liquidity is determined by a comparison of net liquid assets to net liabilities.

Policy sets a projected liquidity ratio range of 6.27% to 9.59% including balance sheet and off balance sheet components. The liquidity ratio as of 3/31/00 was 7.77%. Slower deposit growth in recent years has forced banks to seek alternative funding sources in order to meet loan demand. First Citizens has resolved this issued by becoming a member of the Federal Home Loan Bank and establishing lines of credit sufficient to meet all liquidity needs. Total lines available including FHLB was $107,910,000 at quarter end. Funds made available through the Federal Home Loan Bank establish a fixed level of credit at a predetermined rate. Correspondent Bank lines provide additional liquidity required for daily settlement of the bank's books. It is anticpated that these sources of funds will continue to be utilized as a tool for managing liquidity. As a result the company has experienced no problem with liquidity during any of the years under review and anticipates that all liquidity requirements will be effectively met in the future. Other sources available to meet liquidity needs are loans and investments totaling $99 million that mature within one year or less and other investments totaling $80 million placed in the available for sale account. The dependency ratio reflects the degree that volatile liabilities depended upon to fund longer term assets. Lower ratios reflect a higher degree of liquidity. Asset/Liability policy sets a dependency range of 19.86% to 24.01%. The dependency ratio as of 3/31/00 was 21.17%.

Deposit growth has increased slightly in the Dyer and Lauderdale County markets and decreased in the Obion County market. Obion and Lauderdale County markets remain in a highly competitive rate environment with other banks paying rates on deposits as much as 75 basis points higher. The Ripley Office reflected an increase in deposits primarily due to county funds being placed in a short-term certificate of deposit.

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

There are no known trends or uncertainties that are likely to have a material affect on First Citizens' liquidity or capital resources. There currently exists no recommendation by regulatory authorities, which if implemented, would have such an affect. There are no matters of which management is aware that have not been disclosed.

The following data schedule reflects a summary of First Citizens' interest rate risk using simulations. The projected 12 month exposure is based on 9 different rate movements or rate shocks applied to the financials. These rates are adjusted on day 1. All rate simulations are compared to the base simulation.

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

                    First Citizens National Bank
                       FCNB Chart of Accounts
                        Rate Shock - Income


                     Result    Chng from Ref    % Chng from Ref

Base              $16,947.30
Base DN 100       $17,983.56     $1,036.27        6.11
Base DN 200       $19,662.06     $2,714.77       16.02
Base DN 300       $19,961.05     $3,013.76       17.78
Base DN 400       $20,093.93     $3,146.64       18.57
Base UP 100       $16,585.86      ($361.43)      (2.13)
Base UP 200       $15,663.30    ($1,283.99)      (7.58)
Base UP 300       $14,448.00    ($2,499.29)     (14.75)
Base UP 400       $13,726.84    ($3,220.45)     (19.00)

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               03/30/00
                                                            (in thousands)
                               O/N   O/N        0-3          0-3       3-12         3-12
                               BAL   RATE    MONTHS BAL     RATE     MONTHS BAL     RATE
------------------------------------------------------------------------------------------

Assets:
 Cash and Due From            0.00     0.00        0.00     0.00           0.00        0.00
Total Cash and Due From       0.00     0.00        0.00     0.00           0.00        0.00
 US Treasury                  0.00     0.00        0.00     0.00       1,499.98        6.34
 US Agency                    0.00     0.00        0.00     0.00          49.61       10.38
 MBS                          0.00     0.00      286.73     5.81         874.02        5.89
 Agency                       0.00     0.00      286.73     5.81         923.63        6.13
 Municipals                   0.00     0.00      734.39     4.16         951.11        4.75
 Corp & Others                0.00     0.00        0.00     0.00           0.00        0.00
 Equities                     0.00     0.00        0.00     0.00           0.00        0.00
 Unrealized G/L               0.00     0.00        0.00     0.00           0.00        0.00
Total Investments             0.00     0.00    1,021.12     4.62       3,374.72        5.83
 Fed Funds Sold               0.00     0.00        0.00     0.00           0.00        0.00
 Fed Funds Sold-Balance       0.00     0.00        0.00     0.00           0.00        0.00
Total Fed Funds Sold          0.00     0.00        0.00     0.00           0.00        0.00
 Commercial Variable          0.00     0.00    9,283.54     9.13       4,588.14        8.87
 Commercial Fixed             0.00     0.00    8,533.04     8.88      10,393.90        8.51
 Contra Loans - Troy          0.00     0.00       44.50     8.53         135.00        8.50
 Floor                        0.00     0.00      112.21     0.00           0.00        0.00
 Unearned                     0.00     0.00        0.00     0.00           0.00        0.00
Total Commercial              0.00     0.00   17,973.28     8.95      15,117.04        8.62
Real Estate Variable          0.00     0.00   11,486.49     9.37       8,283.09        9.49
 Real Estate Fixed            0.00     0.00   19,408.73     8.59      37,813.24        8.56
 Home Equity +1               0.00     0.00    6,787.02     9.31           0.00        0.00
 Home Equity +2               0.00     0.00    2,522.03     9.94           0.00        0.00
 Home Equity                  0.00     0.00    9,309.05     9.48           0.00        0.00
 Secondary Mortgage           0.00     0.00    1,032.05     7.83           0.00        0.00
Total Real Estate             0.00     0.00   41,236.32     8.99      46,096.33        8.73
Installment Variable          0.00     0.00       82.37     9.57          44.63        9.00
 Installment Fixed            0.00     0.00    1,687.86     9.66       5,240.13        9.68
 Finance Company - 78s        0.00     0.00        0.00     0.00           0.00        0.00
Total Installment             0.00     0.00    1,770.23     9.66       5,284.76        9.67
 Credit Cards                 0.00     0.00    2,291.98    11.50           0.00        0.00
 Overdrafts                   0.00     0.00      269.41     0.00           0.00        0.00
Total Other Loans             0.00     0.00    2,561.39    10.29           0.00        0.00
Total Loans                   0.00     0.00   63,541.22     9.05      66,498.13        8.78
Loan Loss Reserve             0.00     0.00        0.00     0.00           0.00        0.00
Total Net Loans               0.00     0.00   63,541.22     9.05      66,498.13        8.78
 Building, Furniture &
  Fixtures                    0.00     0.00        0.00     0.00           0.00        0.00
 Other Real Estate            0.00     0.00        0.00     0.00           0.00        0.00
 Other Assets                 0.00     0.00        0.00     0.00           0.00        0.00
Total Assets                  0.00     0.00   64,562.34     8.98      69,872.85        8.64

Liabilities:
  Demand                      0.00     0.00        0.00     0.00           0.00        0.00
Total Demand                  0.00     0.00        0.00     0.00           0.00        0.00
 Regular                      0.00     0.00        0.00     0.00       5,084.21        3.00
 NOW                          0.00     0.00        0.00     0.00       8,455.31        1.50
 Business                     0.00     0.00        0.00     0.00          95.19        1.50
 IMF                          0.00     0.00        0.00     0.00       3,511.57        2.00
 First Rate                   0.00     0.00        0.00     0.00      13,807.01        3.00
 Dogwood                      0.00     0.00        0.00     0.00       2,358.64        1.50
Total Savings                 0.00     0.00        0.00     0.00      33,311.93        2.40
 CD 1-3 Months                0.00     0.00    5,352.40     5.81           0.00        0.00
 CD 3-6 Months                0.00     0.00   11,615.50     5.65      18,425.00        5.90
 CD 6-12 Months               0.00     0.00   20,775.36     5.13      15,193.48        5.38
 CD 13 Months                 0.00     0.00    3,821.50     4.59      23,716.47        5.42
 CD 1-2 Years                 0.00     0.00   12,040.27     4.89      42,656.72        5.49
 CD 2-5 Years                 0.00     0.00    3,062.98     6.07       5,375.30        5.90
 CD 5 + Years                 0.00     0.00      314.37     6.70         428.75        5.89
Total CD                      0.00     0.00   56,982.38     5.27     105,795.73        5.55

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               03/30/00
                                                            (in thousands)
                                       O/N      O/N        0-3        0-3        3-12        3-12
                                       BAL      RATE    MONTHS BAL    RATE     MONTHS BAL    RATE
-------------------------------------------------------------------------------------------------

  IRA Savings                          0.00      0.00         0.00      0.00        0.00        0.00
  IRA 1-2 Years                        0.00      0.00     2,113.88      5.56    6,341.04        5.56
  IRA 2-5 Years                        0.00      0.00       302.54      6.22      522.48        5.84
  IRA 5 + Years                        0.00      0.00       764.27      5.58      799.09        5.22
 Total IRA                             0.00      0.00     3,180.69      5.63    7,662.60        5.54
  Christmas Club                       0.00      0.00         0.00      0.00      286.84        2.50
 Total Time                            0.00      0.00    60,163.08      5.29  113,745.17        5.54
Total Deposits                         0.00      0.00    60,163.08      5.29  147,057.09        4.83
 Fed Funds Purchased - Balance         0.00      0.00         0.00      0.00        0.00        0.00
 Fed Funds Purchased                   0.00      0.00         0.00      0.00        0.00        0.00
 TT & L                              762.10      6.00         0.00      0.00        0.00        0.00
 Securities Sold-Sweep            17,582.43      3.00         0.00      0.00        0.00        0.00
 Securities Sold - Fixed               0.00      0.00     3,329.31      5.26    4,964.64        5.76
 FHLB Short Term                   6,700.00      6.10         0.00      0.00        0.00        0.00
 FHLB Long Term Fixed                  0.00      0.00         0.00      0.00        0.00        0.00
 FHLB Long Term-Callable               0.00      0.00     2,000.00      4.88    9,002.00        5.61
 Note Payable-Finance-FCNB             0.00      0.00         0.00      0.00        0.00        0.00
 Note Payable-Finance GE               0.00      0.00         0.00      0.00        0.00        0.00
 Total Borrowing                  25,044.53      3.92     5,329.31      5.12   13,966.64        5.66
 Other Liabilities                     0.00      0.00         0.00      0.00        0.00        0.00
Total Other Liabilities           25,044.53      3.92     5,329.31      5.12   13,966.64        5.66
Total Liabilities                 25,044.53      3.92    65,492.39      5.28  161,023.73        4.90


Equity:
 Retained Earnings                     0.00      0.00         0.00      0.00        0.00        0.00
 Stock, Surplus, PIC                   0.00      0.00         0.00      0.00        0.00        0.00
 Unrealized Gains/(Losses)
  Mortgage                             0.00      0.00         0.00      0.00        0.00        0.00
 YTD NET INCOME                        0.00      0.00         0.00      0.00        0.00        0.00
Total Equity                           0.00      0.00         0.00      0.00        0.00        0.00

Total Liability/Equity            25,044.53      3.92    65,492.39      5.28  161,023.73        4.90

Period Gap                       (25,044.53)     0.00      (930.05)     0.00  (91,150.89)       0.00

Cumulative Gap                   (25,044.53)     0.00   (25,974.57)     0.00 (117,125.46)       0.00
RSA/RSL                                0.00      0.00         0.99      0.00        0.43        0.00

Off Balance Sheet:
 Total Off Balance Sheet               0.00      0.00         0.00      0.00        0.00        0.00

Period Gap                       (25,044.53)     0.00      (930.05)     0.00  (91,150.89)       0.00

Cumulative Gap                   (25,044.53)     0.00   (25,974.57)     0.00 (117,125.46)       0.00
RSA/RSL                                0.00      0.00         0.99      0.00        0.43        0.00

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               03/30/00
                                                            (in thousands)
                               1-3      1-3             3-5        3-5             5-10        5-10
                              YEARS    YEARS           YEARS      YEARS            YEARS       YEARS
                               BAL     RATE             BAL       RATE               BAL        RATE
-------------------------------------------------------------------------------------------------------

Assets:
 Cash and Due From            0.00       0.00              0.00      0.00               0.00        0.00
Total Cash and Due From       0.00       0.00              0.00      0.00               0.00        0.00
 US Treasury                  0.00       0.00              0.00      0.00               0.00        0.00
 US Agency               10,467.79       6.20         24,582.96      6.07          30,951.20        6.17
 MBS                      1,961.49       5.91          2,884.28      6.33           3,249.64        6.54
 Agency                  12,429.28       6.16         27,467.25      6.10          34,200.84        6.20
 Municipals               2,831.42       4.39          1,104.68      4.82           3,968.30        4.46
 Corp & Others                0.00       0.00              0.00      0.00               0.00        0.00
 Equities                 3,292.85       5.50              0.00      0.00               0.00        0.00
 Unrealized G/L               0.00       0.00              0.00      0.00               0.00        0.00
Total Investments        18,553.55       5.77         28,571.93      6.05          38,169.14        6.02
 Fed Funds Sold               0.00       0.00              0.00      0.00               0.00        0.00
 Fed Funds Sold-Balance       0.00       0.00              0.00      0.00               0.00        0.00
Total Fed Funds Sold          0.00       0.00              0.00      0.00               0.00        0.00
 Commercial Variable          2.29      10.50              0.00      0.00               0.00        0.00
 Commercial Fixed         6,429.47       8.68         12,910.65      8.51           3,179.46        7.41
 Contra Loans - Troy        360.00       8.50            235.00      8.50               0.00        0.00
 Floor                        0.00       0.00              0.00      0.00               0.00        0.00
 Unearned                     0.00       0.00              0.00      0.00               0.00        0.00
Total Commercial          6,791.76       8.67         13,145.65      8.51           3,179.46        7.41
Real Estate Variable      3,595.16       9.33          2,533.84      9.15               0.00        0.00
 Real Estate Fixed       67,221.88       8.39         65,428.64      8.24               0.00        0.00
 Home Equity +1               0.00       0.00              0.00      0.00               0.00        0.00
 Home Equity +2               0.00       0.00              0.00      0.00               0.00        0.00
 Home Equity                  0.00       0.00              0.00      0.00               0.00        0.00
 Secondary Mortgage           0.00       0.00              0.00      0.00               0.00        0.00
Total Real Estate        70,817.04       8.43         67,962.48      8.27               0.00        0.00
Installment Variable          0.00       0.00              0.00      0.00               0.00        0.00
 Installment Fixed       15,926.24       9.88         12,109.67      8.89           1,368.33        8.93
 Finance Company - 78s        0.00       0.00              0.00      0.00               0.00        0.00
Total Installment        15,926.24       9.88         12,109.67      8.89           1,368.33        8.93
 Credit Cards                 0.00       0.00              0.00      0.00               0.00        0.00
 Overdrafts                   0.00       0.00              0.00      0.00               0.00        0.00
Total Other Loans             0.00       0.00              0.00      0.00               0.00        0.00
Total Loans              93,535.04       8.70         93,217.80      8.38           4,547.79        7.87
Loan Loss Reserve             0.00       0.00              0.00      0.00               0.00        0.00
Total Net Loans          93,535.04       8.70         93,217.80      8.38           4,547.79        7.87
 Building, Furniture &
   Fixtures                   0.00       0.00              0.00      0.00               0.00        0.00
 Other Real Estate            0.00       0.00              0.00      0.00               0.00        0.00
 Other Assets                 0.00       0.00              0.00      0.00               0.00        0.00
Total Assets            112,088.59       8.21        121,789.73      7.84          42,716.93        6.22

Liabilities:
  Demand                      0.00       0.00              0.00      0.00               0.00        0.00
Total Demand                  0.00       0.00              0.00      0.00               0.00        0.00
 Regular                 10,168.43       3.00          5,084.21      3.00           5,084.21        3.00
 NOW                     16,910.62       1.50          8,455.31      1.50           8,455.31        1.50
 Business                   190.38       1.50             95.19      1.50              95.19        1.50
 IMF                      3,511.57       2.00              0.00      0.00               0.00        0.00
 First Rate              13,807.01       3.00              0.00      0.00               0.00        0.00
 Dogwood                  4,717.27       1.50          2,358.64      1.50           2,358.64        1.50
Total Savings            49,305.28       2.27         15,993.35      1.98          15,993.35        1.98
 CD 1-3 Months                0.00       0.00              0.00      0.00               0.00        0.00
 CD 3-6 Months                0.00       0.00              0.00      0.00               0.00        0.00
 CD 6-12 Months               0.00       0.00              0.00      0.00               0.00        0.00
 CD 13 Months            12,485.91       5.93              0.00      0.00               0.00        0.00
 CD 1-2 Years             7,385.38       5.71              0.00      0.00               0.00        0.00
 CD 2-5 Years             1,528.05       5.51             11.10      6.00               0.00        0.00
 CD 5 + Years             1,687.88       6.03          1,521.93      5.51              10.02        4.75
Total CD                 23,087.22       5.84          1,533.03      5.51              10.02        4.75

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               03/30/00
                                                            (in thousands)

                                   1-3      1-3      3-5         3-5      5-10        5-10
                                  YEARS    YEARS    YEARS       YEARS     YEARS       YEARS
                                   BAL      RATE     BAL        RATE       BAL        RATE
---------------------------------------------------------------------------------------------

  IRA Savings                      0.00      0.00       0.00      0.00    101.70        0.00
  IRA 1-2 Years                8,454.72      5.56       0.00      0.00      0.00        0.00
  IRA 2-5 Years                1,157.75      5.27       0.00      0.00      0.00        0.00
  IRA 5 + Years                1,287.69      5.94   1,562.88      5.34      0.00        0.00
 Total IRA                    10,900.15      5.57   1,562.88      5.34    101.70        0.00
  Christmas Club                   0.00      0.00       0.00      0.00      0.00        0.00
 Total Time                   33,987.38      5.75   3,095.91      5.42    111.72        0.43
Total Deposits                83,292.65      3.69  19,089.26      2.54 16,105.06        1.97
 Fed Funds Purchased - Bal         0.00      0.00       0.00      0.00      0.00        0.00
 Fed Funds Purchased               0.00      0.00       0.00      0.00      0.00        0.00
 TT & L                            0.00      0.00       0.00      0.00      0.00        0.00
 Securities Sold-Sweep             0.00      0.00       0.00      0.00      0.00        0.00
 Securities Sold - Fixed         516.78      5.95       0.00      0.00      0.00        0.00
 FHLB Short Term                   0.00      0.00       0.00      0.00      0.00        0.00
 FHLB Long Term Fixed              0.00      0.00       0.00      0.00  2,181.74        5.50
 FHLB Long Term-Callable       7,000.00      5.06       0.00      0.00  1,998.00        5.10
 Note Payable-Finance-FCNB         0.00      0.00       0.00      0.00      0.00        0.00
 Note Payable-Finance GE           0.00      0.00       0.00      0.00      0.00        0.00
 Total Borrowings              7,516.78      5.12       0.00      0.00  4,179.74        5.31
 Other Liabilities                 0.00      0.00       0.00      0.00      0.00        0.00
Total Other Liabilities        7,516.78      5.12       0.00      0.00  4,179.74        5.31
Total Liabilities             90,809.43      3.81  19,089.26      2.54 20,284.80        2.65


Equity:
 Retained Earnings                 0.00      0.00       0.00      0.00      0.00        0.00
 Stock, Surplus, PIC               0.00      0.00       0.00      0.00      0.00        0.00
 Unrealized Gains/(Losses)
   Mortgage                        0.00      0.00       0.00      0.00      0.00        0.00
 YTD NET INCOME                    0.00      0.00       0.00      0.00      0.00        0.00
Total Equity                       0.00      0.00       0.00      0.00      0.00        0.00

Total Liability/Equity        90,809.43      3.81  19,089.26      2.54 20,284.80        2.65

Period Gap                    21,279.15      0.00 102,700.48      0.00 22,432.13        0.00

Cumulative Gap               (95,846.31)     0.00   6,854.17      0.00 29,286.30        0.00
RSA/RSL                            1.23      0.00       6.38      0.00      2.11        0.00

Off Balance Sheet:
 Total Off Balance Sheet           0.00      0.00       0.00      0.00      0.00        0.00

Period Gap                    21,279.15      0.00 102,700.48      0.00 22,432.13        0.00

Cumulative Gap               (95,846.31)     0.00   6,854.17      0.00 29,286.30        0.00
RSA/RSL                            1.23      0.00       6.38      0.00      2.11        0.00

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               03/30/00
                                                            (in thousands)
                                 10-15     10-15       15 +        15 +              NON-
                                 YEARS     YEARS      YEARS       YEARS            SENSITIVE     TOTAL
                                 BAL       RATE        BAL        RATE                BAL         BAL
--------------------------------------------------------------------------------------------------------

Assets:
 Cash and Due From                 0.00     0.00          0.00        0.00         15,214.63         15,214.63
Total Cash and Due From            0.00     0.00          0.00        0.00         15,214.63         15,214.63
 US Treasury                       0.00     0.00        528.73        6.13              0.00          2,028.70
 US Agency                     6,371.41     4.83          0.00        0.00              0.00         72,422.97
 MBS                           1,288.83     6.25        715.52        6.49              0.00         11,260.52
 Agency                        7,660.24     5.07        715.52        6.49              0.00         83,683.48
 Municipals                    3,963.44     4.80        221.23        5.50              0.00         13,774.57
 Corp & Others                     0.00     0.00          0.00        0.00              0.00              0.00
 Equities                          0.00     0.00          0.00        0.00              0.00          3,292.85
 Unrealized G/L                    0.00     0.00          0.00        0.00        (3,116.00)        (3,116.00)
Total Investments             11,623.68     4.97      1,465.47        6.21        (3,116.00)         99,663.61
 Fed Funds Sold                    0.00     0.00          0.00        0.00              0.00              0.00
 Fed Funds Sold-Balance            0.00     0.00          0.00        0.00              0.00              0.00
Total Fed Funds Sold               0.00     0.00          0.00        0.00              0.00              0.00
 Commercial Variable               0.00     0.00          0.00        0.00              0.00         13,873.97
 Commercial Fixed                 76.17     9.70      2,868.57        7.57              0.00         44,391.26
 Contra Loans - Troy               0.00     0.00          0.00        0.00              0.00            774.50
 Floor                             0.00     0.00          0.00        0.00              0.00            112.21
 Unearned                          0.00     0.00          0.00        0.00              0.00              0.00
Total Commercial                  76.17     9.70      2,868.57        7.57              0.00         59,151.94
Real Estate Variable               0.00     0.00          0.00        0.00              0.00         25,898.57
 Real Estate Fixed                 0.00     0.00          0.00        0.00              0.00        189,872.49
 Home Equity +1                    0.00     0.00          0.00        0.00              0.00          6,787.02
 Home Equity +2                    0.00     0.00          0.00        0.00              0.00          2,522.03
 Home Equity                       0.00     0.00          0.00        0.00              0.00          9,309.05
 Secondary Mortgage                0.00     0.00          0.00        0.00              0.00          1,032.05
Total Real Estate                  0.00     0.00          0.00        0.00              0.00        226,112.16
Installment Variable               0.00     0.00          0.00        0.00              0.00            127.00
 Installment Fixed                50.36     9.77          0.00        0.00              0.00         36,382.59
 Finance Company - 78s             0.00     0.00          0.00        0.00              0.00              0.00
Total Installment                 50.36     9.77          0.00        0.00              0.00         36,509.59
 Credit Cards                      0.00     0.00          0.00        0.00              0.00          2,291.98
 Overdrafts                        0.00     0.00          0.00        0.00              0.00            269.41
Total Other Loans                  0.00     0.00          0.00        0.00              0.00          2,561.39
Total Loans                      126.53     9.72      2,868.57        7.57              0.00        324,335.08
Loan Loss Reserve                  0.00     0.00          0.00        0.00        (3,686.32)        (3,686.32)
Total Net Loans                  126.53     9.72      2,868.57        7.57        (3,686.32)        320,648.76
 Building, Furniture &
   Fixtures                        0.00     0.00          0.00        0.00         13,771.39         13,771.39
 Other Real Estate                 0.00     0.00          0.00        0.00            363.00            363.00
 Other Assets                      0.00     0.00          0.00        0.00         19,372.71         19,372.71
Total Assets                  11,750.21     5.03      4,334.04        7.11         41,919.40        469,034.09

Liabilities:
  Demand                           0.00     0.00          0.00        0.00         40,973.44         40,973.44
Total Demand                       0.00     0.00          0.00        0.00         40,973.44         40,973.44
 Regular                           0.00     0.00          0.00        0.00              0.00         25,421.07
 NOW                               0.00     0.00          0.00        0.00              0.00         42,276.55
 Business                          0.00     0.00          0.00        0.00              0.00            475.94
 IMF                               0.00     0.00          0.00        0.00              0.00          7,023.14
 First Rate                        0.00     0.00          0.00        0.00              0.00         27,614.02
 Dogwood                           0.00     0.00          0.00        0.00              0.00         11,793.18
Total Savings                      0.00     0.00          0.00        0.00              0.00        114,603.90
 CD 1-3 Months                     0.00     0.00          0.00        0.00              0.00          5,352.40
 CD 3-6 Months                     0.00     0.00          0.00        0.00              0.00         30,040.50
 CD 6-12 Months                    0.00     0.00          0.00        0.00              0.00         35,968.83
 CD 13 Months                      0.00     0.00          0.00        0.00              0.00         40,023.88
 CD 1-2 Years                      0.00     0.00          0.00        0.00              0.00         62,082.37
 CD 2-5 Years                      0.00     0.00          0.00        0.00              0.00          9,977.43
 CD 5 + Years                      0.00     0.00          0.00        0.00              0.00          3,962.95
Total CD                           0.00     0.00          0.00        0.00              0.00        187,408.37

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               03/30/00
                                                            (in thousands)
                                          10-15     10-15          15 +        15 +                NON-
                                          YEARS     YEARS         YEARS       YEARS             SENSITIVE        TOTAL
                                           BAL       RATE           BAL        RATE                 BAL            BAL
-------------------------------------------------------------------------------------------------------------------------
IRA Savings                               0.00      0.00               0.00     0.00               0.00            101.70
  IRA 1-2 Years                           0.00      0.00               0.00     0.00               0.00         16,909.64
  IRA 2-5 Years                           0.00      0.00               0.00     0.00               0.00          1,982.76
  IRA 5 + Years                           0.00      0.00               0.00     0.00               0.00          4,413.92
 Total IRA                                0.00      0.00               0.00     0.00               0.00         23,408.03
  Christmas Club                          0.00      0.00               0.00     0.00               0.00            286.84
 Total Time                               0.00      0.00               0.00     0.00               0.00        211,103.24
Total Deposits                            0.00      0.00               0.00     0.00          40,973.44        366,680.58
 Fed Funds Purchased - Bal                0.00      0.00               0.00     0.00               0.00              0.00
 Fed Funds Purchased                      0.00      0.00               0.00     0.00               0.00              0.00
 TT & L                                   0.00      0.00               0.00     0.00               0.00            762.10
 Securities Sold-Sweep                    0.00      0.00               0.00     0.00               0.00         17,582.43
 Securities Sold - Fixed                  0.00      0.00               0.00     0.00               0.00          8,810.73
 FHLB Short Term                          0.00      0.00               0.00     0.00               0.00          6,700.00
 FHLB Long Term Fixed                     0.00      0.00               0.00     0.00               0.00          2,181.74
 FHLB Long Term-Callable                  0.00      0.00               0.00     0.00               0.00         20,000.00
 Note Payable-Finance-FCNB                0.00      0.00               0.00     0.00               0.00              0.00
 Note Payable-Finance GE                  0.00      0.00               0.00     0.00               0.00              0.00
 Total Borrowings                         0.00      0.00               0.00     0.00               0.00         56,037.00
 Other Liabilities                        0.00      0.00               0.00     0.00           1,774.14          1,774.14
Total Other Liabilities                   0.00      0.00               0.00     0.00           1,774.14         57,811.14
Total Liabilities                         0.00      0.00               0.00     0.00          42,747.58        424,491.72


Equity:
 Retained Earnings                        0.00      0.00               0.00     0.00          28,235.98         28,235.98
 Stock, Surplus, PIC                      0.00      0.00               0.00     0.00          17,032.34         17,032.34
 Unrealized Gains/(Losses)                0.00      0.00               0.00     0.00         (2,031.43)        (2,031.43)
 YTD NET INCOME                           0.00      0.00               0.00     0.00           1,305.50          1,305.50
Total Equity                              0.00      0.00               0.00     0.00          44,542.38         44,542.38

Total Liability/Equity                    0.00      0.00               0.00     0.00          87,289.96        469,034.10

Period Gap                           11,750.21      0.00           4,334.04     0.00        (45,370.56)              0.00

Cumulative Gap                       41,036.51      0.00          45,370.55     0.00             (0.01)              0.00
RSA/RSL                                   0.00      0.00               0.00     0.00               0.48              0.00

Off Balance Sheet:
 Total Off Balance Sheet                  0.00      0.00               0.00     0.00               0.00              0.00

Period Gap                           11,750.21      0.00           4,334.04     0.00        (45,370.56)              0.00

Cumulative Gap                       41,036.51      0.00          45,370.55     0.00             (0.01)              0.00
RSA/RSL                                   0.00      0.00               0.00     0.00               0.48              0.00

                                 CONDENSED GAP REPORT
                           ------------------------------------
                                   CURRENT BALANCES
                           ------------------------------------
                                        03/30/00
                                     (in thousands)

                                                       TOTAL
                                                       RATE
-------------------------------------------------------------

Assets:
 Cash and Due From                                      0.00
Total Cash and Due From                                 0.00
 US Treasury                                            6.28
 US Agency                                              6.03
 MBS                                                    6.27
 Agency                                                 6.06
 Municipals                                             4.59
 Corp & Others                                          0.00
 Equities                                               5.50
 Unrealized G/L                                         0.00
Total Investments                                       6.03
 Fed Funds Sold                                         0.00
 Fed Funds Sold-Balance                                 0.00
Total Fed Funds Sold                                    0.00
 Commercial Variable                                    9.05
 Commercial Fixed                                       8.47
 Contra Loans - Troy                                    8.50
 Floor                                                  0.00
 Unearned                                               0.00
Total Commercial                                        8.59
Real Estate Variable                                    9.38
 Real Estate Fixed                                      8.39
 Home Equity +1                                         9.31
 Home Equity +2                                         9.94
 Home Equity                                            9.48
 Secondary Mortgage                                     7.83
Total Real Estate                                       8.55
Installment Variable                                    9.37
 Installment Fixed                                      9.48
 Finance Company - 78s                                  0.00
Total Installment                                       9.48
 Credit Cards                                          11.50
 Overdrafts                                             0.00
Total Other Loans                                      10.29
Total Loans                                             8.67
Loan Loss Reserve                                       0.00
Total Net Loans                                         8.77
 Building, Furniture & Fixtures                         0.00
 Other Real Estate                                      0.00
 Other Assets                                           0.00
Total Assets                                            7.28

Liabilities:
  Demand                                                0.00
Total Demand                                            0.00
 Regular                                                3.00
 NOW                                                    1.50
 Business                                               1.50
 IMF                                                    2.00
 First Rate                                             3.00
 Dogwood                                                1.50
Total Savings                                           2.22
 CD 1-3 Months                                          5.81
 CD 3-6 Months                                          5.81
 CD 6-12 Months                                         5.23
 CD 13 Months                                           5.50
 CD 1-2 Years                                           5.40
 CD 2-5 Years                                           5.89
 CD 5 + Years                                           5.87
Total CD                                                5.50

                                 CONDENSED GAP REPORT
                        ------------------------------------
                                    CURRENT BALANCES
                         -----------------------------------
                                       03/30/00
                                     (in thousands)

                                                            Total
                                                             Rate
------------------------------------------------------------------

IRA Savings                                                  0.00
  IRA 1-2 Years                                              5.56
  IRA 2-5 Years                                              5.56
  IRA 5 + Years                                              5.53
 Total IRA                                                   5.53
  Christmas Club                                             2.50
 Total Time                                                  5.50
Total Deposits                                               3.86
 Fed Funds Purchased - Bal                                   0.00
 Fed Funds Purchased                                         0.00
 TT & L                                                      6.00
 Securities Sold-Sweep                                       3.00
 Securities Sold - Fixed                                     5.58
 FHLB Short Term                                             6.10
 FHLB Long Term Fixed                                        5.50
 FHLB Long Term-Callable                                     5.29
 Note Payable-Finance-FCNB                                   0.00
 Note Payable-Finance GE                                     0.00
 Total Borrowings                                            4.73
 Other Liabilities                                           0.00
Total Other Liabilities                                      4.59
Total Liabilities                                            3.96


Equity:
 Retained Earnings                                           0.00
 Stock, Surplus, PIC                                         0.00
 Unrealized Gains/(Losses)                                   0.00
 YTD NET INCOME                                              0.00
Total Equity                                                 0.00

Total Liability/Equity                                       3.58

Period Gap                                                   0.00

Cumulative Gap                                               0.00
RSA/RSL                                                      0.00

Off Balance Sheet:
 Total Off Balance Sheet                                     0.00

Period Gap                                                   0.00

Cumulative Gap                                               0.00
RSA/RSL                                                      0.00

                     NOTES TO THE GAP REPORT

1. The gap report reflects interest sensitivity positions during a flat rate environment. These time frames could change if rates rise or fall.

2.       Repricing over-rides maturity in various time frames.

3. Demand deposits are placed in the last time frame due to lack of interest sensitivity. Our demand deposits are considered core deposits.

4. Non-maturity deposits are placed into various time frames. In a flat rate environment, non-maturity deposits tend not to reprice or liquidate. Savings deposits become price sensitive after a major increase in the 6 month CD rate. These accounts are placed in this category instead of the variable position due to history and characteristics. These accounts are considered core deposits.

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. First Citizens will attempt to minimize interest rate risks by increasing the volume of variable rate loans within the portfolio. The bank should limit the net interest income exposure to a maximum of 2.00% of tier I capital. (Example .02 x $42,484,000 = $850,000). The bank's Asset/Liability Committee will try to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions should be held to a minimum, by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ALCO will strive to keep the amount below this point. The dynamic 03/31/00 gap reports reflect an exposure of $361,000 if rates go up 1%. The Board of Directors receives interest rate risk reports on a quarterly basis. (Examples: historical margins graphed and multiple scenarios reflecting income exposure and as a percent of tier I capital.

         Subsidiaries as well as the Parent Company will adhere to providing above average margins and reviewing the various risks, if material. New products and services will be reviewed for the various risks by the Product Development Committee.

5. FCNB would benefit from a flat and declining rate environment. If interest rates rise rapidly, net interest income could be adversely impacted. First Citizens Liquidity would be negatively impacted should interest rates drop prompting an increase in loan demand. Adequate lines of credit are available to handle liquidity needs.

                       Capital Resources

Total shareholders' equity of First Citizens Bancshares as of March 31, 2000 was $44,548,000, compared to $43,683,000 at March 31, 1999. Capital as a percentage of total assets for the quarter ending March 31 is presented in the following table for the years indicated (excluding Loan Loss Reserves):

           Leveraged Capital Ratio(s) as of March 31

         2000      1999      1998      1997     1996
         9.43%     9.29%     9.10%     9.33%    9.31%

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

A dividend of .2250 cents per share was declared to shareholders of record as of February 15, 2000 payable March 15, 2000. Dividends paid to shareholders in 1999 were enhanced by a special dividend declared during fourth quarter. This process utilized in the past five years serves to raise payout ratios to levels targeted by the bank's capital plan. In addition a 4 for 1 stock split increased the numbers of shares outstanding to 3,194,544 as of 12/31/99. Dividend payouts for each year under comparison were .90 cents in 1999, .75 cents in 1998, .50 cents in 1997 and .40 cents in 1996.

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

The Risk-Based Capital Ratio as of 3/31/00 and 3/31/99 reflect ratios significantly above the 8.00% required by regulation. A comparison of Risked-based Capital ratio of 12.3% in 1998 to 14.32% in 1997 reflects the purchase of Bank of Troy, funded in part by existing capital totaling $5.5 million. Growth in Bancshares Capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

           Risk-Based Capital Ratio(s) as of March 31

          2000         1999         1998       1997     1996
          14.25%       13.02%      12.23%     14.32%   14.19%

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

                  Part II - Other Information

Item 1.  Legal Proceedings

A Civil Action suit was filed in the Circuit Court for Dyer County, TN, Twenty-ninth Judicial District at Dyersburg on February 25, 2000. The compliant, related to unauthorized entry into a safe deposit box, was filed for a minimal amount. The suit will have an immaterial impact on the financial position of the Bank. First Citizens has filed for a dismissal.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 3/31/00.

                         SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             First Citizens Bancshares, Inc.
                                     (Registrant)



Date: May 12, 2000           Stallings Lipford
                             Stallings Lipford, Chairman




Date: May 12, 2000           Jeff Agee
                             Jeff Agee, Vice President &
                             Chief Financial Officer