Form 10-Q
period 2000-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2000-08-14
CIK 719264

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 2000       Commission File Number 2-83542

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

Of the registrant's only class of common stock (no par value) there were 3,716,389 shares outstanding as of June 30, 2000 (Net of Treasury).

                       PART I -FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                          FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             (Stated in thousands)

                                              June 30,      December 31,
                                               2000           1999
                                            (unaudited)     (unaudited)

ASSETS

Cash and due from banks                        $ 16,326      $ 17,410
Federal funds sold                                    0             0
Investment securities -
  Trading Investments-Stated at Market                0             0
  Held to Maturity-amortized cost-Fair
  Value of $18,519 at June 30, 2000
  and $19,768 at December 31, 1999.              19,103        20,345
  Available for Sale-Stated at Market            81,190        78,792
Loans (Excluding unearned income of
         $1,757 at June 30, 2000 and
         $2,131 at December 31, 1999)           337,565       325,377
Less: Allowance for loan losses                   3,898         3,718
      Net Loans                                 333,667       321,659
Premises and equipment
14,417        13,417
Intangible assets                                 4,065         4,223
Other real estate                                   296           476
Other assets                                     17,213        16,348

          TOTAL ASSETS                         $486,277      $472,670

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $365,506      $366,819
Securities sold under agreement to
   repurchase                                    16,860        22,390
Federal funds purchased and Other
   Short Term Borrowing                          29,575        23,700
Long-term debt                                   24,099        11,264
Notes payable of employee stock
  ownership plan                                    970         1,117
Other liabilities                                 3,889         3,700
     Total Liabilities                          440,899       428,990

Stockholders' Equity:
  Common stock, No Par value - 10,000,000
  authorized; 3,717,593 issued and
  outstanding at June 30, 2000;
  3,705,165 issued and outstanding at
  December 31, 1999                               3,718         3,705
Surplus                                          15,300        15,034
Retained earnings                                29,443        28,298
Obligation of Employee Stock
  Ownership Plan                                   (970)       (1,117)
Net Unrealized Gains (Losses) on Available
  for Sale                                       (2,090)       (2,036)
  Total Common Stock and Retained Earnings       45,401        43,884
Less-1,204 Treasury Shares, at Cost at
  June 30, 2000 and 6,807 Shares at Cost at
  December 31, 1999                                 (23)         (204)
   Total Stockholders' Equity                    45,378        43,680

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                               $486,277      $472,670

NOTE:   The balance sheet at December 31, 1999, has been taken from the audited financial statements at that date and condensed.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
             (stated in thousands except EPS and shares outstanding)


                             Three Months Ended      Six Months Ended
                                  June 30                June 30
                             2000       1999         2000         1999

     Interest Income

Interest and fees
  on loans                 $ 7,819     $7,256       $15,310     $14,340
Interest on investment
  securities:
  Taxable                    1,409      1,576         2,817       3,028
  Tax-exempt                   162        156           310         320
Other interest income -
  Fed Funds Sold                 0         41             9         141
Other interest income -
  Checking                      19         11            31          26
Lease financing income           0          0             0           0
Total Interest Income        9,409      9,040        18,477      17,855

     Interest Expense
Interest on deposits         3,839      3,328         7,477       6,722
Other interest expense         803        864         1,474       1,654
 Total Interest Expense      4,642      4,192         8,951       8,376

Net Interest Income          4,767      4,848         9,526       9,479

Provision for Loan
  Losses                       194        196           381         402

Net Interest Income
  after Provision            4,573      4,652         9,145       9,077

     Other Income
Securities gains
  (losses)                       0         64             0          95
Other income                 1,479      1,380         2,994       2,733
     Total Other Income      1,479      1,444         2,994       2,828

Other expenses               3,953      3,774         7,884       7,510

Net income before
  income taxes               2,099      2,322         4,255       4,395
Taxes                          731        789         1,413       1,505

Net income                  $1,368     $1,533        $2,842      $2,890

Earnings per share          $ 0.37     $ 0.42        $ 0.77      $ 0.80

Weighted average number of
  shares outstanding     3,702,608  3,633,556     3,702,608   3,633,556


The accompanying notes are an integral part of these financial statements.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)
                              (stated in thousands)

                                              Six Months Ended
                                                  June 30,
                                      2000         1999         1998
Net Cash Provided by Operating
  Activities                         $ 3,508      $ 2,069     $ 2,368

Investing Activities

Proceeds of Maturities of Held to
 Maturity Securities                   1,242        6,476       3,624
Purchase of Held to Maturity
 Investments                               0       (2,500)     (6,043)
Proceeds from Maturities of
 Available for Sale Securities         1,827        6,637      17,914
Proceeds from Sales of Available
 for Sale Securities                       0        8,227       9,074
Purchase of Available for Sale
 Securities                           (4,225)     (16,200)    (41,458)
Increase in Loans-Net                (12,389)     (15,157)    (41,537)
Payment for purchase of Bank of
 Troy-Net of cash acquired                 0            0      (5,957)
Purchases of Premises and
  Equipment                           (1,676)      (2,125)     (1,351)
Net Cash Provided by
 Investing Activities                (15,221)     (14,642)    (65,734)

Financing Activities

Net increase (decrease) in Demand
 and Savings Accounts                 (2,429)      (7,890)     10,271
Increase (decrease) in
 Time Accounts                         1,116        1,194      30,524
Increase (decrease) in Long
 Term Debt                            12,835        5,360      11,582
Treasury Stock Transactions              181          112         (29)
Proceeds from Sale of Common Stock       278          485       4,416
Cash Dividends Paid                   (1,697)      (1,410)       (789)
Net increase (decrease) in
 Short-term Borrowings                   345         1,041      1,504

Net Cash Provided (used) by
 Financing Activities                 10,629        (1,108)    57,479

Increase (decrease) in Cash
 and Cash Equivalents                 (1,084)      (13,681)    (5,887)

Cash and Cash Equivalents at
  Beginning of Year                   17,410        28,318      18,846

Cash and Cash Equivalents at
  End of Year                        $16,326       $14,637     $12,959

Cash payments made for interest and income taxes during the years presented are as follows:

                                            2000       1999         1998
        Interest                           $8,905      $8,856       $7,070
        Income Taxes                        2,448         941        1,764

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)
                              (stated in thousands)

A non cash transaction took place on January 1, 1999 to purchase First Volunteer Bank and its holding company. The parent company was purchased by issuing 445,000 shares of our stock. The First Volunteer Investment comprises various assets and liabilities.

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



FIRST CITIZENS BANCSHARES, INC.
STATEMENT OF COMPREHENSIVE INCOME
STATED IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                              THREE MONTHS     SIX MONTHS
                             ENDED JUNE 30    ENDED JUNE 30
                             2000      1999   2000     1999

Net Income                 $1,368    $1,533 $2,842   $2,890

Changes in Available
 for Sale Securities          (98)   (1,890)   (90)  (2,779)
Tax Impact (Available for
 Sale Securities)              39       756     36    1,112

Comprehensive Income       $1,309    $  399 $2,788   $1,223

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                  June 30, 2000

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 2000, the consolidated statements of income for the six month period ended June 30, 2000, 1999 and 1998, and the consolidated statement of cash flows for the six month periods then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.
Note 3 - Short Term Borrowings
                                            June 30  June 30
                                              2000     1999

Amount Outstanding-End of Period             $46,435 $39,148
Weighted Average Rate of Outstanding           5.95%   4.79%
Maximum Amount of Borrowings at Month End    $46,435 $49,148
Average Amounts Outstanding for Period       $40,904 $46,354
Weighted Average Rate of Average Amounts       4.67%   4.77%

Note 4 - Long-Term Debt

Long term debt is comprised of Federal Home Loan Bank Borrowings, ESOP debt and finance company debt. The Finance Company and ESOP debt is classified as long term debt due the bank's intent to renew. Parent company ESOP debt is with Suntrust-Nashville. The average life is as presented and the FHLB Funds are matched with loans and investments.


                       Average Average  Average
                       Volume   Rate    Maturity  Variable

FHLB Borrowings        $21,460 5.94%   2 Years       Fixed
Finance Company Debt   $ 1,000 6.00%   5 Years       Fixed
ESOP Obligation        $ 1,101 7.90%   7 Years       Monthly

                         FIRST CITIZENS BANCSHARES,INC.
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                  June 30, 2000


Note 5 - Statement of Cash Flows

                                   June 30,
                        2000         1999         1998
Actual payments made
 during the periods:

Interest               $8,905      $ 8,856      $ 7,070
Income taxes            2,448          941        1,764

Note 6 - Contingent Liabilities

There are no material pending litigations as of the current reportable date that would result in a liability.

Note 7 - Investment Securities

The differences between book values of investment securities and market values at June 30, 2000 and December 31, 1999, total ($3,483) and ($3,394)respectively. FASB 115 requires banks to classify securities as held to maturity, available for sale, and trading. First Citizens has $0 in the trading account. Available for Sale securities values are adjusted to market quarterly and the adjustments flow to the capital account (net of tax). Held to maturity securities are stated at amortized cost. Available for sale securities reflects a $98 decrease for the 3 month period ending June 2000 and, net of tax, ($59) flowed to the capital account. These movements can fluctuate with the bond market.

First Citizens has not engaged in derivative activities (as defined by paragraphs 5-7 of FASB 119) for any of the reported periods.

Note 8 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc. and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards established by regulators. The consolidated Tier 1 and Tier 2 ratios are 12.90% and 14.06% respectively.

Note 9 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax account reflects an asset totaling $676. Timing differences mainly consist of Reserve for Loan Loss timing differences.

Note 10 - Reserve for Loan Losses

FASB 114 and 118 was implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                  June 30, 2000

The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance             $2,453
Amount of Recorded Balance with Related Allowance     $1,985
Amount of Recorded Balance with no Related Allowance  $  468

Interest income recognized on impaired loans is recognized on a cash basis. Cash receipts will be applied as cost recovery or principal recovery first, consistent with OCC Regulations.

First Citizens will continue to make sure the overall reserve is adequate in addition to the impaired loans.

Note 11 - Asset Impairment

The Financial Accounting Standards Board issued Statement 121 addressing the accounting for impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and the good-will related to those assets. The statement addresses accounting for long-lived assets and certain identifiable assets to be disposed.

The statement requires assets that are to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

As of the reportable date, there are no FASB 121 adjustments.

Note 12 - FASB 128 and 129 - Earnings Per Share

First Citizens Bancshares has a simple capital structure, having only common stock outstanding. The method used for computing the weighted average shares is based on a daily weighted average amount. First Citizens has no preferred stock, redeemable stock, or other items that would dilute basic earnings per share.
Note 13 - FASB 130 - Comprehensive Income

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

Note  14  -  FASB  132   Employers'   disclosures   about   pensions  and  other
postretirement benefits.

First Citizens and its subsidiaries do not sponsor any defined benefit plans or postretirement benefits.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                  June 30, 2000

Note 15 - Leveraged ESOP
Origination Date: 06/25/98

First Citizens Bancshares has guaranteed a $2 million loan payable to Suntrust Bank of Nashville, Tennessee at the rate of Libor plus 1.20 percent. Accrued interest is payable quarterly commencing July 1, 1998. Principal shall be paid in equal quarterly payments of $52 commencing October 1, 1998. There are no prepayment penalties associated with this loan. It is our intent to pay this
loan off within  7  years.  First  Citizens   Bancshares  issued  85,106 shares
at the market/appraised price of $23.50 to use for the ESOP purchase/leverage. The parent company also recorded a note payable and a contra equity account for this transaction. The contra equity account is called unallocated ESOP shares. The source of loan repayment is the lead bank (First Citizens National
Bank). First Citizens will record as an expense the contributions for the funding of the payments to the ESOP. First Citizens National Bank contributes 10% of covered payroll on an annual basis to the ESOP.

First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and Trust is considered a money purchase/stock bonus plan. The plan trustee is the Investment Management and Trust Services Division of First Citizens National Bank. The eligibility requirements to participate in the plan are: completed 1 year of service and attained the age of 21. Each year First Citizens National
Bank  will   contribute  10%  to  the  money  purchase   pension  plan.
Contributions to the stock bonus plan are discretionary. The stock bonus plan has not been utilized in the last decade. An employee has to be employed on the last day of the year and have completed 1000 hours of service to receive a contribution.

The current ytd ESOP expense was $335 thousand.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address material changes in income and expense accounts when compared to the quarter ending June 30, 2000. Reference should be made to the financial statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of both First Citizens and First Citizens Bancshares Inc. (Bancshares). Limited activity to date by the Holding Company does not materially affect the income report.

The first two quarters of year 2000 have been dominated by extreme volatility in financial markets. Bank stocks have been hit especially hard as the Federal Reserve continued efforts to calm the threat of inflation by slowing the rapid rate of economic growth. The weapon of choice in this effort has been to increase interest rates, having increased rates six times by a total of 1.75 percentage points in the past year. A rising rate environment is bad news for banks, as pressures to net interest margins are reflected in reduced net interest income. The good news would appear to be that the Fed may be at or close to the end of their rate increases. Net income remained relatively flat decreasing 1.66%, when compared to first two quarters of 1999. Net income for the three months ended June 30, 2000 and 1999 was $1,368,000 and $1,533,000, resulting in earnings per common share

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT)

of $0.37 cents and $0.42 cents per share. Net income for the six months ended June 30, 2000 and 1999 was $2,842,000 and $2,890,000 or $.077 cents and $.080 cent per common share. Even though net interest margins increased slightly during the first half of 2000, it is expected that the remaining two quarters will be more negatively impacted by a declining net interest margin, a direct result of rising rates.

Year to date returns on average assets and equity are 1.18% and 12.76% respectively, compared to 1.24% and 13.37% for the same period in 1999. Both performance ratios are earnings driven and, as a result, reflect pressures that exist throughout the financial services industry. Current economic conditions present a challenge to earnings potential of First Citizens. However, we will deal with the challenge by intensifying efforts to create new sources of fee income, examining processes to maximize efficiencies, and growing the customer base through aggressive business development.

Total assets are up $15,144,000, an increase of 3.21% from June 30, 1999. Second quarter loan growth continued at the moderate pace set during first quarter, and as of June 30, 2000 was up 4.85% from June 30, 1999. Deposit growth for the twelve months ending 6/30/00 was $12,200,000, an increase of 3.43 percent. Shareholders equity was up 4.02%, ending the first half with a balance of $45,378,000.

Dividends to shareholders were increased 20% from the same period one-year ago, paying 45 cents per share compared to 37.5 cents per share the first two quarters of 1999. The number of shares outstanding at June 30, 2000 was 3,718,000, up from 3,703,000 in 1999. The Dividend Reinvestment program was suspended after twelve years with payment of June 15, 2000 dividend. The decision to suspend the program resulted from the inability to purchase shares in the market place to support the needs of Dividend Reinvestment. The Board determined that issuing new shares to fund the program was not in the best interest of shareholders.

Quality of the loan portfolio continues to be a primary focus of bank management. Total loans as of June 30, 2000 were $337,565,000 compared to $325,377,000 at December 31, 1999. Second quarter internal loan review report indicates that the loan portfolio is in good condition based on the percentage of problem loans to gross capital funds as of June 30, 1999. Total non-performing loans at June 30 2000 were .89 percent of the loan portfolio compared to .71 percent for peer group average. For further discussion of the loan portfolio refer to the section labeled Composition of Loans.


During June, the Super Money Market Branch located inside the Kroger Supermarket on Highway 78 was closed. Significant effort was expended to redirect customers to other branches, with focus being on our new Green Village Office. The Super Money Market office has for a number of years evolved to be a paying and receiving station. Net losses continued to increase, with budget projections for the current year at (-)$195,000. Monthly costs on a lease negotiated with NBC in 1986, increased with each renewal at five-year intervals, and are currently more than twice the rental rate for comparable space in the Dyersburg area. Our commitment on the current renewal period will expire in May of 2002. At that time monthly lease payments will cease and the property will be released to Kroger Company. The newly constructed 6400 square foot facility at Green Village is designed to generate and service a much larger customer base than currently exists. The addition of a commercial lender to staff, a small business center designed to focus on the needs of local business and a full service postal facility lay the groundwork for growth and development at this location.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

First Citizens continues to take an aggressive approach to meeting customer demands for internet based banking services. "nBusiness", an internet based cash management application, is in test market with five of the banks local small business customers. The test period is projected to extend for 90 business days before offering the service to small business owners. The bank's Small Business Center located at the Green Village Office will also support internet based financial support services, such as development of a small business financial plan, payroll and marketing.

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

The Act contains seven titles, each of which focuses on a different aspect of the financial services industry. An overview of the Act can be summarized using the following points:

- Removes barriers between insurance, banks, and securities by allowing these entities to merge and sell each other's products under a holding company structure with some exceptions.
- Reasserts the supremacy of state regulation of the business of insurance with specific exceptions.
- Prohibits companies outside the financial services industry to purchase (merge/affiliate) with insurers, banks, and/or securities firms.
- Allows banks to sell insurance and securities products as long as it discloses to the purchasers that these products are not guaranteed by the Federal Deposit Insurance System.
- Prohibits banks from tying the purchase of insurance and securities products as conditions for loan approvals.
- Permits affiliated companies to share customers' personal data with each other but gives the customer the right to prohibit the sharing of this data with companies outside the holding company structure.
- Allows states to preempt federal laws that offer greater privacy protections than those included in the Financial Services Modernization Act.
- Requires states to enact uniform laws and regulations governing the licensure of individuals and entities authorized to sell and solicit the purchases of insurance within and outside a state.

What does this mean for First Citizens? It means that First Citizens Bancshares, Inc. has requested and been granted approval from the Federal Reserve Bank of St. Louis to change its' Bank Holding Company status to a financial holding company effective June 8, 2000. As a financial holding company, Bancshares may engage in any type of financial activity, including any type of insurance or securities activity, or become affiliated with any type of financial company. A Financial Holding Company is subject to the same regulations as other bank holding companies, including reporting, examination, supervision, and consolidated capital requirements imposed by the Federal Reserve Board. There are however, ways in which an FHC will be regulated differently than other bank holding companies, including the conditions it must satisfy to be an FHC; and the reduced requirements regarding notice and prior approval that will apply when the company commences new activities or new affiliations. A second change will be increased competition as large-scale independent

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

investment bankers (brokerage firms, insurance companies, mutual funds) are likely to begin offering banking services in offices nationwide. The good news is, our focus on diversification has placed the Company in a position to compete by offering the same products and services at convenient locations by a staff our customers know and trust. Through utilization of technology, we offer the same sophisticated services as larger banks with offices nationwide. One example is our Internet Banking Account that has drawn rave reviews from existing and new customers. Customers of First Citizens Financial Plus have access to on-line trading and White and Associates/First Citizens Insurance has established a web presence that will progress toward on-line insurance sales.

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

First Citizens intends to pursue challenges and opportunities presented by "Financial Modernization". We have made the choice to compete and will do so in an aggressive manner. We intend to maximize our potential for success as we focus on the following:


- Market Awareness - Business decisions will be driven by a clear understanding of the financial needs of existing and potential customers, a focus on enhancing our ability to serve those needs and an awareness of changes which might impact either or both.

- Strategic Planning - Establishing a clear direction for the future of First Citizens, understanding what must be done to accomplish established goals and recognizing signs that might indicate a need to rethink the strategy are key components of the Plan. The management team, acting under guidance of a diverse and committed Board of Directors is positioned to execute a well thought out Strategic Plan.

- Technology Utilization - Automated customer information systems, electronic banking and remote distribution of services are as available to First Citizens as to the largest bank in America. We are committed to investing resources in a manner that will allow us to remain competitive as the information age continues to grow and mature.

- Staff Development - There is no one element within an organization more important to success than is the quality of staff. In spite of automation and the efficiencies of outsourcing, community banks still need people. In response, a formalized Staff Development program was introduced in 1999, which will support and enhance the quality of current and future management of First Citizens at all levels. Recognizing leadership skills, enhancing abilities through training and supporting realistic career goals are primary objectives of this ongoing process.

The likely focus of the immediate future in this industry is the convergence of financial services. Our emphasis on diversification in recent years has placed First Citizens in the enviable position of being able to effectively compete in this new environment.

The following table compares year-to-date non-interest income, and expense of First Citizens as of June 30, 2000, 1999, and 1998:

                               Non-Interest Income
                                 (in thousands)

                June 30            June 30            June 30
                2000   % of Change  1999 % of Change    1998
Service Charges
 on Deposit
  Accts.       $1,255   10.08%      $1,140     29.70%    $  879
Other Income   $1,310    9.71%      $1,194     34.16%    $  890
Trust Income   $  429  (13.15%)     $  494     24.12%    $  398

TOTAL NON-INTEREST
  INCOME       $2,994    5.86%      $2,828     30.51%    $2,167

Total non-interest income increased 5.86% and 30.51% when comparing 2000 to 1999 and 1998. The increase reflects a continued focus on fee income and the bank's commitment to diversifying the income stream. Service Charges on Deposit Accounts, which includes income from overdraft fees was up 10.08% when compared to June 30, 1999. Increased sales in Broker Services and Insurance, reflective of the bank's referral and sales program, resulted in a 9.71% increase in Other Income. Referrals resulting in closed sales increased 72% when comparing the first half of 2000 to 1999. Income received from Investment Management and Trust Services was down 13.15% from last year. A large portion of fee income in this area is calculated as a percent of portfolio market value. The volatility in the financial markets has resulted in a decrease in market value of many investment portfolios, thus negatively impacting derived income in this area. In addition, a portion of the fees due on certain accounts were not collected before June 30, 2000, therefore are not reflected in the Trust Income total.

                              Non-Interest Expense
                    2000 % of Change  1999 % of Change 1998

Salaries & Employee
 Benefits           $4,461   4.42%  $4,272  24.92%    $3,420
Net Occupancy
 Expense            $1,414  12.57%  $1,256  29.69%    $  969
Other Operating
 Expense            $2,009   1.36%  $1,982  24.27%    $1,595

TOTAL NON-INTEREST
  EXPENSE           $7,884   4.98%  $7,510  25.51%    $5,984

   Non Interest Expense

Non-interest expense increased slightly to $7,884,000 in 2000 from $7,510,000 in 1999 reflecting ongoing efforts to monitor and control expense categories such as salaries and benefits, net occupancy expense and other operating expense. A comparison of staffing levels reveals that First Citizens maintains one fulltime equivalent employee for every 2.4 million in assets. Peer banks ratio as of 6/31/00 was 2.61 million dollars in assets per employee. Unlike most peer banks, First Citizens maintains an Investment and Trust Services Division, Brokerage Firm, Agricultural and Mortgage Lending Department, and a Finance Company. Each of these entities adds additional staff, as does the extended banking hours on Thursday, Friday, and Saturday. First Citizens is committed to attracting and retaining well qualified personnel by offering salaries and employee benefits which equal or exceed peer companies, paying bonuses when productivity standards are met, and enhancing career opportunities by promoting from within when possible. Fulltime equivalent employees were 197 at 6/30/00. First Volunteer acquisition (21), Opening of Delta Finance II (2), and employees hired to establish brokerage and mortgage lending service in Obion and Lauderdale Counties (3) Electronic Banking/Call Center (3) increased FTE approximately 30 employees in 1999. The opening of the new Green Village facility, designed to generate and service a much larger customer base, increased FTE by three employees with the addition of a Commercial Loan Officer, Post Office employee and another Customer Service Representative.

Technology investments resulted in an increase in computer expense and the related depreciation to those investments. Net occupancy and other operating expense increased 12.57% and 1.36% respectively when compared to 6/30/99. Installation of a Wide Area Network was completed the last half of 1998. Other investments in technology related equipment were the purchase and installation of computer related wiring and equipment associated with bringing Bank of Troy and First Volunteer computer systems online with those of First Citizens National Bank. Net occupancy expense is projected to continue to increase as technology is installed to meet the needs of our customer base. These costs will be offset in part by the reallocation of employees to fee income producing positions. Other operating expense increased in 1999 due to organizational cost associated with the Insurance Agency, Bank of Troy and First Volunteer acquisitions.

                                    Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending June 30 for the years indicated:

                               COMPOSITION OF DEPOSITS
                                   (in thousands)
                       2000             1999            1998
                 Average  Average Average Average  Average  Average
                 Balance   Rate   Balance  Rate    Balance   Rate
Non-Interest
Bearing Demand
Deposits         $ 40,771  0.00%  $ 37,139  0.00%  $ 33,353   0.00%

Savings Deposits $116,126  3.05%  $119,609  2.88%  $ 92,429   3.23%

Time Deposits    $210,730  5.60%  $190,227  5.26%  $185,511   5.63%
TOTAL DEPOSITS   $367,627  4.17%  $346,975  3.87%  $311,293   4.19%

Total deposits for the company have increased approximately 6% and 11.46% when comparing 2000 to 1999 and 1998. Deposit growth in 2000 is reflected primarily in Time Deposits with an 11% increase from 1999. Deposit instruments are created to target local consumers, professionals, and small businesses as its primary deposit base. These instruments consist primarily of demand deposits, savings accounts, certificates of deposits and individual retirement accounts. Senior products consist of discount service charges and other benefits designed for that market segment.

Non-interest bearing deposits increased $7 million since 1998. Retention of Savings and time deposits continues to be a challenge with increased competition by brokerage firms, insurance companies and other financial service providers. The company's market place is considered highly competitive, with a fairly sophisticated customer base. According to a market share analysis, Bancshares holds approximately 54% of bank deposits domiciled in Dyer County. First Citizens competes with First Tennessee Bank, N.A. (21% of total deposits), Union Planters National Bank (12%), Security Bank (15.5%) and City State Bank (2%) in the Dyer County market. The bank also competes with the Dyersburg Dyer County City Employees Credit Union, several finance companies, three brokerage firms, and numerous other types of financial services providers. First Citizens competes with 2 or more large community bank competitors in the Obion County as well as all other types of financial service providers. Competitor marketing programs are aggressive in seeking new deposit dollars with advertising programs that offers rates on certificates of deposits in excess of 7 percent and above in some market areas. First Citizens holds in excess of 15% of total deposits in Obion County and 4% in Lauderdale County. Economic indicators for the West Tennessee area are extremely optimistic. We expect the population to grow at a marginal rate, in the three counties in which we have banking locations. Dyer County is projected to grow from the 1998 population of 36,489 to 37,400 by the year-end 2003. Previous expectations of Lauderdale County were for the population to decline. However current projections call for an increase from 31,960 to 32,055, a gain of less than 1 percent. The population of Obion County is projected to increase slightly in the next five years.

Average  rates  paid on  deposits  continue  to  reflect  sound  asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit strategy adopted in 1996 reflected a shift from paying higher rates to obtain retail deposits to the purchase of wholesale deposits. Interest cost of wholesale deposits in comparison to market rates paid on retail deposits often provides for net interest margins that compliment the bank's capital plan. In order to stimulate deposit growth moving into the third quarter of 1999, a decision was made to increase deposit rates to a level more in line or slightly above Dyer County market rates. The decision to pay higher rates was based on the need to acquire or retain a total customer relationship and to attract deposits to fund aggressive loan demand. It is presently more cost effective and efficient to borrow wholesale funds which can be earmarked for a specific dollar amount and allow for a more precise management of maturities. Therefore, aggressive pricing of deposits is based on total customer relationship, and in some cases, high volume deposits. During the second quarter of 2000, a new competitively priced 18 month CD was introduced which boasted the feature of an interest penalty waiver for early withdrawal after the CD has been on deposit for 12 months. The term on this CD was designed in accordance with our strategic funding objectives.

The bank determines the level to which short-term and marketable assets are available to fund short-term liabilities and outflow of deposits through its liquidity ratio. The liquidity ratio at 6/30/00 was 8.96% well within the policy range of 6.06% to 9.24%. Another measure of liquidity is the dependency ratio that indicates the degree to which volatile liabilities are being relied upon to fund longer term assets. The lower the dependency ratio, the more liquid the bank. First Citizens dependency ratio as of 6/30/00 was 23.85% within policy guidelines of 20.28% to 24.65%.

Sweep accounts totaling $16,860,000 are not included in the average balances for deposits. The "Sweep" total is included in the balance sheet category of securities sold under agreement to repurchase. Repurchase agreements ("sweep") is a product offered to large balance customers, which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on June 30, 2000:

              Maturity Distribution Of Time Certificates Of Deposit In Amounts of $100,000.00 Or More As Of June 30, 2000
                                                   (in thousands)
                      Maturity                      Total Amount
               3 months or less                    $34,871
               3 through 12 months                 $32,735
               1 year - 3 years                    $ 5,013
               over 3 years                        $   230
                                            Total  $72,849

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earnings assets and average costs on interest bearing liabilities. The average yield on interest earning assets reflects an increase when reviewing information presented in the table. Interest earning assets as of 6/30/00 were $430,324,000 at an average rate of 8.84% compared to $426,108,000 average rate of 8.57% at 6/30/99. The average rate on total interest bearing liabilities was 4.74%, 4.34% and 4.98%, as of June 30, 2000, 1999, and 1998. Net yield on average earning assets was 4.53%, 4.63%, and 4.48%. Maintaining interest rate margins achieved in prior years continues to be a challenge. When interest rates rise, customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. In a rising rate environment, the competition for deposit dollars increases and outflow to mutual, funds brokered CD's and other non traditional investments increases. The sensitivity to loan rates also increases as banks scramble to retain quality customers being "courted" by the competition. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from a material negative impact brought about by volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                                   First Citizens Bancshares
                                      Quarter Ending June 30
                            Monthly Average Balances and Interest Rates
                                          (in thousands)
                                2000                    1999                    1998
                     Average           Average Average          Average Average         Average
                     Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)(3)    $328,974 $7,819  9.50%   $310,911 $7,256   9.33%  $265,028  $6,385   9.64%
Investment Securities:
  Taxable            $ 85,635 $1,409  6.58%   $ 96,798 $1,576   6.52%  $ 80,158  $1,331   6.64%
Tax Exempt (4)       $14,059  $  270  7.68%   $ 14,233 $  240   6.75%  $ 12,175  $  218   7.16%
Interest Earning
  Deposits           $ 1,656  $   19  4.58%   $    971 $   11   4.54%  $    480  $    6   5.00%
Trading Account      $     0  $    0  0.00%   $      0 $    0   0.00%  $      0  $    0   0.00%
Federal Funds Sold   $     0  $    0  0.00%   $  3,195 $   41   5.14%  $  1,411  $   56  15.87%
Lease Financing      $     0  $    0  0.00%   $      0 $    0   0.00%  $      0  $    0   0.00%
Total Interest
  Earning Assets     $430,324 $9,517  8.84%   $426,108 $9,124   8.57%  $359,252  $7,996   8.90%
NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks              $ 14,869 $    0  0.00%   $ 14,190 $    0   0.00%  $ 10,912  $    0   0.00%
Bank Premises and
  Equipment          $ 14,223 $    0  0.00%   $ 12,313 $    0   0.00%  $  9,110  $    0   0.00%
Other Assets         $ 19,745 $    0  0.00%   $ 18,910 $    0   0.00%  $ 13,950  $    0   0.00%
Total Assets         $479,161 $    0  0.00%   $471,521 $    0   0.00%  $393,224  $    0   0.00%

LIABILITIES AND
SHAREHOLDERS' EQUITY:
INTEREST BEARING
 LIABILITIES:

Savings Deposits     $116,126 $  886   3.05%  $119,609 $  861   2.88%  $ 92,429  $  747   3.23%
Time Deposits        $210,730 $2,952   5.60%  $190,227 $2,499   5.26%  $185,511  $2,511   5.63%
Federal Funds
 Purchased and
 Other Interest
 Bearing
  Liabilities        $ 63,334 $  804   5.07%  $ 77,138 $  832   4.32%  $ 43,730  $  714   6.53%
Total Interest
 Bearing
  Liabilities        $390,190 $4,642   4.75%  $386,974 $4,192   4.34%  $318,759  $3,972   4.98%
 NON-INTEREST
  BEARING
  LIABILITIES:
Demand Deposits      $ 40,771 $    0   0.00%  $ 37,139 $    0   0.00%  $ 33,353  $    0   0.00%
Other Liab.          $  2,994 $    0   0.00%  $  3,087 $    0   0.00%  $  1,887  $    0   0.00%
Total Liab.          $433,955 $    0   0.00%  $427,200 $    0   0.00%  $356,910  $    0   0.00%
SHAREHOLDERS'
  EQUITY             $ 45,206 $    0   0.00%  $ 44,321 $    0   0.00%  $ 36,314  $    0   0.00%
TOTAL LIABILITIES
 AND SHAREHOLDERS'
 EQUITY              $479,161 $    0   0.00%  $471,521 $    0   0.00%  $393,224  $    0   0.00%
NET INTEREST
 INCOME              $        $4,875          $      0 $4,932   0.00%  $      0  $4,024   0.00%
NET YIELD ON
 AVERAGE EARNING
 ASSETS
 (ANNUALIZED)        $        $    0   4.53%  $      0 $    0   4.63%  $      0 $     0   4.48%

[FN]
(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)     Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                              COMPOSITION OF LOANS

Total loans as of 6/30/00 were $337,565,000 compared to $322,048,000 at 6/30/99.
Loans acquired in merger and acquisition activity added approximately $58 million to the loan portfolio in 1999. Real Estate Mortgage loans comprise over 59% of First Citizens' total loan portfolio. Commercial expansions in retail as well as medical facility construction represent a significant volume in total real estate loans.

Commercial Real Estate Loans were $95,573,041 as of 6/30/00, up 16.32% when compared to the same time period in 1999. One to Four Family Residential and Home Equity loans comprise approximately 41% of total portfolio compared to 35% in 1999. Residential Real Estate Loans were $111,091,624 as of 6/30/00, up 5.1% when compared to the same period in 1999. The Dyer County population is approximately 41,000 based on 1997 estimates (Dyersburg/Dyer County Chamber of Commerce Publication). The upward trend in residential mortgages is not only attributed to acquired loans but, to growth in population and new home starts in Dyer and the surrounding counties. New housing starts in 1999 totaled 73 in Dyersburg and 135 in Dyer County. Demographics from the Dyersburg/Dyer County Chamber of Commerce reflect Dyersburg as one of the fastest-growing communities in Tennessee. During the 1980's the population increased 16.4%. Tennessee named Dyer County a Three-Star Community for 15 consecutive years based on its community economic development preparedness. Dyersburg/Dyer County is a regional, retail, medical, employment and cultural center for more than 300,000 people who live in 10 surrounding counties. The 1997 per capita income for trade area counties list Dyer County at $20,178, Obion at $20,818 and Lauderdale at $16,888. Other surrounding counties range from $11,705 to $19,487. A diversified mix of employment opportunities has provided a stable, growing economy. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing 40.5%. Dyer County's unemployment rate for June, 2000 was 5.9% unchanged from first quarter. The unemployment rate for Obion and Lauderdale Counties was 4.1% and 5.8% respectively. The State of Tennessee rate was 3.6%.

First Citizens is the largest agricultural lender in the state of Tennessee and is an approved Farm Credit Services lender. Agriculture comprises a significant portion of the Dyer County Market. Total farm land in production is approximately 231,000 acres or 56% of Dyer County land. Farming is a $79 million industry in the county with Dyer County being Tennessee's no. 1 producer of soybeans, grain, sorghum, and commercial vegetables. Other important crops are wheat, cotton, and corn. The county's 509 farm operations average 453 acres with an average value of $499,501. Agricultural credit 90 days or more past due total $1,450,686 or .43% of total loans. Agricultural problem loans total $2,603,514 or .77% of total loans.

Growth in the  consumer  loan  portfolio  slowed in early  1997,  because  of an increase in the number of bankruptcies in the State of Tennessee as well as perceived deterioration in consumer credit within Dyer County. Loan Administration developed credit scoring tools as well as tighter consumer lending policies to manage consumer losses. Past due consumer loan total was $710,337 or .21% of total loans.

The following table sets forth loan totals net of unearned income by category for the past five years:
                                            June 30
                                         (in thousands)

                            2000    1999     1998      1997      1996
Real Estate Loans:
 Construction             $ 34,501 $ 31,072 $ 23,461  $ 20,579 $ 14,924
 Mortgage                 $199,651 $181,101 $157,373  $130,584 $116,719
Commercial, Financial
 and Agricultural Loans   $ 62,776 $ 68,735 $ 56,166  $ 44,912 $ 53,279
Installment Loans to
  Individuals             $ 37,758 $ 38,387 $ 31,421  $ 24,485 $ 22,083
Other Loans               $  2,879 $  2,753 $  2,524  $  2,314 $  2,250

TOTAL LOANS               $337,565 $322,048 $270,945  $222,874 $209,255

The provision for loan losses increased in proportion to loan growth as required by bank loan policy. The provision at 6/30/00 was $3,898,000 or 1.15% of total loans. Policy requires a provision of at least one percent of total loans.
Experience of the lending staff and adherence to loan policy lends a comfort level to the portfolio that supports the Loan Loss Allowance at the present level. Problem loans at 6/30/00 are $8.1 million or 2.39% of total loan portfolio, down 10.34% from $8.9 million for the same period in 1999.

                           Composition of Loans

                                          Due after
                         Due in one       one year but        Due after
                        year or less     within five years    five years
                                          (in thousands)

Real Estate               $ 49,673          $130,210             $54,269
Commercial, Financial
 and Agricultural         $ 34,801          $ 24,140             $ 3,835

All Other Loans           $ 17,823          $ 22,572             $   242

TOTAL                     $102,297          $176,922             $58,346

Loans with Maturities After One Year for which:
                                                  (in thousands)
   Interest Rates are Fixed or Predetermined         $202,832
   Interest Rates are Floating or Adjustable         $ 32,436

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


The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $51,914,000 as of 6/30/00.

The average yield on loans of First Citizens National Bank for the second quarter of the years indicated is as follows:

                               2000 -  9.50%
                               1999 -  9.33%
                               1998 -  9.64%
                               1997 -  9.82%
                               1996 -  9.57%


         Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $134,733,000 or 39.91% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is down from 44.91% at 6/30/99. Maturities in the one to five year category total $176,922,000.

                              NON-PERFORMING ASSETS

Total non performing loans as of quarter end represent .89% of the loan portfolio compared to peer group .71% (3/31/00). Loans belonging to only three agricultural borrowers added approximately $2.6 million to the non-performing loan total during the 2nd quarter. Total non-performing loans at 6/30/99 represent .29% of total loans compared to peer group total of .82%. Non-accrual loans as of June 30, 2000 total $985,000 compared to $662,000 at 6/30/99 representing a net increase of $323,000.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. Gross interest income that would have been recorded for the six months ending 6/30/00 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $46,000. Interest income on loans reported as ninety days past due and on interest accrual status was $95,000 for year-to-date 2000. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loan total at June 30, 2000 was zero.

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

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

                              Non-Performing Loans
                                     June 30
                                 (in thousands)

                                        90 Days Past Due
      Year     Non-Accrual              Accruing Interest   Total

     2000        $  985                    $2,015           $3,000

     1999        $  662                    $  255           $  917

     1998        $  316                    $  331           $  647

     1997        $1,097                    $  225           $1,322

     1996        $1,725                    $  116           $1,841


                            LOAN LOSS EXPERIENCE AND
                            RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs - $141,000 (2) recovery of loans previously charged off - $83,000 and (3) additions to Reserve - $194,000. Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and deposit overdrafts. The Reserve for Loan Losses Balance at quarter end was $3,898,000 or 1.15% of total loans. Bank policy mandates a reserve balance equal to one percent of total loans. Projected charge-offs for the year are approximately $700,000.

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

VI.  OTHER REAL ESTATE OWNED                               $
                                                           ______
     RESERVE REQUIRED                                      $

     RESERVE BALANCE                                       $

     EXCESS (DEFICIT)                                      $

     RESERVE AS % OF TOTAL LOANS %
     PEER GROUP %
     LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS
                    .% OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/00 to be as follows:

Domestic                                          Amount
  Commercial, Financial & Agricultural           $150,000
  Real Estate-Construction                              0
  Real Estate-Mortgage                            150,000
  Installment Loans to individuals                400,000
Lease financing                                         0
Foreign                                               N/A
               01/01/00 through 12/31/00   Total $700,000

The book value of repossessed real property held by the bank at 6/30/00 was $296,000. The balance as of 6/30/99 was $226,000. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

                Loan Loss Experience and Reserve for Loan Losses
                             Quarter ending June 30
                                 (in thousands)
                         2000     1999      1998    1997     1996
Average Net Loans
Outstanding            $328,974 $310,911 $265,028 $216,306 $201,924

Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  3,762 $  3,940 $  3,197 $  2,446 $  2,289

Loan Charge-Offs       $   (141)$   (158)$  (146) $    (79)$    (96)

Recovery of Loans
Previously Charged Off $     83 $     38 $    79  $     38 $     32

Net Loans Charged Off  $    (58)$   (120)$   (67) $    (41)$    (64)

Additions to Reserve
Charged to Operating
Expense                $    194 $    196 $   308  $    191 $    134

Changes incident to
Mergers                $      0 $     0  $      0 $      0 $      0

Balance at End of
Period                 $  3,898 $  3,822 $ 3,438  $  2,596 $  2,359

Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding                (.01%)  (.03%)   .02%    (.02%)   (.04%)

The following table will identify charge-offs by category for the period ending 6/30/00.

Charge-Offs:                              2000     1999
Domestic
  Commercial, Financial and Agricultural $ 57      $ 12
  Real Estate - Construction                0         0
  Real Estate - Mortgage                   13         0
  Installment Loans to Individuals         51       121
  Lease Financing                           0         0
  Credit Cards                             20        25
    Total                               ($141)    ($158)
Recoveries:
Domestic:
  Commercial, Financial and Agricultural $ 10      $  0
  Real Estate - Construction                0         0
  Real Estate - Mortgage                   27         0
  Installment Loans to Individuals         44        38
  Lease Financing                           0         0
  Credit Cards                              2         0
    Total                                $ 83      $ 38
         Net                                 $(58)    $(120)

INVESTMENT SECURITIES

The book value of listed investment securities as of the dates indicated are summarized as follows:

                      Composition of Investment Securities

                                     June 30
                                 (in thousands)

                       2000      1999      1998      1997      1996
U. S. Treasury &
 Government Agencies $82,103    $88,321   $73,311   $66,322   $63,154
 State & Political
 Subdivisions        $14,402    $13,606   $12,078   $11,321   $10,756
 All Others          $ 3,788    $ 3,160   $ 2,676   $ 3,032   $ 3,435

          TOTALS    $100,293   $105,087   $88,065   $80,675   $77,345

A major function of the bank's investment portfolio is to maximize returns from investments while controlling the basic elements of risk. A second goal is to provide liquidity and meet financial needs of the customer base. Investment Securities also serve as collateral for government and public funds deposits. Investments for the second quarter, 2000 were down approximately $5 million when compared to the same period in 1999. Sales made from the Available for Sale account totaled $0. Book value compared to market value resulted in a negative entry to the capital account of $54 thousand for the year. FASB 115 requires banks to mark to market investment securities held in the Available for Sale portion of the Investment portfolio. Mark to market dictates that these investments be marked up or down to account for fluctuation in market value created by changes in interest rates. The effect to capital is temporary if securities are held to maturity. The average maturity of the portfolio is 7 years and 3 months. The average pretax yield at 6/30/00 was 6.42% compared to 6.27% at 6/30/99. Tax free investments total approximately $14.4 million as of quarter end. Securities purchased during 2000 total $4.2 million while securities sold total $0.

Fixed rate holdings currently have an expected average life of 5.9 years. It is estimated that this average life would extend to 6.4 years should rates rise 100 or 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would likely decrease to 5.0 years.

In terms of price sensitivity, we estimate that if rates were to increase 100 basis points, market value of the portfolio would fall by 4.3%, while rates rising 200 basis points would impact the market value by a negative 8.6%. This is comparable with the price sensitivity of a Treasury bond with a term of about 5 years. If rates drop 100 basis points, we estimate that the market value would increase by 4.0%.

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

Maturities in the portfolio are made up of 4% within one year, 40% after one year and within five years, 42% after five years and within 10 years, and 14% after 10 years. Maturities were extended from 5 to 10 years on most securities purchased the first half of 2000. Management made a conscious effort to extend maturities for a higher yield on the portfolio. Securities purchased with extended maturities bear call features ranging from 1 to 3 years. Due to the present interest rate environment, no securities are expected to be called in the next 12 months. Maturities on investments purchased are structured to meet loan demand as well as projected changes in interest rates.

First Citizens National Bank does not engage in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

                                         Investment Securities
                                Held to Maturity      Available for Sale
                                              June 30, 2000
                                              (in thousands)
                                Amortized      Fair   Amortized    Fair
                                  Cost        Value     Cost       Value

U.S. Treasury Securities        $     0     $     0   $ 2,029   $ 1,993
U.S. Government agency
and corporation obligations 16,038 15,464 67,332 64,071 Securities issued by states and political subdivisions
in the U.S.:
   Taxable securities                 0           0         0         0
   Tax-exempt securities          3,064       3,055    11,520    11,338
U. S. Securities:
   Debt securities                    0           0       432       419
   Equity securities (including
    Federal Reserve stock)                              3,351     3,370
Foreign securities:
   Debt securities                  N/A        N/A       N/A        N/A
   Equity securities                                     N/A        N/A
Total                            19,102      18,519    84,664    81,191

                              Investment Securities
                            Unrealized Gains/(Losses)
                                  June 30, 2000

                                Unrealized  Unrealized     Net
                                 Gains        Losses   Gains/Losses

U.S. Treasury Securities             1          37           (36)
Obligations of U.S. Government
 Agencies and Corp                  51       3,896        (3,845)
Obligations of States and
 Political Subdivisions             56         249          (193)
Fed Reserve & Corp Stock             0          13           (13)

   Totals                          108       4,195        (4,087)


                Maturity and Portfolio Percentages June 30, 2000
                                 (in thousands)

                             After One Year   After Five Years        After
           Within One Year  Within Five Years  Within Ten Years     Ten Years
           Amount    %        Amount   %        Amount     %     Amount     %

6/30/00  $ 3,932   (4%)     $39,715 (40%)    $42,501   (42%)  $14,145   (14%)

6/30/99  $13,557  (13%)     $39,451 (38%)    $45,560   (43%)  $ 6,519    (6%)

6/30/98  $ 6,358   (7%)     $26,025 (30%)    $36,238   (41%)  $19,444   (22%)

6/30/97  $26,681  (33%)     $25,832 (32%)    $16,725   (21%)  $11,437   (14%)

6/30/96  $ 5,329   (7%)     $38,620 (50%)    $22,895   (30%)  $10,501   (13%)


                 Maturity and Yield on Securities June 30, 1999
                                 (in thousands)

                                                   Maturing
                                      After One Year    After Five Years     After
                    Within One Year  Within Five Years  Within Ten Years   Ten Years
                    Amount    Yield   Amount    Yield   Amount    Yield   Amount Yield
U.S. Treasury and
Government Agencies $ 1,877  6.43%   $36,845   5.82%  $33,096    6.12% $10,285   6.45%

State and Political
Subdivisions*       $ 2,055  6.13%   $ 2,870   6.39%  $ 5,617    6.55% $ 3,860   7.10%

All Others          $     0  0.00%   $     0   0.00%  $ 3,788    5.50% $     0   0.00%

TOTALS              $ 3,932  6.28%   $39,715   5.86%  $42,501    6.12% $14,145   6.62%


[FN]
*Yields on tax free investments are stated herein on a taxable equivalent basis. Parent Company's investments are included in the table.

                           Return on Equity and Assets

Return on assets is a measurement of Bancshares' ability to maximize asset utilization. Total assets at 6/30/00 was $486,277,000. Efforts continue to focus
on  positioning  the  company  for  future  growth  and  profitability   through
improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Results of operations for the years under comparison reflect continuous improvement. Return on assets for 1998 reflects organizational cost for Bank of Troy and White and Associates/ First Citizens Insurance Agency. Organizational costs for the Bank of Troy, First Volunteer Bank and White and Associates reflects losses on sales of investments and increased allocations to the loan loss reserve
(discussed further in results of operations).

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

Total Shareholder's equity (including Loan Loss Reserve) of First Citizens Bancshares as of 6/30/00 was $45,378,000 compared to $43,623,000 at 06/30/99.

Percent of dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison. Percentage of dividends declared per common share to net income per common share was 59.71 percent as of June 30, 2000 compared to 48.79 percent at June 30, 1999. Number of shares continued to increase through quarter end as a result of shares issued to service the Dividend Reinvestment Program. The Board of Directors voted on May 19, 2000 to discontinue the program effective after payment of the June 15, 2000 dividend. The Board determined that the inability to purchase shares in the open market to fund the plan resulted in a continuous issuance of new shares. To continue to issue new share to fund the program was dilutive to both earnings per share and the per share value of Bancshares outstanding stock. The Board issued a statement to shareholders indicating their focus was to strengthen the value of Bancshares' stock. In addition to shares issued to fund the Dividend Reinvestment Program in 1998 and 1999, shares were also increased during these years as a result of shares issued to purchase 50 percent of White and Associates Insurance and 445,251 shares were issued for the purchase of First Volunteer Bank. A stock repurchase program is in place that allows Bancshares to acquire Bancshares stock up to 200,000 in any calendar quarter on a first come first served basis. However, a limitation of 27,000 shares per quarter is in effect for each quarter of 2000. The limitation is a result of FASB Accounting rules for pooling-of-interest that states Bancshares is limited to the purchase of Bancshares stock equal to 10% of the original issued quantity of shares (445,251) for the purchase of First Volunteer Bank.

In 1998, the Employee Stock Ownership Plan entered into a loan agreement in the amount of $2,000,000 to fund the purchase of unissued stock. The stock will be utilized to satisfy future allocations to plan participants in accordance with the plan document approved by the Board of Directors. The balance remaining on the ESOP loan is $1,050,000 at 6/30/00.

The per share price of Bank stocks came under tremendous pressure the last half of 1999. Uncertainty of the future direction of interest rates, a decrease in merger and acquisition activity and a leveling off of earnings have combined to dampen the enthusiasm of investors and create an unstable stock market. Bancshares stock traded at $30.00 per share through December 31, 1999. However beginning first quarter 2000, the common stock traded at a per share price of $24.00 reflecting the trend in bank stocks industry wide. An appraisal of Bancshares stock using most recent financial data (12/31/99 audited statements) resulted in a downward adjustment to the per share price.

Quarterly dividends of .225 cents per share were paid the first two quarters of 2000. The first two quarters of 1999 was .1875 cents, a 20% increase per share comparing to last year.

The table below presents for First Citizens Bancshares, Inc. certain operating ratios year-to-date as of June 30: (not annualized)

                                 2000    1999   1998   1997

Percentage of Net Income to:
Average Total Assets              .59%   .62%   .61%   .65%
Average Shareholders Equity      6.38%  6.62%  6.29%  6.91%

Percentage of Dividends Declared
Per Common Share to Net Income
Per Common Share                59.71% 48.79% 36.09% 26.09%

*Percentage of Average
 Shareholders' Equity to
 Average Total Assets           10.24% 10.21%  9.63% 10.23%

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

Policy sets a projected liquidity range of 6.06% to 9.24% including balance sheet and off balance sheet components. The liquidity ratio as of 6/30/00 was 8.96%. Slower deposit growth in recent years has forced banks to seek alternative funding sources in order to meet loan demand. First Citizens has resolved this issued by becoming a member of the Federal Home Loan Bank and establishing lines of credit sufficient to meet all liquidity needs. Total lines available including FHLB were $102 million at quarter end. Funds made available through the Federal Home Loan Bank establish a fixed level of credit at a predetermined rate. Correspondent Bank lines provide additional liquidity required for daily settlement of the bank's books. It is anticipated that these sources of funds will continue to be utilized as a tool for managing liquidity. In addition, we will continue to search for other sources of funding. As a result the company has experienced no problem with liquidity during any of the years under review and anticipates that liquidity requirements will be effectively met in the future. Other sources available to meet liquidity needs include loans and investments totaling $106 million that mature within one year or less. The dependency ratio reflects the degree that volatile liabilities are depended upon to fund longer term assets. Lower ratios reflect a higher degree of liquidity. Asset/Liability policy sets a dependency range of 20.28% to 24.65%. The dependency ratio as of 6/30/00 was 23.85%. Large sources of funds total $124 million or 28.51% of total sources of funds.

During the second quarter of 2000, a new 18 month CD was introduced which boasted the feature of an interest penalty waiver for early withdrawal after the CD has been on deposit for 12 months. This certificate was competitively priced at 6.75%. The term on this CD was designed in accordance with our strategic funding objectives. A report of competitive rates in the Lauderdale County market indicates that a rate as high as 7.75% being paid on 12 month maturities. Rates in Obion County range from 6.50% to 7.00% for 12 month maturities.
Community Bank Presidents in all counties report slow deposit growth for their perspective market areas.

A decision was made at quarter end to increase interest rates to a level equal to or slightly above current market rates. The decision to pay higher rates is to acquire new customers and to retain existing customer relationships. The bank's base rate used for pricing loans was increased by 25 basis points.

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset/Liability Management Policy is based off net interest income. See table below. Interest rate risk is separated and analyzed according to the following categories of risk: (1) repricing (2) yield curve (3) option risk (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy. Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank's gap position or asset/liability management strategies. The following data schedule reflects a summary of First Citizens' interest rate risk using simulations. The projected 12 month exposure is based on 9 different rate movements (flat, rising, or declining).

June 30, 2000
Interest Rate Risk
(in thousands)

Tier Capital                                       $43,132

Projected 12
   Month Exposure
Net Interest        Rate Moves    Current   Possible
   Income Levels    In Basis Pts Position  Scenarios  Variance

Declining 4                -400   $16,307  $19,702   $3,395
Declining 3                -300    16,307   19,444    3,137
Declining 2                -200    16,307   18,476    2,169
Declining 1                -100    16,307   17,364    1,057
Most Likely-Base             50    16,307   16,307        0
Rising 1                    100    16,307   15,883     (424)
Rising 2                    200    16,307   15,443     (864)
Rising 3                    300    16,307   14,362   (1,945)
Rising 4                    400    16,307   13,279   (3,028)


                       Tier 1     % of Net Int     % of Net Int
                      Capital at       Income           Income
                       Risk            Actual            Policy

Declining 4             7.87%          20.82%            20.00%
Declining 3             7.27%          19.24%            20.00%
Declining 2             5.03%          13.30%            20.00%
Declining 1             2.45%           6.48%            12.00%
Most Likely-Base        0.00%           0.00%             0.00%
Rising 1               -0.98%          -2.60%           -12.00%
Rising 2               -2.00%          -5.30%           -25.00%
Rising 3               -4.51%         -11.93%           -25.00%
Rising 4               -7.02%         -22.80%           -28.00%

Notes
Margin dilution is due to an increase in cost of funds and reduced loan fee income. A material amount of FHLB Borrowings repriced during the quarter from 4.50% to 6.50%.

Net interest incomes presented are derived from various interest rate projections. The 100-400 moving scenarios are presented to show what would happen if rates rose immediately (100-400 basis points). The rate moves reflect shocks because rates are changed immediately. We do not feel like this would actually take place, but these scenarios reflect worst case positions.

The most likely rate projection reflects a 50 basis point increase in rates (two 25 basis point increases). This scenario was used in the bank's budgeting process also. All rate scenarios are compared to the base.


The rising rate scenarios will dilute First Citizens net income because FCNB's liabilities reprice faster than its assets. In a rising rate cycle, non-maturity deposits will not reprice until a 250 or 300 basis point rise takes place. In a declining rate cycle, non-maturity deposits will reprice with market conditions until deposits hit a floor position. A 200 basis point rise in rates would cause earnings to decrease because liabilities would reprice quicker than rate sensitive assets.

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               06/30/00
                                                            (in thousands)

                                    O/N      O/N        0-3          0-3       3-12         3-12
                                    BAL      RATE    MONTHS BAL     RATE     MONTHS BAL     RATE
-----------------------------------------------------------------------------------------------
Assets:
 Cash and Due From                  0.00     0.00        0.00        0.00       0.00        0.00
Total Cash and Due From             0.00     0.00        0.00        0.00       0.00        0.00
 US Treasury                        0.00     0.00        0.00        0.00   1,500.02        6.34
 US Agency                          0.00     0.00        0.00        0.00     522.23        8.13
 MBS                                0.00     0.00      229.93        5.88     646.34        5.87
 Agency                             0.00     0.00      229.93        5.88   1,168.57        6.88
 Municipals                         0.00     0.00      761.16        4.86   1,379.06        4.24
 Corp & Others                      0.00     0.00        0.00        0.00       0.00        0.00
 Equities                           0.00     0.00        0.00        0.00       0.00        0.00
 Unrealized G/L                     0.00     0.00        0.00        0.00       0.00        0.00
Total Investments                   0.00     0.00      991.09        5.10   4,047.65        5.78
 Fed Funds Sold                     0.00     0.00        0.00        0.00       0.00        0.00
 Fed Funds Sold-Balance             0.00     0.00        0.00        0.00       0.00        0.00
Total Fed Funds Sold                0.00     0.00        0.00        0.00       0.00        0.00
 Commercial Variable                0.00     0.00   12,648.28        9.97   6,043.07        9.90
 Commercial Fixed                   0.00     0.00    6,608.51        8.58  15,853.32        8.63
 Contra Loans - Troy                0.00     0.00       44.49        8.58     135.00        8.50
 Floor                              0.00     0.00       96.92        0.00       0.00        0.00
 Unearned                           0.00     0.00        0.00        0.00       0.00        0.00
Total Commercial                    0.00     0.00   19,398.19        9.44  22,031.39        8.98
Real Estate Variable                0.00     0.00   16,699.48        9.70   6,466.77        9.92
 Real Estate Fixed                  0.00     0.00   15,068.32        8.41  35,368.54        8.41
 Home Equity +1                     0.00     0.00    7,156.99       10.50       0.00        0.00
 Home Equity +2                     0.00     0.00    2,623.76       10.29       0.00        0.00
 Home Equity                        0.00     0.00    9,780.75       10.44       0.00        0.00
 Secondary Mortgage                 0.00     0.00    1,519.50        8.50       0.00        0.00
Total Real Estate                   0.00     0.00   43,068.05        9.38  41,835.30        8.64
Installment Variable                0.00     0.00      102.83        9.34      21.44        9.17
 Installment Fixed                  0.00     0.00    4,525.97        9.78  12,679.10        9.70
 Finance Company - 78s              0.00     0.00        0.00        0.00       0.00        0.00
Total Installment                   0.00     0.00    4,628.81        9.77  12,700.54        9.70
 Credit Cards                       0.00     0.00    2,389.15       12.00       0.00        0.00
 Overdrafts                         0.00     0.00      525.44        0.00       0.00        0.00
Total Other Loans                   0.00     0.00    2,914.59        9.84       0.00        0.00
Total Loans                         0.00     0.00   70,009.64        9.44  76,567.23        8.91
Loan Loss Reserve                   0.00     0.00        0.00        0.00       0.00        0.00
Total Net Loans                     0.00     0.00   70,009.64        9.44  76,567.23        8.91
 Building, Furniture & Fixtures     0.00     0.00        0.00        0.00       0.00        0.00
 Other Real Estate                  0.00     0.00        0.00        0.00       0.00        0.00
 Other Assets                       0.00     0.00        0.00        0.00       0.00        0.00
Total Assets                        0.00     0.00   71,000.74        9.38  80,614.88        8.76

Liabilities:
  Demand                            0.00     0.00        0.00        0.00       0.00        0.00
Total Demand                        0.00     0.00        0.00        0.00       0.00        0.00
 Regular                            0.00     0.00        0.00        0.00   4,791.71        0.00
 NOW                                0.00     0.00        0.00        0.00   8,787.09        0.00
 Business                           0.00     0.00        0.00        0.00      77.17        0.00
 IMF                                0.00     0.00        0.00        0.00   3,656.45        0.00
 First Rate                         0.00     0.00        0.00        0.00  12,907.36        0.00
 Dogwood                            0.00     0.00        0.00        0.00   2,288.60        0.00
Total Savings                       0.00     0.00        0.00        0.00  32,508.37        0.00
 CD 1-3 Months                      0.00     0.00    8,711.03        4.75       0.00        0.00
 CD 3-6 Months                      0.00     0.00   21,564.12        5.93   6,151.97        6.61
 CD 6-12 Months                     0.00     0.00   13,132.97        5.40  19,926.83        5.93
 CD 13 Months                       0.00     0.00    4,173.24        4.80  27,199.31        5.82
 CD 1-2 Years                       0.00     0.00    7,679.75        5.08  47,553.35        5.78
 CD 2-5 Years                       0.00     0.00    2,765.78        6.07   2,963.62        5.73
 CD 5 + Years                       0.00     0.00      123.67        5.79     345.08        6.03
Total CD                            0.00     0.00   58,150.56        5.45 104,140.17        5.87

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               06/30/00
                                                            (in thousands)

                                       O/N        O/N        0-3        0-3      3-12           3-12
                                       BAL       RATE    MONTHS BAL    RATE   MONTHS BAL        RATE
-----------------------------------------------------------------------------------------------------
  IRA Savings                          0.00      0.00        0.00      0.00         0.00        0.00
  IRA 1-2 Years                        0.00      0.00        0.00      0.00     8,936.22        5.50
  IRA 2-5 Years                        0.00      0.00      422.82      5.94       196.58        5.22
  IRA 5 + Years                        0.00      0.00      291.21      4.82       574.65        5.16
 Total IRA                             0.00      0.00      714.03      5.48     9,707.45        5.47
  Christmas Club                       0.00      0.00        0.00      0.00       449.83        2.50
 Total Time                            0.00      0.00   58,864.59      5.45   114,297.45        5.82
Total Deposits                         0.00      0.00   58,864.59      5.45   146,805.82        4.53
 Fed Funds Purchased - Bal             0.00      0.00        0.00      0.00         0.00        0.00
 Fed Funds Purchased              13,600.00      6.10        0.00      0.00         0.00        0.00
 TT & L                            1,000.00      6.00        0.00      0.00         0.00        0.00
 Securities Sold-Sweep             8,630.35      3.41        0.00      0.00         0.00        0.00
 Securities Sold - Fixed               0.00      0.00    4,315.20      6.16     3,665.60        6.06
 FHLB Short Term                  15,975.00      5.23        0.00      0.00         0.00        0.00
 FHLB Long Term Fixed                  0.00      0.00        0.00      0.00         0.00        0.00
 FHLB Long Term-Callable               0.00      0.00    4,000.00      5.40     2,002.00        5.26
 Note Payable-Finance-FCNB             0.00      0.00        0.00      0.00         0.00        0.00
 Note Payable-Finance GE               0.00      0.00        0.00      0.00         0.00        0.00
 Total Borrowing                  39,205.35      5.15    8,315.20      5.79     5,667.60        5.78
 Other Liabilities                     0.00      0.00        0.00      0.00         0.00        0.00
Total Other Liabilities           39,205.35      5.15    8,315.20      5.79     5,667.60        5.78
Total Liabilities                 39,205.35      5.15   67,179.80      5.49   152,473.42        4.58


Equity:
 Retained Earnings                     0.00      0.00        0.00      0.00         0.00        0.00
 Stock, Surplus, PIC                   0.00      0.00        0.00      0.00         0.00        0.00
 Unrealized Gains/(Losses)             0.00      0.00        0.00      0.00         0.00        0.00
 YTD NET INCOME                        0.00      0.00        0.00      0.00         0.00        0.00
Total Equity                           0.00      0.00        0.00      0.00         0.00        0.00

Total Liability/Equity            39,205.35      5.15   67,179.80      5.49   152,473.42        4.58

Period Gap                       (39,205.35)     0.00    3,820.94      0.00   (71,858.55)       0.00

Cumulative Gap                   (39,205.35)     0.00  (35,384.41)     0.00  (107,242.96)       0.00
RSA/RSL                                0.00      0.00        1.06      0.00         0.53        0.00

Off Balance Sheet:
 Total Off Balance Sheet               0.00      0.00        0.00      0.00         0.00        0.00

Period Gap                       (39,205.35)     0.00    3,820.94      0.00   (71,858.55)       0.00

Cumulative Gap                   (39,205.35)     0.00  (35,384.41)     0.00  (107,242.96)       0.00
RSA/RSL                                0.00      0.00        1.06      0.00         0.53        0.00

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               06/30/00
                                                            (in thousands)

                                               1-3       1-3             3-5        3-5              5-10        5-10
                                              YEARS     YEARS           YEARS      YEARS             YEARS       YEARS
                                               BAL      RATE             BAL       RATE               BAL        RATE
-------------------------------------------------------------------------------------------------------------
Assets:
 Cash and Due From                            0.00       0.00              0.00      0.00               0.00        0.00
Total Cash and Due From                       0.00       0.00              0.00      0.00               0.00        0.00
 US Treasury                                  0.00       0.00              0.00      0.00               0.00        0.00
 US Agency                               12,982.16       6.10         22,081.67      6.13          30,476.36        6.13
 MBS                                      1,598.90       5.87          2,766.25      6.29           2,812.58        6.76
 Agency                                  14,581.06       6.08         24,847.92      6.15          33,288.93        6.19
 Municipals                               2,003.66       4.54            847.01      4.84           5,734.28        4.55
 Corp & Others                                0.00       0.00              0.00      0.00             431.83        8.00
 Equities                                     0.00       0.00          3,350.70      5.50               0.00        0.00
 Unrealized G/L                               0.00       0.00              0.00      0.00               0.00        0.00
Total Investments                        16,584.71       5.89         29,045.63      6.04          39,455.04        5.97
 Fed Funds Sold                               0.00       0.00              0.00      0.00               0.00        0.00
 Fed Funds Sold-Balance                       0.00       0.00              0.00      0.00               0.00        0.00
Total Fed Funds Sold                          0.00       0.00              0.00      0.00               0.00        0.00
 Commercial Variable                          0.00       0.00              0.00      0.00               0.00        0.00
 Commercial Fixed                        11,101.03       8.51          6,390.14      8.42           1,562.38        7.22
 Contra Loans - Troy                        360.00       8.50            189.49      8.50               0.00        0.00
 Floor                                        0.00       0.00              0.00      0.00               0.00        0.00
 Unearned                                     0.00       0.00              0.00      0.00               0.00        0.00
Total Commercial                         11,461.03       8.51          6,579.63      8.42           1,562.38        7.22
Real Estate Variable                      2,837.06       9.44          2,443.15      9.12               0.00        0.00
 Real Estate Fixed                       64,150.61       8.41         79,818.80      8.41               0.00        0.00
 Home Equity +1                               0.00       0.00              0.00      0.00               0.00        0.00
 Home Equity +2                               0.00       0.00              0.00      0.00               0.00        0.00
 Home Equity                                  0.00       0.00              0.00      0.00               0.00        0.00
 Secondary Mortgage                           0.00       0.00              0.00      0.00               0.00        0.00
Total Real Estate                        66,987.66       8.45         82,261.95      8.43               0.00        0.00
Installment Variable                          4.71       9.87             19.09      7.75               0.00        0.00
 Installment Fixed                       15,446.71       9.52          3,571.96      9.09             242.91        9.47
 Finance Company - 78s                        0.00       0.00              0.00      0.00               0.00        0.00
Total Installment                        15,451.42       9.52          3,591.04      9.09             242.91        9.47
 Credit Cards                                 0.00       0.00              0.00      0.00               0.00        0.00
 Overdrafts                                   0.00       0.00              0.00      0.00               0.00        0.00
Total Other Loans                             0.00       0.00              0.00      0.00               0.00        0.00
Total Loans                              93,900.12       8.64         92,432.62      8.46           1,805.28        7.52
Loan Loss Reserve                             0.00       0.00              0.00      0.00               0.00        0.00
Total Net Loans                          93,900.12       8.64         92,432.62      8.46           1,805.28        7.52
 Building, Furniture & Fixtures               0.00       0.00              0.00      0.00               0.00        0.00
 Other Real Estate                            0.00       0.00              0.00      0.00               0.00        0.00
 Other Assets                                 0.00       0.00              0.00      0.00               0.00        0.00
Total Assets                            110,484.83       8.23        121,478.26      7.88          41,260.33        6.04

Liabilities:
  Demand                                      0.00       0.00              0.00      0.00               0.00        0.00
Total Demand                                  0.00       0.00              0.00      0.00               0.00        0.00
 Regular                                  9,583.42       0.00          4,791.71      0.00           4,791.71        0.00
 NOW                                     17,574.17       0.00          8,787.09      0.00           8,787.09        0.00
 Business                                   154.34       0.00             77.17      0.00              77.17        0.00
 IMF                                      3,656.45       0.00              0.00      0.00               0.00        0.00
 First Rate                              12,907.36       0.00              0.00      0.00               0.00        0.00
 Dogwood                                  4,577.20       0.00          2,288.60      0.00           2,288.60        0.00
Total Savings                            48,452.95       0.00         15,944.57      0.00          15,944.57        0.00
 CD 1-3 Months                                0.00       0.00              0.00      0.00               0.00        0.00
 CD 3-6 Months                                0.00       0.00              0.00      0.00               0.00        0.00
 CD 6-12 Months                               0.00       0.00              0.00      0.00               0.00        0.00
 CD 13 Months                               550.00       6.50              0.00      0.00               0.00        0.00
 CD 1-2 Years                            17,972.50       6.33              0.00      0.00               0.00        0.00
 CD 2-5 Years                             2,395.64       5.95             31.27      6.10               0.00        0.00
 CD 5 + Years                             2,013.31       6.04          1,687.19      5.81              10.02        4.75
Total CD                                 22,931.45       6.27          1,718.46      5.82              10.02        4.75

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               06/30/00
                                                            (in thousands)

                                                          1-3         1-3             3-5         3-5      5-10        5-10
                                                         YEARS       YEARS           YEARS       YEARS     YEARS       YEARS
                                                          BAL         RATE            BAL        RATE       BAL        RATE
--------------------------------------------------------------------------------------------------------------------------------
  IRA Savings                                                0.00      0.00             0.00      0.00        91.39        3.00
  IRA 1-2 Years                                          8,936.23      5.50             0.00      0.00         0.00        0.00
  IRA 2-5 Years                                          1,285.06      5.44             0.00      0.00         0.00        0.00
  IRA 5 + Years                                          1,444.44      5.95         1,372.34      5.39         0.00        0.00
 Total IRA                                              11,665.73      5.55         1,372.34      5.39        91.39        3.00
  Christmas Club                                             0.00      0.00             0.00      0.00         0.00        0.00
 Total Time                                             34,597.18      6.03         3,090.79      5.63       101.40        3.17
Total Deposits                                          83,050.13      2.51        19,035.36      0.91    16,045.98        0.02
 Fed Funds Purchased - Bal                                   0.00      0.00             0.00      0.00         0.00        0.00
 Fed Funds Purchased                                         0.00      0.00             0.00      0.00         0.00        0.00
 TT & L                                                      0.00      0.00             0.00      0.00         0.00        0.00
 Securities Sold-Sweep                                       0.00      0.00             0.00      0.00         0.00        0.00
 Securities Sold - Fixed                                   249.27      6.72             0.00      0.00         0.00        0.00
 FHLB Short Term                                             0.00      0.00             0.00      0.00         0.00        0.00
 FHLB Long Term Fixed                                        0.00      0.00             0.00      0.00     2,098.72        5.80
 FHLB Long Term-Callable                                 7,000.00      5.06             0.00      0.00     7,998.00        5.85
 Note Payable-Finance-FCNB                                   0.00      0.00             0.00      0.00         0.00        0.00
 Note Payable-Finance GE                                     0.00      0.00             0.00      0.00         0.00        0.00
 Total Borrowings                                        7,249.27      5.12             0.00      0.00    10,096.72        5.84
 Other Liabilities                                           0.00      0.00             0.00      0.00         0.00        0.00
Total Other Liabilities                                  7,249.27      5.12             0.00      0.00    10,096.72        5.84
Total Liabilities                                       90,299.40      2.72        19,035.36      0.91    26,142.70        2.27


Equity:
 Retained Earnings                                           0.00      0.00             0.00      0.00         0.00        0.00
 Stock, Surplus, PIC                                         0.00      0.00             0.00      0.00         0.00        0.00
 Unrealized Gains/(Losses) Mortgage                          0.00      0.00             0.00      0.00         0.00        0.00
 YTD NET INCOME                                              0.00      0.00             0.00      0.00         0.00        0.00
Total Equity                                                 0.00      0.00             0.00      0.00         0.00        0.00

Total Liability/Equity                                  90,299.40      2.72        19,035.36      0.91    26,142.70        2.27

Period Gap                                              20,185.44      0.00       102,442.89      0.00    15,117.63        0.00

Cumulative Gap                                        (87,057.52)      0.00        15,385.37      0.00    30,503.01        0.00
RSA/RSL                                                      1.22      0.00             6.38      0.00         1.58        0.00

Off Balance Sheet:
 Total Off Balance Sheet                                     0.00      0.00             0.00      0.00         0.00        0.00

Period Gap                                              20,185.44      0.00       102,442.89      0.00    15,117.63        0.00

Cumulative Gap                                        (87,057.52)      0.00        15,385.37      0.00    30,503.01        0.00
RSA/RSL                                                      1.22      0.00             6.38      0.00         1.58        0.00

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               06/30/00
                                                            (in thousands)

                                  10-15       10-15         15 +          15 +             NON-
                                  YEARS       YEARS         YEARS         YEARS         SENSITIVE             TOTAL
                                   BAL        RATE          BAL          RATE              BAL                  BAL
---------------------------------------------------------------------------------------------------------------------
Assets:
 Cash and Due From                   0.00     0.00              0.00        0.00         14,619.67         14,619.67
Total Cash and Due From              0.00     0.00              0.00        0.00         14,619.67         14,619.67
 US Treasury                         0.00     0.00            528.75        6.13              0.00          2,028.77
 US Agency                       8,299.19     5.14              0.00        0.00              0.00         74,361.61
 MBS                               871.31     6.38             93.65        6.83              0.00          9,018.95
 Agency                          9,170.50     5.25             93.65        6.83              0.00         83,380.56
 Municipals                      3,639.14     4.94            220.76        5.50              0.00         14,585.07
 Corp & Others                       0.00     0.00              0.00        0.00              0.00            431.83
 Equities                            0.00     0.00              0.00        0.00              0.00          3,350.70
 Unrealized G/L                      0.00     0.00              0.00        0.00        (3,483.45)        (3,483.45)
Total Investments               12,809.64     5.17            843.16        6.04        (3,483.45)        100,293.48
 Fed Funds Sold                      0.00     0.00              0.00        0.00              0.00              0.00
 Fed Funds Sold-Balance              0.00     0.00              0.00        0.00              0.00              0.00
Total Fed Funds Sold                 0.00     0.00              0.00        0.00              0.00              0.00
 Commercial Variable                 0.00     0.00              0.00        0.00              0.00         18,691.35
 Commercial Fixed                  977.74     7.69            926.07        7.71              0.00         43,419.19
 Contra Loans - Troy                 0.00     0.00              0.02        8.50              0.00            729.00
 Floor                               0.00     0.00              0.00        0.00              0.00             96.92
 Unearned                            0.00     0.00              0.00        0.00              0.00              0.00
Total Commercial                   977.74     7.69            926.09        7.71              0.00         62,936.46
Real Estate Variable                 0.00     0.00              0.00        0.00              0.00         28,446.46
 Real Estate Fixed                   0.00     0.00              0.00        0.00              0.00        194,406.26
 Home Equity +1                      0.00     0.00              0.00        0.00              0.00          7,156.99
 Home Equity +2                      0.00     0.00              0.00        0.00              0.00          2,623.76
 Home Equity                         0.00     0.00              0.00        0.00              0.00          9,780.75
 Secondary Mortgage                  0.00     0.00              0.00        0.00              0.00          1,519.50
Total Real Estate                    0.00     0.00              0.00        0.00              0.00        234,152.97
Installment Variable                 0.00     0.00              0.00        0.00              0.00            148.08
 Installment Fixed                   0.00     9.88              0.00        0.00              0.00         36,500.67
 Finance Company - 78s               0.00     0.00              0.00        0.00              0.00              0.00
Total Installment                    0.00     9.88              0.00        0.00              0.00         36,648.75
 Credit Cards                        0.00     0.00              0.00        0.00              0.00          2,389.15
 Overdrafts                          0.00     0.00              0.00        0.00              0.00            525.44
Total Other Loans                    0.00     0.00              0.00        0.00              0.00          2,914.59
Total Loans                      1,011.78     7.76            926.09        7.71              0.00        336,652.77
Loan Loss Reserve                    0.00     0.00              0.00        0.00        (3,822.56)        (3,822.56)
Total Net Loans                  1,011.78     7.76            926.09        7.71        (3,822.56)        332,830.21
 Building, Furniture & Fixtures      0.00     0.00              0.00        0.00         14,287.75         14,287.75
 Other Real Estate                   0.00     0.00              0.00        0.00            296.38            296.38
 Other Assets                        0.00     0.00              0.00        0.00         20,108.30         20,108.30
Total Assets                    13,821.41     5.36          1,769.25        6.91         42,006.10        482,435.79

Liabilities:
  Demand                             0.00     0.00              0.00        0.00         41,817.91         41,817.91
Total Demand                         0.00     0.00              0.00        0.00         41,817.91         41,817.91
 Regular                             0.00     0.00              0.00        0.00              0.00         23,958.56
 NOW                                 0.00     0.00              0.00        0.00              0.00         43,935.43
 Business                            0.00     0.00              0.00        0.00              0.00            385.86
 IMF                                 0.00     0.00              0.00        0.00              0.00          7,312.90
 First Rate                          0.00     0.00              0.00        0.00              0.00         25,814.71
 Dogwood                             0.00     0.00              0.00        0.00              0.00         11,443.01
Total Savings                        0.00     0.00              0.00        0.00              0.00        112,850.46
 CD 1-3 Months                       0.00     0.00              0.00        0.00              0.00          8,711.03
 CD 3-6 Months                       0.00     0.00              0.00        0.00              0.00         27,716.09
 CD 6-12 Months                      0.00     0.00              0.00        0.00              0.00         33,059.80
 CD 13 Months                        0.00     0.00              0.00        0.00              0.00         31,922.55
 CD 1-2 Years                        0.00     0.00              0.00        0.00              0.00         73,205.61
 CD 2-5 Years                        0.00     0.00              0.00        0.00              0.00          8,156.31
 CD 5 + Years                        0.00     0.00              0.00        0.00              0.00          4,179.28
Total CD                             0.00     0.00              0.00        0.00              0.00        186,950.65

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               06/30/00
                                                            (in thousands)

                                          10-15     10-15       15 +     15 +        NON-
                                          YEARS     YEARS      YEARS    YEARS     SENSITIVE     TOTAL
                                           BAL      RATE        BAL     RATE         BAL         BAL
------------------------------------------------------------------------------------------------------
IRA Savings                                 0.00      0.00      0.00     0.00          0.00       91.39
  IRA 1-2 Years                             0.00      0.00      0.00     0.00          0.00   17,872.45
  IRA 2-5 Years                             0.00      0.00      0.00     0.00          0.00    1,904.46
  IRA 5 + Years                             0.00      0.00      0.00     0.00          0.00    3,682.64
 Total IRA                                  0.00      0.00      0.00     0.00          0.00   23,550.94
  Christmas Club                            0.00      0.00      0.00     0.00          0.00      449.83
 Total Time                                 0.00      0.00      0.00     0.00          0.00  210,951.42
Total Deposits                              0.00      0.00      0.00     0.00     41,817.91  365,619.79
 Fed Funds Purchased - Bal                  0.00      0.00      0.00     0.00          0.00        0.00
 Fed Funds Purchased                        0.00      0.00      0.00     0.00          0.00   13,600.00
 TT & L                                     0.00      0.00      0.00     0.00          0.00    1,000.00
 Securities Sold-Sweep                      0.00      0.00      0.00     0.00          0.00    8,630.35
 Securities Sold - Fixed                    0.00      0.00      0.00     0.00          0.00    8,230.08
 FHLB Short Term                            0.00      0.00      0.00     0.00          0.00   15,975.00
 FHLB Long Term Fixed                       0.00      0.00      0.00     0.00          0.00    2,098.72
 FHLB Long Term-Callable                    0.00      0.00      0.00     0.00          0.00   21,000.00
 Note Payable-Finance-FCNB                  0.00      0.00      0.00     0.00          0.00        0.00
 Note Payable-Finance GE                    0.00      0.00      0.00     0.00          0.00        0.00
 Total Borrowings                           0.00      0.00      0.00     0.00          0.00   70,534.15
 Other Liabilities                          0.00      0.00      0.00     0.00      1,219.47    1,219.47
Total Other Liabilities                     0.00      0.00      0.00     0.00      1,219.47   71,753.62
Total Liabilities                           0.00      0.00      0.00     0.00     43,037.38  437,373.40


Equity:
 Retained Earnings                          0.00      0.00      0.00     0.00     27,504.76   27,504.76
 Stock, Surplus, PIC                        0.00      0.00      0.00     0.00     17,032.34   17,032.34
 Unrealized Gains/(Losses)                  0.00      0.00      0.00     0.00     (2,090.07)  (2,090.07)
 YTD NET INCOME                             0.00      0.00      0.00     0.00      2,615.36    2,615.36
Total Equity                                0.00      0.00      0.00     0.00     45,062.39   45,062.39

Total Liability/Equity                      0.00      0.00      0.00     0.00     88,099.76  482,435.79

Period Gap                             13,821.41      0.00  1,769.25     0.00    (46,093.66)       0.00

Cumulative Gap                         44,324.42      0.00 46,093.67     0.00          0.00        0.00
RSA/RSL                                     0.00      0.00      0.00     0.00          0.48        0.00

Off Balance Sheet:
 Total Off Balance Sheet                    0.00      0.00      0.00     0.00          0.00        0.00

Period Gap                             13,821.41      0.00  1,769.25     0.00    (46,093.66)       0.00

Cumulative Gap                         44,324.42      0.00 46,093.67     0.00          0.00        0.00
RSA/RSL                                     0.00      0.00      0.00     0.00          0.48        0.00

                              CONDENSED GAP REPORT
                      ------------------------------------
                                CURRENT BALANCES
                       -----------------------------------
                                    06/30/00
                                 (in thousands)

                                                       TOTAL
                                                       RATE
-----------------------------------------------------------------------

Assets:
 Cash and Due From                                      0.00
Total Cash and Due From                                 0.00
 US Treasury                                            6.28
 US Agency                                              6.03
 MBS                                                    6.33
 Agency                                                 6.06
 Municipals                                             4.67
 Corp & Others                                          8.00
 Equities                                               5.50
 Unrealized G/L                                         0.00
Total Investments                                       6.06
 Fed Funds Sold                                         0.00
 Fed Funds Sold-Balance                                 0.00
Total Fed Funds Sold                                    0.00
 Commercial Variable                                    9.94
 Commercial Fixed                                       8.47
 Contra Loans - Troy                                    8.51
 Floor                                                  0.00
 Unearned                                               0.00
Total Commercial                                        8.90
Real Estate Variable                                    9.68
 Real Estate Fixed                                      8.41
 Home Equity +1                                        10.50
 Home Equity +2                                        10.29
 Home Equity                                           10.44
 Secondary Mortgage                                     8.50
Total Real Estate                                       8.65
Installment Variable                                    9.13
 Installment Fixed                                      9.57
 Finance Company - 78s                                  0.00
Total Installment                                       9.57
 Credit Cards                                          12.00
 Overdrafts                                             0.00
Total Other Loans                                       9.84
Total Loans                                             8.81
Loan Loss Reserve                                       0.00
Total Net Loans                                         8.91
 Building, Furniture & Fixtures                         0.00
 Other Real Estate                                      0.00
 Other Assets                                           0.00
Total Assets                                            7.41

Liabilities:
  Demand                                                0.00
Total Demand                                            0.00
 Regular                                                0.00
 NOW                                                    0.00
 Business                                               0.00
 IMF                                                    0.00
 First Rate                                             0.00
 Dogwood                                                0.00
Total Savings                                           0.00
 CD 1-3 Months                                          4.75
 CD 3-6 Months                                          6.08
 CD 6-12 Months                                         5.72
 CD 13 Months                                           5.70
 CD 1-2 Years                                           5.84
 CD 2-5 Years                                           5.91
 CD 5 + Years                                           5.94
Total CD                                                5.79

                              CONDENSED GAP REPORT
                      ------------------------------------
                                CURRENT BALANCES
                       -----------------------------------
                                    06/30/00
                                 (in thousands)

                                                             Total
                                                              Rate
----------------------------------------------------------------------

IRA Savings                                                  3.00
  IRA 1-2 Years                                              5.50
  IRA 2-5 Years                                              5.52
  IRA 5 + Years                                              5.53
 Total IRA                                                   5.50
  Christmas Club                                             2.50
 Total Time                                                  5.75
Total Deposits                                               3.32
 Fed Funds Purchased - Bal                                   0.00
 Fed Funds Purchased                                         6.10
 TT & L                                                      6.00
 Securities Sold-Sweep                                       3.41
 Securities Sold - Fixed                                     6.13
 FHLB Short Term                                             5.23
 FHLB Long Term Fixed                                        5.80
 FHLB Long Term-Callable                                     5.44
 Note Payable-Finance-FCNB                                   0.00
 Note Payable-Finance GE                                     0.00
 Total Borrowings                                            5.37
 Other Liabilities                                           0.00
Total Other Liabilities                                      5.28
Total Liabilities                                            3.64


Equity:
 Retained Earnings                                           0.00
 Stock, Surplus, PIC                                         0.00
 Unrealized Gains/(Losses)                                   0.00
 YTD NET INCOME                                              0.00
Total Equity                                                 0.00

Total Liability/Equity                                       3.30

Period Gap                                                   0.00

Cumulative Gap                                               0.00
RSA/RSL                                                      0.00

Off Balance Sheet:
 Total Off Balance Sheet                                     0.00

Period Gap                                                   0.00

Cumulative Gap                                               0.00
RSA/RSL                                                      0.00

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

4. Savings accounts are placed into 3 time buckets varying from 1 - 5 year positions. In a flat rate environment, saving accounts tend not to reprice or liquidate. Savings deposits become price sensitive after a major increase in the 6 month CD rate. These accounts are placed in this category instead of the variable position due to history and characteristics. These accounts are considered core deposits.

5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. Approximately 45% - 50% of our CD customers have maturities of 12 months or less. First Citizens will attempt to minimize interest rate risks by increasing the volume of variable rate loans within the portfolio and extending the maturity of FHLB borrowings. The goal of the bank's Asset/Liability Committee is to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions should be held to a minimum, by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ALCO will strive to keep the amount below this point.

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

                                Capital Resources

Total shareholders' equity of First Citizens Bancshares as of June 30, 2000, was $45,378,000. Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding Loan Loss Reserves):

               2000   1999   1998    1997    1996
               9.33%  9.26%  9.37%   9.48%   8.93%

The capital ratio increased from 9.26% in June 1999 to 9.33% in June 2000. A decrease in the capital ratio when comparing June 1999 to June 1998 was a result of the following factors: (1) A special dividend of .20 cents per share paid fourth quarter 1999; (2) The cash purchase of Bank of Troy in 1998; and (3) Mark to market adjustment of Available for Sale Investments, a year-to-date net effect to capital of approximately $2.4 million. The Mark to Market adjustment, a requirement of FASB 115, requires banks to mark to market investments held in the Available for Sale account. The adjustment is made to the capital account and is temporary in nature if the investments are held to maturity before being sold. First Citizens has no plans at this time to sell securities from the Available for Sale account prior to maturity.

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing years included in the above table. Risk-based capital ratio as of 6/30/00 was 14.06%, significantly in excess of the 8% mandated by Regulatory Authorities. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 6/30/00

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 First Citizens Bancshares, Inc.
                                          (Registrant)



Date:  August 14, 2000          /s/Katie Winchester
                                 Katie Winchester, President & CEO



Date:  August 14, 2000          /s/Jeff Agee
                                Jeff Agee, Senior Vice President &
                                Chief Financial Officer
                                First Citizens National Bank
                                (Principal Subsidiary)