Form 10-Q
period 2000-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2000-11-14
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 2000  Commission File Number 2-83542

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Of the registrant's only class of common stock (no par value) there were 3,716,361 (net of treasury) shares outstanding as of September 30, 2000.

                 PART I - FINANCIAL INFORMATION

                 ITEM 1 - FINANCIAL STATEMENTS

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              (Stated in thousands)

                                           September 30,   December 31,
                                                2000           1999
                                             (Unaudited)      (Note)
                                  ASSETS
Cash and due from banks                        $ 21,638        $ 17,410
Federal funds sold                                    0               0
Investment securities -
  Trading Investments-Stated at Market                0               0
  Held to maturity-amortized cost-fair
  Value of $17,385 at September 30,
  2000 and $19,768 at December 31,
  1999.                                          17,742          20,345
Available for Sale-Stated at Market              80,871          78,792
Loans - (Excluding unearned income of
      $1,641 at September 30, 2000
      and $2,131 at December 31, 1999)          341,408         325,377
Less:  Allowance for loan losses                  3,976           3,718
       Net Loans                                337,432         321,659
Premises and equipment                           14,354          13,417
Intangible assets                                 3,985           4,223
Other real estate                                   220             476
Other assets                                     17,698          16,348
    TOTAL ASSETS                               $493,940        $472,670

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $360,437        $366,819
Securities sold under
 agreement to repurchase                         15,334          22,390
Federal funds purchased
 and other short term borrowing                  36,150          23,700
Long-term debt                                   31,514          11,264
Notes payable of employee stock
 ownership plan                                     890           1,117
Other liabilities                                 3,714           3,700
    TOTAL LIABILITIES                           448,039         428,990


Stockholders' Equity
     Common stock, no par value -
        10,000,000 authorized; 3,717,593
        issued and outstanding at
        September 30, 2000; 3,705,165
        issued and outstanding at
        December 31, 1999                         3,718           3,705
     Surplus                                     15,297          15,034
     Retained earnings                           29,301          28,298
         Obligation of employee stock ownership
            plan                                   (890)         (1,117)
     Net Unrealized Gains(Losses) on
          available for sale                     (1,499)         (2,036)
     Total Common Stock and Retained
      Earnings                                   45,927          43,884
     Less-1,232 Treasury Shares, at Cost
       at September 30, 1999 and 6,807
           Shares at cost at December 31, 1999      (26)           (204)
    Total Stockholders' Equity                    45,901          43,680
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $493,940        $472,670

NOTE: The balance sheet at December 31, 1999, has been taken from the audited financial statements at that date and condensed.

                             FIRST CITIZENS BANCSHARES, INC.
                                    AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)


                                Three Months Ended     Nine Months Ended
                                   September 30          September 30
                                 2000        1999       2000       1999


     Interest Income
Interest and fees on loans     $ 8,096     $ 7,474    $23,406     $21,814
Interest on investment
  securities:
Taxable                          1,443       1,472      4,260       4,500
Tax-exempt                         168         147        478         467
Other interest income -
 Fed Funds Sold                      0           7          9         148
Other interest income -
 checking                           27           7         58          33
Lease financing income               0           0          0           0
     Total Interest Income       9,734       9,107     28,211      26,962

     Interest Expense
Interest on deposits             3,991       3,417     11,468      10,139
Other interest expense           1,192         775      2,666       2,429
      Total Interest Expense     5,183       4,192     14,134      12,568

Net Interest Income              4,551       4,915     14,077      14,394

Provision for loan losses          239         122        620         524

Net interest income after
   provision                     4,312       4,793     13,457      13,870

     Other Income
Securities gains (losses)          (19)          0        (19)         95
Other income                     1,455       1,455      4,449       4,188
     Total Other Income          1,436       1,455      4,430       4,283

Other expenses                   4,825       3,852     12,709      11,362

Net income before
 income taxes                      922       2,396      5,177       6,791
Provision for income
 taxes                             227         846      1,640       2,351

Net income                         695       1,550      3,537       4,440


Earnings per share            $   0.19    $   0.42    $  0.95      $ 1.21

Weighted average number of
  shares outstanding         3,707,187   3,654,633  3,707,187   3,654,633

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                              (STATED IN THOUSANDS)


    Operating Activities
                                           Nine Months Ended September 30
                                            2000        1999       1998
Net cash provided by
  operating activities                   $ 3,989      $ 5,347    $ 2,863

    Investing Activities

Proceeds of maturities of held to
  maturity securities                      2,603        6,861     12,119
Purchase of held to maturity
  investments                                  0       (2,500)   (15,043)
Proceeds from maturities of available
 for sale securities                       1,827       10,506     19,887
Proceeds from sales of available for
  sale securities                          2,714        8,227     10,059
Purchase of available for sale
 securities                               (5,725)     (19,200)   (59,428)
Increase in Loans-Net                    (16,393)     (20,207)   (45,150)
Payment for purchase of Bank of Troy-
 Net of cash acquired                          0            0     (5,957)
Purchases of premises and equipment       (1,974)      (2,779)    (1,881)

         Net cash provided
      by investing activities            (16,948)     (19,092)   (85,394)

    Financing Activities
Net increase (decrease) in demand
  and savings accounts                    (7,560)      (1,036)    18,670
Increase (decrease) in time accounts       1,178       (3,300)    23,722
Increase (decrease) in long-term debt     20,250        7,002     11,844
Treasury stock transactions                  180         (128)       (52)
Proceeds from sale of common stock           278          450      5,070
Cash dividends paid                       (2,533)      (2,115)    (1,278)
Net increase (decrease) in short
  term borrowings                          5,394         (418)    17,327

  Net cash provided (used) by
      financing activities                17,187          455     75,303

  Increase (decrease) in cash and
      cash equivalents                     4,228      (13,290)    (7,228)

Cash and cash equivalents at
  beginning of year                       17,410       28,318     18,846

Cash and cash equivalents,
  end of year                             21,638       15,028     11,618

Cash payments made for interest and income taxes during the years presented are as follows:

                                2000      1999     1998
         Interest             $13,995   $12,948   $11,564
         Income Taxes          $3,241    $2,142   $ 2,388

The accompanying notes are an integral part of these financial statements.

                         FIRST CITIZENS BANCSHARES, INC.
                        STATEMENT OF COMPREHENSIVE INCOME
                     (IN THOUSANDS) EXCEPT PER SHARE AMOUNTS
                               SEPTEMBER 30, 2000


                                Three Months Ended    Nine Months Ended
                                    September             September
                               2000          1999       2000       1999

Net Income                    $  695       $1,550      $3,537    $4,440

Changes in Available
  for Sale Securities            591         (510)        537    (3,288)

Tax Impact (Available
  for Sale Securities)          (236)         204        (215)    1,315

Comprehensive Income          $1,050       $1,244      $3,859    $2,467

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              (Stated in Thousands)
                               September 30, 2000

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of September 30, 2000, the consolidated statements of income for the nine months ended September 30, 2000, 1999, and 1998, and the consolidated statement of cash flows for the nine months then ended have been prepared by the company without an audit. The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S -
X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1999. Note 2 - Organization

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

Note 3 - Short Term Borrowings
                                         September 30  September 30
                                              2000        1999

Amount Outstanding-End of Period             $51,484     $37,688
Weighted Average Rate of Outstanding           6.36%       4.79%
Maximum Amount of Borrowings at Month End    $54,600     $38,288
Average Amounts Outstanding for Period       $54,554     $34,672
Weighted Average Rate of Average Amounts       6.45%       4.40%

Note 4 - Long-Term Debt

Long term debt is comprised of Federal Home Loan Bank Borrowings, ESOP DEBT and Finance Company debt. The Finance Company debt is classified as long term debt due to the intent to renew. The parent company ESOP debt is with Suntrust-Nashville. The average life is as presented and the FHLB Funds are matched with loans and investments.

                       Average Average  Average
                          Volume Rate Maturity Variable

FHLB Borrowings        $29,433 6.02%  3 Years     Fixed
Finance Company Debt     1,000 6.00%  5 Years     Fixed
ESOP Obligation            920 7.90%  7 Years     Monthly

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                               September 30, 2000

Note 5 - Statement of Cash Flows

                                  September 30,
                        2000         1999         1998
Actual payments made during the periods:

Interest             $13,995      $12,948       $11,564
Income taxes           3,241        2,142         2,388

Note 6 - Contingent Liabilities

There are no material pending litigations as of the current reportable date that would result in a liability.

Note 7 - Investment Securities

The differences between book values of investment securities and market values at September 30, 2000 and December 31, 1999, total ($2,498) and ($3,394)
respectively. FASB 115 requires banks to classify securities into held to maturity, available for sale, and trading. First Citizens has $0 in the Trading Account. Available for Sale securities values are adjusted to market quarterly and the adjustments flow to the capital section (net of tax). Held to maturity securities are stated at amortized cost. Available for sale securities reflect a $985 decrease for the period ending September 2000 and, net of tax, $591 flowed to capital. These movements fluctuate with the bond market.

First Citizens engaged in a derivative activity (as defined by FASB 133) for the reported period ended September 30, 2000. A corporate bond yielding a fixed rate of 9.74% for 15 years was purchased September 2000. The cash flow of this instrument was swapped for a variable cash flow stream priced at Libor plus 250 basis points. Our corporation is implementing strategies to reduce our liability sensitive position for interest rate risk management. This derivative is a cash flow hedging strategy. There have been no material changes in the fair value of this derivative since it was implemented September 28, 2000.

Note 8 - Regulatory Capital Requirements

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc. and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved risk based capital guidelines for bank holding companies. Presently, the holding company and First Citizens National Bank exceed the required minimum standards established by regulators. The consolidated tier 1 and tier 2 ratio are 12.76% and 13.93% respectively.

Note 9 - Deferred Income Taxes

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax account reflects an asset totaling $435. Timing differences mainly consist of Reserve for Loan Losses.

Note 10 - Reserve for Loan Losses

FASB 114 and 118 were implemented during the first quarter of 1995, creating a reserve for impaired loans.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                               September 30, 2000



The following data reflects impaired totals for the reportable periods:

Impaired Loan Balance or Recorded Balance             $2,452
Amount of Recorded Balance with Related Allowance     $1,714
Amount of Recorded Balance with no Related Allowance  $  738

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

Note 13 - FASB 130 Comprehensive Income

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

Note  14  -  FASB  132  -   Employers'disclosures   about   pensions  and  other
postretirement benefits.

First Citizens and its subsidiaries do not sponsor any defined benefit plans or postretirement benefits.

                         FIRST CITIZENS BANCSHARES, INC.
                                 AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                               September 30, 2000


Note 15 - Leveraged ESOP
Origination Date 6-25-98

First Citizens Bancshares guaranteed a loan in the amount of $2 million payable to Suntrust Bank of Nashville, TN at the rate of Libor plus 1.20 percent. Repayment terms consists of equal principal payments of $52,000 plus accrued interest to be paid quarterly, with the first payment commencing July 1998. Bancshares expects to pay the debt in full within seven years commencing with the first payment date of July 1998. The source of repayment will be the lead bank, First Citizens National Bank. First Citizens will record as an expense the contributions for funding of the payments to the Employee Stock Ownership Plan. Purpose of the loan was to provide funds for the ESOP to purchase 85,106 shares of Bancshares stock at market/appraised price of $23.50 (price as of the transaction date). Shares were issued from unissued shares resulting in recorded transactions on Bancshares' books of a note payable and a contra equity account referred to as unallocated ESOP shares. In October 2000, the ESOP also established an additional line of credit in the amount of $3 million with Suntrust Bank. The line was established to provide liquidity source, when necessary, to fund payout obligations in excess of current cash held in the plan. As of November 14, 2000 no funds had been advanced on the line.

First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and Trust is considered a money purchase/stock bonus plan. The plan trustee is the Investment Management and Trust Services Division of First Citizens National Bank. Eligibility requirements to participate in the plan are to complete one year of service and attain the age of 21 years. An employee must be employed on the last day of the calendar year and must have completed 1000 hours of service to receive a contribution. Each year First Citizens National Bank has contributed 10% of covered payroll to the money purchase pension plan. A change to the ESOP document in third quarter 2000 resulted in a contribution of 7% of covered payroll to the money purchase plan and a contribution of 3% of covered payroll to a 401K Plan established third quarter 2000. Contributions to the Stock Bonus Plan are discretionary and have not been utilized in the last decade. The current ytd ESOP expense is $470 thousand.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address significant changes in income and expense accounts when compared to the quarter ending September 30, 2000. Reference should be made to the Financial Statements included as ITEM 1 for a more thorough understanding of the analysis. The discussion relates mainly to activities of First Citizens National Bank (First Citizens) in its banking business. However, the consolidated statements of income reflect activities of First Citizens and First Citizens Bancshares, Inc. (Bancshares). Limited activities to date by the Holding Company do not materially affect the income report.

Operations during third quarter were marked by increased funding costs, the result of a series of interest rate increases which occurred over recent months. Net interest margins at quarter end were 3.88% as compared to 4.07% one year ago. The long term impact of rate increases will be modified over time as new loans are placed in the portfolio which more nearly reflect the current rate environment. A revised funds management strategy has been adopted which should serve to moderate the impact to earnings brought about by future rate changes.

On July 19, 2000, the Board approved the organization of Nevada I, which is a corporation organized and existing under the laws of the state of Nevada. The sole activities of Nevada I are the ownership of stock in Nevada II and the ownership of certain loans pursuant to a Participation Agreement. Nevada I will neither own nor lease any tangible property. Nevada I will have an employee located in the state of Nevada and officers and directors located in the state of Tennessee. Permission was also granted to organize Nevada II, which is also a corporation organized and existing under the laws of the state of Nevada. Nevada II board of directors will consist of three persons, two Tennessee residents and one Nevada resident. All board meeting will held in Las Vegas, Nevada. The principal activity of Nevada II will be to acquire and sell investment securities as well as collect the income from the portfolio. The sole purpose will be to transfer the bank's investment activity to the Nevada II Corporation. First Citizens National Bank income is projected to increase in excess of $300,000 the first year of operations. In conjunction with the Nevada Corporation and transfer of the investment portfolio, First Tennessee will assume management of the portfolio. As a result, appropriate changes were made to the Investment Management Policy. These changes are detailed in the section labeled Investment Securities.

Net income for the quarter was further reduced by one-time payouts to two individuals choosing to exercise contract options available as a result of recent merger activity. Total payout exceeded $800,000.00 and represented the extent of First Citizens' contract liability to employees of the merged bank. Net income for the quarter ended September 30, 2000 and 1999 was $695 and $1,550,000, resulting in earnings per common share of $0.19 and $0.42. Year to date net income for 2000 decreased from $4,400,000 to $3,537,000, a 20.34% decrease when compared to the same period in 1999, resulting in a decrease per common share from $1.21 and $0.95 for 2000 and 1999 respectively.

Year to date returns on average assets and equity are .98% and 10.53% respectively, compared to 1.27% and 13.62% for the same period in 1999. Both performance ratios are earnings driven and, as a result, reflect the impact of the contract options paid out during the third quarter as well as the pressures that exist throughout the financial services industry.

As a whole, the banking industry has enjoyed record growth and profits over recent years but now finds itself immersed in a period of adjustment. The management team of First Citizens will use this period to rethink strategies, adjust processes and explore opportunities to increase both income and assets. We will focus on improving delivery of products and services to our customer base as well as developing new and better products made possible through changes in technology.

Asset growth for the twelve months ending 09/30/00 was 4.28%, slightly less than the 4.5% reflected since year-end, 1999. Total loans were $341,408,000 and $327,032,000 for the periods ending September 30, 2000 and 1999 respectively. Loan growth during this period has been suppressed by a general slowing of the economy and more specifically by continued pressures experienced by the agricultural community. Low commodity prices and limited amounts of rainfall throughout the area again present a profitable challenge as farmers complete the current harvest season.

Asset quality remains high, with bankruptcy emerging as a key component to the strength and quality of First Citizens underwriting standards. The risk in this area will ultimately be tested by the endurance of both local and national economies. Third quarter internal loan review report indicates that the loan portfolio is in good condition based on the percentage of problem loans to gross capital funds as of September 30, 2000. Total non-performing loans at 9/30/00 were 1.11% of the loan portfolio compared to .63% for peer group average reported 6/30/00. Loans belonging to three agricultural borrowers added approximately $2.6 million to the year to date non-performing loan total. For further discussion of the loan portfolio refer to the section labeled Composition of Loans.

Deposit growth has remained relatively flat increasing 1.32% to $360,437,000 at 9/30/00 compared to $355,746,000 at 9/30/99. The new "Wall Street Checking" account introduced during third quarter is designed to support efforts to grow the deposit base. This account combines benefits of unlimited checking and earning rates competitive with those paid by brokers. The management of liquidity needs has evolved as a major challenge to community banks. Making the right investment choices, identifying and utilizing funding sources that impose the least risk to First Citizens asset/liability management process and finding creative ways to induce deposit growth will ensure our continued success as an independent community bank.

Shareholder's equity at September 30, 2000 was $45,901,000, an increase of 4.28% from $44,003,000 at September 30, 1999. Dividends to shareholders were increased 20% from the same period one year ago, paying .675 cents per share compared to
 .563 cents per share the first three quarters of 1999. The number of shares outstanding at September 30, 2000 was 3,717,593. The Dividend Reinvestment Program was suspended after twelve years with payment of the June 15, 2000 dividend. The decision to suspend the program resulted from the inability to
purchase   shares  in  the  market  place  to  support  the  needs  of  Dividend
Reinvestment. The Board determined that issuing new shares to fund the program was not in the best interest of shareholders.

On July 19, 2000, the Board approved to reduce the ESOP Money Purchase contribution from 10% to 7% and implement the Safe Harbor 401(K) effective October 1, 2000. The 3% safe harbor contribution would be made for the last quarter of 2000. For 15 years, 10% of total compensation of each qualified employee has been contributed to the ESOP. These contributions were invested almost totally in First Citizens Bancshares Stock. Over the past two years the overall market in bank stocks has declined and as a result the performance of our ESOP has been less impressive. These circumstances emphasize the need to diversify the investment of employee retirement dollars.

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

First Citizens continues to take an aggressive approach to meeting customer demands for internet based banking services. Testing of the nBusiness internet based cash management application was suspended during third quarter due to flaws in the application. A new nBusiness product is in the development phase. Testing is projected to resume during the first half of 2001. The bank's Small Business Center located at the Green Village Office will also support internet based financial support services, such as development of a small business financial plan, payroll and marketing. A focus on developing the Small Business segment of our customer base has been significantly enhanced by the introduction of a trio of Internet products that promote as "Surf Locally, Shop Locally" theme. A web page development service, the ability to be a part of a virtual Internet Mall and the introduction of First Citizens as an ISP provider will place our organization well above the competition in this business segment.

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

What does this mean for First Citizens? It means that First Citizens Bancshares, Inc. has requested and been granted approval from the Federal Reserve Bank of St. Louis to change its' Bank Holding Company status to a financial holding company effective June 8, 2000. As a financial holding company, Bancshares may engage in any type of financial activity, including any type of insurance or securities activity, or become affiliated with any type of financial company. A Financial Holding Company is subject to the same regulations as other bank holding companies, including reporting, examination, supervision, and consolidated capital requirements imposed by the Federal Reserve Board. There are however, ways in which an FHC will be regulated differently than other bank holding companies, including the conditions it must satisfy to be an FHC; and the reduced requirements regarding notice and prior approval that will apply when the company commences new activities or new affiliations. A second change will be increased competition as large-scale independent investment bankers (brokerage firms, insurance companies, mutual funds) are likely to begin offering banking services in offices nationwide. The good news is, our focus on diversification has placed the Company in a position to compete by offering the same products and services at convenient locations by a staff our customers know and trust. Through utilization of technology, we offer the same sophisticated services as larger banks with offices nationwide. One example is our Internet Banking Account that has drawn rave reviews from existing and new customers. Customers of First Citizens Financial Plus have access to on-line trading and White and Associates/First Citizens Insurance has established a web presence that will progress toward on-line insurance sales.

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

Our strategy going forward into 2001 will be proactive. An all out effort will be made to identify weaknesses in current systems, seek out new growth opportunities and develop sound business strategies that will bring value to our investors. We have employed a consulting firm to review and analyze each and every process within the operating structure of First Citizens. Our ultimate goal will be the development of a business culture that places service to our customers above all else. Processes which directly serve the customer will be identified and separated from back office activity that supports this effort. The sales culture within our organization will continue to be a primary focus and will be expanded by enhancement of a current Business Development Program to include a formalized plan for involvement of each Director and Advisory Board member in all markets.

The following table compares year to date non-interest income and expense of First Citizens as of September 30, 2000, 1999, and 1998:

                               Non-Interest Income
                                 (in thousands)

                          Sept. 30          Sept. 30          Sept. 30
                            2000 % of Change  1999  % of Change  1998
Service Charges on
 Deposit Accounts          $1,958    10.30%  $1,775  31.28%  $1,352

Trust Income               $  618    (6.50)% $  661    18.24%  $  559

Other Income               $1,854      .87%  $1,838    40.41%  $1,309
TOTAL NON-INTEREST INCOME  $4,430     3.64%  $4,274    32.73%  $3,220

Total non-interest income increased 3.64% and 32.73% when comparing 2000 to and 1999 and 1998. The increase reflects a continued focus on fee income and the bank's commitment to diversifying the income stream. Service Charges on Deposit Accounts, which includes income from overdraft fees was up 10.30% when compared to September 30, 1999. Sales in Broker Services and Insurance, reflective of the bank's referral and sales program, resulted in a slight increase in Other Income. Referrals resulting in closed sales increased 46% when comparing the first three quarters of 2000 to 1999. Income received from Investment Management and Trust Services was down 6.50% from last year. A large portion of fee income in this area is calculated as a percent of portfolio market value. The volatility in the financial markets has resulted in a decrease in market value of many investment portfolios, thus negatively impacting derived income in this area.

                              Non-Interest Expense
                                 (in thousands)

                          Sept. 30          Sept. 30         Sept. 30
                            2000  % of Change  1999  % of Change  1998
Salaries and Employee
 Benefits                   $6,674    3.82%   $ 6,428   23.28%  $5,214
Net Occupancy Expense       $2,129    9.23%   $ 1,949   29.41%  $1,506
Other Operating Expense     $3,906   30.85%   $ 2,985   22.03%  $2,446
TOTAL NON-INTEREST EXPENSE $12,709   11.85%   $11,362   23.95%  $9,166

Non-interest expense increased slightly to $12,709,000 in 2000 from $11,362,000 in 1999 reflecting ongoing efforts to monitor and control expense categories such as salaries and benefits, net occupancy expense and other operating expense. A comparison of staffing levels reveals that First Citizens maintains one fulltime equivalent employee for every 2.4 million in assets. Peer banks ratio as of 9/30/00 was 2.61 million dollars in assets per employee. Unlike most peer banks, First Citizens maintains an Investment and Trust Services Division, Brokerage Firm, Agricultural and Mortgage Lending Department, and a Finance Company. Each of these entities adds additional staff, as does the extended banking hours on Thursday, Friday, and Saturday. First Citizens is committed to attracting and retaining well qualified personnel by offering salaries and employee benefits which equal or exceed peer companies, paying bonuses when productivity standards are met, and enhancing career opportunities by promoting from within when possible.

Fulltime equivalent employees were 193 at 9/30/00 down from 207 at 6/30/99. First Volunteer acquisition (21), Opening of Delta Finance II (2), and employees hired to establish brokerage and mortgage lending service in Obion and Lauderdale Counties (3) Electronic Banking/Call Center (3) increased FTE approximately 30 employees in 1999. The opening of the new Green Village facility, designed to generate and service a much larger customer base, increased FTE by three employees with the addition of a Commercial Loan Officer, Post Office employee and another Customer Service Representative.

Technology investments resulted in an increase in computer expense and the related depreciation to those investments. Net occupancy and other operating expense increased 9.23% and 30.85% respectively when compared to 9/30/99. In 2000, a focus on developing the Small Business segment of our customer base has been significantly enhanced by the introduction of a trio of Internet products that promote as "Surf Locally, Shop Locally" theme. A web page development service, the ability to be a part of a virtual Internet Mall and the introduction of First Citizens as an ISP provider will place our organization well above the competition in this business segment. Installation of a Wide Area Network was completed the last half of 1998. Other investments in technology related equipment were the purchase and installation of computer related wiring and equipment associated with bringing Bank of Troy and First Volunteer computer systems online with those of First Citizens National Bank. Net occupancy expense is projected to continue to increase as technology is installed to meet the needs of our customer base. These costs will be offset in part by the reallocation of employees to fee income producing positions. Other operating expense increased in 1999 due to organizational cost associated with the Insurance Agency, Bank of Troy and First Volunteer acquisitions.
                                Deposits

The average daily amount of deposits and average rates paid on such deposits is summarized for the quarter ending September 30 for the years indicated:

                             COMPOSITION OF DEPOSITS
                                 (in thousands)

                       2000              1999              1998
                Average   Average Average   Average Average    Average
                Balance    Rate   Balance    Rate   Balance     Rate
Non-Interest
Bearing Demand
Deposits        $ 38,144   0.00%  $ 38,413   0.00%  $ 32,747   0.00%

Savings
Deposits        $110,312   2.91%  $110,888   2.86%  $ 95,597   3.26%

Time Deposits   $210,803   6.04%  $209,124   5.01%  $178,169   5.66%

TOTAL DEPOSITS  $359,259   4.44%  $358,425   3.81%  $306,513   4.31%

Deposits have remained flat reflecting an increase of only .23% when comparing 6/30/00 to the same period in 1999. Deposit growth in 1999 was attributed primarily to deposits acquired in the Bank of Troy and First Volunteer acquisitions. Deposit instruments are created to target local consumers, professionals, and small businesses as its primary deposit base. These instruments consist primarily of demand deposits, savings accounts, certificates of deposits and individual retirement accounts. Senior products consist of discount service charges and other benefits designed for that market segment.

Non-interest bearing and savings deposits decreased slightly from 1999 while time deposits experienced an increase of less than one percent. Retention of savings and time deposits continues to be a challenge with increased competition by brokerage firms, insurance companies and other financial service providers. The company's market place is considered highly competitive, with a fairly sophisticated customer base. According to a market share analysis, Bancshares holds approximately 54% of bank deposits domiciled in Dyer County. First Tennessee Bank holds 21%, Union Planters National Bank 12%, Security Bank 15.5% and City State Bank 2%. First Citizens competes with 2 or more large community banks in the Obion County market as well as other types of financial service providers. Competitor marketing programs are aggressive in seeking new deposit dollars with advertising programs that offers rates on certificates of deposits in excess of 7 percent and above in some market areas. First Citizens holds in excess of 15% of total deposits in Obion County and 4% in Lauderdale County.

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

Average  rates  paid on  deposits  continue  to  reflect  sound  asset/liability management strategy to maintain interest margins that are consistent with company goals. A deposit strategy adopted in late 1996 reflected a shift from paying higher rates to obtain retail deposits to the purchase of wholesale deposits. Interest cost of wholesale deposits in comparison to market rates paid on retail deposits often provides for net interest margins that compliment the bank's capital plan. In order to stimulate deposit growth moving into the third quarter of 1999, a decision was made to increase deposits rates to a level more in line or slightly above Dyer County market rates. The decision to pay higher rates was based on a need to acquire or retain a total customer relationship and to attract deposits to fund aggressive loan demand. It is presently more cost effective and efficient to borrow wholesale funds which can be earmarked for a specific dollar amount and allow for a more precise management of maturities. Therefore, aggressive pricing of deposits is based on total customer relationship, and in some cases, high volume deposits. The new "Wall Street Checking" account was introduced during the third quarter 2000. This innovative checking account product was designed to support efforts to grow the deposit base by combining the benefits of unlimited checking and earning rates competitive with those paid by brokers. Rate of interest paid on the Wall Street Checking Account has been 5.75% since inception date.

The bank determines the level to which short-term and marketable assets are available to fund short-term liabilities and outflow of deposits through its liquidity ratio. The liquidity ratio at 9/30/00 was 10.47% slightly above the bank's policy range of 6.06% to 9.24%. Another measure of liquidity is the dependency ratio that indicates the degree to which volatile liabilities are being relied upon to fund longer term assets. The lower the dependency ratio, the more liquid the bank. First Citizens dependency ratio as of 9/30/00 was 24.96% slightly above the maximum policy range of 24.65%.

Sweep accounts totaling $8.2 million are not included in the average balances for demand deposits. The "Sweep" total is included in the balance sheet category of securities sold under agreement to repurchase. Repurchase agreements "Sweep" is a product offered to large balance customers, which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First Citizens on September 30, 2000.

              Maturity Distribution of Time Deposits
      In Amounts of $100,000 Or More As Of September 30, 2000

                        (in thousands)
               Maturity                      Total Amount

           3 months or less                    $31,856
           3 through 12 months                 $33,698
           1 year through 3 years              $ 6,383
           over 3 years                        $   230
                                   Total       $72,167

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earnings assets and average costs on interest bearing liabilities. The average yield on interest earning assets, 8.98% reflects a slight increase compared to 8.60% at September 30, 1999. Interest earning assets at quarter end were $437,113,000 compared to $426,890,000 and $363,510,000 at quarter end 1999 and 1998 respectively. The average rate on interest bearing liabilities was 5.11%, 4.31% and 4.90% as of quarter end of each year under discussion. Total interest bearing liabilities was $405,102,000, $387,833,000 and $322,933,000 for September 30, 2000, 1999,
and 1998, respectively. A primary objective of the Asset Liability Committee is maintaining interest rate margins that are consistent with projected profitability ratios. Net yield on average earning assets was 4.24%, 4.68% and 4.48%. Maintaining interest rate margins achieved in prior years continues to be a challenge. When interest rates begin to rise, customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate possible on deposits. In a rising rate environment, the competition for deposit dollars increases and outflow to mutual funds, brokered CD's and other non-traditional investments increases. The sensitivity to loan rates also increases as banks scramble to retain quality customers being "courted" by the competition. First Citizens has historically outperformed peer banks with the average rate earned on the loan portfolio. Asset/liability policies are in place to protect the company from a material negative impact brought about by volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

                                   First Citizens National Bank
                                    Quarter Ending September 30
                      Monthly Average Balances and Annualized Interest Rates
                                          (in thousands)
                           2000                      1999                      1998
                  Average         Average  Average           Average Average         Average
                  Balance Interest Rate    Balance  Interest  Rate   Balance Interest Rate
ASSETS
INTEREST EARNING
  ASSETS:
 Loans (123)
  and Leases       $336,176 $8,096  9.63% $322,550  $7,474   9.26%  $267,955  $6,474 9.66%
Investment
 Securities:
  Taxable          $ 87,716 $1,443  6.58% $ 89,900  $1,461   6.50%  $ 82,651  $1,335 6.46%
Tax Exempt (4)     $ 11,513 $  254  8.82% $ 13,380  $  226   6.76%  $ 11,974  $  204 6.81%
Interest Earning
 Deposits          $  1,708 $   27  6.32% $    500  $    7   5.64%  $    741  $    6 3.24%
Federal Funds
Sold and Securities
 Purchased Under
 an Agreement
 to Resell         $      0 $    0  0.00% $    560  $    7   5.00%  $    189  $    3 6.35%
Total Interest
 Earning Assets    $437,113 $9,820  8.98% $426,890  $9,175   8.60%  $363,510  $8,022 8.83%
NON-INTEREST
 EARNING ASSETS:
Cash and Due
 From Banks        $ 20,306 $    0  0.00% $ 12,646  $    0   0.00%  $  9,213  $    0 0.00%
Bank Premises and
 Equipment         $ 14,407 $    0  0.00% $ 13,197  $    0   0.00%  $  9,279  $    0 0.00%
Other Assets       $ 21,146 $    0  0.00% $ 20,392  $    0   0.00%  $ 14,983  $    0 0.00%
Total Assets       $492,972 $    0  0.00% $473,125  $    0   0.00%  $396,985  $    0 0.00%
  LIABILITIES AND
  SHAREHOLDERS'
     EQUITY:
INTEREST BEARING
LIABILITIES:
Savings Deposits   $110,312 $  804  2.91% $110,888  $  794   2.86%  $ 95,597  $  779 3.26%
Time Deposits      $210,803 $3,187  6.04% $209,124  $2,623   5.01%  $178,169  $2,520 5.66%
Federal Funds
 Purchased and
 Other Interest
 Bearing
 Liabilities       $ 83,987 $1,192  5.67% $ 67,821  $  759   4.71%  $ 49,167  $  656 5.34%
  Total Interest
   Bearing
   Liabilities     $405,102 $5,183  5.11% $387,833  $4,176   4.31%  $322,933  $3,955 4.90%
 NON-INTEREST
   BEARING
 LIABILITIES:
 Demand Deposits   $ 38,138 $    0  0.00% $ 38,413  $    0   0.00%  $ 32,747  $    0  0.00%
 Other Liabilities $  3,830 $    0  0.00% $  2,876  $    0   0.00%  $  3,304  $    0  0.00%
 Total Liabilities $447,070 $    0  0.00% $429,122  $    0   0.00%  $358,984  $    0  0.00%
 SHAREHOLDERS'
   EQUITY          $ 45,902 $    0  0.00% $ 44,003  $    0   0.00%  $ 38,001  $    0  0.00%
 TOTAL LIABILITIES
  AND SHAREHOLDERS'
   EQUITY          $492,972 $    0  0.00% $473,125  $    0   0.00%  $396,985  $    0  0.00%
NET INTEREST
    INCOME         $      0 $4,637  0.00% $      0  $4,999   0.00%  $      0  $4,067  0.00%
NET YIELD ON
 AVERAGE EARNING
 ASSETS(ANNUALIZED)$      0 $    0  4.24% $      0  $    0   4.68%  $      0  $    0  4.48%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.
(2)     Non-accrual loans are included in average total loans.
(3) Loan Fees are included in interest income and the computations of the yield on loans.
(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

                              COMPOSITION OF LOANS

The loan portfolio is First Citizens largest earning asset. Total loans as of 9/30/00 were $341,048,000 compared to $327,032,000 at September 30, 1999. Loans acquired in the merger and acquisition added approximately $58 million to the loan portfolio in 1999. Real estate mortgage loans comprise over 69% of total loans. Commercial expansions in retail as well as medical facility construction represent a significant volume in total real estate loans. One to Four Family Residential and Home Equity loans comprise approximately 36% of total portfolio compared to 35% in 1999. The Dyer County population is approximately 41,000 based on 1997 estimates (Dyersburg/Dyer County Chamber of Commerce Publication). The upward trend in residential mortgages is not only attributed to acquired loans but, to growth in population and new home starts in Dyer and the surrounding counties. New housing starts year-to-date 2000 totaled 43 in Dyersburg and 82 in Dyer County, down from prior year as a result of the rising rate environment experienced in the latter part of 1999 and the first half of 2000. Demographics from the Dyersburg/Dyer County Chamber of Commerce reflect Dyersburg as one of the fastest-growing communities in Tennessee. During the 1980's the population increased 16.4%. Tennessee named Dyer County a Three-Star Community for 15 consecutive years based on its community economic development preparedness. Dyersburg/Dyer County is a regional, retail, medical, employment and cultural center for more than 300,000 people who live in 10 surrounding counties. The 1996 per capita income for trade area counties list Dyer County at $19,930, Obion at $20,675, and Lauderdale at $16,101. Other surrounding counties range from $11,814 to $19,029. The State of Tennessee predicts that per capita income in the area will be greater than the national average by year 2000. A diversified mix of employment opportunities has provided a stable, growing economy. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing 40.5%. Dyer County's unemployment rate for September, 2000 was 5.6% compared to State of Tennessee rate of 3.8% and National (U.S.) rate of 3.9%. This rate is down slightly from 5.9% at prior quarter end. Dyer County's unemployment rate remained at 5.9% the first two quarters due to the closing of a local warehousing and distribution facility in January 2000. The unemployment rate for Obion County was 4.5% and Lauderdale County rate was 5.2%. Total problem loans are up 1.5% for the quarter but down 4.2% when compared to 9/30/99.

First Citizens is the largest agricultural lender in the state of Tennessee and is an approved Farm Credit Services lender. Agriculture comprises a significant portion of the Dyer County Market. Total farm land in production is approximately 231,000 acres or 56% of Dyer County land. Farming is a $79 million industry in the county with Dyer County being Tennessee's no. 1 producer of soybeans, grain, sorghum, and commercial vegetables. Other important crops are wheat, cotton, and corn. The county's 509 farm operations average 453 acres with an average value of $499,501. Agricultural loans total $30.6 million or 8.96% of total loans. Agricultural credit 90 days or more past due, total $1,121,634 or
 .32% of total loans.

The entire U.S. agricultural economy is operating under extreme pressures brought about by the lowest commodity prices in decades. Reduction in export demand combined with improved production methods have created surplus inventories that suppressed prices for the 1999 and 2000 crop years. In addition to suppressed commodity prices, the West Tennessee area has experienced a weather related draught causing below average yields. As the leading agriculture lender in West Tennessee, First Citizens loan portfolio is impacted by these conditions. Recognizing that the situation is temporary in nature, management is committed to working with our farm and agriculture related customers to minimize exposure to the bank's loan portfolio as well as the long term effect to this vital segment of our economy.

Growth in the consumer loan portfolio slowed in early 1997 because of an increase in the number of bankruptcies in the State of Tennessee as well as perceived deterioration in consumer credit within Dyer County. Loan Administration developed credit scoring tools as well as tighter consumer lending practices to manage consumer losses. Past due consumer loan total was $1,194,000 or .34% of total loans.

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


The average yield on loans of First Citizens National Bank for the third quarter of the years indicated is as follows:

              2000 -  9.63%
              1999 -  9.26%
              1998 -  9.66%
              1997 -  9.70%
              1996 -  9.75%


The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $51,530,000 as of 9/30/00.

The following table sets forth loan totals net of unearned income by category for the past five years:

                                    September 30 (in thousands)
                          2000      1999      1998      1997      1996
Real Estate Loans:
 Construction           $ 33,938   $ 32,808  $ 25,232 $ 22,710 $ 16,712
 Mortgage               $201,856   $184,653  $142,281 $138,494 $123,612
Commercial, Financial
 and Agricultural Loans $ 64,404   $ 68,222  $ 77,059 $ 45,592 $ 49,822
Installment Loans to
 Individuals            $ 38,009   $ 38,462  $ 27,404 $ 25,636 $ 23,290
Other Loans             $  3,201   $  2,887  $  2,506 $  2,195 $  2,107

TOTAL LOANS             $341,408   $327,032  $274,482 $234,627 $215,543


          Loan Maturities and Sensitivity to Changes in Interest Rates

The degree of risk to which a bank is subjected can be controlled through a well managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $164,602,000 or 48.21% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. The ratio is up from 35.69% at 9/30/99 reflecting efforts of the customer base to lock in lower interest rates. Maturities in the one to five year category total $143,218,000, reflecting a slight decrease when compared to $171,322,000 at 9/30/99. The trend exhibited by consumers in recent years to lock in interest rates is projected to continue.

                                       Due after            Due
                        Due in one     one year but        after
                        year or less  within five years five years
                                       (in thousands)

Real Estate              $ 72,291         $ 96,345       $67,158
Commercial, Financial
 and Agricultural        $ 35,009         $ 24,500       $ 4,895
All Other Loans          $ 18,535         $ 22,373       $   302

TOTAL                    $125,835         $143,218       $72,355

Loans with Maturities After One Year for which:
                                                   (in thousands)
Interest Rates are Fixed or Predetermined             $176,806
Interest Rates are Floating or Adjustable             $ 38,767


                        NON-PERFORMING ASSETS

Non-performing   loans  for  9/30/00,   9/30/99  and  9/30/98  were  $3,739,000,
$1,099,000, and $589,000,000 respectively. Total non-performing at quarter end represents 1.11% of total loans compared to peer group ratio of .63%. Loans belonging to only three agricultural borrowers added approximately $2.6 million to the non-performing loan total during the 2nd quarter. Total non-performing loans at 9/30/99 represent .33% of total loans compared to peer group ratio of
 .73%. Non-accrual loan total at 9/30/00 increased to $1,842,960 from $654,669 at 9/30/00.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the nine months ending 9/30/00 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $134,000. Interest income on loans reported as ninety days past due and on interest accrual status was $135,000 for year-to-date 2000. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured loans as of September 30, 2000 are 0.

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

The following table sets forth the balance of non-accrual loans as of September 30, for the years indicated:

                              Non Performing Loans
                                  September 30
                                 (in thousands)

                                      90 Days Past Due
    Year     Non-Accrual              Accruing Interest     Total

   9/30/00      $1,862                    $1,877           $3,739
   9/30/99      $  655                    $  444           $1,099
   9/30/98      $  358                    $  301           $  659
   9/30/97      $  514                    $  290           $  807
   9/30/96      $1,523                    $  171           $1,694


                            Loan Loss Experience and
                            Reserves for Loan Losses

The Loan Loss Reserve Allowance is determined by using a one year actual loss on credit card and installment loans, making a specific allocation for impaired loans, using 50% of doubtful loans, 10% of substandard loans, 5% of watch loans,
 .75% of other loans not listed previously less SBA/FSA guaranteed portions and .75% of Letters of Credit. During the quarter just ended activity to the Reserve
Account consisted of (1) loan charge-offs - $249,000 (2) recovery of loans previously charged off - $88,000 and (3) additions to Reserve - $239,000. Recovery of loans previously charged off continues to be a priority to the bank to the bank. One full-time employee is assigned the responsibility for recovery of charged off loans and deposit overdrafts. The Reserve for Loan Losses Balance at quarter end was $3,976,000 or 1.18%. Bank policy mandates a reserve balance equal to one percent of total loans. Projected charge-offs for the year 2000 are approximately $800,000.

An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month (February, May, August, and November) and reported to the board at its meeting immediately preceding quarter-end. Requirements of FASB 114 and 118 have been incorporated into the policy for Accounting by Creditor for Impairment of a loan. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractional terms of the loan. First Citizens adopted the following as a measure of impairment: (1) Impairment of a loan at First Citizens shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value. The Impairment decision will be reported to the Board of Directors and other appropriate regulatory agencies as specified in FASB 114 and 118. The bank will continue to follow regulatory guidelines for income recognition for purposes of generally accepted accounting principles, as well as regulatory accounting principles.

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

3. Specific Allocation - Loans, in total or in part, in which a future loss is possible.

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

V.   LETTERS OF CREDIT                     .75%     $          $

VI.  OTHER REAL ESTATE OWNED                                   $
                                                               ------
     RESERVE REQUIRED                                          $

     RESERVE BALANCE                                           $

     EXCESS (DEFICIT)                                          $
     RESERVE AS % OF TOTAL LOANS %

     PEER GROUP %

     LOSS EXPERIENCE III and IV AVERAGE LAST 3 YEARS
                    .% OR $

The book value of repossessed real property held by the bank at 9/30/00 was $220,000. The balance as of 9/30/99 was $283,000. Accounting for adjustments to the value of Other Real Estate Owned when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

Any reduction in value is charged to the allowance for possible loan losses. All other real estate parcels are appraised annually and the carrying value is adjusted to reflect the decline, if any, in its realizable value. Such adjustments are charged directly to expense.

Management's estimates of approximate charge-offs for period ending 12/31/00:

Domestic                                           Amount (in thousands)
  Commercial, Financial and Agricultural                   $200
  Real Estate-Construction                                    0
  Real Estate- Mortgage                                     200
  Installment Loans to individuals and credit cards         400
  Lease financing                                             0
Foreign                                                       0
             01/01/00 through 12/31/00 Total               $800

The following table summarizes the monthly average of net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.


                             First Citizens National Bank
                   Loan Loss Experience and Reserve for Loan Losses
                               Quarter ending September 30
                                    (in thousands)

                          2000    1999       1998     1997      1996
Average Net Loans
 Outstanding
  Net of ICNE          $336,176  $322,550 $267,955 $231,262  $212,718

Balance of Reserve
for Loan Losses
at Beginning of
Period                 $  3,898  $  3,878 $  3,438 $  2,596  $ 2,359
Loan Charge-Offs       $   (249) $   (192)$  (166) $    (24) $   (50)

Recovery of Loans
Previously
Charged Off            $     88  $    126 $    90  $     36  $    39

Net Loans Charged Off  $   (161) $    (66)$   (76) $     12  $   (11)

Additions to Reserve
Charged to Operating
Expense                $    239  $    122 $   121  $    180  $   163

Balance at End of
Period                 $  3,976  $  3,934 $  3,483 $  2,788  $  2,511
Ratio of Net Charge-
Offs during quarter
to Average Net Loans
Outstanding              (.04%)    (.02%)   (.03%)    .005%    (.01%)

The following table will identify charge-offs by category for the period ending 9/30/00 and 9/30/99.

Charge-Offs:                                  2000      1999
Domestic
  Commercial, Financial and Agricultural       $13      $58
  Real Estate - Construction                     0        0
  Real Estate - Mortgage                        61       22
  Installment Loans to Individuals             148       73
  Lease Financing                                0        0
  Credit Cards                                  27       39
    Total                                    $(249)   $(192)

Recoveries:
Domestic:
  Commercial, Financial and Agricultural      $ 12     $ 29
  Real Estate - Construction                     0        0
  Real Estate - Mortgage                         1        6
  Installment Loans to Individuals              69       88
  Lease Financing                                0        0
  Credit Cards                                   6        3
    Total                                       88      126
  Net                                        $(161)    $(66)

                              Investment Securities

The book value of listed investment securities as of the dates indicated are summarized as follows:

                      Composition of Investment Securities

                                  September 30
                                 (in thousands)

                       2000       1999     1998        1997       1996
U. S. Treasury and
 Government Agencies $82,824    $86,185    $88,559    $61,465    $60,718
State and Political
  Subdivisions       $10,399    $13,184    $12,330    $ 9,986    $10,807
All Others           $ 5,390    $ 3,153    $ 2,696    $ 2,359    $ 3,457
            TOTALS   $98,613   $102,522   $103,585    $73,810    $74,982

A major function of the bank's investment portfolio is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits. Total Investments as of 9/30/00 are $98,613,000 compared to $102,522,000 and $103,585,000 for 9/30/99 and 9/30/98 respectively. Investment Securities increased significantly in 1998 due to the addition of approximately $23 million acquired in the Bank of Troy acquisition. The Investment Portfolio consists primarily of Government Agencies, Mortgage Backs, Remics, CMOS, and GNMA Pools. The average maturity of the portfolio is 6.66 years and the average yield is 6.45%. The average life is 5.82 years.

Total purchases for the quarter were $5.7 million, while sales from the available-for-sale portfolio were $4.5 million. Book value compared to market value resulted in a positive entry to capital account of approximately $591 thousand for the year. FASB 115 requires banks to mark to market investment securities held in the Available for Sale portion of the investment portfolio. Mark to market dictates that investments be marked up or down to account for fluctuations in market value created by changes in interest rates. They effect to capital is temporary if the investments are held to maturity.

Fixed rate holdings currently have an expected average life of 5.5 years. It is estimated that this average life would extend to 6.1 years should rates rise 100 basis points and 6.2 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would likely decrease to 2.8 years.

In terms of price sensitivity, we estimate that if rates were to increase 100 basis points, market value of the portfolio would fall by 3.7%, while rates rising 200 basis points would impact the market value by a negative 7.9%. This is comparable with the price sensitivity of a Treasury bond with a term of about 5 years. If rates drop 100 basis points, we estimate that the market value would increase by 3.5%.

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

On July 19, 2000, the Board approved the organization of Nevada I, which is a corporation organized and existing under the laws of the state of Nevada. The sole activities of Nevada I are the ownership of stock in Nevada II and the ownership of certain loans pursuant to a Participation Agreement. Permission was also granted to organize Nevada II. The principal activity of Nevada II will be to acquire and sell investment securities as well as collect the income from the portfolio. The sole purpose will be to transfer the bank's investment activity to the Nevada II Corporation. First Citizens National Bank income is projected to increase in excess of $300,000 the first year of operations. In conjunction with the Nevada Corporation and transfer of the investment portfolio, First Tennessee will assume management of the portfolio.

As a result, the following changes to the Investment Management Policy were presented and approved on September 20, 2000:

1. Safety of Principal - Insulate the investment portfolio from undue credit risk. Investment recommendations will emphasize government issued securities, government guaranteed securities and other high grade investments.
2. Adequate liquidity - Ensure that adequate liquidity is maintained. Make investments more liquid than they have been in the past.
3. Capital at Risk - Insulate GAAP capital against excessive changes in market value which is not of the unrealizable gain and losses of the investment portfolio. First Citizens has excessive capital on hand. A plan to invest additional capital is a component of the investment policy.
4. Earnings at Risk - Insulate earnings from excessive change. First Citizens requires a stable Asset/Liability strategy to stabilize income streams during times of excessive interest rate moves.
5. Investment Performance - Optimize investment performance. Four recommendations to optimize investment performance were:
          (a) Purchase securities with call protection; (b) concentrate funding with growth in deposits; (c) Purchase securities with bullet-like features; (d) Sell investments ranging from $2 - $3 million with five year maturities and reinvest in long term municipals.

During the quarter just ended there were no transfers between the investment portfolio accounts. The trading account for the entire quarter maintained a zero balance.

First Citizens National Bank engaged in derivative activity as defined by FASB 133 (Reference footnote 7).

The portfolio currently contains the following unrealized gains and unrealized losses in each investment category:

                              Investment Securities
                            Unrealized Gains/(Losses)
                               September 30, 2000

                                   Unrealized     Unrealized     Net
                                     Gains          Losses   Gains/Losses
U.S. Treasury Securities                 1           31          (30)
Obligations of U.S. Government
 Agencies and Corp                      74         2844        (2770)
Obligations of States and
 Political Subdivisions                115          170          (55)
Other Securities                         0            0            0
   Totals                              190         3062        (2855)


        Maturing and Portfolio Percentages on Securities September 30, 2000
                                                                (in thousands)

                           After One Year   After Five Years         After
         Within One Year  Within Five Years Within Ten Years      Ten Years
           Amount     %       Amount     %    Amount      %    Amount     %

9/30/00   $ 4,443    4.50%   $49,251  49.95%  $36,084  36.59% $ 8,835   8.96%

9/30/99   $ 8,120    7.92%   $40,761  39.76%  $34,974  34.11% $18,667  18.21%

9/30/98   $17,408   16.81%   $36,622  35.35%  $33,617  32.45% $15,938  15.39%

9/30/97   $12,557   17.02%   $22,042  29.87%  $29,558  40.05% $ 9,633  13.06%




                 Maturity and Yield on Securities September 30, 2000
                                 (in thousands)
                                    Maturing

                                      After One Year     After Five Years    After
                    Within One Year  Within Five Years   Within Ten Years  Ten   Years
                    Amount    Yield  Amount      Yield   Amount     Yield Amount Yield
U.S. Treasury and
Government Agencies $ 4,423   7.03%  $44,321     5.99%  $30,346    6.07%  $ 3,734 6.33%

State and Political
Subdivisions*       $    20   5.10%  $ 1,040     7.36%  $ 5,738    6.89%  $ 3,601 7.48%

All Others          $     0      0%  $ 3,890     5.50%  $     0       0%  $ 1,500 8.00%

TOTALS              $ 4,443   7.02%  $49,251     5.97%  $36,084    6.20%  $ 8,835 7.07%


*Yields on tax free investments are stated herein on a taxable equivalent basis.

                                    Investment Securities
                                     September 30, 2000
                                       (in thousands)

                                Held-to-maturity     Available-for-sale
                               Column A    Column B  Column C  Column D
                               Amortized    Fair     Amortized    Fair
                                 Cost       Value      Cost       Value

U.S. Treasury Securities        $     0     $     0   $ 2,029   $ 1,999
U.S. Government agency
obligations (exclude
mortgage-backed securities:
   Issued by U.S. Government
    Agencies (2)                      0           0         5         5
   Issued by U. S. Government
    Sponsored agencies (3)       15,989      15,620    57,017    54,888

Securities issued by states and political subdivisions in the U.S.:
   General obligations            1,048       1,053     6,913     6,811
   Revenue obligations              637         644     1,866     1,883
   Industrial development and
    similar obligations              20          20         0         0

Mortgage-backed securities (MBS):
   Pass-through securities:
      Guaranteed by GNMA             48          48     2,803     2,758
      Issued by FNMA and FHLMC        0           0     5,487     5,293
      Other pass-through
        Securities                    0           0         0         0

Other mortgage-backed securities
  (include CMOs, REMICs, and
   stripped MBS):
      Issued or guaranteed by
        FNMA, FHLMC, or GNMA          0           0      1,911    1,872

     Collateralized by MBS issued
        or guaranteed by FNMA,
        FHLMC, or GNMA                0           0          0        0
      All other mortgage-backed
        securities                    0           0          0        0

Other debt securities:
   Other domestic debt securities     0           0      1,934    1,934
   Foreign debt securities            0           0          0        0

Equity securities:
   Investments in mutual funds and
    other equity securities with
    readily determinable fair values  0           0         10       34
   All other equity securities (1)    0           0      3,394    3,394
Total (sum of items 1 through 6)
  (total of column A must equal
   Schedule RC, item 2.a) (total
   of column D must equal Schedule
   RC, item 2.b)                 17,742      17,385     83,369   80,871


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


                           Return on Equity and Assets

Return on assets is a measurement of Bancshares' ability to maximize asset utilization. Total assets at 9/30/00 were $493,940,000. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution systems. Results of operations for the years under comparison reflect continuous improvement. Return on assets for 1998 and 1999 reflect acquisition cost of the Bank of Troy, First Volunteer Bank and White and Associates/First Citizens Insurance Agency. Other costs associated with bank acquisitions affecting Return on Assets in 1998 and 1999 were increased allocations to the Loan Loss Reserve and losses incurred from the sale of investments. Return on assets for 2000 reflect the payout of two employment contracts purchased in the First Volunteer acquisition totaling approximately $848,000.

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

Total Shareholder's equity (including Loan Loss Reserve) of First Citizens Bancshares as of 9/30/00 was $45,901,000 compared to $44,003,000 at 09/30/99.

Percentage of Dividends declared per common share to net income per common share increased on a consistent basis for the years under comparison. Shares outstanding will remain flat due to termination of the Dividend Reinvestment Program. Generally accepted accounting principles impose limitations on the number of shares of treasury stock that may be purchased by a company within a 24 month period of utilization of pooling of interest accounting method. The pooling of interests of First Citizens and First Volunteer limits to 44,500 the number of shares Bancshares may purchase over a 24 month period beginning January 1, 1999 and ending December 31, 2000. Year to date purchases prompted the Board of Directors to allocate the remaining shares available to be purchased to 2,000 per quarter on a first come first serve basis through December 31, 2000. Based on these facts, the stock repurchase program is limited to the 44,500 until accounting requirements are satisfied. An amendment to the Company's Charter by the shareholders in April, 1998 approved an increase in the number of shares authorized from 750,000 to 10,000,000. In June, 1998 a 4 for 1 stock split was declared to holders of record as of June 1, 1998. The number of shares outstanding increased proportionately with no effect to capital.

Quarterly dividends of .125 cents per share were paid the first two quarters of 1998. On May 20, 1998 the Board of Directors approved a 4 for 1 stock split which provided for the issuance of 3 additional shares for each share owned of record June 1, 1998. Third and fourth quarter dividends were 15 cents per share in addition to a special fourth quarter dividend of 20 cents per share. Shareholder dividends paid in 1999 consisted of quarterly dividends of $.1875 per share and a special dividend of $.15 per share. Quarterly dividends of $.225 per share were paid the first three quarters of 2000.

The table below presents operating YTD ratios for First Citizens Bancshares, Inc. for the quarter ending September 30 (not annualized):


                                 2000   1999    1998   1997    1996
Percentage of Net Income to:

Average Total Assets             .71%    .94%    .90%    .97%   .88%

Average Shareholders Equity     7.70%  10.19%   9.28%  10.17%  9.65%

Percentage of Dividends
Declared Per Common Share to
Net Income Per Common Share    71.61%  47.14%  38.17%  26.09% 24.38%

*Percentage of Average
 Shareholders' Equity to
 Average Total Assets          10.11%  10.10%  10.50%  10.37% 10.02%

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

Policy sets a projected liquidity range of 6.06% to 9.24% including balance sheet and off balance sheet components. The liquidity ratio as of 9/30/00 was 10.47%. Slower deposit growth in recent years has forced banks to seek alternative funding sources in order to meet loan demand. First Citizens has resolved this issued by becoming a member of the Federal Home Loan Bank and establishing lines of credit sufficient to meet all liquidity needs. Total lines available at quarter end were $129,078,000. This total is comprised of $90,578,000 through FHLB and lines of $38,500,000 through correspondent banks. Funds made available through the Federal Home Loan Bank establish a fixed level of credit at a predetermined rate. Correspondent Bank lines provide additional liquidity required for daily settlement of the bank's books. It is anticipated that these sources of funds will continue to be utilized as a tool for managing liquidity. In addition, we will continue to search for other sources of funding. As a result the company has experienced no problem with liquidity during any of the years under review and anticipates that liquidity requirements will be effectively met in the future. Other sources available to meet liquidity needs include loans and investments totaling $130,278 that mature within one year or less. The dependency ratio reflects the degree that volatile liabilities are depended upon to fund longer term assets. Lower ratios reflect a higher degree of liquidity. Asset/Liability policy sets a dependency range of 20.28% to 24.65%. The dependency ratio as of 9/30/00 was 24.96%.

Community Bank Presidents in all counties reports slow deposit growth for their prespective market areas. A report of competitive rates in the Lauderdale and Obion County markets indicates rates as high as 7.05% being paid on 12 month maturities.

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

Interest Rate Risk
September 2000
(in thousands)

Tier Capital                                       $45,843

Projected 12
   Month Exposure
Net Interest        Rate Moves    Current   Possible
   Income Levels    In Basis Pts Position  Scenarios  Variance

Declining 4                -400   $15,366  $18,441   $3,075
Declining 3                -300    15,366   18,438    3,072
Declining 2                -200    15,366   17,457    2,091
Declining 1                -100    15,366   16,088      722
Most Likely-Base             50    15,366   15,366        0
Rising 1                    100    15,366   14,941     (425)
Rising 2                    200    15,366   13,880   (1,486)
Rising 3                    300    15,366   13,450   (1,916)
Rising 4                    400    15,366   11,776   (3,590)


                       Tier 1     % of Net Int     % of Net Int
                      Capital at       Income           Income
                       Risk            Actual            Policy

Declining 4             6.71%          20.01%            20.00%
Declining 3             6.70%          19.99%            20.00%
Declining 2             4.56%          13.61%            20.00%
Declining 1             1.57%           4.70%            12.00%
Most Likely-Base        0.00%           0.00%             0.00%
Rising 1               -0.93%          -2.77%           -12.00%
Rising 2               -3.24%          -9.67%           -25.00%
Rising 3               -4.18%         -12.47%           -25.00%
Rising 4               -7.83%         -23.36%           -28.00%

Notes
Margin dilution is due to an increase in cost of funds and reduced loan fee income. A material amount of FHLB Borrowings repriced during the quarter from 4.50% to 6.50%.

Net interest incomes presented are derived from various interest rate projections. The 100-400 moving scenarios are presented to show what would happen if rates rose immediately (100-400 basis points). The rate moves reflect shocks because rates are changed immediately. Rate forecasts indicate that rates are not likely to move suddenly 100 - 400 basis points. These scenarios reflect worst case positions.

The most likely rate projection reflects a 50 basis point increase in rates (two 25 basis point increases). This scenario was used in the bank's budgeting process. All rate scenarios are compared to the base.

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

                              CONDENSED GAP REPORT
                      ------------------------------------
                                CURRENT BALANCES
                       -----------------------------------
                                    09/30/00
                                 (in thousands)

                                   O/N       O/N               0-3              0-3               3-12           3-12
                                   BAL       RATE           MONTHS BAL          RATE            MONTHS BAL       RATE
-----------------------------------------------------------------------------------------------------------------------
Assets:
 Cash and Due From                  0.00      0.00              0.00            0.00                 0.00        0.00
Total Cash and Due From             0.00      0.00              0.00            0.00                 0.00        0.00
 US Treasury                        0.00      0.00              0.00            0.00             1,500.02        6.34
 US Agency                          0.00      0.00          1,000.00            8.00             1,007.50        7.14
 MBS                                0.00      0.00            233.35            5.84               682.33        5.84
 Agency                             0.00      0.00          1,233.35            7.59             1,689.83        6.61
 Municipals                         0.00      0.00              0.00            0.00                 0.00        0.00
 Corp & Others                      0.00      0.00          1,943.52            8.00                 0.00        0.00
 Equities                           0.00      0.00              0.00            0.00                 0.00        0.00
 Unrealized G/L                     0.00      0.00              0.00            0.00                 0.00        0.00
Total Investments                   0.00      0.00          3,176.87            7.84             3,189.85        6.48
 Fed Funds Sold                     0.00      0.00              0.00            0.00                 0.00        0.00
 Fed Funds Sold-Balance             0.00      0.00              0.00            0.00                 0.00        0.00
Total Fed Funds Sold                0.00      0.00              0.00            0.00                 0.00        0.00
 Commercial Variable                0.00      0.00         12,141.17            9.96             9,055.55        9.71
 Commercial Fixed                   0.00      0.00          6,974.70            8.81            13,548.24        8.80
 Contra Loans - Troy                0.00      0.00             43.45            8.65               135.00        8.50
 Floor                              0.00      0.00            131.93            0.00                 0.00        0.00
 Unearned                           0.00      0.00              0.00            0.00                 0.00        0.00
Total Commercial                    0.00      0.00         19,291.25            9.47            22,688.80        9.16
Real Estate Variable                0.00      0.00         15,700.03            9.83             7,975.87        9.94
 Real Estate Fixed                  0.00      0.00         22,751.11            8.91            40,232.76        8.73
 Home Equity +1                     0.00      0.00          7,177.16           10.50                 0.00        0.00
 Home Equity +2                     0.00      0.00          2,695.48           10.50                 0.00        0.00
 Home Equity                        0.00      0.00          9,872.64           10.50                 0.00        0.00
 Secondary Mortgage                 0.00      0.00          2,232.98            8.50                 0.00        0.00
Total Real Estate                   0.00      0.00         50,556.76            9.49            48,208.63        8.93
Installment Variable                0.00      0.00             70.30            9.63                91.71        9.11
 Installment Fixed                  0.00      0.00          4,834.08            9.80            12,783.49        9.83
 Finance Company - 78s              0.00      0.00              0.00            0.00                 0.00        0.00
Total Installment                   0.00      0.00          4,904.37            9.79            12,875.20        9.82
 Credit Cards                       0.00      0.00          2,410.47           12.96                 0.00        0.00
 Overdrafts                         0.00      0.00            845.09            0.00                 0.00        0.00
Total Other Loans                   0.00      0.00          3,255.56            9.60                 0.00        0.00
Total Loans                         0.00      0.00         78,007.94            9.51            83,772.62        9.13
Loan Loss Reserve                   0.00      0.00              0.00            0.00                 0.00        0.00
Total Net Loans                     0.00      0.00         78,007.94            9.51            83,772.62        9.13
 Building, Furniture & Fixtures     0.00      0.00              0.00            0.00                 0.00        0.00
 Other Real Estate                  0.00      0.00              0.00            0.00                 0.00        0.00
 Other Assets                       0.00      0.00              0.00            0.00                 0.00        0.00
Total Assets                        0.00      0.00         81,184.81            9.44            86,962.48        9.03

Liabilities:
  Demand                            0.00      0.00              0.00            0.00                 0.00        0.00
Total Demand                        0.00      0.00              0.00            0.00                 0.00        0.00
 Regular                            0.00      0.00              0.00            0.00             4,610.13        3.00
 NOW                                0.00      0.00              0.00            0.00             8,144.23        1.50
 Business                           0.00      0.00              0.00            0.00                68.58        1.50
 IMF                                0.00      0.00              0.00            0.00             3,661.94        2.00
 First Rate                         0.00      0.00              0.00            0.00            10,953.33        4.35
 Wall Street                    5,656.55      5.75              0.00            0.00                 0.00        0.00
 Dogwood                            0.00      0.00              0.00            0.00             2,217.43        1.50
Total Savings                   5,656.55      5.75              0.00            0.00            29,655.64        2.85
 CD 1-3 Months                      0.00      0.00         11,791.97            6.31               235.54        5.61
 CD 3-6 Months                      0.00      0.00          9,883.85            6.52            13,028.25        6.69
 CD 6-12 Months                     0.00      0.00         17,243.08            5.95            16,344.29        6.13
 CD 13 Months                       0.00      0.00          4,773.64            5.47            19,892.42        6.04
 CD 1-2 Years                       0.00      0.00         15,831.71            5.46            45,035.44        6.14
 CD 2-5 Years                       0.00      0.00          2,166.16            5.93             1,210.30        5.38
 CD 5 + Years                       0.00      0.00            197.64            5.87               163.60        5.68
Total CD                            0.00      0.00         61,888.06            5.94            95,909.83        6.18

                              CONDENSED GAP REPORT
                      ------------------------------------
                                CURRENT BALANCES
                       -----------------------------------
                                    09/30/00
                                 (in thousands)

                                          O/N       O/N                 0-3         0-3                 3-12         3-12
                                          BAL       RATE            MONTHS BAL      RATE            MONTHS BAL       RATE
--------------------------------------------------------------------------------------------------------------------------
  IRA Savings                              0.00      0.00                 0.00      0.00                 0.00        0.00
  IRA 1-2 Years                            0.00      0.00             4,178.17      5.47            10,602.50        5.85
  IRA 2-5 Years                            0.00      0.00                 9.91      5.75               241.82        5.17
  IRA 5 + Years                            0.00      0.00               369.70      4.27               308.26        4.97
 Total IRA                                 0.00      0.00             4,557.78      5.38            11,152.59        5.81
  Christmas Club                           0.00      0.00                 0.00      0.00                 0.00        0.00
 Total Time                                0.00      0.00            66,445.84      5.91           107,062.42        6.14
Total Deposits                         5,656.55      5.75            66,445.84      5.91           136,718.06        5.43
 Fed Funds Purchased - Bal                 0.00      0.00                 0.00      0.00                 0.00        0.00
 Fed Funds Purchased                  12,650.00      3.56                 0.00      0.00                 0.00        0.00
 TT & L                                  999.50      6.69                 0.00      0.00                 0.00        0.00
 Securities Sold-Sweep                 8,036.33      4.19                 0.00      0.00                 0.00        0.00
 Securities Sold - Fixed                   0.00      0.00               618.42      6.85             6,313.51        6.86
 FHLB Short Term                      23,500.00      6.77                 0.00      0.00                 0.00        0.00
 FHLB Long Term Fixed                      0.00      0.00                 0.00      0.00                 0.00        0.00
 FHLB Libor                                0.00      0.00             1,500.00      6.47                 0.00        0.00
 FHLB Long Term-Callable                   0.00      0.00                 0.00      0.00             1,000.00        4.52
 Note Payable-Finance-FCNB                 0.00      0.00                 0.00      0.00                 0.00        0.00
 Note Payable-Finance GE                   0.00      0.00                 0.00      0.00                 0.00        0.00
 Total Borrowing                      45,185.83      5.41             2,118.42      6.58             7,313.51        6.54
 Other Liabilities                         0.00      0.00                 0.00      0.00                 0.00        0.00
Total Other Liabilities               45,185.83      5.41             2,118.42      6.58             7,313.51        6.54
Total Liabilities                     50,842.38      5.45            68,564.27      5.93           144,031.56        5.48

Equity:
 Retained Earnings                         0.00      0.00                 0.00      0.00                 0.00        0.00
 Stock, Surplus, PIC                       0.00      0.00                 0.00      0.00                 0.00        0.00
 Unrealized Gains/(Losses)                 0.00      0.00                 0.00      0.00                 0.00        0.00
 YTD NET INCOME                            0.00      0.00                 0.00      0.00                 0.00        0.00
Total Equity                               0.00      0.00                 0.00      0.00                 0.00        0.00

Total Liability/Equity                50,842.38      5.45            68,564.27      5.93           144,031.56        5.48

Period Gap                           (50,842.38)      0.00            12,620.54      0.00          (57,069.09)        0.00

Cumulative Gap                       (50,842.38)      0.00          (38,221.84)      0.00          (95,290.92)        0.00
RSA/RSL                                    0.00      0.00                 1.18      0.00                 0.60        0.00

Off Balance Sheet:
 Total Off Balance Sheet                   0.00      0.00                 0.00      0.00                 0.00        0.00

Period Gap                           (50,842.38)      0.00            12,620.54      0.00          (57,069.09)        0.00

Cumulative Gap                       (50,842.38)      0.00          (38,221.84)      0.00          (95,290.92)        0.00
RSA/RSL                                    0.00      0.00                 1.18      0.00                 0.60        0.00

                                                         CONDENSED GAP REPORT
                                                 ------------------------------------
                                                           CURRENT BALANCES
                                                  -----------------------------------
                                                               09/30/00
                                                            (in thousands)

                                               1-3      1-3               3-5        3-5                 5-10        5-10
                                              YEARS    YEARS             YEARS      YEARS                YEARS      YEARS
                                               BAL     RATE                BAL       RATE                 BAL        RATE
--------------------------------------------------------------------------------------------------------------------------
Assets:
 Cash and Due From                             0.00       0.00              0.00      0.00               0.00        0.00
Total Cash and Due From                        0.00       0.00              0.00      0.00               0.00        0.00
 US Treasury                                   0.00       0.00              0.00      0.00               0.00        0.00
 US Agency                                20,616.40       6.26         18,257.33      5.59          27,282.09        6.00
 MBS                                       2,778.58       6.08          2,668.80      6.61           3,063.94        6.77
 Agency                                   23,394.99       6.24         20,926.14      5.72          30,346.03        6.07
 Municipals                                   50.93       4.73            989.42      4.91           5,737.72        4.55
 Corp & Others                                 0.00       0.00              0.00      0.00               0.00        0.00
 Equities                                  3,393.80       5.50              0.00      0.00               0.00        0.00

 Unrealized G/L                                0.00       0.00              0.00      0.00               0.00        0.00
Total Investments                         26,839.72       6.14         21,915.56      5.68          36,083.75        5.83
 Fed Funds Sold                                0.00       0.00              0.00      0.00               0.00        0.00
 Fed Funds Sold-Balance                        0.00       0.00              0.00      0.00               0.00        0.00
Total Fed Funds Sold                           0.00       0.00              0.00      0.00               0.00        0.00
 Commercial Variable                          13.03       9.50              0.00      0.00               0.00        0.00
 Commercial Fixed                         12,048.10       8.71          5,751.49      8.74           1,659.60        7.39
 Contra Loans - Troy                         360.00       8.50            144.49      8.50               0.00        0.00
 Floor                                         0.00       0.00              0.00      0.00               0.00        0.00
 Unearned                                      0.00       0.00              0.00      0.00               0.00        0.00
Total Commercial                          12,421.13       8.70          5,895.98      8.73           1,659.60        7.39
Real Estate Variable                       3,210.71       9.51          2,275.20      9.06               0.00        0.00
 Real Estate Fixed                        76,715.44       8.53         54,706.80      8.20               0.00        0.00
 Home Equity +1                                0.00       0.00              0.00      0.00               0.00        0.00
 Home Equity +2                                0.00       0.00              0.00      0.00               0.00        0.00
 Home Equity                                   0.00       0.00              0.00      0.00               0.00        0.00
 Secondary Mortgage                            0.00       0.00              0.00      0.00               0.00        0.00
Total Real Estate                         79,926.15       8.57         56,982.00      8.23               0.00        0.00
Installment Variable                          15.63       8.55             14.67      7.75               0.00        0.00
 Installment Fixed                        15,217.40       9.67          3,797.57      9.34             269.75        9.80
 Finance Company - 78s                         0.00       0.00              0.00      0.00               0.00        0.00
Total Installment                         15,233.03       9.67          3,812.24      9.33             269.75        9.80
 Credit Cards                                  0.00       0.00              0.00      0.00               0.00        0.00
 Overdrafts                                    0.00       0.00              0.00      0.00               0.00        0.00
Total Other Loans                              0.00       0.00              0.00      0.00               0.00        0.00
Total Loans                              107,580.31       8.74         66,690.22      8.34           1,929.34        7.73
Loan Loss Reserve                              0.00       0.00              0.00      0.00               0.00        0.00
Total Net Loans                          107,580.31       8.74         66,690.22      8.34           1,929.34        7.73
 Building, Furniture & Fixtures                0.00       0.00              0.00      0.00               0.00        0.00
 Other Real Estate                             0.00       0.00              0.00      0.00               0.00        0.00
 Other Assets                                  0.00       0.00              0.00      0.00               0.00        0.00
Total Assets                             134,420.02       8.22         88,605.78      7.68          38,013.09        5.93

Liabilities:
  Demand                                       0.00       0.00              0.00      0.00               0.00        0.00
Total Demand                                   0.00       0.00              0.00      0.00               0.00        0.00
 Regular                                   9,220.26       3.00          4,610.13      3.00           4,610.13        3.00
 NOW                                      16,288.46       1.50          8,144.23      1.50           8,144.23        1.50
 Business                                    137.15       1.50             68.58      1.50              68.58        1.50
 IMF                                       3,661.94       2.00              0.00      0.00               0.00        0.00
 First Rate                               10,953.33       4.35              0.00      0.00               0.00        0.00
 Wall Street                                   0.00       0.00              0.00      0.00               0.00        0.00
 Dogwood                                   4,434.86       1.50          2,217.43      1.50           2,217.43        1.50
Total Savings                             44,696.00       2.55         15,040.37      1.96          15,040.37        1.96
 CD 1-3 Months                                11.96       6.50              0.00      0.00               0.00        0.00
 CD 3-6 Months                                 0.00       0.00              0.00      0.00               0.00        0.00
 CD 6-12 Months                                0.00       0.00              0.00      0.00               0.00        0.00
 CD 13 Months                                470.84       6.18              0.00      0.00               0.00        0.00
 CD 1-2 Years                             21,839.11       6.57              0.00      0.00               0.00        0.00
 CD 2-5 Years                              2,730.90       6.12             31.44      6.10               0.00        0.00
 CD 5 + Years                              2,175.31       5.99          1,860.25      5.93              10.02        4.75
Total CD                                  27,228.13       6.47          1,891.69      5.93              10.02        4.75

                              CONDENSED GAP REPORT
                      ------------------------------------
                                CURRENT BALANCES
                       -----------------------------------
                                    09/30/00
                                 (in thousands)

                                             1-3        1-3                  3-5         3-5               5-10          5-10
                                            YEARS      YEARS                YEARS       YEARS              YEARS        YEARS
                                             BAL        RATE                 BAL        RATE                BAL          RATE
------------------------------------------------------------------------------------------------------------------------------
  IRA Savings                                  0.00      0.00                 0.00      0.00                82.44        3.00
  IRA 1-2 Years                            3,459.30      6.39                27.91      5.85                 0.00        0.00
  IRA 2-5 Years                            1,427.21      5.64                 0.00      0.00                 0.00        0.00
  IRA 5 + Years                            1,535.87      5.93             1,233.05      5.39                 0.00        0.00
 Total IRA                                 6,422.38      6.11             1,260.96      5.40                82.44        3.00
  Christmas Club                             610.74      2.50                 0.00      0.00                 0.00        0.00
 Total Time                               34,261.24      6.33             3,152.65      5.72                92.45        3.19
Total Deposits                            78,957.25      4.19            18,193.02      2.61            15,132.82        1.97
 Fed Funds Purchased - Bal                     0.00      0.00                 0.00      0.00                 0.00        0.00
 Fed Funds Purchased                           0.00      0.00                 0.00      0.00                 0.00        0.00
 TT & L                                        0.00      0.00                 0.00      0.00                 0.00        0.00
 Securities Sold-Sweep                         0.00      0.00                 0.00      0.00                 0.00        0.00
 Securities Sold - Fixed                     365.68      6.71                 0.00      0.00                 0.00        0.00
 FHLB Short Term                               0.00      0.00                 0.00      0.00                 0.00        0.00
 FHLB Long Term Fixed                          0.00      0.00                 0.00      0.00             2,014.49        6.01
 FHLB Libor                                    0.00      0.00                 0.00      0.00                 0.00        0.00
 FHLB Long Term-Callable                   3,000.00      4.50                 0.00      0.00            23,000.00        5.96
 Note Payable-Finance-FCNB                     0.00      0.00                 0.00      0.00                 0.00        0.00
 Note Payable-Finance GE                       0.00      0.00                 0.00      0.00                 0.00        0.00
 Total Borrowings                          3,365.68      4.74                 0.00      0.00            25,014.49        5.97
 Other Liabilities                             0.00      0.00                 0.00      0.00                 0.00        0.00
Total Other Liabilities                    3,365.68      4.74                 0.00      0.00            25,014.49        5.97
Total Liabilities                         82,322.92      4.21            18,193.02      2.61            40,147.31        4.46

Equity:
 Retained Earnings                             0.00      0.00                 0.00      0.00                 0.00        0.00
 Stock, Surplus, PIC                           0.00      0.00                 0.00      0.00                 0.00        0.00
 Unrealized Gains/(Losses) Mortgage            0.00      0.00                 0.00      0.00                 0.00        0.00
 YTD NET INCOME                                0.00      0.00                 0.00      0.00                 0.00        0.00
Total Equity                                   0.00      0.00                 0.00      0.00                 0.00        0.00

Total Liability/Equity                    82,322.92      4.21            18,193.02      2.61            40,147.31        4.46

Period Gap                                52,097.10      0.00            70,412.76      0.00           (2,134.22)        0.00

Cumulative Gap                           (43,193.83)      0.00            27,218.93      0.00            25,084.72        0.00
RSA/RSL                                        1.63      0.00                 4.87      0.00                 0.95        0.00

Off Balance Sheet:
 Total Off Balance Sheet                       0.00      0.00                 0.00      0.00                 0.00        0.00

Period Gap                                52,097.10      0.00            70,412.76      0.00           (2,134.22)        0.00

Cumulative Gap                           (43,193.83)      0.00            27,218.93      0.00            25,084.72        0.00
RSA/RSL                                        1.63      0.00                 4.87      0.00                 0.95        0.00

                              CONDENSED GAP REPORT
                      ------------------------------------
                                CURRENT BALANCES
                       -----------------------------------
                                    09/30/00
                                 (in thousands)

                                          10-15      10-15             15 +        15 +          NON-
                                          YEARS      YEARS            YEARS       YEARS       SENSITIVE             TOTAL
                                           BAL        RATE             BAL         RATE           BAL                BAL
----------------------------------------------------------------------------------------------------------------------------
Assets:
 Cash and Due From                           0.00     0.00              0.00       0.00          19,919.08         19,919.08
Total Cash and Due From                      0.00     0.00              0.00       0.00          19,919.08         19,919.08
 US Treasury                                 0.00     0.00            528.64       6.13               0.00          2,028.66
 US Agency                               4,840.31     6.35              0.00       0.00               0.00         73,003.64
 MBS                                       791.38     6.19             31.51       6.98               0.00         10,249.90
 Agency                                  5,631.69     6.33             31.51       6.98               0.00         83,253.54
 Municipals                              3,493.18     4.94            220.60       5.50               0.00         10,491.85
 Corp & Others                               0.00     0.00              0.00       0.00               0.00          1,943.52
 Equities                                    0.00     0.00              0.00       0.00               0.00          3,393.80
 Unrealized G/L                              0.00     0.00              0.00       0.00         (2,498.51)        (2,498.51)
Total Investments                        9,124.87     5.80            780.74       5.98         (2,498.51)         98,612.85
 Fed Funds Sold                              0.00     0.00              0.00       0.00               0.00              0.00
 Fed Funds Sold-Balance                      0.00     0.00              0.00       0.00               0.00              0.00
Total Fed Funds Sold                         0.00     0.00              0.00       0.00               0.00              0.00
 Commercial Variable                         0.00     0.00              0.00       0.00               0.00         21,159.75
 Commercial Fixed                        1,213.89     8.01          1,233.26       8.23               0.00         42,429.29
 Contra Loans - Troy                         0.00     0.00              0.06       8.50               0.00            683.00
 Floor                                       0.00     0.00              0.00       0.00               0.00            131.93
 Unearned                                    0.00     0.00              0.00       0.00               0.00              0.00
Total Commercial                         1,213.89     8.01          1,233.32       8.23               0.00         64,403.97
Real Estate Variable                         0.00     0.00              0.00       0.00               0.00         29,161.80
 Real Estate Fixed                           0.00     0.00              0.00       0.00               0.00        194,406.10
 Home Equity +1                              0.00     0.00              0.00       0.00               0.00          7,177.16
 Home Equity +2                              0.00     0.00              0.00       0.00               0.00          2,695.48
 Home Equity                                 0.00     0.00              0.00       0.00               0.00          9,872.64
 Secondary Mortgage                          0.00     0.00              0.00       0.00               0.00          2,232.98
Total Real Estate                            0.00     0.00              0.00       0.00               0.00        235,673.53
Installment Variable                         0.00     0.00              0.00       0.00               0.00            192.31
 Installment Fixed                          31.87     9.88              0.00       0.00               0.00         36,934.15
 Finance Company - 78s                       0.00     0.00              0.00       0.00               0.00              0.00
Total Installment                           31.87     9.88              0.00       0.00               0.00         37,126.47
 Credit Cards                                0.00     0.00              0.00       0.00               0.00          2,410.47
 Overdrafts                                  0.00     0.00              0.00       0.00               0.00            845.09
Total Other Loans                            0.00     0.00              0.00       0.00               0.00          3,255.56
Total Loans                              1,245.77     8.06          1,233.32       8.23               0.00        340,459.52


Loan Loss Reserve                            0.00     0.00              0.00       0.00         (3,898.49)        (3,898.49)
Total Net Loans                          1,245.77     8.06          1,233.32       8.23         (3,898.49)        336,561.03
 Building, Furniture & Fixtures              0.00     0.00              0.00       0.00          14,232.55         14,232.55
 Other Real Estate                           0.00     0.00              0.00       0.00             189.94            189.94
 Other Assets                                0.00     0.00              0.00       0.00          23,032.03         23,032.03
 Total Other Assets                          0.00     0.00              0.00       0.00          37,454.52         37,454.52
Total Assets                            10,370.64     6.07          2,014.06       7.36          50,976.60        492,547.48

Liabilities:
  Demand                                     0.00     0.00              0.00       0.00          39,451.97         39,451.97
Total Demand                                 0.00     0.00              0.00       0.00          39,451.97         39,451.87
 Regular                                     0.00     0.00              0.00       0.00               0.00         23,050.66
 NOW                                         0.00     0.00              0.00       0.00               0.00         40,721.15
 Business                                    0.00     0.00              0.00       0.00               0.00            342.88
 IMF                                         0.00     0.00              0.00       0.00               0.00          7,323.88
 First Rate                                  0.00     0.00              0.00       0.00               0.00         21,906.66
 Wall Street                                 0.00     0.00              0.00       0.00               0.00          5,656.55
 Dogwood                                     0.00     0.00              0.00       0.00               0.00         11,087.15
Total Savings                                0.00     0.00              0.00       0.00               0.00        110,088.93
 CD 1-3 Months                               0.00     0.00              0.00       0.00               0.00         12,039.48
 CD 3-6 Months                               0.00     0.00              0.00       0.00               0.00         22,912.10
 CD 6-12 Months                              0.00     0.00              0.00       0.00               0.00         33,587.37
 CD 13 Months                                0.00     0.00              0.00       0.00               0.00         25,136.90
 CD 1-2 Years                                0.00     0.00              0.00       0.00               0.00         82,706.26
 CD 2-5 Years                                0.00     0.00              0.00       0.00               0.00          6,138.81
 CD 5 + Years                                0.00     0.00              0.00       0.00               0.00          4,406.81
Total CD                                     0.00     0.00              0.00       0.00               0.00        186,927.73

                              CONDENSED GAP REPORT
                      ------------------------------------
                                CURRENT BALANCES
                       -----------------------------------
                                    09/30/00
                                 (in thousands)

                                          10-15        10-15             15 +     15 +                NON-           TOTAL
                                          YEARS        YEARS            YEARS    YEARS             SENSITIVE          BAL
                                           BAL         RATE               BAL     RATE                BAL
----------------------------------------------------------------------------------------------------------------------------
IRA Savings                                  0.00      0.00               0.00     0.00               0.00             82.44
  IRA 1-2 Years                              0.00      0.00               0.00     0.00               0.00         18,267.89
  IRA 2-5 Years                              0.00      0.00               0.00     0.00               0.00          1,678.95
  IRA 5 + Years                              0.00      0.00               0.00     0.00               0.00          3,446.88
 Total IRA                                   0.00      0.00               0.00     0.00               0.00         23,476.14
  Christmas Club                             0.00      0.00               0.00     0.00               0.00            610.74
 Total Time                                  0.00      0.00               0.00     0.00               0.00        211,014.61
Total Deposits                               0.00      0.00               0.00     0.00          39,451.97        360,555.51
 Fed Funds Purchased - Bal                   0.00      0.00               0.00     0.00               0.00              0.00
 Fed Funds Purchased                         0.00      0.00               0.00     0.00               0.00         12,650.00
 TT & L                                      0.00      0.00               0.00     0.00               0.00            999.50
 Securities Sold-Sweep                       0.00      0.00               0.00     0.00               0.00          8,036.33
 Securities Sold - Fixed                     0.00      0.00               0.00     0.00               0.00          7,297.61
 FHLB Short Term                             0.00      0.00               0.00     0.00               0.00         23,500.00
 FHLB Long Term Fixed                        0.00      0.00               0.00     0.00               0.00          2,014.49
 FHLB Libor                                  0.00      0.00               0.00     0.00               0.00          1,500.00
 FHLB Long Term-Callable                     0.00      0.00               0.00     0.00               0.00         27,000.00
 Note Payable-Finance-FCNB                   0.00      0.00               0.00     0.00               0.00              0.00
 Note Payable-Finance GE                     0.00      0.00               0.00     0.00               0.00              0.00
 Total Borrowings                            0.00      0.00               0.00     0.00               0.00         82,997.93
 Other Liabilities                           0.00      0.00               0.00     0.00           4,149.28          4,149.28
Total Other Liabilities                      0.00      0.00               0.00     0.00           4,149.28         87,147.21
Total Liabilities                            0.00      0.00               0.00     0.00          43,601.25        447,702.72


Equity:
 Retained Earnings                           0.00      0.00               0.00     0.00          26,783.48         26,783.48
 Stock, Surplus, PIC                         0.00      0.00               0.00     0.00          17,032.34         17,032.34
 Unrealized Gains/(Losses)                   0.00      0.00               0.00     0.00         (1,499.00)        (1,499.00)
 YTD NET INCOME                              0.00      0.00               0.00     0.00           2,527.94          2,527.94
Total Equity                                 0.00      0.00               0.00     0.00          44,844.76         44,844.76

Total Liability/Equity                       0.00      0.00               0.00     0.00          88,446.01        492,547.48

Period Gap                              10,370.64      0.00           2,014.06     0.00        (37,469.41)              0.00

Cumulative Gap                          35,455.36      0.00          37,469.42     0.00               0.01              0.00
RSA/RSL                                      0.00      0.00               0.00     0.00               0.58              0.00

Off Balance Sheet:
 Total Off Balance Sheet                     0.00      0.00               0.00     0.00               0.00              0.00

Period Gap                              10,370.64      0.00           2,014.06     0.00        (37,469.41)              0.00

Cumulative Gap                          35,455.36      0.00          37,469.42     0.00               0.01              0.00
RSA/RSL                                      0.00      0.00               0.00     0.00               0.58              0.00

                              CONDENSED GAP REPORT
                      ------------------------------------
                                CURRENT BALANCES
                       -----------------------------------
                                    09/30/00
                                 (in thousands)

                                                       TOTAL
                                                       RATE
----------------------------------------------------------------

Assets:
 Cash and Due From                                      0.00
Total Cash and Due From                                 0.00
 US Treasury                                            6.28
 US Agency                                              6.04
 MBS                                                    6.41
 Agency                                                 6.08
 Municipals                                             4.73
 Corp & Others                                          8.00
 Equities                                               5.50
 Unrealized G/L                                         0.00
Total Investments                                       6.12
 Fed Funds Sold                                         0.00
 Fed Funds Sold-Balance                                 0.00
Total Fed Funds Sold                                    0.00
 Commercial Variable                                    9.85
 Commercial Fixed                                       8.67
 Contra Loans - Troy                                    8.51
 Floor                                                  0.00
 Unearned                                               0.00
Total Commercial                                        9.04
Real Estate Variable                                    9.76
 Real Estate Fixed                                      8.52
 Home Equity +1                                        10.50
 Home Equity +2                                        10.50
 Home Equity                                           10.50
 Secondary Mortgage                                     8.50
Total Real Estate                                       8.76
Installment Variable                                    9.15
 Installment Fixed                                      9.71
 Finance Company - 78s                                  0.00
Total Installment                                       9.71
 Credit Cards                                          12.96
 Overdrafts                                             0.00
Total Other Loans                                       9.60
Total Loans                                             8.92
Loan Loss Reserve                                       0.00
Total Net Loans                                         9.03
 Building, Furniture & Fixtures                         0.00
 Other Real Estate                                      0.00
 Other Assets                                           0.00
  Total Other Assets                                    0.00
Total Assets                                            7.39

Liabilities:
  Demand                                                0.00
Total Demand                                            0.00
 Regular                                                3.00
 NOW                                                    1.50
 Business                                               1.50
 IMF                                                    2.00
 First Rate                                             4.35
 Wall Street                                            5.75
 Dogwood                                                1.50
Total Savings                                           2.63
 CD 1-3 Months                                          6.30
 CD 3-6 Months                                          6.62
 CD 6-12 Months                                         6.03
 CD 13 Months                                           5.93
 CD 1-2 Years                                           6.12
 CD 2-5 Years                                           5.91
 CD 5 + Years                                           5.94
Total CD                                                6.14

                              CONDENSED GAP REPORT
                      ------------------------------------
                                CURRENT BALANCES
                       -----------------------------------
                                    09/30/00
                                 (in thousands)

                                                             Total
                                                             Rate
---------------------------------------------------------------------

IRA Savings                                                  3.00
  IRA 1-2 Years                                              5.87
  IRA 2-5 Years                                              5.57
  IRA 5 + Years                                              5.47
 Total IRA                                                   5.78
  Christmas Club                                             2.50
 Total Time                                                  6.09
Total Deposits                                               4.37
 Fed Funds Purchased - Bal                                   0.00
 Fed Funds Purchased                                         3.56
 TT & L                                                      6.69
 Securities Sold-Sweep                                       4.19
 Securities Sold - Fixed                                     6.85
 FHLB Short Term                                             6.77
 FHLB Long Term Fixed                                        6.01
 FHLB Libor                                                  6.47
 FHLB Long Term-Callable                                     5.75
 Note Payable-Finance-FCNB                                   0.00
 Note Payable-Finance GE                                     0.00
 Total Borrowings                                            5.68
 Other Liabilities                                           0.00
Total Other Liabilities                                      5.41
Total Liabilities                                            4.57


Equity:
 Retained Earnings                                           0.00
 Stock, Surplus, PIC                                         0.00
 Unrealized Gains/(Losses)                                   0.00
 YTD NET INCOME                                              0.00
Total Equity                                                 0.00

Total Liability/Equity                                       4.15

Period Gap                                                   0.00

Cumulative Gap                                               0.00
RSA/RSL                                                      0.00

Off Balance Sheet:
 Total Off Balance Sheet                                     0.00

Period Gap                                                   0.00

Cumulative Gap                                               0.00
RSA/RSL                                                      0.00

                             NOTES TO THE GAP REPORT

   1. The gap report reflects the interest sensitivity positions during a flat rate environment. These time frames could change if rates rise or fall.

   2.    Repricing over-rides maturities in various time frames.

   3. Demand deposits, considered to be core, are placed in the last time frame due to lack of interest sensitivity.

   4. Savings accounts, also considered core, are placed into the 2+ year time frame. In a flat rate environment, saving accounts tend not to reprice or liquidate and become price sensitive only after a major increase in the 6 month CD rate. These accounts are placed in this category instead of the variable position due to history and characteristics.

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

         Subsidiaries as well as the Parent Company will adhere to providing a above average margins and reviewing the various material risks. New products and services will be reviewed for risk by the Product Development Committee.

   6. Bancshares could benefit from a flat or declining rate environment. If interest rates rise rapidly, net interest income could be adversely impacted. First Citizens Liquidity could be negatively impacted should interest rates drop prompting an increase in loan demand. Adequate lines of credit are available to handle liquidity needs should this occur.

                                Capital Resources

Total shareholders' equity of First Citizens Bancshares as of September 30, 2000, was $45,901,000. Capital as a percentage of total assets for the quarter ending September 30, is presented in the following table for the years indicated (excluding Loan Loss Reserves):


              2000       1999       1998      1997      1996
              9.29%      9.28%      9.45%     10.50%    9.94%


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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk-based capital ratio reflects continuous improvement when reviewing years included in the above table. Risk-based capital ratio as of 9/30/00 was 13.93%, significantly in excess of the 8% mandated by Regulatory Authorities. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

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



                                      First Citizens Bancshares, Inc.
                                             (Registrant)



Date: November 14, 2000                /s/Stallings Lipford
                                       Stallings Lipford, Chairman


Date: November 14, 2000                /s/Jeff Agee
                                       Jeff Agee,
                                       Senior Vice President and
                                       Chief Financial Officer
                                       First Citizens National Bank
                                       (Principal Subsidiary)