Form 10-K
period 2000-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2001-03-14
CIK 719264

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the Fiscal Year ended December 31, 2000 Commission File Number
   0-11709

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

                                  COMMON STOCK
                                (Title of Class)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The aggregate market value of voting stock held by nonaffiliates of the registrant at December 31, 2000 was $70,634,267.

  Of the registrant's only class of common stock (no par value) there were 3,715,211 shares outstanding as of December 31, 2000 (net of Treasury Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

                               Portions of the
                 Proxy Statement dated March 16, 2001 (Part III)
                         Filed by Electronic Submission

                           PART I
ITEM 1.  BUSINESS

GENERAL

First Citizens Bancshares, Inc. ("Bancshares") was organized December, 1982 as a Tennessee Corporation and commenced operations in September, 1983, with the acquisition of all Capital Stock of First Citizens National Bank of Dyersburg ("First Citizens"). At a meeting of the Board of Directors of First Citizens Bancshares, Inc., on April 19, 2000, a resolution was approved which authorized the filing of a declaration with the Federal Reserve Bank which would result in a change in status from Bank Holding Company to Financial Holding Company. In accordance with provisions of this resolution, an application for Financial Holding Company status was submitted to the Federal Reserve Bank of St. Louis and subsequently approved on June 8, 2000.

As a financial holding company, Bancshares may engage in activities that are financial in nature or incidental to a financial activity. Permissible activities for a financial holding company are contained in Regulation Y of Federal Reserve Regulations. Bancshares may continue to claim the benefits of financial holding status so long as each depository institution owned by the company remains well capitalized and well managed. In addition, Bancshares may not commence new activities under sections 4(k) or 4(n) of the Bank Holding Company Act or acquire control of a company engaged in activities under those sections if any of Bancshares insured depository institutions receive a rating of less than "satisfactory" under any examination conducted to determine compliance with the Community Reinvestment Act.

First Citizens was chartered as a national bank in 1900 and presently operates a general retail banking business in Dyersburg and Newbern (Dyer County), Ripley (Lauderdale County), and Troy and Union City (Obion County), Tennessee,
providing customary banking services. First Citizens operates under the supervision of the Comptroller of the Currency, is insured up to applicable limits by the Federal Deposit Insurance Corporation and is a member of the Federal Reserve System. First Citizens operates under the day-to-day management of its own officers and directors; and formulates its own policies with respect to lending practices, interest rates, service charges and other banking matters.

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

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

                                      December 31
                                    (in thousands)
                            2000         1999            1998

Total Assets            $500,954      $472,670          $472,153
Total Deposits           371,854       366,819        360,699
Total Net Loans          337,196       321,659        303,459
Total Equity Capital      46,889        43,680         43,082


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

This report provides comparisons of significant operating ratios of First Citizens Bancshares with peer group banks. Presented in the following chart are comparisons of First Citizens with peer group banks for the periods indicated:

                        *12/31/00         12/31/99            12/31/98
             BANCSHARES PEER GRP BANCSHARES  PEER GRP BANCSHARES PEER GRP
Average Assets/
Net Interest
  Income        3.98%    4.13%     4.17%       4.14%      4.05%     4.20%

Average Assets/
Net Operating
  Income         .98%    1.11%     1.23%       1.08%      1.05%     1.16%
Net loan losses/
Average total
   loans         .40%     .15%      .28%        .17%       .23%      .22%

Primary Capital/
Average Assets  9.29%    8.64%     9.24%       8.58%      9.32%     9.23%
Cash Dividends/
Net Income **  71.64%   22.66%    58.35%      24.39%     57.51%    26.22%

*Performance as of 12/31/00 is compared to peer group ratios as of 09/30/00

(Most recent Federal Reserve Report)

EXPANSION

On November 12, 1999 the Gramm-Leach-Bliley Act was signed into law. The act contains seven titles, each of which focuses on a different aspect of the financial services industry. This new law will significantly change the way we do business and still pave the way for a new era in banking.

Based on authority granted under this act, First Citizens Bancshares, Inc., formerly a Bank Holding Company, converted to a Financial Holding Company. As a financial holding company, Bancshares may engage in activities that are financial in nature or incidental to a financial activity.

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

  SUPERVISION AND REGULATION

  Bancshares is a one-bank financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and examination by the Board of Governors of the Federal Reserve.

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

  A bank holding company is prohibited with limited exceptions from engaging directly or indirectly through its subsidiaries in activities unrelated to banking or managing or controlling banks. One exception to this limitation permits ownership of a company engaged solely in furnishing services to banks; another permits ownership of shares of the company, all of the activities of which the Federal Reserve has determined after due notice and opportunity for hearing, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Moreover, under the 1970 amendments to the Act and to the Board's regulations, a financial holding company and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with any extension of credit or provision of any property or service. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the financial holding company or to any of its other subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

Financial holding companies are required to file an annual report of their operations with the Federal Reserve, and they and their subsidiaries are subject to examination by the Federal Reserve.

Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, First Citizens (the principal subsidiary of the corporation) is restricted by the Office of the Comptroller of the Currency (Comptroller)from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. It is the policy of First Citizens to comply with regulatory requirements for the payment of dividends. The Federal Reserve adopted a risk-based capital measure for use in evaluating the capital adequacy of bank holding companies effective January 1, 1991. The risk-based capital measure focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market rate risk. The calculation of risk-based capital is accomplished by dividing qualifying capital by weighted risk assets. The minimum risk-based capital ratio is 8%, at least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4% may be in the form of core (Tier 1) or supplemental capital (Tier
2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 capital/supplementary capital consists of the allowance for loan and lease loses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve. A risked based capital analysis is performed on a quarterly basis to test for compliance with Federal Reserve and bank policy guidelines before declaring a dividend or increasing a dividend. First Citizens' policy states that before declaring a dividend the following ratios will be achieved: (1) Risk Based Capital Tier 1 will be 8.25% or above; Return on year-to-date average equity 9.00%; Asset growth and projected one year future asset growth less than 20.00%; and non performing assets to capital less than 30%. Non performing assets include 90 day past due and non accrual loans.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the principal executive officers of Bancshares and its principal subsidiary, First Citizens National Bank as of December 31, 2000

Name                               Age    Position and Office
Stallings Lipford                  70     Chairman of the Board of Bancshares
                                          and First  Citizens.  Mr.  Lipford
                                          joined First Citizens in 1950. He
                                          became a member of the Board of
                                          Directors  in 1960 and  President in
                                          1970.  He was made Vice  Chairman of
                                          the Board  in  1982.  He  served  as
                                          Vice Chairman  of  the  Board  of
                                          Bancshares from September,  1982 to
                                          February,  1984.  The Board  elected
                                          Mr. Lipford  Chairman of both First
                                          Citizens and  Bancshares on February
                                          14, 1984.  He served as President of
                                          First Citizens  and  Bancshares from
                                          1983 to 1992, and as CEO of
                                          Bancshares and First Citizens from
                                          1992 until 1996.

Katie Winchester                   60     Vice Chairman of the Board since Fall
                                          2000. President and CEO of Bancshares
                                          and First Citizens; employed by First
                                          Citizens in 1961; served as Executive
                                          Vice President and Secretary of the
                                          Board from 1986 to 1992.  She was
                                          appointed  CEO of  Bancshares and
                                          First Citizens in 1996; and President
                                          of Bancshares and First Citizens in
                                          1992. Ms. Winchester was elected to
                                          the Board of both First Citizens and
                                          Bancshares in 1990.

Ralph Henson                       59     Vice President of  Bancshares;
                                          Executive Vice President of Loan
                                          Administration of First Citizens.
                                          Employed by First Citizens in 1964.
                                          Mr. Henson served First Citizens as
                                          Senior Vice President and Senior
                                          Lending Officer until his appointment
                                          as Executive Vice President of Loan
                                          Administration in February, 1993.

Jeffrey Agee                       40     Vice President and Chief Financial
                                          Officer of Bancshares.  Appointed
                                          Executive Vice President and CFO of
                                          First Citizens National Bank in
                                          August 1999.  Mr. Agee served as
                                          Senior Vice  President and CFO of
                                          First Citizens prior to this
                                          appointment.  Employed by First
                                          Citizens in 1982.  Served  First
                                          Citizens  previous to April, 1994 as
                                          Vice President and Accounting Officer.
                                          Appointed Senior Vice President and
                                          Chief Financial Officer of First
                                          Citizens, April 17, 1996.

Barry Ladd                         60     Appointed Executive Vice President
                                          and Chief  Administrative Officer of
                                          First Citizens and  Bancshares in
                                          1996.  Senior Vice President and
                                          Senior Lending  Officer of First
                                          Citizens from April 20, 1994 to
                                          January  17, 1996.  Employed by First
                                          Citizens in 1972. Mr. Ladd served
                                          First Citizens as Vice President and
                                          Lending Officer previous to his
                                          appointment as Senior Vice President.

Judy Long                           46    Vice  President  and  Secretary to
                                          the Board of First Citizens
                                          Bancshares.  Appointed Executive Vice
                                          President and Chief Operations
                                          Officer and Secretary to First
                                          Citizens National Bank in August 1999.
                                          Ms. Long served as Senior Vice
                                          President and Chief Operations
                                          Officer and Secretary to First
                                          Citizens prior to this appointment.
                                          She served as Senior Vice President
                                          and Administrative Officer previous
                                          to November 1997; Vice President and
                                          Loan Operations Manager (1992-1996).
                                          Employed by First Citizens on July
                                          19, 1974.

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

Agricultural services are provided that include operating loans as well as financing for the purchase of equipment and farm land. The consumer lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. Mortgage lending makes available long term fixed and variable rate loans to finance the purchase of residential real estate.

These loans are sold in the secondary market without retaining servicing rights. Credit cards and open-ended credit lines are available to both commercial customers and consumers.

Corporate Offices for First Citizens Bancshares and First Citizens National Bank are located in Dyersburg/Dyer County, Tennessee. Dyersburg/Dyer County is located in northwest Tennessee and sits on the banks of the Mississippi River. It is 78 miles northeast of Memphis, Tennessee, 165 miles west of Nashville and 230 miles south of St. Louis, Missouri. Dyer County is equidistant between Chicago and New Orleans with direct rail, Amtrak, highway and interstate service to major industrial and consumer markets. Dyersburg/Dyer County is an anchor in the region that blends education, transportation, industry agribusiness and retail trade to serve the tristate and service the encompassing Northwest Tennessee, Northwest Arkansas, and the Missouri Bootheel area. Dyer County is a mix of agriculture and industry. Sixty-eight percent of the land in Dyer County is in agricultural production and farming is a major industry in the county. Dyer County is Tennessee's number one producer of soybeans, grain sorghum, commercial vegetables and rice. Other important crops are wheat, cotton, and corn. The county's 526 farm operations average 445 acres. Agriculture loans outstanding on the books of First Citizens National Bank totaled $25,780,721 or
7.6 percent of total loans. Agriculture loans totaling $12,482,029 are well secured with real estate, including farmland, residential property, and other improvements, while $10,007,711 are secured loans to finance crop production and the purchase of equipment. Approximately $3.3 million in agriculture loans are 90% guaranteed by Farm Services Administration (a government agency). There are 61 manufacturers and processors distributed throughout the county employing approximately 7,500 people. The local economy appears to be slowing, following the trend which began nationally in mid - 2000. In December 2000, Dyer County unemployment rate was 6.1% compared to the State of Tennessee unemployment rate of 3.8%. The labor force in Dyer County decreased 7.66% from 19,450 in January 1995 to 17,960 in December 2000 primarily due to closings and layoffs in local industries and businesses.

First Citizens National Bank expanded its base of operations into Obion County in 1998. Obion County is located approximately 27 miles north of Dyersburg and is adjacent to Dyer County. Economic conditions in Obion County appear to be solid and growing. The unemployment rate as of December 31, 2000 was 3.5% down from 4.1% at December 31, 1999. The County is a mix of industry, service and retail business. Goodyear Manufacturing, a builder of tires, is the largest employer in the county, employing approximately 3,400 workers at year end 2000. Total Assets of First Citizens National Bank - Obion County offices in Troy and Union City are approximately $96 million consisting primarily of consumer and retail business loans. Total assets of the Lauderdale County office in Ripley have increased to approximately $16.5 million consisting primarily of commercial, business and agriculture loans. Unemployment in Lauderdale County as of December 31, 2000 was 6.1% compared to 3.8% for the state.

First Citizens Financial Plus, Inc., a Bank Service Corporation wholly owned by First Citizens is a licensed Brokerage Service. This allows the bank to compete on a limited basis with numerous non-bank entities who pose a continuing threat to our customer base, and are free to operate outside regulatory control. A second office of First Citizens Financial Plus, Inc. was opened in January 2000 at our Union City location. Net income produced by this subsidiary during 2000 was $126,000.

First Citizens was granted trust powers in 1925 and has maintained an active Trust Department since that time. Assets as of December 31, 2000 were in excess of $141,755,000. Services offered by the Investment Management and Trust Services Division include but are not limited to estate settlement, trustee of living trusts, testamentary trustee, court appointed conservator and guardian, agent for investment accounts, and trustee of pension and profit sharing trusts.

Delta Finance, a finance company wholly owned by First Citizens National Bank offers financial service to the retail market. Services offered by Delta Finance, consumer finance affiliate, consist primarily of consumer and residential real estate loans. The three offices of Delta Finance are located in Dyersburg, Milan and Union City, TN. The Union City location was purchased in November 2000.

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

A second location of White and Associates/First Citizens Insurance was opened on July 1, 1998 with the purchase of Durham Insurance and is now operating out of the Union City Main Office of First Citizens National Bank. On December 28, 1998 a credit insurance company was formed and will be known as First Citizens/White and Associates Insurance Company. In January 1999, First Citizens merged with First Volunteer Bank of Union City and the primary office for Obion County was relocated to the Union City Branch. Halls Insurance Agency, a primary provider of Crop Insurance in the state of Tennessee, was acquired by White & Associates/First Citizens Insurance LLC and a full time agent placed in the Agricultural Department at the Main Bank. Another full time insurance agent was located in the Ripley Office. In addition, a Title Insurance Company established in 1999, is two-thirds owned by White and Associates/First Citizens, LLC.

On July 19, 2000, the Board approved the organization of Nevada I, which is a corporation organized and existing under the laws of the state of Nevada. The sole activities of Nevada I are the ownership of stock in Nevada II and the ownership of certain loans pursuant to a Participation Agreement. Nevada I will neither own nor lease any tangible property. Nevada I will have an employee located in the state of Nevada and officers and directors located in the state of Tennessee. Permission was also granted to organize Nevada II, which is also a corporation organized and existing under the laws of the state of Nevada. Nevada II board of directors consists of three persons, two Tennessee residents and one Nevada resident. All board meetings will held in Las Vegas, Nevada. The principal activity of Nevada II is to acquire and sell investment securities as well as collect the income from the portfolio. The sole purpose will be to transfer the bank's investment activity to the Nevada II Corporation. First Citizens National Bank income is projected to increase in excess of $300,000 the first year of operation. In conjunction with the Nevada Corporation and transfer of the investment portfolio, First Tennessee will assume management of the portfolio.

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

The following tabular analysis sets forth the competitive position of First Citizens when compared with other financial institutions in the service area for the period ending June 30, 2000.

                      Dyer, Lauderdale & Obion Counties Market
                                  (Bank's Only)
                                  (in thousands)
                          Total Deposits   % of Market Share
Bank Name                    06/30/00           06/30/00

First Citizens
National Bank                $   365,510           28.57%

First State Bank                 216,651           16.93%

Union Planters Bank,
National Association             122,064            9.54%

Bank of Ripley                   107,440            8.40%

Commercial Bank & Trust Co.       86,437            6.76%

Security Bank                     81,656            6.38%

First Tennessee Bank,
National Association              77,032            6.02%

Reelfoot Bank                     66,962            5.23%

Bank of Halls                     39,287            3.07%

Lauderdale County Bank            31,614            2.47%

Gates Banking & Trust Co.         24,876            1.94%

Bank Tennessee                    22,523            1.76%

BancorpSouth Bank                 15,200            1.19%

Farmers Bank,
Woodland Mills, TN                12,696            0.99%

City State Bank                    9,435            0.74%

       Total                  $1,279,383          100.00%

*Does not include deposits of $15,674,000 categorized as Overnight and fixed term Repurchase Agreements.

At December 31, 2000 Bancshares and its subsidiary, First Citizens, employed a total of 209 full time equivalent employees. Having been a part of the local community in excess of 100 years, First Citizens has been privileged to enjoy a major share of the financial services market. Dyersburg and Dyer County are growing and with this growth come demands for more sophisticated financial products and services. Strategic planning has afforded the Company both the physical resources and data processing technology necessary to meet the financial needs generated by this growth.

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

On September 29, 1994, President Clinton signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Act"). The Act provides for nationwide interstate banking and branching with certain limitations. The Act permits bank holding companies to acquire banks without regard to state boundaries after September 29, 1995. The Federal Reserve may approve an interstate acquisition only if, as a result of the acquisition, the bank holding company would control less than 10% of the total amount of insured deposits in the United States or 30% of deposits in the home state of the bank being acquired. The home state can waive the 30% limit as long as there is no discrimination against out-of-state institutions.

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

The Federal Reserve in September, 1996 gave bank holding companies the right to exclude certain securities earnings from the 10% cap on underwriting revenue through "Section 20 Units". It later removed three firewalls, one of which prevented the same bank employee from selling underwriting services, loans and transactions accounts. The Federal Reserve on December 20 more than doubled, to 25% the amount of revenue section 20 units may earn underwriting and dealing in commercial securities. The Office of the Comptroller of the Currency in adopting its controversial operating-subsidiary rule in November 1996, established a procedure that allows national banks to create subsidiaries to underwrite securities, sell insurance, or conduct other activities that the banks may engage in directly. Change in the law for securities underwriting will have no impact on First Citizens since the bank does not engage in this practice. Legislation being considered would possibly limit this action to operating Subsidiaries of the Holding Company only.

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

The Board of Governors of the Federal Reserve System published guidelines for Customer Information Security and Customer Financial Privacy with a mandatory effective date of July 1, 2001. First Citizens has established policies in adherence to the published guidelines. These policies will be submitted for board approval on March 21, 2001 and will become effective April 1, 2001.

The three principal requirements relating to the Privacy of Consumer Financial Information in the GLBA:

o Financial institutions must provide their customers with notices describing their privacy policies and practices, including their policies with respect to the disclosure of nonpublic personal information to their affiliates and to nonaffiliated third parties. The notices must be provided at the time the customer relationship is established and annually thereafter.

o Subject to specified exceptions, financial institutions may not disclose nonpublic personal information about consumers to any nonaffiliated third party unless consumers are given a reasonable opportunity to direct that such information not be shared (to "opt out").

o Financial institutions generally may not disclose customer account numbers to any nonaffiliated third party for marketing purposes.

The Customer Information Security guidelines implement section 501(b) of the Gramm-Leach-Bliley Act. The act requires the agencies to establish standards for financial institutions relating to administrative, technical and physical safeguards for customer records and information.

The guidelines require financial institutions to establish an information security program to:

o    Identify and assess the risks that may threaten customer information;

o Develop a written plan containing policies and procedures to manage and control these risks;

o    Implement and test the plan; and

o    Adjust  the  plan  on  a  continuing   basis  to  account  for  changes  in
     technology, the sensitivity of customer information, and internal or external threats to information security

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

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

The land and building occupied by the Downtown Drive-In Branch located at 113 South Church Street, Dyersburg, Tennessee is owned by First Citizens. The building, containing approximately 1,250 square feet, is located on a lot which measures 120 feet square. Also located at this address is a separate ATM facility wholly owned by the Bank. Construction of a new Downtown Drive-In facility on the existing site will begin early in the second quarter of 2000 with a projected completion date of early fourth quarter. The new facility will be approximately 898 square feet and will be a remote motor bank with six drive-thru lanes and a drive-up ATM lane. The current lobby traffic will be redirected to the Main Bank Office downtown. Drive-thru service for customers is expected to continue without interruption during the construction.

The Green Village Office is located at 620 U.S. 51 Bypass adjacent to the Green Village Shopping Center. Construction of the new office was completed in June 2000. The 6400 square foot facility is designed to generate and service a much larger customer base than currently exists. The addition of a commercial lender to staff, a small business center designed to focus on the needs of local business and a full service postal facility lay the groundwork for growth and development at this location. This facility is equipped with seven drive up teller lanes, one of which is an ATM.

During June, the Super Money Market Branch located inside the Kroger Supermarket on Highway 78 was closed. Significant effort was expended to redirect customers to other branches, with focus being on our new Green Village Office. The Super Money Market office has for a number of years evolved to be a paying and receiving station. Net losses continued to increase and, at the same time, monthly costs on a lease negotiated with NBC in 1986 increased with each renewal at five-year intervals. This rate was more than twice the rate for comparable space in the Dyersburg area.

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

Construction of the new branch office in Lauderdale County was completed during the second quarter of 1999. The building contains approximately 3,500 square feet and was built on 1.151 acres of land located at 316 Cleveland Street in Ripley, providing a larger, more efficient facility to better serve our customers in Lauderdale County. The Ripley Office offers full serving banking with drive up teller lanes, twenty-four hour drive up ATM as well as Mortgage, Trust, Brokerage and Insurance services. Customers and staff celebrated a move to the new location on July 1, 1999. First Citizens continued to retain title to the original building. This property was held in bank premises until sold during fourth quarter of 2000.

The Bank of Troy was purchased by First Citizens National Bank in early 1998. The Troy Branch is located on Harper Street just west of Highway 51 in Troy, Tennessee. The building is two story brick and siding. The site consists of three lots with maximum dimensions on each side being 272 feet and 260 feet. The first floor in the main building contains 5,896 square feet and houses a full service branch facility. Most of the building was constructed in 1970 with additions and renovations being made since that time. The Troy Branch also offered limited drive-through services at a location on Highway 51 which was closed May 1, 1999. Permission to close this location was granted by the OCC based on the limited volume of business conducted by customers compared to the cost of operations. First Citizens has two ATMs located in Troy, one at 510 East Harper Street and the other in the Little General Store.

First Volunteer Bank in Union City was purchased by First Citizens early in January 1999. The Union City branch operates two full service facilities, a motor branch and one ATM in Obion County. The main office is located at 100 Washington Avenue in Union City. The brick building consists of 52,500 square feet on three floors and is a combination of two buildings. The bank occupies 10,000 square feet of the ground floor. An additional 3,750 square feet are used for storage space. The other 3,750 square feet of the ground floor are leased to Snappy Tomato Pizza Company. A motor branch is located at First and Harrison Streets across from the main office. The East branch facility and ATM are located at 1509 East Reelfoot Avenue in Union City. The ATM located in the Goodyear Manufacturing facility in Union City was relocated to the Little General Store in Troy on September 7, 2000.

As a result of the Union City acquisition, First Citizens acquired a 5,123 square foot building having a street address of 500 South First Street, currently leased by Radio Shack. This building will be considered in terms of future expansion of the Union City franchise, or will be sold if no future utilization can be identified.

There  are no  liens  or  encumbrances  against  any  properties  owned by First
Citizens.

ITEM 3. LEGAL PROCEEDINGS

First Citizens is involved in routine legal issues. However, the outcome of these issues are not expected to have a material adverse effect to the bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 2000, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

As of December 31, 2000 there were 982 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods. These records may not include all sales during these time periods if sales were not reported to First Citizens for transfer.

               Quarter Ended                High         Low

              March 31, 2000               $24.00      $24.00
              June 30, 2000                $24.00      $19.00
              September 30, 2000           $19.00      $19.00
              December 31, 2000            $19.00      $19.00


              March 31, 1999               $30.00      $30.00
              June 30, 1999                $30.00      $30.00
              September 30, 1999           $30.00      $30.00
              December 31, 1999            $30.00      $30.00

Dividend payouts per share restated to reflect a 4:1 stock split in June 1998 were 1.00 dollar in 2000, .90 cents in 1999 and .75 cents in 1998.

                        Dividends - 2000
              Dividend                   Quarter
              Per Share                  Declared
                 .2250                       1st
                 .2250                       2nd
                 .2250                       3rd
                 .3250                       4th
                 -----
         Total $ 1.00

*Special dividend paid in fourth quarter 2000, 1999 and 1998.

Future dividends will depend on Bancshares' earnings and financial condition and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information for Bancshares effective December 31 for the years indicated.
                                  (in thousands)
                              (except per share data)

                       2000     1999     1998     1997     1996
Net Interest &
 Fee Income         $ 18,594  $ 19,305  $ 17,964 $ 16,021 $ 14,956

Gross Interest
  Income            $ 38,137  $ 36,085  $ 35,252 $ 30,698 $ 28,862

Income From
 Continuing
  Operations        $  4,612  $  5,799  $  4,474 $  4,730 $  4,254

Long Term
 Obligations(1)     $ 43,429  $ 11,264  $ 25,486 $ 12,146 $  6,997

Income Per Share
 from Continuing
  Operation(2)      $   1.24  $   1.58  $   1.25 $   1.38 $   1.22

Net Income per
Common Share (2)
                    $   1.24  $   1.58  $   1.25 $   1.38 $   1.22
Cash Dividends
Declared
per Common
Share(2)            $   1.00  $    .90  $    .75 $    .50 $    .40

Total Assets at
Year End            $500,954  $472,670  $472,153 $384,183 $357,269

Allowance for
 Loan Losses
 as a % Loans          1.10%     1.14%     1.25%    1.21%    1.07%

Allowance for
 Loan Losses as
 a % of Non-
 Performing Loans     125.01%  445.26%   509.62%  461.76%  176.08%

Loans 90 Days
 Past Due as a
 % of Loans              .47%     .10%      .14%     .00%     .09%

(1)Long Term Obligations consist of FHLB Borrowings, an ESOP Obligation, and Finance Company Debts.
(2)Restated to reflect 4 for 1 Stock Split on June 15, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Citizens Bancshares, Inc (Bancshares) is a financial holding company headquartered in Dyersburg, Tennessee and doing business primarily in Dyer, Lauderdale and Obion Counties. The primary asset of Bancshares is First Citizens National Bank, but also includes a full service brokerage subsidiary (First
Citizens Financial Plus), 50% ownership in a full service insurance agency (White & Associates/First Citizens Insurance), and a consumer finance affiliate (Delta Finance). The banking structure includes a Trust division, a Mortgage Loan department and an Electronic Banking/Call Center.

EARNINGS ANALYSIS:

First quarter of year 2000 produced positive results and held out the promise of another record breaking year for earnings. Net income was up 8.6% over the prior year, supported by growth in net interest income and a significant contribution from our brokerage subsidiary, First Citizens Financial Plus. Increased pressure on net interest margins in the second quarter brought about by rising interest rates suppressed earnings and produced results that were below the same period in 1999. Third and fourth quarter results were even more stressed as margins became tighter and earnings were further reduced by payouts to two individuals choosing to exercise contract options available as a result of merger activity in Obion County in 1998. Total payout exceeded $800,000 and represented the extent of First Citizens' contract liability to employees of the merged bank. Fourth quarter earnings were further impacted by an additional provision to loan loss reserve totaling $544 thousand, which represents deterioration in three credits and does not reflect a trend within the loan portfolio.

Interest income for the year increased 5.68%, a gain offset by a 6.46% increase in interest expense. Six rate increases by the Federal Reserve in a one-year period played havoc with net interest margins and forced management to rethink our funding strategy. As a result, the decision was made to outsource the investment portfolio and in so doing, avail First Citizens of expertise unavailable in-house. We are now operating under a new Board approved strategy recommended by the portfolio manager and are moving toward improved net interest margins with less volatility when faced with market rates changes.

Other income improved 7.4% while other expense was up only 2%, exclusive of contract payouts totaling $809,000. This was accomplished by a continued focus on the importance of fee income and a commitment to managing controllable expense. Future acquisition of companies in which employees hold contracts granting golden parachutes will be handled in a manner that addresses the financial impact at the time of transaction, avoiding the situation that occurred in Year 2000.

ASSETS/LOANS/DEPOSITS:

The company hit a milestone in Year 2000 when assets exceeded $500 million. In so doing, we have aligned ourselves with a new peer group in terms of comparison, and will now be governed by rules that apply to banks over this asset level. The major impact will be dealt the audit function, with the Board Audit Committee and the company's External Auditor being subjected to tighter rules in terms of independence and qualification. We see no problem in complying with the more rigid criteria and have taken steps necessary to satisfy SEC requirements, even though Bancshares has a grace period which delays mandatory compliance until 2003.

Loan growth of 4.8% was centered primarily in the category of commercial and residential real estate. Deterioration in the economy in general has resulted in a tightening of loan underwriting standards and sacrificed a higher level of growth to ensure continued quality in the portfolio. Growth in the agricultural segment of the portfolio has been negligible as farmers experienced a third year of less than satisfactory results with no real promise of improved profitability, other than federal disaster payments. Economists from the Food and Agricultural Policy Research Institute and the Agriculture and Food Policy Center have projected that U.S. net farm income could drop more than $9 billion in the next two years as a result of lower government payments and increased production costs. These statistics are based on normal weather conditions, a continuation of present farm programs and continuation of government loan rates at their maximum levels. In view of such dire predictions and a continuation of year after year operating results that produce inadequate profit levels, banks will become less inclined to provide financing needed to support the industry. First Citizens remains the largest agricultural lender in our area. Our commitment to the industry has been evident since the bank was chartered in l889, but we are obligated to Shareholders to recognize risk inherent in any industry segment and make lending decisions based on sound underwriting standards, including the ability to repay.

In order to predict probable losses on loans, allowance determination policy shall reflect historical losses on pools of loans and the relationship to actual previously predicted losses. If significant differences are evident, then justification shall be addressed. If probable losses are detected then appropriate assets shall be identified as impaired, they will be analyzed, and specific allocations funded in order to avoid extraordinary charges to reserve. It shall be incumbent upon registrant to ensure that assets are graded for quality in a timely manner and appropriate reserves maintained, based on internal analysis. Local trends in sales tax receipts, unemployment, and economic development shall be assessed quarterly and adjustments made to allowance based on upward or downward trends to these elements. National economic conditions shall be monitored but direct a much lesser impact on allowance determination.

Deposit market share of First Citizens in Dyer County increased from 53.75% at June 30, 1999 to 57.67% as of June 30, 2000. This was accomplished with deposit growth of less than 1.5%, emphasizing the challenge to banks of funding any measurable volume of loan growth with growth in deposits. Liquidity continues to be one of the most serious issues facing banks of all sizes. First Citizens has turned primarily to the Federal Home Loan Bank to address funding needs, with alternatives being lines of credit with correspondent banks and the Bankers Bank as well as brokered deposits. While we would prefer to fund loans with deposits, we acknowledge that this is no longer an option and recognize that future strategy must insure a dependable source of liquidity that will support asset growth.

SHAREHOLDER RETURN & EQUITY CAPITAL:

The highest classification in terms of capital levels that can be assigned by banking regulators is "well capitalized". In order to attain this classification, banks must maintain a 10% risk-based capital ratio. First Citizens' risk-based capital ratio as of December 31, 2000 was 13.78%, almost $13 million in excess of that necessary to be classified at the highest level. While earnings were down for the year, the Board made a decision to increase dividends by 10.5% based on the belief that the earnings stall is temporary and that the level of excess capital justifies an increase in payout to shareholders. Stockholder equity has grown consistently, supported over the years by strong earnings and quality assets. Equity capital at 12/31/00 was $47 million compared to $44 million at year-end 1999, up in excess of 7%. Since dividends to shareholders in year 2000 were 81% of earnings, most of the increase can be attributed to an improvement in the accumulated adjustment of unrealized loss on securities available-for-sale from ($2,036,000) at year-end 1999 to ($371) as of 12/31/00.

OTHER ISSUES:

Bankruptcy continues to be an issue of major concern to banks nationwide. It has been determined that the U.S. economy loses $40 billion annually because of bankruptcy filings. These losses are passed along to all consumers, including those who responsibly pay their debts, through higher interest rates, increased prices for goods and services, and reduced credit access. In addition, the courts in West Tennessee have a reputation for being extremely lenient with debtors, placing lending institutions and others who deal in credit at a higher risk of loss than others nationwide. It is important to ensure that bankruptcy protection is available to those who truly need it, emphasizing the need for reform that focuses on a "needs-based" approach and eliminates the fraud inherent in the current system.

Changes in Financial Accounting Standards

In June,  1998,  the  Financial  Accounting  Standards  Board (FASB)  issued its
Statement No. 133 Accounting for Derivative Instruments and Hedging Activities which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued FASB Statement No. 133 was to become effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In 1999, the FASB issued Statement No. 137 which delayed the effective date of Statement No. 133 for one year until fiscal years beginning after June 15, 2000. In June 2000, FASB issued Statement No. 138 Accounting for Certain Derivative Investments and Certain Hedging Activities which further amended Statement No. 133 without changing the effective date. As issued, these Statements require that derivative instruments be reported either as assets or liabilities in the balance sheet and that they be reflected at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the instrument and the resulting designation. First Citizens Bancshares, Inc. utilized the derivative as a cash flow hedge, hedging the "benchmark interest rate."

Also in 2000, FASB issued Statement No. 139 which rescinded certain earlier FASB statements and had no impact on the financial statements of the Company.

In September 2000, FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities was issued. Statement No. 140 replaces Statement No. 125, which had the same name. The pronouncement revises standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The Statement is effective for relevant transactions occurring after March 31, 2001.

NON-INTEREST INCOME

The following table reflects restated non-interest income for the years ending December 31, 2000, 1999, and 1998:

                                          December 31
                                     Change from prior year
                                        (in thousands)
                            Increase                   Increase
                     Total (Decrease)           Total (Decrease)           Total
                     2000   Amount  Percentage  1999    Amount  Percentage 1998
Service Charges on
 Deposit Accounts   $2,711   $  303   12.58%   $2,408   $  331   15.93%   $2,077
Other Service Charges,
 Charges, Commissions
 & Fees             $1,881   $  224   13.51%   $1,657   $  544   48.87%   $1,113
Other Income        $1,480   $ (126)  (7.84%)  $1,606   $  207   14.79%   $1,399
TOTAL NON-INTEREST
 INCOME             $6,072   $  401    7.07%   $5,671   $1,082   23.57%   $4,589

Growth in non-interest income is key to sustaining increases in overall net income as net interest margins continue to be squeezed. The components of First Citizens non-interest income include service charges on deposit accounts, other fees and service charges, fiduciary income, ATM/POS interchange fees, and other income from subsidiaries (Financial Plus, White and Associates/First Citizens Insurance, Delta Finance). Total non-interest income in 2000 increased 7% to $6,072,000 compared to a 23.6% increase in 1999. Service charges on deposit accounts increased 12.6% from 1999 to 2000 primarily due to increased overdraft fee income. A strong focus on fee income and diversification of the income stream is reflected in the increased percentages in 2000 of 13.5% in other service charges and fees. Improved earnings are attributed to continued growth in income received from Financial Plus, Inc. and First Citizens Insurance. A large portion of Trust Department fee income is calculated as a percent of portfolio market value. Volatility in financial markets has resulted in a decrease in market value of many investment portfolios, thus negatively impacting derived income in this area. In addition, total volume of assets managed has decreased resulting in lower fee income.

NON-INTEREST EXPENSE
                                         December 31
                                     Change from prior year
                                        (in thousands)
                             Increase                 Increase
                      Total  (Decrease)        Total  (Decrease)        Total
                      2000 Amount Percentage 1999 Amount Percentage 1998 Salaries & Employee
 Benefits           $ 8,751 $   79     .91%  $ 8,672 $  384    4.63%  $ 8,288
Occupancy Expense   $ 2,938 $  212    7.77%  $ 2,726 $  311   12.87%  $ 2,415
Other Operating
 Expense            $ 4,957 $  946   23.58%  $ 4,011 $   71    1.80%  $ 3,940
TOTAL NON-INTEREST
  EXPENSE           $16,646 $1,237    8.02%  $15,409 $  766    5.23%  $14,643

Total non-interest expense increased approximately 8% in 2000 primarily due to an increase of $946,000 in other operating expense. This increase is a result of the Obion County payouts and the decrease in Trust Department income. The 5% increase noted when comparing 1999 to 1998 reflects growth in salaries and benefits from the addition of employees at First Volunteer Bank, Bank of Troy, Mortgage Lending, Financial Plus, Delta Finance and in support positions at First Citizens National Bank. The Bank of Troy, Troy, TN and First Volunteer Bank, Union City, TN were converted to the books of First Citizens National Bank in 1999 as branches of the bank. These conversions set the stage for a reduction in number of employees as well as providing for economies of scale in information systems. Non-recurring expense incurred at Bank of Troy in 1998 exceeded $1.3 million and included benefit plans, additional loan loss reserves and buy out of an employment contract of the Bank's former CEO. Full-time equivalent employees were 209 at December 31, 2000 compared to 203 at December 31, 1999. Assets per employee at December 31, 2000 was $2.4 million, up slightly when compared to $2.3 at December 31, 1999 and 1998.

Other operating expense increased 23.6% from 1999 to 2000. This increase is a result of payouts to two individuals choosing to exercise contract options available as a result of merger activity in Obion County in 1998. Total payout exceeded $800,000 and represented the extent of First Citizens' contract liability to employees of the merged bank. Other components negatively impacting this are were decreased Trust Department fee income and securities gains/losses. Other operating expense reflects only a 2% increase exclusive of contract payouts. Future acquisition of companies in which employees hold contracts granting golden parachutes will be handled in a manner that addresses the financial impact at the time of transaction, avoiding the situation that occurred in Year 2000.

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

                 Assets Per Employee        Asset Per Employee
                                              Peer Groups
December 31                     (in thousands)

   2000               $2,397                      $2,860
   1999               $2,328                      $2,540
  *1998               $2,354                      $2,400
   1997               $2,151                      $2,400
   1996               $2,159                      $2,300

*1998 includes Bank of Troy and Delta Finance II. Assets per employee increased due to Troy's positive position.

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

                                          December 31
                                        (in thousands)
                         2000                1999              1998

                  Average   Average  Average   Average  Average   Average
                  Balance    Rate    Balance    Rate    Balance    Rate
Non-Interest
Bearing Demand
Deposits         $ 39,549   0.00%    $ 39,805   0.00%    $ 37,742   0.00%

Savings Deposits $114,316   3.04%    $111,278   2.99%    $106,259   3.20%

Time Deposits    $210,177   5.79%    $208,908   4.91%    $202,370   5.62%

TOTAL DEPOSITS   $364,042   4.30%    $359,991   3.77%    $346,371   4.27%

Deposits increased 1.13% in 2000 in comparison to 3.9% in 1999. Total deposits have been restated as required by FASB Accounting Standards for pooling-of-interests. Actual deposit growth in 1999, including deposits acquired from mergers and acquisitions, was 34.85 percent. The company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. Retention of savings and time deposits continues to be a challenge with increased competition by brokerage firms, insurance companies and other financial service providers. Competitor marketing programs are aggressive in seeking new deposit dollars with advertising programs that offer above maket rates on certificates of deposits in some market areas. According to a recent survey First Citizens maintains approximately 58% of Dyer County market share; 15% of Obion County market share and 5% of Lauderdale County market share. In the Dyer County market the bank competes with Union Planters (7.5%), First Tennessee Bank (16%), Security Bank (17%), and City State Bank (2%). The bank's largest competitor in Lauderdale County is Bank of Ripley (36.5%). Competition in Obion County ranks First State Bank

43.1% market share, Commercial Bank and Trust 17.2%, Union Planters 9.3%, and Reelfoot Bank 13.3%.

Deposit growth remained relatively flat in 2000. The average rate paid on total deposits continued to decline from 4.27% in 1998 to 3.77% in 1999. However, an increase in rates by the Federal Reserve prompted a reversal of this trend during the fourth quarter of 1999. As a result, the average rate paid on total deposits increased to 4.30% in 2000. The new "Wall Street Checking" account introduced during third quarter is designed to support efforts to grow the deposit base. This account combines benefits of unlimited checking and earning rates competitive with those paid by brokers. The management of liquidity needs has evolved as a major challenge to community banks. Making the right investment choices, identifying funding sources that impose the least risk to First Citizens asset/liability management process and finding creative ways to induce deposit growth will ensure our continued success as an independent community bank.

Management is continuously monitoring and enhancing the bank's product line in order to retain existing customers and to attract new customer relationships. First Citizens introduced Internet based banking to the market place September 1, 1999. The service allows customers to access account information, statement activity, apply for a deposit or loan and pay bills by signing on to firstcitizens-bank.com. The cost of Internet banking is free to customers, while bill pay is offered at a competitive price. The bank's Call Center now provides more efficient customer support from account inquiry to electronic banking products and services. A focus on developing the Small Business segment of our customer base has been significantly enhanced by the introduction of a trio of Internet products that promote a "Surf Locally, Shop Locally" theme. A web page development service, the ability to be a part of a virtual Internet Mall and the introduction of First Citizens as an Internet Service Provider (ISP) will place our organization well above the competition in this business segment.

SHORT TERM BORROWINGS
                                      12/31/00      12/31/99
Amount outstanding-end of Period      $34,174        $46,090
Weighted Average Rate of Outstanding    5.55%          4.56%
 Maximum Amount of Borrowings at
  Month End                            54,600         47,470
Average Amounts Outstanding for
  Period                               49,436         32,759
Weighted Average Rate of Average
  Amounts                               5.97%          4.46%

Long term debt for 2000 is comprised of Federal Home Loan Bank borrowings totaling $56,929,000 and Delta Finance Company obligation of $1,000,000. Other long term obligations consist of a note payable of Employee Stock Ownership Plan to Suntrust Bank, balance at 12/31/00 of $920,000. 1999 long term debt included Federal Home Loan Bank borrowings totaling $12,528,000, Delta Finance Company debt of $1,000,000, and the Employee Stock Ownership Plan obligation of $1,117,000.

                        Average  Average   Average   Repricing
                         Volume   Rate     Maturity   Frequency
FHLB Borrowings          56,929   5.90%    3 years     Fixed
Finance Company Debt      1,000   6.00%    5 years     Fixed
ESOP Obligation             920   7.25%    5 years    Monthly

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First Citizens on December 31, 2000. The overall total increased in excess of $2.2 million when compared to the prior year.

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER

                                          December 31
                                        (in thousands)
                                   2000                  1999
                           Amount       Percent  Amount       Percent
 Maturing in:
3 months or less           $45,450       62.19%  $44,946       63.42%
Over 3 through 12 months   $22,703       31.05%  $22,980       32.43%
Over 12 months             $ 4,948        6.76%  $ 2,936        4.15%

     TOTAL                 $73,101      100.00%  $70,862      100.00%

The following table sets forth an analysis of sources and uses of funds for the years under comparison.

                                SOURCES AND USES OF FUNDS
                                     (in thousands)
                           2000                     1999                1998
FUNDING USES         Average  Increase        Average  Increase        Average
                     Balance (Decrease)       Balance (Decrease)       Balance
                          Amount           %       Amount          %     Amount
INTEREST-EARNING
ASSETS:
Loans (Net of
Unearned Discounts
& Reserve)          $330,468  $ 7,421   2.29% $323,047  $33,631  11.62% $289,416

Taxable Investment
Securities          $ 87,108  $(2,260) (2.52%)$ 89,368  $ 5,449   6.49% $ 83,919

Non-Taxable
Investment
Securities          $ 13,078  $     6    .04% $ 13,072 ($ 1,127) (7.93%)$ 14,199

Federal Funds
Sold                $  1,201  $(1,489)(55.35%)$  2,690 ($ 6,060) 69.25% $  8,750

Interest Earning
Deposits In
Banks               $  1,549  $   518  50.24% $  1,031  $    51   5.20% $    980

TOTAL INTEREST-
EARNING ASSETS      $433,404  $ 4,196    .97% $429,208  $31,944   8.04% $397,264
Other Uses          $ 51,296  $ 7,620  17.44% $ 43,376  $ 5,218  13.67% $ 38,158
TOTAL FUNDING
  USES              $484,700  $12,116   2.56% $472,584  $37,162   8.53% $435,422
INTEREST-BEARING
  LIABILITIES:
Savings
 Deposits           $114,316  $ 3,038   2.73% $111,278  $ 5,019   4.72% $106,259
Time Deposits       $210,177  $ 1,269    .60% $208,908  $ 6,538   3.23% $202,370
Federal Funds
Purchased and
Other Interest
Bearing Liabilities $ 71,822  $ 6,904  10.63% $ 64,918  $18,418  39.60% $ 46,500
TOTAL INTEREST-
BEARING LIABILITIES $396,315  $11,211   2.91% $385,104  $29,975   8.44% $355,129
Demand Deposits     $ 39,549  $  (256)  (.64%)$ 39,805  $ 2,063   5.46% $ 37,742
Other Sources       $48,836   $ 1,161   2.43% $ 47,675  $ 5,124  12.04% $ 42,551

TOTAL FUNDING
 SOURCES:           $484,700  $12,116   2.56% $472,584  $37,162   8.53% $435,422

                    SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                                  (FIRST CITIZENS NATIONAL BANK)

                               Monthly Average Balances and Interest Rates
                                              (in thousands)
                            2000                    1999                       1998
                 Average            Average  Average           Average   Average         Average
                 Balance   Interest  Rate    Balance  Interest   Rate    Balance  Interest  Rate
ASSETS
INTEREST EARNING
  ASSETS:
  Loans (1)(2)
        (3)      $330,468  $31,631  9.57%   $323,047  $29,382  9.10%   $289,416  $28,502  9.84%

Investment
Securities:

  Taxable        $ 87,108  $ 5,732  6.58%   $ 89,368  $ 5,903  6.61%   $ 83,919  $ 5,405  6.44%
Tax Exempt (4)   $ 13,078  $   959  7.33%   $ 13,072  $   938  7.18%   $ 14,199  $ 1,085  7.64%
Interest Earning
  Deposits       $  1,549  $    86  5.55%   $  1,031  $    42  4.07%   $    980  $    55  5.61%

Federal Funds
Sold             $  1,201  $    55  4.57%   $  2,690  $   148  5.50%   $  8,751  $   639  7.30%

Lease Financing  $      0  $     0     0%   $      0  $     0     0%   $      0  $     0     0%
Total Interest
  Earning Assets $433,404  $38,463  8.87%   $429,208  $36,413  8.48%   $397,264  $35,686  8.98%
NON-INTEREST
  EARNING ASSETS:
Cash and Due From
  Banks          $ 12,736  $     0     0%   $ 13,531  $     0     0%   $ 12,005  $    0      0%
Bank Premises and
  Equipment      $ 14,101  $     0     0%   $ 13,035  $     0     0%   $ 10,180  $    0      0%
Other Assets     $ 24,459  $     0     0%   $ 16,810  $     0     0%   $ 15,973  $    0      0%
Total Assets     $484,700  $     0     0%   $472,584  $     0     0%   $435,422  $    0      0%

LIABILITIES AND
 SHAREHOLDERS'
  EQUITY:
INTEREST BEARING
  LIABILITIES:
Savings Deposits $114,316  $ 3,481  3.04%   $111,278  $ 3,324  2.99%   $106,259  $ 3,400 3.20%
   (5)

Time Deposits    $210,177  $12,183  5.79%   $208,908  $10,262  4.91%   $202,370  $11,391 5.62%
Federal Funds
  Purchased and
  Other Interest
  Bearing
  Liabilities    $ 71,822  $ 3,879  5.40%   $ 64,918  $ 3,194  4.92%   $ 46,500  $ 2,497 5.36%
Total Interest
  Bearing
  Liabilities    $396,315  $19,543  4.93%   $385,104  $16,780  4.36%   $355,129  $17,288 4.86%

NON-INTEREST
  BEARING
  LIABILITIES:

Demand Deposits  $ 39,549  $     0     0%   $ 39,805  $     0     0%  $ 37,742   $     0    0%
Other
  Liabilities    $  3,451  $     0     0%   $  3,993  $     0     0%  $  2,688   $     0    0%
Total
  Liabilities    $439,315  $     0     0%   $427,762  $     0     0%  $395,559   $     0    0%

SHAREHOLDERS'
  EQUITY         $ 45,385  $     0     0%   $ 43,682  $     0     0%  $ 39,863   $     0    0%







TOTAL LIABILITIES
  AND SHAREHOLDERS'
  EQUITY         $484,700  $     0     0%  $472,584  $     0      0%  $435,422   $     0    0%

NET INTEREST
  INCOME         $      0  $18,920     0%  $      0  $19,633      0%  $      0   $18,398    0%

NET YIELD ON
  AVERAGE EARNING
  ASSETS         $      0  $     0  4.36%  $      0  $     0   4.57%  $      0   $     0 4.63%

(1) Loan totals are shown net of interest collected, not earned and loan loss reserves.

(2) Fee Income is included in interest income and the computations of the yield on loans.

(3)      Includes loans on nonaccrual status.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

(5)      Includes interest bearing deposit accounts excluding time deposits.

VOLUME/RATE ANALYSIS
(First Citizens          2000 Compared to 1999        1999 Compared to 1998
 National Bank)           Due to Changes in:          Due to Changes in:
                                        Total                      Total
                       Average Average Increase  Average Average Increase
                       Volume   Rate  (Decrease) Volume   Rate (Decrease)
Interest Earned On:                     (in thousands)

  Loans                $  675    $1,574  $2,249  $3,309  $(2,429) $  880
  Taxable Investments    (149)      (22)   (171)    351      147     498
  Tax Exempt Investment
   Securities               1        20      21     (86)     (61)   (147)
  Interest Bearing
   Deposits with Other
   Banks                   21        23      44       3      (16)    (13)

  Federal Funds Sold and
   Securities purchased
   under agreements to
   resell                 (82)      (11)    (93)   (442)     (49)   (491)

Lease Financing             0         0       0       0        0       0

TOTAL INTEREST EARNING
 ASSETS                $  466    $1,584  $2,050  $3,135  $(2,408)  $ 727
Interest Paid On:
  Savings Deposits         91        66     157     161     (237)    (76)
Time Deposits             623     1,298   1,921     367   (1,496) (1,129)
Federal Funds Purchased
    and Securities Sold
    Under Agreement to
    Repurchase            340       345     684     987     (290)    697

TOTAL INTEREST BEARING
   LIABILITIES         $1,054   $1,709   $2,763  $1,515  $(2,023) $ (508)

NET INTEREST EARNINGS  $ (588)  $ (125)  $ (713) $1,620  $  (385) $1,235

A summary of average interest earning assets and interest bearing liabilities is set forth in the preceding table together with average yields on the earning assets and average cost on the interest bearing liabilities. Total interest earning assets increased .98% and 8.4% when comparing 2000 to 1999 and 1998. Total interest bearing liabilities increased 2.91% and 8.44% when comparing
2000,  1999,  and 1998  respectively.  Total interest  earning  assets  averaged
$433,404,000 at an average rate of 8.87% while total interest bearing liabilities averaged $396,315,000 at an average rate of 4.93%. Net yield on average earning assets (annualized) was 4.36%, 4.57%, and 4.63% for the years 2000, 1999, and 1998. Six rate increases by the Federal Reserve in a one-year period played havoc with net interest margins and forced management to rethink our funding strategy. As a result, the decision was made to outsource the investment portfolio and in so doing, avail First Citizens of expertise unavailable in-house. We are now operating under a new Board approved strategy recommended by the portfolio manager and are moving toward improved net interest margins with less volatility when faced with market rate changes. Other measures taken include utilization of long term borrowings in brokered CD's and Federal Home Loan Bank funds.

  LOAN PORTFOLIO ANALYSIS
  COMPOSITION OF LOANS
                                            December 31
                                          (in thousands)
                            2000     1999     1998       1997     1996
  Real Estate Loans:

  Construction           $ 34,195  $ 34,431  $ 28,048  $ 23,378  $ 21,564

  Mortgage               $197,040  $189,787  $159,637  $151,333  $142,079

  Commercial, Financial
  and Agricultural Loans $ 63,703  $ 60,446  $ 87,927  $ 52,212  $ 46,581

  Installment Loans to
  Individuals            $ 42,754  $ 37,595  $ 29,197  $ 26,904  $ 23,743

  Other Loans            $  3,267  $  3,118  $  2,522  $  2,512  $  2,479

  TOTAL LOANS            $340,959  $325,377  $307,331  $256,339  $236,446

  CHANGES IN LOAN CATEGORIES

               December 31, 2000 as compared to December 31, 1999
                                 (in thousands)

                          Amount of Increase            % of Increase
  Loan Category               (Decrease)                   (Decrease)

  Real Estate                  $ 7,017                       3.12%
  Commercial, Financial
    and Agricultural           $ 3,257                       5.38%

  Installment Loans to
   Individuals                 $ 5,159                      13.72%

  Other Loans                  $   149                       4.77%

  TOTAL LOANS                  $15,582                       4.78%

Outstanding loans at year-end 2000 increased 4.79% when compared to year-end 1999. The 1998 total loan balance has been restated to include loans acquired from First Volunteer totaling $28.7 million. Loan growth consisted of increased volume in all loan categories, with the largest percent growth of 13.72% or $5 million reflected in Installment Loans and the largest volume growth of $7 million reflected in Real Estate Loans. Commercial, Financial and Agricultural Loans reflected a 31.25% decrease from 1998 to 1999 primarily due to paydowns in commercial loans. The expansion into Obion County affords new lending opportunities, which would support future growth projections, while at the same time building on existing customer relationships. Net loan growth for the five years ending December, 2000 was approximately 44 percent. Competition for quality loans continues to place pressure on the yield and terms customers are willing to accept. Loan Administration has taken a conservative position in dealing with situations which deviate from established underwriting procedures, while at the same time recognizing the need to maintain loan growth.

An increase of 22% for the year ending December 31, 1998 reflects loans acquired as a result of the Troy acquisition. Loan growth of 4.8% was centered primarily in the category of commercial and residential real estate. Deterioration in the economy in general has resulted in a tightening of loan underwriting standards and sacrificed a higher level of growth to ensure continued quality in the portfolio. Growth in the agricultural segment of the portfolio has been negligible as farmers experienced a third year of less than satisfactory results with no real promise of improved profitability, other than federal disaster payments. Economists from the Food and Agricultural Policy Research Institute and the Agriculture and Food Policy Center have projected that U.S. net farm income could drop more than $9 billion in the next two years as a result of lower government payments and increased production costs. These statistics are based on normal weather conditions, a continuation of present farm programs and continuation of government loan rates at their maximum levels. In view of such dire predictions and a continuation of year after year operating results that produce inadequate profit levels, banks will become less inclined to provide financing needed to support the industry. First Citizens remains the largest agricultural lender in our area. Our commitment to the industry has been evident since the bank was chartered in l889, but we are obligated to Shareholders to recognize risk inherent in any industry segment and make lending decisions based on sound underwriting standards, including the ability to repay.

Mortgage loans have experienced continued growth of more than 38% since 1996, with only a 3.12% increase from 1999 to 2000 primarily due to the six interest rate increases. The upward trend is attributed to substantial growth in Dyer County population as well, the number of households recorded in Dyer county in the past decade and strong economic conditions. Market information and employment rates are published in this report in the section titled Banking Business.

The First Citizens loan portfolio is made up of quality credits, and is well diversified with a concentration of credit in real estate related loans. Real estate related loans total over $231 million. Problem loans increased $1.6 million when compared to December 31, 1999. Problem loans at December 31, 2000 were $8.7 million or 2.5% of total loans. The provision for loan losses increased in proportion to loan growth and added risk as dictated by loan policy.

The book value of repossessed real property held by First Citizens was $318,000 at December 31, 2000 compared to $390,458 at December 31, 1999. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

The average yield on loans of First Citizens National Bank for the years indicated are as follows:

              2000 -  9.57%
              1999 -  9.10%
              1998 -  9.72%
              1997 -  9.70%
              1996 -  9.71%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $56,803,000 at December 31, 1999.

     LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                         Due after
                        Due in one       one year but         Due after
                        year or less     within five years   five years
                                        (in thousands)

Real Estate               $48,140           $134,048            $49,047
Commercial, Financial
 and Agricultural         $29,278            $26,646            $ 7,779
All Other Loans           $10,281            $34,218            $ 1,522
TOTALS                    $87,699           $194,912            $58,348

Loans with Maturities After One Year for which:
                                                (in thousands)
Interest Rates are Fixed or Predetermined             $219,203
Interest Rates are Floating or Adjustable             $ 34,057

The degree of interest rate to which a bank is subjected can be controlled through a well managed asset/liability management program. First Citizens controls interest rate risk by matching assets and liabilities, (by employing interest-sensitive funds in assets that are also interest sensitive). One tool used to ensure market rate return is variable rate loans. Loans totaling $121,756,000 or 35.71% of the total portfolio are subject to repricing within one year or carry a variable rate of interest. Loan maturities in the one to five year category increased to $194,912,000 at December 31, 2000 from $169,881,000 at December 31, 1999.

NON-PERFORMING LOANS

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties (First Citizens National Bank)
                                               December 31
                                              (in thousands)

                         2000      1999      1998      1997      1996
Nonaccrual Loans        $1,389    $ 500     $ 303     $ 440    $1,118

Restructured Loans          0         0         0         0         0

Foreclosed Property
  Other Real Estate,      318       390       177         0        50
Other Repossessed
  Assets                    0         0         0         0         0
Loans and leases 90 days
  Past due and still
  accruing interest     1,621       335       425       164       177
Total Nonperforming
  Assets               $1,939    $1,225     $ 905     $ 604    $1,295

Nonperforming assets
 as a percent of
 loans and leases
 plus foreclosed
 property at end
 of year                 .56%      .37%      .33%      .27%      .62%

Allowance as a percent of:

Nonperforming
  assets              194.06%   303.51%   386.30%   461.76%   176.22%

Gross Loans             1.10%     1.14%     1.26%     1.22%     1.08%

Addition to Reserve as a
  percent of Net
  Charge-Offs         103.29%    59.30%   154.27%   364.07%   112.16%

Loans and leases 90 days
  past due as a percent of
  loans and leases at year
  end                    .47%      .10%      .15%      .08%      .09%
Recoveries as a
  percent of Gross
  Charge-Offs          19.69%    27.92%    34.77%    41.11%    20.15%

Total Non Performing Assets were $1,939,000 as of December 31, 2000 compared to $1,225,000 at year end in 1999. Non performing Assets as a percent of loans was
 .56% compared to .37% in 1999 and .33% in 1998. The provision for loan loss reserves was increased by 96% over the 1999 allocation. A major portion of the increase can be attributed to three unrelated credits and does not reflect an overall decline in credit quality within the portfolio. Allowance for Loan Losses as a percent of Nonperforming assets and total loans were 194.06%, 303.51%, and 386.30% for each year ending December 31, 2000, 1999, and 1998.
Loan policy calls for an allowance balance of at least 1% of total loans. Continued improvements reflected in the financial ratios are indicative of well
communicated  loan  policies  and  procedures.   Categorization  of  a  loan  as
non-performing is not in itself a reliable indicator of potential loan loss. The banks' policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term. A debt is well secured if it is secured (1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the twelve months ending December 31, 2000 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $90,000. Interest income on loans reported as ninety days past due and on interest accrual status was $94,000 for 2000. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". First Citizens has no Restructured Loans for the period being reported.

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

LOAN LOSS EXPERIENCE & RESERVE FOR LOAN LOSSES (in thousands)

                      2000       1999       1998      1997      1996
Average Net Loans
Outstanding        $330,468   $323,047   $259,416  $ 220,985  $203,663

Balance of Reserve
for Loan Losses
at Beginning of
Period             $  3,718   $  3,496   $  2,789  $   2,282  $  2,216

Loan Charge-Offs   $ (1,701)  $ (1,214)  $   (952) $    (326) $   (680)

Recovery of Loans
Previously Charged
Off                $    335   $    339   $    331  $     134  $    137

Net Loans Charged
Off                $  1,366   $   (875)  $   (621) $    (192) $   (543)

Additions to Reserve
Charged to Expense $  1,411   $    720   $    958  $     699  $    609

Changes Incident
to Mergers         $      0   $    377   $    370  $       0  $      0

Balance at End of
Period             $  3,763   $  3,718   $  3,496  $   2,789  $  2,282
Ratio of Net Charge-
Offs to Average Net
Loans Outstanding      .40%       .28%       .23%       .09%      .27%

The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years. The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the year just ended consisted of Loans charged off of $1,701,000 (2) Recovery of loans
previously   charged  off  $335,000  and  (3)  Additions  to  reserves  totaling
$1,411,000.

The provision for loan loss reserves was increased by 96% over the 1999 allocation. A major portion of the increase can be attributed to three unrelated credits and does not reflect an overall decline in credit quality within the portfolio. In view of a slowing economy and the failure of congress to address inequities in Bankruptcy Laws, management and the Board will continue to monitor the adequacy of the reserve and make adjustments when necessary.

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

In order to predict probable losses on loans, allowance determination policy shall reflect historical losses on pools of loans and the relationship to actual previously predicted losses. If significant differences are evident, then justification shall be addressed. If probable losses are detected then appropriate assets shall be identified as impaired, they will be analyzed, and specific allocations funded in order to avoid extraordinary charges to reserve. It shall be incumbent upon loan administration to ensure that assets are graded for quality in a timely manner and appropriate reserves maintained, based on internal analysis. Local trends in sales tax receipts, unemployment, and economic development shall be assessed quarterly and adjustments made to allowance based on upward or downward trends to these elements. National economic conditions shall be monitored but direct a much lesser impact on allowance determination.

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

Management estimates the approximate amount of charge-offs for the 12 month period ending December 31, 2000 to be as follows:

Domestic                                            Amount
  Commercial, Financial & Agricultural            $450,000
  Real Estate-Construction                               0
  Real Estate-Mortgage                             150,000
  Installment Loans to individuals & credit cards  250,000
  Lease financing                                        0

            01/01/00 through 12/31/00   Total     $850,000

The following table will identify charge-offs by category for the periods ending December 31 as indicated:

                                    Year Ending December 31
                                        (in thousands)
                               2000     1999      1998     1997
Charge-offs:
 Domestic:
  Commercial, Financial &
      Agricultural           $  761   $  236    $ 228     $  23
Real Estate-Construction          0        0        0         0
  Real Estate-Mortgage          340      142      158         0
  Installment Loans to
   individuals & credit cards   600      836      566       303
  Lease financing                 0        0        0         0

         Total               $1,701   $1,214    $ 952     $ 326

Recoveries:
 Domestic:
  Commercial, Financial &
     Agricultural            $   52   $   89     $ 165    $  43
  Real Estate-Construction        0        0         0        0
  Real Estate-Mortgage           39        6         9        2
Installment Loans to
   individuals & credit cards   244      244       157       89
  Lease financing                 0        0         0        0

          Total              $  335   $  339     $ 331    $ 134

Net Charge-offs             $(1,366)  $ (875)    $(621)   $(192)

COMPOSITION OF INVESTMENT SECURITIES
                                              December 31
                                             (in thousands)

                             2000     1999     1998     1997     1996

U. S. Treasury &
 Government Agencies       $82,707 $83,372 $ 89,410   $62,976   $66,194

State & Political
 Subdivisions              $13,959 $12,515 $ 17,113   $11,799   $11,729

All Others                 $ 6,428 $ 3,250 $  3,207   $ 2,740   $ 3,649

            TOTALS        $103,094 $99,137 $109,730   $77,515   $81,572


MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 2000
                                   (in thousands)

                           Maturing        Maturing
                Maturing   After One      After Five     Maturing
               Within One  Year Within    Years Within   After Ten
                  Year     Five Years      Ten Years      Years
             Amount Yield Amount  Yield  Amount  Yield  Amount Yield
U. S. Treasury
and Government
Agencies    $ 2,500 6.02% $36,419 6.06% $25,087 6.50%  $18,701 6.58%

State and
Political   $   245 6.19% $   892 6.40% $ 5,820 6.59%  $ 7,002 7.44%
Subdivisions*

All Others  $     0    0% $   985 6.68% $ 3,943 5.55%  $ 1,500 9.74%
            ------- ----- ------- ----- ------- -----  ------- -----

TOTALS      $ 2,745 6.05% $38,296 6.08% $34,850 6.40%  $27,203 6.97%

*Yields on tax free investments are stated herein on a taxable equivalent basis.

HELD TO MATURITY & AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 2000

                                        Held to Maturity   Available for Sale
                                                    (in thousands)
                                        Amortized  Fair     Amortized   Fair
                                          Cost     Value       Cost     Value

U.S. Treasury Securities                      0         0      2,028    2,037
U.S. Government Agency and
 corporation obligations                 15,007    14,903     66,372   65,660
Securities issued by states & political
 subdivisions in the U.S.:
 Taxable Securities                           0         0          0        0
 Tax-exempt Securities                    1,698     1,723     12,068   12,263
U. S. Securities:
 Debt Securities                              0         0      2,920    2,925
 Equity Securities
 (Including Federal Reserve Stock)            0         0      3,472    3,504
Foreign Securities:
 Debt Securities                              0         0          0        0
 Equity Securities                            0         0          0        0
Total (sum of column A items
 1 through 5.a must equal Schedule HC,
 item 2.a and sum of column D, items 1
 through 5.b must equal Schedule HC,
 item 2.b)                                16,705    16,626     86,860   86,389

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

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public funds deposits. The investment portfolio, which currently totals $103,094,000, is comprised of U. S. Treasury and U. S. Agency Obligations of $82,707,000, Municipal Obligations of $13,959,000, and all other investments totaling $6,428,000. Fixed rate holdings comprise 90% of the portfolio, while adjustable rate holding comprise the remaining 10%.

The fixed rate holdings currently have an expected average life of 3.6 years. It is estimated that this average life would extend to 6.2 years should rates go up by 100 basis points and 6.8 years if rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points, the average life would decrease to 2.1 years.

In terms of price sensitivity, we estimate that if rates go up 100 basis points the market value of the portfolio would fall by 2.3%, while rates up 200 basis points would impact the market value by a negative 5.5%. This is equal to the price sensitivity of a four year Treasury bond, which is consistent with the current average life profile of the portfolio. If rates go down 100 basis points, we estimate that the market value would increase by 1.5%.

The adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 4.5 years. Due to the structure of these holdings, we would expect very little extension to occur in average life should interest rates rise, but could see some shortening should rates fall. We estimate that the adjustable rate holdings have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

On July 19, 2000, the Board approved the organization of Nevada I, a corporation organized and existing under the laws of the state of Nevada. The sole activities of Nevada I are the ownership of stock in Nevada II and the ownership of certain loans pursuant to a Participation Agreement. Nevada I will neither own nor lease any tangible property. Nevada I will have an employee located in the state of Nevada and officers and directors located in the state of Tennessee. Permission was also granted to organize Nevada II, which is also a corporation organized and existing under the laws of the state of Nevada. Nevada II board of directors consists of three persons, two Tennessee residents and one Nevada resident. All board meeting will held in Las Vegas, Nevada. The principal activity of Nevada II is to acquire and sell investment securities as well as collect the income from the portfolio. The sole purpose will be to transfer the bank's investment activity to the Nevada II Corporation. First Citizens National Bank income is projected to increase in excess of $300,000 the first year of operations. In conjunction with the Nevada Corporation and transfer of the investment portfolio, First Tennessee will assume management of the portfolio.

As a result, the following changes to the Investment Management Policy were presented and approved on September 20, 2000:

1.   Safety of Principal - Insulate the  investment  portfolio from undue credit
     risk.   Investment   recommendations   will  emphasize   government  issued
     securities,   government   guaranteed   securities  and  other  high  grade
     investments.
2.   Adequate  liquidity  -  Ensure  that  adequate  liquidity  is  maintained.
     Make investments  more  liquid  than  they have been in the past.
3. Capital at Risk - Insulate GAAP capital against excessive changes in market value which is not of the unrealizable gain and losses of the investment portfolio. First Citizens has excessive capital on hand. A plan to invest additional capital is a component of the investment policy.
4. Earnings at Risk - Insulate earnings from excessive change. First Citizens requires a stable Asset/Liability strategy to stabilize income streams during times of excessive interest rate moves.
5.   Investment    Performance   -   Optimize   investment  performance   Four
     recommendations to optimize investment performance were: (a) Purchase securities with call protection; (b) concentrate funding with growth in deposits; (c) Purchase securities with bullet-like features; (d) Sell investments ranging from $2 - $3 million with five year maturities and reinvest in long term municipals.

FASB 115 required banks to maintain separate investment portfolios for Held-to-Maturity, Available for Sale, and Trading Account Investments. As of December 31, 2000 approximately 16 percent of the bank's total portfolio was placed in the Available For Sale Account while the remaining 84 percent is contained in the Held to Maturity Account. FASB 115 also requires banks to mark to market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. Mark to market resulted in a negative capital entry of $371,000 as reflected on the December 31, 2000 balance sheet. Mark to market impact to capital on December 31, 1999 was a negative $2,036,000. All purchase and sale transactions in 2000 were made in accordance with specifications set forth in FASB 115. The trading account at December 31, 2000 maintained a zero balance.

First Citizens National Bank engaged in derivative activity as defined by FASB 133 (Reference Footnote 2 of the Accountant's Report page 68).

Maturities in the portfolio are made up of 2.7% within one year, and 37.1% maturing after one year and within five years. Maturities on future investment purchases will be structured to meet loan demand as well as projected changes in interest rates.

Gains/Losses reflected in year-end income statements attributable to trading account securities for the five year period ending 12/31/00 are zero.

The following table allocates by category unrealized Gains/Losses within the total portfolio as of December 31, 2000 (in thousands):

                                  Unrealized              Net
                                Gains      Losses     Gains/Losses
U.S. Treasury Securities
 and Obligations of U.S.
 Government Agencies
  and Corporations          $   210        $1,019      $  (809)

Obligations of States
  and Political
  Subdivisions              $   308        $   88      $   220

Federal Reserve and
  Corporate Stock           $    20        $   15      $     5

TOTALS                      $   538        $1,122      $   584

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is the ability to meet the needs of our customer base for loans and deposit withdrawals by maintaining assets which are convertible to cash equivalents with minimal exposure to interest rate risk. Slower deposit growth in recent years has forced banks to seek alternative funding sources in order to meet loan demand. First Citizens has resolved this issue by becoming a member of the Federal Home Loan Bank and establishing a credit line sufficient to meet liquidity needs.

Lines of Credit made available through Federal Home Loan Bank totaling $129,000,000 provide a fixed level of funds at a predetermined rate. Other lines of credit established with Correspondent banks total $38,500,000. Of the $167.5 million available, only $62 million has been advanced as a source of funds. Correspondent Bank Lines provide additional liquidity required for daily settlement. It is anticipated that these sources of funds will continue to be utilized as a tool in managing liquidity.

As a result, the company has experienced no problem with liquidity during any of the years under review and anticipates that all liquidity requirements will be effectively met in the future. Adherence to a strict Asset/Liability Management Policy will ensure our ability to effectively manage future interest rate risk.

When  evaluating  liquidity,  comparison  is made between  funding needs and the current level of liquidity, plus liquidity that would be likely be available from other sources. This comparison should determine whether funds management practices are adequate. Bank management should be able to manage unplanned changes in funding sources, as well as react to changes in market conditions that could hinder the bank's ability to quickly liquidate assets with minimal loss. Funds management practices should ensure that the bank does not maintain liquidity at too high a cost or by relying unduly on wholesale or credit-sensitive funding sources. Office of the Comptroller of the Currency has established benchmarks for comparison. The following areas are considered Liquidity Red Flags:

o    Significant increases in reliance on wholesale funding.
o Significant increases in large certificates of deposit, brokered deposits, or deposits with interest rates higher than the market.
o Mismatched funding - funding long-term assets with short-term liabilities or short-term assets with long-term liabilities.
o    Significant increases in borrowings.
o Significant increases in dependence on funding sources other than core deposits.
o    Reduction in borrowing lines by correspondent banks.
o    Increases in cost of funds.
o    Declines in levels of core deposits.
o    Significant decreases in short-term investments.

Liquidity has been a concern through 2000 and will continue to seek alternative funding sources that are conducive to our net interest margin strategies. The following table reflects First Citizens position as of December 31, 2000 in comparison to the OCC Liquidity Benchmarks.

                                                      Actual
     OCC Liquidity Benchmark                         12/31/00

Short Term Liabilities/Total Assets > 20%             23.75%

On Hand Liquidity to Total Liabilities < 8%            4.88%

Loan to Deposits < 80%                                93.67%

Wholesale Funds/Total Sources > 15%                   16.87%

Non Core Funding Dependence > 20%                     79.60%

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

Interest Rate Risk
December 2000
(in thousands)

Tier Capital                                       $42,894

Projected 12
   Month Exposure
Net Interest        Rate Moves    Current   Possible
   Income Levels    In Basis Pts Position  Scenarios  Variance

Declining 4                -400   $16,409  $18,684   $2,275
Declining 3                -300    16,409   18,636    2,227
Declining 2                -200    16,409   17,989    1,580
Declining 1                -100    16,409   16,426       17
Most Likely-Base           -100    16,409   16,409        0
Rising 1                    100    16,409   15,099   (1,310)
Rising 2                    200    16,409   14,281   (2,128)
Rising 3                    300    16,409   13,469   (2,940)
Rising 4                    400    16,409   12,396   (4,013)

                        Tier 1     % of Net Int     % of Net Int
                      Capital at       Income           Income
                       Risk            Actual            Policy

Declining 4             5.30%          13.86%            20.00%
Declining 3             5.19%          13.57%            20.00%
Declining 2             3.68%           9.63%            20.00%
Declining 1             0.04%           0.10%            10.00%
Most Likely-Base        0.00%           0.00%             0.00%
Rising 1               -3.05%          -7.98%           -10.00%
Rising 2               -4.96%         -12.97%           -25.00%
Rising 3               -6.85%         -17.92%           -25.00%
Rising 4               -9.36%         -24.46%           -30.00%

Notes:

Net interest income as presented in the preceding table assumes that interest rates would change immediately on the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen. A revised investment management strategy approved by the Board in 2000 will spread the call feature on investments and borrowings over a time period sufficient to minimize the impact of interest of rate changes to the income statement. This will avoid a repeat of the situation which occurred in 2000, when numerous calls were made on both investments and borrowings, significantly increasing the cost of funds and significantly increasing the cost of funds and negatively impacting net interest margins.

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

                              CONDENSED GAP REPORT
                       ------------------------------------
                                CURRENT BALANCES
                        -----------------------------------
                                    12/31/00
                                 (in thousands)

                           O/N        O/N             0-3              0-3             3-12       3-12
                           BAL       RATE        MONTHS BAL            RATE        MONTHS BAL     RATE
---------------------------------------------------------------------------------------------------------
Assets:
 Cash and Due From              0.00       0.00             0.00             0.00             0.00        0.00
Total Cash and Due From         0.00       0.00             0.00             0.00             0.00        0.00
 US Treasury                    0.00       0.00         1,499.81             6.34             0.00        0.00
 US Agency                      0.00       0.00        18,939.99             5.28         8,242.48        6.29
 MBS                            0.00       0.00           322.63             5.83         1,045.12        5.84
 Agency                         0.00       0.00        19,262.62             5.29         9,287.60        6.24
 Municipals                     0.00       0.00           155.06             6.81         1,530.44        4.26
 Corp & Others                  0.00       0.00         2,929.62             0.00             0.00        0.00
 Equities                       0.00       0.00             0.00             0.00             0.00        0.00
 Unrealized G/L                 0.00       0.00             0.00             0.00             0.00        0.00
Total Investments               0.00       0.00        23,847.11             4.71        10,818.04        5.96
 Fed Funds Sold                 0.00       0.00         4,804.11             6.00             0.00        0.00
 Fed Funds Sold-Balance         0.00       0.00             0.00             0.00             0.00        0.00
Total Fed Funds Sold            0.00       0.00         4,804.11             6.00             0.00        0.00
 Commercial Variable            0.00       0.00        13,452.13             9.82         7,547.02        9.19
 Commercial Fixed               0.00       0.00         7,891.77             8.72        12,539.66        9.06
 Contra Loans - Troy            0.00       0.00             0.00             0.00             0.00        0.00
 Floor                          0.00       0.00           266.63             0.00             0.00        0.00
 Unearned                       0.00       0.00             0.00             0.00             0.00        0.00
Total Commercial                0.00       0.00        21,610.53             9.30        20,086.68        9.11
Real Estate Variable            0.00       0.00        15,935.18             9.69         7,803.01        9.94
 Real Estate Fixed              0.00       0.00        28,294.91             8.87        36,544.20        8.81
 Home Equity +1                 0.00       0.00         7,166.99            10.00             0.00        0.00
 Home Equity +2                 0.00       0.00         2,738.94            10.35             0.00        0.00
 Home Equity                    0.00       0.00         9,905.93            10.10             0.00        0.00
 Secondary Mortgage             0.00       0.00         1,199.94             8.00             0.00        0.00
Total Real Estate               0.00       0.00        55,335.95             9.31        44,347.21        9.01
Installment Variable            0.00       0.00            32.90             9.56            95.74        9.08
 Installment Fixed              0.00       0.00         4,823.99             9.95        13,592.26        9.90
 Finance Company - 78s          0.00       0.00             0.00             0.00             0.00        0.00
Total Installment               0.00       0.00         4,856.89             9.95        13,688.00        9.90
 Credit Cards                   0.00       0.00             0.00             0.00         2,554.61       12.96
 Overdrafts                     0.00       0.00           699.92             0.00             0.00        0.00
Total Other Loans               0.00       0.00           699.92             0.00         2,554.61       12.96
Total Loans                     0.00       0.00        82,503.30             9.26        80,676.50        9.31
Loan Loss Reserve               0.00       0.00             0.00             0.00             0.00        0.00
Total Net Loans                 0.00       0.00        82,503.30             9.26        80,676.50        9.31
 Building, Furniture
  & Fixtures                    0.00       0.00             0.00             0.00             0.00        0.00
 Other Real Estate              0.00       0.00             0.00             0.00             0.00        0.00
 Other Assets                   0.00       0.00             0.00             0.00             0.00        0.00
Total Assets                    0.00       0.00       111,154.52             8.15        91,494.54        8.91

Liabilities:
  Demand                        0.00       0.00             0.00             0.00             0.00        0.00
Total Demand                    0.00       0.00             0.00             0.00             0.00        0.00
 Regular                        0.00       0.00             0.00             0.00         4,307.63        3.00
 NOW                            0.00       0.00             0.00             0.00         8,129.27        1.50
 Business                       0.00       0.00             0.00             0.00            76.81        1.50
 IMF                            0.00       0.00             0.00             0.00         3,408.39        2.00
 First Rate                     0.00       0.00             0.00             0.00         8,378.43        4.35
 Wall Street               24,624.84       5.25             0.00             0.00             0.00        0.00
 Dogwood                        0.00       0.00             0.00             0.00         2,016.05        1.50
Total Savings              24,624.84       5.25             0.00             0.00        26,316.58        2.72
 CD 1-3 Months                  0.00       0.00        22,462.25             6.33            63.76        5.61
 CD 3-6 Months                  0.00       0.00        13,493.75             6.66           114.77        6.42
 CD 6-12 Months                 0.00       0.00        15,098.15             6.13        16,566.77        6.08
 CD 13 Months                   0.00       0.00         8,663.69             5.94        13,057.03        6.10
 CD 1-2 Years                   0.00       0.00        17,596.68             5.83        53,937.82        6.48
 CD 2-5 Years                   0.00       0.00           699.84             5.26           746.16        5.41
 CD 5 + Years                   0.00       0.00           107.45             5.88           136.15        5.56
Total CD                        0.00       0.00        78,121.80             6.18        84,622.46        6.33


                             CONDENSED GAP REPORT
                     ------------------------------------
                                CURRENT BALANCES
                      -----------------------------------
                                    12/31/00
                                 (in thousands)

                                       O/N       O/N        0-3        0-3           3-12          3-12
                                       BAL       RATE     MONTHS BAL    RATE      MONTHS BAL       RATE
--------------------------------------------------------------------------------------------------------
  IRA Savings                          0.00      0.00           0.00      0.00          0.00        0.00
  IRA 1-2 Years                        0.00      0.00       4,182.74      5.72     11,003.16        6.11
  IRA 2-5 Years                        0.00      0.00          85.81      5.42        199.91        4.93
  IRA 5 + Years                        0.00      0.00         219.43      4.24        110.69        5.30
 Total IRA                             0.00      0.00       4,487.98      5.64     11,313.76        6.08
  Christmas Club                       0.00      0.00           0.00      0.00        137.12        2.50
 Total Time                            0.00      0.00      82,609.78      6.15     96,073.34        6.30
Total Deposits                    24,624.84      5.25      82,609.78      6.15    122,389.93        5.53
 Fed Funds Purchased - Bal             0.00      0.00           0.00      0.00          0.00        0.00
 Fed Funds Purchased               3,000.00      7.00           0.00      0.00          0.00        0.00
 TT & L                            1,000.00      5.60           0.00      0.00          0.00        0.00
 Securities Sold-Sweep             7,118.60      3.11           0.00      0.00          0.00        0.00
 Securities Sold - Fixed               0.00      0.00       3,469.45      5.72      4,933.18        6.60
 FHLB Short Term                  15,500.00      9.37           0.00      0.00          0.00        0.00
 FHLB Long Term Fixed                  0.00      0.00         808.00      5.66          0.00        0.00
 FHLB Libor                            0.00      0.00       1,500.00      5.75          0.00        0.00
 FHLB Long Term-Callable               0.00      0.00           0.00      0.00          0.00        0.00
 Note Payable-Finance-FCNB             0.00      0.00           0.00      0.00          0.00        0.00
 Note Payable-Finance GE               0.00      0.00           0.00      0.00          0.00        0.00
 Total Borrowing                  26,618.60      7.29       5,777.45      5.72      4,933.18        6.60
 Other Liabilities                     0.00      0.00           0.00      0.00          0.00        0.00
Total Other Liabilities           26,618.60      7.29       5,777.45      5.72      4,933.18        6.60
Total Liabilities                 51,243.44      6.31      88,387.23      6.12    127,323.11        5.57

Equity:
 Retained Earnings                     0.00      0.00           0.00      0.00          0.00        0.00
 Stock, Surplus, PIC                   0.00      0.00           0.00      0.00          0.00        0.00
 Unrealized Gains/(Losses)             0.00      0.00           0.00      0.00          0.00        0.00
 YTD NET INCOME                        0.00      0.00           0.00      0.00          0.00        0.00
Total Equity                           0.00      0.00           0.00      0.00          0.00        0.00

Total Liability/Equity            51,243.44      6.31      88,387.23      6.12    127,323.11        5.57

Period Gap                       (51,243.44)     0.00      22,767.29      0.00    (35,828.56)       0.00

Cumulative Gap                   (51,243.44)     0.00     (28,476.15)     0.00    (64,304.71)       0.00
RSA/RSL                                0.00      0.00           1.26      0.00          0.72        0.00

Off Balance Sheet:
 Total Off Balance Sheet               0.00      0.00           0.00      0.00          0.00        0.00

Period Gap                       (51,243.44)     0.00      22,767.29      0.00    (35,828.56)       0.00

Cumulative Gap                   (51,243.44)     0.00     (28,476.15)     0.00    (64,304.71)       0.00
RSA/RSL                                0.00      0.00           1.26      0.00          0.72        0.00

                              CONDENSED GAP REPORT
                         ------------------------------------
                                CURRENT BALANCES
                         -----------------------------------
                                    12/31/00
                                (in thousands)

                                              1-3        1-3              3-5      3-5              5-10        5-10
                                             YEARS      YEARS            YEARS    YEARS             YEARS       YEARS
                                             BAL        RATE              BAL      RATE               BAL        RATE
----------------------------------------------------------------------------------------------------------------------
Assets:
 Cash and Due From                          0.00         0.00             0.00       0.00            0.00        0.00
Total Cash and Due From                     0.00         0.00             0.00       0.00            0.00        0.00
 US Treasury                                0.00         0.00             0.00       0.00            0.00        0.00
 US Agency                             26,813.79         6.08         6,462.00       6.29        7,664.45        6.23
 MBS                                    6,996.15         6.46         1,937.51       6.90        1,612.47        6.73
 Agency                                33,809.95         6.16         8,399.51       6.43        9,276.92        6.32
 Municipals                             1,949.81         4.66         1,592.12       5.00        7,689.28        4.71
 Corp & Others                              0.00         0.00             0.00       0.00            0.00        0.00
 Equities                                   0.00         0.00             0.00       0.00        3,461.80        5.50
 Unrealized G/L                             0.00         0.00             0.00       0.00            0.00        0.00
Total Investments                      35,759.76         6.08         9,991.63       6.20       20,428.00        5.57
 Fed Funds Sold                             0.00         0.00             0.00       0.00            0.00        0.00
 Fed Funds Sold-Balance                     0.00         0.00             0.00       0.00            0.00        0.00
Total Fed Funds Sold                        0.00         0.00             0.00       0.00            0.00        0.00
 Commercial Variable                       12.23         9.50             0.00       0.00            0.00        0.00
 Commercial Fixed                      11,659.86         8.79         4,988.31       8.87          924.14        7.31
 Contra Loans - Troy                        0.00         0.00             0.00       0.00          637.00        8.50
 Floor                                      0.00         0.00             0.00       0.00            0.00        0.00
 Unearned                                   0.00         0.00             0.00       0.00            0.00        0.00
Total Commercial                       11,672.09         8.79         4,988.31       8.87        1,561.14        7.80
Real Estate Variable                    3,362.30         9.44         1,946.83       9.01            0.00        0.00
 Real Estate Fixed                     84,598.05         8.57        48,188.39       8.23            0.00        0.00
 Home Equity +1                             0.00         0.00             0.00       0.00            0.00        0.00
 Home Equity +2                             0.00         0.00             0.00       0.00            0.00        0.00
 Home Equity                                0.00         0.00             0.00       0.00            0.00        0.00
 Secondary Mortgage                         0.00         0.00             0.00       0.00            0.00        0.00
Total Real Estate                      87,960.36         8.61        50,135.22       8.26            0.00        0.00
Installment Variable                       10.73         8.82            17.54       7.75            0.00        0.00
 Installment Fixed                     16,489.94         9.80         3,967.65       9.47          271.93        9.73
 Finance Company - 78s                      0.00         0.00             0.00       0.00            0.00        0.00
Total Installment                      16,500.67         9.80         3,985.18       9.46          271.93        9.73
 Credit Cards                               0.00         0.00             0.00       0.00            0.00        0.00
 Overdrafts                                 0.00         0.00             0.00       0.00            0.00        0.00
Total Other Loans                           0.00         0.00             0.00       0.00            0.00        0.00
Total Loans                           116,133.11         8.80        59,108.71       8.39        1,833.07        8.08
Loan Loss Reserve                           0.00         0.00             0.00       0.00            0.00        0.00
Total Net Loans                       116,133.11         8.80        59,108.71       8.39        1,833.07        8.08
 Building, Furniture & Fixtures             0.00         0.00             0.00       0.00            0.00        0.00
 Other Real Estate                          0.00         0.00             0.00       0.00            0.00        0.00
 Other Assets                               0.00         0.00             0.00       0.00            0.00        0.00
Total Assets                          151,892.87         8.16        69,100.34       8.07       22,261.07        5.78

Liabilities:
  Demand                                    0.00         0.00             0.00       0.00            0.00        0.00
Total Demand                                0.00         0.00             0.00       0.00            0.00        0.00
 Regular                                8,615.27         3.00         4,307.63       3.00        4,307.63        3.00
 NOW                                   16,258.53         1.50         8,129.27       1.50        8,129.27        1.50
 Business                                 153.63         1.50            76.81       1.50           76.81        1.50
 IMF                                    3,408.39         2.00             0.00       0.00            0.00        0.00
 First Rate                             8,378.43         4.35             0.00       0.00            0.00        0.00
 Wall Street                                0.00         0.00             0.00       0.00            0.00        0.00
 Dogwood                                4,032.10         1.50         2,016.05       1.50        2,016.05        1.50
Total Savings                          40,846.35         2.44        14,529.76       1.94       14,529.76        1.94
 CD 1-3 Months                             11.96         6.50             0.00       0.00            0.00        0.00
 CD 3-6 Months                              0.00         0.00             0.00       0.00            0.00        0.00
 CD 6-12 Months                             0.00         0.00             0.00       0.00            0.00        0.00
 CD 13 Months                           1,524.53         5.90             0.00       0.00            0.00        0.00
 CD 1-2 Years                          15,713.06         6.39             0.00       0.00            0.00        0.00
 CD 2-5 Years                           3,726.16         6.15            56.25       6.32            0.00        0.00
 CD 5 + Years                           2,199.69         5.92         1,895.85       6.10           10.02        4.75
Total CD                               23,175.40         6.28         1,952.10       6.10           10.02        4.75

                              CONDENSED GAP REPORT
                        ------------------------------------
                                CURRENT BALANCES
                         -----------------------------------
                                    12/31/00
                                 (in thousands)

                                     1-3         1-3              3-5           3-5               5-10        5-10
                                    YEARS       YEARS            YEARS         YEARS             YEARS        YEARS
                                     BAL        RATE              BAL          RATE               BAL         RATE
------------------------------------------------------------------------------------------------------------------
  IRA Savings                        0.00        0.00             0.00          0.00              80.23      3.00
  IRA 1-2 Years                  3,260.09        6.08            28.32          5.85               0.00      0.00
  IRA 2-5 Years                  1,314.56        5.73             0.00          0.00               0.00      0.00
  IRA 5 + Years                  1,569.66        5.90         1,237.27          5.47               0.00      0.00
 Total IRA                       6,144.31        5.96         1,265.60          5.48              80.23      3.00
  Christmas Club                     0.00        0.00             0.00          0.00               0.00      0.00
 Total Time                     29,319.71        6.21         3,217.70          5.86              90.24      3.19
Total Deposits                  70,166.05        4.02        17,747.46          2.65          14,620.01      1.95
 Fed Funds Purchased - Bal           0.00        0.00             0.00          0.00               0.00      0.00
 Fed Funds Purchased                 0.00        0.00             0.00          0.00               0.00      0.00
 TT & L                              0.00        0.00             0.00          0.00               0.00      0.00
 Securities Sold-Sweep               0.00        0.00             0.00          0.00               0.00      0.00
 Securities Sold - Fixed           152.50        6.65             0.00          0.00               0.00      0.00
 FHLB Short Term                     0.00        0.00             0.00          0.00               0.00      0.00
 FHLB Long Term Fixed                0.00        0.00             0.00          0.00           1,929.04      5.66
 FHLB Libor                          0.00        0.00             0.00          0.00               0.00      0.00
 FHLB Long Term-Callable             0.00        0.00             0.00          0.00          39,000.00      5.70
 Note Payable-Finance-FCNB           0.00        0.00             0.00          0.00               0.00      0.00
 Note Payable-Finance GE             0.00        0.00             0.00          0.00               0.00      0.00
 Total Borrowings                  152.50        6.65             0.00          0.00          40,929.04      5.70
 Other Liabilities                   0.00        0.00             0.00          0.00               0.00      0.00
Total Other Liabilities            152.50        6.65             0.00          0.00          40,929.04      5.70
Total Liabilities               70,318.55        4.02        17,747.46          2.65          55,549.05      4.71

Equity:
 Retained Earnings                   0.00        0.00             0.00          0.00               0.00      0.00
 Stock, Surplus, PIC                 0.00        0.00             0.00          0.00               0.00      0.00
 Unrealized Gains/(Losses)
   Mortgage                          0.00        0.00             0.00          0.00               0.00      0.00
 YTD NET INCOME                      0.00        0.00             0.00          0.00               0.00      0.00
Total Equity                         0.00        0.00             0.00          0.00               0.00      0.00

Total Liability/Equity          70,318.55        4.02        17,747.46          2.65          55,549.05      4.71

Period Gap                      81,574.32        0.00        51,352.89          0.00        (33,287.98)      0.00

Cumulative Gap                  17,269.61        0.00        68,622.50          0.00          35,334.52      0.00
RSA/RSL                              2.16        0.00             3.89          0.00               0.40      0.00

Off Balance Sheet:
 Total Off Balance Sheet             0.00        0.00             0.00          0.00               0.00      0.00

Period Gap                      81,574.32        0.00        51,352.89          0.00        (33,287.98)      0.00

Cumulative Gap                  17,269.61        0.00        68,622.50          0.00          35,334.52      0.00
RSA/RSL                              2.16        0.00             3.89          0.00               0.40      0.00

                              CONDENSED GAP REPORT
                       ------------------------------------
                                CURRENT BALANCES
                        -----------------------------------
                                    12/31/00
                                 (in thousands)

                                   10-15       10-15           15 +        15 +            NON-
                                   YEARS       YEARS          YEARS       YEARS         SENSITIVE        TOTAL
                                    BAL         RATE            BAL        RATE             BAL           BAL
--------------------------------------------------------------------------------------------------------------------
Assets:
 Cash and Due From                   0.00        0.00           0.00       0.00         19,123.53         19,123.53
Total Cash and Due From              0.00        0.00           0.00       0.00         19,123.53         19,123.53
 US Treasury                         0.00        0.00         528.47       6.13              0.00          2,028.28
 US Agency                       1,343.14        6.16           0.00       0.00              0.00         69,465.85
 MBS                                 0.00        0.00           0.00       0.00              0.00         11,913.89
 Agency                          1,343.14        6.16           0.00       0.00              0.00         81,379.74
 Municipals                        848.22        4.34           0.00       0.00              0.00         13,764.93
 Corp & Others                       0.00        0.00           0.00       0.00              0.00          2,929.62
 Equities                            0.00        0.00           0.00       0.00              0.00          3,461.80
 Unrealized G/L                      0.00        0.00           0.00       0.00          (470.37)          (470.37)
Total Investments                2,191.36        5.45         528.47       6.13          (470.37)        103,094.00
 Fed Funds Sold                      0.00        0.00           0.00       0.00              0.00          4,084.11
 Fed Funds Sold-Balance              0.00        0.00           0.00       0.00              0.00              0.00
Total Fed Funds Sold                 0.00        0.00           0.00       0.00              0.00          4,804.11
 Commercial Variable                 0.00        0.00           0.00       0.00              0.00         21,011.38
 Commercial Fixed                  276.95        9.53         404.28       9.51              0.00         38,684.97
 Contra Loans - Troy                 0.00        0.00           0.00       0.00              0.00            637.00
 Floor                               0.00        0.00           0.00       0.00              0.00            266.63
 Unearned                            0.00        0.00           0.00       0.00              0.00              0.00
Total Commercial                   276.95        9.53         404.28       9.51              0.00         60,599.99
Real Estate Variable                 0.00        0.00           0.00       0.00              0.00         29,047.32
 Real Estate Fixed                   0.00        0.00           0.00       0.00              0.00        197,625.55
 Home Equity +1                      0.00        0.00           0.00       0.00              0.00          7,166.99
 Home Equity +2                      0.00        0.00           0.00       0.00              0.00          2,738.94
 Home Equity                         0.00        0.00           0.00       0.00              0.00          9,905.93
 Secondary Mortgage                  0.00        0.00           0.00       0.00              0.00          1,199.94
Total Real Estate                    0.00        0.00           0.00       0.00              0.00        237,778.73
Installment Variable                 0.00        0.00           0.00       0.00              0.00            156.91
 Installment Fixed                  22.81       10.00           0.00       0.00              0.00         39,168.57
 Finance Company - 78s               0.00        0.00           0.00       0.00              0.00              0.00
Total Installment                   22.81       10.00           0.00       0.00              0.00         39,325.48
 Credit Cards                        0.00        0.00           0.00       0.00              0.00          2,554.61
 Overdrafts                          0.00        0.00           0.00       0.00              0.00            699.92
Total Other Loans                    0.00        0.00           0.00       0.00              0.00          3,254.53
Total Loans                        299.75        9.57         404.28       9.51              0.00        340,958.73


Loan Loss Reserve                    0.00        0.00           0.00       0.00        (3,763.52)        (3,763.52)
Total Net Loans                    299.75        9.57         404.28       9.51        (3,763.52)        337,195.21
 Building, Furniture & Fixtures      0.00        0.00           0.00       0.00         14,024.64         14,024.64
 Other Real Estate                   0.00        0.00           0.00       0.00            317.94            317.94
 Other Assets                        0.00        0.00           0.00       0.00         22,394.96         22,394.96
 Total Other Assets                  0.00        0.00           0.00       0.00         36,737.54         36,737.54
Total Assets                     2,491.12        5.95         932.75       7.59         51,627.18        500,954.40

Liabilities:
  Demand                             0.00        0.00           0.00       0.00         39,696.61         39,696.61
Total Demand                         0.00        0.00           0.00       0.00         39,696.61         39,696.61
 Regular                             0.00        0.00           0.00       0.00              0.00         21,538.17
 NOW                                 0.00        0.00           0.00       0.00              0.00         40,646.33
 Business                            0.00        0.00           0.00       0.00              0.00            384.07
 IMF                                 0.00        0.00           0.00       0.00              0.00          6,816.78
 First Rate                          0.00        0.00           0.00       0.00              0.00         16,756.87
 Wall Street                         0.00        0.00           0.00       0.00              0.00         24,624.84
 Dogwood                             0.00        0.00           0.00       0.00              0.00         10,080.24
Total Savings                        0.00        0.00           0.00       0.00              0.00        120,847.29
 CD 1-3 Months                       0.00        0.00           0.00       0.00              0.00         22,537.97
 CD 3-6 Months                       0.00        0.00           0.00       0.00              0.00         13,608.52
 CD 6-12 Months                      0.00        0.00           0.00       0.00              0.00         31,664.92
 CD 13 Months                        0.00        0.00           0.00       0.00              0.00         23,245.25
 CD 1-2 Years                        0.00        0.00           0.00       0.00              0.00         87,247.56
 CD 2-5 Years                        0.00        0.00           0.00       0.00              0.00          5,228.41
 CD 5 + Years                        0.00        0.00           0.00       0.00              0.00          4,349.15
Total CD                             0.00        0.00           0.00       0.00              0.00        187,881.77

                              CONDENSED GAP REPORT
                          ------------------------------------
                                CURRENT BALANCES
                          -----------------------------------
                                    12/31/00
                                 (in thousands)

                                    10-15     10-15        15 +     15 +          NON-          TOTAL
                                    YEARS     YEARS        YEARS    YEARS       SENSITIVE        BAL
                                     BAL       RATE         BAL      RATE          BAL
----------------------------------------------------------------------------------------------------------
IRA Savings                         0.00     0.00          0.00      0.00           0.00            80.23
  IRA 1-2 Years                     0.00     0.00          0.00      0.00           0.00        18,474.32
  IRA 2-5 Years                     0.00     0.00          0.00      0.00           0.00         1,600.28
  IRA 5 + Years                     0.00     0.00          0.00      0.00           0.00         3,137.05
 Total IRA                          0.00     0.00          0.00      0.00           0.00        23,291.87
  Christmas Club                    0.00     0.00          0.00      0.00           0.00           137.12
 Total Time                         0.00     0.00          0.00      0.00           0.00       211,310.77
Total Deposits                      0.00     0.00          0.00      0.00      39,696.61       371,854.67
 Fed Funds Purchased - Bal          0.00     0.00          0.00      0.00           0.00             0.00
 Fed Funds Purchased                0.00     0.00          0.00      0.00           0.00         3,000.00
 TT & L                             0.00     0.00          0.00      0.00           0.00         1,000.00
 Securities Sold-Sweep              0.00     0.00          0.00      0.00           0.00         7,118.60
 Securities Sold - Fixed            0.00     0.00          0.00      0.00           0.00         8,555.13
 FHLB Short Term                    0.00     0.00          0.00      0.00           0.00        15,500.00
 FHLB Long Term Fixed               0.00     0.00          0.00      0.00           0.00         2,737.04
 FHLB Libor                         0.00     0.00          0.00      0.00           0.00         1,500.00
 FHLB Long Term-Callable            0.00     0.00          0.00      0.00           0.00        39,000.00
 Note Payable-Finance-FCNB          0.00     0.00          0.00      0.00           0.00             0.00
 Note Payable-Finance GE            0.00     0.00          0.00      0.00           0.00             0.00
 Total Borrowings                   0.00     0.00          0.00      0.00           0.00        78,410.77
 Other Liabilities                  0.00     0.00          0.00      0.00       3,799.62         3,799.62
Total Other Liabilities             0.00     0.00          0.00      0.00       3,799.62        82,210.39
Total Liabilities                   0.00     0.00          0.00      0.00      43,496.23       454,065.06


Equity:
 Retained Earnings                  0.00     0.00          0.00      0.00      25,672.12        25,672.12
 Stock, Surplus, PIC                0.00     0.00          0.00      0.00      18,973.34        18,973.34
 Unrealized Gains/(Losses)          0.00     0.00          0.00      0.00        (283.34)         (283.34)
 YTD NET INCOME                     0.00     0.00          0.00      0.00       2,527.22         2,527.22
Total Equity                        0.00     0.00          0.00      0.00      46,889.34        46,889.34

Total Liability/Equity              0.00     0.00          0.00      0.00      90,385.56       500,954.39

Period Gap                      2,491.12     0.00        932.75      0.00     (38,758.38)            0.00

Cumulative Gap                 37,825.64     0.00     38,758.39      0.00           0.00             0.00
RSA/RSL                             0.00     0.00          0.00      0.00           0.57             0.00

Off Balance Sheet:
 Total Off Balance Sheet            0.00     0.00          0.00      0.00           0.00             0.00

Period Gap                      2,491.12     0.00        932.75      0.00     (38,758.38)            0.00

Cumulative Gap                 37,825.64     0.00     38,758.39      0.00           0.00             0.00
RSA/RSL                             0.00     0.00          0.00      0.00           0.57             0.00

                              CONDENSED GAP REPORT
                        ------------------------------------
                                CURRENT BALANCES
                        -----------------------------------
                                    12/31/00
                                 (in thousands)

                                                        TOTAL
                                                        RATE
------------------------------------------------------------------------

Assets:
 Cash and Due From                                      0.00
Total Cash and Due From                                 0.00
 US Treasury                                            6.28
 US Agency                                              5.93
 MBS                                                    6.50
 Agency                                                 6.01
 Municipals                                             4.69
 Corp & Others                                          0.00
 Equities                                               5.50
 Unrealized G/L                                         0.00
Total Investments                                       5.68
 Fed Funds Sold                                         6.00
 Fed Funds Sold-Balance                                 0.00
Total Fed Funds Sold                                    6.00
 Commercial Variable                                    9.59
 Commercial Fixed                                       8.85
 Contra Loans - Troy                                    8.50
 Floor                                                  0.00
 Unearned                                               0.00
Total Commercial                                        9.06
Real Estate Variable                                    9.68
 Real Estate Fixed                                      8.58
 Home Equity +1                                        10.00
 Home Equity +2                                        10.35
 Home Equity                                           10.10
 Secondary Mortgage                                     8.00
Total Real Estate                                       8.77
Installment Variable                                    9.02
 Installlment Fixed                                     9.82
 Finance Company - 78s                                  0.00
Total Installment                                       9.82
 Credit Cards                                          12.96
 Overdrafts                                             0.00
Total Other Loans                                      10.17
Total Loans                                             8.96
Loan Loss Reserve                                       0.00
Total Net Loans                                         9.06
 Building, Furniture & Fixtures                         0.00
 Other Real Estate                                      0.00
 Other Assets                                           0.00
  Total Other Assets                                    0.00
Total Assets                                            7.32

Liabilities:
  Demand                                                0.00
Total Demand                                            0.00
 Regular                                                3.00
 NOW                                                    1.50
 Business                                               1.50
 IMF                                                    2.00
 First Rate                                             4.35
 Wall Street                                            5.25
 Dogwood                                                1.50
Total Savings                                           2.95
 CD 1-3 Months                                          6.33
 CD 3-6 Months                                          6.65
 CD 6-12 Months                                         6.10
 CD 13 Months                                           6.03
 CD 1-2 Years                                           6.33
 CD 2-5 Years                                           5.93
 CD 5 + Years                                           5.98
Total CD                                                6.26

                              CONDENSED GAP REPORT
                        ------------------------------------
                                CURRENT BALANCES
                         -----------------------------------
                                    12/31/00
                                 (in thousands)

                                                          Total
                                                           Rate
------------------------------------------------------------------------

IRA Savings                                                  3.00
  IRA 1-2 Years                                              6.01
  IRA 2-5 Years                                              5.61
  IRA 5 + Years                                              5.59
 Total IRA                                                   5.92
  Christmas Club                                             2.50
 Total Time                                                  6.22
Total Deposits                                               4.49
 Fed Funds Purchased - Bal                                   0.00
 Fed Funds Purchased                                         7.00
 TT & L                                                      5.60
 Securities Sold-Sweep                                       3.11
 Securities Sold - Fixed                                     6.24
 FHLB Short Term                                             9.37
 FHLB Long Term Fixed                                        5.66
 FHLB Libor                                                  5.75
 FHLB Long Term-Callable                                     5.70
 Note Payable-Finance-FCNB                                   0.00
 Note Payable-Finance GE                                     0.00
 Total Borrowings                                            6.30
 Other Liabilities                                           0.00
Total Other Liabilities                                      6.01
Total Liabilities                                            4.77


Equity:
 Retained Earnings                                           0.00
 Stock, Surplus, PIC                                         0.00
 Unrealized Gains/(Losses)                                   0.00
 YTD NET INCOME                                              0.00
Total Equity                                                 0.00

Total Liability/Equity                                       4.32

Period Gap                                                   0.00

Cumulative Gap                                               0.00
RSA/RSL                                                      0.00

Off Balance Sheet:
 Total Off Balance Sheet                                     0.00

Period Gap                                                   0.00

Cumulative Gap                                               0.00
RSA/RSL                                                      0.00

                    NOTES TO THE GAP REPORT

   1. The gap report reflects the interest sensitivity positions during a flat rate environment. Time frames could change depending if rates rise or fall.

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

   5. Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. Approximately 20% - 30% of CD customers have maturities of 6 months or less. First Citizens will attempt to minimize interest rate risk by increasing the volume of variable rate loans within the portfolio. The bank's Asset/Liability Committee will attempt to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to a minimum by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% of assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ACLO will strive to keep the amount below this point.

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


RETURN ON EQUITY AND ASSETS
FIRST CITIZENS BANCSHARES, INC.
                                    2000    1999    1998    1997    1996
Percentage of Net Income to:
Average Total Assets                 .95%  1.22%   1.02%   1.26%   1.16%
Average Shareholders Equity        10.16% 13.27%   11.22%  14.15%  13.39%
Percentage of Dividends Declared
 Per Common Share to Net Income
 Per Common Share                  81.09% 58.35%   57.51%  35.78%  32.28%
Percentage of Average Shareholders'
 Equity to Average Total Assets     9.36%  9.24%    9.85%   9.71%   9.34%

Return on assets is a measurement of the firms profitability in terms of asset utilization. Total assets at December 31, 2000 was $500,954,000 up 6% when compared to $472,670,000 at December 31, 1999. The balance sheet, however, was restated as required by the Financial Accounting Standards Board to reflect a more accurate comparison of prior year(s) financial information. The restated balance sheet reflected asset growth of less than one percent. Further discussion may be referenced in the section titled Earnings Analysis on page 17 of this document. Return on assets at year end 2000 was .95% compared to 1.22% and 1.02% at years ending December 31, 1999 and 1998 respectively. The return on assets calculation for 1998 is reflective of acquisition and non-recurring organization cost in excess of $1.3 million associated with the Bank of Troy. Performance ratios at the bank level were less impacted as a result of acquisition cost dealt with at the Holding Company level. Adjustments were recognized to strengthen future income potential and justify the capital investment in Bank of Troy and First Volunteer. Efforts continue to focus on positioning the company for future growth and profitability through improvements in technology, solid growth in the deposit base and efficient utilization of the branch distribution system. Results of operations for 1997 and 1996 reflect improvement over previous years as a result of the decision.

The primary source of earnings for Bancshares continues to be net interest income. Interest income increased $2,052,000, a 5.7% increase over the same period in 1999. An increase of 16.5% in interest expense for the same period reflects the increased costs of funding brought about by an accumulated increase of 175 basis points in overnight borrowing rates and resulted in a decline of 3.9% in net interest income. Other income was up 9.2%, offsetting to a degree the decline in net interest income.

Yields on interest earning assets, i.e. loans and investments, were 8.87%, 8.48% and 8.98% for 2000, 1999 and 1998 respectively while cost on interest bearing liabilities were 4.93%, 4.36% and 4.86% resulting in net yields on average earning assets of 4.36%, 4.57% and 4.63% for the years under comparison.

Reduced funding cost is attributable to utilization of Federal Home Loan Bank as an alternative source of funds. As a result, we are better able to manage the cost of funds and restore net interest margins to a more acceptable level.

The return on average assets of First Citizens National Bank was .95%, 1.22% and 1.02% respectively for 2000, 1999 and 1998. Return on average equity was also impacted by contract payouts to two management level employees in 2000 as a result of the Bank of Troy and First Volunteer acquisitions in 1998. Return on average equity reported by the Bank was 10.16%, 13.27%, and 11.22% for the years ending December 31, 2000, 1999 and 1998.

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

Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

CAPITAL RESOURCES/TOTAL ASSETS - YEAR-END TOTALS
FIRST CITIZENS BANCSHARES, INC.

    2000     1999      1998    1997    1996

    9.35%    9.24%    9.12%   9.74%   9.26%

Quarterly dividends of $.2250 per share paid to shareholders in 2000 were enhanced by a special dividend of $.10 per share declared during fourth quarter. This process utilized in the past five years serves to raise payout ratios to levels targeted by the bank's capital plan. In 1998, a 4 for 1 stock split distributed the number of shares outstanding to 3,194,544. This action follows a
2.5 for 1 stock split October 15, 1993 and a 10% stock dividend December, 1992. Dividend payouts per share adjusted for the 1998 split were .75 cents in 1998,
 .50 cents in 1997 and .40 cents in 1996.

In 2000, per share price of banks stocks continued to experience tremendous pressure. Because Bancshares stock is not publicly traded, it has initially escaped the level of volatility that impacted stock prices of even the best performing banks. Uncertainty of the future direction of interest rates, a decrease in merger and acquisition activity and a leveling off of earnings have combined to dampen the enthusiasm of investors and create an unstable stock market. Bancshares stock traded at $30.00 per share through December 31, 1999. However, first quarter 2000, the common stock traded at a per share price of $24.00 reflecting the trend in bank stocks industry wide. This trend continued with common stock trading at a per share price of $19.00 throughout the last three quarters of 2000. Book value increased 6.85% to $12.62 at year-end 2000 from $11.81 as of December 31, 1999. Unusual items occurring in 2000 negatively impacted book value $(.23). Extraction of these items reflects a book value of $12.85. Book value fell from $12.12 at year-end 1998 to $11.81 as of December 31, 1999, as a direct result of FASB 115. FASB 115, Mark to Market is discussed within the Investment section of the report.

A stock repurchase program, approved by the Board of Directors May 17, 2000, provides for the repurchase of outstanding shares of Bancshares' stock on a first come, first served basis, within the guidelines of Generally Accepted Accounting Principles, which limits the number of shares a company may repurchase for a two year period following a pooling of interest transaction. The limitations of GAAP ceased to apply on January 1, 2001, at which time the company began actively repurchasing outstanding shares when available. The limitation is a result of FASB Accounting rules for pooling-of-interest that states Bancshares is limited to the purchase of Bancshares stock equal to 10% of the original issued quantity of shares (445,251) for the purchase of First Volunteer Bank.

In 1998, the Employee Stock Ownership Plan entered into a loan agreement with SunTrust Bank in the amount of $2,000,000 to fund the purchase of unissued stock. The stock will be utilized to satisfy future allocations to plan participants in accordance with the plan document approved by the Board of Directors. The balance remaining on the ESOP loan is $920,000 at December 31, 2000.

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

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve. The risk-based capital ratio for Bancshares as of December 31, 2000 and December 31, 1999 was 13.78% and 13.59% respectively, significantly above the 8.0 percent level required by regulation. With the exception of the Reserve for Loan and Lease Losses, all capital is Tier 1 level. Growth in capital will be maintained through retained earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio. Ten percent is used as a benchmark for a well defined capitalized bank.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                      CARMICHAEL, DUNN, CRESWELL & SPARKS PLLC

                            Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
First Citizens Bancshares, Inc.
Dyersburg, Tennessee 38024


We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and its subsidiary as of December 31, 2000 and 1999, and their results of operations and cash flows for the three years ended December 31, 2000, in conformity with generally accepted accounting principles.



Dyersburg, Tennessee
January 25, 2001

                                               FIRST CITIZENS BANCSHARES, INC.,
                                                        AND SUBSIDIARY
                                                 CONSOLIDATED BALANCE SHEETS
                                                  December 31, 2000 and 1999
                                                  2000                   1999
                                                  ----                   ----
                                                         (In thousands)
                       ASSETS

Cash and due from banks                        $ 19,123               $ 17,410
Federal funds sold                                4,804

Investment securities
 Securities held-to-maturity
  (fair value of $16,626 At December 31,
   2000 and $19,768 at December 31, 1999)        16,705                 20,345
 Securities available-for-sale, at fair value    86,389                 78,792

Loans (net of unearned income of
      $2,825 in 2000 and $2,131 in 1999)        340,959                325,377
      Less:  Allowance for loan losses            3,763                  3,718
                                        ----------------    ------------------
          Net Loans                             337,196                321,659

Premises and equipment, net                      14,024                 13,417
Accrued interest receivable                       5,596                  5,353
Intangible assets                                 3,959                  5,223
Other assets                                     13,158                 10,471
                                        ----------------   -------------------

          TOTAL ASSETS                   $      500,954         $      472,670
                                       =================    ===================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
      Demand                            $        39,696        $        42,513
      Time                                      211,311                209,835
      Savings                                   120,847                114,471
                                     -------------------    -------------------
       Total Deposits                           371,854                366,819
Securities sold under agreement
  to repurchase                                  15,674                 22,390
Long-term debt                                   43,429                 11,264
Federal funds purchased and
  short-term borrowings                          18,500                 23,700
Note payable of Employee Stock
  Ownership Plan                                    808                  1,117
Other liabilities
                                                  3,800                  3,700
                                              ---------              ---------
       Total Liabilities                        454,065                428,990
                                              ---------              ---------
Stockholders' Equity
Common stock, no par value
      Shares authorized - 10,000,000;
      Issued-3,717,593 in 2000;
          3,705,165 in 1999                       3,718                  3,705
Surplus                                          15,302                 15,034
Retained earnings                                29,095                 28,298
Accumulated other comprehensive income             (371)                (2,036)
Less treasury stock, at cost-2,382
 shares in 2000 and 6,807 shares in 1999            (47)                  (204)
Obligation of Employee Stock Ownership Plan        (808)                (1,117)
                                              ----------          -------------
      Total Stockholders' Equity                 46,889                 43,680
                                              ----------          -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  500,954           $    472,670
                                             ===========          =============


 See   accompanying    notes   to   consolidated financial statements.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2000, 1999, and 1998

                               2000                1999                1998
                               ----                ----                ----
                                ( In thousands except per share data)
Interest Income
Interest and fees on loans    $ 31,631           $  29,382          $   28,502
Interest and dividends on
  investment securities:
      Taxable                    5,496               5,582               5,149
      Tax-exempt                   633                 610                 651
      Dividends                    236                 321                 256
Other interest income              141                 190                 694
                              --------          -----------         ----------
    Total Interest Income       38,137              36,085              35,252
                              --------          -----------         ----------
Interest Expense
Interest on deposits            15,664              13,586              14,791
Interest on long-term debt       2,435                 672               1,486
Other interest expense           1,444               2,522               1,011
                               -------          -----------         ----------
  Total Interest Expense        19,543              16,780              17,288
                              --------          -----------         ----------
Net Interest Income             18,594              19,305              17,964
Provision for loan losses        1,411                 720               1,226
                              --------          -----------         ----------
Net interest income after
 provision for loan losses      17,183              18,585              16,738
                              --------          -----------         ----------
Other Income
Income from fiduciary
  activities                       883                 921                 827
Service charges on
 deposit accounts                2,711               2,408               2,077
Other service charges,
 commissions, and fees           1,881               1,657               1,113
Securities gains (losses)
  - net                            (20)                 93                  61
Other income                       617                 592                 511
                               --------          ----------          ----------
    Total Other Income           6,072               5,671               4,589
                               --------          ----------          ----------

Other Expenses
Salaries and employee
 benefits                        8,751               8,672               8,288
Net occupancy expense            1,058               1,028                 917
Depreciation                     1,431               1,262               1,103
Data processing expense            449                 436                 395
Legal and professional fees         98                 139                 272
Stationary and office supplies     229                 291                 243
Amortization of intangibles        320                 351                 183
Executive payments                 809
Other expenses                   3,501               3,230               3,242
                              --------           ---------           ---------
   Total Other Expenses         16,646              15,409              14,643
                              --------           ---------           ---------

  See accompanying  notes  to  consolidated financial statements.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                  Years Ended December 31, 2000, 1999, and 1998

                                    2000               1999              1998
                                    ----               ----              ----
                                      ( In thousands except per share data)

Net income before income taxes      $ 6,609         $     8,847        $  6,684

Provision for income tax expense      1,997               3,048           2,210
                                    -------         -----------       ---------

Net Income                          $ 4,612         $     5,799        $  4,474
                                    =======         ===========       =========

Earnings Per Common Share:

      Net income                    $  1.24         $     1.58         $   1.25
                                    =======         ==========         ========

Weighted average shares outstanding
                                      3,709              3,664            3,590
                                    =======         ==========         ========






















      See  accompanying   notes  to   consolidated financial statements.

                                      FIRST CITIZENS BANCSHARES, INC.,
                                               AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               Years Ended December 31, 2000, 1999, and 1998

                                   2000              1999              1998
                                   ----              ----              ----
                                               (In thousands)

Net income for year              $  4,612          $  5,799          $  4,474

 Other comprehensive income,
   net of tax
  Unrealized gains (losses)
   on available -
 For-sale securities:
 Unrealized gains (losses)
  arising during the period         1,665           (2,491)               174

                                  --------         ---------        ---------

   Total Comprehensive Income    $  6,277          $  3,308          $  4,648
                                 ========          ========         =========


Required disclosures of related
tax effects allocated to each
component of other
comprehensive Income.



                                     Before-tax   Tax (Expense)    Net-of-tax
                                      Amount       or Benefit        Amount
 Year Ended December 31, 2000

 Unrealized  gains (losses) on
   available-for-sale securities:
 Unrealized gains (losses) arising
  during the period                  $  2,772        $(1,109)        $  1,663
 Less reclassification adjustments
  for losses included in net income         3             (1)               2
                                     --------        --------        --------
 Net Unrealized Gains (Losses)       $  2,775        $(1,110)        $  1,665
                                     ========        ========        ========

Year Ended December 31, 1999

Unrealized gains (losses) on
 available-for-sale securities:
Unrealized gains (losses) arising
 during the period                   $(3,912)        $  1,555          $(2,357)
Less reclassification adjustments
 for gains included in net income       (223)              89             (134)
                                     --------        --------         ---------
Net Unrealized Gains (Losses)        $(4,135)        $  1,644          $(2,491)
                                     ========        ========         =========

Year ended December 31, 1998

Unrealized gains (losses) on
 available-for-sale securities:
Unrealized gains (losses) arising
 during the period                   $   300         $   (120)         $   180
Less reclassification adjustments
 for gains included in net income        (11)               5               (6)
                                     --------        ---------         --------
Net Unrealized Gains (Losses)        $   289         $   (115)         $   174
                                     ========        =========         ========

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998
                  --------------------------------------------
                      (in thousands except per share data)


                                                   Common Stock

                                                                                    Retained
                                                Shares     Amount       Surplus     Earnings
                                                ------     ------       -------     --------
Balance, January 1, 1998                        1,196   $  1,196      $ 11,369     $  23,839

Net income, year ended December 31, 1998                                               4,474

Adjustment of unrealized  gain (loss)
on securities available-for-sale, net of applicable deferred income taxes ($115) during the year

Cash dividends paid - $.75 per share                                                  (2,430)

Sale of common stock                             348         348         5,354

Adjustments to par value of common stock       2,146       2,146        (5,354)
Treasury stock transaction-net
                                            ---------   ---------     ---------     ---------
Balance, December 31, 1998                     3,690       3,690        14,591        25,883

Net income, year ended December 31, 1999                                               5,799

Adjustment of unrealized  gain (loss)
on securities available-for-sale, net of applicable deferred income taxes ($1,644) during the year

Cash dividends paid - $.90 per share                                                  (3,384)

Sale of common stock                              15          15           435

Treasury stock transactions - net                                            8

Principal payments - ESOP
                                           ---------    --------     ----------     --------
Balance, December 31, 1999                     3,705       3,705        15,034        28,298

Net income, year ended December 31, 2000                                               4,612

Adjustment of record unrealized gain(loss) on securities available-for-sale, net of applicable deferred income taxes ($1,110) during the year

Cash dividends paid - $1.00 per share                                                 (3,741)

Sale of common stock                              13         13            287

Treasury stock transactions-net                                            (19)

Principal payments - ESOP

Unrealized loss - derivatives

Prior period adjustment of unearned
 Interest, net of tax
                                           ---------   ---------     ----------   ----------

Balance, December 31, 2000                     3,718  $   3,718     $   15,302    $   29,095
                                           =========  =========     ==========    ==========

     See accompanying notes to consolidated financial statements.


                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998
                  --------------------------------------------
                      (in thousands except per share data)



                                                                       Obligation
                                             Accumulated               Of Employee
                                               Other                     Stock         Total
                                             Comprehensive             Ownership
Shareholder's                                                Income   Treasury Stock   Plan
   Equity                                                    ------   --------------   ----
   -----
Balance, January 1, 1998                      $  281     $     (7)     $      0    $  36,678

Net income, year ended December 31, 1998                                               4,474

Adjustment of unrealized gain (loss) on
 securities available-for-sale, net of
 applicable deferred income taxes ($115)
 during the year                                 174                                     174

Cash dividends paid - $.75 per share
                                                                                      (2,430)

Sale of common stock                                                                   5,702

Adjustments to par value of common stock                       (3)                        (6)

Loan proceeds - ESOP obligation                                         (2,000)       (2,000)

Principal payments - ESOP                                                  592           592

Treasury stock transaction-net                               (119)                      (102)
                                              -------   ----------    ---------     ---------
Balance, December 31, 1998                       455         (129)      (1,408)       43,082

Net income, year ended December 31, 1999                                               5,799

Adjustment of unrealized gain (loss) on
 securities available-for-sale, net of
 applicable deferred income taxes ($1,644)
 during the year                              (2,491)                                 (2,491)

Cash dividends paid - $.90 per share                                                  (3,384)

Sale of common stock                                                                     450

Treasury stock transactions - net                            (75)                        (67)

Principal payments - ESOP                                                 291            291
                                            ---------   --------     ---------      ---------
Balance, December 31, 1999                    (2,036)       (204)      (1,117)        43,680

Net income, year ended December 31, 2000                                               4,612

Adjustment of record unrealized gain(loss)
 on securities available-for-sale, net of
 applicable deferred income taxes ($1,110)
 during the year                               1,753                                   1,753

Cash dividends paid - $1.00 per share                                                 (3,741)

Sale of common stock                                                                     300

Treasury stock transactions-net                              157                         138

Principal payments - ESOP                                                 309            309

Unrealized loss - derivatives                    (88)                                    (88)

Prior period adjustment of unearned
 Interest, net of tax                                                                    (74)
                                            ---------   ---------   ----------    -----------
Balance, December 31, 2000                  $   (371)   $    (47)   $    (808)    $   46,889
                                            ========    ========    =========     ==========

   See accompanying notes to consolidated financial statements.


                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999, and 1998

                                                      2000                1999                 1998
                                                      ----                ----                 ----
                                                                      (In thousands)
Operating Activities
 Net income                                         $  4,612          $   5,799             $  4,474
 Adjustments to reconcile net income to net
   Cash provided by operating activities:
    Provision for loan losses                          1,411                720                1,226

    Provision for depreciation                         1,431              1,262                1,103
    Provision for amortization-intangibles               320                351                  183
    Deferred income taxes                                921             (1,032)                (230)
    Gain on sale of other real estate                                                             (3)
    Realized investment
    Security (gains) losses                               20                (93)                 (61)
    Increase in accrued
      Interest receivable                               (243)              (158)                (984)
    Increase (decrease) in accrued
      Interest payable                                   480               (365)                 130
    Increase in other assets                          (2,738)            (2,192)              (6,577)
    Increase (decrease) in other liabilities            (380)               694                 (353)
                                                    ---------         ----------             --------

     NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES                            5,834              4,986              (1,092)
                                                    --------          ----------            ---------

 Investing Activities
 Proceeds of maturities of held-to-maturity
   Investment securities                               3,640              7,866               15,625
 Purchases of held-to-maturity investment
  securities                                                             (2,500)             (19,757)
 Proceeds of sales and maturities of
  available-for-sale investment securities             7,213             15,800               10,294
 Purchases of available-for-sale investment
  securities                                         (13,165)           (12,971)             (38,188)
 Increase in loans - net                             (16,948)           (18,920)             (45,432)
 Proceeds from sale of other real estate                                                          31
 Purchase of premises and equipment                   (2,038)            (3,451)              (2,736)
                                                    ---------         ----------           ---------
     NET CASH USED BY
      INVESTING ACTIVITIES                           (21,298)           (14,176)             (80,163)
                                                    ---------         ----------           ----------






               See accompanying notes to consolidated financial statements.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years Ended December 31, 2000, 1999, and 1998

                                         2000           1999             1998
                                         ----           ----             ----
                                                  (In thousands)
 Financing Activities
 Net increase (decrease) in
  demand deposits, NOW accounts,
  and savings accounts                 $  3,559     $  (4,765)    $    30,608
 Increase in time deposits - net          1,476        10,885          20,116

 Increase in long-term borrowing         32,165                        23,116
 Payment of principal on long-term debt               (14,222)         (9,776)
 Proceeds from sale of common stock         300           450           4,335
 Cash dividends paid                     (3,741)       (3,384)         (2,430)
 Net increase (decrease) in short-term
       Borrowings                       (11,916)        7,983          16,341
 Treasury stock transactions - net          138           (67)           (102)
                                     -----------    ----------   --------------

    NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES             21,981        (3,120)         82,208
                                     ----------     ----------   --------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        6,517       (12,310)            953


Cash and cash equivalents at
  beginning of year                      17,410        29,720          28,767
                                     ----------    ----------    -------------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                     $   23,927    $  17,410     $     29,720
                                     ==========    =========     =============

Cash payments made for interest and income taxes during the years presented are as follows:

  Interest                           $   19,063    $  17,145     $     17,152
                                     ==========    =========     =============
  Income taxes                       $    2,337    $   2,400     $      2,428
                                     ==========    =========     =============














             See accompanying notes to consolidated financial statements.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Note 1 - Summary of Significant Accounting and Reporting Policies

The accounting and reporting policies of First Citizens Bancshares, Inc., and Subsidiary conform to generally accepted accounting principles. The significant policies are described as follows:

BASIS OF PRESENTATION

The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and its subsidiary First Citizens National Bank. First Citizens National Bank also has three wholly-owned subsidiaries, First Citizens Financial Plus, Delta Finance Company and Nevada Investments I, Inc. which are consolidated into its financial statements. First Citizens Bancshares, Inc.'s investment in this subsidiary is reflected on the Parent Company balance sheet (Note 13) at the equity in the underlying assets.

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

During the year ended December 31, 2000, First Citizens National Bank organized, as a wholly-owned subsidiary, Nevada Investments I, Inc., a Nevada corporation. Subsequently, Nevada Investments II, Inc. was organized in the State of Nevada as a wholly-owned subsidiary of Nevada Investments I, Inc. First Citizens National Bank contributed all of its securities investments to these Nevada corporations as contributed capital, and at year end, Nevada Investments II, Inc. owns all of the securities investments reflected on the consolidated balance sheet.

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

USE OF ESTIMATES

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

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Note 1 - Summary of Significant Accounting and Reporting Policies (Continued)

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

Loans are generally placed on non-accrual status when, in the judgment of management, the loans have become impaired. Unpaid interest on loans placed on non-accrual status is reversed from income and further accruals of income are not usually recognized. Subsequent collections related to impaired loans are usually credited first to principal and then to previously uncollected interest.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses which is charged to operations is based on management's assessment of the quality of the loan portfolio, current economic conditions, and other relevant factors. In management's judgment, the provision for loan losses will maintain the allowance for loan losses at an adequate level to absorb probable loan losses, which may exist in the portfolio.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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



INTEREST INCOME ON LOANS

Interest income on commercial and real estate loans is computed on the basis of daily principal balance outstanding using the accrual method. Interest on installment loans is credited to operations by the level-yield method.


NET INCOME  PER SHARE OF COMMON STOCK

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock dividends and stock splits.


INCOME FROM FIDUCIARY ACTIVITIES

Income from fiduciary activities is recorded on the accrual basis.

ADVERTISING AND PROMOTIONS

The Company's policy is to charge advertising and promotions to expense as incurred.

Note 2 - Investment Securities

The following tables reflect amortized cost, unrealized gains, unrealized losses, and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

                                              December 31, 2000
                                              Held-To-Maturity
                          ----------------------------------------------------
                          ----------------------------------------------------
                                          Gross        Gross
                           Amortized    Unrealized   Unrealized
                             Cost         Gains        Losses       Fair Value
                                               (In thousands)
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies            $    15,050    $       11    $      116    $   14,945

Obligations of states
 and political
 subdivisions                  1,632            27             1         1,658

Mortgage-backed
 securities                       23                                        23
                         ------------  ------------   -----------   ----------

TOTAL SECURITIES
  INVESTMENTS            $    16,705   $        38    $      117    $   16,626
                         ============  ============   ===========   ==========

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Note 2 - Investment Securities (Continued)
                                             December 31, 2000
                                             Available-for-Sale
                       -------------------------------------------------------
                       -------------------------------------------------------
                                          Gross        Gross
                           Amortized    Unrealized   Unrealized
                             Cost         Gains        Losses       Fair Value
                                               (In thousands)

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies              $  56,525    $      145   $     737     $    55,933


Obligations of states
 and political
 subdivisions                 12,069           281          87          12,263

Mortgage-backed securities    11,885            54         133          11,806

Corporate debt securities      2,920            20          15           2,925
                           ---------     ----------  ---------   -------------

 Total Debt Securities        83,399           500         972          82,927

Equity investments             3,462                                     3,462
                           ---------     ---------- -----------  -------------
 TOTAL SECURITIES
   INVESTMENTS            $   86,861    $      500  $      972   $      86,389
                          ==========    ==========  ==========   =============

                                                December 31, 1999
                                                Held-To-Maturity
                            ---------------------------------------------------
                            ---------------------------------------------------
                                          Gross        Gross
                           Amortized    Unrealized   Unrealized
                             Cost         Gains        Losses       Fair Value
                                               (In thousands)

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies               $  16,984   $            $      476    $    16,508

Obligations of states
and political
subdivisions                    3,282           4           106          3,180

Mortgage-backed securities         79           1                           80
                            ---------  ----------   ------------   -----------

TOTAL SECURITIES
 INVESTMENTS                $  20,345  $        5   $       582    $    19,768
                            =========  ==========   ===========   ============

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Note 2 - Investment Securities (Continued)
                                            December 31, 1999
                                           Available-for-Sale
                       -------------------------------------------------------
                       -------------------------------------------------------
                                          Gross        Gross
                           Amortized    Unrealized   Unrealized
                             Cost         Gains        Losses      Fair Value
                                               (In thousands)
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies              $  57,880    $      61   $    2,775    $     55,166

Obligations of states
 and political
 subdivisions                  9,557            7          331           9,233

Mortgage-backed
  securities                  11,511           21          389          11,143
                           ---------    ---------- -----------    ------------
 Total Debt Securities        78,948           89        3,495          75,542

Equity investments             3,223           27                        3,250
                           ---------    ---------- ------------   ------------
 TOTAL SECURITIES
   INVESTMENTS             $  82,171    $     116  $     3,495    $     78,792
                           =========    =========  ============   ============


The tables below summarize maturities of debt securities held-to-maturity and available-for-sale as of December 31, 2000 and 1999:

                                            December 31, 2000
                              Securities                        Securities
                          Held-To-Maturity                  Available-For-Sale
                         -----------------------------------------------------
                         -----------------------------------------------------
                              Amortized      Fair         Amortized     Fair
                                Cost         Value          Cost        Value
                                                (In thousands)
Amounts Maturing In:
One Year or less             $       78   $     78       $   2,671    $  2,667

After one year
  through five years             15,647     15,542          22,722      22,649

After five years
  through ten years                 980      1,006          34,002      33,870

After ten years                                             24,004      23,741
                             ----------   --------       ----------  ---------
                             $   16,705   $ 16,626       $  83,399   $  82,927
                             ==========   ========       ==========  =========


                                            December 31, 1999
                              Securities                        Securities
                          Held-To-Maturity                  Available-For-Sale
                         -----------------------------------------------------
                         -----------------------------------------------------
                              Amortized      Fair         Amortized     Fair
                                Cost         Value          Cost        Value
                                                (In thousands)

Amounts Maturing In:
One Year or less             $   16,233    $  15,770     $   43,152    $ 41,191

After one year through
 five years                       2,603        2,584         17,537      16,991

After five years through
 ten years                        1,334        1,239          9,579       9,225

After ten years                     175          175          8,680       8,135
                             ----------    ---------     ----------    --------
                             $   20,345    $  19,768     $   78,948    $ 75,542
                             ==========    =========     ==========    ========

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Note 2 - Investment Securities (Continued)

Securities gains (losses) presented in the consolidated statements of income consist of the following:

 Year Ended December 31                 Gross Sales Gains Losses  Net
                                        ----------- ----- ------  ---
                                               (In thousands)

 2000 - Securities held to maturity      $ 3,375    $   0  $ 20   $ (20)
 2000 - Securities available-for-sale          0        0     0       0
 1999 - Securities held-to-maturity          998        1     2      (1)
 1999 - Securities available-for-sale      6,353       96     2      94
 1998 - Securities held-to-maturity       15,558       82    57      25
 1998 - Securities available-for-sale     10,425       36            36


Sales of securities classified as held-to-maturity consist of securities which were called resulting in a gain or loss or sold within ninety days of maturity. During the year 2000, First Citizens Bancshares, Inc. adopted Statement No. 133 of the Financial Accounting Standards Board which provided a period of time subsequent to adoption during which securities could be transferred from held-to-maturity to Available-for-sale. Securities with a book value of $1,340,000 were transferred to the available-for-sale category and sold at a later time in the year.

At December 31, 2000 and 1999, investment securities were pledged to secure government, public and trust deposits as follows:

                 December 31       Amortized Cost           Fair Value
                                  (In thousands)

                     2000           $ 79,517                $ 79,435
                     1999             86,762                  83,312

At December 31, 2000,  Nevada  Investments  II, Inc.  has  unrealized  losses on
securities   available-for-sale  totaling  $471,669,  resulting  in  a  negative accumulated other comprehensive income in the amount of $283,001.

Generally accepted accounting principles has established accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. These standards require that derivatives be reported either as assets or liabilities on the balance sheets and be reflected at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. The company utilized the derivative as a cash flow hedge, hedging the "benchmark interest rate." A Federal Home Loan Bank Variable Libor Borrowing has been designated as hedged and in doing so, the Company has effectively fixed the cost of this liability.

Nevada Investments II, Inc. swapped a fixed investment cash flow for a variable cash flow that fluctuates with the Libor rate. The new variable investment is then matched with a variable borrowing cash flow generating a positive interest rate spread of 250 basis points. The purpose of this transaction was to increase the Company's earnings, and the amount of the asset involved and the risk associated with this transaction is within the Company's Funds Management Policy. The hedge matures in ten (10) years.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Note 2 - Investment Securities (Continued)

During the year, the value of the derivative decreased by $147,000 due to market interest rate fluctuations, resulting in a negative other compre- hensive income of $88,000, which is reflected in accumulated other comprehensive income at December 31, 2000.


Note 3 - Loans

Loans outstanding at December 31, 2000 and 1999, were comprised of the following:

                                                 2000                1999
                                                 ----                ----
                                                       (In thousands)

Commercial, Financial and Agricultural     $      63,703       $      60,446
Real estate - construction                        34,195              34,431
Real estate - mortgage                           197,040             189,787
Installment                                       42,754              37,595
Other loans                                        3,267               3,118
                                           -------------      ----------------
                                                 340,959             325,377
Less:  Allowance for loan losses                   3,763               3,718
                                           -------------      ----------------

             Net Loans                     $     337,196       $     321,659
                                           =============       ==============

In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans with carrying values of $2,267,000 at December 31, 2000, and $872,000 at December 31, 1999, as being impaired. The balance maintained in the Allowance for Loan Losses related to these loans was $1,021,167 at December 31, 2000, and $157,623 at December 31, 1999. As of
December 31, 2000, loans totaling $1,984,000 were directly related to the specific Allowance for Loan Losses.




Note 4 - Allowance for Loan Losses

An analysis of the allowance for loan losses during the three years ended December 31 is as follows:

                                                  2000      1999         1998
                                                  ----      ----         ----
                                                       (In thousands)

  Balance - beginning of period                 $  3,718   $  3,872  $  3,122

Provision for loan losses charged to operations    1,411        720     1,226

Loans charged to allowance, net of loan loss
 Recoveries of $335,139, $308,669, and 324,521    (1,366)      (874)     (846)
Addition incident to merger                                               370
                                                ---------  --------- ----------
Balance - end of period                        $   3,763   $  3,718  $  3,872
                                               ==========  ========  =========

For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 2000, the deduction taken was $1,820,429. The deductions for tax purposes in 1999 and 1998 were $681,563 and $479,396, respectively.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Note 5 - Premises and Equipment

The fixed assets used in the ordinary course of business are summarized as follows:

                              Useful Lives
                               in Years             2000                1999
                               --------             ----                ----
                                                          (In thousands)

Land                                              $   1,684           $  1,653
Buildings                      5 to 50               13,659             12,425
Furniture and equipment        3 to 20               10,819             10,341
                                                  ---------           --------
                                                     26,162             24,419
Less:  Accumulated depreciation                      12,138             11,002
                                                  ---------           --------
            Net Fixed Assets                      $  14,024           $ 13,417
                                                  =========           ========




Note 6 - Repossessed Real Property

The carrying value of repossessed real property on the balance sheets of the Corporation is $324,238 at December 31, 2000, and $390,458 at December 31, 1999. The value of repossessed real property is reflected on the balance sheets in "other assets."


Note 7 - Deposits

Included in the deposits shown on the balance sheets are the following time deposits and savings deposits in denominations of $100,000 or more:

                                  2000                   1999
                                  ----                   ----
                                         (In thousands)

Time Deposits                    $73,101                $70,862
Savings Deposits                  49,365                 53,516

NOW accounts, included in savings deposits on the balance sheets, totaled $40,646,326 at December 31, 2000, and $40,365,018 at December 31, 1999.

First Citizens National Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officers and directors on deposit as of December 31, 2000 and 1999, were $8,858,253 and $5,726,010, respectively.

Time deposits maturing in years subsequent to December 31, 2000 are as follows:

                                                        (In thousands)

        One year or less                                   $178,683
        After one year through three years                   29,320
        After three years through five years                  3,218
        After five years                                         90
                                                           --------
        Total                                              $211,311
                                                           ========

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Note 8 - Employee Stock Ownership Plan

First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and the First Citizens National Bank 401(k) Plan as employee benefits. The 401(k) plan was adopted October 1, 2000. The plans provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. During the year 2000, the Company contributed amounts equal to three percent (3%) of total eligible compensation to the 401(k) plan and seven percent (7%) of eligible compensation to the employee stock ownership plan. Contributions to the plans totaled $629,820 in 2000, $610,718 in 1999, and $565,557 in 1998.

Note 9 - Income Taxes

Provision for income taxes is comprised of the following:
                                         2000          1999             1998
                                         ----          ----             ----
Federal income tax expense (benefit)               (In thousands)
  Current                               $1,555        $2,530           $2,002
  Deferred                                 210           (26)            (196)

State income tax expense (benefit)
  Current                                  193           511              438
  Deferred                                  39            33              (34)
                                        ------        ------           -------

                                        $1,997        $3,048           $2,210
                                        ======        ======           ======

The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

                                         2000          1999              1998
                                         ----          ----              ----
                                                   (In thousands)
Tax expense at statutory rate           $2,247        $3,008           $2,272
Increase (decrease) resulting from:
  State income taxes, net of federal
    income tax benefit                     152           359              265
Tax exempt income                         (215)         (435)            (190)
Effect of life insurance                  (115)         (168)             (80)
Amortization of goodwill                   123           124               75
Other items                               (195)          160             (132)
                                        -------        ------           ------

                                        $1,997        $3,048           $2,210
                                        ======        ======           ======

Deferred tax liabilities have been provided for taxable temporary differences related to depreciation, accretion of securities discounts, and other minor items. Deferred tax assets have been provided for deductible temporary differences related primarily to the allowance for loan losses and adjustments for loss on repossessed real estate. The net deferred tax assets, which are included in "other assets" in the accompanying consolidated balance sheets, include the following components:

                                                 December 31
                                              2000         1999
                                              ----         ----
                                                (In thousands)
Deferred tax liabilities                      $           $ (568)
Deferred tax assets                             435        2,612
                                              -----       ------

Net deferred tax assets                       $ 435       $2,044
                                              =====       ======

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

    Note 10 - Regulatory Matters

    First Citizens Bancshares, Inc. is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the consolidated financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total risk-based capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based, and total risk-based ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table.

    As of December 31, 2000, the most recent notification from the Bank's primary regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed institution's category.

                                                                                                     To Be Well
                                                                                                 Capitalized Under
                                                                    For Capital                  Prompt Corrective
    (In thousands)                        Actual                 Adequacy Purposes               Action Provisions
    Amount                                Amount      Ratio           Amount           Ratio          Amount                Ratio
    ------                                ------      -----           ------           -----          ------                -----
    As of December 31, 2000:
    Total Risk-Based Capital
      (To Risk Weighted Assets)           $46,657     13.78%          $27,091     >     8.0%          $33,864         >     10.0%
                                                                                  -                                   -
    Tier I Capital
      (To Risk Weighted Assets)            42,894     12.67%           13,546     >     4.0%           20,319         >     6.0%
                                                                                  -                                   -
    Tier I Capital
      (To Average Assets)                  42,894      8.76%           19,594     >     4.0%           24,492         >     5.0%
                                                                                  -                                   -

    As of December 31, 1999:
    Total Risk-Based Capital
      (To Risk Weighted Assets)           $47,788     14.74%          $25,943     >     8.0%          $32,249         >     10.0%
                                                                                  -                                   -
    Tier I Capital
      (To Risk Weighted Assets)            41,884     12.91%           12,972     >     4.0%           19,457         >      6.0%
                                                                                  -                                   -
    Tier I Capital
      (To Average Assets)                  41,884       8.91%          18,803     >     4.0%           23,504         >      5.0%
                                                                                  -                                   -

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Note 11 - Restrictions on Cash and Due From Bank Accounts

The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required balances during 2000 and 1999 were $2,704,970 and $1,883,000, respectively.

Note 12 - Restrictions on Capital and Payments of Dividends

The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying Dividends in any years which exceeded the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 2000, approximately $9 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.




Note 13 - Condensed Financial Information

                            First Citizens Bancshares, Inc.
                                (Parent Company Only)

                                                     December 31
                                            2000                     1999
                                            ----                     ----
                                                  (In thousands)
                     BALANCE SHEETS
ASSETS
  Cash                                    $   1,091                $   497
  Investment in subsidiaries                 46,482                 44,071
  Other assets                                  103                    238
                                          ---------                -------
                                          ---------                -------
TOTAL ASSETS                              $  47,676               $ 44,806
                                          =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Note payable of ESOP                    $    808                $  1,117
  Accrued expenses
                                               (21)                      9
                                          ---------               --------

TOTAL LIABILITIES                              787                   1,126
                                          ---------               --------


STOCKHOLDERS' EQUITY                        46,889                  43,680
                                          --------                --------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $ 47,676               $  44,806
                                          ========               =========

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Note 13 - Condensed Financial Information (Continued)

                           STATEMENTS OF INCOME
                                                      December 31
                                             2000                      1999
                                             ----                      ----
                                                      (In thousands)
INCOME
       Dividends from bank subsidiary     $    3,828                 $   3,468
       Other income
                                                  63                        34
                                          ----------                 ---------
                                          ----------                 ---------
 TOTAL INCOME
                                               3,891                     3,502
                                          ----------                 ---------


 EXPENSES
       Interest expense                                                     19
       Other expenses                            120                       160
                                          ----------                 ---------

 TOTAL EXPENSES                                  120                       179
                                          ----------                 ---------


Income before income taxes and equity
  in undistributed net income of bank
  subsidiary                                   3,771                     3,323

 Income tax expense (benefit)                    (21)                      (65)
                                          -----------                ----------
                                               3,792                     3,388

 Equity in undistributed net income
  of bank subsidiary                             820                     2,411
                                          ----------                 ----------

       NET INCOME                         $    4,612                 $   5,799
                                          ==========                 ==========


             STATEMENTS OF CASH FLOWS

 Operating Activities
 Net income                               $    4,612                 $   5,799
 Adjustments to reconcile net
  income to net cash provided by
   operating activities:
   Undistributed income of subsidiary           (820)                   (2,411)
   Decrease in other assets                      135                       102
   Increase in other liabilities                 (30)                      (72)
                                          -----------               -----------


NET CASH PROVIDED BY OPERATING ACTIVITIES      3,897                     3,418
                                          -----------               -----------

 Financing Activities
 Payment of principal on note                                             (907)
 Payment of dividends and payments
  in lieu of fractional shares                (3,741)                   (3,384)
 Sale of common stock                            300                       450
 Treasury Stock transactions - net               138                      (67)
                                          -----------               -----------

NET CASH USED BY FINANCING ACTIVITIES         (3,303)                   (3,908)
                                          -----------               -----------

 INCREASE (DECREASE) IN CASH                     594                      (490)

 Cash at beginning of year                       497                       987
                                          -----------               -----------

CASH AT END OF YEAR                       $    1,091                $      497
                                          ===========               ===========

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Note 14 - Long Term Debt

First Citizens National Bank has secured advances from the Federal Home Loan Bank in the amounts of $55,429,000 at December 31, 2000, and $33,963,571 at December 31, 1999. At December 31, 2000, $42,429,000 is considered long-term in nature. These advances bear interest at rates which vary from 4.52% to 6.40% and mature in the years 2008 through 2011. The obligations are secured by the Bank's entire portfolio of fully disbursed, one to four family residential mortgages.

Delta Finance Company, a subsidiary of First Citizens National Bank, is obligated to General Appliance and Furniture Company, Inc. on an unsecured note payable in the amount of $1,000,000, which bears interest at the rate of six and one-half percent (6.5%) per annum and matures February 18, 2001. The Company has the intent and ability to renew the loan for another five years.

The First Citizens National Bank Employee Stock Ownership Plan is obligated to another financial institution on a note which matures on January 2, 2008, and which bears interest at one and one-fifth of one percent (1.2%) above the London Interbank Offered Rate for one month periods which is published monthly. The note requires quarterly payments of $52,632 plus interest. The outstanding principal balance was $807,631 at December 31, 2000, and $1,117,265 at December 31, 1999. Collateral for the loan was capital stock of First Citizens National Bank totaling 34,369 shares and 47,544 shares at December 31, 2000 and 1999, respectively.

Averages for the years 2000 and 1999 are as follows:

                                  Average          Average           Average
                                  Volume         Interest Rate      Maturity
                                                (In thousands)

2000
First Citizens Bancshares, Inc.  $    920            7.25%           5 years
First Citizens National Bank       56,929            5.90%           3 years
Delta Finance Company               1,000            6.00%           5 years

1999
First Citizens Bancshares, Inc.     2,175            6.89%           6 years
First Citizens National Bank       12,528            5.36%           5 years
Delta Finance Company               1,000            6.00%           5 years


Maturities of principal on the above referenced long-term debt for the following five years is as shown:


          Year Ending December 31,

                    2001                  $   0
                    2002                      0
                    2003                      0
                    2004                      0
                    2005                      0
                 Thereafter              43,429
                                         ------
                                        $43,429

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Note 15 - Short-term Borrowings

At December 31, 2000 and 1999, First Citizens National Bank had outstanding balances in short-term borrowings as follows:

                                                   2000               1999
                                                   ----               ----
                                                        (In thousands)
Outstanding balance, end of period                $34,174           $46,090
Weighted average interest rate                      5.55%             4.56%
Maximum amount of borrowings at month end          54,600            47,470
Average balances outstanding during the period     49,436            32,759
Average weighted average interest rate              5.97%             4.46%


Note 16 - Non-Cash Investing and Financing Activities

During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

                                      2000         1999              1998
                                      ----         ----              ----
Investing                                      (In thousands)
Other real estate acquired in
 Satisfaction of loans                $ 804       $  824            $  249
Investment in White & Associates?
 First Citizens Insurance, L.L.C.                                    1,362
Investment in First Volunteer
 Corporation                                       3,775

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 2000 and 1999, First Citizens National Bank had outstanding loan commitments of $56,860,000 and $55,042,000, respectively. Of these commitments, none had an original maturity in excess of one year.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Note 17 - Financial Instruments with Off-Balance Sheet Risk (Continued)

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when it is deemed necessary. At December 31, 2000 and 1999, outstanding standby letters of credit totaled $1,761,000 and $1,761,000, respectively.

In the normal course of business, First Citizens National Bank extends loans, which are subsequently sold to other lenders, including agencies of the U. S. government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan. At December 31, 2000 and 1999, however, the Bank had no loans sold.

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

Note 19 - Disclosure of Fair Value of Financial Instruments

The following assumptions were made and methods applied to estimate the fair value of each class of financial instruments reflected on the balance sheets of the Corporation:

                            CASH AND CASH EQUIVALENTS

For instruments, which qualify as cash equivalents, as described in Note 1 of Notes to Consolidated Financial Statements, the carrying amount is assumed to be fair value.

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

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Note 19 - Disclosure of Fair Value of Financial Instruments (Continued)

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

                              SHORT-TERM BORROWINGS

Carrying amounts of short-term borrowings, which include securities sold under agreement to repurchase, approximate their fair values at December 31, 2000 and 1999.

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

The estimated fair values of the Corporation's financial instruments are as follows:


                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Note 19 - Disclosure of Fair Value of Financial Instruments (Continued)

                                                         2000                                   1999
                                           ---------------------------------      ----------------------------------
                                              Carrying            Fair               Carrying            Fair
       Financial Assets                        Amount            Value                Amount             Value
                                           ---------------   ---------------      ---------------   ----------------
                                                                        (In thousands)
Cash and cash equivalents                  $     23,927      $    23,927          $    17,410       $    17,410

Investment securities                           103,094          103,015               99,137            98,560

Loans                                           340,959                               325,377

Less:  Allowance for loan losses                 (3,763)                               (3,718)
                                           -------------     -----------          ------------       ------------
Loans, net of allowance                         337,196         329,573               321,659           317,218
                                           -------------     -----------          ------------       ------------

Accrued interest receivable                       5,596           5,596                 5,353             5,353

     Financial Liabilities

Deposits                                        371,854         373,051               366,819           365,458

Short-term borrowings                            34,174          34,174                46,090            46,090

Long-term debt                                   43,429          41,474                11,264            11,010

Other liabilities                                 3,800           3,800                 3,700             3,700

    Unrecognized Financial Instruments

Commitments to extend credit                     56,860          56,860                55,042            55,042

Standby letters of credit                         1,761           1,761                 1,761             1,761

                    Note 20 - Commitments and Contingencies

During the year ended December 31, 2000, the Board of Directors approved a stock repurchase plan whereby the Company is authorized to acquire up to a maximum of $5,000,000 of its outstanding capital stock over a five (5) year period. The stock repurchase plan is designed to enable First Citizens Bancshares, Inc. to meet the requirements of the Employee Stock Ownership Plan and reduce the number of shares outstanding in order to enhance earnings per share.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



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

Pro forma results of operations of First Citizens Bancshares, Inc. computed as though Bank of Troy had been acquired at the beginning of the year ended December 31, 1997, are as follows:

                                          (In thousands)

                                             1998
Interest income                        $     31,625
Interest expense                             15,493
                                             ------
Net interest income                          16,132
Provision for loan losses                     1,028
                                             ------
Net interest income after
    Provision for loan losses                15,104
Other income                                  4,326
Other expenses                               13,103
                                             ------
Net income before income taxes
                                              6,327
Provision for income taxes                    2,090
                                              -----
Net income                                    4,237
                                              =====
Earnings per share                             1.35
                                               ====
Weighted average shares
    Outstanding                               3,145
                                              =====

Also, on February 11, 1998, First Citizens Bancshares, Inc. executed a transaction whereby the Corporation acquired a fifty percent (50%) interest in White & Associates/First Citizens Insurance, L.L.C., an insurance agency operating in Dyersburg, Tennessee. The Corporation issued 13,779 shares of common stock and paid $216,000 in cash for a total value of $1,469,905 in cash. The asset was then transferred to First Citizens National Bank in exchange for $1,469,905 in cash. The investment is recorded using the equity method and has a book value of $1,127,696 at December 31, 2000 and $781,542 at December 31, 1999. The transaction created $1,361,905 of goodwill on the books of First Citizens National Bank associated with the investment in this Company.

First Citizens National Bank and White & Associates began the process of forming a credit insurance company during 1998. During the year ended December 31, 1999, the credit insurance company was chartered and operated at a profit of $39,878. Operating results for the year ended December 31, 2000 showed a profit of $102,248 of which 50% was accrued to First Citizens National Bank.

                        FIRST CITIZENS BANCSHARES, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Note 21 - Mergers and Acquisitions

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

Note 22 - Common Capital Stock

On April 16, 1998, First Citizens Bancshares, Inc. filed Articles of Amendment to its Charter increasing the total authorized number of common shares of stock from 2,000,000 to 10,000,000 and changing the par value from $1 to no par value. The Corporation then declared a four for one stock split, according to which all shareholders received three (3) additional shares of common stock for each share owned. The split resulted in the issuance of 2,145,678 new shares. The shares are recorded at one dollar ($1) per share requiring the transfer of an equal amount from paid-in capital to capital stock.

Note 23 - Amounts Receivable from Related Parties

                                                          Year Ended December 31, 2000
                                   -----------------------------------------------------------------------------
                                   -----------------------------------------------------------------------------
                                                                            (In thousands)
            Column A               Column B       Column C        Column D                        Column E
            --------               --------       --------        --------                        --------
                                   Balance at                                                    Balance at
                                    Beginning                                                      End of
                                    of Period      Additions     Deductions                       Period
                                   ----------    -----------    -----------             -------------------------
                                   ----------    -----------    -----------             -------------------------
                                                                               Amounts
                                                                   Amounts     Written                   Not
                                                                  Collected     Off       Current      Current
Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
Officers
Of First Citizens
Bancshares, Inc. (26)              $    8,627        $ 6,614       $ 6,383     $   -0-  $    8,858     $   -0-
                                   ===========       =======       =======     =======  ==========    =========
                                   ===========       =======       =======     =======  ==========    =========

Aggregate indebtedness
  to First Citizens
  National Bank of
  Directors and Executive
Officers
 Of First Citizens
  National Bank (26)               $    8,627        $ 6,614       $ 6,383     $   -0-  $    8,858    $   -0-
                                   ==========        =======       =======     =======  ==========    ========





                                                         Year Ended December 31, 1999
                                    -------------------------------------------------------------------------
                                    -------------------------------------------------------------------------
                                                               (In thousands)
    Aggregate indebtedness
      to First Citizens
      National Bank of
      Directors and Executive
    Officers
     of First Citizens
    Bancshares, Inc. (27)
                                    $    8,234      $  6,984      $ 6,591      $     -0-   $  8,627  $    -0-

                                    ==========      ========     ========      ==========  ========  ========
                                    ==========      ========     ========      ==========  ========  ========

    Aggregate indebtedness
      to First Citizens
      National Bank of
      Directors and Executive
    Officers
     of First Citizens
      National Bank (27)
                                    $    8,234      $  6,984   $   6,591       $     -0-    $  8,627  $   -0-

                                    ==========      =========  =========       ==========   ========  =======
                                    ==========      =========  =========       ==========   ========  =======

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

    Note 24- Executive Payments

    In the acquisition of First Volunteer Corporation, as of January 1, 1999, First Citizens Bancshares, Inc. assumed the obligation for separation payments to two (2) executives of First Volunteer Corporation if the executives elected to terminate service with the Company. These separation payments are equal to approximately three (3) times the executives' annual compensation, plus an amount sufficient to pay applicable federal income taxes related to the separation payments. During the year ended December 31, 2000, these executives exercised their option to receive these payments. The expense was $809,000 and is reflected on the consolidated statement of income.

    Note 25 - Prior Period Adjustment

    During the year ended December 31, 2000, Delta Finance Company identified a difference in the unearned interest on loans in the amount of $125,753 between the amount reflected on the detailed loan trial balance and the amount shown on the company's general ledger. The discrepancy was traced to a data processing system malfunction in the year 1997. The company recorded a prior period adjustment, which after deducting applicable income taxes, totaled approximately $74,000.

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

                                                FIRST CITIZENS BANCSHARES, INC.


                                                By
    -----------------------------
                                                   Stallings Lipford
                                                   Chairman


                                                By ___________________________
                                                   Jeff Agee
                                                   Vice President & Principal
                                                   Financial Officer

         Dated:   03/14/01

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2000.

   -------------------           ------------------    --------------------
   /s/Eddie Anderson             /s/John M. Lannom     /s/P.H. White, Jr.
   Eddie Anderson                John M. Lannom        P. H. White, Jr.
    Director                     Director              Director

                                 --------------------  --------------------
    ___________________          /s/Stallings Lipford  /s/Dwight Steven Williams
   /s/J. Walter Bradshaw         Stallings Lipford     Dwight Steven Williams
    J. Walter Bradshaw           Director              Director
    Director

    -----------------------      --------------------  --------------------
    /s/James Daniel Carpenter    /s/Milton Magee       /s/Katie Winchester
    James Daniel Carpenter       Milton Magee          Katie Winchester
    Director                     Director              Director


    -----------------------      ----------------------    ------------------
    /s/William C. Cloar          /s/Mary Frances McCauley  /s/Billy S. Yates
    William C. Cloar             Mary Frances McCauley     Billy S. Yates
    Director                     Director                  Director

   ------------------------      -----------------------
    /s/Richard W. Donner         /s/L.D. Pennington
    Richard W. Donner            L. D. Pennington
    Director                     Director

    ------------------------     ------------------------
    /s/Bentley F. Edwards        /s/Allen Searcy
    Bentley F. Edwards           Allen Searcy
    Director                     Director

    ------------------------     ------------------------
    /s/Julius M. Falkoff         /s/Green Smitheal
    Julius M. Falkoff            Green Smitheal
    Director                     Director

    -------------------------    -------------------------
    /s/Larry W. Gibson           /s/William F. Sweat
    Larry W. Gibson              William F. Sweat
    Director                     Director

    --------------------------   -------------------------
    /s/Ralph E. Henson           /s/David R. Taylor
    Ralph E. Henson              David R. Taylor
    Director                     Director

    --------------------------   -------------------------
    /s/Barry T. Ladd             /s/Larry S. White
    Barry T. Ladd                Larry S. White
    Director                     Director