Form 10-Q
period 2001-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2001-05-15
CIK 719264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2001
Commission File Number 0-11709

FIRST CITIZENS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

TENNESSEE
(State or other jurisdiction of incorporation or organization)

62-1180360
(I.R.S. Employer Identification No.)

P. O. Box 370 -Court Street
Dyersburg, Tennessee  38024

(Address of Principal Executive Offices, ZIP Code)

Registrant's telephone number, including area code:     (901) 285-4410

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months and (2) has been subject to such filing requirements for the past 90 days.        Yes   [X]     No

Of the registrant's only class of common stock (No par value) there were 3,713,905 shares outstanding as of March 31, 2001(net of treasury stock).

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
DYERSBURG, TENNESSEE
INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2001	2000
	(Unaudited)	(Note)

ASSETS
Cash and due from banks	$ 19,081	$ 19,123
Federal funds sold	14,594	4,804
Investment securities
Trading Investments stated at market	0	0
Held to maturity amortized cost fair value of $9,241 at March 31, 2001
and $16,626 at December 31, 2000	9,157	16,705
Available for sale stated at market	82,772	86,389
Loans (Excluding unearned income of $2,461 at March 31, 2001 and
$2,828 at December 31, 2000)	349,153	340,959
Less: Allowance for loan losses	3,919	3,763
Net Loans	345,234	337,196
Premises and equipment	13,709	14,024
Intangible Assets	3,880	3,959
Other Real Estate	431	318
Other assets	17,405	18,436

TOTAL ASSETS	$ 506,263	$ 500,954

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits	$ 385,482	$ 371,854
Securities sold under Agreements to Repurchase	15,538	15,674
Federal Funds Purchased & Other Short Term Borrowing	1,025	18,500
Long term debt	51,542	43,429
Notes Payable of Employee Stock Ownership Plan	722	808
Other liabilities	4,104	3,800

TOTAL LIABILITIES	$ 458,413	$ 454,065

Stockholders' Equity
Common stock, No par value:
10,000,000 authorized; 3,717,593 issued and outstanding
at March 31, 2001; 3,717,593 issued and outstanding
at December 31, 2000	$ 3,718	$ 3,718
Surplus	15,302	15,302
Retained earnings	29,231	29,095
Obligation of Employee Stock Ownership Plan	(722)	(808)
Accumulated Other Comprehensive Income	439	(371)
Total Common Stock and Retained Earnings	$ 47,968	$ 46,936

Less: 3,688 Treasury shares, at cost at March 31, 2001
and 2,382 shares at cost at December 31, 2000	(118)	(47)

TOTAL STOCKHOLDERS' EQUITY	$ 47,850	$ 46,889
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 506,263	$ 500,954
	============	========

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Month Periods Ended
	March 31,	March 31,
	2001	2000
INTEREST INCOME
Interest and fees on loans	$ 8,169	$ 7,491
Interest on investment securities:
Taxable	1,324	1,408
Tax-exempt	171	148
Other interest income - Fed Funds Sold	114	9
Other interest income - Checking	20	12
Lease financing income	0	0
TOTAL INTEREST INCOME	$ 9,798	$ 9,068

INTEREST EXPENSE
Interest on deposits	$ 4,293	$ 3,638
Other interest expense	998	671
TOTAL INTEREST EXPENSE	5,291	4,309
NET INTEREST INCOME	4,507	4,759

Provision for loan losses	574	187

Net interest income after provision	3,933	4,572

Other Income
Securities gains (losses)	19	0
Other income	1,494	1,515
Total Other Income	1,513	1,515

Other expenses	4,050	3,931

Net income before income taxes	1,396	2,156
Taxes	330	682
Net Income	$ 1,066	$ 1,474

Earnings Per Share	$ 0.29	$ 0.40
Weighted average number of shares outstanding	3713905	3698529

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, STATED IN THOUSANDS)

	Three Month Periods Ended
	March 31,	March 31,	March 31,
	2001	2000	1999
OPERATING ACTIVITIES
Net cash provided by operating activities	$ 5,377	$ 2,269	$ 1,566

INVESTING ACTIVITIES
Proceeds of maturities of held to
maturity securities	7,548	1,177	5,284
Purchase of held to maturity securities	0	0	(2,000)
Proceeds from maturities of available
for sale securities	27,352	212	6,942
Proceeds from sales of available for
sale securities	500	0	839
Purchase of available for sale securities	(25,670)	(1,870)	(14,200)
Increase in loans - net	(8,612)	(116)	(3,186)
Payment for purchase of Bank of Troy - net
of cash acquired	0	0	0
Purchase of premises and equipment	13	(553)	(820)
Net Cash provided by investing activities	1,105	(1,150)	(7,141)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and
Savings Accounts	5,622	(1,292)	(1,541)
Increase (Decrease) in Time Accounts	8,006	967	(7,271)
Increase (Decrease) in Long term Debt	8,113	719	2,718
Treasury Stock Transactions	(71)	156	128
Proceeds from Sale of Common Stock	0	15	240
Cash Dividends Paid	(929)	(849)	(703)
Net Increase (Decrease) in Short Term
Borrowings	(17,475)	(1,797)	4,128
Net Cash provided (used) by
Financing Activities	3,266	(2,081)	(2,301)

Increase (Decrease) in Cash and
Cash Equivalents	9,748	(962)	(7,876)

Cash and Cash Equivalents at beginning
of year	23,927	17,410	28,318
Cash and Cash Equivalents at end of year	33,675	16,448	20,442

Cash Payments made for interest and income taxes during the years presented are as follows:

	2001	2000	1999
Interest	5,613	4,462	4,668
Income Taxes	158	1,020	140

FIRST CITIZENS BANCSHARES, INC.
STATEMENT OF COMPREHENSIVE INCOME
(STATED IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31
	2001	2000

Net Income	$ 1,066	$ 1,474

Changes in Available for Sale Securities	1,435	8
Changes in Derivatives	(85)	-
Tax Impact (Available for Sale Securities)	(540)	(3)

Comprehensive Income	$ 1,961	$ 1,479
	=======	========

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
MARCH 31, 2001

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2001, the consolidated statements of income for the three month periods ended March 31, 2001, 2000 and 1999, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - ORGANIZATION

First Citizens Bancshares, Inc. is a Bank Holding Company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3 - SHORT TERM BORROWINGS

	03/31/01	03/31/00

Amount outstanding-end of period	$ 16,563	$ 44,293
Weighted average rate of outstanding	5.10%	4.40%
Maximum amount of borrowings at month ends	$ 31,425	$ 45,834
Average amounts outstanding for period	$ 22,165	$ 41,708
Weighted average rate of average amounts	5.26%	4.50%

NOTE 4 - LONG TERM DEBT

Long term debt is comprised of Federal Home Loan Bank Borrowings, ESOP debt and finance company debt. The finance company debt is classified as long-term debt due to the bank's intent to renew. The parent company ESOP debt is with SunTrust-Nashville. The average life is as presented and the FHLB funds are matched with loans and investments.

	Average	Average	Average	Repricing
	Volume	Rate	Maturity	Frequency

FHLB Borrowings	$51,704	5.61%	3 years	Fixed
Finance Company Debt	$1,000	5.75%	5 years	Fixed
ESOP Obligation	$765	7.25%	4 years	Monthly

NOTE 5 - STATEMENT OF CASH FLOWS

	March	March	March
	2001	2000	1999
Actual payments made during the periods:
Interest	$ 5,613	$ 4,462	$ 4,668
Income taxes	158	1,020	140

NOTE 6 - CONTINGENT LIABILITIES

There are no material pending litigations as of the current reportable date that would result in a liability.

NOTE 7 - INVESTMENT SECURITIES

The difference between book values of investment securities and market values at March 31, 2001 and December 31, 2000, total $837 and ($551) respectively. FASB 115 requires banks to classify securities into Held to Maturity, Available for Sale, and Trading. First Citizens has $0 in the trading account. The available for sale securities values are adjusted to market every quarter and the adjustments flow to the capital section (net of tax). The Held to Maturity securities are stated at amortized cost. The available for sale securities reflect an increase of $1,350 for the quarter ending March 31, 2001 with $810 (net of tax) flowing to capital. These movements can fluctuate with the bond market.

NOTE 8 - REGULATORY CAPITAL REQUIREMENTS

Regulatory agencies impose certain minimum capital requirements on both First Citizens Bancshares, Inc., and First Citizens National Bank. On December 16, 1988, the Federal Reserve Board approved the Risk Based Capital Guidelines for Bank Holding Companies. Presently, the Holding Company and First Citizens National Bank exceed the required minimum standards set by the Regulators. The consolidated Tier 1 Ratio and Tier 2 Ratio are 12.52% and 13.65% respectively.

NOTE 9 - DEFERRED INCOME TAXES

First Citizens adopted FASB 109 as of January 1, 1993. The deferred tax liability account reflects an asset totaling $435. The timing differences mainly consist of Reserve for Loan Loss timing differences.

NOTE 10 - RESERVE FOR LOAN LOSSES

FASB 114 and 118 were implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

The following data reflects impaired totals for the reportable periods:

          Amount of Recorded Balance with no Related Allowance           $ 760
          Amount of Recorded Balance with Related Allowance                     69

           Impaired Loan Balance or Recorded Balance                             $ 829

Interest income is recognized on impaired loans on a cash basis. Cash receipts are applied as cost recovery or principal recovery first, consistent with OCC Regulations.

First Citizens will continue to make sure the overall reserve is adequate in addition to the impaired loans.

NOTE 11 - ASSET IMPAIRMENT

The financial standards board issued statement 121 addressing accounting for impairment of long-lived assets that will be held and used, including certain identifiable intangibles and the related good-will. The statement, effective for calendar year 1996 financial statements, also addresses accounting for long-lived assets and certain identifiable assets to be disposed.

Statement 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

As of the reportable date, there are no FASB 121 adjustments.

NOTE 12 - FASB 128 AND 129-EARNINGS PER SHARE

First Citizens Bancshares has a simple capital structure, that is, those with only common stock outstanding. The method used for computing the weighted average shares is based off a daily weighted average amount. First Citizens has no preferred stock, redeemable stock, or any items that would dilute basic earnings per share.

NOTE 13 - FASB 130-COMPREHENSIVE INCOME

This statement establishes reporting and display requirements for comprehensive income and its components. A separate financial statement is presented that starts with net income from operations and then includes other comprehensive incomes. Bancshares has only two comprehensive income items (Changes in the Market Value of Available for Sale Investment Securities and One Derivative totaling $1,500,000). The net of tax impact of these two items are carried forward to the equity section of the balance sheet.

NOTE 14 - FASB 132-EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER
                   POSTRETIREMENT BENEFITS.

First Citizens and its subs do not sponsor any defined benefit plans or postretirement benefits.

NOTE 15 - LEVERAGED ESOP

Origination Date: 6/25/98

First Citizens Bancshares has guaranteed a $2,000,000 loan payable to SunTrust Bank of Nashville, Tennessee at the rate of Libor plus 1.20%. Accrued interest is payable quarterly commencing July 1, 1998. Principal shall be paid in equal quarterly payments of $52 commencing October 1, 1998. There are no prepayment penalties associated with this loan. It is the bank's intent to pay this loan off within 7 years of the original maturity date. First Citizens Bancshares issued 85,106 shares on the date of the transaction with a market/appraised price of $23.50 to use for the ESOP purchase/leverage. The parent company also recorded a note payable and a contra equity account for this transaction. The contra equity account is called unallocated ESOP shares. The source of repayment of this loan will be the lead bank (First Citizens National Bank). First Citizens will record as an expense the contributions for the funding of the payments to the ESOP. First Citizens National Bank contributes 10% of covered payroll on an annual basis to the ESOP.

First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and Trust is considered a money purchase/stock bonus plan. The plan trustee is the Investment Management and Trust Services Division of First Citizens National Bank. The eligibility requirements to participate in the plan are: an employee must complete 1 year of service and attain the age of 21. Each year, First Citizens National Bank contributes 7% to the money purchase pension plan and 3% to a 401K. An employee must be employed on the last day of the year and have completed 1000 hours of service to receive a contribution. The current YTD ESOP Expense is $172 thousand.

SunTrust has agreed to advance the ESOP up to $3 million by a non-recourse line of credit promissory note. The note is dated April 2001. The current outstanding balance is $0.

NOTE 16 - FASB'S 133, 137 AND 138 DERIVATIVES

Origination Date 06-2000.

FASB's 133, 137 and 138-FASB 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and derivatives used for hedging activities. Derivatives are required to be reported as either assets or liabilities in the statement of financial position and those instruments measured at fair value. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FASB 137 and 138 amended FASB 133. The Company utilized the derivative as a cash flow hedge, hedging the "benchmark interest rate." A Federal Home Loan Bank Variable Libor Borrowing has been designated as hedged and in doing so, the Company has effectively fixed the cost of this liability.

First Citizens swapped a fixed investment cash flow for a variable cash flow tied to the 90 day Libor Rate. The new variable investment cash flow is matched with a variable borrowing cash flow generating a positive spread of 250 basis points with no interest rate risk. This transaction was implemented to increase the earnings of First Citizens. The volume used in this transaction was $1,500. The volume and risk associated with this transaction is well within the Funds Management Policy of the bank. The maturity of the hedge is 10 years.

The cash flow hedge has produced a positive income. Because First Citizens swapped a fixed cash flow for a variable cash flow and rates later declined, the value of the derivative increased $51,000, net of tax, for the current period. Other comprehensive income reflects the fair market value of the derivative at ($232) gross and ($139) net of tax.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

First quarter earnings of $1,066,000 reflect a decrease of 27.7% when compared to first quarter, 2000. First quarter earnings came under stress from declining interest margins and an increase in allocations to the loan loss reserve. Four rate cuts since year-end by the Federal Reserve forced the immediate repricing of loans tied to prime as well as callable investments contained within the bank's portfolio. Fixed term liabilities, such as CD's, reprice at maturity, delaying any positive impact to net interest margins that may be gained by a lower rate environment. Net income per common share decreased from .40 cents per share in first quarter, 2000 to .29 cents in the quarter just ended. Return on average assets was decreased to .86% down 31% when compared to 1.25% at 3/31/00. Return on average equity ended the quarter at 9.13%, down 32% from 13.37% reported first quarter of 2000. Net interest margins decreased 9.7% to 3.64% in the twelve months ending 3/31/01. Growth in this area will be difficult to maintain if market rates continue to increase.

Total assets as of quarter end were $505,125,000, up 1.85% from year-end and 6.36% from 3/31/00. Deposit growth during first quarter was 3.66%, stronger than at any time in recent years and reflective of customer reaction to volatile market conditions which existed during the quarter. This trend appears to be continuing into second quarter and has served to improve our liquidity position. First Citizens' marketing efforts are implementation of a business development program designed to improve service to existing customers, identify the potential for new relationships and cross sell a wide array of products and services to customers, based on a needs assessment. As evidence of the success of these efforts market share in Dyer County increased to 57.67% at year end 2000 from 53.75% in 1999. The prospects of significantly growing total assets of Bancshares is not as great as they were two years ago. Until circumstances change, management's focus will be on building what we have and concentrate on improving efficiencies throughout the organization.

First quarter dividends of .250 cents per share are up 11% when compared to the same quarter in 2000. The number of shares remained flat at 3,712 as of 3/31/01 when compared to 3,705 shares as of 3/31/00. The value of bank stocks in general remain suppressed and Bancshares is no exception. Since management cannot change what they do not control, focus will be on improving earnings, broadening the earnings base and maintaining a quality loan portfolio. When market sentiment again favors financial stocks Bancshares will be positioned to maximize the value of the company. The equity position of Bancshares remains strong, increasing to 9.45% from 9.43% for the twelve month period ending March 31, 2001. Management will continue efforts to invest excess capital in a manner that compliments earnings and enhances the potential to increase shareholder dividends.

Net Yield on Average Earning Assets was down to 4.03% for the quarter ended 3/31/01 compared to 4.56% and 4.48% for 3/31/00 and 3/31/99 respectively. The decrease is a result of the rising rate environment we have experienced over the past year. Quality in the loan portfolio continues to be a primary focus of Bank management. Non-performing loans represent $3,860,000 or 1.15% of total loans, above the peer ratio of .62%. Non performing loans at 3/31/00 was .69% of total loans. Problem loans total $7,566,266 at 3/31/01, representing 2.51% of total loans. While a slowing economy always impacts loan quality, problems within the portfolio appear to be concentrated within a limited number of credits. The total allocation to loan loss reserve for first quarter was $560,000, an increase of 220% over first quarter 2000, and $337,000 above budget projections. While we will continue efforts to limit actual losses, accounting principals dictate that we assume a worse case scenario.

The internal loan review report indicates that the loan portfolio is in good condition based on the percentage of problem loans to gross capital funds as of 3/31/01. Competition for loans continues to place pressure on the yield and terms customers are willing to accept. Loan Administration has taken a conservative position in dealing with situations which deviate from established underwriting standards, while recognizing the need to maintain quality loan growth. For further information on the loan portfolio refer to the section labeled Composition of Loans.

The 2.3% increase in loan volume is reflective of a slowing economy and is expected to improve as the economy strengthens as is projected during third and fourth quarter of this year. The bright spot in first quarter is our mortgage loan operations. Overall mortgage lending volume at First Citizens is up 56% over first quarter of 2000. The decline in mortgage loan rates has driven the volume of refinancings up 119% when comparing to activity during the same period in 2000. Many homeowners are using the refinancing as an opportunity to draw against existing equity, while others are taking advantage of the opportunity to lower monthly mortgage costs.

The performance during first quarter was disappointing and certainly not up to the standards of First Citizens. The issues that impacted earnings are being addressed head-on and will be resolved over time. Our company is fortunate to have a quality staff that is committed to our success. There are exciting opportunities available to First Citizens in each of the markets we serve. Our focus will continue to be on improving efficiencies, increasing income and growing the balance sheet. We appreciate the support of our Shareholders and look forward to a future filled with both opportunity and challenge.

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

The Board of Governors of the Federal Reserve System published guidelines for Customer Information Security and Customer Financial Privacy with a mandatory effective date of July 1, 2001. First Citizens has established policies in adherence to the published guidelines. These policies were approved by the Board in March and will become effective July 1, 2001.

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

  Identify and assess the risks that may threaten customer information;
  Develop a written plan containing policies and procedures to manage and control these risks;
  Implement and test the plan; and
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

First Citizens Bancshares, Inc. and First Citizens National Bank are located in a highly competitive market place, competing for deposit dollars and earning assets with four other banks, two of which are branches of large regional competitors. First Tennessee Bank and Union Planters National Bank are the two largest financial institutions in the state. First Citizens has historically maintained in excess of 50% of local market share and reflected 58% as of June 2000. Interstate banking could possibly bring about the location of large out of state banks to the area. If so, First Citizens would continue to operate as it has in the past, focusing on the wants and needs of existing and potential customers. The quality of service and individual attention afforded by an independent community bank cannot be matched by large regional competitors, managed by a corporate team unfamiliar to the area. First Citizens is a forward moving bank offering products and services required for maintaining a satisfactory customer relationship moving into the next decade and beyond. The most recent market analysis indicates a remarkably strong performance by First Citizens in satisfying customer expectations in the areas of personnel, service and convenience.

The following table compares year-to-date non-interest income, and expense of First Citizens as of March 31, 2001, 2000, and 1999:

Non-Interest Income
(in thousands)
March 31
	2001	% of Change	2000	% of Change
Service Charges on Deposit Accounts	$ 712	19.26%	$ 597	11.79%
Other Income	649	(2.84%)	668	6.03%
Trust Income	152	(39.20%)	250	13.63%
TOTAL NON-INTEREST INCOME	$1,513.13%		$1,515	9.46%

Total non-interest income reflected a slight increase of .13% when compared to 2000. Trust income decreased 39.20% when comparing first quarter 2001 to the same period in 2000. A large portion of Trust Department fee income is calculated as a percent of portfolio market value. Volatility in financial markets has resulted in a decrease in market value of many investment portfolios, thus negatively impacting derived income in this area. In addition, total volume of assets managed has decreased resulting in lower fee income. Service charges on Deposit Accounts increased 19.26%  when comparing 2001 to 2000. First Citizens introduced an Overdraft Privilege Product in January 2001 in an effort to increase fee income in this area. The Bank continues to focus on diversifying the income stream through increased sales in broker services and insurance.

Non-Interest Expense
(in thousands)
March 31
	2001	% of Change	2000	% of Change
Salaries & Employee Benefits	$ 2,193	(1.65%)	$ 2,230	5.13%
Net Occupancy Expense	709	2.01%	695	11.20%
Other Operating Expense	1,148	14.11%	1,006	1.61%
TOTAL NON-INTEREST EXPENSE	$ 4,050	3.02%	$ 3,931	5.21%

Non-interest expense reflects ongoing efforts to monitor and control non-interest expense categories such as salaries and benefits, net occupancy expense and other operating expense. A comparison of staffing levels reveals that First Citizens maintains one fulltime equivalent employee for every 2.5 million in assets. Peer banks ratio as of 3/31/01 was 2.88 million dollars in assets per employee. Unlike most peer banks, First Citizens maintains an Investment and Trust Services Division, Brokerage Firm, Agricultural and Mortgage Lending Department, and a Finance Company. Each of these entities adds additional staff, as does the extended banking hours on Thursday, Friday, and Saturday. First Citizens is committed to attracting and retaining well qualified personnel by offering salaries and employee benefits which equal or exceed peer companies, paying bonuses when productivity standards are met, and enhancing career opportunities by promoting from within when possible. Fulltime equivalent employees were 205 at 3/31/01 including employees of bank subsidiaries. Fulltime equivalent employees were 187 at bank level as of March 31, 2001 compared to 195 for the same period ending 2000. The decrease is a result of recommendations made by John M. Floyd and Associates after completion of an efficiency study in early January 2001. Reductions in staff were primarily handled through attrition. Additional reductions are being reviewed for implementation in 2001. The decrease of 1.65% in Salaries and Employee Benefits Expense when compared to prior year is a result of staff reductions in selected areas and salary increases being held to an average of 3% annually.

Technology investments resulted in an increase in computer expense and the related depreciation to those investments. Net occupancy and other operating expense increased 2.01% and 14.11% respectively when compared to 3/31/00. Installation of a Wide Area Network was completed the last half of 1999. Other investments in technology related equipment were the purchase and installation of computer related wiring and equipment associated with bringing Bank of Troy and First Volunteer computer systems online with those of First Citizens National Bank. Net occupancy expense is projected to continue to increase as technology is installed to meet the needs of our customer base. These costs will be offset in part by the reallocation of employees to fee income producing positions. Other operating expense is up 14.11% when compared to first quarter 2000.

This increase is primarily due to fee projections for John M. Floyd and Associates and attorney fees associated with two large credits on the problem list.

DEPOSITS

The average daily amount of deposits and average rates paid on such deposits are summarized for the quarters ending March 31 for the years indicated:

COMPOSITION OF DEPOSITS
(in thousands)
	2001		2000		1999
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest Bearing
Demand Deposits	$ 36,775	0%	$ 40,081	0%	$ 36,923	0%
Savings Deposits	124,688	3.31%	114,319	2.94%	121,371	2.84%
Time Deposits	217,148	6.00%	210,250	5.34%	192,720	5.21%
TOTAL DEPOSITS	$ 378,611	4.53%	$ 364,650	4.00%	$ 351,014	3.84%

Deposit growth continues to be a challenge for First Citizens National Bank. The Company's marketplace is described as highly competitive, with a fairly sophisticated customer base. Competition is aggressive for both loans and deposits. A recent market survey indicates that First Citizens holds approximately 58% of total deposits domiciled in Dyer County. The bank competes with First Tennessee Bank, N.A. (16%), Security Bank (17%), Union Planters, another large regional bank holds approximately 12 percent of total deposits. City State Bank holds the remaining 2% of total deposits. First Citizens also competes with a Credit Union, Finance Companies, Brokerage Firms, and other types of financial service providers. Total deposits increased 3.82% when comparing 3/31/01 to 3/31/00. Total deposits purchased in the Bank of Troy and First Volunteer acquisitions were approximately $82 million. Economic indicators for the West Tennessee area are extremely optimistic. We expect the population to grow at a marginal rate, in the three counties in which we have banking locations. Dyer County is projected to grow from the 1998 population of 36,489 to 37,400 by the year 2003. Previous expectations of Lauderdale County were for the population to decline. However, current projections call for an increase from 31,960 to 32,055, a gain of less than 1 percent. The population of Obion County is projected to increase slightly in the next five years. First Citizens holds in excess of 15% of total deposits in Obion County and 5% in Lauderdale. The new "Wall Street Checking" account introduced during the third quarter of 2000 continues to be a contributing factor in the attraction and retention of deposits in all markets. This account, designed to grow the deposit base, combines benefits of unlimited checking and earning rates competitive with those paid by brokers.

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

Sweep Account Funds totaling $6,545,000 are not included in the average balances for demand deposits. The Sweep total is included in the balance sheet category of securities sold under an agreement to repurchase totaling $15,538,000 with an average rate of 3.3 percent at 3/31/01. Repurchase Agreement Sweep is a product offered to large balance customers which provides for funds to automatically sweep daily from a demand deposit account into an overnight repurchase agreement. This affords commercial customers the opportunity to earn interest on excess collected funds while providing availability of adequate funds to clear large denomination checks as presented for payment.

Management is continuously monitoring and enhancing the bank's product line in order to retain existing customers and to attract new customer relationships. First Citizens introduced Internet based banking to the market place September 1, 1999. The service allows customers to access account information, statement activity, apply for a deposit or loan and pay bills by signing on to www.firstcitizens-bank.com. The cost of Internet banking is free to customers, while bill pay is offered at a competitive price. The bank's Call Center now provides more efficient customer support from account inquiry to electronic banking products and services. A focus on developing the Small Business segment of our customer base has been significantly enhanced by the introduction of a trio of Internet products that promote a "Surf Locally, Shop Locally" theme. A web page development service, the ability to be a part of a virtual Internet Mall and the introduction of First Citizens as an Internet Service Provider (ISP) will place our organization well above the competition in this business segment.

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000.00 or more outstanding on the books of First Citizens on March 31, 2001:

Maturity Distribution of Time Certificates of Deposit
In Amounts of $100,000 or More as of March 31, 2001
(in thousands)
Maturity	Total Amount
3 months or less	$ 44,897
3 through 12 months	16,113
1 year through 3 years	18,315
Over 3 years	240
Total	$ 79,565

Interest earning assets as of 3/31/01 were $455,704,000 at an average rate of 8.67% compared to $423,576,000, average rate of 8.63% at 3/31/00. The average rate on total interest bearing liabilities was 5.08%, 4.49% and 4.38% as of March 31, 2001, 2000 and 1999. Net yield on average earning assets was 4.03%, 4.56% and 4.48%, reflecting an increased competitive environment. Maintaining interest rate margins achieved in prior years continues to be a challenge. Customers are shopping banks to lock in the lowest rate possible on loans, while deposit customers are shopping to lock in the highest rate on deposits. First Citizens has historically out performed peer banks with the average rate earned on the loan portfolio. Asset/Liability policies are in place to protect the company from the negative effects of volatile swings in interest rates. Interest margins are well managed to achieve acceptable profits and a return on equity within policy guidelines.

A summary of average interest earning assets and interest bearing liabilities is set forth in the following table together with average yields on earning assets and average costs on interest bearing liabilities.

First Citizens Bancshares, Inc.
Quarter Ending March 31
Monthly Average Balances and Interest Rates
(in thousands)

	2001			2000
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 346,991	$ 8,169	9.41%	321,816	7,491	9.31%
Investment Securities:
Taxable	83,838	1,324	6.31%	86,293	1,408	6.52%
Tax Exempt (4)	13,970	259	7.41%	13,165	224	6.80%
Interest Earning Deposits	1,424	20	5.61%	1,169	12	4.10%
Federal Funds Sold	9,481	114	4.80%	1,133	9	3.17%
Lease Financing	-	-	0.00%	-	-	0.00%
Total Interest Earning Assets	$ 455,704	$ 9,886	8.67%	423,576	9,144	8.63%

NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	16,434	-	0.00%	14,020	-	0.00%
Bank Premises and Equipment	13,773	-	0.00%	13,633	-	0.00%
Other Assets	16,529	-	0.00%	19,913	-	0.00%
TOTAL ASSETS	502,440	-	0.00%	471,142	-	0.00%

LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
Savings Deposits	124,688	1,033	3.31%	114,319	841	2.94%
Time Deposits	217,148	3,259	6.00%	210,250	2,812	5.34%
Federal Funds Purchased and
Other Interest Bearing Liabilities	74,592	999	5.35%	59,122	656	4.43%
TOTAL INTEREST BEARING
LIABILITIES	416,428	5,291	5.08%	383,691	4,309	4.49%

NON-INTEREST BEARING LIABILITIES:
Demand Deposits	36,775	-	0.00%	40,081	-	0.00%
Other Liabilities	1,387	-	0.00%	2,821	-	0.00%
TOTAL LIABILITIES	454,590	-	0.00%	426,593	-	0.00%

SHAREHOLDERS' EQUITY	47,850	-	0.00%	44,549	-	0.00%

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	502,440	-	0.00%	471,142	-	0.00%

NET INTEREST INCOME	-	4,595	0.00%	-	4,835	0.00%
NET YIELD ON AVERAGE EARNING ASSETS
(Annualized)	-	-	4.03%	-	-	4.56%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Nonaccrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

COMPOSITION OF LOANS

The loan portfolio totaling $349,153,000 at 3/31/01 is First Citizens largest earning asset. Total loans at 3/31/00 were $325,350,000. Loans acquired in the Bank of Troy and First Volunteer acquisitions added approximately $58 million to the loan portfolio. Exceptional loan growth has been the experience of the bank for the years reflected in the Composition of Loan table. A comparison of portfolio growth indicates the largest percentage of growth is centered in Real Estate loans. Loans in this category increased $14,174,000 or 6.3%. New housing starts in 2000 totaled approximately 49 in Dyersburg, Tennessee and 100 in Dyer County, Tennessee. These numbers are down when compared to 1999 with 73 new housing starts in Dyersburg and 135 in Dyer County. The local economy appears to be slowing, following the trend that began nationally in mid-2000. Tennessee named Dyer County a Three-Star Community for 15 consecutive years for its community economic development preparedness. Dyersburg/Dyer County is a regional, retail, medical, employment and cultural center for more than 300,000 people who live in 10 counties. The 1998 Per Capita Income for trade area counties list Dyer County at $21,235, Obion County $22,227, and Lauderdale County at $17,624. Other surrounding counties range from $11,495 to $20,964.

First Citizens is the largest agriculture lender in the state of Tennessee and is an approved Farm Services Agency Lender. Agriculture services comprise a significant portion of the Dyer County market. Sixty-eight percent of the land in Dyer County is in agricultural production and farming is a major industry in the county. Dyer County is Tennessee's no. 1 producer of soybeans, grain, sorghum, commercial vegetables and rice. Other important crops are wheat, cotton and corn. The county's 526 farm operations average 445 acres. Agricultural credits 30 days or more past due total $900 thousand. Agricultural credits listed on the bank's problem list total approximately $1.6 million with more than $64,000 guaranteed by FSA. Agricultural loans total $27,413,123 or 8% of total loan portfolio. Growth in the agricultural segment of the portfolio has been negligible as farmers experienced a third year of less than satisfactory results with no real promise of improved profitability, other than federal disaster payments. Economists from the Food and Agricultural Policy Research Institute and the Agriculture and Food Policy Center have projected that U.S. net farm income could drop more than $9 billion in the next two years as a result of lower government payments and increased production costs. These statistics are based on normal weather conditions, a continuation of present farm programs and continuation of government loan rates at their maximum levels. In view of such dire predictions and a continuation of year after year operating results that produce inadequate profit levels, banks will become less inclined to provide financing needed to support the industry. First Citizens remains the largest agricultural lender in our area. Our commitment to the industry has been evident since the bank was chartered in l889, but we are obligated to Shareholders to recognize risk inherent in any industry segment and make lending decisions based on sound underwriting standards, including the ability to repay.

Growth in the consumer loan portfolio was slowed in early 1997 due to an increase in the number of bankruptcies in the State of Tennessee as well as perceived deterioration in consumer credit in Dyer County. Loan Administration developed credit scoring tools as well as tighter consumer lending policies to manage consumer loan losses.

First Citizens is located in the Dyersburg/Dyer County trade area having a population of approximately 42,000. The entire trade area has outpaced both the state and the nation in per capita personal income growth since the early 1980's. A diversified mix of industry in the local economy has provided stable, growing employment opportunities for residents under all economic conditions. The Dyer County distribution of employment consists primarily of service employers 14.9%, government 14.7%, trade 19.3%, and manufacturing 40.5%. Dyer County's unemployment rate for March was 5.4% down from December's rate at 6.1%, according to the Tennessee Department of Employment Security. This compares to Tennessee's unemployment rate of 4.1% at 3/31/01. The labor force in Dyer County decreased 7.66% from 19,450 in January 1995 to 17,960 in December 2000 primarily due to closings and layoffs in local industries and businesses. Lauderdale and Obion Counties reported unemployment rates of 8.7% and 4.4% respectively.

The provision for loan losses increased in proportion to loan growth as required by loan policy. The provision at 3/31/01 was 1.12% of total loans well in excess of policy requirements of one percent. Experience of the lending staff and adherence to policy lends a comfort level to the portfolio that supports the Loan Loss Allowance at the present level. Problem loans at 3/31/01 were $7,566,266 reflecting a decrease of $590,965 when compared to the 3/31/00 total of $8,157,231. Problem loans represent 2.19% of total loans as of 3/31/01.

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

Amortization Schedules. Every loan must have a documented repayment arrangement. While reasonable flexibility is necessary to meet the credit needs of the Bank's customers, in general all loans should be repaid within the following time frames:

Loan Category	Amortized Period
Raw Land	10 years
Construction:
Commercial, multi-family, and other non-residential	20 years
1-to-4 family residential	20 years
Improved Property Farmland	20 years
Owner-occupied 1-to-4 family and home equity	20 years

The average yield on loans of First Citizens National Bank as of March 31 in the years indicated is as follows:

Year	Yield
2001	9.41%
2000	9.31%
1999	9.24%
1998	9.74%
1997	9.41%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $60,186,000 as of 3/31/01.

The following table sets forth loan totals net of unearned income by category for the past five years:

	2001	2000	1999	1998	1997
Real Estate Loans:
Construction	$ 34,350	$ 33,537	$ 28,966	$ 23,313	$ 17,643
Mortgage	205,936	192,575	159,150	137,002	129,317
Commercial, Financial and
Agricultural Loans	63,465	59,142	88,207	41,778	41,802
Installment loans to individuals	42,483	37,517	31,810	27,679	23,630
Other Loans	2,919	2,579	2,258	1,929	2,168
TOTAL LOANS	$ 349,153	$ 325,350	$ 310,391	$ 259,870	$ 214,560

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The degree of risk to which a bank is subjected can be controlled through a well-managed asset/liability program. First Citizens controls interest rate risk by employing interest sensitive liabilities in assets that are also interest sensitive. One tool used to ensure market rate return is variable rate loans. Loans totaling $137,422,000 or 39% of the total portfolio are subject to repricing within one year. The ratio is up from 34% at 3/31/00. Maturities in the one to five year category total $180,634,000, reflecting an increase of 6.3% when compared to 3/31/00 total of $169,881,000.

	Due in one year or less	Due after one year but within five years (in thousands)	Due after five years
Real Estate	$ 62,597	$ 134,036	$ 43,653
Commercial, Financial and Agricultural	42,146	19,039	2,280
All Other Loans	17,603	27,559	240
TOTALS	$ 122,346	$ 180,634	$ 46,173

Loans with Maturities After One Year for which:	(in thousands)
Interest Rates are Fixed or Predetermined	$ 211,731
Interest Rates are Floating or Adjustable	15,076

NON-PERFORMING ASSETS

Total Non Performing Loans were $3,860,000 or 1.15% of the loan portfolio as of 3/31/01 compared to peer group ratio of .62% as of 12/31/00. Allowance for loan losses as a percent of total loans was 1.12 percent. Loan policy calls for an allowance balance of at least 1% of total loans. As a result of FASB 114, we have identified loans considered to be Impaired. These loans, in total or in part, indicate that a future loss is possible because of insufficient cash flow or collateral liquidating value. In this process, we considered all loans that are Watch, Problem or Non-Accrual and develop from these loans the Impaired Category. These loans were evaluated to determine the type collateral, cash flows, trends with like type loans, the value of collateral pledged and the customer's repayment history, as well as the bank's previous experience with like type credits. The Loan Loss Reserve Analysis dated February 28, 2001 reflected an Impaired loan total of $3,709,000 with specific allocations to loan loss reserve of $760,000. Doubtful loans were insignificant at $154,000.

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

Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the three months ending 3/31/01 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $78,500. Interest income on loans reported as ninety days past due and on interest accrual status was $12,400 for year-to-date 2001. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be Restructured Loans. Restructured Loans at March 31, 2000 were zero.

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

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

Non-Performing Loans
March 31
(in thousands)
Year	Non-Accrual	90 Days Past Due Accruing Interest	Total
2001	$ 3,333	$ 527	$ 3,860
2000	$ 1,134	$ 1,090	$ 2,224
1999	$ 829	$ 980	$ 1,809
1998	$ 418	$ 472	$ 890
1997	$ 1,069	$ 1,152	$ 2,221

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

During the quarter just ended activity to the Reserve Account consisted of (1) loan charge-offs-$505,000
(2) recovery of loans previously charged off - $87,000 and (3) additions to Reserve- $574,000. Recovery of loans previously charged off continues to be a priority to the bank. One full time employee is assigned the responsibility for recovery of charged off loans and overdrawn deposit accounts.

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
  Specific Allocation- Impaired loans, in total or in part, in which a future loss is possible.
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

LOAN LOSS ALLOWANCE ANALYSIS DATE

The following table disclosed the formula for the Analysis for the Loan Loss Allowance:

		AVERAGE LOSS 3 YRS.	AVERAGE BALANCE	PERCENT	CURRENT BALANCE	RESERVE REQUIRED
I.	CREDIT CARDS	$	GROSS $	%	$	$
II.	INSTALL. LOANS	$	NET $	%	$	$
III.	IMPAIRED WITH ALLOCATIONS				$	$
	IMPAIRED WITHOUT ALLOCATIONS				$	$
	ALLOWANCE
IV.	DOUBTFUL			50%	$	$
	SUBSTANDARD			10%
	WATCH			5%
	OTHER LOANS NOT LISTED PREVIOUSLY			.75%
	LESS SBA/FMHA GUARANTEED PORTIONS
	TOTAL LOANS				$
V.	LETTERS OF CREDIT			.75%	$	$
VI.	OTHER REAL ESTATE OWNED					$
	RESERVE REQUIRED					$
	RESERVE BALANCE					$
	EXCESS (DEFICIT)					$
	RESERVE AS % OF TOTAL LOANS %
	PEER GROUP %
	LOSS EXPERIENCE III & IV AVERAGE LAST 3 YEARS % OR $

Management estimates the approximate amount of charge-offs for the 12 month period ending 12/31/00 to be as follows:

Domestic	Amount
Commercial, Financial & Agricultural	$ 500,000
Real Estate-Construction	0
Real Estate-Mortgage	200,000
Installment Loans to individuals & credit cards	300,000
Lease financing	0
Foreign	N/A
01/01/01 through 12/31/01 Total	$ 1,000,000

The book value of repossessed real property held by Bancshares and First Citizens National Bank at 3/31/01 is $431,000 compared to $449,000 at 3/31/00, $232,000 at 3/31/99. Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal. The asset is recorded at the lesser of its appraised value or the loan balance.

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

First Citizens National Bank
Loan Loss Experience and Reserve for Loan Losses
(in thousands)
Quarter ending March 31

	2001	2000	1999	1998	1997
Average Net Loans Outstanding	$ 346,991	$ 321,816	$ 306,742	$ 235,315	$ 207,667
Balance of Reserve for Loan Losses at
Beginning of Period	$ 3,763	$ 3,718	$ 3,530	$ 3,159	$ 2,282
Loan Charge-Offs	(505)	(228)	(219)	(248)	(39)
Recovery of Loans Previously Charged Off	87	85	80	76	33
Net Loans Charged Off	(418)	(143)	(139)	(172)	(6)
Additions to Reserve Charged to Operating Expense	574	187	206	210	170
Changes incident to Mergers	0	0	343	0	0
Balance at End of Period	$ 3,919	$ 3,762	$ 3,940	$ 3,197	$ 2,446

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.12%)	(.04%)	(.04%)	(.08%)	(.01%)

The following table will identify charge-offs by category for the periods ending 3/31/01, 3/31/00, and 3/31/99:

Charge-offs:	2001	2000	1999
Domestic:
Commercial, Financial and Agricultural	$ 147	$ 24	$ 75
Real Estate - Construction	0	0	0
Real Estate - Mortgage	155	83	40
Installment Loans to individuals	203	121	104
Lease financing	0	0	0
Foreign	N/A	N/A	N/A
Total	$ 505	$ 228	$ 219
Recoveries:
Domestic:
Commercial, Financial and Agricultural	$ 16	$ 12	$ 30
Real Estate - Construction	0	0	0
Real Estate - Mortgage	18	10	6
Installment Loans to individuals	53	63	44
Lease financing	0	0	0
Foreign	N/A	N/A	N/A
Total	$ 87	$ 85	$ 80
Net Charge-offs	$ (418)	$ (143)	$ (139)

INVESTMENT SECURITIES

Bancshares' book value of listed investment securities as of the dates indicated are summarized as follows:

	Composition of Investment Securities
	(March 31)
	2001	2000	1999	1998	1997
U.S. Treasury & Government Agencies	$ 68,275	$ 82,596	$ 93,733	$ 75,644	$ 66,923
State & Political Subdivisions	14,042	13,737	15,207	12,662	10,630
All Others	9,612	3,293	3,899	2,822	3,009
TOTALS	$ 91,929	$ 99,626	$ 112,839	$ 91,128	$ 80,562
	======	======	======	======	======

A major goal of the bank's investment portfolio management is to maximize returns from investments while controlling the basic elements of risk. The second goal is to provide liquidity and meet financial needs of the community. Investment Securities also serve as collateral for government and public fund deposits.

Investments for the first quarter, 2001 were down $7,700 when compared to the same time period in 2000. Securities contained within the portfolio consist primarily of U. S. Treasury, and other U. S. Government Agency Securities and tax exempt obligations of States and Political Subdivisions. Fixed rate holdings comprise 90% of the portfolio, while adjustable rates comprise the remaining 10%.

Fixed rate holdings currently have an expected average life of 3.1 years. It is estimated that this average life would extend to 5.7 years should rates rise 100 basis points and 6.6 years should rates increase 200 basis points. This is a result of some extension occurring in the callable bonds and mortgage-backed holdings as rates rise. Should rates decline 100 basis points the average life would decrease to 2.4 years.

In terms of price sensitivity, we estimate that if rates rise 100 basis points the market value of the portfolio would fall by 2.8%, while rates rising 200 basis points would impact the market value by a negative 6.8%. This is consistent with the price sensitivity of the four to five year Treasury bond. If rates go down 100 basis points we estimate that the market value would increase by 1.7%.

Adjustable rate holdings reprice on an annual or more frequent basis and currently have an average life of 4.7 years. Due to the structure of these holdings, we would expect little extension to occur in average life should interest rates rise, but could see some further shortening if rates fall. We estimate the adjustable rate holdings also have the price sensitivity of a 3-year Treasury, although this is more difficult to project on adjustable rate holdings than on fixed rate holdings.

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

FASB 115 requires banks to maintain separate investment portfolios for Held-To-Maturity, Available-For-Sale, and Trading Account Investments. As of March 31, 2001 approximately 10% of the total portfolio was placed in the Held-To-Maturity account. The remaining 90% was booked in the Available-For-Sale account. FASB 115 requires banks to Mark to Market the Available for Sale and Trading Account Investments at the end of each calendar quarter. Held-To-Maturity Account Investments are stated at amortized cost on the balance sheet. Mark to Market resulted in a positive capital entry of $5,000 during the quarter ended 3/31/00.

Maturities in the portfolio are made up of 3% within one year, 43% after one year and within five years, and 20% after five years. Policy provides for 20% maturities on an annual basis. Maturities were extended from 5 to 10 years on most securities purchased after 1995. Management made a conscious effort to extend maturities for a higher yield on the portfolio. Securities purchased with extended maturities bear call features ranging from 1 to 3 years. Due to the present interest rate environment, no securities are expected to be called in the next 12 months. Maturities on investments purchased are structured to meet loan demand as well as projected changes in interest rates.

First Citizens National Bank engaged in derivative activity as defined of FASB 133 (reference footnote 16).

Investment Securities
March 31, 2001
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 0	$ 0
U.S. Government agency and corporation obligations	7,513	7,548	60,343	60,762

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,644	1,690	11,971	12,398
U.S. Securities:
Debt Securities	0	0	5,970	6,052
Equity Securities (including Federal Reserve stock)	0	0	3,525	3,560
Foreign securities:
Debt Securities	0	0	0	0
Equity Securities	0	0	0	0

Total	$ 9,157	$ 9,238	$ 81,809	$ 82,772

Investment Securities
Unrealized Gains/(Losses)
March 31, 2001
	Unrealized Gains	Unrealized Losses	Net Gains/ Losses
U.S. Treasury Securities	$ 0	$ 0	$ 0
Obligations of U.S. Government Agencies & Corp.	518	99	419
Obligations of States and Political Subdivisions	438	10	428
Other Securities	85	4	81
Total	$ 1,041	$ 113	$ 928

Maturity and Yield on Securities March 31, 2001
(in thousands)
Maturing
			After One Year		After Five Years
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and Government Agencies	$ 33,412	5.96%	$ 30,679	6.26%	$ 3,765	6.13%	$ 419	6.15%
State and Political Subdivisions*	771	7.77%	2,939	7.43%	9,744	7.34%	588	7.61%
All Others	0	0%	6,097	5.85%	3,515	5.50%	0	0%
TOTALS	$ 34,183	5.89%	$ 39,715	6.28%	$ 17,024	6.69%	$ 1,007	7.02%
	======	=====	======	====	=====	====	=====	====

* Yields on tax free investments are stated herein on a taxable equivalent basis.

RETURN ON EQUITY AND ASSETS

The table below presents for Bancshares certain operating ratios for the quarters ending March 31st: (Not Annualized)

	2001	2000	1999	1998	1997
Percentage of Net Income to:
Average Total Assets	.21%	.31%	.29%	.32%	.32%
Average Shareholders' Equity	2.22%	3.30%	3.15%	3.31%	3.39%
Percentage of Dividends Declared Per
Common Share to Net Income	87.14%	57.53%	51.80%	35.29%	27.04%
Percentage of Average Shareholders'
Equity to Average Total Assets	9.52%	9.45%	10.00%	10.63%	10.14%

Ratios for first quarter, 2001 reflect a positioning of the company for future asset growth and earnings potential. Efforts in the years of 1998 and 1999 reflect acquired assets totaling $110 million. Diversification of the income stream has been underway to position the Bank for increased earnings beyond net interest margins. The efficiency ratio for the years 2000, 1999 and 1998 are 63%, 62% and 60% respectively. This ratio increased to 67% at quarter end 3/31/01. The increase from 2000 is a result of the decrease in net interest margins. The increase is primarily due to the purchase of Bank of Troy and First Volunteer from 1998 to 2000. Going forward we will continue to maximize efficiencies to achieve peer ratios of 60 percent. The company's strategic plan addresses objectives to sustain improved earnings, maintain a quality loan and investment portfolio and to maintain market share by providing amazing customer service. The Bank's management and employees are rewarded with incentive compensation based on various factors including the level of ROA achieved at year end. A return on assets of 2.00% is required if maximum benefits are to be realized. A 50/50 partnership was established with a thriving local insurance agency to open White and Associates/First Citizens Insurance Agency in February 1998. In 1999, a title insurance company was established and a full time insurance agent was placed at the Ripley office. Revenue generated from fee income enhanced the ROA in 1999. ROA at 03/31/01 was down at .86% compared to 1.25% in 2000.

The primary source of earnings for Bancshares continues to be net interest income. A comparison generated from this source reflects a decrease of $346,000 to $4,301,000 for first quarter 2001 in comparison to $4,647,000 for first quarter in 2000. Earnings for the prior years under comparison were a result of decreased loan volume. Yields on interest earnings assets, i.e. loans and investments decreased from 4.56 in 2000 to 4.03 in 2001, while cost on interest bearing liabilities increased from 4.49 to 5.08. Reduced funding cost is attributable to utilization of Federal Home Loan Bank as an alternative source of funds. As a result, we are better able to manage the cost of funds and maintain net interest margins to acceptable levels .

The percentage of net income to average total assets for the quarters under review are .21% (2001), .31% (2000), and .29%(1999). Average Shareholders equity was 2.22%, 3.30%, and 3.15% for the same time period. The percentage of average shareholders equity to average total assets for first quarter 2001, 2000, and 1999 was 9.52%, 9.45%, and 10.00% respectively.

Total Shareholder's equity (including Loan Loss Reserve) of First Citizens Bancshares as of 3/31/01 was $47.8 million compared to $44.5 million at 12/31/00.

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

In 1998, the Employee Stock Ownership Plan entered into a loan agreement in the amount of $2,000,000 to fund the purchase of unissued stock. The stock will be utilized to satisfy future allocations to plan participants in accordance with the plan document approved by the Board of Directors. The balance remaining on the ESOP loan is $722,000 at 3/31/01.

In the year 2000, per share price of bank stocks experienced tremendous pressure. Bancshares stock is not publicly traded on any exchange and has initially escaped the level of volatility that impacted stock prices of even the best performing banks. Uncertainty of the future direction of interest rates, a decrease in merger and acquisition activity and a decline in bank earnings have combined to dampen the enthusiasm of investors and create an unstable stock market. Bancshares stock traded at $30.00 per share through December 1999, then fell to $24.00 per share, first quarter 2000 and $19.00 per share first quarter 2001. Book value of Bancshares stock experienced a 7.19% increase when comparing book value at quarter end 2001 of $12.88 to the same time period in 2000 of $12.02. Earnings per share were down approximately 28% or .11 cents per share reflecting pressure on net-income of First Citizens National Bank and subsidiaries. Net income was $1,066,000 compared to $1,474,000 in 2000. Return on average assets was .86% compared to 1.25% quarter-end 2000. Return on average equity was 9.13% compared to 13.37% for the same time period in 2000. Record earnings were posted first quarter 2000. Earnings pressure in 2001 has been a direct result of uncertain economic conditions and increased allocations made to the Loan Loss Reserve discussed in more detail in the Loan section of this report.

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

  Significant increases in reliance on wholesale funding.
  Significant increases in large certificates of deposit, brokered deposits, or deposits with interest rates higher than the market.
  Mismatched funding - funding long-term assets with short-term liabilities or short-term assets with long-term liabilities.
  Significant increases in borrowings.
  Significant increases in dependence on funding sources other than core deposits.
  Reduction in borrowing lines by correspondent banks.
  Increases in cost of funds.
  Declines in levels of core deposits.
  Significant decreases in short-term investments.

Liquidity continues to be a concern in 2001. First Citizens will continue to seek alternative funding sources that are conducive to the bank's net interest margin strategies. The following table reflects First Citizens position as of March 31, 2001 in comparison to the OCC Liquidity Benchmarks.

Actual
OCC Liquidity Benchmark	3/31/01

Short Term Liabilities/Total Assets > 20%	21.97%
On Hand Liquidity to Total Liabilities < 8%	10.47%
Loan to Deposits < 80%	90.58%
Wholesale Funds/Total Sources > 15%	14.91%
Non Core Funding Dependence > 20%	76.77%

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

Interest Rate Risk
March 31, 2001
(in thousands)

Tier Capital		$ 43,113

Projected 12 Month Exposure	Rate Moves	Current	Possible
Net Interest Income Levels	In Basis Pts	Position	Scenarios	Variance
Declining 4	-400	$ 17,234	$ 17,291	$ 57
Declining 3	-300	17,234	17,929	695
Declining 2	-200	17,234	18,407	1,173
Declining 1	-100	17,234	18,231	997
Most Likely - Base	-25	17,234	17,234	0
Rising 1	100	17,234	16,046	(1,188)
Rising 2	200	17,234	14,876	(2,358)
Rising 3	300	17,234	14,634	(2,600)
Rising 4	400	17,234	14,387	(2,847)

	Tier 1	% of Net Int	% of Net Int
	Capital at Risk	Income Actual	Income Policy

Declining 4.13%		.33%	20.00%
Declining 3	1.61%	4.03%	20.00%
Declining 2	2.72%	6.81%	20.00%
Declining 1	2.31%	5.79%	10.00%
Most Likely - Base	0.00%	0.00%	0.00%
Rising 1	-2.76%	-6.89%	-10.00%
Rising 2	-5.47%	-13.68%	-25.00%
Rising 3	-6.03%	-15.09%	-25.00%
Rising 4	-6.60%	-16.52%	-30.00%

Net Interest Income as presented in the preceding table assumes that interest rates would change immediately on the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen. The 100-400 moving scenarios are presented to show what would happen if rates rose immediately (100-400 basis points).

The rising rage scenarios will dilute First Citizens net income because the bank's liabilities reprice faster than its assets. In a rising rate cycle, non-maturity deposits will not reprice until a 150 or 300 basis point rise takes place. In a declining rate cycle, non-maturity deposits will reprice with the market conditions until the deposits hit a floor position. A 200 basis point rise in rates would cause earnings to decrease because liaiblities would reprice quicker than rate sensitive assets.

Scenarios down 300 and 400 reflect a diminishing return impact due to a floor for declining rates. Rates are not likely to continue downward past a certain point on the liability side, thereby reducing net interest income.

CONDENSED GAP REPORT
CURRENT BALANCES
03/30/01
(in thousands)
	O/N	O/N	0-3	0-3	3-12	3-12
	BAL	RATE	MONTHS BAL	RATE	MONTHS BAL	RATE
Assets:
Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
Total Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
US Treasury	0.00	0.00	0.00	0.00	0.00	0.00
US Agency	0.00	0.00	23,885.31	6.01	7,538.58	5.86
MBS	0.00	0.00	513.29	5.86	1,474.63	5.87
Agency	0.00	0.00	24,398.60	6.00	9,013.22	5.86
Municipals	0.00	0.00	395.04	4.59	376.29	5.75
Corp & Others	0.00	0.00	0.00	0.00	0.00	0.00
Equities	0.00	0.00	0.00	0.00	0.00	0.00
Unrealized G/L	0.00	0.00	0.00	0.00	0.00	0.00
Total Investments	0.00	0.00	24,793.63	5.98	9,389.51	5.86
Fed Funds Sold	0.00	0.00	14,593.64	4.75	0.00	0.00
Fed Funds Sold-Balance	0.00	0.00	0.00	0.00	0.00	0.00
Total Fed Funds Sold	0.00	0.00	14,593.64	4.75	0.00	0.00
Commercial Variable	0.00	0.00	12,186.65	8.23	8,066.69	7.66
Commercial Fixed	0.00	0.00	7,059.88	8.96	14,596.51	9.14
Contra Loans- Troy	0.00	0.00	(15.50)	8.30	0.00	0.00
Floor	0.00	0.00	235.02	0.00	0.00	0.00
Unearned	0.00	0.00	0.00	0.00	0.00	0.00
Total Commercial	0.00	0.00	19,466.05	8.40	22,663.20	8.62
Real Estate Variable	0.00	0.00	16,267.53	8.35	7,168.06	9.03
Real Estate Fixed	0.00	0.00	20,139.14	8.72	45,373.56	8.75
Home Equity +1	0.00	0.00	7,377.16	9.00	0.00	0.00
Home Equity +2	0.00	0.00	2,838.72	9.02	0.00	0.00
Home Equity	0.00	0.00	10,215.88	9.01	0.00	0.00
Secondary Mortgage	0.00	0.00	2,526.42	7.30	0.00	0.00
Total Real Estate	0.00	0.00	49,148.97	8.58	52,541.62	8.78
Installment Variable	0.00	0.00	81.28	8.64	75.14	7.87
Installment Fixed	0.00	0.00	3,813.00	10.00	13,069.39	9.81
Finance Company - 78s	0.00	0.00	0.00	0.00	0.00	0.00
Total Installment	0.00	0.00	3,894.28	9.97	13,144.52	9.80
Credit Cards	0.00	0.00	2,354.09	12.96	0.00	0.00
Overdrafts	0.00	0.00	564.59	0.00	0.00	0.00
Total Other Loans	0.00	0.00	2,918.68	10.45	0.00	0.00
Total Loans	0.00	0.00	75,427.98	8.68	88,349.35	8.89
Loan Loss Reserve	0.00	0.00	0.00	0.00	0.00	0.00
Total Net Loans	0.00	0.00	75,427.98	8.68	88,349.35	8.89
Building, Furniture & Fixtures	0.00	0.00	0.00	0.00	0.00	0.00
Other Real Estate	0.00	0.00	0.00	0.00	0.00	0.00
Other Assets	0.00	0.00	0.00	0.00	0.00	0.00
Total Assets	0.00	0.00	114,815.25	7.60	97,738.85	8.60

Liabilities:
Demand	0.00	0.00	0.00	0.00	0.00	0.00
Total Demand	0.00	0.00	0.00	0.00	0.00	0.00
Regular	0.00	0.00	0.00	0.00	4,307.97	3.00
NOW	0.00	0.00	0.00	0.00	8,727.63	1.50
Business	0.00	0.00	0.00	0.00	77.50	1.50
IMF	0.00	0.00	0.00	0.00	2,599.43	1.50
First Rate	0.00	0.00	0.00	0.00	8,613.07	4.00
Wall Street	30,259.85	4.25	0.00	0.00	0.00	0.00
Dogwood	0.00	0.00	0.00	0.00	1,810.70	1.50
Total Savings	30,259.85	4.25	0.00	0.00	26,136.29	2.57
CD 1-3 Months	0.00	0.00	28,931.06	5.26	20.00	5.50
CD 3-6 Months	0.00	0.00	5,445.53	5.13	14.28	4.25
CD 6-12 Months	0.00	0.00	14,175.37	6.03	17,648.79	5.45
CD 13 Months	0.00	0.00	8,628.49	6.04	7,587.90	5.88
CD 1-2 Years	0.00	0.00	12,444.06	6.15	76,129.78	6.42
CD 2-5 Years	0.00	0.00	361.39	5.47	486.40	5.30
CD 5 + Years	0.00	0.00	40.00	5.30	656.56	5.96
Total CD	0.00	0.00	70,025.89	5.66	102,543.71	6.21

CONDENSED GAP REPORT
CURRENT BALANCES
03/30/01
(in thousands)
	O/N	O/N	0-3	0-3	3-12	3-12
	BAL	RATE	MONTHS BAL	RATE	MONTHS BAL	RATE
IRA Savings	0.00	0.00	0.00	0.00	0.00	0.00
IRA 1-2 Years	0.00	0.00	3,286.36	5.70	13,079.73	6.06
IRA 2-5 Years	0.00	0.00	88.62	4.96	322.85	5.02
IRA 5 + Years	0.00	0.00	50.86	4.00	253.20	5.76
Total IRA	0.00	0.00	3,425.85	5.65	13,655.78	6.03
Christmas Club	0.00	0.00	0.00	0.00	320.94	2.50
Total Time	0.00	0.00	73,451.74	5.66	116,520.43	6.18
Total Deposits	30,259.85	4.25	73,451.74	5.66	142,656.73	5.52
Fed Funds Purchased - Balance	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Purchased	1,025.00	4.13	0.00	0.00	0.00	0.00
TT & L	463.84	3.45	0.00	0.00	0.00	0.00
Securities Sold-Sweep	6,545.28	3.05	0.00	0.00	0.00	0.00
Securities Sold - Fixed	0.00	0.00	4,742.87	5.48	4,094.78	6.52
FHLB Short Term	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term Fixed	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Libor	0.00	0.00	1,500.00	5.14	0.00	0.00
FHLB Long Term-Callable	0.00	0.00	0.00	0.00	0.00	0.00
Note Payable-Finance-FCNB	0.00	0.00	0.00	0.00	0.00	0.00
Note Payable-Finance GE	0.00	0.00	0.00	0.00	0.00	0.00
Total Borrowing	8,034.12	3.21	6,242.87	5.40	4,094.78	6.52
Other Liabilities	0.00	0.00	0.00	0.00	0.00	0.00
Total Other Liabilities	8,034.12	3.21	6,242.87	5.40	4,094.78	6.52
Total Liabilities	38,293.97	4.03	79,694.61	5.64	146,751.51	5.54

Equity:
Retained Earnings	0.00	0.00	0.00	0.00	0.00	0.00
Stock, Surplus, PIC	0.00	0.00	0.00	0.00	0.00	0.00
Unrealized Gains/(Losses) Mortgage	0.00	0.00	0.00	0.00	0.00	0.00
YTD NET INCOME	0.00	0.00	0.00	0.00	0.00	0.00
Total Equity	0.00	0.00	0.00	0.00	0.00	0.00

Total Liability/Equity	38,293.97	4.03	79,694.61	5.64	146,751.51	5.54

Period Gap	(38,293.97)	0.00	35,120.64	0.00	(49,012.66)	0.00
Cumulative Gap	(38,293.97)	0.00	(3,173.33)	0.00	(52,185.98)	0.00
RSA/RSL	0.00	0.00	1.44	0.00	0.67	0.00

Off Balance Sheet:
Total Off Balance Sheet	0.00	0.00	0.00	0.00	0.00	0.00

Period Gap	(38,293.97)	0.00	35,120.64	0.00	(49,012.66)	0.00
Cumulative Gap	(38,293.97)	0.00	(3,173.33)	0.00	(52,185.98)	0.00
RSA/RSL	0.00	0.00	1.44	0.00	0.67	0.00

CONDENSED GAP REPORT
CURRENT BALANCES
03/30/01
(in thousands)
	1-3	1-3	3-5	3-5	5-10	5-10
	YEARS BAL	YEARS RATE	YEARS BAL	YEARS RATE	YEARS BAL	YEARS RATE
Assets:
Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
Total Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
US Treasury	0.00	0.00	0.00	0.00	0.00	0.00
US Agency	10,140.80	5.97	5,992.40	6.54	1,343.63	6.16
MBS	7,023.06	6.54	7,522.35	6.19	2,420.87	6.12
Agency	17,163.87	6.20	13,514.75	6.34	3,764.50	6.13
Municipals	1,502.68	4.84	1,435.74	4.97	9,743.93	4.85
Corp & Others	5,980.04	5.85	0.00	0.00	0.00	0.00
Equities	0.00	0.00	3,514.50	5.50	0.00	0.00
Unrealized G/L	0.00	0.00	0.00	0.00	0.00	0.00
Total Investments	24,646.58	6.04	18,464.99	6.08	13,508.43	5.21
Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Sold-Balance	0.00	0.00	0.00	0.00	0.00	0.00
Total Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	0.00
Commercial Variable	0.00	0.00	0.00	0.00	0.00	0.00
Commercial Fixed	12,426.72	8.93	7,886.31	9.18	1,021.49	7.70
Contra Loans - Troy	0.00	0.00	0.00	0.00	607.50	8.50
Floor	0.00	0.00	0.00	0.00	0.00	0.00
Unearned	0.00	0.00	0.00	0.00	0.00	0.00
Total Commercial	12,426.72	8.93	7,886.31	9.18	1,628.99	8.00
Real Estate Variable	3,409.69	9.15	1,524.73	8.99	0.00	0.00
Real Estate Fixed	92,781.72	8.52	43,076.24	8.27	0.00	0.00
Home Equity +1	0.00	0.00	0.00	0.00	0.00	0.00
Home Equity +2	0.00	0.00	0.00	0.00	0.00	0.00
Home Equity	0.00	0.00	0.00	0.00	0.00	0.00
Secondary Mortgage	0.00	0.00	0.00	0.00	0.00	0.00
Total Real Estate	96,191.41	8.54	44,600.97	8.29	0.00	0.00
Installment Variable	11.42	7.75	13.51	7.75	0.00	0.00
Installment Fixed	15,797.84	9.80	4,047.67	9.38	240.02	9.76
Finance Company - 78s	0.00	0.00	0.00	0.00	0.00	0.00
Total Installment	15,809.26	9.79	4,061.18	9.38	240.02	9.76
Credit Cards	0.00	0.00	0.00	0.00	0.00	0.00
Overdrafts	0.00	0.00	0.00	0.00	0.00	0.00
Total Other Loans	0.00	0.00	0.00	0.00	0.00	0.00
Total Loans	124,427.39	8.74	56,548.46	8.49	1,869.01	8.22
Loan Loss Reserve	0.00	0.00	0.00	0.00	0.00	0.00
Total Net Loans	124,427.39	8.74	56,548.46	8.49	1,869.01	8.22
Building, Furniture & Fixtures	0.00	0.00	0.00	0.00	0.00	0.00
Other Real Estate	0.00	0.00	0.00	0.00	0.00	0.00
Other Assets	0.00	0.00	0.00	0.00	0.00	0.00
Total Assets	149,073.97	8.29	75,013.45	7.90	15,377.43	5.58

Liabilities:
Demand	0.00	0.00	0.00	0.00	0.00	0.00
Total Demand	0.00	0.00	0.00	0.00	0.00	0.00
Regular	8,615.94	3.00	4,307.97	3.00	4,307.97	3.00
NOW	17,455.26	1.50	8,727.63	1.50	8,727.63	1.50
Business	154.99	1.50	77.50	1.50	77.50	1.50
IMF	2,599.43	1.50	0.00	0.00	0.00	0.00
First Rate	8,613.07	4.00	0.00	0.00	0.00	0.00
Wall Street	0.00	0.00	0.00	0.00	0.00	0.00
Dogwood	3,621.40	1.50	1,810.70	1.50	1,810.70	1.50
Total Savings	41,060.09	2.34	14,923.80	1.93	14,923.80	1.93
CD 1-3 Months	11.96	6.50	0.00	0.00	0.00	0.00
CD 3-6 Months	0.00	0.00	0.00	0.00	0.00	0.00
CD 6-12 Months	0.00	0.00	0.00	0.00	0.00	0.00
CD 13 Months	2,964.60	5.01	0.00	0.00	0.00	0.00
CD 1-2 Years	11,976.39	5.55	0.00	0.00	0.00	0.00
CD 2-5 Years	4,126.29	6.09	44.64	6.40	0.00	0.00
CD 5 + Years	2,107.26	5.57	1,496.29	6.21	10.02	4.75
Total CD	21,186.51	5.58	1,540.93	6.21	10.02	4.75

CONDENSED GAP REPORT
CURRENT BALANCES
03/30/01
(in thousands)
	1-3	1-3	3-5	3-5	5-10	5-10
	YEARS BAL	YEARS RATE	YEARS BAL	YEARS RATE	YEARS BAL	YEARS RATE
IRA Savings	0.00	0.00	0.00	0.00	72.10	3.00
IRA 1-2 Years	2,328.88	5.47	28.73	5.85	0.00	0.00
IRA 2-5 Years	1,294.06	5.80	0.00	0.00	0.00	0.00
IRA 5 + Years	1,657.34	5.73	1,226.50	5.91	0.00	0.00
Total IRA	5,280.28	5.63	1,255.24	5.91	72.10	3.00
Christmas Club	0.00	0.00	0.00	0.00	0.00	0.00
Total Time	26,466.79	5.59	2,796.17	6.08	82.11	3.21
Total Deposits	67,526.88	3.61	17,719.96	2.59	15,005.91	1.94
Fed Funds Purchased - Bal	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Purchased	0.00	0.00	0.00	0.00	0.00	0.00
TT & L	0.00	0.00	0.00	0.00	0.00	0.00
Securities Sold-Sweep	0.00	0.00	0.00	0.00	0.00	0.00
Securities Sold - Fixed	155.01	6.65	0.00	0.00	0.00	0.00
FHLB Short Term	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term Fixed	0.00	0.00	0.00	0.00	1,842.34	5.81
FHLB Libor	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term-Callable	0.00	0.00	0.00	0.00	46,500.00	5.61
Note Payable-Finance-FCNB	0.00	0.00	0.00	0.00	0.00	0.00
Note Payable-Finance GE	0.00	0.00	0.00	0.00	0.00	0.00
Total Borrowings	155.01	6.65	0.00	0.00	48,342.34	5.61
Other Liabilities	0.00	0.00	0.00	0.00	0.00	0.00
Total Other Liabilities	155.01	6.65	0.00	0.00	48,342.34	5.61
Total Liabilities	67,681.89	3.62	17,719.96	2.59	63,348.25	4.74

Equity:
Retained Earnings	0.00	0.00	0.00	0.00	0.00	0.00
Stock, Surplus, PIC	0.00	0.00	0.00	0.00	0.00	0.00
Unrealized Gains/(Losses) Mortgage	0.00	0.00	0.00	0.00	0.00	0.00
YTD NET INCOME	0.00	0.00	0.00	0.00	0.00	0.00
Total Equity	0.00	0.00	0.00	0.00	0.00	0.00

Total Liability/Equity	67,681.89	3.62	17,719.96	2.59	63,348.25	4.74

Period Gap	81,392.08	0.00	57,293.49	0.00	(47,970.82)	0.00
Cumulative Gap	29,206.10	0.00	86,499.59	0.00	38,528.77	0.00
RSA/RSL	2.20	0.00	4.23	0.00	.24	0.00

Off Balance Sheet:
Total Off Balance Sheet	0.00	0.00	0.00	0.00	0.00	0.00

Period Gap	81,392.08	0.00	57,293.49	0.00	(47,970.82)	0.00
Cumulative Gap	29,206.10	0.00	86,499.59	0.00	38,528.77	0.00
RSA/RSL	2.20	0.00	4.23	0.00	.24	0.00

CONDENSED GAP REPORT
CURRENT BALANCES
03/30/01
(in thousands)
	10-15	10-15	15+	15+	NON-
	YEARS BAL	YEARS RATE	YEARS BAL	YEARS RATE	SENSITIVE BAL	TOTAL
Assets:
Cash and Due From	0.00	0.00	0.00	0.00	17,565.15	17,565.15
Total Cash and Due From	0.00	0.00	0.00	0.00	17,565.15	17,565.15
US Treasury	0.00	0.00	0.00	0.00	0.00	0.00
US Agency	0.00	0.00	0.00	0.00	0.00	48,900.72
MBS	0.00	0.00	0.00	0.00	0.00	18,954.20
Agency	0.00	0.00	0.00	0.00	0.00	67,854.92
Municipals	159.40	4.15	0.00	0.00	0.00	13,613.08
Corp & Others	0.00	0.00	0.00	0.00	0.00	5,980.04
Equities	0.00	0.00	0.00	0.00	0.00	3,514.50
Unrealized G/L	0.00	0.00	0.00	0.00	(200.00)	(200.00)
Total Investments	159.40	4.15	0.00	0.00	(200.00)	90,762.54
Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	14,593.64
Fed Funds Sold-Balance	0.00	0.00	0.00	0.00	0.00	0.00
Total Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	14,593.64
Commercial Variable	0.00	0.00	0.00	0.00	0.00	20,253.34
Commercial Fixed	283.34	9.53	383.57	9.51	0.00	43,657.83
Contra Loans - Troy	0.00	0.00	0.00	0.00	0.00	592.00
Floor	0.00	0.00	0.00	0.00	0.00	235.02
Unearned	0.00	0.00	0.00	0.00	0.00	0.00
Total Commercial	283.34	9.53	383.57	9.51	0.00	64,738.20
Real Estate Variable	0.00	0.00	0.00	0.00	0.00	28,370.00
Real Estate Fixed	0.00	0.00	0.00	0.00	0.00	201,370.66
Home Equity +1	0.00	0.00	0.00	0.00	0.00	7,377.16
Home Equity +2	0.00	0.00	0.00	0.00	0.00	2,838.72
Home Equity	0.00	0.00	0.00	0.00	0.00	10,215.88
Secondary Mortgage	0.00	0.00	0.00	0.00	0.00	2,526.42
Total Real Estate	0.00	0.00	0.00	0.00	0.00	242,482.97
Installment Variable	0.00	0.00	0.00	0.00	0.00	181.35
Installment Fixed	21.43	10.00	0.00	0.00	0.00	36,989.34
Finance Company - 78s	0.00	0.00	0.00	0.00	0.00	0.00
Total Installment	21.43	10.00	0.00	0.00	0.00	37,170.69
Credit Cards	0.00	0.00	0.00	0.00	0.00	2,354.09
Overdrafts	0.00	0.00	0.00	0.00	0.00	564.59
Total Other Loans	0.00	0.00	0.00	0.00	0.00	2,918.68
Total Loans	304.77	9.56	383.57	9.51	0.00	347,310.53
Loan Loss Reserve	0.00	0.00	0.00	0.00	(3,758.82)	(3,758.82)
Total Net Loans	304.77	9.56	383.57	9.51	(3,758.82)	343,551.72
Building, Furniture & Fixtures	0.00	0.00	0.00	0.00	13,572.03	13,572.03
Other Real Estate	0.00	0.00	0.00	0.00	431.44	431.44
Other Assets	0.00	0.00	0.00	0.00	19,469.96	19,469.96
Total Other Assets	0.00	0.00	0.00	0.00	33,473.43	33,473.43
Total Assets	464.18	7.70	383.57	9.51	47,079.76	499,946.47

Liabilities:
Demand	0.00	0.00	0.00	0.00	39,054.08	39,054.08
Total Demand	0.00	0.00	0.00	0.00	39,054.08	39,054.08
Regular	0.00	0.00	0.00	0.00	0.00	21,539.86
NOW	0.00	0.00	0.00	0.00	0.00	43,638.14
Business	0.00	0.00	0.00	0.00	0.00	387.49
IMF	0.00	0.00	0.00	0.00	0.00	5,198.85
First Rate	0.00	0.00	0.00	0.00	0.00	17,226.14
Wall Street	0.00	0.00	0.00	0.00	0.00	30,259.85
Dogwood	0.00	0.00	0.00	0.00	0.00	9,053.50
Total Savings	0.00	0.00	0.00	0.00	0.00	127,303.82
CD 1-3 Months	0.00	0.00	0.00	0.00	0.00	28,963.02
CD 3-6 Months	0.00	0.00	0.00	0.00	0.00	5,459.81
CD 6-12 Months	0.00	0.00	0.00	0.00	0.00	31,824.17
CD 13 Months	0.00	0.00	0.00	0.00	0.00	19,180.99
CD 1-2 Years	0.00	0.00	0.00	0.00	0.00	100,550.23
CD 2-5 Years	0.00	0.00	0.00	0.00	0.00	5,018.73
CD 5 + Years	0.00	0.00	0.00	0.00	0.00	4,310.13
Total CD	0.00	0.00	0.00	0.00	0.00	195,307.07

CONDENSED GAP REPORT
CURRENT BALANCES
03/30/01
(in thousands)
	10-15	10-15	15+	15+	NON-
	YEARS BAL	YEARS RATE	YEARS BAL	YEARS RATE	SENSITIVE BAL	TOTAL
IRA Savings	0.00	0.00	0.00	0.00	0.00	72.10
IRA 1-2 Years	0.00	0.00	0.00	0.00	0.00	18,723.71
IRA 2-5 Years	0.00	0.00	0.00	0.00	0.00	1,705.53
IRA 5 + Years	0.00	0.00	0.00	0.00	0.00	3,187.90
Total IRA	0.00	0.00	0.00	0.00	0.00	23,689.24
Christmas Club	0.00	0.00	0.00	0.00	0.00	320.94
Total Time	0.00	0.00	0.00	0.00	0.00	219,317.25
Total Deposits	0.00	0.00	0.00	0.00	39,054.08	385,675.15
Fed Funds Purchased - Bal	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Purchased	0.00	0.00	0.00	0.00	0.00	1,025.00
TT & L	0.00	0.00	0.00	0.00	0.00	463.84
Securities Sold-Sweep	0.00	0.00	0.00	0.00	0.00	6,545.28
Securities Sold - Fixed	0.00	0.00	0.00	0.00	0.00	8,992.67
FHLB Short Term	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term Fixed	0.00	0.00	0.00	0.00	0.00	1,842.34
FHLB Libor	0.00	0.00	0.00	0.00	0.00	1,500.00
FHLB Long Term-Callable	0.00	0.00	0.00	0.00	0.00	46,500.00
Note Payable-Finance-FCNB	0.00	0.00	0.00	0.00	0.00	0.00
Note Payable-Finance GE	0.00	0.00	0.00	0.00	0.00	0.00
Total Borrowings	0.00	0.00	0.00	0.00	0.00	66,869.13
Other Liabilities	0.00	0.00	0.00	0.00	1,141.38	1,141.38
Total Other Liabilities	0.00	0.00	0.00	0.00	1,141.38	68,010.51
Total Liabilities	0.00	0.00	0.00	0.00	40,195.46	453,685.66

Equity:
Retained Earnings	0.00	0.00	0.00	0.00	28,891.83	28,891.83
Stock, Surplus, PIC	0.00	0.00	0.00	0.00	17,032.34	17,032.34
Unrealized Gains/(Losses)	0.00	0.00	0.00	0.00	(323.13)	(323.13)
YTD NET INCOME	0.00	0.00	0.00	0.00	659.76	659.76
Total Equity	0.00	0.00	0.00	0.00	46,260.80	46,260.80

Total Liability/Equity	0.00	0.00	0.00	0.00	(86,456.26)	499,946.45

Period Gap	464.18	0.00	383.57	0.00	(39,376.56)	0.00
Cumulative Gap	38,992.94	0.00	39,376.52	0.00	(0.02)	0.00
RSA/RSL	0.00	0.00	0.00	0.00	0.54	0.00

Off Balance Sheet:
Total Off Balance Sheet	0.00	0.00	0.00	0.00	0.00	0.00

Period Gap	464.18	0.00	383.57	0.00	(39,376.50)	0.00
Cumulative Gap	38,992.94	0.00	39,376.52	0.00	0.02	0.00
RSA/RSL	0.00	0.00	0.00	0.00	0.54	0.00

CONDENSED GAP REPORT
CURRENT BALANCES
03/30/01
(in thousands)
TOTAL RATE
Assets:
Cash and Due From	0.00
Total Cash and Due From	0.00
US Treasury	0.00
US Agency	6.05
MBS	6.28
Agency	6.11
Municipals	4.87
Corp & Others	5.85
Equities	5.50
Unrealized G/L	0.00
Total Investments	5.90
Fed Funds Sold	4.75
Fed Funds Sold-Balance	0.00
Total Fed Funds Sold	4.75
Commercial Variable	8.01
Commercial Fixed	9.03
Contra Loans - Troy	8.51
Floor	0.00
Unearned	0.00
Total Commercial	8.67
Real Estate Variable	8.65
Real Estate Fixed	8.53
Home Equity +1	9.00
Home Equity +2	9.02
Home Equity	9.01
Secondary Mortgage	7.30
Total Real Estate	8.56
Installment Variable	8.20
Installment Fixed	9.78
Finance Company - 78s	0.00
Total Installment	9.77
Credit Cards	12.96
Overdrafts	0.00
Total Other Loans	10.45
Total Loans	8.72
Loan Loss Reserve	0.00
Total Net Loans	8.82
Building, Furniture & Fixtures	0.00
Other Real Estate	0.00
Other Assets	0.00
Total Assets	7.27

Liabilities:
Demand	0.00
Total Demand	0.00
Regular	3.00
NOW	1.50
Business	1.50
IMF	1.50
First Rate	4.00
Wall Street	4.25
Dogwood	1.50
Total Savings	2.75
CD 1-3 Months	5.26
CD 3-6 Months	5.13
CD 6-12 Months	5.71
CD 13 Months	5.82
CD 1-2 Years	6.29
CD 2-5 Years	5.97
CD 5 + Years	5.85
Total CD	5.94

CONDENSED GAP REPORT
CURRENT BALANCES
03/30/01
(in thousands)
TOTAL RATE
IRA Savings
IRA 1-2 Years	3.00
IRA 2-5 Years	5.92
IRA 5 + Years	5.61
Total IRA	5.77
Christmas Club	5.87
Total Time	2.50
Total Deposits	5.93
Fed Funds Purchased - Bal	4.28
Fed Funds Purchased	0.00
TT & L	4.13
Securities Sold-Sweep	3.45
Securities Sold - Fixed	3.05
FHLB Short Term	5.97
FHLB Long Term Fixed	0.00
FHLB Libor	5.81
FHLB Long Term-Callable	5.14
Note Payable-Finance-FCNB	5.61
Note Payable-Finance GE	0.00
Total Borrowings	0.00
Other Liabilities	5.36
Total Other Liabilities	0.00
Total Liabilities	5.27
4.43
Equity:
Retained Earnings
Stock, Surplus, PIC	0.00
Unrealized Gains/(Losses)	0.00
YTD NET INCOME	0.00
Total Equity	0.00
0.00
Total Liability/Equity
4.02
Period Gap
Cumulative Gap	0.00
RSA/RSL	0.00
0.00
Off Balance Sheet:
Total Off Balance Sheet
0.00
Period Gap
Cumulative Gap	0.00
RSA/RSL	0.00

NOTES TO THE GAP REPORT

  The gap report reflects interest sensitivity positions during a flat rate environment. These time frames could change if rates rise or fall.

  Repricing over-rides maturity in various time frames.

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

CAPITAL RESOURCES

Total shareholders' equity of First Citizens Bancshares as of March 31, 2001 was $47,850,000, compared to $46,889,000 at March 31, 2000. Capital as a percentage of total assets for the quarter ending March 31 is presented in the following table for the years indicated (excluding Loan Loss Reserves):

Leveraged Capital Ratio(s) as of March 31

2001	2000	1999	1998	1997
9.45%	9.43%	9.29%	9.10%	9.33%

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

A dividend of .25 cents per share was declared to shareholders of record as of February 15, 2001 payable March 15, 2001. Dividends paid to shareholders in 2000 were enhanced by a special dividend declared during fourth quarter. This process utilized in the past five years serves to raise payout ratios to levels targeted by the bank's capital plan. In addition a 4 for 1 stock split increased the numbers of shares outstanding to 3,194,544 as of 12/31/99. Dividend payouts for each year under comparison were 1.00 in 2000, .90 cents in 1999, .75 cents in 1998, and .50 cents in 1997.

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

The Risk-Based Capital Ratio as of 3/31/01 and 3/31/00, 13.65% and 14.25% respectively reflect ratios significantly above the 8.00% required by regulation. A comparison of Risked-based Capital ratio of 12.3% in 1998 to 14.32% in 1997 reflects the purchase of Bank of Troy, funded in part by existing capital totaling $5.5 million. Growth in Bancshares Capital will be maintained through Retained Earnings. There is no reason to assume that income levels will not be sufficient to maintain an adequate capital ratio.

Risk-Based Capital Ratio(s) as of March 31

2001	2000	1999	1998	1997
13.65%	14.25%	13.02%	12.23%	14.32%

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

Item 6(b) No reports on Form 8-K were filed for the quarter ended 3/31/01.

EX 20 -VOLUNTARY SCHEDULE - CERTAIN FINANCIAL INFORMATION
DATA STATED IN THOUSANDS

		FIRST QTR.	FIRST QTR.	TO DATE	TO DATE
REGULATION	STATEMENT CAPTION	2001	2000	2001	2000

5-02 (1)	Cash and Cash Items	33,675	16,448	33,675	16,448
5-02 (2)	Marketable Securities	91,929	99,626	91,929	99,626
5-02 (3) (b) (1)	Notes Receivable	349,153	325,350	349,153	325,350
5-02 (4)	Allowance for Doubtful Accounts	3,919	3,762	3,919	3,762

5-02 (15)	Total Assets	506,263	472,395	506,263	472,395

5-02 (24)	Other Liabilities	458,413	427,847	458,413	427,847
5-02 30	Common Stock (Net of Treasury Stock)	3,718	3,707	3,718	3,707
5-02 (31) (a) (2)	Additional Capital Other	15,302	15,047	15,302	15,047
5-02 (31) (a) (3) (ii)	Retained Earnings - Unappropriated	28,948	25,842	28,948	25,842
	Treasury Stock	(118)	(48)	(118)	(48)

5-03 (b) (1) (e)	Other Revenues	11,311	10,583	11,311	10,583

5-03 (b) (2) (e)	Cost of Revenues	4,624	4,118	4,624	4,118

5-03 (b) (8)	Interest and Amortization of Debt Discount	5,291	4,309	5,291	4,309

5-03 (b) (10)	Income Before Taxes and Other Items	1,396	2,156	1,396	2,156

5-03 (b) (11)	Income Tax Expense	330	682	330	682

5-03 (b) (14)	Income/Loss from Continuing Operations	1,066	1,474	1,066	1,474

5-03 (b) (19)	Net Income or Loss	1,066	1,474	1,066	1,474

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.

(Registrant)

Date: May 7, 2001                             STALLINGS LIPFORD
                                                           STALLINGS LIPFORD, CHAIRMAN

Date: May 7, 2001                             JEFF AGEE
                                                           JEFF AGEE, VICE PRESIDENT &                                                            CHIEF FINANCIAL OFFICER