Form 10-Q
period 2001-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2001-08-14
CIK 719264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months and (2) has been subject to such filing requirements for the past 90 days.        Yes   [X]     No

Of the registrant's only class of common stock (No par value) there were 3,705,853 shares outstanding as of June 30, 2001(net of treasury stock).

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
DYERSBURG, TENNESSEE
INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2001	2000*
	(Unaudited)

ASSETS
Cash and due from banks	$ 21,890	$ 19,123
Federal funds sold	7,532	4,804
Investment securities
Trading Investments stated at market	0	0
Held to maturity amortized cost fair value of $4,730 at June 30, 2001
and $16,626 at December 31, 2000	4,651	16,705
Available for sale stated at market	91,352	86,389
Loans (Excluding unearned income of $2,342 at June 30, 2001 and
$2,828 at December 31, 2000)	370,576	340,959
Less: Allowance for loan losses	3,886	3,763
Net Loans	366,690	337,196
Premises and equipment	14,007	14,024
Intangible Assets	3,800	3,959
Other Real Estate	1,216	318
Other assets	16,947	18,436

TOTAL ASSETS	$ 528,085	$ 500,954

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits	$ 397,413	$ 371,854
Securities sold under Agreements to Repurchase	13,089	15,674
Federal Funds Purchased & Other Short Term Borrowing	12,500	18,500
Long term debt	52,254	43,429
Notes Payable of Employee Stock Ownership Plan	232	808
Other liabilities	3,774	3,800

TOTAL LIABILITIES	$ 479,262	$ 454,065

Stockholders' Equity
Common stock, No par value:
10,000,000 authorized; 3,717,593 issued and outstanding
at June 30, 2001; 3,705,165 issued and outstanding
at December 31, 2000	$ 3,718	$ 3,718
Surplus	15,302	15,302
Retained earnings	29,835	29,095
Obligation of Employee Stock Ownership Plan	(232)	(808)
Accumulated Other Comprehensive Income	425	(371)
Total Common Stock and Retained Earnings	$ 49,048	$ 46,936

Less: 11,740 Treasury shares, at cost at June 30, 2001
and 2,382 shares at cost at December 31, 2000	(225)	(47)

TOTAL STOCKHOLDERS' EQUITY	$ 48,823	$ 46,889
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 528,085	$ 500,954
	==========	========
* Note: The balance sheet at December 31, 2000, has been taken from the audited financial statements at that date and condensed.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
INTEREST INCOME
Interest and fees on loans	$ 8,497	$ 7,819	$ 16,666	$ 15,310
Interest on investment securities:
Taxable	1,232	1,409	2,556	2,817
Tax-exempt	166	162	337	310
Other interest income - Federal funds sold	108	--	222	9
Other interest income - Checking	19	19	39	31
Lease financing income	--	--	--	--
Total Interest Income	10,022	9,409	19,820	18,477

INTEREST EXPENSE
Interest on deposits	4,105	3,839	8,398	7,477
Other interest expense	989	803	1,987	1,474
Total Interest Expense	5,094	4,642	10,385	8,951
Net Interest Income	4,928	4,767	9,435	9,526
Provision for Loan Losses	232	194	806	381
Net Interest Income after Provision	4,696	4,573	8,629	9,145

OTHER INCOME
Securities gains (losses)	75	--	94	--
Other income	1,685	1,479	3,179	2,994
Total Other Income	1,760	1,479	3,273	2,994

Other expenses	4,248	3,953	8,298	7,884
Net income before income taxes	2,208	2,099	3,604	4,255
Taxes	677	731	1,007	1,413
Net income	$ 1,531	$ 1,368	$ 2,597	$ 2,842
	=====	=====	=====	=====
Earnings per share	$ 0.41	$ 0.37	$ 0.70	$ 0.77
Weighted average number of shares outstanding	3,711,520	3,702,539	3,711.520	3,702.539

The accompanying notes are an integral part of these financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, STATED IN THOUSANDS)

	Six Months Ended
	June 30,	June 30,	June 30,
	2001	2000	1999
OPERATING ACTIVITIES
Net cash provided by operating activities	$ 1,659	$ 3,508	$ 2,069

INVESTING ACTIVITIES
Proceeds of maturities of held to
maturity securities	12,054	1,242	6,476
Purchase of held to maturity securities	0	0	(2,500)
Proceeds from maturities of available
for sale securities	51,339	1,827	6,637
Proceeds from sales of available for
sale securities	5,500	0	8,227
Purchase of available for sale securities	(61,782)	(4,225)	(16,200)
Increase in loans - net	(30,300)	(12,389)	(15,157)
Payment for purchase of Bank of Troy - net
of cash acquired	0	0	0
Purchase of premises and equipment	676	(1,676)	(2,125)
Net Cash provided by investing activities	(22,513)	(15,221)	(14,642)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and
Savings Accounts	7,370	(2,429)	(7,890)
Increase (Decrease) in Time Accounts	18,189	1,116	1,194
Increase (Decrease) in Long term Debt	8,825	12,835	5,360
Treasury Stock Transactions	(178)	181	112
Proceeds from Sale of Common Stock	0	278	485
Cash Dividends Paid	(1,857)	(1,697)	(1,410)
Net Increase (Decrease) in Short Term
Borrowings	(6,000)	345	1,041
Net Cash provided (used) by
Financing Activities	26,349	10,629	(1,108)

Increase (Decrease) in Cash and
Cash Equivalents	5,495	(1,084)	(13,681)

Cash and Cash Equivalents at beginning
of year	23,927	17,410	28,318
Cash and Cash Equivalents at end of year	29,422	16,326	14,637

Cash payments made for interest and income taxes during the years presented are as follows:

	2001	2000	1999
Interest	$ 10,714	$ 8,905	$8,856
Income Taxes	533	2,448	941

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (STATED IN THOUSANDS)

	2001	2000

Balance January 1	$ 46,889	$ 43,680
Net Income	2,597	2,842
Other Comprehensive Income:
Changes in Available for Sale Investments	838	(54)
Changes in Derivatives	(42)	--
Comprehensive Income	3,393	2,788

Cash Dividend Declared	(1,856)	(1,697)
Common Stock Issued	--	279
Common Stock Repurchased	(178)	181
Employee Stock Obligation	575	147

Balance Ending Period	$ 48,823	$ 45,378
	======	======

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
JUNE 30, 2001

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2001, the consolidated statements of income for the six month period ended June 30, 2001, 2000 and 1999, and the consolidated statements of cash flows for the six month period then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - ORGANIZATION

First Citizens Bancshares, Inc. is a Bank Holding Company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3 - CONTINGENT LIABILITIES

There are no material pending litigations as of the current reportable date that would result in a liability.

NOTE 4 - RESERVE FOR LOAN LOSSES

FASB 114 and 118 were implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

The following data reflects impaired totals and probably loss loan totals:

          Amount of Recorded Balance with a related allowance           $ 488
          Amount of Recorded Balance with no related allowance              82

           Impaired loan balance or recorded balance                           $ 570

Interest income recognized on impaired loans have been applied on a cash basis. Cash receipts are applied as cost recovery or principal recovery first. This is consistent with OCC Regulations.

First Citizens will continue to make sure the overall reserve is adequate in addition to the impaired loans.

NOTE 5 - FASB 130-COMPREHENSIVE INCOME

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

NOTE 6 - FASB'S 133, 137 AND 138 DERIVATIVES

FASB's 133, 137 and 138-FASB 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and derivatives used for hedging activities. It requires derivative to be reported as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fiar value of a derivative depends on the intended use of the derivative and the resulting designation. FASB 137 and 138 amended FASB 13. Our company used the derivative as a cash flow hedge. First Citizens hedged the "Benchmark Interest Rate." First Citizens has designated a Federal Home Loan Bank Variable Libor Borrowing to be hedged and effectively have locked in a fixed cost on the liability.

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

The cash flow hedge has produced a positive income. Because First Citizens swapped a fixed cash flow for a variable cash flow and rates later declined, the value of the derivative has increased $8,000, net of tax, for the current period. Other comprehensive income reflects the fair market value of the derivative at ($216) gross and ($130) net of tax.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "company") the bank holding company for First Citizens National Bank (the "bank"), is headquartered in Dyersburg, Tennessee. First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates 4 wholly owned subsidiaries: Financial Plus, Inc., Delta Finance, Inc., Nevada Investments I, Inc. and Nevada Investments II, Inc. The bank also owns 50% of White and Associates/First Citizens Insurance, LLC and First Citizens/White Associates Insurance Company, Inc. These subsidiary activities consist of: brokerage, personal finance, investments, insurance related products and credit insurance.

BRANCH RENOVATION

An agreement was reached on December 6, 2001 for Construction of a new Downtown drive-in facility located at 113 South Church Street, Dyersburg, Tennessee. The new facility will consist of 898 square feet and will serve as a remote motor bank with six drive-thru lanes and a drive-up ATM lane. The existing facility located on the same site is approximately 1,250 square feet and serves as a full service operation. Construction of the new facility commenced in May 2001. The existing bank lobby was closed and lobby traffic was redirected to the Main Bank Office located only one block from 113 South Church Street. Drive-thru service is expected to continue without interruption.

FORWARD- LOOKING STATEMENTS

Quarterly reports on Form 10Q, including all documents incorporated by reference, may contain forward-looking statements. Additional written or oral forward-looking statements may be made from time to time in other filings with the Securities Exchange Commission. The discussion of changes in operations may contain words that indicate the company's future plans, goals, and estimates of assets, liabilities or income. Forward-looking statements will express the company's position as of the date the statement is made. These statements are primarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control. When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "intend," "is likely," "going forward," and other expressions are intended to identify forward-looking statements. The statements are within the meaning and intent of section 27A of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projections of income or loss, expenses, acquisitions, plans for the future and others.

FINANCIAL SUMMARY

If there is one word that describes results of second quarter operations it would be GROWTH. Total assets at quarter end were in excess of $528 million, an annualized increase of 10.84%. Deposit totals at June 30, 2001 were up $25.5 million over those reflected at December 31, 2000, an increase of 6.9%. Loan growth was also strong with an increase of 8.75% over the first two quarters of 2001. We are constantly searching for quality acquisitions, but the truth remains that internal growth is much more desirable in terms of costs and efficiencies. Earnings too were exceptional for the quarter just ended. Only once in the history of First Citizens National Bank has earnings per share exceeded results of second quarter, 2001. These outstanding results were accomplished in a most challenging environment, and in markets in which we have struggled in recent years.

Bancshares recorded net income for second quarter 2001 of $1.53 million, an 11.92% increase over second quarter 2000 earnings of $1.37 million. Earnings per share increased 10.81% to 41 cents, up from 37 cents per share in the same period last year. The quarterly return on average assets was 1.17% compared to 1.14% for second quarter 2000. Return on equity for the quarter increased to 12.80% from 12.10% last year. Net interest income increased $161 thousand or 3.38% from second quarter in the prior year. Lower interest rates reduced the bank's cost of funding and enhanced net interest margins. A gain in interest and fees on loans was supported by a 74% increase in revenues generated by the long-term mortgage division of the bank, also the direct result of a lower interest rate environment. The second quarter increase of $38 thousand in the provision for loan loss reserve was a result of increased charge-offs and loan growth which exceeded budget projections.

NON-INTEREST INCOME AND EXPENSES

Non-interest income increased $281 thousand, or 19% over the same quarter in the prior year. A comparison of the first two quarters of 2001 and 2000 reveals a decrease in the percentage of non-interest income to total revenue from 14.66% to 14.30%. Income from credit insurance commissions, trust fees and the sale of assets was down $66 thousand when comparing second quarter 2000 and 2001. Other changes in non-interest income resulted from the introduction of an overdraft privilege product (+$134 thousand) and the capital gain on a sale of an investment held within the available for sale portfolio of the bank (+$75 thousand). Non-interest expense increased $295 thousand or 7.46% over second quarter 2000. The increase in non-interest expense can be attributed primarily to the cost of employing a consulting firm to review systems and practices and to make recommendations for improvement. The level of compensation was targeted at one-third of the increase in annual income. After the first year, all income enhancements accrue to the benefit of the company. Year to date and quarterly expenses accrued to consultant fees were $199 thousand and $154 thousand respectively.

Non-Interest Income
(in thousands)
June 30,
	2001	% of Change	2000	% of Change	1999
Service Charges on Deposit Accounts	$ 858	30.40%	$ 658.30%		$ 656
Other Income	166	(7.26%)	179	(34.67%)	274
Trust Income	736	14.64%	642	24.90%	514
TOTAL NON-INTEREST INCOME	$ 1,760	19.00%	$ 1,479	2.42%	$ 1,444

Non-Interest Expense
(in thousands)
June 30,
	2001	% of Change	2000	% of Change	1999
Salaries and Employee Benefits	$ 2,226	(.20%)	$ 658.30%		$ 656
Net Occupancy	743	3.34%	179	(34.67%)	274
Other	1,279	27.52%	642	24.90%	514
TOTAL NON-INTEREST EXPENSE	$ 4,248	7.46%	$ 1,479	2.42%	$ 1,444

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
MONTHLY AVERAGE BALANCES AND INTERST RATES
(STATED IN THOUSANDS)
JUNE 30, 2001

	2001 Average			2000 Average			1999 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 361,723	$ 8,497	9.39%	$ 328,974	$ 7,819	9.50%	$ 310,911	$ 7,256	9.33%
Investment Securities:
Taxable	83,316	1,232	5.91%	85,635	1,409	6.58%	96,798	1,576	6.52%
Tax Exempt (4)	13,920	251	7.55%	14,059	270	7.68%	14,233	240	6.75%
Interest Earning Deposits	1,301	19	5.84%	1,656	19	4.58%	971	11	4.54%
Trading Account	0	0	0.00%	0	0	0.00%	0	0	0.00%
Federal Funds Sold	8,054	108	5.36%	0	0	0.00%	3,195	41	5.14%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 471,529	$ 10,107	8.57%	$ 430,324	$ 9,517	8.84%	$ 426,108	$ 9,124	8.57%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	19,347	0	0.00%	14,869	0	0.00%	14,190	0	0.00%
Bank Premises and Equipment	13,767	0	0.00%	14,223	0	0.00%	12,313	0	0.00%
Other Assets	17,160	0	0.00%	19,745	0	0.00%	18,910	0	0.00%
TOTAL ASSETS	$ 521,803	0	0.00%	$ 479,161	0	0.00%	$ 471,521	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	126,618	945	2.98%	116,126	886	3.05%	119,609	861	2.88%
Time Deposits	223,555	3,160	5.65%	210,730	2,952	5.60%	190,227	2,499	5.26%
Federal Funds Purchased and Other Interest Bearing Liabilities	83,412	989	4.74%	63,334	804	5.07%	77,138	832	4.32%
TOTAL INTEREST BEARING LIABILTIES	435,585	5,094	4.69%	390,190	4,642	4.75%	386,974	4,192	4.34%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	39,112	0	0.00%	40,771	0	0.00%	37,139	0	0.00%
Other Liabilities	1,250	0	0.00%	2,994	0	0.00%	3,087	0	0.00%
TOTAL LIABILITIES	473,947	0	0.00%	433,955	0	0.00%	427,200	0	0.00%

SHAREHOLDERS' EQUITY	47,856	0	0.00%	45,206	0	0.00%	44,321	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 521,803	0	0.00%	$ 479,161	0	0.00%	$ 471,521	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
NET INTEREST INCOME	--	5,013	--	--	4,875	--	--	4,932	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	4.25%	--	--	4.53%	--	--	4.63%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS

The following table sets forth loan totals net of unearned income by category for the past five years:

June 30
(In Thousands)
	2001	2000	1999	1998	1997
Real Estate Loans:
Construction	$ 34,018	$ 34,501	$ 31,072	$ 23,461	$ 20,579
Mortgage	220,007	199,651	181,101	157,373	130,584
Commercial, Financial and
Agricultural Loans	69,646	62,776	68,735	56,166	44,912
Installment loans to individuals	43,689	37,758	38,387	31,421	24,485
Other Loans	3,216	2,879	2,753	2,524	2,314
TOTAL LOANS	$ 370,576	$ 337,565	$ 322,048	$ 270,945	$ 222,874

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

Non-Performing Loans
June 30
(in thousands)
Year	Non-Accrual	90 Days Past Due Accruing Interest	Total
2001	$ 2,203	$ 498	$ 2,701
2000	$ 985	$ 2,015	$ 3,000
1999	$ 662	$ 255	$ 917
1998	$ 316	$ 331	$ 647
1997	$ 1,097	$ 225	$ 1,322

First Citizens National Bank
Loan Loss Experience and Reserve for Loan Losses
(in thousands)
Quarter ending June 30

	2001	2000	1999	1998	1997
Average Net Loans Outstanding	$ 361,723	$ 328,974	$ 310,911	$ 265,028	$ 216,306
Balance of Reserve for Loan Losses at
Beginning of Period	$ 3,919	$ 3,762	$ 3,940	$ 3,197	$ 2,446
Loan Charge-Offs	(474)	(141)	(158)	(146)	(79)
Recovery of Loans Previously Charged Off	209	83	38	79	38
Net Loans Charged Off	(265)	(58)	(120)	(67)	(41)
Additions to Reserve Charged to Operating Expense	232	194	196	308	191
Changes incident to Mergers	0	0	0	0	0
Balance at End of Period	$ 3,886	$ 3,898	$ 3,822	$ 3,438	$ 2,596

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.07%)	(.01%)	(.03%)	.02%	(.02%)

The following table will identify charge-offs by category for the periods ending June 30:

CHARGE-OFFS:	2001	2000
Domestic:
Commercial, Financial and Agricultural	$ 113	$ 57
Real Estate - Construction	0	0
Real Estate - Mortgage	148	13
Installment Loans to individuals	177	51
Lease financing	0	0
Credit Cards	36	20
Total	($ 474)	($ 141)
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 130	$ 10
Real Estate - Construction	0	0
Real Estate - Mortgage	15	27
Installment Loans to individuals	56	44
Lease financing	0	0
Credit Cards	8	2
Total	$ 209	$ 83
Net Charge-offs	($ 265)	($ 58)

LOANS: Average loans increased 9 percent for second quarter 2001 to $370.5 million from $337.5 million in 2000 with growth in both mortgage residential, which increased 10 percent, and Commercial, Financial and Agriculture, which increased 11 percent.

AGRICULTURAL LOANS: First Citizens is one of the largest agricultural lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County Commerce. Total farmland in production is approximately 231,000 acres or 56% of Dyer County land. Farming is approximately a $79 million industry. Agricultural credits comprise $29.3 million or 8 percent of total loans. Loans secured by farmland and other types of real estate represent $16.8 million or 6 percent of agricultural credits. Approximately 4% of total agricultural loans are 30 days or more past due.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES: An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income, was 1.04 percent as of June 30, 2001 compared to 1.15 percent as of June 30, 2000. Activity posted to the Reserve Account during second quarter consisted of (1) loan charge-off - $474,000; (2) recovery of loans previously charged off - $209,000; and (3) additions to reserve - $232,000. The provision increased $38,000or 19.59% since last quarter end (March 31, 2001) because of loans charged off and loan growth that exceeded budget projections. The ratio of net charge offs during the quarter to average net loans outstanding was .07% compared to .01% for the same quarter in 2000. Projected charge-off total for the year 2001 is $474,000, while projected recoveries are $209,000. Non-performing loans decreased from $3 million or .89% of total loans at June 30, 2000 to $2.7 million or .73% of total loans at June 30, 2001. The decrease is attributed mainly to charge-offs and the transfer of properties to Other Real Estate Owned. Other Real Estate Owned total as of quarter end is $1.2 million a net increase of $919 thousand for the quarter. Asset quality is likely to deteriorate somewhat from current levels as the economy remains in a period of slow growth. A local textile manufacturer, employing approximately 900 workers announced its closing in July 2001. However, the closing can be partially offset with the re-location of an injection molding company that manufactures automotive components for General Motors line of sports utility vehicles in Dyer County. First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry. There are no material reportable contingencies as of this report date.

LIQUIDITY:  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. First Citizen's source of liquidity has improved when comparing June 30, 2001 to June 30, 2000 and December 2000. Improved liquidity is attributed to the calling of Callable Agencies representing approximately 50% of the bond portfolio as well as deposit growth exceeding budget projections. First Citizens deposit growth in second quarter has reflected "consumers flight to quality" in transferring deposits from marketable securities to Federal Deposit Insured transaction accounts. The Wall Street transaction account, tied to the 90 day T-bill rate, has attracted deposits in excess of $36 million in one year. Exceptional deposit growth experienced this year has resulted in increased pressure on the bank's funds reserve ratio as well as Federal Deposit Insurance cost. No material impact to net income levels is expected.

First Citizen's liquidity position is strengthened by ready availability to a diversified base of wholesale borrowings. The list includes borrowings from Federal Home Loan Bank, brokered certificates of deposits, Federal Funds purchased, Securities Sold Under Agreements to Repurchase, and others. Pre-approved lines of credit available with the Federal Home Loan Bank and Correspondents total $138 million.

A crisis liquidity plan is in place at the Holding Company and Bank level that predefines a defense against material downturns in liquidity components.

INVESTMENT SECURITIES

First Citizens had approximately 50% of the bond portfolio called in the year 2001. Investments called were Callable US Agencies. Called amounts will be reinvested primarily in mortgage backed agencies with an average life of less than five years. The volume of called agencies materially improved the bank's liquidity position. A twelve month investment strategy calls for a majority of the called volume to be re-invested into non-callable agencies with an average life of less than five years. First Citizens will use caution with future purchases with extended maturities over five years given the current low rate environment.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	Composition of Investment Securities
	(June 30)
	2001	2000	1999	1998	1997
U.S. Treasury & Government Agencies	$ 74,665	$ 82,103	$ 88,321	$ 73,311	$ 66,322
State & Political Subdivisions	13,770	14,402	13,606	12,078	11,321
All Others	7,568	3,788	3,160	2,676	3,032
TOTALS	$ 96,003	$ 100,293	$ 105,087	$ 88,065	$ 80,675
	======	======	======	======	======

First Citizens National Bank does not engage in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

Investment Securities
June 30, 2001
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 0	$ 0
U.S. Government agency and corporation obligations	3,011	3,046	71,167	71,654

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,641	1,684	11,802	12,129
U.S. Securities:
Debt Securities	0	0	2,433	2,492
Equity Securities (including Federal Reserve stock)	0	0	5,025	5,077
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 4,652	$ 4,730	$ 90,427	$ 91,352

CAPITAL RESOURCES

Total capital on June 30, 2001 was $48.8 million, up 4.12% from $46.9 million on December 31, 2000. The increase in capital was from undistributed net income and positive market moves in the bond portfolio (FASB115). Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk based capital ratio reflects continuous improvement when reviewing prior years. Risk based capital ratio as of June 30, 2001 was 13.60%, significantly in excess of the 8% mandated by Regulatory Authorities. Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding loan loss reserves):

2001	2000	1999	1998	1997
9.25%	9.33%	9.26%	9.37%	9.48%

The dividend payout ratio is 70% for the current period compared to 59.71% for prior year. Bancshares has purchased 9,358 shares in the open market since December 31, 2000. Strategic direction is to purchase and retire $1 million in Bancshares stock per year for the next five years.

The ESOP liability has been reduced from $808 thousand to $232 thousand since yearend 2000 resulting in a $0.16 value improvement.

The table below presents for First Citizens Bancshares, Inc. certain operating ratios as of June 30: (quarterly)

	2001	2000	1999	1998
Percentage of Net Income to:
Average Total Assets	1.17%	1.14%	1.24%	1.22%
Average Shareholders' Equity	12.79%	12.10%	13.83%	12.58%
Percentage of Dividends Declared Per
Common Share to Net Income	60.01%	61.98%	45.90%	36.09%
* Percentage of Average Shareholders'
Equity to Average Total Assets	9.90%	10.24%	10.21%	9.63%

* Represents primary capital - including reserve for loan losses account

RECENT ISSUED ACCOUNTING STANDARDS

Recent accounting standards for business combinations and accounting for goodwill is expected to have an impact on the company's financials. Implementation of the accounting standard will be as of January 1, 2002. First Citizens will perform goodwill impairment testing within six months of adopting the standard. The test will consist of a Fair value calculation for goodwill purchased in acquisitions of Ripley, Troy and First Citizens Insurance units. Results of the calculations will be compared against each unit's book value. Comparisons that result in book value below fair value assessment will indicate that goodwill has not bee impaired and no write down is necessary. However, a fair value assessment resulting in a level below book value, will indicate goodwill impairment and a write down will be required. The Pooling of interest method used in previous assessment of goodwill was eliminated as of June 30, 2001. First Citizens will most likely seek advice or methodologies of accounting valuation experts before adopting testing methods. Estimated cost of outsourcing the process is estimated at a pre-tax expense of $20,000 or less. The impact of the accounting rule change to the company's financial statements cannot be reasonably estimated as of the filing date of this report with the Securities Exchange Commission.

PART I - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk. The Asset/Liability Committee strives to maintain stability in net interest margin under various interest rate cycles. First Citizens has materially improved interest rate risk exposure since year-end 2000. Steps implemented are as follows: (1) increased long-term Federal Home Loan Bank borrowings by $8 million; (2) purchased variable rate investments; (3) encouraged existing deposit customers to extend maturities past one year; and (4) reduced overnight borrowings exposure.

First Citizens swapped a $1,5000,000 fixed investment cash flow for a variable cash flow stream tied to a 90 day libor rate June 2000. The new variable investment cash flow is matched with a variable borrowing, resulting in an ongoing positive spread of 250 basis points with no interest rate risk. The transaction was implemented to increase earnings and reduce interest rate risk. The cash flow hedge has produced a positive income, but because the bank swapped a fixed cash flow for a variable cash flow and rates have declined the value of the derivative has decreased since inception. The volume and risk associated with this derivative is well within the Funds Management Policy of the bank. There have been no material changes since year-end 2000 applicable to this transaction.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8K

None.

EX 20 -VOLUNTARY SCHEDULE - CERTAIN FINANCIAL INFORMATION
DATA STATED IN THOUSANDS
				YEAR	YEAR
		SECOND QTR.	SECOND QTR.	TO DATE	TO DATE
REGULATION	STATEMENT CAPTION	2001	2000	2001	2000

5-02 (1)	Cash and Cash Items	29,422	16,326	29,422	16,326
5-02 (2)	Marketable Securities	96,003	100,293	96,003	100,293
5-02 (3) (b) (1)	Notes Receivable	370,576	337,565	370,576	337,565
5-02 (4)	Allowance for Doubtful Accounts	3,886	3,898	3,886	3,898

5-02 (15)	Total Assets	528,085	486,277	528,085	486,277

5-02 (24)	Other Liabilities	479,262	440,899	479,262	440,899
5-02 30	Common Stock (Net of Treasury Stock)	3,718	3,718	3,718	3,718
5-02 (31) (a) (2)	Additional Capital Other	15,302	15,300	15,302	15,300
5-02 (31) (a) (3) (ii)	Retained Earnings - Unappropriated	30,028	26,383	30,028	26,383
	Treasury Stock	(225)	(23)	(225)	(23)

5-03 (b) (1) (e)	Other Revenues	11,782	10,888	23,093	21,471

5-03 (b) (2) (e)	Cost of Other Revenues	4,480	4,147	9,104	8,265

5-03 (b) (8)	Interest and Amortization of Debt Discount	5,094	4,642	10,385	8,951

5-03 (b) (10)	Income Before Taxes and Other Items	2,208	2,099	3,604	4,255

5-03 (b) (11)	Income Tax Expense	677	731	1,007	1,413

5-03 (b) (14)	Income/Loss from Continuing Operations	1,531	1,368	2,597	2,842

5-03 (b) (19)	Net Income or Loss	1,531	1,368	2,597	2,842

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: August 14, 2001                             /s/  KATIE WINCHESTER
                                                                      PRESIDENT & CEO

Date: August 14, 2001                                    /s/    JEFF AGEE
                                                              EXECUTIVE VICE PRESIDENT &
                                                                 CHIEF FINANCIAL OFFICER
                                                                    First Citizens National Bank
                                                                         (Principal Subsidiary)