Form 10-Q
period 2001-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2001-11-14
CIK 719264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months and (2) has been subject to such filing requirements for the past 90 days.        Yes   [X]     No

Of the registrant's only class of common stock (No par value) there were 3,693,422 shares outstanding as of September 30, 2001(net of treasury stock).

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
DYERSBURG, TENNESSEE
INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2001	2000*
	(Unaudited)

ASSETS
Cash and due from banks	$ 18,754	$ 19,123
Federal funds sold	6,962	4,804
Investment securities
Trading Investments stated at market	0	0
Held to maturity amortized cost fair value of $3,741 at September 30, 2001
and $16,626 at December 31, 2000	3,646	16,705
Available for sale stated at market	95,043	86,389
Loans (Excluding unearned income of $1,997 at September 30, 2001 and
$2,828 at December 31, 2000)	372,547	340,959
Less: Allowance for loan losses	4,078	3,763
Net Loans	368,469	337,196
Premises and equipment	14,678	14,024
Intangible Assets	3,720	3,959
Other Real Estate	1,617	318
Other assets	18,044	18,436

TOTAL ASSETS	$ 530,933	$ 500,954

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits	$ 396,082	$ 371,854
Securities sold under Agreements to Repurchase	16,245	15,674
Federal Funds Purchased & Other Short Term Borrowing	8,000	18,500
Long term debt	55,165	43,429
Notes Payable of Employee Stock Ownership Plan	132	808
Other liabilities	5,445	3,800

TOTAL LIABILITIES	$ 481,069	$ 454,065

Stockholders' Equity
Common stock, No par value:
10,000,000 authorized; 3,717,593 issued and outstanding
at September 30, 2001; 3,705,165 issued and outstanding
at December 31, 2000	$ 3,718	$ 3,718
Surplus	15,300	15,302
Retained earnings	30,425	29,095
Obligation of Employee Stock Ownership Plan	(132)	(808)
Accumulated Other Comprehensive Income	1,057	(371)
Total Common Stock and Retained Earnings	$ 50,368	$ 46,936

Less: 24,171 Treasury shares, at cost at September 30, 2001
and 2,382 shares at cost at December 31, 2000	(504)	(47)

TOTAL STOCKHOLDERS' EQUITY	$ 49,864	$ 46,889
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 530,933	$ 500,954
	==========	========
* Note: The balance sheet at December 31, 2000, has been taken from the audited financial statements at that date and condensed.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
INTEREST INCOME
Interest and fees on loans	$ 8,506	$ 8,096	$ 25,172	$ 23,406
Interest on investment securities:
Taxable	1,197	1,443	3,753	4,260
Tax-exempt	169	168	506	478
Other interest income - Federal funds sold	84	--	306	9
Other interest income - Checking	11	27	50	58
Lease financing income	--	--	--	--
Total Interest Income	9,967	9,734	29,787	28,211

INTEREST EXPENSE
Interest on deposits	3,787	3,991	12,185	11,468
Other interest expense	1,022	1,192	3,009	2,666
Total Interest Expense	4,809	5,183	15,194	14,134
Net Interest Income	5,158	4,551	14,593	14,077
Provision for Loan Losses	335	239	1,141	620
Net Interest Income after Provision	4,823	4,312	13,452	13,457

OTHER INCOME
Securities gains (losses)	--	(19)	94	(19)
Other income	1,543	1,455	4,722	4,449
Total Other Income	1,543	1,436	4,816	4,430

Other expenses	4,230	4,825	12,528	12,709
Net income before income taxes	2,136	923	5,740	5,178
Taxes	619	227	1,626	1,640
Net income	$ 1,517	$ 696	$ 4,114	$ 3,538
	=====	=====	=====	=====
Earnings per share	$ 0.41	$ 0.19	$ 1.11	$ 0.95
Weighted average number of shares outstanding	3,708,052	3,707,187	3,708,052	3,707,187

The accompanying notes are an integral part of these financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, STATED IN THOUSANDS)

	Nine Months Ended
	September 30,	September 30,	September 30,
	2001	2000	1999
OPERATING ACTIVITIES
Net cash provided by operating activities	$ 5,941	$ 3,989	$ 3,347

INVESTING ACTIVITIES
Proceeds of maturities of held to
maturity securities	13,059	2,603	6,861
Purchase of held to maturity securities	0	0	(2,500)
Proceeds from maturities of available
for sale securities	70,708	1,827	10,506
Proceeds from sales of available for
sale securities	5,500	2,714	8,227
Purchase of available for sale securities	(82,132)	(5,725)	(19,200)
Increase in loans - net	(32,414)	(16,393)	(20,207)
Payment for purchase of Bank of Troy - net
of cash acquired	0	0	0
Purchase of premises and equipment	(1,667)	(1,974)	(2,779)
Net Cash provided by investing activities	(26,946)	(16,948)	(19,092)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and
Savings Accounts	3,138	(7,560)	(1,036)
Increase (Decrease) in Time Accounts	21,090	1,178	(3,300)
Increase (Decrease) in Long term Debt	11,736	20,250	7,002
Treasury Stock Transactions	(459)	180	(128)
Proceeds from Sale of Common Stock	0	278	450
Cash Dividends Paid	(2,782)	(2,533)	(2,115)
Net Increase (Decrease) in Short Term
Borrowings	(9,929)	5,394	(418)
Net Cash provided (used) by
Financing Activities	22,794	17,187	455

Increase (Decrease) in Cash and
Cash Equivalents	1,789	4,228	(13,290)

Cash and Cash Equivalents at beginning
of year	23,927	17,410	28,318
Cash and Cash Equivalents at end of year	25,716	21,638	15,028

Cash payments made for interest and income taxes during the years presented are as follows:

	2001	2000	1999
Interest	$ 15,627	$ 13,995	$ 12,948
Income Taxes	1,284	3,241	2,142

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (STATED IN THOUSANDS)

	2001	2000

Balance January 1	$ 46,889	$ 43,680
Net Income	4,114	3,538
Other Comprehensive Income:
Changes in Available for Sale Investments	1,638	537
Changes in Derivatives	(212)	--
Comprehensive Income	5,540	4,075

Cash Dividend Declared	(2,783)	(2,533)
Common Stock Issued	--	275
Common Stock Repurchased	(458)	178
Employee Stock Obligation	676	226

Balance Ending Period	$ 49,864	$ 45,901
	======	======

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
JUNE 30, 2001

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2001, the consolidated statements of income for the nine month period ended September 30, 2001, 2000 and 1999, and the consolidated statements of cash flows for the nine month period then ended have been prepared by the company without an audit. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the period ended September 30, 2001 have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2000.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

FASB 114 was implemented during the first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

The following data reflects impaired totals and probable loss loan totals:

          Amount of Recorded Balance with a related allowance           $ 391
          Amount of Recorded Balance with no related allowance            106

           Impaired loan balance or recorded balance                           $  497

Interest income recognized on impaired loans has been applied on a cash basis. Cash receipts are applied as cost recovery or principal recovery first, consistent with OCC Regulations. Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

NOTE 5 - FASB 130-COMPREHENSIVE INCOME

This statement establishes reporting and display requirements for comprehensive income and its components. A separate financial statement is presented that begins with net income from operations and includes other comprehensive incomes. Bancshares has two comprehensive income items (changes in the market value of available for sale investment securities and one derivative totaling $1,500,000). Net of tax impact of these items are carried forward to the equity section of the balance sheet.

NOTE 6 - FASB'S 133, 137 AND 138 - DERIVATIVES

FASB's 133, 137 and 138-- FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires derivatives to be reported as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FASB's 137 and 138 amended FASB 133. First Citizens National Bank used the derivative as a cash flow to hedge the "Benchmark Interest Rate." First Citizens designated a Federal Home Loan Bank Variable Libor Borrowing to be hedged and effectively locked in a fixed cost on the liability.

First Citizens swapped a fixed investment cash flow for a variable cash flow that is tied to the 90 day Libor Rate. The new variable investment cash flow is matched with a variable borrowing cash flow generating a positive spread of 250 basis points with no interest rate risk. This transaction was implemented to increase the earnings of the bank. The volume used in this transaction was $1,500,000 with a maturity of 10 years. The volume and risk associated with this transaction is well within the Funds Management Policy of the bank.

The cash flow hedge has produced a positive income, but because First Citizens swapped a fixed cash flow for a variable cash flow and rates later declined, the value of the derivative has increased $82 net of tax for the current period. Other comprehensive income reflects the fair market value of the derivative at ($321) gross and ($212) net of tax.

NOTE 7 - FASB'S 141 AND 142

FASB 141 -- This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16. FASB 141 eliminates pooling of interests and implements purchase accounting effective June 30, 2001.

FASB 142 -- This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17. Goodwill and some intangible assets will no longer be amortized. FASB 142 adopts a more aggregate view for goodwill and bases the accounting on combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).

Effective January 2002, First Citizens will no longer amortize goodwill ($25 thousand per month). We believe the current goodwill balance has $0 impairment as of this balance sheet date. Tests will be performed before June 2002 for a first goodwill benchmark. Thereafter, impairment tests will be implemented annually unless an impaired event or circumstance triggers an impairment loss (ex-legal, regulatory, competition, personnel and liquidation or sale).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "company") the bank holding company for First Citizens National Bank (the "bank"), is headquartered in Dyersburg, Tennessee. First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates four wholly owned subsidiaries: Financial Plus, Inc., Delta Finance, Inc., Nevada Investments I, Inc. and Nevada Investments II, Inc. The bank also owns 50% of White and Associates/First Citizens Insurance, LLC and First Citizens/White Associates Insurance Company, Inc. These subsidiary activities consist of: brokerage, personal finance, investments, insurance related products and credit insurance.

BRANCH OPERATIONS

Construction of the 898 square foot branch facility located at 113 South Church Street, Dyersburg, Tennessee was completed in August 2001. The new facility serves as a remote motor bank with six drive-thru lanes and a drive-up ATM lane. The existing facility located on the same site was demolished in July 2001. Drive-thru service was continued through the construction period without interruption.

Land was acquired at 200 University Avenue, Martin, Tennessee for the opening of a new branch facility. Plans call for the placement of a temporary motor home banking facility to be operational February 2002. Construction of a permanent banking facility on this site will begin within eighteen months. Market data analysis for Weakley County reflects more than adequate market share growth available to support the bank's long term financial projections. Population and income growth within the area reflect a steady growth rate. First Citizens will continue to search for expansion opportunities that will result in a positive deployment of Bancshare's capital.

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

FINANCIAL SUMMARY

Results of third quarter operations were excellent. Net income of $1.5 million exceeded the prior year by 78 percent. Earnings per share increased to 41 cents compared to 19 cents in third quarter, 2000. While third quarter of the prior year was negatively impacted by payouts on two executive employment contracts, core earnings net of the payouts were up 24 percent. A reduction in Federal Funds Rate from 6.50% in September 2000 to the current 2.5% materially reduced cost of funds during third quarter and served to support an increase in interest income of $607,000. The gain in loan interest and fees was supported by a 57% increase in revenues generated by the long-term mortgage division of the bank. Much of this activity was driven by residential refinancing initiated to take advantage of the lower interest rate environment. An increase in the provision for loan losses of 84% when compared to third quarter of 2000 was a result of portfolio growth in excess of 9% and deterioration in quality brought about by a slowing economy. The overall quality of the loan portfolio remains high and the reserve is considered to be adequate to cover any anticipated losses. The quarterly return on average assets was 1.14% at quarter end compared to .56% for quarter end 2000. The quarterly return on average equity increased from 6.06% at September 30, 2000 to 12.29% as of September 30, 2001.

NON-INTEREST INCOME AND EXPENSES

Non-interest income increased 7.5% over the prior year. Third quarter fee income contributed 13.4% to total revenue, compared to 12.9% for the same time period in prior year. Revenue generated by White & Associates/First Citizens Insurance increased 25% when comparing to third quarter, 2000. Non-interest expense decrease 12.3%, again reflecting contract payouts made during third quarter of 2000. Net the payouts, non-interest expense increased 6.7%. This increase is attributed to payment to a consulting firm employed in fourth quarter of 2000 to review systems and practices and to recommend ways that processes might be made more efficient. The contract calls for payment to the consulting firm of one-third of annual income enhancements. The increase in non-interest expense is reflective of accrual during third quarter of $154 thousand and year to date of $321 thousand. These fees are non-recurring and the contractual obligation will be fully funded over a twelve-month period. Overdraft privilege, introduced March 2001, produced incremental income in excess of $98 thousand when compared to core income averages for the same time period in 2000. Demand Deposit Account charge-offs associated with overdraft privilege have increased incremental charges by $15 thousand when compared to last year.

Non-Interest Income
(in thousands)
September 30,
	2001	% of Change	2000	% of Change	1999
Service Charges on Deposit Accounts	$ 848	20.62%	$ 703	10.70%	$ 635
Other Income	492	(9.55%)	544	24.90%	653
Trust Income	203	7.40%	189	13.17%	167
TOTAL NON-INTEREST INCOME	$ 1,543	19.00%	$ 1,436	2.42%	$ 1,455

Non-Interest Expense
(in thousands)
September 30,
	2001	% of Change	2000	% of Change	1999
Salaries and Employee Benefits	$ 2,275	2.80%	$ 2,213	2.64%	$ 2,156
Net Occupancy	735	2.79%	715	3.17%	693
Other	1,220	(35.68%)	1,897	89.13%	1,003
TOTAL NON-INTEREST EXPENSE	$ 4,230	(12.33%)	$ 4,825	25.25%	$ 3,852

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
MONTHLY AVERAGE BALANCES AND INTERST RATES
(STATED IN THOUSANDS)
SEPTEMBER 30, 2001

	2001 Average			2000 Average			1999 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 368,026	$ 8,506	9.24%	$ 336,176	$ 8,096	9.63%	$ 322,550	$ 7,474	9.26%
Investment Securities:
Taxable	82,803	1,197	5.78%	87,716	1,443	6.58%	89,900	1,461	6.50%
Tax Exempt (4)	14,273	256	7.17%	11,513	254	8.82%	13,380	226	6.76%
Interest Earning Deposits	1,147	11	3.83%	1,708	27	6.32%	500	7	5.64%
Trading Account	0	0	0.00%	0	0	0.00%	0	0	0.00%
Federal Funds Sold	8,270	84	4.06%	0	0	0.00%	560	7	5.00%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 474,519	$ 10,054	8.47%	$ 437,113	$ 9,820	8.98%	$ 426,890	$ 9,175	8.60%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	16,790	0	0.00%	20,306	0	0.00%	12,646	0	0.00%
Bank Premises and Equipment	14,299	0	0.00%	14,407	0	0.00%	13,197	0	0.00%
Other Assets	22,103	0	0.00%	21,146	0	0.00%	20,392	0	0.00%
TOTAL ASSETS	$ 527,711	0	0.00%	$ 492,972	0	0.00%	$ 473,125	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	124,272	596	1.91%	110,312	804	2.91%	110,888	794	2.86%
Time Deposits	229,978	3,013	5.24%	210,803	3,187	6.04%	209,124	2,623	5.01%
Federal Funds Purchased and Other Interest Bearing Liabilities	79,425	1,200	6.04%	83,987	1,192	5.67%	67,821	759	4.71%
TOTAL INTEREST BEARING LIABILTIES	433,675	4,809	4.43%	405,102	5,183	5.11%	387,833	4,176	4.31%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	37,730	0	0.00%	38,138	0	0.00%	38,413	0	0.00%
Other Liabilities	6,943	0	0.00%	3,830	0	0.00%	2,876	0	0.00%
TOTAL LIABILITIES	478,348	0	0.00%	447,070	0	0.00%	429,122	0	0.00%

SHAREHOLDERS' EQUITY	49,363	0	0.00%	45,902	0	0.00%	44,003	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 527,711	0	0.00%	$ 492,972	0	0.00%	$ 473,125	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
NET INTEREST INCOME	--	5,245	--	--	4,637	--	--	4,999	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	4.42%	--	--	4.24%	--	--	4.68%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS

The following table sets forth loan totals net of unearned income by category for the past five years:

September 30
(In Thousands)
	2001	2000	1999	1998	1997
Real Estate Loans:
Construction	$ 33,216	$ 33,938	$ 32,808	$ 25,232	$ 22,710
Mortgage	225,919	201,856	184,653	142,281	138,494
Commercial, Financial and
Agricultural Loans	65,961	64,404	68,222	77,059	45,592
Installment loans to individuals	45,412	38,009	38,462	27,404	25,636
Other Loans	2,039	3,201	2,887	2,506	2,195
TOTAL LOANS	$ 372,547	$ 341,408	$ 327,032	$ 274,482	$ 234,627

The following table sets forth the balance of non-performing loans as of September 30, for the years indicated:

Non-Performing Loans
September 30
(in thousands)
Year	Non-Accrual	90 Days Past Due Accruing Interest	Total
2001	$ 1,686	$ 1,184	$ 2,870
2000	$ 1,862	$ 1,877	$ 3,739
1999	$ 655	$ 444	$ 1,099
1998	$ 358	$ 301	$ 659
1997	$ 514	$ 290	$ 807

First Citizens National Bank
Loan Loss Experience and Reserve for Loan Losses
(in thousands)
Quarter ending September 30,

	2001	2000	1999	1998	1997
Average Net Loans Outstanding	$ 368,026	$ 336,176	$ 322,550	$ 267,955	$ 231,262
Balance of Reserve for Loan Losses at
Beginning of Period	$ 3,886	$ 3,898	$ 3,878	$ 3,438	$ 2,596
Loan Charge-Offs	(227)	(249)	(192)	(166)	(24)
Recovery of Loans Previously Charged Off	84	88	126	90	36
Net Loans Charged Off	(143)	(161)	(66)	(76)	12
Additions to Reserve Charged to Operating Expense	335	239	122	121	180
Changes incident to Mergers	0	0	0	0	0
Balance at End of Period	$ 4,078	$ 3,976	$ 3,934	$ 3,483	$ 2,788

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.03%)	(.04%)	(.02%)	.03%	(.005%)

The following table will identify charge-offs by category for the periods ending September 30:

CHARGE-OFFS:	2001	2000
Domestic:
Commercial, Financial and Agricultural	$ 11	$ 13
Real Estate - Construction	0	0
Real Estate - Mortgage	64	61
Installment Loans to individuals	114	148
Lease financing	0	0
Credit Cards	38	27
Total	($ 227)	($ 249)
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 27	$ 12
Real Estate - Construction	0	0
Real Estate - Mortgage	9	1
Installment Loans to individuals	45	69
Lease financing	0	0
Credit Cards	3	6
Total	$ 84	$ 88
Net Charge-offs	($ 143)	($ 161)

LOANS

Average loans increased $31 million or 8.35% when comparing third quarter 2001 to the same quarter in 2000. Residential Mortgage loans increased $24 million or 10.65 percent. Installment loans made to individuals increased $7 million (16 percent) when compared to third quarter 2000. Total loans representing more than 90 days past due as of September 30, 2001 were slightly over $1 million, while loans reported on non-accrual status total $1.7 million. Non-performing loans total $1.2 million as of September 30, 2001 compared to $1.9 million as of September 30, 2000.

AGRICULTURAL LOANS

First Citizens is one of the largest agricultural lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $79 million in revenue on an annual basis. Agricultural credits secured by farmland and other types of collateral comprise more than $30.5 million or 8 percent of total loans. Past due credit in this category is less than one-half of one percent of total agricultural loans.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income, was listed at 1.09% in the September 30 Call Report to the Federal Reserve. A recap of activity posted to the Reserve account in third quarter resulted in the following transactions: (1) loans charged-off ($227,000); (2) recovery of loans previously charged off - $84,000, and (3) additions to reserve $335,000. The provision for loan losses increased $96,000 or slightly over 40% when compared to the same time period in 2000. The increase is attributed to not only write downs of loans, but to loan growth in excess of budget projections. The ratio of net charged off loans during the quarter to average net loans outstanding was .03% compared to .04% for the same quarter of 2000. Non-performing loans discussed in the above broad category loan section, reflect a decrease of total non-performing loans from $3.7 million in 2000 to $2.9 million in 2001. The decrease is mainly attributed to loans charged off as well as transfer of properties to Other Real Estate. Asset quality could possibly deteriorate from current levels should the economy remain in a period of recession. A local textile manufacturer, employing approximately 900 workers closed in July 2001. Other manufacturing companies have also announced a slow down in production sometimes resulting in employee layoffs. However, on a more positive note, the re-location of an injection molding company that produces automotive components for General Motors' line of sports utility vehicles will locate in Dyer County. First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry. There are no material reportable contingencies as of this report date.

LIQUIDITY

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. First Citizens' source of liquidity has improved when comparing September 30, 2001 to September 30, 2000 and December 2000. Improved liquidity is attributed to the calling of Callable Agencies representing approximately 50% of the bond portfolio as well as deposit growth exceeding budget projections. Deposit growth since the beginning of the second quarter represents "consumers flight to quality" in transferring deposits from marketable securities to Federal Deposit Insured transaction accounts. The Wall Street transaction account, tied to the 90 day T-bill rate, has attracted deposits in excess of $42 million since inception in the first quarter of 2001. No material impact to net income level is expected.

First Citizen's liquidity position is strengthened by ready availability to a diversified base of wholesale borrowings. The list includes Federal Home Loan Bank, brokered certificates of deposits, Federal Funds purchased, Securities Sold Under Agreements to Repurchase and others. Pre-approved credit lines are available with the Federal Home Loan Bank and Correspondent Banks totaling in excess of $138 million.

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

The book value of listed investment securities as of the dates indicated are summarized as follows:

	Composition of Investment Securities
	(September 30)
	2001	2000	1999	1998	1997
U.S. Treasury & Government Agencies	$ 71,794	$ 82,824	$ 86,185	$ 88,559	$ 61,465
State & Political Subdivisions	14,626	10,399	13,184	12,330	9,986
All Others	12,269	5,390	3,153	2,696	2,359
TOTALS	$ 98,689	$ 98,613	$ 102,522	$103,585	$ 73,810
	======	======	======	=======	======

Investment Securities
September 30, 2001
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 0	$ 0
U.S. Government agency and corporation obligations	2,005	2,048	68,402	69,789

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,641	1,693	12,454	12,985
U.S. Securities:
Debt Securities	0	0	6,996	7,128
Equity Securities (including Federal Reserve stock)	0	0	5,025	5,141
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 3,646	$ 3,741	$ 92,877	$ 95,043

CAPITAL RESOURCES

Total capital on September 30, 2001 was $49.8 million, up 6.34% from $46.9 million on December 31, 2000. The increase in capital is a result of undistributed net income, pay-down on debt incurred by the Employee Stock Ownership Plan, purchase of treasury stock, and positive market moves in the bond portfolio. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk based capital ratio reflects continuous improvement when reviewing prior years. Risk based capital ratio as of September 30, 2001 was 13.81%, significantly in excess of the 8% mandated by regulation. Capital as a percentage of total assets for the quarter ending September 30 is presented in the following table for the years indicated (excluding loan loss reserves):

2001	2000	1999	1998	1997
9.39%	9.29%	9.28%	9.45%	10.50%

The dividend payout ratio is 67.62% for the current period versus 71.61% for prior year. Bancshares purchased 21,789 shares from the open market since December 31, 2000. Strategic direction is to purchase and retire $1 million per year for the next five years.

Employee Stock Ownership Plan liability has been reduced from $808 thousand to $132 thousand since yearend 2000, resulting in a per share improvement in book value of  eighteen cents ($0.18).

The table below presents for First Citizens Bancshares, Inc. certain operating ratios as of September 30: (quarterly)

	2001	2000	1999	1998	1997
Percentage of Net Income to:
Average Total Assets	1.14%	.56%	1.31%	1.17%	1.27%
Average Shareholders' Equity	12.29%	6.06%	14.08%	12.23%	16.24%
Percentage of Dividends Declared Per
Common Share to Net Income	67.62%	71.61%	47.14%	38.17%	26.09%
* Percentage of Average Shareholders'
Equity to Average Total Assets	10.11%	10.11%	10.10%	10.50%	10.37%

* Represents primary capital - including reserve for loan losses account

RECENT ISSUED ACCOUNTING STANDARDS

Recent accounting standards for business combinations and accounting for goodwill is expected to have an impact on the company's financials. Implementation of the accounting standard will be effective as of January 1, 2002. First Citizens will perform goodwill impairment testing within six months of adopting the standard. The test will consist of a fair value calculation for goodwill purchased in acquisitions of Ripley, Troy and First Citizens Insurance units. Results of the calculations will be compared against each unit's book value. Comparisons that result in book value below fair value assessment will indicate that goodwill has not been impaired and no write down is necessary. However, a fair value assessment resulting in a level below book value, will indicate goodwill impairment and a write down will be required. The pooling of interest method used in previous assessment of goodwill was eliminated as of June 30, 2001. First Citizens will most likely seek advice or methodologies of accounting valuation experts before adopting testing methods. Estimated cost of outsourcing the process is estimated at a pre-tax expense of $20,000 or less. The impact of the accounting rule change to the company's financial statements cannot be reasonably estimated as of the filing date of this report with the Securities Exchange Commission.

PART I - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk. The Asset/Liability Committee strives to maintain stability in net interest margin under various interest rate cycles. First Citizens has materially improved interest rate risk exposure since year-end 2000. Steps implemented are as follows: (1) increased long-term Federal Home Loan Bank borrowings by $11 million; (2) purchased variable rate investments; (3) encouraged existing deposit customers to extend maturities past one year; and (4) reduced overnight borrowings exposure.

First Citizens swapped a $1,5000,000 fixed investment cash flow for a variable cash flow stream tied to a 90 day Libor rate in June 2000. The new variable investment cash flow is matched with a variable borrowing, resulting in an ongoing positive spread of 250 basis points with no interest rate risk. The transaction was implemented to increase earnings and reduce interest rate risk. The cash flow hedge has produced a positive income, but because the bank swapped a fixed cash flow for a variable cash flow and rates have declined, the value of the derivative has decreased since inception. The volume and risk associated with this derivative is well within the Funds Management Policy of the bank. There have been no material changes since year-end 2000 applicable to this transaction.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: November 14, 2001                       /s/  KATIE WINCHESTER
                                                                      PRESIDENT & CEO
                                                                    First Citizens National Bank
                                                                         (Principal Subsidiary)

Date: November 14, 2001                               /s/    JEFF AGEE
                                                              EXECUTIVE VICE PRESIDENT &
                                                                 CHIEF FINANCIAL OFFICER
                                                                    First Citizens National Bank
                                                                         (Principal Subsidiary)