Form 10-K
period 2001-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2002-04-01
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-11709
 ________________________

First Citizens Bancshares, Inc.
 (Exact name of registrant as specified in its charter)

Tennessee	62-1180360
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

P.O. Box 370, First Citizens Place
Dyersburg, Tennessee 38025-0370
 (Address of principal executive offices including zip code)

(731) 285-4410
 (Registrant's telephone number, including area code)
________________________

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of class)
________________________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ].

________________________

The aggregate market value of voting stock held by nonaffiliates of the registrant at December 31, 2001 was $84,530,175.

Of the registrant's only class of common stock (no par value) there were 3,675,225 shares outstanding as of December 31, 2001 (net of Treasury Stock).

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement dated March 15, 2002 (Part III) filed by electronic submission

PART I

ITEM 1 - BUSINESS

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

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

	December 31,
	(in thousands)
	2001	2000	1999
Total Assets	$ 537,991	$ 500,954	$ 472,670
Total Deposits	403,508	371,854	366,819
Total Net Loans	365,011	337,196	321,659
Total Equity Capital	49,809	46,889	43,680

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

This report provides comparisons of significant operating ratios of First Citizens Bancshares with peer group banks. Presented in the following chart are comparisons of First Citizens with peer group banks for the periods indicated:

	As of December 31,
	2001		2000		1999
	Bancshares	Peer Group	Bancshares	Peer Group	Bancshares	Peer Group
Average Assets/Net Interest Income	3.84%	3.87%	3.91%	4.05%	4.17%	4.15%
Average Assets/Net Operating Income	1.06	1.04	.95	1.06	1.23	1.08
Net loan losses/Average total loans	0.30	0.20	0.41	0.21	0.28	0.17
Primary Capital/Average Assets	9.39	8.64	9.36	8.53	9.24	8.59
Cash Dividends/Net Income**	67.62	27.01	81.09	28.32	58.35	24.48

** Performance as of 12/31/01 is compared to peer group ratios as of 09/30/01 (Most recent Federal Reserve Report)

EXPANSION

On November 12, 1999 the Gramm-Leach-Bliley Act was signed into law. The act contains seven titles, each of which focuses on a different aspect of the financial services industry. This new law will significantly change the way we do business by opening up new business opportunities to the banking industry.

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

In December 2001 an Intent to Purchase Agreement was signed with shareholders of Metropolitan Bancshares whereby Bancshares would purchase the assets and assume liabilities of Munford Union Bank, pending regulatory approval. When consumated, this action will add approximately $115,000,000 in assets housed in five locations in Tipton and Shelby Counties in Southeast Tennessee to Bancshares' balance sheet. In addition, this will expand our market into one of the fastest growing areas in our state. The transaction is expected to close by April 30, 2002.

SUPERVISION AND REGULATION

Bancshares is a one-bank financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and examination by the Board of Governors of the Federal Reserve.

As a financial holding company, Bancshares is required to file with the Federal Reserve annual reports and other information regarding the business obligations of itself and its subsidiaries. Board approval must be obtained before Bancshares may:

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

CAPITAL

Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, First Citizens (the principal subsidiary of the corporation) is restricted by the Office of the Comptroller of the Currency (Comptroller) from paying dividends in any years which exceed the net earnings of the current year plus retained profits of the preceding two years. It is the policy of First Citizens to comply with regulatory requirements for the payment of dividends. The Federal Reserve adopted a risk-based capital measure for use in evaluating the capital adequacy of bank holding companies effective January 1, 1991. The risk-based capital measure focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market rate risk. The calculation of risk-based capital is accomplished by dividing qualifying capital by weighted risk assets. The minimum risk-based capital ratio is 8%, at least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4% may be in the form of core (Tier 1) or supplemental capital (Tier 2). Tier 1 capital/core capital consists of common stockholders equity, qualified perpetual stock and minority interests in consolidated subsidiaries. Tier 2 capital/supplementary capital consists of the allowance for loan and lease loses, perpetual preferred stock, term subordinated debt, and other debt and stock instruments. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve. A risked based capital analysis is performed on a quarterly basis to test for compliance with Federal Reserve and bank policy guidelines before declaring a dividend or increasing a dividend. First Citizens' policy states that before declaring a dividend the following ratios will be achieved: (1) Risk Based Capital Tier 1 will be 8.25% or above; Return on year-to-date average equity 9.00%; Asset growth and projected one year future asset growth less than 20.00%; and non performing assets to capital less than 30%. Non performing assets include 90 day past due and non accrual loans.

ITEM 1A.     EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the principal executive officers of Bancshares and its principal subsidiary, First Citizens National Bank as of December 31, 2001:

Name	Age	Position and Office
Stallings Lipford	71

Chairman of the Board of Bancshares and First Citizens. Mr. Lipford joined First Citizens in 1950. He became a member of the Board of Directors in 1960 and President in 1970. He was made Vice Chairman of the Board in 1982. He served as Vice Chairman of the Board of Bancshares from September, 1982 to February, 1984. He served as President & CEO of Bancshares from 1983 to 1992.

Katie Winchester	61

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

Ralph Henson	60

Vice President of Bancshares; Executive Vice President of Loan Administration of First Citizens. Employed by First Citizens in 1964. Mr. Henson served First Citizens as Senior Vice President and Senior Lending Officer until his appointment as Executive Vice President of Loan Administration in February, 1993. Appointed to Board of Directors in 1997.

Jeffrey Agee	41

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

Barry Ladd	61

Appointed Executive Vice President and Chief Administrative Officer of First Citizens and Bancshares in 1996. Senior Vice President and Senior Lending Officer of First Citizens from April 20, 1994 to January 17, 1996. Employed by First Citizens in 1972. Mr. Ladd served First Citizens as Vice President and Lending Officer previous to his appointment as Senior Vice President. Appointed to Board of Directors in 1996.

Judy Long	47

Vice President and Secretary to the Board of First Citizens Bancshares. Appointed Executive Vice President and Chief Operations Officer and Secretary of the board of both First Citizens National Bank and Bancshares in August 1999. Ms. Long served as Senior Vice President and Chief Operations Officer and Secretary to First Citizens prior to this appointment. She served as Senior Vice President and Administrative Officer previous to November 1997; Vice President and Loan Operations Manager (1992-1996). Employed by First Citizens on July 19, 1974.

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

Corporate Offices for First Citizens Bancshares and First Citizens National Bank are located in Dyersburg/Dyer County, Tennessee. Dyersburg/Dyer County is located in northwest Tennessee and sits on the banks of the Mississippi River. It is 78 miles northeast of Memphis, Tennessee, 165 miles west of Nashville and 230 miles south of St. Louis, Missouri. Dyer County is equidistant between Chicago and New Orleans with direct rail, Amtrak, highway and interstate service to major industrial and consumer markets. Dyersburg/Dyer County is an anchor in the region that blends education, transportation, industry agribusiness and retail trade to serve the tri-state and service the encompassing Northwest Tennessee, Northwest Arkansas, and the Missouri Boot heel area. Dyer County is a mix of agriculture and industry. Sixty-eight percent of the land in Dyer County is in agricultural production and farming is a major industry in the county. Dyer County is Tennessee's number one producer of soybeans, grain sorghum, commercial vegetables and rice. Other important crops are wheat, cotton, and corn. There are 61 manufacturers and processors distributed throughout the county employing approximately 7,500 workers. The local economy slowed significantly in recent months following a trend which began nationally in mid - 2000. In December 2001, Dyer County unemployment rate was 8.8% compared to the State of Tennessee unemployment rate of 4.5%. The labor force in Dyer County decreased 7.66% from 19,450 in January 1995 to 17,960 in December 2000 primarily due to closings and layoffs in local industries and businesses. A textile manufacturing plant closed in mid-2001, eliminating 900+ jobs, and severely impacting the local economy.

First Citizens National Bank expanded its base of operations into Obion County in 1998. Obion County is located approximately 27 miles north of Dyersburg and is adjacent to Dyer County. Economic conditions in Obion County appear to be solid and growing. The unemployment rate as of December 31, 2001 was 3.5% down from 4.1% at December 31, 2000. The County is a mix of industry, service and retail business. Goodyear Manufacturing, a builder of tires, is the largest employer in the county, employing approximately 3,400 workers at year end 2001. Total Assets of First Citizens National Bank - Obion County offices in Troy and Union City are approximately $114 million consisting primarily of consumer and retail business loans. Total assets of the Lauderdale County office in Ripley increased to approximately $17,234 million consisting primarily of commercial, business and agriculture loans. Unemployment in Lauderdale County as of December 31, 2000 was 9.0% compared to 4.5% for the state.

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

First Citizens was granted trust powers in 1925 and has maintained an active Trust Department since that time. Assets as of December 31, 2001 were in excess of $135,360,000. Services offered by the Investment Management and Trust Services Division include but are not limited to estate settlement, trustee of living trusts, testamentary trustee, court appointed conservator and guardian, agent for investment accounts, and trustee of pension and profit sharing trusts.

Delta Finance, a finance company wholly owned by First Citizens National Bank offers financial service to the retail market. Services offered by Delta Finance, consumer finance affiliate, consist primarily of consumer and residential real estate loans. The three offices of Delta Finance are located in Dyersburg, Milan and Union City, TN. The Union City location was purchased in November 2000. Delta Finance was placed on the market "For Sale" last quarter of 2001. Return on this investment is not consistent with strategic goals of First Citizens, prompting the decision to divest ourselves of this business line.

On February 9, 1998, White and Associates/First Citizens Insurance, LLC was chartered by the State of Tennessee. White and Associates/First Citizens is a general insurance agency offering a full line of insurance products including casualty, Life and Health, and crop insurance. First Citizens holds a 50% ownership position, with Mr. White being the managing partner.

A second location of White and Associates/First Citizens Insurance was opened on July 1, 1998 with the purchase of Durham Insurance and is now operating out of the Union City Main Office of First Citizens National Bank. On December 28, 1998 a credit insurance company was formed as First Citizens/White and Associates Insurance Company. In January 1999, First Citizens acquired First Volunteer Bank of Union City and the primary office for Obion County was relocated to the Union City Branch. Halls Insurance Agency, a primary provider of Crop Insurance in the state of Tennessee, was acquired by White & Associates/First Citizens Insurance LLC and a full time agent placed in the Agricultural Services Department at the Main office. In addition, a Title Insurance Company established in 1999, is two-thirds owned by White and Associates/First Citizens, LLC.

On July 19, 2000, the Board approved the organization of Nevada I, which is a corporation organized and existing under the laws of the state of Nevada. The sole activities of Nevada I are the ownership of stock in Nevada II and the ownership of certain loans pursuant to a Participation Agreement. Nevada I will neither own nor lease any tangible property. Nevada I will have an employee located in the state of Nevada and officers and directors located in the state of Tennessee. Permission was also granted to organize Nevada II, which is also a corporation organized and existing under the laws of the state of Nevada. Nevada II board of directors consists of three persons, two Tennessee residents and one Nevada resident. All board meetings will held in Las Vegas, Nevada. The principal activity of Nevada II is to acquire and sell investment securities as well as collect the income from the portfolio. The sole purpose will be to transfer the bank's investment activity to the Nevada II Corporation. In conjunction with the Nevada Corporation and transfer of the investment portfolio, FTN Financial assumed management of the portfolio, with First Citizens retaining the option to approve all sales and purchases.

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

The following tabular analysis sets forth the competitive position of First Citizens when compared with other financial institutions in the service area for the period ending June 30, 2001.

Dyer, Lauderdale & Obion Counties Market
(Bank's Only)
(in thousands)
Bank Name	Total Deposits 06/30/01	% of Market Share 06/30/01
First Citizens National Bank	$ 397,423	31.12%
First State Bank	197,212	15.44
Union Planters Bank, National Association	106,117	8.31
Bank of Ripley	113,500	8.89
Commercial Bank & Trust Co.	90,587	7.09
Security Bank	80,398	6.29
First Tennessee Bank, National Association	69,653	5.45
Reelfoot Bank	67,800	5.31
Bank of Halls	37,886	2.97
Lauderdale County Bank	28,414	2.22
Gates Banking & Trust Co.	25,751	2.02
Bank Tennessee	24,872	1.95
BancorpSouth Bank	16,195	1.27
Farmers Bank, Woodland Mills, TN	12,120	0.95
City State Bank	9,258	0.72
Total	$ 1,277,186	100.00%

*Does not include deposits of $17,827,000 categorized as Overnight and fixed term Repurchase Agreements.

At December 31, 2001 Bancshares and its subsidiary, First Citizens, employed a total of 204 full time equivalent employees. Having been a part of the local community in excess of 100 years, First Citizens has been privileged to enjoy a major share of the financial services market. Dyersburg and Dyer County are growing and with this growth come demands for more sophisticated financial products and services. Strategic planning has afforded the Company both the physical resources and data processing technology necessary to meet financial needs generated by this growth.

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

IMPACT OF GRAMM LEACH-BLILEY ACT

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

The Comptrollers' operating-subsidiary rule also streamlined national banks' applications for new branches. It sets a strict 45-day deadline for Comptroller action on all applications, with a 10 day extension possible when serious CRA issues are raised. The Comptroller provisions closely parallel changes to Regulation Y issued by the Federal Reserve in August, 1996. Those changes give the Federal Reserve 15 days to process most merger applications. It also expands data processing powers, eliminates tying restriction on nonbanks, and allows bank-run trusts to buy mutual funds advised by the bank.

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

  Staff Development - There is no one element within an organization more important to success than the quality of staff. In spite of automation and the efficiencies of outsourcing, community banks still need people. In response, a formalized Staff Development program was introduced in 1999, which will support and enhance the quality of current and future management of First Citizens at all levels. Recognizing leadership skills, enhancing abilities through training and supporting realistic career goals are primary objectives of this ongoing process.

The likely focus of the immediate future in this industry is the convergence of financial services. Our emphasis on diversification in recent years has placed First Citizens in the enviable position of being able to effectively compete in this new environment.

CUSTOMER INFORMATION SECURITY AND CUSTOMER FINANCIAL PRIVACY

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

  Implement and test the plan; and

  Adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. First Citizens National Bank has structured and implemented a financial security program that complies with all principal requirements of the act.

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

DOWNTOWN DRIVE-IN:

The land and building occupied by the Downtown Drive-in Branch located at 113 South Church Street, Dyersburg, Tennessee is owned by First Citizens National Bank. The building, newly constructed in 2001 occupies approximately 898 square feet and will be a remote motor bank with six drive-thru lanes and a drive-up ATM lane.

GREEN VILLAGE:

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

NEWBERN:

The Newbern Branch, also owned by First Citizens, is located on North Monroe Street, Newbern, Tennessee. The building contains approximately 4,284 square feet and occupies land which measures approximately 1.5 acres. A separate facility located in Newbern on the corner of Highway 51 and RoEllen Road houses an ATM. Both land and building are owned by the Bank.

INDUSTRIAL PARK:

The Industrial Park Branch located at 2211 St. John Avenue is a full service banking facility that offers drive-thru Teller and ATM services. The building owned by First Citizens National Bank contains approximately 2,773 square feet and is located on 1.12 acres of land. The Industrial Park Branch, became operational In November, 1994.

RIPLEY:

The Ripley, Lauderdale County facility contains approximately 3,500 square feet and is located on 1.151 acres of land located at 316 Cleveland Street in Ripley, Tennessee. The facililty, newly constructed in 1999 offers full services banking with four drive-up lanes and a twenty four hour access drive-up ATM. Other services offered at the Ripley office are mortgage loans, Brokerages and Insurance.

TROY:

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

UNION CITY:

First Volunteer Bank in Union City was purchased by First Citizens early in January 1999. The Union City branch operates two full service facilities, a motor branch and three ATM's in Obion County. The main office is located at 100 Washington Avenue in Union City. The brick building consists of 52,500 square feet on three floors and is a combination of two buildings. The bank occupies 10,000 square feet of the ground floor. An additional 3,750 square feet are used for storage space. The other 3,750 square feet of the ground floor are leased to Snappy Tomato Pizza Company. A motor branch is located at First and Harrison Streets across from the main office. The East branch facility and ATM are located at 1509 East Reelfoot Avenue in Union City.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 2001, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 2001 there were 981 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods. These records may not include all sales during these time periods if sales were not reported to First Citizens for transfer.

Quarter Ended	High	Low
March 31, 2001	$ 20.00	$ 19.00
June 30, 2001	$ 23.00	$ 19.00
September 30, 2001	$ 23.00	$ 23.00
December 31, 2001	$ 25.00	$ 23.00

March 31, 2000	$ 24.00	$ 24.00
June 30, 2000	$ 24.00	$ 19.00
September 30, 2000	$ 19.00	$ 19.00
December 31, 2000	$ 19.00	$ 19.00

Dividend payouts per share restated to reflect a 4:1 stock split in June 1998 were 1.00 dollar in 2000, .90 cents in 1999 and .75 cents in 1998.

Dividends - 2001
Dividend Per Share	Quarter Declared
.2500	1st
.2500	2nd
.2500	3rd
.2500	4th
Total $1.0000

*Special dividend paid in fourth quarter 2000 and 1999.

Future dividends will depend on Bancshares' earnings and financial condition and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents information for Bancshares effective December 31 for the years indicated.

	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Net Interest & Fee Income	$ 19,917	$ 18,594	$ 19,305	$ 17,964	$ 16,021
Gross Interest Income	39,189	38,137	36,085	35,252	30,698
Income From Continuing Operations	5,760	4,612	5,799	4,474	4,730
Long Term Obligations (1)	63,075	44,237	11,264	25,486	12,146
Income Per Share from Continuing Operation (2)	$ 1.56	$ 1.24	$ 1.58	$ 1.25	$ 1.38
Net Income per Common Share (2)	$ 1.56	$ 1.24	$ 1.58	$ 1.25	$ 1.38
Cash Dividends Declared per Common Share (2)	$ 1.00	$ 1.00	$ 0.90	$ 0.75	$ 0.50
Total Assets at Year End	$ 537,991	$ 500,954	$ 472,670	$ 472,153	$ 384,183
Allowance for Loan Losses as a % Loans	1.08%	1.10%	1.14%	1.25%	1.21%
Allowance for Loan Losses as a % of Non-Performing Loans	141.97%	125.01%	445.26%	509.62%	461.76%
Loans 90 Days Past Due as a % of Loans	0.33%	0.47%	0.10%	0.14%	0.00%

(1)    Long Term Obligations consist of FHLB Borrowings, an ESOP obligation, and Finance Company Debts.

(2)    Restated to reflect 4 for 1 Stock Split on June 15, 1998.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Citizens Bancshares Inc. is a one-bank holding company headquartered in Dyersburg, Tennessee with full service banking locations Dyer, Lauderdale and Obion Counties. The primary asset of Bancshares is First Citizens National Bank, but also includes First Citizens Financial Plus, Inc, a full service brokerage subsidiary, 50% ownership in White and Associates/First Citizens Insurance, a full service insurance agency, and Delta Finance, a consumer finance affiliate. First Citizens National Bank also offers a full range of Trust and Mortgage Loan services.

The following discussion reviews important factors affecting the financial condition and results of operations of the Corporation for periods indicated. The review should be read in conjunction with the consolidated financial statements and related notes. The discussion also contains forward-looking statements that must also be read in conjunction with the Corporation's Consolidated Financial Statements and Footnotes. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.

A review of the financials contained within this report reveals renewed growth in deposits, loans and assets of the company. Earnings are much improved over the prior year, increasing 27%, supported by an upward trend in net interest margins that began in second quarter and is expected to continue into the current year.

Balance Sheet Summary: Assets grew 7.9%, up in excess of $39,000,000 when compared to year-end 2000. This increase represents good solid internal growth with no acquisitions being accomplished in 2001. For the first time in recent history, growth in deposits exceeded that of loans, with increases of $31,659,000 (8.5%) in deposits and $27,815,000 (8.25%) in loans. This can be attributed in part to a flight to safety by customers concerned with volatility of financial markets, opting instead for security of principal afforded by FDIC insurance. Capital growth of 7.9% was supported by improved earnings and an increase in unrealized gains in the Available for Sale segment of the Investment Portfolio.

Income Statement: Improved net interest margins and an increase in other income resulted in a 27% increase in net income when compared to results of the prior year. This was accomplished in spite of a 24% increase in the loan loss provision, a reflection of the slowing economy and growth within the portfolio. Overall loan portfolio quality remains high, a reflection of strong underwriting standards and diligent oversight by loan administration. The long term Mortgage division was a major contributor to the increase in earnings, ending a record year with income up more than %. Our partnership with White & Associates Insurance produced $242,000 in after tax earnings during 2001, an increase of 19% when compared to year 2000 results.

Liquidity/asset/liability management: The increase in deposit totals and turnover in the investment portfolio resulting from callable securities significantly improved the liquidity position, but also lowered returns. We are reinvesting with an enhanced awareness of the management of callable securities and the impact their structure can have on net interest margins in a falling rate environment.

Shareholder value: The management team at First Citizens is driven by shareholder value. Proposals that involve expansion of markets, investment in new or existing business lines and internal enhancements of operations are all focused toward long-term improvement in the shareholder value of the Company. Dividend yields on Bancshares' Common Stock for years 2001 and 2000 were 45% and 79% above peer group payout ratios. A five-year stock buy-back program approved by the Board of Directors will reduce the number of outstanding shares and thereby enhance the value of each remaining share. During 2001, a total of 41,000 shares were purchased at a cost of $939,000. These shares are held as Treasury Stock and are not available for resale. The management team is committed to the future of First Citizens National Bank as an independent community bank. We realize that the only way this can be accomplished is by providing financial returns sufficient to maintain a high level of shareholder value.

Our future: By the time this report reaches investors, a new location in Martin, Tennessee should be open for business. At this time, the staff and management are in place and are being trained. Even as the temporary facility is being located on sight, we are involved in the process of making decisions relative to a permanent structure. Within eighteen months, a proposed plan will be presented to the Martin Planning Commission for their approval. Based on both internal and external studies of this location, this should prove to be a profitable expansion of First Citizens' market.

First Citizens Bancshares, Inc. has entered into an agreement to purchase the assets of Munford Union Bank in Munford, Tennessee. This is a $115,000,000 asset state chartered bank with locations in Munford (2), Atoka, Millington and Bartlett. It is our intent to allow this bank to continue to operate under its current corporate structure, retaining existing employees and an independent Board of Directors. This acquisition will expand the Bancshares' franchise into several high growth markets, creating opportunities to market banking, brokerage, trust, insurance and mortgage loan product and services.

Summary: This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement no. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion no. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extaordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB no. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which controls is likely to be temporary.

Reasons for issuing This Statement: Because Statement 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The Board decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. The Board also decided to resolve significant implementation issues related to Statement 121.

  Users of financial statements indicated that the diverse accounting practices that have developed for obligations associated with the retirement of tangible long-lived assets to be disposed of. The Board decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. The Board also decided to resolve significant implementation issues related to Statement 121.
  Obligations that meet the definitions of a liability were not being recognized when those liabilities were incurred or the recognized liability was not consistently measured or presented.
  Company management indicated that the difference between the pooling and purchase methods of accounting for business combinations affected competition in markets for mergers and acquisitions.

NON-INTEREST INCOME

The following table reflects restated non-interest income for the years ending December 31, 2001, 2000, and 1999:

December 31
Change from Prior Year
(in thousands)
		Increase (Decrease)			Increase (Decrease)
	Total 2001	Amount	Percentage	Total 2000	Amount	Percentage	Total 1999
Service Charges on Deposit Accounts	$ 3,214	$ 503	18.55%	$ 2,711	$ 303	12.58%	$ 2,408
Trust Fees	859	(24)	(2.72)%	883	(38)	(4.13)%	921
Brokerage	760	(190)	(20.00)%	950	452	90.76%	498
Other	1,562	34	2.23%	1,528	(316)	17.14%	1,844
Total Non-interest income	$ 6,395	$ 323	5.32%	$ 6,072	$ 401	7.07%	$ 5,671
	======	======	=======	======	======	=======	=====

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities; interest rate fluctuations; and asset quality. The Federal Reserve in year 2000 continued to increase the Federal Funds rates from 5.50% at the end of 1999 to 6.50% at the end of year 2000. This rising rate environment caused First Citizens liabilities to reprice at a faster rate than interest rates earned on earning assets thereby causing a decrease in net interest income of $711 thousand or 3.8% from year-end 1999 to 2000. In 2001 the Federal Funds rate started a steady decline throughout the year resulting in net interest income of $ 1 million or 6.34% in excess of amounts posted in 2000. Downward pressures exerted on interest rate margins were offset in part in year 2001 and 2000 with strong loan growth in excess of 7 percent. Net interest income after the loan loss provision when comparing 2001, 2000 and 1999 was $18,273 thousand, $17,183 thousand, and $18,585 thousand. Increases to the provision in 2001and 2000 represents increased loan growth and elevated charge-offs, which exceeded budget projections for the years under comparison. Long term mortgage lending income ended 2001 with record income of $840 thousand up 65% when compared to $508 thousand in 2000. With Federal Funds rate expected to remain steady in 2002, management expects a favorable impact on this years net interest margins and income. First Citizens Bank locked in $19 million of FHLB long term borrowings during the year of 2001 to reduce our exposure to rising rates or interest rate risk.

Growth in non-interest income has become a key component in sustaining increased earnings for Bancshares. Non-interest income increased 5.32 percent and 7.07 percent when comparing year 2001 to 2000 and 1999 respectively. The major components of non-interest income are service charges on deposit accounts, trust, brokerage and insurance commissions. Service charges on deposit accounts increased $503 thousand or 18.55% and $303 thousand or 12.58% when comparing the year 2001, 2000, and 1999. Also contributing to net interest income was $353,000 received from the sale of insurance products and service from First Citizens/White & Associates Insurance Company, LLC. Non interest income as percent of income for 2001 was 14.03% versus 13.73% for 2000 and 13.58% for 1999.

NON-INTEREST EXPENSE

December 31
Change from Prior Year
(in thousands)
		Increase (Decrease)			Increase (Decrease)
	Total 2001	Amount	Percentage	Total 2000	Amount	Percentage	Total 1999
Salaries & Employee Benefits	$ 8,911	$ 160	1.82%	$ 8,751	$ 79	0.91%	$ 8,672
Occupancy Expense	2,951	13	0.44%	2,938	212	7.77%	2,726
Other Operating Expense	4,843	(114)	(2.29)%	4,957	946	23.58%	4,011
Total Non-Interest expense	$ 16,705	$ 59	0.35%	$ 16,649	$ 1,237	8.02%	$ 15,409
	======	======	=======	======	======	=======	=====

Non interest expense increased .35 percent in 2001 to $16,705 thousand, compared to $16,646 thousand and $15,409 thousand in 2000 and 1999 respectively. One of the most significant components of non-interest expense is salaries and employee benefits representing $8,911 thousand in 2001 and $8,751 thousand in 2000 and $8,672 thousand in 1999. At December 31, 2001 First Citizens had 204 full-time equivalent employees, compared to 209 and 203, respectively at December 31, 2000 and 1999. The reduction in fulltime-time equivalent and associated expenses in 2001 related to a reduction in a number of personnel brought about by improved operational efficiencies gained when merging operations of banks acquired beginning in 1998. Efficiencies implemented over the past three years have reduced and/or controlled non-interest expense at acceptable levels. Going forward, management will continue to focus on improving the efficiency ratio at a level comparable to peer banks.

Net occupancy and equipment expense was $2,951 thousand, an increase of .44% over $2,938 thousand in 2000. Equipment and depreciation expense has been largely driven by information technology demands made on First Citizens in support of service delivery systems necessary to meet customer needs as well to place the bank at a competitive advantage.

Other operating expense decreased $114 thousand or 2.29 percent after posting a sharp $946 thousand or 23.58 percent increase in year 2000. The increase from 1999 to 2000 was a result of payouts to two individuals choosing to exercise contract options available as the result of merger activity in Obion County in 1998. Total payout exceeded $800 thousand and represented the extent of First Citizens' contract liability to employees of merged banks. Other changes in non-interest expense resulted from the cost of employing a consulting firm to review systems and practices and to make recommendations for improvements. The level of compensation for the consulting firm was targeted at one-third or approximately $443 thousand of the increase in annual income derived by the company. After the first year, all income enhancements accrue to the benefit of the company.

Efficiencies implemented over the past five years have reduced and/or controlled non-interest expense at an acceptable level. Going forward, management will focus on increasing the potential to generate non-interest income through investment in non-banking subsidiaries such as insurance agencies, consumer finance companies, and our brokerage business. In addition, we will concentrate on internal income growth in the bank's mortgage lending and trust services departments. As we implement new business lines and grow within existing businesses, non-interest expense can be expected to increase. However, the increase should be offset by increases in income at levels targeted by our Capital Plan.

December 31,	Assets Per Employee	Assets Per Employee Peer Group
*2001	$ 2,637	$ 3,350
2000	$ 2,397	$ 2,860
1999	$ 2,328	$ 2,540
**1998	$ 2,354	$ 2,400
1997	$ 2,151	$ 2,400

*      The Peer Group for First Citizens changed when we exceeded $500 million in assets

**    1998 includes Bank of Troy and Delta Finance II. Assets per employee increased due to Troy=s positive position.

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

	As of December 31,
	2001		2000		1999
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-Interest Bearing Demand Deposits	$ 37,971	0.00%	$ 39,549	0.00%	$ 39,805	0.00%
Savings Deposits	126,116	2.57	114,316	3.04	111,278	2.99
Time Deposits	225,833	5.33	210,177	5.79	208,908	4.91
Total Deposits	$ 389,940	3.92%	$ 364,042	4.30%	$ 359,991	3.77%
	========	=======	========	=======	========	=======

Market share data released as of June 2001 reported First Citizens' share of the Dyer County deposits at 60.8 percent, while market share in all counties in which we do business was slightly over 32 percent of total deposits. The same data released in year 2000 indicated that Dyer County market share was 57 percent. A market share comparison (table listed on page 9 contained within this report) for banking competition indicated a loss of market share for all competitor banks. Total deposits increased $26 million or 7.1 percent in 2001 after posting only a $4 million or 1.15 percent increase in 2000. Deposit growth in all quarters of year 2001 was stronger than at any time in recent years and was reflective of customers' reaction to volatile market conditions in year 2001. The "Wall Street" money market account, introduced first quarter 2001 has proven effective in attracting deposits that in the past had flowed to a similar deposit account offered by brokerage firms. The growth of the "Wall Street" account was $21 million for 2001.

Average rate paid on total deposits lowered to 3.92% for 2001 compared to 4.30% in 2000 and 3.77% in 1999. Maturity distribution of time deposits in the amount of $100,000 and over indicates that approximately $ 82 million or 21 % of total deposits will mature and re-price in the next twelve months resulting in improved net interest margins for the bank. Management of liquidity has evolved as a challenge for the community banks. Making the right investment choices, identifying funding sources that impose the least risk to the bank's asset/liability management process and finding creative ways to induce deposit growth will ensure our continued success as an independent community bank. Management is continuously monitoring and enhancing the bank's product line in order to retain and enhance relationships with existing customers and attract new customers. The bank introduced overdraft privilege in February 2001. Overdraft privilege is a discretionary non-contractual service provided our customers, designed to guard against having their checks returned by the bank. Each customer is given an overdraft privilege limit based on the type account the customer has with the bank and other factors. Overdraft privilege allows the customer to overdraw their account feeling confident checks will be paid within their assigned limit as long as they make regular deposits into their account. Customers are charged the normal overdraft fee for each paid item presented for payment against non-sufficient funds. If the item is over their limit, it will be returned and a non-sufficient fund fee will be assessed.

SHORT TERM BORROWINGS

	As of December 31
	2001	2000
Amount outstanding - end of period	$ --	$ 34,174
Weighted Average Rate of Outstanding	N/A	5.55%
Maximum Amount of Borrowings at Month End	$ 33,391	$ 54,600
Average Amounts Outstanding for Period	4,727	49,436
Weighted Average Rate of Average Amounts	3.75%	5.97%

Long term debt for 2001 is comprised primarily of Federal Home Loan Bank borrowing totaling $60,575 and Delta Finance Company obligation of $1,000,000. Note payable of Employee Stock Ownership Plan reflected in long term debt of 2000 was paid in full in year 2001. Year 2000 long term debt again included Federal Home Loan Bank borrowings totaling $56.9 million, Employee Stock Ownership debt of $920 thousand and Delta Finance Company Debt of $1 million.

	Average Volume	Average Rate	Average Maturity	Repricing Frequency
FHLB Borrowings	59,424	5.36%	3 years	Fixed
Finance Company Debt	2,233	5.88%	1 year	Fixed

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of First Citizens on December 31, 2000. The overall total increased in excess of $2.2 million when compared to the prior year.

Maturity Distribution of Time Deposits in Amounts of $100,000 and Over
December 31
(in thousands)

	2001		2000
	Amount	Percent	Amount	Percent
Maturing in:
3 months or less	$ 21,402	22.28%	$ 45,450	62.19%
Over 3 through 12 months	60,881	63.40	22,703	31.05
Over 12 monhts	13,740	14.30	4,948	6.76
Total	$ 96,023	31.35%	$ 73,101	100.00%
	=======	=======	========	======

The following table sets forth an analysis of sources and uses of funds for the years under comparison.

SOURCES AND USES OF FUNDS
(in thousands)
	2001			2000			1999
		Increase (Decrease)			Increase (Decrease)
Funding Uses	Balance	Amount	Percentage	Balance	Amount	Percentage	Balance
Interest-Earning Assets:
Loans (Net of Unearned Discounts & Reserve)	$ 359,296	$ 28,828	8.72%	$ 330,468	$ 7,421	2.29%	$ 323,047
Taxable Investment Securities	83,313	(3,795)	(4.35%)	87,108	(2,260)	(2.52%)	89,368
Non-Taxable Investment Securities	14,601	1,523	11.64%	13,078	6	0.04%	13,072
Federal Funds Sold	7,613	6,412	533.88%	1,201	(1,489)	(55.35%)	2,690
Interest-Earning Deposits in Banks	933	(616)	39.76%	1,549	518	50.24%	1,031
Total Interest-Earning Assets	465,756	32,352	7.46%	433,404	4,196	0.97%	429,208
Other Uses	--	--	--	51,296	7,620	17.44%	43,376
Total Funding Uses	$ 520,119	$ 35,419	7.30%	$ 484,700	$ 12,116	2.56%	$ 472,584
Interest-Bearing Liabilities:
Savings Deposits	$ 126,116	$ 11,800	10.32%	$ 114,316	$ 3,038	2.73%	$ 111,278
Time Deposits	225,833	15,656	7.44%	210,177	1,269	0.60%	208,908
Federal Funds Purchased and Other Interest-Bearing Liabilities	78,252	6,430	8.75%	71,822	6,904	10.63%	64,918
Total Interest-Bearing Liabilities	430,201	33,886	8.55%	396,315	11,211	2.91%	385,104
Demand Deposits	37,971	(1,578)	(3.98%)	39,549	(256)	(0.64%)	39,805
Other Sources	51,947	3,111	6.37%	48,836	1,161	2.43%	47,675
Total Funding Sources	$ 520,119	$ 35,419	7.30%	$ 484,700	$ 12,116	2.56%	$ 472,584
	======	======	=======	======	======	=======	======

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
(FIRST CITIZENS NATIONAL BANK)

	Monthly Average Balances and Interest Rates
	2001			2000			1999
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in Thousands)
	ASSETS
Interest-earning assets:
Total loans (1) (2) (3)	$ 359,296	$ 33,147	9.22%	$ 330,468	$ 31,631	9.57%	$ 323,047	$ 29,382	9.10%
Investment securities:
Taxable	83,313	4,922	5.90%	87,108	5,732	6.58%	89,368	5,903	6.61%
Exempt (4)	14,601	1,039	7.11%	13,078	959	7.33%	13,072	938	7.18%
Interest Earning Deposits	933	52	5.57%	1,549	86	5.55%	1,031	42	4.07%
Federal funds sold	7,613	382	5.01%	1,201	55	4.57%	2,690	148	5.50%
Lease financing	--	--	--%	--	--	--%	--	--	--%
Total interest earning assets	465,756	39,542	8.48%	433,404	38,463	8.87%	429,208	36,413	8.48%
Non-Interest earning assets:
Cash and Due From Banks	16,499	--	--%	12,736	--	--%	13,531	--	--%
Bank Premises and Equipment	14,116	--	--%	14,101	--	--%	13,035	--	--%
Other Assets	23,748	--	--%	24,459	--	--%	16,810	--	--%
Total Assets	$ 520,119	--	--%	$ 484,700	--	--%	$ 472,584	--	--%
	========			========			========
	LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits	$ 126,116	$ 3,249	2.57%	$ 114,316	$ 3,481	3.04%	$ 111,278	$ 3,324	2.99%
Time deposits	225,833	12,056	5.33%	210,177	12,183	5.79%	208,908	10,262	4.91%
Federal funds purchased and Other Interest Bearing Liabilities	78,252	3,967	5.06%	71,822	3,879	5.40%	64,918	3,194	4.92%
Total interest-bearing liabilities	430,201	19,272	4.47%	396,315	19,543	4.93%	385,104	16,780	4.36%
Noninterest- bearing liabilities:
Demand deposits	37,971			39,549			39,805
Other liabilities	3,598			3,451			3,993
Total liabilities	471,770			439,315			427,762

Shareholders' equity	48,349			45,385			43,682

Total liabilities and shareholders' equity	$ 520,119			$ 484,700			$ 472,584
	========			========			========
Net interest income		$ 20,270			$ 18,920			$ 19,633
		======			======			======
Net yield on average earning assets			4.35%			4.36%			4.57%
			=====			=====			=====
_____________________
(1)  Loan totals are shown net of interest collected, not earned and loan loss reserves.

(2)  Fee Income is included in interest income and the computations of the yield on loans.

(3)  Includes loans on non-accrual status.

(4)  Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

(5) Includes interest bearing deposit accounts excluding time deposits.

VOLUME/RATE ANALYSIS
	2001 Compared to 2000			2000 Compared to 1999
	Due to Changes in:			Due to Changes in:
	Average Volume	Average Rate	Total Increase/ (Decrease)	Average Volume	Average Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest Earned On:
Loans	$ 2,759	$ (1,243)	$ 1,516	$ 675	$ 1,574	$ 2,249
Taxable investments	(250)	(560)	(810)	(149)	(22)	(171)
Tax Exempt Investment Securities	112	(32)	80	1	20	21
Interest Bearing Deposits with Other Banks	(34)	--	(34)	21	23	44
Federal Funds Sold and Securities purchased under agreement to resell	293	34	327	(82)	(11)	(93)
Lease Financing	--	--	--	--	--	--
Total Interest Earning Assets	$ 2,880	$ (1,801)	$ 1,079	$ 466	$ 1,584	$ 2,050
Interest Paid On:
Savings deposits	359	(591)	(232)	91	66	157
Time deposits	906	(1,033)	(127)	623	1,298	1,921
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	347	(259)	88	340	345	684
Total Interest Bearing Liabilities	1,612	(1,883)	(271)	1,054	1,709	2,763
Net Interest Earnings	$ 1,268	$ 82	$ 1,350	$ (588)	$ (125)	$ (713)
	======	======	======	======	======	======

A summary of average interest earning assets and interest bearing liabilities is set forth in the preceding table together with average yields on the earning assets and average cost on the interest bearing liabilities. Interest earning assets total $465,756 thousand at an average rate of 8.48%, interest earned of $39,542 thousand for the year 2001 compared to $433,404 thousand, average rate of 8.87% and interest earned of $38,463 thousand in year 2000. Interest earning assets in year 1999 total $429,208 thousand, average rate of 8.48% and earned interest income of $36,413 thousand. Interest bearing liabilities total $430,201 thousand, interest expense of $19,272 thousand in year 2001 compared to $396,315 thousand, interest expense of $19,543 thousand and $385,104 thousand, interest expense of $16.780 thousand in years 2000 and 1999 respectively. The average rate for those years was 4.47%, 4.93% and 4.36% respectively. A reduction in the Federal Funds rate from 6.50% in September 2000 to the 1.75 % at December 31, 2001, materially reduced cost of funds resulting in improved interest rate margins and net income levels for the bank. Average volume change of 2.8 million for total interest earning assets when comparing 2001 to 2000 was primarily caused by average change in loans of 2.7 million. The average rate change for the same time period resulted in decreased volume change of $1.8 million comprised significantly of lower average rate charged on loans. A comparison of total interest bearing liabilities for year-end 2001 and 2000 indicates average volume and average rate change was an increase of $1.6 million and a decrease of $1.9 million. Net Interest earnings as a result of average volume and average rate change was $1.3 million and $82 thousand respectively.

	December 31
	(In Thousands)
	2001	2000	1999	1998	1997
Real Estate Loans:
Construction	$ 36,862	$ 34,195	$ 34,431	$ 28,048	$ 23,378
Mortgage	225,743	197,040	189,787	159,637	151,333
Commercial, Financial and Agricultural Loans	64,496	63,703	60,446	87,927	52,212
Installment Loans to Individuals	39,200	42,754	37,595	29,197	26,904
Other Loans	2,725	3,267	3,118	2,522	2,512
TOTAL LOANS	$ 369,026	$ 340,959	$ 325,377	$ 307,331	$ 256,339

December 31, 2001 as Compared to December 31, 2000
(in thousands)
Loan Category	Amount of Increase (Decrease)	% of Increase (Decrease)
Real Estate	$ 31,370	13.56%
Commercial, Financial and Agricultural	793	1.24%
Installment Loans to Individuals	(3,551)	8.31%
Other Loans	(542)	16.59%
TOTAL LOANS	$ 28,067	8.23%
	=======	========

Loan growth during year 2001 resulted primarily from increases of $30 million in mortgage and real estate construction loans. Total loan growth was $28 million or 8.2 percent compared to $16 million or 5 percent in year 2000. Commercial and agriculture loans posted less than a million dollars in growth after a volume increase in 2000 of more $3 million. Growth in the agricultural segment of the portfolio has been negligible as low commodity prices seem to set a standard and farmers have become more dependent on federal disaster payments. The average number of farms in Dyer County is down to 510 with only 270 fulltime farm operators each managing approximately 445 acres of land. However, the economic impact of Agriculture in Dyer County in 2001 was over $61 million. First Citizens' as the largest agriculture lender in our trade area, takes pride in its' contribution to our local economy through support of Agri business. Economists from the Food and Agricultural Policy Research Institute and the Agriculture and food Policy Center have projected that U.S. net farm income could drop more than $9 billion over a two year period beginning in year 2000.

Installment loans to individuals dropped from $42,754 thousand in 2000 to $39, 200 thousand in 2001. Competitors offering zero percent financing has enticed consumers to pay off existing car loans held at banks in favor of new car purchases financed at the dealership. Deterioration in the economy in general has resulted in tightening of loan underwriting standards and sacrificed a higher level of growth to ensure quality in the portfolio. The Jackson, Tennessee Trustee's office reported a 61% increase in the number of Dyer County families filing Chapter 13 Bankruptcy from 2000 to 2001. This past year 228 Dyer County families have filed. Efforts are in place and will continue to provide money management education for families in the county filing bankruptcy. Education programs offered focus on managing family funds, creating and maintaining a family budget, setting money goals and establishing a money management center in the home. Program are established in local high schools that focus on budgeting, writing checks and balancing a checking account. Teens also practice consumer decision making skills.

The First Citizens loan portfolio is made up of quality credits and is well diversified with a concentration of credit in real estate related loans. Total real estate related loans are approximately $107,694 thousand at year-end 2001. The largest category of loans is residential mortgage loans, comprising 29.99 percent of total loans, which historically have low loan loss experience. The following table lists categories of real estate loans, volume and category type as a percentage of total loans and loan policy limits established for each category:

Category	Volume	Actual Percentage	Policy Percentage
Agriculture	$ 19,309,636	5.38%	20.00%
Land Acquisition	$ 21,015,506	5.86%	10.00%
Development & Commercial Construction	$ 47,267,312	13.17%	30.00%
Residential Construction	$ 7,470,733	2.08%	10.00%
Residential Mortgage	$ 107,693,900	29.99%	40.00%

The provision for loan losses is $4,015 thousand, $3,763 thousand, and $3,718 thousand at December 31, 2001, 2000, and 1999 respectively. An increase in the provision for loan losses of 7 percent when compared to same time period in 2000 is reflective of portfolio growth and deterioration in quality brought about by an slowing economy. Overall portfolio quality remains high and the reserve is considered adequate to cover anticipated losses. Projected loan growth for the year 2002 is approximately 5 percent.

REPOSSESSED REAL PROPERTY:

The book value of repossessed real property held by First Citizens was $1.7 million at December 31, 2001 compared to $390 thousand at year-end 2000 resulting in a net increase of $1.3 million. Properties foreclosed on one borrower in year 2001 and placed in other real estate totals $805,000 or 62 percent of the net increase. Foreclosed properties have been listed with local realtors and a plan to market properties is in place.

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

Collateral	Maximum Amortization	Maximum LTV
Real Estate	Various (*)	Various (*)
Equipment	5 Years	75%
Inventory	5 Years	50%
A/R	5 Years	75%
Livestock	5 Years	80%
Crops	1 Year	50%
*Securities	10 Years	75% (Listed) 50% (Unlisted)
(*) See discussion * Maximum LTV on margin stocks (stocks not listed on a national exchange) when proceeds are used to purchase or carry same, shall be 50%.

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

  Amortization Schedules: Every loan must have a documented repayment arrangement. While reasonable flexibility is necessary to meet the credit needs of the Bank's customers, in general all loans should be repaid within the following time frames:

Loan Category	Amortized Period
Raw Land	10 Years
Construction:
Commercial, multi-family, and other non-residential	20 Years
1-to-4 family residential	20 Years
Improved Property/Farmland	20 Years
Owner-occupied 1-to-4 family and home equity	20 Years

  The average yield on loans of First Citizens National Bank for the years indicated are as follows:

2001	2000	1999	1998	1997
9.22%	9.57%	9.10%	9.72%	9.70%

  The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $66,172,000 at December 31, 2001.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
	Due in One Year or Less	Due after one year but within five years	Due after five years
	(Dollars in thousands)
Real Estate	$ 52,919	$ 56,518	$ 53,618
Commercial, Financial and Agricultural	30,390	30,605	3,501
All Other Loans	10,127	31,586	212
Totals	$ 93,436	$ 118,709	$ 56,881
	=======	=======	=======

  Loans with Maturities After One Year for which:
                                                                                                            (in thousands)
  Interest Rates are Fixed or Predetermined                                     $294,562
  Interest Rates are Floating or Adjustable                                     $  74,464

  The degree of interest rate risk to which a bank is subjected can be controlled through a well managed asset/liability management program. First Citizens controls interest rate risk by matching assets and liabilities, better explained by employing interest-sensitive funds in assets that are also interest sensitive. First Citizens is liability sensitive since bank liabilities re-price at a much quicker rate than assets. This means that in a rising rate environment net income of the bank would be diluted, while a flat rate or a lower rate environment would result in stable to improved interest rate margins and net income. In recent years the interest rate environment as well as competitive pricing strategies of the bank's competition has resulted in a transition in the loan portfolio from primary floating or adjustable rates to a more predetermined or fixed rate portfolio. One of the tools used to ensure market rate return is variable rate loans totaling $74 million or loans held in the portfolio that will mature in one year or less totaling $93.4 million. A total of 46 percent of average loans will reprice either immediately with a change in interest rates or within 12 months, while $218.7 million or 61 % of average outstanding loans will mature after one year, but within five years. Only $56.9 million or approximately 16 percent of average outstanding loans bear maturities of greater than five years.

  NON-PERFORMING LOANS

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties
First Citizens National Bank
(in thousands)
December 31,

	2001	2000	1999	1998	1997
Nonaccrual Loans	$ 1,600	$ 1,389	$ 500	$ 303	$ 440
Restructured Loans	--	--	--	--	--
Foreclosed Property Other Real Estate	1,730	318	390	177	--
Other Repossessed Assets	--	--	--	--	--
Loans and Leases 90 days Past due and still accruing interest	1,228	1,621	335	425	164
Total Non-performing Assets	$ 4,558	$ 1,939	$ 1,225	$ 905	$ 604
	======	======	=======	======	======
Non-performing assets as a percent of loans and leases plus foreclosed property at end of year	1.23%	0.56%	0.37%	0.33%	0.27%
Allowance as a percent of:
Non-performing assets	88.08%	194.06%	303.51%	386.30%	461.76%
Gross Loans	1.08%	1.10%	1.14%	1.26%	1.22%
Addition to Reserve as a percent of Net Charge-Offs	118.10%	103.29%	59.30%	154.27%	364.07%
Loans and leases 90 days past due as a percent of loans and leases at year end	0.33%	0.47%	0.10%	0.15%	0.08%
Recoveries as a percent of Gross Charge-Offs	30.98%	19.69%	27.92%	34.77%	41.11%

  Non performing assets consists of non-accrual loans, restructured loans, foreclosed properties, and loans and leases 90 days past due and still accruing interest. Non performing loans increased $2.6 million in 2001 to $4.6 million or 1.23 percent of total loans at December 31, 2001. This compares to $1.9 million or .56 % of total loans in 2000. First Citizens non-accrual loans totaling $1.6 million are primarily centered with one borrower's credits totaling $633 thousand or 40 percent of the total. The balance of the non-accrual total consists of many smaller loans that are well secured and in the process of collection. Foreclosed property was discussed previously in the discussion of repossessed real property. Loans and leases 90 days past due and still accruing interest consists of smaller consumer loans and are not necessarily reflective of a deterioration of any segment of the loan portfolio. Allowance for Loan loss as a percent of non- performing assets was 88.08%, 194.06% and 303.51% respectively for the years ending December 31, 2001, 2000, and 1999. The allowance as a percent of gross loans for the same time periods was 1.08%, 1.10%, and 1.14%. Loan policy calls for an allowance balance of at least 1% of total loans. Continued improvements reflected in the financial ratios are indicative of well communicated loan policies and procedures. Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The banks' policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term. A debt is well secured if it is secured (1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss to First Citizens are adequately reserved for in the provision for loan losses.

  Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the twelve months ending December 31, 2000 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $90,000. Interest income on loans reported as ninety days past due and on interest accrual status was $94,000 for 2001. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". First Citizens has no Restructured Loans for the period being reported.

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

LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES
(in thousands)
December 31,

	2001	2000	1999	1998	1997
Average Net Loans Outstanding	$ 359,296	$ 330,468	$ 323,047	$ 259,416	$ 220,985
Balance of Reserve for Loan Losses at Beginning of Period	3,763	3,718	3,496	2,789	2,282
Loan Charge-Offs	(2,017)	(1,701)	(1,214)	(952)	(326)
Recovery of Loans Previously Charged Off	625	335	339	331	134
Net Loans Charged Off	(1,392)	1,366	(875)	(621)	(192)
Additions to Reserve Charged to Operating Expense	1,644	1,411	720	958	699
Changes incident to Mergers	--	--	377	370	--
Balance at End of Period	$ 4,015	$ 3,763	$ 3,718	$ 3,496	$ 2,789

Ratio of Net Charge-Offs during quarter to Average Net Loans Outstanding	0.38%	0.40%	0.28%	0.23%	0.09%

  The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years. The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the year just ended consisted of Loans charged off of $2,017,000 (2) Recovery of loans previously charged off $625,000 and (3) Additions to reserves totaling $1,644,000.

  The provision for loan loss reserves was increased by 96% over the 1999 allocation. A major portion of the increase can be attributed to two related credits and does not reflect an overall decline in credit quality within the portfolio. In view of a slowing economy and the failure of congress to address inequities in Bankruptcy Laws, management and the Board will continue to monitor the adequacy of the reserve and make adjustments when necessary.

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

LOAN LOSS ALLOWANCE ANALYSIS
		LOSS 1 YR.	AVERAGE BALANCE 1 YR.	PERCENT	CURRENT BALANCE	RESERVE REQUIRED
I.	CREDIT CARDS	$	GROSS $	%	$	$
II.	INSTALL. LOANS	$	NET $	%	$	$
III.	IMPAIRED WITH ALLOCATIONS				$	$
	IMPAIRED WITHOUT ALLOCATIONS				$	$
				ALLOWANCE
IV.	DOUBTFUL			50.00%	$	$
	SUBSTANDARD			10.00%
	ACCOUNTS RECEIVABLE FACTORING			1.00%
	WATCH			5.00%
	OTHER LOANS NOT LISTED PREVIOUSLY LESS SBA/FMHA GUARANTEED PORTIONS			0.75%
	TOTAL LOANS				$
V.	LETTERS OF CREDIT			0.75%	$	$
VI.	OTHER REAL ESTATE OWNED					$

	RESERVE REQUIRED

	RESERVE BALANCE

	EXCESS (DEFICIT)

	RESERVE AS % OF TOTAL LOANS			%
	PEER GROUP %			%

	LOSS EXPERIENCE III & IV (AVERAGE LAST 3 YEARS)			% OR $

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

  Management estimates the approximate amount of charge-offs for the 12 month period ending December 31, 2002 to be as follows:

Amount
Domestic:
Commercial, Financial and Agricultural	$ 600,000
Real Estate - Construction	--
Real Estate - Mortgage	150,000
Installment Loans to individuals	250,000
Lease financing	--
01/01/02 through 12/31/02 Total	$ 1,000,000

	Year Ending December 31,
	(in thousands)
Charge-Offs:	2001	2000	1999	1998
Domestic:
Commercial, Financial and Agricultural	$ 1,537	$ 761	$ 236	$ 228
Real Estate - Construction	--	--	--	--
Real Estate - Mortgage	480	340	142	158
Installment Loans to individuals & credit cards	795	600	836	566
Lease financing	--	--	--	--
Total	$ 2,017	$ 1,701	$ 1,214	$ 952
Recoveries:
Domestic:
Commercial, Financial and Agricultural	$ 336	$ 52	$ 89	$ 165
Real Estate - Construction	--	--	--	--
Real Estate - Mortgage	95	39	6	9
Installment Loans to individuals & credit cards	194	244	244	157
Lease financing	--	--	--	--
Total	$ 625	$ 335	$ 339	$ 331
Net Charge-offs	$ 1,392	($ 1,366)	($ 875)	($ 621)

	Composition of Investment Securities
	December 31, (in thousands)
	2001	2000	1999	1998	1997
U.S. Treasury & Government Agencies	$ 74,335	$ 82,707	$ 83,372	$ 89,410	$ 62,976
State & Political Subdivisions	17,798	13,959	12,515	17,113	11,799
All Others	12,141	6,428	3,250	3,207	2,740
TOTALS	$ 104,274	$ 103,094	$ 99,137	$ 109,730	$ 77,515
	=======	=======	=======	=======	======

	MATURITY AND YIELD ON SECURITIES December 31, 2001 (in thousands)
	Maturing Within One Year		Maturing After One Year But Within Five Years		Maturing After Five Years But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and Government Agencies	$ 2,000	7.00%	$ 12,696	4.69%	$ 12,473	5.83%	$ 47,166	5.46%
State and Political Subdivisions*	316	6.20	4,897	4.64	5,403	6.57	7,182	7.45
All Others	--	--	3,340	4.54	5,827	5.21	2,975	7.45
Totals	$ 2,316	6.89%	$ 20,933	4.65%	$ 23,702	5.84%	$ 57,323	5.80%
	======	======	=======	=======	=======	======	======	======
________________________________ * Yields on tax free investments are stated herein on a taxable equivalent basis

HELD TO MATURITY & AVAILABLE FOR SALE SECURITIES
December 31, 2001
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 0	$ 0
U.S. Government agency and corporation obligations	1,000	1,033	72,469	73,335
Securities issued by states and political subdivisions in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,615	1,651	15,968	16,182
U.S. Securities:
Debt Securities	0	0	6,756	6,897
Equity Securities (including Federal Reserve stock)	0	0	5,214	5,245
Foreign securities:
Debt Securities	0	0	0	0
Equity Securities	0	0	0	0

Total (sum of column A items 1 through 5.a must equal Schedule HC, item 2.a and sum of column D, items 1 through 5.b must equal Schedule HC, item 2.b)	$ 2,615	$ 2,684	$ 100,407	$ 101,659

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

  Objectives of the investment portfolio management are to: provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change, and finally optimize investment performance. Investments also serve as collateral for government, public funds, and large depositors. The investment portfolio: which currently totals $104,274,000, is comprised of US Government Obligations of $74,335,000, State and Political Obligations of $17,798,000, and all others of $12,141,000. Fixed rate holdings comprise 94% of the portfolio. The average life, maturity, and yield of the investments were 4.22 years, 5.70 years, and 5.64%.

  Our investment strategy has been to classify most of the portfolio as available for sale (97%), which are carried on the balance sheet at fair market value. This gives management flexibility to actively manage the portfolio under various market conditions. First Citizens does not use the trading account. The portfolio has decreased $5.4 million from 1998 to 2001 due to loan demand. Investments grew $1.2 million when comparing 2001 to 2000. The cash flow statement reflects a material amount of maturities and called bonds for the year of 2001. First Citizens invested most of these funds back into the market at various time frames to reduce market exposure. Our intent is too rely more on mortgage backed investments that have cash flows paying monthly and bullet type investments. Mortgage backed investments account for 50.30% of the portfolio and we will increase this towards 60%.

  At December 2001, the investment portfolio had an unrealized gain (net of tax) of $751,000 compared to the prior year figure of ($283,000). The falling rate conditions as reflected in the New York Prime decreasing from 9.50% to 4.75% had a positive impact on the portfolio. In terms of price sensitivity, we estimate that if rates go: up 100 basis points, the market value of the portfolio would decrease $.78 million, up 200 basis points, the market value of the portfolio would decrease $2.7 million, down 100 basis points, the market value would increase $1.4 million, and down 200 basis points, the market value would increase $2 million.

  On July 19, 2000, the Board approved the organization of Nevada I, a corporation organized and existing under the laws of the state of Nevada. The sole activities of Nevada I are the ownership of stock in Nevada II and the ownership of certain loans pursuant to a Participation Agreement. Nevada I will neither own nor lease any tangible property. Nevada I will have an employee located in the state of Nevada and officers and directors located in the state of Tennessee. Permission was also granted to organize Nevada II, which is also a corporation organized and existing under the laws of the state of Nevada. Nevada II board of directors consists of three persons, two Tennessee residents and one Nevada resident. All board meeting will held in Las Vegas, Nevada. The principal activity of Nevada II is to acquire and sell investment securities as well as collect the income from the portfolio. The sole purpose will be to transfer the bank's investment activity to the Nevada II Corporation. First Citizens National Bank income is projected to increase in excess of $300,000 the first year of operations. In conjunction with the Nevada Corporation and transfer of the investment portfolio, First Tennessee Financial will assume management of the portfolio.

  FASB 115 required banks to maintain separate investment portfolios for Held-to-Maturity, Available for Sale, and Trading Account Investments. FASB 115 also requires banks to mark to market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. All purchase and sale transactions in 2001 were made in accordance with specifications set forth in FASB 115. The trading account at December 31, 2000 maintained a zero balance.

  First Citizens National Bank engaged in derivative activity as defined by FASB 133 (Reference Footnote 2 of the Accountant's Report page 68).

  Gains/Losses reflected in year-end income statements attributable to trading account securities for the five year period ending 12/31/00 are zero.

  The following table allocates by category unrealized Gains/Losses within the total portfolio as of December 31, 2001 (in thousands):

	Unrealized		Net
	Gains	Losses	Gains/ Losses

U.S. Treasury Securities and Obligations of U.S. Government Agencies and Corporations	$ 1,039	$ 140	$ 899
Obligations of States and Political Subdivisions	307	57	250
Federal Reserve and Corporate Stock	172	--	172
Totals	$ 1,518	$ 197	$ 1,321
	======	====	=====

  LIQUIDITY AND INTEREST RATE SENSITIVITY

  The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. First Citizens' liquidity position improved dramatically in year 2001, as a result of called investments and above average deposit growth. Other sources of liquidity readily available is a diversified based of wholesale borrowings that include federal home loan bank, brokered certificates of deposits, federal funds purchased, and securities sold under agreements to repurchase.

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

  Liquidity is a concern of the Asset/Liability and will continue to seek alternative funding sources that are conducive to our net interest margin strategies. The following table reflects First Citizens position as of December 31, 2001 in comparison to the OCC Liquidity Benchmarks.

OCC Liquidity Benchmark	Actual 12/31/01
Short Term Liabilities/Total Assets > 20%	21.35%
On Hand Liquidity to Total Liabilities < 8%	10.50%
Loan to Deposits < 80%	91.45%
Wholesale Funds/Total Sources > 15%	16.66%
Non Core Funding Dependence > 20%	68.15%

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

  The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. First Citizens Asset/Liability Management Policy provides that the net interest income exposure to Tier I Capital shall not exceed 2.00%. Interest rate risk is separated and analyzed according to the following categories of risk: (1) repricing, (2) yield curve, (3) option risk, (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy. Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank=s gap position or asset/liability management strategies. The following data schedule reflects a summary of First Citizens= interest rate risk using simulations. The projected 12 month exposure is based on 5 different rate movements (flat, rising, or declining). Three different rate scenarios were used for rising rates since First Citizens is liability sensitive.

  Interest Rate Risk
  December 2000
  (in thousands)

  Tier Capital                        $45,441

  Projected 12 Month Exposure

Net Interest Income Levels	Rate Moves in Basis Pts.	Current Position	Possible Scenarios	Variance
Declining 4	-400	$ 19,816	$ 18,085	($ 1,731)
Declining 3	-300	19,816	19,674	($ 141)
Declining 2	-200	19,816	20,835	$ 1,019
Declining 1	-100	19,816	20,627	811
Most Likely-Base	0	19,816	19,816	0
Rising 1	100	19,816	19,323	($ 493)
Rising 2	200	19,816	18,679	($ 1,137)
Rising 3	300	19,816	17,350	($ 2,466)
Rising 4	400	19,816	16,068	($ 3,748)

Net Interest Income Levels	Tier 1 Capital at Risk	% of Net Int Income Actual	% of Net Int Income Policy
Declining 4	-3.81%	-8.74%	20.00%
Declining 3	-0.31%	-0.71%	20.00%
Declining 2	2.24%	5.14%	20.00%
Declining 1	1.78%	4.09%	10.00%
Most Likely-Base	0.00%	0.00%	0.00%
Rising 1	-1.09%	-2.49%	-10.00%
Rising 2	-2.50%	-5.74%	-25.00%
Rising 3	-5.43%	-12.44%	-25.00%
Rising 4	-8.25%	-18.91%	-30.00%

  Notes

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

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/01
  (in thousands)

	O/N BAL	O/N RATE	0-3 MONTHS BAL	0-3 RATE	3-12 MONTHS BAL	3-12 RATE

Assets:
Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
Total Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
US Treasury	0.00	0.00	0.00	0.00	0.00	0.00
US Agency	0.00	0.00	6,373.73	5.37	10,691.78	4.99
MBS	0.00	0.00	5,127.96	6.19	13,742.69	5.33
Agency	0.00	0.00	11,501.68	5.73	24,434.47	5.18
Municipals	0.00	0.00	446.69	5.62	1,462.42	4.82
Corp & Others	0.00	0.00	6,665.75	7.09	0.00	0.00
Equities	0.00	0.00	0.00	0.00	0.00	0.00
Unrealized G/L	0.00	0.00	0.00	0.00	0.00	0.00
Total Investments	0.00	0.00	18,614.12	6.22	25,896.89	5.16
Fed Funds Sold	0.00	0.00	15,886.91	1.50	0.00	0.00
Fed Funds Sold-Balance	0.00	0.00	0.00	0.00	0.00	0.00
Total Fed Funds Sold	0.00	0.00	15,886.91	1.50	0.00	0.00
Commercial Variable	0.00	0.00	14,385.81	5.27	8,923.51	4.52
Commercial Fixed	0.00	0.00	11,207.91	8.29	12,353.27	7.58
Contra Loans - Troy	0.00	0.00	0.00	0.00	0.00	0.00
Floor	0.00	0.00	179.02	4.75	0.00	0.00
Unearned	0.00	0.00	0.00	0.00	0.00	0.00
Total Commercial	0.00	0.00	25,772.75	6.58	21,276.78	6.30
Real Estate Variable	0.00	0.00	25,867.42	5.32	9,447.55	5.99
Real Estate Fixed	0.00	0.00	42,671.62	8.22	60,758.96	7.72
Home Equity +1	0.00	0.00	8,999.17	4.99	0.00	0.00
Home Equity +2	0.00	0.00	3,058.16	6.08	0.00	0.00
Home Equity	0.00	0.00	12,057.33	5.27	0.00	0.00
Secondary Mortgage	0.00	0.00	4,021.41	4.75	0.00	0.00
Total Real Estate	0.00	0.00	84,617.78	6.75	70,206.51	7.49
Installment Variable	0.00	0.00	31.10	6.43	178.57	5.32
Installment Fixed	0.00	0.00	3,780.18	9.40	13,062.43	9.03
Finance Company - 78s	0.00	0.00	0.00	0.00	0.00	0.00
Total Installment	0.00	0.00	3,811.28	9.38	13,241.00	8.98
Credit Cards	0.00	0.00	2,504.24	12.96	0.00	0.00
Overdrafts	0.00	0.00	342.22	0.00	0.00	0.00
Total Other Loans	0.00	0.00	2,846.46	11.40	0.00	0.00
Total Loans	0.00	0.00	117,048.27	6.91	104,724.29	7.43
Loan Loss Reserve	0.00	0.00	0.00	0.00	0.00	0.00
Total Net Loans	0.00	0.00	117,048.27	6.91	104,724.29	7.43
Building, Furniture & Fixtures	0.00	0.00	0.00	0.00	0.00	0.00
Other Real Estate	0.00	0.00	0.00	0.00	0.00	0.00
Other Assets	0.00	0.00	0.00	0.00	0.00	0.00
Total Assets	0.00	0.00	151,549.30	6.26	130,621.18	6.98

Liabilities:
Demand	0.00	0.00	0.00	0.00	0.00	0.00
Total Demand	0.00	0.00	0.00	0.00	0.00	0.00
Regular	0.00	0.00	0.00	0.00	4,455.48	1.25
NOW	0.00	0.00	0.00	0.00	7,704.94	0.70
Business	0.00	0.00	0.00	0.00	155.44	0.70
IMF	0.00	0.00	0.00	0.00	1.50	0.70
First Rate	0.00	0.00	0.00	0.00	8,415.11	1.35
Wall Street	46,384.41	1.60	0.00	0.00	0.00	0.00
Dogwood	0.00	0.00	0.00	0.00	1,666.99	0.70
Total Savings	46,384.41	1.60	0.00	0.00	22,399.45	1.05
CD 1-3 Months	0.00	0.00	7,211.43	1.89	11.96	6.50
CD 3-6 Months	0.00	0.00	806.43	2.88	30,500.19	1.75
CD 6-12 Months	0.00	0.00	17,186.40	3.62	27,560.78	2.53
CD 13 Months	0.00	0.00	3,024.12	5.46	9,192.24	4.17
CD 1-2 Years	0.00	0.00	34,135.03	6.18	47,600.34	3.96
CD 2-5 Years	0.00	0.00	0 00	0.00	730.76	5.77
CD 5 + Years	0.00	0.00	542.09	6.07	493.10	6.11
Total CD	0.00	0.00	62,905.50	4.91	116,089.38	3.08

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/01
  (in thousands)

	O/N BAL	O/N RATE	0-3 MONTHS BAL	0-3 RATE	3-12 MONTHS BAL	3-12 RATE
IRA Savings	0.00	0.00	0.00	0.00	0.00	0.00
IRA 1-2 Years	0.00	0.00	6,036.97	5.24	8,865.09	3.89
IRA 2-5 Years	0.00	0.00	213.64	5.09	741.06	5.58
IRA 5 + Years	0.00	0.00	179.97	5.75	467.89	6.10
Total IRA	0.00	0.00	6,430.58	5.25	10,074.04	4.11
Christmas Club	0.00	0.00	143.45	1.25	0.00	0.00
Total Time	0.00	0.00	69,479.53	4.94	126,163.42	3.16
Total Deposits	46,384.41	1.60	69,479.53	4.94	148,562.86	2.84
Fed Funds Purchased - Bal	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Purchased	0.00	0.00	0.00	0.00	0.00	0.00
TT&L	796.11	1.54	0.00	0.00	0.00	0.00
Securities Sold - Sweep	9,751.48	1.31	0.00	0.00	0.00	0.00
Securities Sold - Fixed	0.00	0.00	3,870.64	4.06	4,205.22	3.66
FHLB Short Term	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term Fixed	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Libor	0.00	0.00	1,500.00	1.85	0.00	0.00
FHLB Long Term-Callable	0.00	0.00	0.00	0.00	0.00	0.00
Note Payable-Finance-FCNB	0.00	0.00	0.00	0.00	0.00	0.00
Note Payable-Finance GE	0.00	0.00	1,704.68	5.75	0.00	0.00
Total Borrowing	10,547.58	1.33	7,075.32	4.00	4,205.22	3.66
Other Liabilities	0.00	0.00	0.00	0.00	0.00	0.00
Total Other Liabilities	10,547.58	1.33	7,075.32	4.00	4,205.22	3.66
Total Liabilities	56,931.99	1.55	76,554.86	4.85	152,768.08	2.86

Equity:
Retained Earnings	0.00	0.00	0.00	0.00	0.00	0.00
Stock, Surplus, PIC	0.00	0.00	0.00	0.00	0.00	0.00
Unrealized Gains/(Losses)	0.00	0.00	0.00	0.00	0.00	0.00
YTD NET INCOME	0.00	0.00	0.00	0.00	0.00	0.00
Total Equity	0.00	0.00	0.00	0.00	0.00	0.00

Total Liability/Equity	56,931.99	1.55	76,554.86	4.85	152,768.08	2.86

Period Gap	(56,931.99)	0.00	74,994.45	0.00	(22,146.90)	0.00
Cumulative Gap	(56,931.99)	0.00	18,062.45	0.00	(4,084.45)	0.00
RSA/RSL	0.00	0.00	0.00	0.00	0.00	0.00

Off Balance Sheet:
Total Off Balance Sheet	0.00	0.00	0.00	0.00	0.00	0.00

Period Gap	(56,931.99)	0.00	74,994.45	0.00	(22,146.90)	0.00
Cumulative Gap	(56,931.99)	0.00	18,062.45	0.00	(4,084.45)	0.00
RSA/RSL	0.00	0.00	1.98	0.00	0.86	0.00

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/01
  (in thousands)

	1-3 YEARS BAL	1-3 YEARS RATE	3-5 YEARS BAL	3-5 YEARS RATE	5-10 YEARS BAL	5-10 YEARS RATE
Assets:
Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
Total Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
US Treasury	0.00	0.00	0.00	0.00	0.00	0.00
US Agency	5,972.84	5.74	0.00	0.00	0.00	0.00
MBS	24,323.50	5.97	8,778.99	5.85	0.00	0.00
Agency	30,296.34	5.92	8,778.99	5.85	0.00	0.00
Municipals	3,680.60	3.64	3,045.50	4.23	8,947.77	4.89
Corp & Others	0.00	0.00	0.00	0.00	0.00	0.00
Equities	0.00	0.00	0.00	0.00	3,765.70	2.87
Unrealized G/L	0.00	0.00	0.00	0.00	0.00	0.00
Total Investments	33,976.74	5.68	11,824.49	5.43	12,713.47	4.29
Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Sold-Balance	0.00	0.00	0.00	0.00	0.00	0.00
Total Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	0.00
Commercial Variable	0.00	9.50	0.00	0.00	0.00	0.00
Commercial Fixed	11,539.20	0.00	3,670.39	8.25	936.83	7.22
Contra Loans - Troy	0.00	0.00	454.50	0.00	0.00	0.00
Floor	0.00	0.00	0.00	0.00	0.00	0.00
Unearned	0.00	0.00	0.00	0.00	0.00	0.00
Total Commercial	11,539.20	8.40	4,124.89	7.34	936.83	7.22
Real Estate Variable	2,545.43	8.70	1,011.22	7.62	0.00	0.00
Real Estate Fixed	76,916.60	7.92	27,209.40	7.96	0.00	0.00
Home Equity +1	0.00	0.00	0.00	0.00	0.00	0.00
Home Equity +2	0.00	0.00	0.00	0.00	0.00	0.00
Home Equity	0.00	0.00	0.00	0.00	0.00	0.00
Secondary Mortgage	0.00	0.00	0.00	0.00	0.00	0.00
Total Real Estate	79,462.02	7.94	28,220.62	7.95	0.00	0.00
Installment Variable	16.41	7.75	0.00	0.00	0.00	0.00
Installment Fixed	17,978.15	10.26	3,921.58	8.78	212.82	9.14
Finance Company - 78s	0.00	0.00	0.00	0.00	0.00	0.00
Total Installment	17,994.56	10.26	3,921.58	8.78	212.82	9.14
Credit Cards	0.00	0.00	0.00	0.00	0.00	0.00
Overdrafts	0.00	0.00	0.00	0.00	0.00	0.00
Total Other Loans	0.00	0.00	0.00	0.00	0.00	0.00
Total Loans	108,995.78	8.37	36,267.09	7.97	1,149.65	7.58
Loan Loss Reserve	0.00	0.00	0.00	0.00	0.00	0.00
Total Net Loans	108,995.78	8.37	36,267.09	7.97	1,149.65	7.58
Building, Furniture & Fixtures	0.00	0.00	0.00	0.00	0.00	0.00
Other Real Estate	0.00	0.00	0.00	0.00	0.00	0.00
Other Assets	0.00	0.00	0.00	0.00	0.00	0.00
Total Assets	142,972.72	7.73	48,091.58	7.35	13,863.12	4.56

Liabilities:
Demand	0.00	0.00	0.00	0.00	0.00	0.00
Total Demand	0.00	0.00	0.00	0.00	0.00	0.00
Regular	8,910.96	1.25	4,455.48	1.25	4,455.48	1.25
NOW	15,409.87	0.70	7,704.94	0.70	7,704.94	0.70
Business	310.87	0.70	155.44	0.70	155.44	0.70
IMF	1.50	0.70	0.00	0.00	0.00	0.00
First Rate	8,415.11	1.35	0.00	0.00	0.00	0.00
Wall Street	0.00	0.00	0.00	0.00	0.00	0.00
Dogwood	3,333.98	0.70	1,666.99	0.70	1,666.99	0.70
Total Savings	36,382.29	0.98	13,982.84	0.88	13,982.84	0.88
CD 1-3 Months	0.00	0.00	0.00	0.00	0.00	0.00
CD 3-6 Months	0.00	0.00	0.00	0.00	0.00	0.00
CD 6-12 Months	0.00	0.00	0.00	0.00	0.00	0.00
CD 13 Months	450.08	2.03	0.00	0.00	0.00	0.00
CD 1-2 Years	12,225.79	4.21	0.00	0.00	0.00	0.00
CD 2-5 Years	10,093.97	5.24	20.00	6.75	0.00	0.00
CD 5 + Years	1,611.69	5.28	1,903.43	5.76	10.02	4.75
Total CD	24,381.52	4.67	1,923.43	5.77	10.02	4.75

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/01
  (in thousands)

	1-3 YEARS BAL	1-3 YEARS RATE	3-5 YEARS BAL	3-5 YEARS RATE	5-10 YEARS BAL	5-10 YEARS RATE
IRA Savings	0.00	0.00	0.00	0.00	63.17	1.25
IRA 1-2 Years	2,147.84	3.77	30.03	5.85	0.00	0.00
IRA 2-5 Years	1,765.15	4.67	32.93	4.40	0.00	0.00
IRA 5 + Years	1,587.75	5.47	873.65	6.13	0.00	0.00
Total IRA	5,500.74	4.55	936.61	6.06	63.17	1.25
Christmas Club	0.00	0.00	0.00	0.00	0.00	0.00
Total Time	29,882.26	4.65	2,860.04	5.86	73.19	1.73
Total Deposits	66,264.55	2.64	16,842.88	1.72	14,056.03	0.88
Fed Funds Purchased - Bal	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Purchased	0.00	0.00	0.00	0.00	0.00	0.00
TT & L	0.00	0.00	0.00	0.00	0.00	0.00
Securities Sold - Sweep	0.00	0.00	0.00	0.00	0.00	0.00
Securities Sold - Fixed	0.00	0.80	0.00	0.00	0.00	0.00
FHLB Short Term	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term Fixed	0.00	0.00	0.00	0.00	1,574.62	5.83
FHLB Libor	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term-Callable	0.00	0.00	0.00	0.00	57,500.00	5.37
Note Payable-Finance-FCNB	0.00	0.00	0.00	0.00	0.00	0.00
Note Payable-Finance GE	0.00	0.00	0.00	0.00	0.00	0.00
Total Borrowings	0.00	0.00	0.00	0.00	59,074.62	5.38
Other Liabilities	0.00	0.00	0.00	0.00	0.00	0.00
Total Other Liabilities	0.00	0.00	0.00	0.00	59,074.62	5.38
Total Liabilities	66,264.55	2.64	16,842.88	1.72	73,130.65	4.52

Equity:
Retained Earnings	0.00	0.00	0.00	0.00	0.00	0.00
Stock, Surplus, PIC	0.00	0.00	0.00	0.00	0.00	0.00
Unrealized Gains/(Losses) Mortgage	0.00	0.00	0.00	0.00	0.00	0.00
YTD NET INCOME	0.00	0.00	0.00	0.00	0.00	0.00
Total Equity	0.00	0.00	0.00	0.00	0.00	0.00

Total Liability/Equity	66,264.55	2.64	16,842.88	1.72	73,130.65	4.52

Period Gap	76,708.17	0.00	31,248.70	0.00	(59,267.53)	0.00
Cumulative Gap	72,623.72	0.00	103,872.43	0.00	44,604.90	0.00
RSA/RSL	2.16	0.00	2.86	0.00	0.19	0.00

Off Balance Sheet:
Total Off Balance Sheet	0.00	0.00	0.00	0.00	0.00	0.00

Period Gap	76,708.17	0.00	31,248.70	0.00	(59,267.53)	0.00
Cumulative Gap	72,623.72	0.00	103,872.43	0.00	44,604.90	0.00
RSA/RSL	2.16	0.00	2.86	0.00	0.19	0.00

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/01
  (in thousands)

	10-15 YEARS BAL	10-15 YEARS RATE	15+ YEARS BAL	15+ YEARS RATE	NON- SENSITIVE BAL	TOTAL BAL
Assets:
Cash and Due From	0.00	0.00	0.00	0.00	15,296.00	15,296.00
Total Cash and Due From	0.00	0.00	0.00	0.00	15,296.00	15,296.00
US Treasury	0.00	0.00	528.47	0.00	0.00	0.00
US Agency	0.00	0.00	0.00	0.00	0.00	23,038.35
MBS	0.00	0.00	0.00	0.00	0.00	51,973.13
Agency	0.00	0.00	0.00	0.00	0.00	75,011.48
Municipals	0.00	0.00	0.00	0.00	0.00	17,582.98
Corp & Others	0.00	0.00	0.00	0.00	0.00	6,665.75
Equities	0.00	0.00	0.00	0.00	0.00	3,765.70
Unrealized G/L	0.00	0.00	0.00	0.00	1,248.26	1,248.26
Total Investments	0.00	0.00	528.47	0.00	1,248.26	104,274.17
Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	15,886.91
Fed Funds Sold-Balance	0.00	0.00	0.00	0.00	0.00	0.00
Total Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	15,886.91
Commercial Variable	0.00	0.00	0.00	0.00	0.00	23,309.32
Commercial Fixed	421.59	8.75	400.93	8.75	0.00	40,530.11
Contra Loans - Troy	0.00	0.00	0.00	0.00	0.00	454.50
Floor	0.00	0.00	0.00	0.00	0.00	179.02
Unearned	0.00	0.00	0.00	0.00	0.00	0.00
Total Commercial	421.59	8.75	400.93	8.75	0.00	64,472.95
Real Estate Variable	0.00	0.00	0.00	0.00	0.00	38,871.62
Real Estate Fixed	0.00	0.00	0.00	0.00	0.00	207,556.58
Home Equity +1	0.00	0.00	0.00	0.00	0.00	8,999.17
Home Equity +2	0.00	0.00	0.00	0.00	0.00	3,058.16
Home Equity	0.00	0.00	0.00	0.00	0.00	12,057.33
Secondary Mortgage	0.00	0.00	0.00	0.00	0.00	4,021.41
Total Real Estate	0.00	0.00	0.00	0.00	0.00	262,506.93
Installment Variable	0.00	0.00	0.00	0.00	0.00	226.09
Installment Fixed	18.32	10.00	0.00	0.00	0.00	38,973.48
Finance Company - 78s	0.00	0.00	0.00	0.00	0.00	0.00
Total Installment	18.32	10.00	0.00	0.00	0.00	39,199.57
Credit Cards	0.00	0.00	0.00	0.00	0.00	2,504.24
Overdrafts	0.00	0.00	0.00	0.00	0.00	342.22
Total Other Loans	0.00	0.00	0.00	0.00	0.00	2,846.46
Total Loans	439.90	8.80	400.93	8.75	0.00	369,025.92

Loan Loss Reserve	0.00	0.00	0.00	0.00	(4,015.00)	(4,015.00)
Total Net Loans	439.90	8.80	400.93	8.75	(4,015.00)	365,010.92
Building, Furniture & Fixtures	0.00	0.00	0.00	0.00	14,571.00	14,571.00
Other Real Estate	0.00	0.00	0.00	0.00	1,730.00	1,730.00
Other Assets	0.00	0.00	0.00	0.00	21,222.00	21,222.00

Total Other Assets	0.00	0.00	0.00	0.00	37,523.00	37,523.00
Total Assets	439.90	8.80	400.93	8.75	50,052.26	537,991.00

Liabilities:
Demand	0.00	0.00	0.00	0.00	41,917.00	41,917.00
Total Demand	0.00	0.00	0.00	0.00	41,917.00	41,917.00
Regular	0.00	0.00	0.00	0.00	0.00	22,277.40
NOW	0.00	0.00	0.00	0.00	0.00	38,524.68
Business	0.00	0.00	0.00	0.00	0.00	777.18
IMF	0.00	0.00	0.00	0.00	0.00	3.00
First Rate	0.00	0.00	0.00	0.00	0.00	16,830.22
Wall Street	0.00	0.00	0.00	0.00	0.00	46,384.41
Dogwood	0.00	0.00	0.00	0.00	0.00	8,334.94
Total Savings	0.00	0.00	0.00	0.00	0.00	133,131.83
CD 1-3 Months	0.00	0.00	0.00	0.00	0.00	7,223.39
CD 3-6 Months	0.00	0.00	0.00	0.00	0.00	31,306.63
CD 6-12 Months	0.00	0.00	0.00	0.00	0.00	44,747.18
CD 13 Months	0.00	0.00	0.00	0.00	0.00	12,666.44
CD 1-2 Years	0.00	0.00	0.00	0.00	0.00	93,961.16
CD 2-5 Years	0.00	0.00	0.00	0.00	0.00	10,844.73
CD 5 + Years	0.00	0.00	0.00	0.00	0.00	4,560.32
Total CD	0.00	0.00	0.00	0.00	0.00	205,309.85

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/01
  (in thousands)

	10-15 YEARS BAL	10-15 YEARS RATE	15+ YEARS BAL	15+ YEARS RATE	NON- SENSITIVE BAL	TOTAL BAL
IRA Savings	0.00	0.00	0.00	0.00	0.00	63.17
IRA 1-2 Years	0.00	0.00	0.00	0.00	0.00	17,079.92
IRA 2-5 Years	0.00	0.00	0.00	0.00	0.00	2,752.78
IRA 5 + Years	0.00	0.00	0.00	0.00	0.00	3,109.27
Total IRA	0.00	0.00	0.00	0.00	0.00	23,005.14
Christmas Club	0.00	0.00	0.00	0.00	0.00	143.45
Total Time	0.00	0.00	0.00	0.00	0.00	228,458.43
Total Deposits	0.00	0.00	0.00	0.00	41,917.00	403,507.26
Fed Funds Purchased - Bal	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Purchased	0.00	0.00	0.00	0.00	0.00	0.00
TT & L	0.00	0.00	0.00	0.00	0.00	796.11
Securities Sold - Sweep	0.00	0.00	0.00	0.00	0.00	9,751.48
Securities Sold - Fixed	0.00	0.00	0.00	0.00	0.00	8,075.86
FHLB Short Term	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term Fixed	0.00	0.00	0.00	0.00	0.00	1,574.62
FHLB Libor	0.00	0.00	0.00	0.00	0.00	1,500.00
FHLB Long Term-Callable	0.00	0.00	0.00	0.00	0.00	57,500.00
Note Payable-Finance-FCNB	0.00	0.00	0.00	0.00	0.00	0.00
Note Payable-Finance GE	0.00	0.00	0.00	0.00	0.00	1,704.68
Total Borrowings	0.00	0.00	0.00	0.00	0.00	80,902.74
Other Liabilities	0.00	0.00	0.00	0.00	3,772.00	3,772.00
Total Other Liabilities	0.00	0.00	0.00	0.00	3,772.00	84,674.74
Total Liabilities	0.00	0.00	0.00	0.00	45,689.00	488,182.00

Equity:
Retained Earnings	0.00	0.00	0.00	0.00	31,151.00	31,151.00
Stock, Surplus, PIC	0.00	0.00	0.00	0.00	18,095.00	18,095.00
Unrealized Gains/(Losses)	0.00	0.00	0.00	0.00	563.00	563.00
YTD NET INCOME	0.00	0.00	0.00	0.00	0.00	0.00
Total Equity	0.00	0.00	0.00	0.00	49,809.00	49,809.00

Total Liability/Equity	0.00	0.00	0.00	0.00	95,498.00	537,991.00

Period Gap	439.90	0.00	400.93	0.00	(45,445.74)	0.00
Cumulative Gap	45,044.80	0.00	45,445.73	0.00	(.01)	0.00
RSA/RSL	0.00	0.00	0.00	0.00	0.52	0.00

Off Balance Sheet:
Total Off Balance Sheet	0.00	0.00	0.00	0.00	0.00	0.00

Period Gap	439.90	0.00	400.93	0.00	(45,445.74)	0.0
Cumulative Gap	45,044.80	0.00	45,445.73	0.00	(.01)	0.00
RSA/RSL	0.00	0.00	0.00	0.00	0.52	0.00

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/01
  (in thousands)

TOTAL RATE
Assets:
Cash and Due From	0.00
Total Cash and Due From	0.00
US Treasury	0.00
US Agency	5.29
MBS	5.80
Agency	5.64
Municipals	4.53
Corp & Others	7.09
Equities	2.87
Unrealized G/L	0.00
Total Investments	5.38
Fed Funds Sold	1.50
Fed Funds Sold-Balance	0.00
Total Fed Funds Sold	1.50
Commercial Variable	4.98
Commercial Fixed	8.08
Contra Loans - Troy	0.00
Floor	4.75
Unearned	0.00
Total Commercial	6.90
Real Estate Variable	5.76
Real Estate Fixed	7.93
Home Equity +1	4.99
Home Equity +2	6.08
Home Equity	5.27
Secondary Mortgage	4.75
Total Real Estate	7.44
Installment Variable	5.65
Installment Fixed	9.61
Finance Company - 78s	0.00
Total Installment	9.59
Credit Cards	12.96
Overdrafts	0.00
Total Other Loans	11.40
Total Loans	7.60
Loan Loss Reserve	0.00
Total Net Loans	7.68
Building, Furniture & Fixtures	0.00
Other Real Estate	0.00
Other Assets	0.00
Total Other Assets	0.00
Total Assets	6.30

Liabilities:
Demand	0.00
Total Demand	0.00
Regular	1.25
NOW	0.70
Business	0.70
IMF	0.70
First Rate	1.35
Wall Street	1.60
Dogwood	0.70
Total Savings	1.19
CD 1-3 Months	1.89
CD 3-6 Months	1.78
CD 6-12 Months	2.95
CD 13 Months	4.40
CD 1-2 Years	4.80
CD 2-5 Years	5.28
CD 5 + Years	5.66
Total CD	3.85

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/01
  (in thousands)

TOTAL RATE
IRA Savings	1.25
IRA 1-2 Years	4.35
IRA 2-5 Years	4.95
IRA 5 + Years	5.77
Total IRA	4.61
Christmas Club	1.25
Total Time	3.93
Total Deposits	2.62
Fed Funds Purchased - Bal	0.00
Fed Funds Purchased	0.00
TT & L	1.54
Securities Sold - Sweep	1.31
Securities Sold - Fixed	3.85
FHLB Short Term	0.00
FHLB Long Term Fixed	5.83
FHLB Libor	1.85
FHLB Long Term-Callable	5.37
Note Payable-Finance-FCNB	0.00
Note Payable-Finance GE	5.75
Total Borrowings	4.64
Other Liabilities	0.00
Total Other Liabilities	4.44
Total Liabilities	2.93

Equity:
Retained Earnings	0.00
Stock, Surplus, PIC	0.00
Unrealized Gains/(Losses)	0.00

YTD NET INCOME	0.00
Total Equity	0.00

Total Liability/Equity	2.66

Period Gap	0.00
Cumulative Gap	0.00
RSA/RSL	0.00

Off Balance Sheet:	0.00
Total Off Balance Sheet	0.00

Period Gap	0.00
Cumulative Gap	0.00
RSA/RSL	0.00

  NOTES TO THE GAP REPORT

    The gap report reflects the interest sensitivity positions during a flat rate environment. Time frames could change depending if rates rise or fall.
    Repricing over-rides maturities in various time frames.
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
    Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. Approximately 18% - 20% of CD customers have maturities of 6 months or less. First Citizens will attempt to minimize interest rate risk by increasing the volume of variable rate loans within the portfolio. The bank's Asset/Liability Committee will attempt to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to a minimum by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% of assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ACLO will strive to keep the amount below this point.

  Subsidiaries as well as the Parent Company will adhere to providing above average margins and reviewing the various material risks. New products and services will be reviewed for risk by the Product Development Committee.

    Bancshares could benefit from a flat or declining rate environment. If interest rates rise rapidly, net interest income could be adversely impacted. First Citizens' Liquidity could be negatively impacted should interest rates drop prompting an increase in loan demand. Adequate lines of credit are available to handle liquidity needs should this occur.
RETURN ON EQUITY AND ASSETS FIRST CITIZENS BANCSHARES, INC.
	2001	2000	1999	1998	1997
Percentage of Net Income to:
Average Total Assets	1.10%	0.95%	1.22%	1.02%	1.26%
Average Shareholders' Equity	11.91%	10.16%	13.27%	11.22%	14.15%
Percentage of Dividends Declared Per
Common Share to Net Income	64.31%	81.09%	58.35%	57.51%	35.78%
Percentage of Average Shareholders'
Equity to Average Total Assets	9.29%	9.36%	9.24%	9.85%	9.71%

  The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. First Citizens' liquidity position improved dramatically in year 2001, as a result of called investments and above average deposit growth. Other sources of liquidity readily available is a diversified based of wholesale borrowings that include federal home loan bank, brokered certificates of deposits, federal funds purchased, and securities sold under agreements to repurchase.

  Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

CAPITAL RESOURCES/TOTAL ASSETS - YEAR END TOTALS FIRST CITIZENS BANCSHARES, INC.
2001	2000	1999	1998	1997
9.25%	9.35%	9.24%	9.12%	9.74%

  First Citizens' shareholders' equity at December 31, 2001 was $48,809 thousand compared to $46,889 thousand at December 31, 2000, up $1,920 thousand or 4.09 percent. The net increase in capital is a result of undistributed net income, pay-down on debt incurred by the Employee Stock Ownership Plan, and positive market moves in the bond portfolio. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risked based capital ratio, a comparison of tier I and tier II capital to risk weighted assets, was 14.04 percent and 13.78% at December 31, 2001 and December 31, 2000. The capital to assets was 9.25% at 12-31-01 versus 9.35% for 12-31-00. This ratio declined slightly due to asset growth and treasury stock purchases. Bancshares' intends to maintain a capital to asset ratio, which reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 64 percent in 2001, and 81 percent in 2000 and this was above peer average. The authorized number of common shares was 3,675,225. shares issued and outstanding. Bancshares' declared cash dividends on its common stock of $1.00 per share in both 2001 and 2000. Dividends paid in year 2000 included a special dividend declared fourth quarter of $.10 per share. Dividends ratios paid to shareholders are in line with levels targeted by the bank's capital plan.

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

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  CARMICHAEL, DUNN, CRESWELL & SPARKS PLLC
  Certified Public Accountants

  INDEPENDENT AUDITORS' REPORT

  Board of Directors
  First Citizens Bancshares, Inc.
  Dyersburg, Tennessee 38024

  We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and its subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and its subsidiary as of December 31, 2001 and 2000, and their results of operations and cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

  Dyersburg, Tennessee
  January 25, 2002

  1

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED BALANCE SHEET
  DECEMBER 31, 2001 AND 2000

	2001	2000
	(In thousands)
ASSETS
Cash and due from banks	$ 15,296	$ 19,123
Federal funds sold	15,887	4,804
Investment securities
Securities held-to-maturity (fair value of $2,648 at December 31, 2001 and $16,626 at December 31, 2000	2,615	16,705
Securities available-for-sale, at fair value	101,659	86,389
Loans (net of unearned income of $1,738 in 2001 and $2,825 in 2000)	369,026	340,959
Less: Allowance for loan losses	4,015	3,763
Net Loans	365,011	337,196
Premises and equipment, net	14,571	14,024
Accrued interest receivable	3,848	5,596
Intangible Assets	3,636	3,959
Other assets	15,468	13,158

TOTAL ASSETS	$ 537,991	$ 500,954
	========	=======
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
Demand	$ 41,917	$ 39,696
Time	228,459	211,311
Savings	133,132	133,132
Total Deposits	403,508	371,854
Securities sold under agreements to repurchase	17,827	15,674
Long term debt	63,075	43,429
Federal funds purchased & other short-term borrowings	--	18,500
Note payable of Employee Stock Ownership Plan	--	808
Other liabilities	3,772	3,800

TOTAL LIABILITIES	$ 488,182	$ 454,065

Stockholders' Equity
Common stock, No par value:
Shares authorized - 10,000,000; issued - 3,717,593 in 2001 and 2000	3,718	3,718
Surplus	15,298	15,302
Retained earnings	31,151	29,095
Accumulated other comprehensive income	563	(371)
Less treasury stock, at cost - 42,368 shares in 2001 and 2,382 shares in 2000	(921)	(47)
Obligation of Employee Stock Ownership Plan	--	(808)
TOTAL STOCKHOLDERS' EQUITY	$ 49,809	$ 46,889
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 537,991	$ 500,954
	==========	========

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF INCOME
  Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Interest Income
Interest and fees on loans	$ 33,147	$ 31,631	$ 29,382
Interest and dividends on investment securities:
Taxable	4,640	5,496	5,582
Tax-exempt	686	633	610
Dividends	282	236	321
Other interest income	434	141	190
Total Interest Income	39,189	38,137	36,085

Interest Expense
Interest on deposits	15,305	15,664	13,586
Interest on long-term debt	3,184	2,435	672
Other interest expense	783	1,444	2,522
Total Interest Expense	19,272	19,543	16,780
Net interest income	19,917	18,594	19,305
Provision for loan losses	1,644	1,411	720
Net interest income after provision for loan losses	18,273	17,183	18,585

Other Income
Income from fiduciary activities	779	883	921
Service charges on deposit accounts	3,214	2,711	2,408
Brokerage fees	760	950	498
Securities gains (losses) - net	127	(20)	93
Other income	1,515	1,548	1,751
Total Other Income	6,395	6,072	5,671

Other Expenses
Salaries and employee benefits	8,912	8,751	8,672
Net occupancy expense	1,031	1,058	1,028
Depreciation	1,388	1,431	1,262
Data processing expense	532	449	436
Legal and professional fees	166	98	139
Stationary and office supplies	233	229	291
Amortization of intangibles	322	320	351
Executive payments	--	809	--
Other expenses	4,121	3,501	3,230
Total Other Expenses	16,705	16,646	15,409
Net income before income taxes	$ 7,963	$ 6,609	$ 8,847
Provision for income tax expense	2,202	1,997	3,048
Net income	$ 5,761	$ 4,612	$ 5,799
	=====	=====	=====
Earnings Per Common Share:
Net income	$ 1.56	$ 1.24	$ 1.58
	=====	=====	=====
Weighted average shares outstanding	3,703	3,709	3,664
	=====	=====	=====

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
(In thousands)
Net income for year	$ 5,761	$ 4,612	$ 5,799

Other comprehensive income, net of tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	934	1,665	(2,491)
Total Comprehensive Income	$ 6,695	$ 6,277	$ 3,308
	=====	=====	=====
Required disclosures of related tax effects allocated to each component of other comprehensive income:
	Before-tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Year Ended December 31, 2001

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$ 1,345	$ (528)	$ 807
Less reclassification adjustments for gains included in net income	212	(85)	127
Net Unrealized Gains (Losses)	$ 1,557	$ (623)	$ 934
	=====	=====	=====
Year Ended December 31, 2000

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$ 2,772	$ (1,109)	$ 1,663
Less reclassification adjustments for gains included in net income	3	(1)	2
Net Unrealized Gains (Losses)	$ 2,775	$ (1,110)	$ 1,665
	=====	=====	=====
Year Ended December 31, 1999

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$ (3,912)	$ 1,555	$ (2,357)
Less reclassification adjustments for gains included in net income	(223)	89	(134)
Net Unrealized Gains (Losses)	$ (4,135)	$ 1,644	$ (2,491)
	=====	=====	=====

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  Years Ended December 31, 2001, 2000 and 1999
   (In thousands except per share data)

	Common Stock Shares At Par		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Obligation of Employee Stock Ownership Plan	Total Stockholders' Equity
Balance at January 1, 1999	3,690	$ 3,690	$ 14,591	$ 25,883	$ 455	$ (129)	$ (1,408)	$ 43,802
Net income, year ended December 31, 1999				5,799				5,799
Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes ($1,644) during the year					(2,491)			(2,491)
Cash dividends paid - $0.90 per share				(3,384)				(3,384)
Sale of common stock	15	15	435					450
Treasury stock transactions - net			8			(75)		(67)
Principal payments - ESOP	--	--	--	--	--	--	291	291
Balance, December 31, 1999	3,705	3,705	15,034	28,298	(2,036)	(204)	(1,117)	43,680

Net income, year ended December 31, 2000				4,612				4,612
Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes ($1,110) during the year					1,753			1,753
Cash dividends paid - $1.00 per share				(3,741)				(3,741)
Sale of common stock	13	13	287					300
Treasury stock transactions - net			(19)			157		138
Principal payments - ESOP							309	309
Unrealized loss - derivatives					(88)			(88)
Prior period adjustment of unearned interest, net of tax	--	--	--	(74)	--	--	--	(74)
Balance, December 31, 2000	3,718	3,718	15,302	29,095	(371)	(47)	(808)	46,889

Net income, year ended December 31, 2001				5,761				5,761
Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes ($623) during the year					934			934
Cash dividends paid - $1.00 per share				(3,705)				(3,705)
Treasury stock transactions - net			(4)			(874)		(878)
Principal payments - ESOP	--	--	--	--	--	--	808	808
Balance, December 31, 2001	3,718	$ 3,718	$ 15,298	$ 31,151	$ 563	$ (921)	$ --	$ 49,809
	======	======	=======	======	=======	======	=======	=======

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED STATEMENT OF CASH FLOWS
  Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In thousands)
Operating Activities
Net income	$ 5,761	$ 4,612	$ 5,799
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	1,644	1,411	720
Provision for depreciation	1,388	1,431	1,262
Provision for amortization - intangibles	322	320	351
Deferred income taxes	49	921	(1,032)
Realized investment security (gains) losses	(127)	20	(93)
Decrease (increase) in accrued interest receivable	1,748	(243)	(158)
Increase (decrease) in accrued interest payable	(613)	480	(365)
Increase in other assets	(2,358)	(2,738)	(2,192)
Increase (decrease) in other liabilities	585	(380)	694
Net cash provided by operating activities	8,399	5,834	4,986
Investing Activities
Proceeds of maturities of held to maturity investment securities	14,090	3,640	7,866
Purchases of held-to-maturity investment securities	--	--	(2,500)
Proceeds of sales and maturities of available-for-sale investment securities	92,763	7,213	15,800
Purchases of available-for-sale investment securities	(106,972)	(13,165)	(12,971)
Increase in loans - net	(29,459)	(16,948)	(18,920)
Purchase of premises and equipment	(1,935)	(2,038)	(3,451)
Net Cash provided by investing activities	(31,513)	(21,298)	(14,176)
Financing Activities
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	14,506	3,559	(4,765)
Increase in time deposits - net	17,148	1,476	10,885
Increase in long-term borrowing	19,646	32,165
Payment of principal on long-term debt			(14,222)
Proceeds from Sale of Common Stock		300	450
Cash Dividends Paid	(3,705)	(3,741)	(3,384)
Net Increase (decrease) in short-term borrowings	(16,347)	(11,916)	7,983
Treasury stock transactions - net	(878)	138	(67)
Net Cash provided (used) by Financing Activities	30,370	21,981	(3,120)

Increase (Decrease) in Cash and Cash Equivalents	7,256	6,517	(12,310)

Cash and cash equivalents at beginning of year	23,927	17,410	29,720
Cash and cash equivalents at end of year	$ 31,183	$ 23,927	$ 17,410
	======	======	======

  Cash payments made for interest and income taxes during the years presented are as follows:

	2001	2000	1999
Interest	$ 19,259	$ 19,063	$ 17,145
Income Taxes	1,751	2,337	2,400

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.,
  AND SUBSIDIARY
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  December 31, 2001 and 2000

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

  Bank of Troy was acquired on March 5, 1999, in a transaction accounted for as a purchase, and therefore, operations of Bank of Troy from March 5, 1999 forward are included in the consolidated financial statements.

  Effective January 1, 1999, First Citizens Bancshares, Inc. acquired First Volunteer Corporation and its subsidiary, First Volunteer Bank, in a transaction accounted for as a pooling-of-interests.

  During the year ended December 31, 1999, Bank of Troy and First Volunteer Bank were merged with First Citizens National Bank resulting in one wholly-owned subsidiary of First Citizens Bancshares, Inc., operating as First Citizens National Bank.

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

  NOTE 2 - INVESTMENT SECURITIES

  The following tables reflect amortized cost, unrealized gains, unrealized losses, and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

HELD-TO-MATURITY
December 31, 2001
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 1,000	$ 33	$ --	$ 1,033

Obligations of states and political subdivisions	1,615	--	--	1,615
Total Securities Investments	$ 2,615	$ 33	$ --	$ 2,648
	=====	=====	====	=====

AVAILABLE-FOR-SALE
December 31, 2001
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,038	$ 403	$ 60	$ 22,381
Obligations of states and political subdivisions	15,969	271	58	16,182
Mortgage-backed securities	52,070	573	88	52,555
Corporate debt securities	6,655	149	7	6,797
Total Securities Investments	96,732	1,396	213	97,915
Corporate debt securities	3,675	69	--	3,744
Total Securities Investments	$ 100,407	$ 1,465	$ 213	$ 101,659
	=====	=====	====	=====

HELD- TO- MATURITY
December 31, 2000
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 15,050	$ 11	$ 116	$ 14,945
Obligations of states and political subdivisions	1,632	27	1	1,658
Mortgage-backed securities	23	--	--	23
Total Securities Investments	$ 16,705	$ 38	$ 117	$ 16,626
	=====	=====	====	=====

AVAILABLE-FOR-SALE
December 31, 2000
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 56,525	$ 145	$ 737	$ 55,933
Obligations of states and political subdivisions	12,069	281	87	12,263
Mortgage-backed securities	11,885	54	133	11,806
Corporate debt securities	2,920	20	15	2,925
Total Securities Investments	83,399	500	972	82,927
Corporate debt securities	3,462	--	--	3,462
Total Securities Investments	$ 86,861	$ 500	$ 972	$ 86,389
	=====	=====	====	=====

  The tables below summarize maturities of debt securities held-to-maturity and available-for-sale as of December 31, 2001 and 2000:

December 31, 2001
(in thousands)
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts Maturing In:
One Year or less	$ 1,156	$ 1,191	$ 1,167	$ 1,160
After one year through five years	555	562	21,527	21,378
After five years through ten years	904	895	22,485	22,798
After ten years	--	--	51,553	52,579
	$ 2,615	$ 2,648	$ 96,732	$ 97,915
	======	======	========	========

December 31, 2000
(in thousands)
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts Maturing In:
One Year or less	$ 78	$ 78	$ 2,671	$ 2,667
After one year through five years	15,647	15,542	22,722	22,649
After five years through ten years	980	1,006	34,002	33,870
After ten years	--	--	24,004	23,741
	$ 16,705	$ 16,626	$ 83,399	$ 82,927
	======	======	========	========

Securities gains (losses) presented in the consolidated statements of income consist of the following:

Year Ended December 31	Gross Sales	Gains	Losses	Net
	(In thousands)

2001 - Securities available-for-sale	$ 6,000	$ 127	$ --	$ 127
2000 - Securities available-for-sale	3,375	--	20	(20)
1999 - Securities held-to-maturity	998	1	2	(1)
1999 - Securities available-for-sale	6,353	96	2	94

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

December 31	Amortized Cost	Fair Value
2001	$ 75,346	$ 76,383
2000	79,517	79,435

  At December 31, 2001, Nevada Investments II, Inc., has unrealized gains on securities available-for-sale totaling $1,248,256, resulting in accumulated other comprehensive income in the amount of $751,025.

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

  Nevada Investments II, Inc., swapped a fixed investment cash flow for a variable cash flow that fluctuates with the Libor rate. The new variable investment is then matched with a variable borrowing cash flow generating a positive interest rate spread of 250 basis points. The purpose of this transaction was to increase the Company's earnings, and the amount of the asset involved and the risk associated with this transaction is within the Company's Funds Management Policy. The hedge matures in ten (10) years.

  During the year, the value of the derivative decreased by $100,000 due to market interest rate fluctuations, resulting in a negative other comprehensive income attributable to derivatives of $188,000, which is reflected in accumulated other comprehensive income at December 31, 2001.

  NOTE 3 - LOANS

  Loans outstanding at December 31, 2001 and 2000, were comprised of the following:

	2001	2000
	(In thousands)
Commercial, financial and agricultural	$ 64,496	$ 63,703
Real estate - construction	36,862	34,195
Real estate - mortgage	225,743	197,040
Installment	39,200	42,754
Other loans	2,725	3,267
	369,026	340,959
Less: Allowance for loan losses	4,015	3,763
Net Loans	$ 365,011	$ 337,196
	======	======

  In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans with carrying values of $1,600,000 at December 31, 2001, and $2,267,000 at December 31, 2000, as being impaired. The balance maintained in the Allowance for Loan Losses related to these loans was $694,700 at December 31, 2001, and $1,021,167 at December 31, 2000. As of December 31, 2001, loans totaling $1,728,262 were directly related to the specific Allowance for Loan Losses.

  NOTE 4 - ALLOWANCE FOR LOAN LOSSES

  An analysis of the allowance for loan losses during the three years ended December 31 is as follows:

	2001	2000	1999
	(In thousands)
Balance - beginning of period	$ 3,763	$ 3,718	$ 3,872
Provision for loan losses charged to operations	1,644	1,411	720
Loans charged to allowance, net of loan loss recoveries of $625,398; $335,139, and $308,669	(1,392)	(1,366)	(874)
Balance - end of period	$ 4,015	$ 3,763	$ 3,718
	======	======	======

  For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 2001, the deduction taken was $1,455,272. The deductions for tax purposes in 2000 and 1999 were $1,820,429 and $681,563, respectively.

  NOTE 5 - PREMISES AND EQUIPMENT

  The fixed assets used in the ordinary course of business are summarized as follows:

	Useful Lives	2001	2000
		(In thousands)
Land		$ 2,193	$ 1,684
Buildings	5 to 50	14,330	13,659
Furniture and equipment	3 to 20	11,320	10,819
		27,843	26,162
Less: Accumulated depreciation		13,272	12,138
Net Fixed Assets		$ 14,571	$ 14,024
		=======	=======

  NOTE 6 - REPOSSESSED REAL PROPERTY

  The carrying value of repossessed real property on the balance sheets of the Corporation is $1,757,392 at December 31, 2001, and $324,238 at December 31, 2000. The value of repossessed real property is reflected on the balance sheets in "other assets."

  NOTE 7 - DEPOSITS

  Included in the deposits shown on the balance sheets are the following time deposits and savings deposits in denominations of $100,000 or more:

	2001	2000
	(In thousands)
Time Deposits	$ 96,023	$ 73,101
Savings Deposits	69,712	49,365

  NOW accounts, included in savings deposits on the balance sheets, totaled $38,524,682 at December 31, 2001, and $40,646,326 at December 31, 2000.

  First Citizens National Bank routinely enters into deposit relationships with its directors, officers, and employees in the normal course of business. These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officers and directors on deposit as of December 31, 2001 and 2000, were $7,094,407 and $8,858,253, respectively.

  Time deposits maturing in years subsequent to December 31, 2001, are as follows:

(In thousands)
One year or less	$ 195,643
After one year through three years	29,883
After three years through five years	2,860
After five years	73

Total	$ 228,459
=======

  NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

  First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and the First Citizens National Bank 401(k) Plan as employee benefits. The 401(k) plan was adopted October 1, 2000. The plans provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. During the year 2001, the Company contributed amounts equal to three percent (3%) of total eligible compensation to the 401(k) plan and seven percent (7%) of eligible compensation to the employee stock ownership plan. Contributions to the plans totaled $619,964 in 2001, $629,820 in 2000, and $610,718 in 1999.

  NOTE 9 - INCOME TAXES

  Provision for income taxes is comprised of the following:

	2001	2000	1999
	(In thousands)
Federal income tax expense (benefit)
Current	$ 2,075	$ 1,555	$ 2,530
Deferred	(3)	210	(26)
State income tax expense (benefit)
Current	131	193	511
Deferred	(1)	39	33
	$ 2,202	$ 1,997	$ 3,048
	======	=====	======

  The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

	2001	2000	1999
	(In thousands)
Tax expense at statutory rate	$ 2,707	$ 2,247	$ 3,008
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	79	152	359
Tax exempt income	(245)	(215)	(435)
Effect of life insurance	(144)	(115)	(168)
Amortization of goodwill	123	123	124
Dividends - Employee Stock Ownership Plan	(296)
Other items	(22)	(195)	160
	$ 2,202	$ 1,997	$ 3,048
	======	======	======

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

	2001	2000
	(In thousands)
Deferred tax liabilities	$ (497)	$ --
Deferred tax assets	387	435
Net deferred tax assets	$ (110)	$ 435
	======	=====

  NOTE 10 - REGULATORY MATTERS

  First Citizens Bancshares, Inc., is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the consolidated financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

  As of December 31, 2001, the most recent notification from the Bank's primary regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total risk-based capital (to risk weighted assets)	$ 49,656	14.04%	$ 28,294	> 8.0%	$ 35,367	> 10.0%
Tier 1 capital (to risk weighted assets)	45,610	12.90%	14,147	> 4.0%	21,220	> 6.0%
Tier 1 capital (to average assets)	45,610	8.63%	21,135	> 4.0%	26,418	> 5.0%

As of December 31, 2000:
Total risk-based capital (to risk weighted assets)	$ 46,657	13.78%	$ 27,091	> 8.0%	$ 33,864	> 10.0%
Tier 1 capital (to risk weighted assets)	42,894	12.67%	13,546	> 4.0%	20,319	> 6.0%
Tier 1 capital (to average assets)	42,894	8.76%	19,594	> 4.0%	24,492	> 5.0%

  NOTE 11 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

  The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required balances during 2001 and 2000 were $5,023,000 and $2,704,970, respectively.

  NOTE 12 - RESTRICTIONS ON CAPITAL AND PAYMENTS OF DIVIDENDS

  The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceeded the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 2001, approximately $9 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.

  NOTE 13 - CONDENSED FINANCIAL INFORMATION

  FIRST CITIZENS BANCSHARES, INC.
  (Parent Company Only)

	2001	2000
	(In thousands)
BALANCE SHEETS
ASSETS
Cash	$ 148	$ 1,091
Investment in subsidiaries	49,588	46,482
Other assets	15,468	124
TOTAL ASSETS	$ 49,811	$ 47,697
	========	=======
LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Note payable of ESOP	$	$ 808
Accrued expenses	2	--
TOTAL LIABILITIES	$ 2	$ 808

STOCKHOLDERS' EQUITY	49,809	46,889
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 49,811	$ 47,697
	========	========

	2001	2000
	(In thousands)
STATEMENTS OF INCOME
INCOME
Dividends from bank subsidiary	$ 3,705	$ 3,828
Other income	36	63
TOTAL INCOME	3,741	3,891

EXPENSES
Other expenses	224	120
TOTAL EXPENSES	224	120

Income before income taxes and equity in undistributed net income of bank subsidiary	3,517	3,771
Income tax expense (benefit)	(72)	(21)
	3,517	3,771
Equity in undistributed net income of bank subsidiary	2,172	820
NET INCOME	$ 5,761	$ 4,612
	========	========

	2001	2000
	(In thousands)
STATEMENTS OF CASH FLOWS
Operating Activities
Net income	$ 5,761	$ 4,612
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(2,172)	(820)
Decrease in other assets	49	135
Increase (decrease) in other liabilities	2	(30)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,640	3,897

Financing Activities
Payment of dividends and payments in lieu of fractional shares	(2,172)	(820)
Sale of common stock		300
Treasury stock transactions - net	(878)	138
NET CASH USED BY FINANCING ACTIVITIES	(4,583)	(3,303)

INCREASE (DECREASE) IN CASH	(943)	594
Cash at beginning of year	1,091	497
CASH AT END OF YEAR	$ 148	$ 1,091
	========	========

  NOTE 14 - LONG TERM DEBT

  First Citizens National Bank has secured advances from the Federal Home Loan Bank in the amounts of $60,575,000 at December 31, 2001, and $55,429,000 at December 31, 2000. At December 31, 2001, $60,574,621 is considered long-term in nature. These advances bear interest at rates which vary from 3.97% to 6.46% and mature in the years 2008 through 2011. The obligations are secured by the Bank's entire portfolio of fully disbursed, one to four family residential mortgages.

  Delta Finance Company, a subsidiary of First Citizens National Bank, is obligated to General Appliance and Furniture Company, Inc. on an unsecured note payable in the amount of $1,000,000, which bears interest at the rate of five and three-quarter percent (5.75%) per annum and matures March 1, 2002. The Company has the intent and ability to renew the loan for another five years.

  Delta Finance Company is also obligated to White and Associates/First Citizens Insurance, LLC on an unsecured note with an outstanding principal balance of one million, five hundred thousand dollars ($1,500,000). The debt bears interest at the rate 5.98 percent per annum and matures on March 1, 2002. The Company has the intent and ability to renew the loan at that time.

  Averages for the years 2001 and 2000 are as follows:

	Average Volume	Average Interest Rate	Average Maturity
	(In thousands)
2001
First Citizens National Bank	59,424	5.36%	3 years
Delta Finance Company	2,233	5.88%	1 year

2000
First Citizens Bancshares, Inc.	920	7.25%	5 years
First Citizens National Bank	56,929	5.90%	3 years
Delta Finance Company	1,000	6.00%	5 years

  Maturities of principal on the above referenced long-term debt for the following five years is as shown:

Years Ending December 31,
2002	$ --
2003	2,500
2004	--
2005	--
2006	--
Thereafter	60,575
$ 63,075

  NOTE 15 - SHORT-TERM BORROWINGS

  At December 31, 2001 and 2000, First Citizens National Bank had outstanding balances in short-term borrowings as follows:

	2001	2000
	(In thousands)
Outstanding balance - end of period	$ --	$ 34,174
Weighted Average Rate of Outstanding	N/A	5.55%
Maximum Amount of Borrowings at Month End	$ 33,391	$ 54,600
Average Amounts Outstanding for Period	4,727	49,436
Weighted Average Rate of Average Amounts	3.75%	5.97%

  NOTE 16 - NON-CASH INVESTING AND FINANCING ACTIVITIES

  During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

Investing	2001	2000	1999
	(In thousands)
Other real estate acquired in
satisfaction of loans	$ 1,340	$ 804	$ 824

Investment in First Volunteer Corporation			3,775

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

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 2001 and 2000, First Citizens National Bank had outstanding loan commitments of $65,140,000 and $56,860,000, respectively. Of these commitments, none had an original maturity in excess of one year.

  Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when it is deemed necessary. At December 31, 2001 and 2000, outstanding standby letters of credit totaled $1,032,000 and $1,761,000, respectively.

  In the normal course of business, First Citizens National Bank extends loans, which are subsequently sold to other lenders, including agencies of the U. S. government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan. At December 31, 2001 and 2000, however, the Bank had no loans sold.

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

  SHORT-TERM BORROWINGS

  Carrying amounts of short-term borrowings, which include securities sold under agreement to repurchase, approximate their fair values at December 31, 2001 and 2000.

  LONG-TERM DEBT

  The fair value of the Corporation's long-term debt is estimated using the discounted cash flow approach, based on the institution's current incremental borrowing rates for similar types of borrowing arrangements.

  OTHER LIABILITIES

  Other liabilities consist primarily of accounts payable, accrued interest payable, and accrued taxes. These liabilities are short-term and their carrying values approximate their fair values.

  Unrecognized financial instruments are generally extended for short periods of time, and as a result, the fair value is estimated to approximate the face or carrying amount.

  The estimated fair values of the Corporation's financial instruments are as follows:

	2001		2000
	Carrying	Fair	Carrying	Fair
Financial Assets	Amount	Value	Amount	Value
	(In thousands)
Cash and cash equivalents	$ 31,183	$ 31,183	$ 23,927	$ 23,927
Investment securities	104,274	104,307	103,094	103,015
Loans	369,026		340,959
Less: Allowance for loan losses	(4,015)		(3,763)
Loans, net of allowance	365,011	377,781	337,196	329,573
Accrued interest receivable	3,848	3,848	5,596	5,596

Financial Liabilities
Deposits	403,508	405,909	371,854	373,051
Short-term borrowings	17,827	17,827	34,174	34,174
Long-term debt	63,075	78.386	43,429	41,474
Other liabilities	3,772	3,772	3,800	3,800

Unrecognized Financial Instruments

Commitments to extend credit	65,140	65,140	56,860	56,860
Standby letters of credit	1,032	1,032	1,761	1,761

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

  NOTE 21 - MERGERS AND ACQUISITIONS

  First Citizens National Bank and White & Associates began the process of forming a credit life insurance company during 1998. During the year ended December 31, 1999, the credit life insurance company was chartered. Operating results for the year ended December 31, 2001, were a profit of $17,213.

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

  NOTE 22 - EXECUTIVE PAYMENTS

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

  Note 23 - Prior Period Adjustment

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

  Note 24 - Revolving Line of Credit

  First Citizens Bancshares, Inc. has approved a two-year line of credit with First Tennessee Bank National Association in the amount of $8,000,000. Advances under this line of credit will be used for purposes of capital infusion or other liquidity needs of the parent company. Interest on the outstanding balance will be payable quarterly at a variable rate per annum. The variable rate of interest shall be 100 basis points below First Tennessee's Base Rate. At December 31, 2001, First Citizens Bancshares, Inc. had no indebtedness on this line of credit.

  NOTE 23 - AMOUNTS RECEIVABLE FROM RELATED PARTIES

Year Ended December 31, 2001
(In thousands)
Column A	Column B	Column C	Column D		Column E
	Balance at				Balance at
	Beginning				End of
	of Period	Additions	Deductions		Period
Amounts
			Amounts	Written		Not
			Collected	Off	Current	Current
Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive Officers
Of First Citizens
Bancshares, Inc. (26)	$ 8,858	$ 5,182	$ 4,673	$ -0-	$ 9,367	$ -0-
	=====	=====	=====	=====	=====	=====
Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive Officers
Of First Citizens
National Bank (26)	$ 8,858	$ 5,182	$ 4,673	$ -0-	$ 9,367	$ -0-
	=====	=====	=====	=====	=====	=====

Year Ended December 31, 2000
(In thousands)
Column A	Column B	Column C	Column D		Column E
	Balance at				Balance at
	Beginning				End of
	of Period	Additions	Deductions		Period
Amounts
			Amounts	Written		Not
			Collected	Off	Current	Current
Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive Officers
Of First Citizens
Bancshares, Inc. (26)	$ 8,627	$ 6,614	$ 6,383	$ -0-	$ 8,858	$ -0-
	=====	=====	=====	=====	=====	=====
Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive Officers
Of First Citizens
National Bank (26)	$ 8,627	$ 6,614	$ 6,383	$ -0-	$ 8,858	$ -0-
	=====	=====	=====	=====	=====	=====

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

  PART III

  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information appearing in Bancshares' 2002 Proxy Statement regarding directors and officers is incorporated herein by reference in response to this Item.

  ITEM 11. EXECUTIVE COMPENSATION

  The information required under this Item is set forth in the 2002 Proxy Statement, and is incorporated by reference.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 2002 Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2002, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Officers, Directors and principal shareholders of the holding company (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail on page 12 of the Proxy Statement under "Certain Relationships and Related Transactions" and incorporated herein by reference. Additional information concerning indebtedness to Bancshares and First Citizens by Directors and/or their affiliates is included herein under Part III, Note 25 - "Amounts Receivable from Certain Persons".

  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  First Citizens Bancshares, Inc.
  (Registrant)

                                      Date: March 15, 2002                               /s/  STALLINGS LIPFORD
                                                                                                                        CHAIRMAN
                                                                                                          First Citizens National Bank
                                                                                                               (Principal Subsidiary)

                                      Date: March 15, 2002                               /s/    JEFF AGEE
                                                                                                    EXECUTIVE VICE PRESIDENT &
                                                                                                       CHIEF FINANCIAL OFFICER
                                                                                                          First Citizens National Bank
                                                                                                               (Principal Subsidiary)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 15, 2002.

/s/ EDDIE ANDERSON	/s/ JOHN M. LANNOM	/s/ P. H. WHITE, JR.
Director	Director	Director

/s/ J. WALTER BRADSHAW	/s/ STALLINGS LIPFORD	/s/ DWIGHT STEVEN WILLIAMS
Director	Director	Director

/s/ JAMES DANIEL CARPENTER	/s/ MILTON MAGEE	/s/ KATIE WINCHESTER
Director	Director	Director

/s/ WILLIAM C. CLOAR	/s/ MARY FRANCES MCCAULEY	/s/ BILLY S. YATES
Director	Director	Director

/s/ RICHARD W. DONNER	/s/ L. D. PENNINGTON
Director	Director

/s/ BENTLEY F. EDWARDS	/s/ ALLEN SEARCY
Director	Director

/s/ JULIUS M. FALKOFF	/s/ GREEN SMITHEAL
Director	Director

/s/ LARRY W. GIBSON	/s/ WILLIAM F. SWEAT
Director	Director

/s/ RALPH E. HENSON	/s/ DAVID R. TAYLOR
Director	Director

/s/ BARRY T. LADD	/s/ LARRY S. WHITE
Director	Director