Form 10-Q
period 2002-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2002-05-10
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 2-83542
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

________________________

Of the registrant's only class of common stock (no par value) there were 3,671,278 shares outstanding as of March 31, 2002 (net of Treasury Stock).

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
DYERSBURG, TENNESSEE
INDEX

PAGE
PART I.
Item 1	Financial Information
Unaudited Consolidated Balance Sheet
Unaudited Consolidated Statement of Income
Unaudited Consolidated Statement of Cash Flows
Unaudited Consolidated Statement of Shareholders' Equity
Notes to Unaudited Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II
Other Information

Item 6	Exhibits

Signatures

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Stated in Thousands)

	March 31 2001	December 31 2001
	(unaudited)
ASSETS
Cash and due from banks	$ 14,900	$ 15,296
Federal funds sold	21,859	15,887
Investment securities
Trading investments - stated at market	--	--
Held to maturity - amortized cost - fair value of $2,569 at March 31, 2002 and $2,684 at December 31, 2001.	2,503	2,615
Available-for-sale, stated at market	103,043	101,659
Loans (excluding unearned income of $1,633 at March 31, 2002 and $1,738 at December 31, 2001)	366,192	369,026
Less: Allowance for loan losses	4,144	4,015
Net Loans	362,048	365,011
Premises and equipment, net	14,732	14,571
Goodwill	3,585	3,585
Other Intangible Assets	51	51
Other real estate	1,837	1,730
Other assets	17,496	17,586

TOTAL ASSETS	$ 542,054	$ 537,991
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits	$ 402,432	$ 403,508
Securities sold under agreements to repurchase	19,477	17,827
Federal funds purchased & other short-term borrowings	--	--
Long term debt	65,483	63,075
Notes payable of Employee Stock Ownership Plan	--	--
Other liabilities	4,245	3,772

TOTAL LIABILITIES	$ 491,637	$ 488,182

Stockholders' Equity
Common stock, No par value - 10,000,000 authorized; 3,717,593 issued and outstanding at March 31, 2002 and 3,717,593 issued and outstanding at December 31, 2001.	3,718	3,718
Surplus	15,298	15,298
Retained earnings	31,962	31,151
Obligation of Employee Stock Ownership Plan	--	--
Accumulated other comprehensive income	451	563
Total Common Stock and Retained Earnings	51,429	50,730
Less: 46,315 treasury shares, at cost at March 31, 2002 and 42,368 shares at cost at December 31, 2001.	(1,012)	(921)
TOTAL STOCKHOLDERS' EQUITY	$ 50,417	$ 49,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 542,054	$ 537,991
	==========	==========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Month Periods Ended
	March 31,	March 31,
	2001	2000
INTEREST INCOME
Interest and fees on loans	$ 7,452	$ 8,169
Interest on investment securities:
Taxable	1,082	1,324
Tax-exempt	199	171
Other interest income - Fed Funds Sold	65	114
Other interest income - Checking	3	20
Lease financing income	--	--
TOTAL INTEREST INCOME	$ 8,801	$ 9,798

INTEREST EXPENSE
Interest on deposits	$ 2,408	$ 4,293
Other interest expense	924	998
TOTAL INTEREST EXPENSE	3,332	5,291
NET INTEREST INCOME	5,469	4,507

Provision for loan losses	353	574

Net interest income after provision	5,116	3,933

Other Income
Securities gains (losses)	99	19
Other income	1,601	1,494
Total Other Income	1,700	1,513

Other expenses	4,300	4,050

Net income before income taxes	2,516	1,396
Taxes	749	330
Net Income	$ 1,767	$ 1,066

Earnings Per Share	$ 0.48	$ 0.29
Weighted average number of shares outstanding	3,672,782	3,713,905

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, STATED IN THOUSANDS)

	Three Month Periods Ended
	March 31,	March 31,	March 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net cash provided by operating activities	$ 2,460	$ 5,377	$ 2,269

INVESTING ACTIVITIES
Proceeds of maturities of held to
maturity securities	112	7,548	1,177
Purchase of held to maturity securities	0	0	0
Proceeds from maturities of available
for sale securities	16,098	27,352	212
Proceeds from sales of available for
sale securities	8,600	500	0
Purchase of available for sale securities	(25,779)	(25,696)	(1,870)
Increase in loans - net	2,610	(8,612)	(116)
Payment for purchase of Bank of Troy - net
of cash acquired	0	0	0
Purchase of premises and equipment	(461)	13	(553)
Net Cash provided by investing activities	1,180	1,105	(1,150)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and
Savings Accounts	2,479	5,622	(1,292)
Increase (Decrease) in Time Accounts	(3,555)	8,006	967
Increase (Decrease) in Long term Debt	2,408	8,113	719
Treasury Stock Transactions	(91)	(71)	156
Proceeds from Sale of Common Stock	0	0	15
Cash Dividends Paid	(955)	(929)	(849)
Net Increase (Decrease) in Short Term
Borrowings	1,650	(17,475)	(1,797)
Net Cash provided (used) by
Financing Activities	1,936	3,266	(2,081)

Increase (Decrease) in Cash and
Cash Equivalents	5,576	9,748	(962)

Cash and Cash Equivalents at beginning
of year	31,183	23,927	17,410
Cash and Cash Equivalents at end of year	36,759	33,675	16,448

Cash Payments made for interest and income taxes during the years presented are as follows:

	2002	2001	2000
Interest	3,697	5,613	4,462
Income Taxes	677	158	1,020

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(STATED IN THOUSANDS)

	2001	2000
Balance January 1	$ 49,809	$ 46,889
Net Income	1,767	1,066
Other comprehensive income:
Changes in Available for Sale Investments	(182)	860
Changes in Derivatives	69	(51)
Comprehensive Income	1,654	1,875

Cash dividend declared	(955)	(929)
Common stock issued	--	--
Common stock repurchased	(91)	(71)
Employee stock obligation	--	86

Balance Ending Period	$ 50,417	$ 47,850
	=======	========

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
MARCH 31, 2002

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2002, the consolidated statements of income for the three month period ended March 31, 2002, 2001 and 2000, and the consolidated statement of cash flows for the three month periods then ended have been prepared by the company without an audit. The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

FASBs 114 and 118 were implemented during first quarter of'95. FASB 114 and 118 require companies to set aside reserves for impaired loans.

The following data reflects impaired and probable loss loan totals:

Balance
Amount of recorded balance with a related allowance	$ 201
Amount of recorded balance with no related allowance	1,073
Impaired loan balance or recorded balance	$ 1,274
=======

Interest income recognized on impaired loans has been applied on a cash basis. Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations. Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

NOTE 5 - FASBs 133, 137 and 138 - DERIVATIVES

FASBs 133, 137 and 138 - FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires derivatives to be reported as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FASBs 137 and 138 amended FASB 133: First Citizens National Bank used the derivative as a cash flow to hedge the "Benchmark Interest Rate." First Citizens designated a Federal Home Loan Bank Variable Libor Borrowing to be hedged and effectively locked in a fixed cost on the liability.

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

The cash flow hedge has produced a positive income, but because First Citizens swapped a fixed cash flow for a variable cash flow and rates later declined, the value of the derivative has increased $69 net of tax for the current period. Other comprehensive income reflects the fair market value of the derivative at ($321) gross and ($212) net of tax.

NOTE 6 - FASBs 141 and 142

FASB 141 - This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16. FASB 141 eliminates pooling of interests and implements purchase accounting effective June 30, 2001. Referenced in the 10K dated 12/31/2002, Bancshares has entered into an agreement to purchase Metropolitan Bancshares, Inc. , parent company of Munford Union Bank. This bank has assets of $115 million and serves its customers from five locations in Munford, Atoka, Millington and Bartlett. Regulatory approval has been granted and closing is scheduled for June 1, 2002.

FASB 142 - This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17. Goodwill and some intangible assets will no longer be amortized. FASB 142 adopts a more aggregate view for goodwill and bases the accounting on combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).

Tests performed first quarter 2002 to establish a goodwill benchmark resulted in an impairment of zero. As a result of the test First Citizens, effective January, 2002 discontinued the practice of amortizing goodwill of $25,000 per month. Thereafter, impairment tests will be implemented annually unless an event or circumstance triggers a possible impairment loss.

NOTE 7 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved line of credit with First Tennessee Bank in the amount of $13 million at a variable rate of interest of 100 basis points below First Tennessee's base rate renewable every two years. The line is secured with $17 million of Bancshares stock. Advances made under terms and conditions of the line will be used for the acquisition of Munford Union Bank and other holding company strategies. Interest on the outstanding balance will be payable quarterly at a variable rate per annum. As of March 31, 2002, Bancshares, Inc. had no outstanding balance extended on the line.

NOTE 8 - LONG TERM OBLIGATIONS

In March 2002, the Company formed a wholly owned subsidiary of First Citizens (TN) Statutory Trust II. The Trust was created under the Business Act of Delaware for the sole purpose of issuing and selling preferred securities and using the proceeds from the sale to acquire long term subordinated debentures issued by Bancshares. The debentures are the sole assets of the Trust. First Citizens Bancshares owns 100% of the common stock of the Trust.

On March 26, 2002 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust II, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1000 per security for an aggregate amount of $5,000,000. For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 26, 2002 the rate per annum of 5.59%. For each successive period beginning on (and including) June 26, 2002, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 3.60%; provided however, that prior to March 26, 2007, this interest rate shall not exceed 11%. Interest payment dates are: March 26, June 26, September 26, and December 26 during the 30 year term.

Bancshare's obligation under the debentures and related documents, constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Preferred Securities. Although the debentures are treated as debt of the Company, they are treated as Tier I capital subject to a limitation that the securities included as Tier I capital not exceed 25% of the total Tier I capital. The securities are callable by the Company after 5 years. These funds are a partial source for the acquisition of Munford Union Bank, along with our line of credit and capital infusion from our lead bank (FCNB).

The ability of First Citizens to service its long term debt obligation is dependent upon the future profitability of its banking subsidiaries and their ability to pay dividends to the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "company") the bank holding company for First Citizens National Bank ("the bank"), is headquartered in Dyersburg, Tennessee. First Citizens National Bank is a diversified financial services institution, which provides banking and other financial services to its customers. The bank operates four wholly owned subsidiaries: Financial Plus, Inc., Delta Finance, Inc., Nevada Investments I, Inc. and Nevada Investments II, Inc. The bank also owns 50% of White and Associates/First Citizens Insurance, LLC and First Citizens/White Associates Insurance Company, Inc. These subsidiary activities consist of: brokerage, personal finance, investments, insurance related products and credit insurance.

BRANCH OPERATIONS

Land was acquired at 200 University Avenue, Martin, Tennessee for the opening of a new branch facility. A temporary banking facility was opened for operations in April, 2002. Construction of a permanent banking facility on this site will begin within eighteen months. Market data analysis for Weakley County reflects more than adequate market share growth available to support the bank's long term financial projections. Future population and household income growth within the area are projected to be positive. First Citizens will continue to search for expansion opportunities that will result in a positive deployment of Bancshare's capital.

FORWARD-LOOKING STATEMENTS

Quarterly reports on Form 10-Q, including all documents incorporated by reference, may contain forward-looking statements. Additional written or oral forward-looking statements may be made from time to time in other filings with the Securities Exchange Commission. The discussion of changes in operations may contain words that indicate the company's future plans, goals, and estimates of assets, liabilities or income. Forward-looking statements will express the company's position as of the date the statement is made. These statements are primarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control. When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "intend," "is likely," "going forward," and other expressions are intended to identify forward-looking statements. The statements are within the meaning and intent of section 27A of the Securities Exchange Act of 1934. Such statements may include, but not limited to, projections of income or loss, expenses, acquisitions, plans for the future and others.

FINANCIAL SUMMARY

First Citizens Bancshares recorded net income for the first quarter ended March 31, 2002 of $1.767 million, a 65.76 percent increase compared to last year's quarterly earnings of $1.066 million. Earnings per share grew 65.89% to $.48 from $.29 in the same period last year. Bancshares has been aggressively buying back company stock as reflected in the balance sheet (46,315 shares accumulated to date) as a result of a Board approved program to repurchase company stock totaling $1 million per year for the next five years. The quarterly return annualized on average assets was 1.33% for 2002 compared to .86 % for the same period in 2001. The quarterly return annualized on equity increased to 14.30% for the current year from 9.13% last year.

Net interest income increased $962 thousand or 21.34%, when comparing first quarter of 2002 to the first quarter 2001. The federal funds rate dropped from 6.50% to 1.75% since September 2000 causing a material reduction in the bank's cost of funds. A gain in loan interest and fees was supported by a 40% increase in loan fees generated through loan growth in commercial and retail lending as well as long-term mortgage loans. The net interest margin expanded from 3.64% to 4.11%, causing enhanced earnings first quarter. Maintaining this spread could prove to be a challenge in a rising rate environment. Non-performing loans, those on which payments are more than 90 days past due or are on non-accrual of interest status, improved from .81% of total loans to .46% when comparing first quarter of 2002 to the prior year. Improvement in the quality of the loan portfolio allowed for a reduction in the amount allocated to loan loss reserves by 39%, from $574 thousand in 2001 to $353 thousand in the quarter just ended. Additional write downs, charge offs, and above average loan growth contributed to the higher amount in 2001. No incremental adjustments have been made to bad debt expense accruals for the current reportable period.

Non-interest income increased $187 thousand, or 12.36% over the prior year's first quarter. In the current quarter of 2002, fee income (non-interest income) contributed 16.18 percent to total revenue compared to 13.37% for the same period last year. Credit insurance income; brokerage fees, full insurance income and sale of bonds contributed to the positive 12.36% variance. Income received from White and Associates/First Citizens insurance subsidiary (50% owned) was in excess of $60,000 over prior quarter of last year. Bond profits ($99 thousand) were taken first quarter due to demand opportunities for those specific bonds. The following table compares non-interest income for the first quarter of 2002, 2001, and 2000:

Non-Interest Income
(in thousands)
March 31,
	2002	% of Change	2001	% of Change	2000
Service Charges on Deposit Accounts	$ 696	(2.25%)	$ 712	19.26%	$ 597
Trust Income	157	3.29%	152	(2.84%)	668
Other Income	847	30.51%	649	(39.20%)	250
TOTAL	$ 1,700	12.36%	$ 1,513	0.13%	$ 1,515

Non-interest expense increased $250 thousand, or 6.17%, over the first quarter of 2001. Salary and benefits increased because of full time salaries, incentive accruals, and hospital insurance. Tight budget controls and incentives have stabilized the growth of the controllable expenses as shown in the other expense growth of .70%. The efficiency ratio as of 3/31/2002 and 3/31/2001 was 59.13% and 66.30%. Executive management is committed to the continual improvement of the efficiency ratio that will meet or exceed peer group ratio. Write-downs of other real estate resulted in other real estate expense of $32 thousand above first quarter 2001. The other real estate asset is $1,837,000 as of March 2002 compared to $431,000 for March 2001. Goodwill expense was $0 for the current reportable period compared to $76,000 for 2001. FASB 142 altered the analysis of goodwill effective for years 2002 and forward. There was no goodwill impairment for the first quarter 2002.

The following table compares non-interest expense for the first quarter of 2002, 2001, and 2000:

Non-Interest Expense
(in thousands)
March 31,
	2002	% of Change	2001	% of Change	2000
Salaries and Employee Benefits	$ 2,404	9.62%	$ 2,193	(1.65%)	$ 2,230
Net Occupancy	740	4.37%	709	2.01%	695
Other	1,156	0.70%	1,148	14.11%	1,006
TOTAL NON-INTEREST EXPENSE	$ 4,300	6.17%	$ 4,050	3.02%	$ 3,931

The following quarterly average balances, interest, and average rates are presented in the following table:

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
MONTHLY AVERAGE BALANCES AND INTERST RATES
(STATED IN THOUSANDS)
MARCH 31, 2002

	2002 Average			2001 Average			2000 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 363,075	$ 7,452	8.20%	$ 346,991	$ 8,169	9.41%	$ 321,816	$ 7,491	9.31%
Investment Securities:
Taxable	88,176	1,038	4.70%	83,838	1,324	6.31%	86,293	1,408	6.52%
Tax Exempt (4)	18,399	301	6.54%	13,970	259	7.41%	13,165	224	6.80%
Interest Earning Deposits	907	3	1.32%	1,424	20	5.61%	1,169	12	4.10%
Federal Funds Sold	15,320	65	1.69%	9,481	114	4.80%	1,133	9	3.17%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 485,877	$ 8,903	7.32%	$ 455,704	$ 9,886	8.67%	$ 423,576	$ 9,144	8.63%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	12,182	0	0.00%	16,434	0	0.00%	14,020	0	0.00%
Bank Premises and Equipment	14,664	0	0.00%	13,773	0	0.00%	13,633	0	0.00%
Other Assets	23,777	0	0.00%	16,529	0	0.00%	19,913	0	0.00%
TOTAL ASSETS	$ 536,500	0	0.00%	$ 502,440	0	0.00%	$ 471,142	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	135,610	458	1.35%	124,688	1,033	3.31%	114,319	841	2.94%
Time Deposits	224,936	1,950	3.46%	217,148	3,259	6.00%	210,250	2,812	5.34%
Federal Funds Purchased and Other Interest Bearing Liabilities	85,710	924	4.31%	74,592	999	5.35%	59,122	656	4.43%
TOTAL INTEREST BEARING LIABILTIES	446,256	3,332	2.98%	416,428	5,291	5.08%	383,691	4,309	4.49%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	38,890	0	0.00%	36,775	0	0.00%	38,413	0	0.00%
Other Liabilities	1,241	0	0.00%	1,387	0	0.00%	2,876	0	0.00%
TOTAL LIABILITIES	486,387	0	0.00%	454,590	0	0.00%	426,593	0	0.00%

SHAREHOLDERS' EQUITY	50,113	0	0.00%	47,850	0	0.00%	44,549	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 536,500	0	0.00%	$ 502,440	0	0.00%	$ 471,142	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
NET INTEREST INCOME	--	5,571	--	--	4,595	--	--	4,835	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	4.58%	--	--	4.03%	--	--	4.56%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

September 30
(In Thousands)
	2002	2001	2000	1999	1998
Real Estate Loans:
Construction	$ 36,167	$ 34,350	$ 33,537	$ 28,966	$ 23,313
Mortgage	229,665	205,936	192,575	159,150	137,002
Commercial, Financial and
Agricultural Loans	59,468	63,465	59,142	88,207	41,778
Installment loans to individuals	39,440	42,483	37,517	31,810	27,679
Other Loans	1,452	2,919	2,579	2,258	1,929
TOTAL LOANS	$ 366,192	$ 349,153	$ 325,350	$ 310,391	$ 259,870

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

Non-Performing Loans
March 31
(in thousands)
Year	Non-Accrual	90 Days Past Due Accruing Interest	Total
2002	$ 407	$ 2,070	$ 2,477
2001	$ 3,333	$ 527	$ 3,860
2000	$ 1,134	$ 1,090	$ 2,224
1999	$ 829	$ 980	$ 1,809
1998	$ 418	$ 472	$ 890
1997	$ 1,069	$ 1,152	$ 2,221

First Citizens National Bank
Loan Loss Experience and Reserve for Loan Losses
(in thousands)
Quarter ending March 31,

	2002	2001	2000	1999	1998
Average Net Loans Outstanding	$ 363,075	$ 346,991	$ 321,816	$ 306,742	$ 235,315
Balance of Reserve for Loan Losses at
Beginning of Period	$ 4,015	$ 3,763	$ 3,718	$ 3,530	$ 3,159
Loan Charge-Offs	(318)	(505)	(228)	(219)	(248)
Recovery of Loans Previously Charged Off	94	87	85	80	76
Net Loans Charged Off	(224)	(418)	(143)	(139)	(172)
Additions to Reserve Charged to Operating Expense	353	574	187	206	210
Changes incident to Mergers	0	0	0	343	0
Balance at End of Period	$ 4,144	$ 3,919	$ 3,762	$ 3,940	$ 3,197

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.06%)	(.12%)	(.04%)	(.04%)	(.08%)

The following table will identify charge-offs by category for the period ending March 31, 2002, 2001 and 2000.

CHARGE-OFFS:	2002	2001	2000
Domestic:
Commercial, Financial and Agricultural	$ 20	$ 147	$ 24
Real Estate - Construction	0	0	0
Real Estate - Mortgage	143	155	83
Installment Loans to individuals	155	203	121
Lease financing	0	0	0
Foreign	N/A	N/A	N/A
Total	$ 318	$ 505	$ 228
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 21	$ 16	$ 12
Real Estate - Construction	0	0	0
Real Estate - Mortgage	4	18	10
Installment Loans to individuals	69	53	63
Lease financing	0	0	0
Foreign	N/A	N/A	N/A
Total	$ 94	$ 87	$ 85
Net Charge-offs	($ 224)	($ 418)	($ 143)

LOANS:

Total loans decreased $ 2.8 million or .77 percent when comparing third quarter 2002 to the same quarter in 2001. The volume decrease is attributable to a slowing economy and a unemployment rate in Dyer County Tennessee of 10%. The unemployment rate for Lauderdale County and Obion County for the same time period was 11.9 % and 4.3% respectively. Unemployment rate for these same counties as of 12/31/01 was 9.2%, 9.9% and 4.3%. Slower loan growth (loan growth of slightly less than 5% when compared to prior years of 7% or greater, has resulted in an increase in total investments made to the bank's investment portfolio. Loan fees, increased 40% or $186,000 when comparing to last year's total was a result of a buy down in interest rate on large commercial credits. Loan demand is projected to increase during second quarter 2002 with drawn downs on agriculture operating lines of credit. Past due credits at quarter end were 1.30% of total loans

AGRICULTURAL LOANS:

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $79 million in revenue on an annual basis. Agricultural credits secured by farmland and other types of collateral comprise more than $28.7 million of total loans. Past due credit in this category is slightly over one percent of total loans.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES:

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income, was listed at 1.13% in the March 31 Call Report to the Federal Reserve. A recap of activity posted to the Reserve account in third quarter resulted in the following transactions: (1) loans charged-off ($318,000) (2) recovery of loans previously charged off - $94,000 and (3) additions to reserve $353,000. The provision for loan losses increased $225,000 when compared to the same time period in 2001. The increase is attributed to write downs of loans and allocations made to cover loan growth.

The ratio of net charged off loans during the quarter to average net loans outstanding was .06% compared to .12% for the same quarter of 2001. A review of non- performing loans indicates a decrease of total non-performing loans from $2.47 million in 2001 (1.10% of total loans) to $407 thousand in 2002 (.67% of total loans). The decrease is mainly attributed to loans charged off as well as transfer of properties to Other Real Estate. Improvements noted in asset quality have allowed for a reduction in the monthly accrual allocated to the loan loss reserve. Unemployment rate discussed above in the loan section was a result of the closing of a local textile manufacturer in July, 2001 located in Dyersburg, TN. and employed approximately 900 workers. Other manufacturing companies that announced a slow down in production in 2001 resulted in employee layoffs. However, on a more positive note the re-location of a injection molding company that produces automotive components for General Motors line of sports utility vehicles has located in Dyer County and has started the hiring process. First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry. There are no material reportable contingencies as of this report date.

LIQUIDITY:

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 82% of the funding for the current year versus 82% for the prior year. Borrowed funds from the FHLB amounted to 12% of total funding for year 2002 compared to 11% last year.

The bank's liquidity position has improved since year end 2000 due to approximately 50% of the bond portfolio being called (callable Agencies) and unusual growth in deposits. Management projects an immaterial volume of bonds to be called in 2002. Growth in deposits is occurring at First Citizens as well as most banks in general. This action reinforces the idea that consumers are in a pattern of a flight to quality by investing in deposits insured by FDIC. Bancshares reflects a negative deposit growth when comparing this quarter to year-end as a result of a temporary corporate money totaling $3 million that was on deposit at year-end. Core deposit growth, reflected on the balance sheet in transaction savings accounts have reached in excess of $46 million. The bank's transaction account (Wall Street money market) is tied to the 90 day T-Bill Rate and has been a drawing attraction for consumers looking for a money market account to park funds for the short term while waiting for interest rates to go up. While deposit growth increases market share and provides for liquidity needs, above average deposit growth can apply pressure to a bank funds' reserve ratio. In the event deposit growth continues to exceed prior years, FDIC Insurance cost could possibly increase causing an impact on net income. There is no material impact projected to First Citizens net income in the event FDIC insurance cost increases.

The bank's liquidity position has been strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others. First Citizens Bank has lines of credit with the FHLB and correspondent banks totaling $138 million. The Company has a ($13 million) line of credit established for acquisitions and other holding company needs (see note 7). The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

INVESTMENT SECURITIES:

First Citizens had over one half of the bond portfolio called in the year 2001. Investments called were Callable U.S. Agencies. The called amounts have been reinvested mainly into mortgage backed agencies (very defined traunches and predictable characteristics) with an average life of less than 5 years. The called agency volumes materially improved our liquidity position. The portfolio has grown $13 million or 14% when comparing to March 2001. The pledged investments amount to $86 million as of the current reportable period. Peer data indicates our portfolio yields are less than the average peer bank and this is due to our portfolio changes (called bonds) that took place in 2001. The bank's goal is to steadily improve the investment portfolio without taking on material risk.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	Composition of Investment Securities
	March 31 (In thousands)
	2001	2000	1999	1998	1997
U.S. Treasury & Government Agencies	$ 77,409	$ 68,275	$ 82,596	$ 93,733	$ 75,644
State & Political Subdivisions	18,863	14,042	13,737	15,207	12,662
All Others	9,274	9,612	3,293	3,899	2,822
TOTALS	$ 105,546	$ 91,929	$ 99,626	$112,839	$ 91,128
	=======	======	======	=======	======

First Citizens National Bank does not engage in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

Investment Securities
March 31, 2002
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 0	$ 0
U.S. Government agency and corporation obligations	1,000	1,026	75,874	76,409

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,503	1,542	17,080	17,360
U.S. Securities:
Debt Securities	0	0	3,833	3,914
Equity Securities (including Federal Reserve stock)	0	0	5,311	5,360
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 2,503	$ 2,568	$ 102,098	$ 103,043

CAPITAL RESOURCES

Total capital on March 31, 2002 was $50.4 million, up 1.22% from $49.8 million on December 31, 2001. The increase in capital was from undistributed net income. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk based capital ratio reflects continuous improvement when reviewing prior years. Risk based capital ratio as of March 31, 2002 was 13.93%, significantly in excess of the 8% mandated by Regulatory Authorities. The purchase of Munford Union Bank, as a subsidiary of Bancshares (transaction completed date May 31, 2002), will result in a risk based capital ratio of 10.42%. The Company's tier I ratio will change from 8.64% to 6.42%. Capital as a percentage of total assets for the quarter ending March 31, is presented in the following table for the years indicated (excluding loan loss reserves):

2002	2001	2000	1999	1998
9.30%	9.45%	9.43%	9.29%	9.10%

The dividend payout ratio is 54.04% for the current period versus 87.14% for the prior year. We anticipate the dividend payout ratio will increase as a result of utilizing $5 million of capital to fund the purchase of Metropolitan Bancshares. The dividend per share is $.26 for 2002 versus $.25 for 2001. Bancshares has re-purchased 3,947 shares of its own stock in the open market since December 31, 2001. The goal is to purchase $1 million per year for the next 4 years.

	2002	2001	2000	1999	1998
Percentage of Net Income to:
Average Total Assets	.32%	.21%	.31%	.29%	.32%
Average Shareholders' Equity	3.52%	2.22%	3.30%	3.15%	3.31%
Percentage of Dividends Declared Per
Common Share to Net Income	54.04%	87.14%	57.53%	51.80%	35.29%
* Percentage of Average Shareholders'
Equity to Average Total Assets	9.34%	9.52%	9.45%	10.00%	10.63%

* Represents primary capital - including reserve for loan losses account

RECENTLY ISSUED ACCOUNTING STANDARDS

The discussion on business combinations (FASB 141) and accounting for goodwill (FASB 142) will have an impact on the company's financials. Purchase accounting will be applied on our Munford Union acquisition and any others that might take place in the future. First Citizens has calculated the fair value of our one unit and compare that to the unit's book value. FASB 142 adopts a more aggregate view for goodwill and bases the accounting on the units of the combined entity into which an acquired entity is integrated (reporting units per FASB 131). If the book value is determined to be below the fair value assessment, there is no impairment loss. But, if the fair value is below book, this means that goodwill has been impaired, and a write down is required. Pooling of interest method was eliminated on 06-30-2001. As of March 31, 2002, there was no impairment; therefore, no amortization expense will be required. The bank will adopt this statement (FASB 142) on 01-01-2002 and the benchmark was applied. The amount of amortization eliminated in 2002 is $25 thousand per month. We do not anticipate any impairment write- downs in 2002.

PART I - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk. The Asset/Liability Committee strives to maintain stability in net interest margin under various interest rate cycles. First Citizens has materially improved interest rate risk exposure since year-end 2000. Steps implemented are as follows: (1) increased long term Federal Home Loan Bank borrowings by $11 million (2) purchased variable rate investments (3) encourage existing deposit customers to extend maturities past one year and (4) reduced overnight borrowings exposure.

First Citizens swapped a $1,500,000 fixed investment cash flow for a variable cash flow stream tied to 90 day libor rate June 2000. The new variable investment cash flow is matched with a variable borrowing, resulting in an ongoing positive spread of 250 basis points with no interest rate risk. The transaction was implemented to increase earnings and reduce interest rate risk. The cash flow hedge has produced a positive income, but because the bank swapped a fixed cash flow for a variable cash flow and rates have declined the value of the derivative has decreased since inception. The volume and risk associated with this derivative is well within the Funds Management Policy of the bank. There have been no material changes since year-end 2001 applicable to this transaction.

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

Date: May 15, 2002                                        /s/  KATIE WINCHESTER
                                                                              PRESIDENT & CEO
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)

Date: May 15, 2002                                           /s/    JEFF AGEE
                                                                  EXECUTIVE VICE PRESIDENT &
                                                                     CHIEF FINANCIAL OFFICER
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)