Form 10-Q
period 2002-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2002-08-12
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

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

________________________

Of the registrant's only class of common stock (no par value) there were 3,670,734 shares outstanding as of June 30, 2002 (Net of Treasury Stock).

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
DYERSBURG, TENNESSEE
INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Stated in Thousands)

	June 30 2002	December 31 2001
	(unaudited)
ASSETS
Cash and due from banks	$ 16,894	$ 15,296
Federal funds sold	5,520	15,887
Investment securities
Trading investments - stated at market	--	--
Held to maturity - amortized cost - fair value of $2,570 at June 30, 2002 and $2,684 at December 31, 2001.	2,503	2,615
Available-for-sale, stated at market	140,222	101,659
Loans (excluding unearned income of $1,645 at June 30, 2002 and $1,738 at December 31, 2001)	445,684	369,026
Less: Allowance for loan losses	5,179	4,015
Net Loans	440,505	365,011
Premises and equipment, net	18,050	14,571
Goodwill	12,406	3,585
Other Intangible Assets	888	51
Other real estate	3,021	1,730
Other assets	17,527	17,586

TOTAL ASSETS	$ 657,536	$ 537,991
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits	$ 499,567	$ 403,508
Securities sold under agreements to repurchase	19,154	17,827
Federal funds purchased & other short-term borrowings	1,400	--
Long term debt	79,416	63,075
Notes payable of Employee Stock Ownership Plan	--	--
Other liabilities	5,446	3,772

TOTAL LIABILITIES	$ 604,983	$ 488,182

Stockholders' Equity
Common stock, No par value - 10,000,000 authorized; 3,717,593 issued and outstanding at June 30, 2002 and 3,717,593 issued and outstanding at December 31, 2001.	3,718	3,718
Surplus	15,300	15,298
Retained earnings	32,751	31,151
Obligation of Employee Stock Ownership Plan	--	--
Accumulated other comprehensive income	1,810	563
Total Common Stock and Retained Earnings	53,579	50,730
Less: 46,859 treasury shares, at cost at June 30, 2002 and 46,368 shares at cost at December 31, 2001.	(1,026)	(921)
TOTAL STOCKHOLDERS' EQUITY	$ 52,553	$ 49,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 657,536	$ 537,991
	==========	==========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(STATED IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Balance January 1	$ 50,417	$ 47,850	$ 49,809	$ 46,889
Net Income	1,743	1,531	3,510	2,597
Other comprehensive income:
Changes in Available for Sale Investments	1,432	(23)	1,250	838
Changes in Derivatives	(73)	9	(3)	(42)
Comprehensive Income	3,102	1,517	4,757	3,393

Cash dividend declared	(954)	(927)	(1,910)	(1,856)
Common stock issued	2	--	2	--
Common stock repurchased	(14)	(107)	(105)	(178)
Employee stock obligation	--	490	--	575

Balance Ending Period	$ 52,553	$ 48,823	$ 52,553	$ 48,823
	=====	=====	=====	=====

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
INTEREST INCOME
Interest and fees on loans	$ 7,751	$ 8,497	$ 15,203	$ 16,666
Interest on investment securities:
Taxable	1,211	1,232	2,293	2,556
Tax-exempt	277	166	476	337
Other interest income - Federal funds sold	53	108	118	222
Other interest income - Checking	15	19	18	39
Lease financing income	--	--	--	--
Total Interest Income	9,307	10,022	18,108	19,820

INTEREST EXPENSE
Interest on deposits	2,424	4,105	4,832	8,398
Other interest expense	927	989	1,851	1,987
Total Interest Expense	3,351	5,094	6,683	10,385
Net Interest Income	5,956	4,928	11,425	9,435
Provision for Loan Losses	393	232	746	806
Net Interest Income after Provision	5,563	4,696	10,679	8,629

OTHER INCOME
Securities gains (losses)	2	75	101	94
Other income	1,720	1,685	3,321	3,179
Total Other Income	1,722	1,760	3,422	3,273

Other expenses	4,737	4,248	9,037	8,298
Net income before income taxes	2,548	2,208	5,064	3,604
Taxes	805	677	1,554	1,007
Net income	$ 1,743	$ 1,531	$ 3,510	$ 2,597
	=====	=====	=====	=====
Earnings per share	$ 0.47	$ 0.41	$ 0.96	$ 0.70
Weighted average number of shares outstanding	3,670,683	3,710,344	3,671,727	3,711,520

See accompanying notes to consolidated financial statements.

PROFORMA WITH MUNFORD UNION IN ALL PERIODS PRESENTED
FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Stated in Thousands)

	June 30 2002	December 31 2001
ASSETS
Cash and due from banks	$ 16,894	$ 19,096
Federal funds sold	5,520	21,182
Investment securities
Trading investments - stated at market	--	--
Held to maturity - amortized cost - fair value of $2,570 at June 30, 2002 and $2,684 at December 31, 2001.	2,503	--
Available-for-sale, stated at market	140,222	133,536
Loans (excluding unearned income of $1,645 at June 30, 2002 and $1,738 at December 31, 2001)	445,684	439,992
Less: Allowance for loan losses	5,179	4,983
Net Loans	440,505	435,009
Premises and equipment, net	18,050	17,908
Goodwill	12,406	12,393
Other Intangible Assets	888	896
Other real estate	3,021	3,164
Other assets	17,527	18,270

TOTAL ASSETS	$ 657,536	$ 664,069
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits	$ 499,567	$ 504,450
Securities sold under agreements to repurchase	19,154	18,256
Federal funds purchased & other short-term borrowings	1,400	--
Long term debt	79,416	67,733
Notes payable of Employee Stock Ownership Plan	--	--
Other liabilities	5,446	4,424

TOTAL LIABILITIES	$ 604,983	$ 594,863

Stockholders' Equity
Common stock, No par value - 10,000,000 authorized; 3,717,593 issued and outstanding at June 30, 2002 and 3,717,593 issued and outstanding at December 31, 2001.	3,718	3,718
Surplus	15,300	15,298
Retained earnings	32,751	31,151
Obligation of Employee Stock Ownership Plan	--	--
Accumulated other comprehensive income	1,810	563
Total Common Stock and Retained Earnings	53,579	50,730
Less: 46,859 treasury shares, at cost at June 30, 2002 and 46,368 shares at cost at December 31, 2001.	(1,026)	(921)
TOTAL STOCKHOLDERS' EQUITY	$ 52,553	$ 49,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 657,536	$ 644,672
	==========	==========

See accompanying notes to consolidated financial statements.

PROFORMA WITH MUNFORD UNION IN ALL PERIODS PRESENTED
FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
INTEREST INCOME
Interest and fees on loans	$ 8,627	$ 9,811	$ 17,393	$ 19,294
Interest on investment securities:
Taxable	1,375	1,478	2,703	3,048
Tax-exempt	405	358	796	721
Other interest income - Federal funds sold	73	138	168	282
Other interest income - Checking	15	19	18	39
Lease financing income	--	--	--	--
Total Interest Income	10,495	11,804	21,078	23,384

INTEREST EXPENSE
Interest on deposits	2,838	4,726	5,867	9,640
Other interest expense	1,027	1,208	2,170	2,425
Total Interest Expense	3,865	5,934	8,037	12,065
Net Interest Income	6,630	5,870	13,041	11,319
Provision for Loan Losses	393	232	746	806
Net Interest Income after Provision	6,237	5,638	12,295	10,513

OTHER INCOME
Securities gains (losses)	2	75	101	94
Other income	1,864	1,901	3,681	3,611
Total Other Income	1,866	1,976	3,782	3,705

Other expenses	5,263	5,037	10,352	9,876
Net income before income taxes	2,840	2,577	5,725	4,342
Taxes	922	825	1,819	1,302
Net income	$ 1,918	$ 1,752	$ 3,906	$ 3,040
	=====	=====	=====	=====
Earnings per share	$ 0.52	$ 0.47	$ 1.06	$ 0.82
Weighted average number of shares outstanding	3,671,727	3,711,520	3,671,727	3,711,520

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED, STATED IN THOUSANDS)

	Six Months Ended June 30,
	2002	2001	2000
OPERATING ACTIVITIES
Net cash provided by operating activities	$ 6,741	$ 1,659	$ 3,508

INVESTING ACTIVITIES
Proceeds of maturities of held to
maturity securities	112	12,054	1,242
Purchase of held to maturity securities	--	--	--
Proceeds from maturities of available
for sale securities	29,017	51,339	1,827
Proceeds from sales of available for
sale securities	8,600	5,500	--
Purchase of available for sale securities	(44,303)	(61,782)	(4,225)
Increase in loans - net	(6,242)	(30,300)	(12,389)
Payment for purchase of Bank of Troy - net of cash acquired	(10,283)	--	--
Purchase of premises and equipment	504	676	(1,676)
Net Cash provided by investing activities	(22,595)	(22,513)	(15,221)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and
Savings Accounts	(859)	7,370	(2,429)
Increase (Decrease) in Time Accounts	(4,024)	18,189	1,116
Increase (Decrease) in Long term Debt	11,683	8,825	12,835
Treasury Stock Transactions	(103)	(178)	181
Proceeds from Sale of Common Stock	--	--	278
Cash Dividends Paid	(1,910)	(1,857)	(1,697)
Net Increase (Decrease) in Short Term
Borrowings	2,298	(6,000)	345
Net Cash provided (used) by
Financing Activities	7,085	26,349	10,629

Increase (Decrease) in Cash and
Cash Equivalents	(8,769)	5,495	(1,084)

Cash and Cash Equivalents at beginning
of year	31,183	23,927	17,410
Cash and Cash Equivalents at end of year	22,414	29,422	16,326

Cash Payments made for interest and income taxes during the years presented are as follows:

	2002	2001	2000
Interest	7,277	10,714	8,905
Income Taxes	1,317	533	2,448

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
JUNE 30, 2002

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2002, the consolidated statements of income for the three month period ended June 30, 2002, 2001 and 2000, and the consolidated statement of cash flows for the three month periods then ended have been prepared by the company without an audit. The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

FASBs 114 and 118 were implemented during first quarter of '95. FASB 114 and 118 require companies to set aside reserves for impaired loans.

The following data reflects impaired and probable loss loan totals:

Balance
Amount of recorded balance with a related allowance	$ 321
Amount of recorded balance with no related allowance	1,432
Impaired loan balance or recorded balance	$ 1,753
=======

Interest income recognized on impaired loans has been applied on a cash basis. Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations. Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

NOTE 5 -  DERIVATIVES

FASBs 133, 137 and 138 - FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires derivatives to be reported as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FASBs 137 and 138 amended FASB 133. First Citizens National Bank used the derivative as a cash flow to hedge the "Benchmark Interest Rate." First Citizens designated a Federal Home Loan Bank Variable Libor Borrowing to be hedged and effectively locked in a fixed cost on the liability.

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

The cash flow hedge has produced a positive income, but because First Citizens swapped a fixed cash flow for a variable cash flow and rates later declined, the value of the derivative has decreased $72 net of tax for the current period. Other comprehensive income reflects the fair market value of the derivative at ($289) gross and ($191) net of tax.

NOTE 6 - FASBs 141 and 142

FASB 141 - This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16. This FASB eliminates pooling of interests. Purchase accounting was be used after June 30, 2001.

On June 1, 2002, Bancshares purchased Munford Union Bank, a state chartered bank established in 1925, total assets $115 million. Munford Union main bank location address is 1426 Munford Avenue, Munford, TN. 38058. The bank has five offices (including the main office) and serves the counties of Tipton and Shelby. Purchase accounting method was used for the acquisition. Results of Operations for Munford Union include only one month of operations for the period ending June 30, 2002.

Total acquisition price was $19.3 million funded partially through a dividend paid by First Citizens National Bank (The Bank) to First Citizens Bancshares, Inc. (The Company). Balance of the funding was a result of debt issued through Trust Preferred Debt and a line of credit. Bancshares stock was not issued for the purchase. Dollar cost of purchased research and development assets as well as pre-acquisition contingencies was $0 and dollar amount written off was not applicable.

All assets and liabilities were valued to current fair market value. Goodwill included in the acquisition totaled $8.8 million and will only be amortized if impairment occurs as directed by FASB 142. Core deposit intangible accumulated to $845 thousand will be amortized over a 20 year period using straightly line method. Goodwill on the books of Bancshares will not be tax deductible if impairment according to FASB 142 occurs.

The following condensed balance sheet shows the values assigned to each balance sheet item:

	Old Value	Adjustment	New Value
Cash and Due from	$ 3,855	$ --	$ 3,855
Fed Funds Sold	5,295	--	5,295
Investments	31,860	17	31,877
Net Loans	68,542	1,456	69,998
Premises & Equipment	3,535	(198)	3,337
Goodwill	--	8,808	8,808
Core deposit Intangible	--	845	845
Other Assets	2,012	--	2,012
Total Assets	$ 115,099	$ 10,928	$ 26,027

Deposits	$ 99,723	$ 1,219	$ 100,942
Other Liabilities	5,741	21	5,762
Capital	9,635	9,688	19,323
Total Liabilities & Capital	$ 115,099	$ 10,928	$ 126,027
	=======	=======	=======

Debt issued to fund the purchase of Munford will be repaid from accumulated earnings of Munford Union with First Citizens (The Bank) subsidizing a small fraction of the debt for the first two years.

FASB 142 - This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17. Goodwill and some intangible assets will no longer be amortized. FASB 142 adopts a more aggregate view of goodwill and bases the accounting on combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).

Tests performed first quarter 2002 to establish a goodwill benchmark resulted in an impairment of zero. As a result of the test First Citizens, effective January 2002 discontinued the practice of amortizing goodwill of $25,000 per month. Thereafter, impairment tests will be implemented annually unless an event or circumstance triggers a possible impairment loss. Total goodwill as of the reportable date is $12.4 million or 1.88% of total assets and 23.60% of total capital.

The amortization expense of the other identifiable intangibles for the quarter was $9.

NOTE 7 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved line of credit with First Tennessee Bank in the amount of $13 million at a variable rate of interest of 100 basis points below First Tennessee's base rate renewable every two years. The line is secured with $17 million of Bancshares stock. Advances made under terms and conditions of the line will be used for the acquisition of Munford Union Bank and other holding company strategies. Interest on the outstanding balance will be payable quarterly at a variable rate per annum. As of June 30, 2002, Bancshares, Inc. had $9.3 million outstanding balance extended on the line.

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

Bancshare's obligation under the debentures and related documents, constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Preferred Securities. Although the debentures are treated as debt of the Company, they are treated as Tier I capital subject to a limitation that the securities included as Tier I capital not exceed 25% of the total Tier I capital. The securities are callable by the Company after 5 years. These funds are a partial source for the acquisition of Munford Union Bank, along with our line of credit and capital infusion from First Citizens National Bank (the Bank).

The ability of First Citizens to service its long term debt obligation is dependent upon the future profitability of its banking subsidiaries and their ability to pay dividends to the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "company") headquartered in Dyersburg, TN., is the bank holding company for First Citizens National Bank ("the Bank"), The Munford Union Bank, First Citizens Capital Assets, and First Citizens (TN) Statutory Trust II. First Citizens National Bank and The Munford Union Bank are diversified financial service institutions, which provides banking and other financial services to its customers. The bank operates 4 wholly owned subsidiaries: Financial Plus, Inc., Delta Finance, Inc., Nevada Investments I, Inc., and Nevada Investments II, Inc. The bank also owns 50% of White and Associates / First Citizens Insurance LLC and First Citizens/White and Associates Insurance Company, Inc. These subsidiary activities consist of: brokerage, personal finance, investments, insurance related products and credit insurance.

FORWARD-LOOKING STATEMENTS

Quarterly reports on Form 10-Q, including all documents incorporated by reference, may contain forward-looking statements. Additional written or oral forward-looking statements may be made from time to time in other filings with the Securities Exchange Commission. The discussion of changes in operations may contain words that indicate the company's future plans, goals, and estimates of assets, liabilities or income. Forward-looking statements will express the company's position as of the date the statement is made. These statements are primarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control. When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "intend," "is likely," "going forward," and other expressions are intended to identify forward-looking statements. The statements are within the meaning and intent of section 27A of the Securities Exchange Act of 1934. Such statements may include, but not limited to projections of income or loss, expenses, acquisitions, plans for the future and others.

RESULTS OF OPERATIONS

First Citizens Bancshares recorded net income for the quarter ended June 30, 2002 of $1.743 million, a 13.85 percent increase compared to last year's quarterly earnings of $1.531 million. Earnings per share grew 14.63% to $.47 from $.41 in the same period last year. An aggressive buy back program approved by the Board of Directors for Bancshares Stock in the amount of $1 million per year over a 4 year period resulted in Bancshares' purchasing an accumulated total at quarter end of 46,859 shares. The quarterly return on average assets was 1.20% for 2002 compared to 1.17 % for the same period in 2001. The quarterly return on equity increased to 13.81% for the current year from 12.79% last year. Return on average equity second quarter 2002, includes only one month of earnings from The Munford Union Bank. Third quarter 2002 will include a full three months earnings. Net interest income increased $1 million or 20.86%, from the second quarter of 2001 to the second quarter of 2002. Federal funds rate dropped from 6.50% to 1.75% since September 2000, resulting in a material reduction in cost of funds. The Company's interest margin benefits in a declining rate environment as compared to a rising rate environment.

The loan loss provision increased $161 thousand or 69.39% when compared to the same quarter of last year. Additional write downs, charge-offs, and the declining economy contributed to the increase in the provision for 2002. An incremental adjustment of $52 thousand to bad debt expense accruals was made for the current reportable period.

Non-interest income decreased $38 thousand, or (2.16%) over the prior year's second quarter. In the current quarter of 2002, fee income (non-interest income) contributed 15.61% to total revenue compared to 14.93% for the same period last year. Overdraft fees and brokerage fees caused the negative 2.16% variance. The Munford Union Bank's non-interest income contribution for the reportable quarter was $71 thousand. Bond profits ($2 thousand) were taken the second quarter of 2002 compared to $75 thousand for 2001. First Citizens National Bank sold its credit card portfolio for a profit of $191 thousand second quarter of 2002. As a result of the sale (1) a reduction in average income received from interest and fees per month is estimated at $21 thousand and (2) credit card charge-offs and other operating expenses will be reduced as well. The following table compares non-interest income for second quarter of 2002, 2001, and 2000:

Non-Interest Income
(in thousands)
June 30,
	2002	% of Change	2001	% of Change	2000
Service Charges on Deposit Accounts	$ 813	(5.24%)	$ 858	30.40%	$ 658
Trust Income	165	(0.60%)	166	(7.26%)	179
Other Income	744	1.09%	736	14.64%	642
TOTAL	$ 1,722	12.36%	$ 1,760	0.13%	$ 1,479

Non-interest expense increased $489 thousand, or 11.51%, over second quarter of 2001. The pro-forma (includes Munford in all periods presented) income statement reflects a 5.22% increase in non-interest expense. Salary and benefits have increased with the addition of full time salaries, incentive accruals, health insurance associated with the opening of the Martin branch and purchase of Munford Union Bank ($132 thousand). Tight budget controls and incentives have stabilized the growth of controllable core expenses. First Citizens National Bank recorded a $100 thousand DDA charge off during the quarter, which was recovered in third quarter 2002. First Citizens Bancshares expensed $30 thousand acquisition cost (Munford Union Bank) during second quarter. Management's commitment to continued improvement in the efficiency ratio is reflected in a ratio of 60.56% at 6/30/02 compared to 62.71% at 6/30/01. The YTD efficiency ratio is 59.87%. Expense other real estate is $55 thousand above quarter end balance at 2001 due to write-downs. The other real estate asset is $3,021,000 as of June 2002 versus $1,216,000 for June 2001. The 2002 ORE balance includes $1.2 million acquired in the Munford Bank acquisition. Impaired Goodwill expense is $0 for the current reportable period compared to $153,000 for 2001. FASB 142 altered the analysis of goodwill for years going forward beginning with year 2002.

The following table compares non-interest expense for the second quarter of 2002, 2001, and 2000:

Non-Interest Expense
(in thousands)
June 30,
	2002	% of Change	2001	% of Change	2000
Salaries and Employee Benefits	$ 2,553	14.69%	$ 2,226	(0.20%)	$ 2,231
Net Occupancy	787	5.92%	743	3.34%	719
Other	1,397	9.23%	1,279	27.52%	1,003
TOTAL NON-INTEREST EXPENSE	$ 4,737	11.51%	$ 4,248	7.46%	$ 3,953

The following quarterly average balances, interest, and average rates are presented in the following table:

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
MONTHLY AVERAGE BALANCES AND INTERST RATES
(STATED IN THOUSANDS)
JUNE 30,

	2002 Average			2001 Average			2000 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 390,894	$ 7,751	7.93%	$ 361,723	$ 8,497	9.39%	$ 328,974	$ 7,819	9.50%
Investment Securities:
Taxable	98,624	1,211	4.91%	83,316	1,232	5.91%	85,635	1,409	6.58%
Tax Exempt (4)	25,700	420	6.53%	13,290	251	7.55%	14,059	270	7.68%
Interest Earning Deposits	3,743	15	1.60%	1,301	19	5.84%	1,656	19	4.58%
Federal Funds Sold	8,929	53	2.37%	8,054	108	5.36%	0	0	0.00%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 527,890	$ 9,450	7.16%	$ 471,529	$10,107	8.57%	$ 430,324	$ 9,517	8.84%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	14,486	0	0.00%	19,347	0	0.00%	14,869	0	0.00%
Bank Premises and Equipment	15,819	0	0.00%	13,767	0	0.00%	14,223	0	0.00%
Other Assets	18,344	0	0.00%	17,160	0	0.00%	19,745	0	0.00%
TOTAL ASSETS	$ 576,539	0	0.00%	$ 521,803	0	0.00%	$ 479,161	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	143,999	511	1.41%	126,618	945	2.98%	116,126	886	3.05%
Time Deposits	244,803	1,913	3.12%	223,555	3,160	5.65%	210,730	2,952	5.60%
Federal Funds Purchased and Other Interest Bearing Liabilities	89,492	927	4.14%	83,412	989	4.74%	63,334	804	5.07%
TOTAL INTEREST BEARING LIABILTIES	478,294	3,351	2.80%	435,585	5,094	4.69%	390,190	4,642	4.75%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	47,032	0	0.00%	39,112	0	0.00%	40,771	0	0.00%
Other Liabilities	732	0	0.00%	1,250	0	0.00%	2,994	0	0.00%
TOTAL LIABILITIES	526,058	0	0.00%	473,947	0	0.00%	433,955	0	0.00%

SHAREHOLDERS' EQUITY	50,481	0	0.00%	47,856	0	0.00%	45,206	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 576,539	0	0.00%	$ 521,803	0	0.00%	$ 479,161	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
NET INTEREST INCOME	--	6,099	--	--	5,013	--	--	4,875	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	4.62%	--	--	4.25%	--	--	4.53%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

June 30
(In Thousands)
	2002	2001	2000	1999	1998
Real Estate Loans:
Construction	$ 52,363	$ 34,018	$ 34,501	$ 31,072	$ 23,461
Mortgage	278,222	220,007	199,651	181,101	157,373
Commercial, Financial and
Agricultural Loans	68,318	69,646	62,776	68,735	56,166
Installment loans to individuals	42,455	43,689	37,758	38,387	31,421
Other Loans	4,326	3,216	2,879	2,753	2,524
TOTAL LOANS	$ 445,684	$ 370,576	$ 337,565	$ 322,048	$ 270,945

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

Non-Performing Loans
June 30
(in thousands)
Year	Non-Accrual	90 Days Past Due Accruing Interest	Total
2002	$ 1,497	$ 521	$ 2,018
2001	$ 2,203	$ 498	$ 2,701
2000	$ 985	$ 2,015	$ 3,000
1999	$ 662	$ 255	$ 917
1998	$ 316	$ 331	$ 647

First Citizens National Bank
Loan Loss Experience and Reserve for Loan Losses
(in thousands)
Quarter ending June 30,

	2002	2001	2000	1999	1998
Average Net Loans Outstanding	$ 390,894	$ 361,723	$ 328,974	$ 310,911	$ 265,028
Balance of Reserve for Loan Losses at
Beginning of Period	$ 4,144	$ 3,919	$ 3,762	$ 3,940	$ 3,197
Loan Charge-Offs	(448)	(474)	(141)	(158)	(146)
Recovery of Loans Previously Charged Off	107	209	83	38	79
Net Loans Charged Off	(341)	(265)	(58)	(120)	(67)
Additions to Reserve Charged to Operating Expense	393	232	194	196	308
Changes incident to Mergers	983	0	0	0	0
Balance at End of Period	$ 5,179	$ 3,886	$ 3,898	$ 3,822	$ 3,438

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.08%)	(.07%)	(.01%)	(.03%)	.02%

The following table will identify charge-offs by category for the period ending June 30, 2002, 2001 and 2000.

CHARGE-OFFS:	2002	2001	2000
Domestic:
Commercial, Financial and Agricultural	$ 11	$ 113	$ 57
Real Estate - Construction	0	0	0
Real Estate - Mortgage	208	148	13
Installment Loans to individuals	195	177	51
Lease financing	0	0	0
Credit cards	34	36	20
Foreign	N/A	N/A	N/A
Total	($ 448)	($ 474 )	($ 141)
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 30	$ 130	$ 10
Real Estate - Construction	0	0	0
Real Estate - Mortgage	4	15	27
Installment Loans to individuals	67	56	44
Lease financing	0	0	0
Credit cards	6	8	2
Foreign	N/A	N/A	N/A
Total	$ 107	$ 209	$ 83
Net Charge-offs	($ 341)	($ 265)	($ 58)

LOANS:

Core loan growth (excluding acquisitions) increased $6 million or 1.36% when comparing June 2002 to December 2001. Reduced volume is attributable to a slowing economy and unemployment rate in Dyer County of 9%. Unemployment rates in other counties served by First Citizens range from 3.6% (Obion) to 8.0% (Lauderdale). Slower loan growth has resulted in an increase in total investments made to the bank's investment portfolio. Loan fees increased $186,000 or 40% when compared to prior years total was a result of a buy down in interest rate on large commercial credits. Net loan demand is anticipated to remain flat for the remainder of 2002.

AGRICULTURAL LOANS:

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $79 million in revenue on an annual basis. Past due credits in this category are slightly over one percent of total loans.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES:

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income, was listed at 1.13% in the March 31 Call Report to the Federal Reserve. A recap of activity posted to the Reserve account in third quarter resulted in the following transactions: (1) loans charged-off ($341,000) (2) recovery of loans previously charged off - $107,000 and (3) additions to reserve $393,000. The provision for loan losses increased $1.3 million when compared to the same time period in 2001. The increase was necessary to cover write downs on certain problem credits, cover shortfalls in the sale of other real estate and provide the allocations necessary to cover loan growth.

The ratio of net charged off loans during the quarter to average net loans outstanding was .08% compared to .07% for the same quarter of 2001. A review of non- performing loans indicates a decrease of total non-performing loans from $2.7 million in 2001 to $2 million in 2002. The decrease is mainly attributed to loans charged off as well as transfer of properties to Other Real Estate. An increase in the local unemployment rate discussed previously in the loan section was a result of the closing of a local textile manufacturer in July, 2001 and layoffs by other local manufacturing companies dealing with reduced demand for their products. The total impact of the closing and layoffs is mitigated to a degree by the opening of two small plants within the County. First Citizens has no concentrations of credit of 10 percent or more of total loans in any single industry. There are no material reportable contingencies as of this report date.

LIQUIDITY:

Liquidity is managed to ensure ample funding of loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 82% of the funding for both the current and prior years. Borrowed funds from the FHLB amounted to 11% ($66 million) of the total funding for year 2002 and 11% ($54 million) for 2001. The FHLB line of credit is $117 million with $51 million remaining to service future draws. First Citizens National Bank has $5 million of brokered CD's comprising 1% of total deposits.

The bank's liquidity position improved since year-end 2001, a result of below average loan demand and minimal deposit growth. Growth in deposits is occurring at both First Citizens National Bank and Munford Union Bank, but at levels below that accomplished in 2001. This situation reinforces the idea that consumers are in a pattern of a flight to quality by investing in deposits insured by FDIC, with the primary shift occurring in 2001. A major attraction of deposit customers has been the Wall Street Checking account. This is an unlimited transaction account that earns a rate of interest tied to the 90 day Treasury Bill Rate. Over the past three years, balances in this account have accrued to levels in excess of $46 million.

The bank's position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others. First Citizens National Bank has lines of credit with the FHLB and correspondent banks in excess of $140 million. The Company has a $13 million line of credit established for acquisitions and other holding company needs (see note 7). As of the current reportable period, $3.6 million of this line remains available for future liquidity needs.

The company has in place a Board approved crisis contingency liquidity plan at the bank and holding company level to defend against any material deterioration in our liquidity position.

INVESTMENT SECURITIES:

First Citizens had over one half of the bond portfolio called in the year 2001. Investments called were Callable U.S. Agencies. The called amounts were reinvested mainly into mortgage backed agencies (very defined traunches and predictable characteristics) with an average life of less than 5 years. The called agency volumes materially improved the bank's liquidity position for 2001. While year of 2002 reflects an above average year in maturities and calls, volumes are significantly lower than 2001. The flow of funds as reflected on the cash flow statement reveals $51 million maturities or calls in 2001 compared to $44 million in 2002. Economic conditions negatively impacted loan growth thereby creating a shift of available funds into the portfolio. Pledged investments amount to $95 million as of the current reportable period compared to $76 million at June 30, 2001. Peer data indicates portfolio yields are slightly less than the average peer bank, which is due to investment portfolio changes (called bonds) that took place in 2001. The bank's goal is to steadily improve investment portfolio yields without taking on material risk.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	Composition of Investment Securities
	June 30 (In thousands)
	2001	2000	1999	1998	1997
U.S. Treasury & Government Agencies	$ 93,479	$ 74,665	$ 82,103	$ 88,321	$ 73,311
State & Political Subdivisions	37,858	13,770	14,402	13,606	12,078
All Others	11,388	7,568	3,788	3,160	2,676
TOTALS	$ 142,725	$ 96,003	$ 100,293	$ 105,087	$ 88,065
	=======	======	=======	=======	======

First Citizens National Bank does not engage in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

Investment Securities
June 30, 2002
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 0	$ 0
U.S. Government agency and corporation obligations	1,000	1,021	90,609	92,479

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,503	1,549	35,042	36,355
U.S. Securities:
Debt Securities	0	0	5,250	5,433
Equity Securities (including Federal Reserve stock)	0	0	5,999	5,955
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 2,503	$ 2,570	$ 136,900	$ 140,222

CAPITAL RESOURCES

Total capital on June 30, 2002 was $52.2 million, up 5.51% from $49.8 million on December 31, 2001. The increase in capital was from undistributed net income, and favorable market value moves in the bond portfolio. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk based capital ratio reflects continuous improvement when reviewing prior years. The June 2002 ratio reflects the investment of $5 million in available capital into the Munford Union acquisition (purchase accounting with no stock issuance). This deployment of excess capital into revenue producing assets is in keeping with strategic planning goals established to enhance future earnings of the company. Risk based capital ratio as of June 30, 2002 was 10.58%, significantly in excess of the 8% mandated by Regulatory Authorities, while 2001's figure was 13.60%. The Company's Tier I ratio as of the current period was 7.54%. Capital as a percentage of total assets for the quarter ending June 30 is presented in the following table for the years indicated (excluding loan loss reserves):

2002	2001	2000	1999	1998
7.99%	9.25%	9.33%	9.26%	9.37%

The dividend payout ratio is 54.73% for the current period versus 60.01% for the prior year. It is anticipated that the dividend payout will remain approximately 54% for the remainder of 2002. The quarterly dividend per share is $.26 for 2002 compared to $.25 for 2001. The quarterly dividend yield is 4.16%, well in excess of peer bank average (Southeast Bank Group)of 2.77%. Bancshares has purchased 4,491 share of Bancshares stock in the open market since December 31, 2001. The goal is to purchase $1 million per year for the next four years.

The table below presents for First Citizens Bancshares, Inc. certain operating ratios as of June 30: (quarterly)

	2002	2001	2000	1999
Percentage of Net Income to:
Average Total Assets	1.20%	1.17%	1.14%	1.24%
Average Shareholders' Equity	13.81%	12.79%	12.10%	13.83%
Percentage of Dividends Declared Per
Common Share to Net Income	54.73%	60.01%	61.98%	45.90%
* Percentage of Average Shareholders'
Equity to Average Total Assets	9.53%	9.90%	10.24%	10.21%

* Represents primary capital - including reserve for loan losses account

RECENTLY ISSUED ACCOUNTING STANDARDS

The discussion on business combinations (FASB 141) and accounting for goodwill (FASB 142) will have an impact on the company's financials. Purchase accounting has been applied on the Munford Union acquisition and will be applied for future acquisitions. First Citizens calculated the fair value of its' one unit and compared that to the unit's book value. FASB 142 adopts a more aggregate view for goodwill and bases the accounting on the units of the combined entity into which an acquired entity is integrated (reporting units per FASB 131). If the book value is determined to be below the fair value assessment, there is no impairment loss. But, if the fair value is below book, this means that goodwill has been impaired, and a write down is required. Pooling of interest method was eliminated June 30, 2001. As of June 30, 2002, there was no impairment; therefore, no amortization expense was required. The bank adopted FASB 142 on January 1, 2002 and the benchmark was applied. The amount of amortization eliminated in 2002 was $25 thousand per month. No impairment write-downs are anticipated in the year of 2002.

PART I - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk. The asset liability committee tries to maintain stability in the net interest margin under various interest rate cycles. First Citizens has materially improved its interest rate risk exposure since year-end 2000. Strategic actions implemented are as follows: (1) increased long term FHLB Borrowings by $11 million; (2) purchased variable rate investments; (3) enticed existing deposit customers to extend maturities past 1 year; and (4) reduced overnight borrowings exposure.

First Citizens swapped a $1,500,000 fixed investment cash flow for a variable cash flow stream that is tied to the 90 day libor rate on June 2000. The new variable investment cash flow is matched with a variable borrowing, thereby producing a positive ongoing spread of 250 basis points with no interest rate risk. This transaction was implemented to increase earnings and reduce interest rate risk. The cash flow hedge has produced a positive income, but because the bank swapped a fixed cash flow for a variable cash flow and rates have declined the value of the derivative has decrease since inception. The volume and risk associated with this derivative is well within the Funds Management Policy of the bank. There have been no material changes since year-end 2001 applicable to this transaction.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Item 5. Other Information - Certification Under Sarbanes-Oxley Act

Our chief executive officer and chief financial officer furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: August 14, 2002                                        /s/  KATIE WINCHESTER
                                                                          PRESIDENT, CEO & VICE CHAIRMAN
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)

Date: August 14, 2002                                           /s/    JEFF AGEE
                                                                          EXECUTIVE VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)