Form 10-Q
period 2002-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2002-11-15
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

________________________

Of the registrant's only class of common stock (no par value) there were 3,662,940 shares outstanding as of September 30, 2002 (Net of Treasury Stock).

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
DYERSBURG, TENNESSEE
INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Stated in Thousands)

	September 30 2002	December 31 2001
	(unaudited)
ASSETS
Cash and due from banks	$ 19,168	$ 15,296
Federal funds sold	15,826	15,887
Investment securities
Trading investments - stated at market	--	--
Held to maturity - amortized cost - fair value of $2,567 at September 30, 2002 and $2,684 at December 31, 2001.	2,502	2,615
Available-for-sale, stated at market	141,939	101,659
Loans (excluding unearned income of $1,539 at September 30, 2002 and $1,738 at December 31, 2001)	453,428	369,026
Less: Allowance for loan losses	5,435	4,015
Net Loans	447,993	365,011
Premises and equipment, net	17,847	14,571
Goodwill	12,545	3,585
Other Intangible Assets	866	51
Other real estate	2,289	1,730
Other assets	18,326	17,586

TOTAL ASSETS	$ 679,301	$ 537,991
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits	$ 506,472	$ 403,508
Securities sold under agreements to repurchase	18,578	17,827
Federal funds purchased & other short-term borrowings	10,300	--
Long term debt	83,894	63,075
Notes payable of Employee Stock Ownership Plan	--	--
Other liabilities	6,137	3,772

TOTAL LIABILITIES	$ 625,381	$ 488,182

Stockholders' Equity
Common stock, No par value - 10,000,000 authorized; 3,717,593 issued and outstanding at September 30, 2002 and 3,717,593 issued and outstanding at December 31, 2001.	3,718	3,718
Surplus	15,300	15,298
Retained earnings	33,930	31,151
Obligation of Employee Stock Ownership Plan	--	--
Accumulated other comprehensive income	2,198	563
Total Common Stock and Retained Earnings	55,146	50,730
Less: 54,653 treasury shares, at cost at September 30, 2002 and 46,368 shares at cost at December 31, 2001.	(1,226)	(921)
TOTAL STOCKHOLDERS' EQUITY	$ 53,920	$ 49,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 679,301	$ 537,991
	==========	==========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(STATED IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Balance January 1	$ 52,553	$ 48,823	$ 49,809	$ 46,889
Net Income	2,129	1,517	5,639	4,114
Other comprehensive income:
Changes in Available for Sale Investments	528	714	1,779	1,638
Changes in Derivatives	(140)	(82)	(143)	(212)
Comprehensive Income	2,517	2,149	7,275	5,540

Cash dividend declared	(953)	(926)	(2,862)	(2,783)
Common stock issued	--	--	--	--
Common stock repurchased	(197)	(282)	(302)	(458)
Employee stock obligation	--	100	--	676

Balance Ending Period	$ 53,920	$ 49,864	$ 53,920	$ 49,864
	=====	=====	=====	=====

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
INTEREST INCOME
Interest and fees on loans	$ 8,757	$ 8,506	$ 23,960	$ 25,172
Interest on investment securities:
Taxable	1,281	1,197	3,574	3,753
Tax-exempt	438	169	914	506
Other interest income - Federal funds sold	49	84	167	306
Other interest income - Checking	4	11	22	50
Lease financing income	--	--	--	--
Total Interest Income	10,529	9,967	28,637	29,787

INTEREST EXPENSE
Interest on deposits	2,791	3,787	7,623	12,185
Other interest expense	1,279	1,022	3,130	3,009
Total Interest Expense	4,070	4,809	10,753	15,194
Net Interest Income	6,459	5,158	17,884	14,593
Provision for Loan Losses	404	335	1,150	1,141
Net Interest Income after Provision	6,055	4,823	16,734	13,452

OTHER INCOME
Securities gains (losses)	--	--	128	94
Other income	1,848	1,543	5,142	4,722
Total Other Income	1,848	1,543	5,270	4,816

Other expenses	4,879	4,230	13,916	12,528
Net income before income taxes	3,024	2,136	8,088	5,740
Taxes	895	619	2,449	1,626
Net income	$ 2,129	$ 1,517	$ 5,639	$ 4,114
	=====	=====	=====	=====
Earnings per share	$ 0.58	$ 0.41	$ 1.54	$ 1.11
Weighted average number of shares outstanding	3,665,664	3,701,163	3,669,800	3,707,187

See accompanying notes to consolidated financial statements.

PROFORMA WITH MUNFORD UNION IN ALL PERIODS PRESENTED
FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Stated in Thousands)

	September 30 2002	Adjusted December 31 2001
ASSETS
Cash and due from banks	$ 19,168	$ 19,151
Federal funds sold	15,826	16,182
Investment securities
Trading investments - stated at market	--	--
Held to maturity - amortized cost - fair value of $2,567 at September 30, 2002 and $2,684 at December 31, 2001.	2,502	2,615
Available-for-sale, stated at market	141,939	133,536
Loans (excluding unearned income of $1,539 at September 30, 2002 and $1,645 at December 31, 2001)	453,428	439,992
Less: Allowance for loan losses	5,435	4,983
Net Loans	447,993	435,009
Premises and equipment, net	17,847	17,908
Goodwill	12,545	12,393
Other Intangible Assets	866	896
Other real estate	2,289	3,164
Other assets	18,326	18,238

TOTAL ASSETS	$ 679,301	$ 659,092
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits	$ 506,472	$ 504,450
Securities sold under agreements to repurchase	18,578	18,256
Federal funds purchased & other short-term borrowings	10,300	--
Long term debt	83,894	67,733
Notes payable of Employee Stock Ownership Plan	--	--
Other liabilities	6,137	18,844

TOTAL LIABILITIES	$ 625,381	$ 609,283

Stockholders' Equity
Common stock, No par value - 10,000,000 authorized; 3,717,593 issued and outstanding at September 30, 2002 and 3,717,593 issued and outstanding at December 31, 2001.	3,718	3,718
Surplus	15,300	15,298
Retained earnings	33,930	31,151
Obligation of Employee Stock Ownership Plan	--	--
Accumulated other comprehensive income	2,198	563
Total Common Stock and Retained Earnings	55,146	50,730
Less: 54,653 treasury shares, at cost at September 30, 2002 and 42,368 shares at cost at December 31, 2001.	(1,226)	(921)
TOTAL STOCKHOLDERS' EQUITY	$ 53,920	$ 49,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 679,301	$ 659,092
	==========	==========

See accompanying notes to consolidated financial statements.

PROFORMA WITH MUNFORD UNION IN ALL PERIODS PRESENTED
FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Nine Months Ended September 30,
	2002	2001
INTEREST INCOME
Interest and fees on loans	$ 26,259	$ 29,310
Interest on investment securities:
Taxable	3,948	4,426
Tax-exempt	1,270	1,147
Other interest income - Federal funds sold	223	407
Other interest income - Checking	22	50
Lease financing income	--	--
Total Interest Income	31,722	35,340

INTEREST EXPENSE
Interest on deposits	8,668	14,066
Other interest expense	3,243	3,212
Total Interest Expense	11,911	17,278
Net Interest Income	19,812	18,063
Provision for Loan Losses	1,230	1,285
Net Interest Income after Provision	18,582	16,778

OTHER INCOME
Securities gains (losses)	128	94
Other income	5,142	5,539
Total Other Income	5,724	5,633

Other expenses	15,190	14,821
Net income before income taxes	9,116	7,590
Taxes	2,793	2,245
Net income	$ 6,323	$ 5,345
	=====	=====
Earnings per share	$ 1.72	$ 1.44
Weighted average number of shares outstanding	3,669,800	3,707,187

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED, STATED IN THOUSANDS)

	Nine Months Ended September 30,
	2002	2001	2000
OPERATING ACTIVITIES
Net cash provided by operating activities	$ 8,924	$ 5,941	$ 3,989

INVESTING ACTIVITIES
Proceeds of maturities of held to
maturity securities	113	13,059	2,603
Purchase of held to maturity securities	--	--	--
Proceeds from maturities of available
for sale securities	46,923	70,708	1,827
Proceeds from sales of available for
sale securities	10,482	5,500	2,714
Purchase of available for sale securities	(64,029)	(82,132)	(5,725)
Increase in loans - net	(12,984)	(32,414)	(16,393)
Payment for purchase of Munford Union Bank - net of cash acquired	(10,283)	--	--
Purchase of premises and equipment	(973)	(1,667)	(1,974)
Net Cash provided by investing activities	(30,751)	(26,946)	(16,948)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and
Savings Accounts	6,267	3,138	(7,560)
Increase (Decrease) in Time Accounts	(4,245)	21,090	1,178
Increase (Decrease) in Long term Debt	16,161	11,736	20,250
Treasury Stock Transactions	(305)	(459)	180
Proceeds from Sale of Common Stock	--	--	278
Cash Dividends Paid	(2,862)	(2,782)	(2,533)
Net Increase (Decrease) in Short Term
Borrowings	10,622	(9,929)	5,394
Net Cash provided (used) by
Financing Activities	25,638	22,794	17,187

Increase (Decrease) in Cash and
Cash Equivalents	3,811	1,789	4,228

Cash and Cash Equivalents at beginning
of year	31,183	23,927	17,410
Cash and Cash Equivalents at end of year	34,994	25,716	21,638

Cash Payments made for interest and income taxes during the years presented are as follows:

	2002	2001	2000
Interest	11,798	15,627	13,995
Income Taxes	2,277	1,284	3,241

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
JUNE 30, 2002

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2002, the consolidated statements of income for the three month period ended September 30, 2002, 2001 and 2000, and the consolidated statement of cash flows for the three month periods then ended have been prepared by the company without an audit.  The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S - X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.  Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

 FASBs 114 and 118 were implemented first quarter of '95. FASB 114 and 118 require companies to set aside reserves for impaired loans.

The following data reflects impaired and probable loss loan totals:

Balance
Amount of recorded balance with a related allowance	$ 425
Amount of recorded balance with no related allowance	980
Impaired loan balance or recorded balance	$ 1,405
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

 The cash flow hedge has produced a positive income, but because First Citizens swapped a fixed cash flow for a variable cash flow and rates later declined, the value of the derivative has decreased $72 net of tax for the current period.  Other comprehensive income reflects the fair market value of the derivative at ($551) gross and ($331) net of tax.

NOTE 6 - FASBs 141 and 142

FASB 141 - This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16. FASB 141 eliminates pooling of interests.  Purchase accounting was placed in affect June 30, 2001.

On June 1, 2002, Bancshares purchased Munford Union Bank, a state chartered bank established in 1925, total assets $115 million.  Munford Union main bank location address is 1426 Munford Avenue, Munford, TN.  38058.  The bank has five offices (including the main office) and serves the counties of Tipton and Shelby.  Purchase accounting method was used for the acquisition.  Results of Operations for Munford Union include only four months of operations for the period ending September 30, 2002.

Total acquisition price was $19.3 million funded partially through a dividend paid by First Citizens National Bank (The Bank) to First Citizens Bancshares, Inc. (The Company).  Balance of the funding was a result of debt issued through Trust Preferred Securities and a line of credit.  Bancshares stock was not issued for the purchase.  Dollar cost of purchased research and development assets as well as pre-acquisition contingencies was $0 and no dollar amount was written off.

All assets and liabilities were restated to current fair market value.  Goodwill included in the acquisition totaled $8.8 million and will only be amortized if impairment occurs as directed by FASB 142.  Core deposit intangible accumulated to $845 thousand and will be amortized over a 10 year period using straight line method. Goodwill on the books of Bancshares will not be tax deductible should impairment occur as defined by FASB 142.

The following condensed balance sheet shows the values assigned to each balance sheet item:

	Old Value	Adjustment	New Value
Cash and Due from	$ 3,855	$ --	$ 3,855
Fed Funds Sold	5,295	--	5,295
Investments	31,860	17	31,877
Net Loans	68,542	1,456	69,998
Premises & Equipment	3,535	(198)	3,337
Goodwill	--	8,808	8,808
Core deposit Intangible	--	845	845
Other Assets	2,012	--	2,012
Total Assets	$ 115,099	$ 10,928	$ 126,027

Deposits	$ 99,723	$ 1,219	$ 100,942
Other Liabilities	5,741	21	5,762
Capital	9,635	9,688	19,323
Total Liabilities & Capital	$ 115,099	$ 10,928	$ 126,027
	=======	=======	=======

Debt issued to fund the purchase of Munford will be repaid from accumulated earnings of Munford Union with First Citizens (The Bank) subsidizing a fraction of the debt for the first two years.  Projections indicate that Munford Union will pay approximately 70-80 percent of the debt amount in the first two years, thereafter paying 100% of the debt beginning year three.

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

Tests performed first quarter 2002 to establish a goodwill benchmark resulted in an impairment of zero. As a result of the test First Citizens, effective January 2002 discontinued the practice of amortizing goodwill of $25,000 per month.    Thereafter, impairment tests will be implemented annually unless an event or circumstance triggers a possible impairment loss.  Total goodwill as of the reportable date is $12 million or 1.84% of total assets and 23.26% of total capital.

The amortization expense of the other identifiable intangibles for the quarter was $31.

NOTE 7 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved line of credit with First Tennessee Bank in the amount of $13 million at a variable rate of interest of 100 basis points below First Tennessee's base rate renewable every two years. The line is secured with $17 million of Bancshares stock. Advances made under terms and conditions of the line will be used for the acquisition of Munford Union Bank and other holding company strategies. Interest on the outstanding balance will be payable quarterly at a variable rate per annum. As of September 30, 2002, Bancshares, Inc. had $9.1 million outstanding balance extended on the line.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "company") headquartered in Dyersburg, TN., is the bank holding company for First Citizens National Bank ("the Bank"), The Munford Union Bank, First Citizens Capital Assets, and First Citizens (TN) Statutory Trust II.  First Citizens National Bank and The Munford Union Bank are diversified financial service institutions, which provides banking and other financial services to its customers. First Citizens National Bank operates 4 wholly owned subsidiaries: Financial Plus, Inc., Delta Finance, Inc., Nevada Investments I, Inc., and Nevada Investments II, Inc. First Citizens also owns 50% of White and Associates / First Citizens Insurance LLC and First Citizens/White and Associates Insurance Company, Inc. These subsidiary activities consist of: brokerage, personal finance, investments, insurance related products and credit insurance.

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

RESULTS OF OPERATIONS

First Citizens Bancshares recorded net income for the quarter ended September 30, 2002 of $2.1 million, a 40.43 percent increase compared to last year's quarterly earnings of $1.5 million. Earnings per share grew 41.46% to $.58 from $.41 in the same period last year. An aggressive buy back program approved by the Board of Directors for Bancshares Stock in the amount of $1 million per year over a 4 year period resulted in Bancshares' purchasing an accumulated total at quarter end of 54,653 shares. The quarterly return on average assets was 1.28% for 2002 compared to 1.14% for the same period in 2001. The quarterly return on equity increased to 16.25% for the current year from 12.29% last year.  Return on average equity third quarter 2002, includes three months of earnings from The Munford Union Bank. The effective tax rate for the current period is 30% compared to 29% for prior quarter.  There are no tax laws being introduced that will have a material impact on our effective tax rate.

 Net interest income increased $1.3 million or 25.22%, when comparing third quarter 2002 to the third quarter 2001.  Federal funds rate dropped from 6.50% to 1.75% since September 2000, resulting in a material reduction in cost of funds. The Company's interest margin benefits in a declining rate environment as compared to a rising rate environment. Bancshares net yield on average earning assets was 4.59% for the current period compared to 4.42% and 4.24% for the same time period in the years 2001 and 2000.  The net yield on average earnings assets at September 30 2002 was 4.59%, three basis points less than the June 30, 2002 net yield.  Secondary Mortgage lending division of First Citizens National Bank produced record income levels as consumers opted to take advantage of low rates provided through refinancing of their existing home mortgage.  Earnings from this division for the previous three quarters of $239,000, $169,000 and $158,000 contributed significantly to record income levels recorded in year 2002.

 The loan loss provision increased $69 thousand or 20.60% when compared to the same quarter of last year. Additional write downs, charge-offs, and the declining economy contributed to the increase in the provision for 2002. There was no incremental adjustment to bad debt expense accruals for the current reportable period.

 Non-interest income increased $305 thousand, or (19.77%) over the prior year's third quarter. In the current quarter of 2002, fee income (non-interest income) contributed 14.93% to total revenue compared to 13.41% for the same period last year. Non-interest income received from Munford Union was $262 thousand or 15.75%.  Excluding incremental income from Munford Union, the company's non-interest income increased only 2.79%.  A slowdown in sales of brokerage services resulting in decreased fee income received from the subsidiary was noted as a contributing factor. Bond profits ($0 thousand) were taken third quarter of 2002 compared to $0 thousand for 2001.  The following table compares non-interest income for the third quarter of 2002, 2001, and 2000:

Non-Interest Income
(in thousands)
September 30,
	2002	% of Change	2001	% of Change	2000
Service Charges on Deposit Accounts	$ 1,001	18.04%	$ 848	20.62%	$ 703
Trust Income	172	(15.27%)	203	(7.40%)	189
Other Income	675	37.20%	492	(9.55%)	544
TOTAL	$ 1,848	19.77%	$ 1,543	19.00%	$ 1,436

Non-interest expense increased $649 thousand, or 15.34%, over third quarter of 2001. The year to date pro-forma income statement(includes Munford in all periods presented) reflects a 2.49% increase in non-interest expense. Salary and benefits increased 10.80% with the addition of full time salaries, incentive accruals and health insurance associated with the opening of the Martin branch and Munford Union Bank. The full time equivalent for the current period was 254 versus 253 the prior quarter (including 42 FTE from Munford Union).  Tight budget controls and incentives have stabilized the growth of controllable core expenses.  First Citizens National Bank recorded a $100 thousand DDA charge-off during second quarter, which was recovered in third quarter 2002.  The Efficiency ratio at quarter end was 57.17% compared to 62.31% for the same quarter in prior year.  Expense other real estate was $109 thousand compared to $69 thousand for second quarter.  The other real estate asset as of September 30, 2002 was $2,289,000, including $779 thousand acquired from Munford Union.  Munford Union ORE decreased in excess of $550 thousand when comparing September 30, 2002 to June 30, 2002.   Impaired Goodwill expense is $0 for the current reportable period compared to $153,000 for 2001.  The core deposit intangible expense for the current reportable quarter was $21,000.  FASB 142 altered the analysis of goodwill for the years 2003 forward.  Year to date advertising, community relations, and other forms of marketing expenses was $258 thousand or 1.85% of total non-interest expense.

 The following table compares non-interest expense for the third quarter of 2002, 2001, and 2000:

Non-Interest Expense
(in thousands)
September 30,
	2002	% of Change	2001	% of Change	2000
Salaries and Employee Benefits	$ 2,847	25.14%	$ 2,275	2.80%	$ 2,213
Net Occupancy	883	20.14%	735	2.79%	715
Other	1,149	(5.82%)	1,220	(35.68%)	1,897
TOTAL NON-INTEREST EXPENSE	$ 4,879	15.34%	$ 4,230	(12.33%)	$ 4,825

The following quarterly average balances, interest, and average rates are presented in the following table:

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
MONTHLY AVERAGE BALANCES AND INTERST RATES
(STATED IN THOUSANDS)
SEPTEMBER 30,

	2002 Average			2001 Average			2000 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 444,724	$ 8,757	7.87%	$ 368,026	$ 8,506	9.24%	$ 336,176	$ 8,096	9.63%
Investment Securities:
Taxable	97,121	1,281	5.27%	82,803	1,197	5.78%	87,716	1,443	6.58%
Tax Exempt (4)	29,415	663	9.01%	14,273	256	7.17%	11,513	254	8.82%
Interest Earning Deposits	467	4	3.42%	1,147	11	3.83%	1,708	27	6.32%
Trading Account	0	0	0.00%	0	0	0.00%	0	0	0.00%
Federal Funds Sold	10,299	49	1.90%	8,270	84	4.06%	0	0	0.00%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 582,026	$ 10,754	7.39%	$ 474,519	$10,054	8.47%	$ 437,113	$ 9,820	8.98%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	14,904	0	0.00%	16,790	0	0.00%	20,306	0	0.00%
Bank Premises and Equipment	17,810	0	0.00%	14,299	0	0.00%	14,407	0	0.00%
Other Assets	50,471	0	0.00%	22,103	0	0.00%	21,146	0	0.00%
TOTAL ASSETS	$ 665,211	0	0.00%	$ 527,711	0	0.00%	$ 492,972	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Deposits	447,746	2,791	2.49%	354,250	3,609	4.07%	321,115	3,991	4.97%
Federal Funds Purchased and Other Interest Bearing Liabilities	106,663	1,279	4.79%	79,425	1,200	6.04%	83,987	1,192	5.67%
TOTAL INTEREST BEARING LIABILTIES	554,409	4,070	2.93%	433,675	4,809	4.43%	405,102	5,183	5.11%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	52,454	0	0.00%	37,730	0	0.00%	38,138	0	0.00%
Other Liabilities	5,955	0	0.00%	6,943	0	0.00%	3,830	0	0.00%
TOTAL LIABILITIES	612,818	0	0.00%	478,348	0	0.00%	447,070	0	0.00%

SHAREHOLDERS' EQUITY	52,393	0	0.00%	49,363	0	0.00%	45,902	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 665,211	0	0.00%	$ 527,711	0	0.00%	$ 492,972	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
NET INTEREST INCOME	--	6,684	--	--	5,245	--	--	4,637	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	4.59%	--	--	4.42%	--	--	4.24%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

September 30
(In Thousands)
	2002	2001	2000	1999	1998
Real Estate Loans:
Construction	$ 54,547	$ 33,216	$ 33,938	$ 32,808	$ 25,232
Mortgage	282,927	225,919	201,856	184,653	142,281
Commercial, Financial and
Agricultural Loans	71,598	65,961	64,404	68,222	77,059
Installment loans to individuals	39,980	45,412	38,009	38,462	27,404
Other Loans	4,376	2,039	3,201	2,887	2,506
TOTAL LOANS	$ 453,428	$ 372,547	$ 341,408	$ 327,032	$ 274,482

The following table sets forth the balance of non-performing loans as of September 30, for the years indicated:

Non-Performing Loans
September 30
(in thousands)
Year	Non-Accrual	90 Days Past Due Accruing Interest	Total
2002	$ 1,192	$ 2,985	$ 4,177
2001	$ 1,686	$ 1,184	$ 2,870
2000	$ 1,862	$ 1,877	$ 3,739
1999	$ 655	$ 444	$ 1,099
1998	$ 358	$ 301	$ 659

First Citizens National Bank
Loan Loss Experience and Reserve for Loan Losses
(in thousands)
Quarter ending September 30,

	2002	2001	2000	1999	1998
Average Net Loans Outstanding	$ 444,724	$ 368,026	$ 336,176	$ 322,550	$ 267,955
Balance of Reserve for Loan Losses at
Beginning of Period	$ 5,179	$ 3,886	$ 3,898	$ 3,878	$ 3,438
Loan Charge-Offs	(481)	(227)	(249)	(192)	(166)
Recovery of Loans Previously Charged Off	333	84	88	126	90
Net Loans Charged Off	(148)	(143)	(161)	(66)	(76)
Additions to Reserve Charged to Operating Expense	404	335	239	122	121
Changes incident to Mergers	0	0	0	0	0
Balance at End of Period	$ 5,435	$ 4,078	$ 3,976	$ 3,934	$ 3,483

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.03%)	(.03%)	(.04%)	(.02%)	(.03%)

The following table will identify charge-offs by category for the period ending September 30, 2002, 2001 and 2000.

CHARGE-OFFS:	2002	2001
Domestic:
Commercial, Financial and Agricultural	$ 46	$ 11
Real Estate - Construction	0	0
Real Estate - Mortgage	255	64
Installment Loans to individuals	141	114
Lease financing	0	0
Credit cards	39	38
Foreign	N/A	N/A
Total	($ 481)	($ 227 )
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 0	$ 27
Real Estate - Construction	0	0
Real Estate - Mortgage	276	9
Installment Loans to individuals	49	45
Lease financing	0	0
Credit cards	8	3
Foreign	N/A	N/A
Total	$ 333	$ 84
Net Charge-offs	($ 148)	($ 143)

LOANS:

Core loan growth (excluding acquisitions) grew $5 million or 1.29% when comparing September 2002 to September 2001. Reduced volume is attributable to a slowing economy and unemployment rate in Dyer County of 9%. Unemployment rates in other counties served by First Citizens range from 3.7% (Obion) to 8.8% (Lauderdale). Slower loan growth has resulted in an increase in total investments made to the bank's investment portfolio.  Net loan demand is anticipated to remain flat for the remainder of 2002.

AGRICULTURAL LOANS:

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer     County commerce, generating approximately $79 million in revenue on an annual basis. Agriculture loans total approximately $14 million or 3.15% of total loans.  Past due credits in this category are slightly over one percent of total loans.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES:

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.

The ratio of allowance for loan losses to total loans, net of unearned income, was listed at 1.20%. A recap of activity posted to the Reserve account in third quarter resulted in the following transactions:  (1) loans charged-off $481,000 (2) recovery of loans previously charged off $333,000 and (3) additions to reserve $404,000.  The provision for loan losses increased $1.3 million when compared to the same time period in 2001.  The increase was necessary to cover write-downs on certain problem credits, cover shortfalls in the sale of other real estate and provide the allocations necessary to cover loan growth.

The ratio of net charged off loans during the quarter to average net loans outstanding was .03% compared to .03% for the same quarter of 2001.  A review of non- performing loans indicates an increase of total non-performing loans from $2.8 million in 2001  to $4.2 million in 2002.  The increase is mainly attributed to loans charged off as well as transfer of properties to Other Real Estate. An increase in unemployment rates discussed previously in the loan section was a result of the closing of a local textile manufacturer in July, 2001 and layoffs by other local manufacturing companies dealing with reduced demand for their products. A large manufacturer in Obion County recently laid off 367 workers and indicated that additional layoffs could possibly take place before year-end. The total impact of the closing and layoffs is mitigated to a degree by the opening of two small plants within Dyer County. First Citizens has no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

LIQUIDITY:

Liquidity is managed to ensure ample funding of loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB borrowings, correspondent and other borrowings. Customer based sources accounted for 81% of the total funding compared to 82% for prior year. Borrowed funds from the FHLB accounted for $69 million or 11% of total bank funding for  year 2002 and 52 million or 11% for year 2001. The Federal Home Loan Bank line of credit is $117 million with a balance of $51 million available to service future draws. Total funding sources also consist of State of Tennessee deposits totaling $30 million and brokered certificates of deposits totaling $5 million resulting in total brokered deposits of $35 million or 1% of total deposits.  Brokered certificate of deposits increased $5 million October 3, 2002 increasing the percentage of brokered deposits to 2% of total deposits.

 The bank's liquidity position improved since year-end 2001, a result of below average loan demand and minimal deposit growth. Growth in deposits is occurring at both First Citizens National Bank and Munford Union Bank, but at levels below that accomplished in 2001.  This situation reinforces the idea that consumers are in a pattern of a flight to quality by investing in deposits insured by FDIC, with the primary shift occurring in 2001. A major attraction of deposit customers has been the Wall Street Checking account.  This is an unlimited transaction account that earns a rate of interest tied to the 90 day Treasury Bill Rate.  Over the past three years, balances in this account have accumulated to levels in excess of $46 million.  Above average deposit growth could apply pressure to the bank FDIC funds' reserve ratio causing FDIC insurance cost to increase. However, as of this reporting date, an adjustment in FDIC reserves would not have a material impact to the net income of Bancshares.

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

INVESTMENT SECURITIES:

First Citizens had over one half of the bond portfolio called in the year 2001. Investments called were Callable U.S. Agencies. The called amounts were reinvested primarily into mortgage backed agencies (very defined traunches and predictable characteristics) with an average life of less than 5 years. The called agency volumes materially improved the bank's liquidity position for 2001. While year 2002 reflects an above average year in maturities and calls, volumes are significantly lower than 2001. The flow of funds as reflected on the cash flow statement reveals $84 million maturities or calls in 2001 compared to $47 million in 2002. Cash Flow statements indicate net loan growth of only $13 million, while investment purchases increased $47 million. Economic conditions negatively impacted loan growth thereby creating a shift of available funds into the portfolio.   Pledged investments amount to $95 million as of the current reportable period. Peer data indicates Bancshares investment portfolio yields are slightly less than peer bank's average.  The yield is a direct result of changes in the banks' called bond portfolio in the year 2001. The bank's goal is to steadily improve investment portfolio yields without taking on material risk.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	Composition of Investment Securities
	September 30 (In thousands)
	2002	2001	2000	1999	1998
U.S. Treasury & Government Agencies	$ 92,801	$ 71,794	$ 82,824	$ 86,185	$ 88,559
State & Political Subdivisions	39,850	14,626	10,399	13,184	12,330
All Others	11,790	12,269	5,390	3,153	2,696
TOTALS	$ 144,441	$ 98,689	$ 98,613	$ 102,522	$ 103,585
	=======	======	=======	=======	=======

First Citizens National Bank does not engage in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

Investment Securities
September 30, 2002
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 509	$ 509
U.S. Government agency and corporation obligations	1,000	1,010	85,734	91,292

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,502	1,557	35,964	38,348
U.S. Securities:
Debt Securities	0	0	5,244	5,563
Equity Securities (including Federal Reserve stock)	0	0	6,239	6,227
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 2,502	$ 2,567	$ 133,690	$ 141,939

CAPITAL RESOURCES

Total capital on September 30, 2002 was $53.9 million, up 8.25% from $49.8 million on December 31, 2001. The increase in capital was from undistributed net income, and favorable market value moves in the bond portfolio. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk based capital ratio reflects continuous improvement when reviewing prior years. The September 2002 ratio reflects the investment of $5 million in available capital into the Munford Union acquisition (purchase accounting with no stock issuance). This deployment of excess capital into revenue producing assets is in keeping with strategic planning goals established to enhance future earnings of the company. Risk based capital ratio as of September 30, 2002 was 10.58%, significantly in excess of the 8% mandated by Regulatory Authorities, while 2001's figure was 13.81%. The Company's Tier I ratio as of the current period was 7.54%. Capital as a percentage of total assets for the quarter ending September 30 is presented in the following table for the years indicated (excluding loan loss reserves):

2002	2001	2000	1999	1998
7.94%	9.39%	9.29%	9.28%	9.45%

The dividend payout ratio is 44.76% for the current period compared to 67.62% for the prior year.  It is anticipated that the dividend payout will range from 45%-50% for the remainder of 2002.  The quarterly dividend per share is $.26 for 2002 compared to $.25 for 2001.  The quarterly dividend yield is 3.78%, well in excess of peer bank average (Southeast Bank Group)of 2.86%.  Bancshares has purchased 12,285 shares of Bancshares stock in the open market since December 31, 2001.  The weighted average cost basis of treasury shares is $22.43.  The goal is to purchase $1 million per year for the next four years.

 The table below presents for First Citizens Bancshares, Inc. certain operating ratios as of September 30:  (quarterly)

	2002	2001	2000	1999	1998
Percentage of Net Income to:
Average Total Assets	1.29%	1.14%	.56%	1.31%	1.17%
Average Shareholders' Equity	16.25%	12.29%	6.06%	14.08%	12.23%
Percentage of Dividends Declared Per
Common Share to Net Income	44.76%	67.62%	71.61%	47.14%	38.17%
* Percentage of Average Shareholders'
Equity to Average Total Assets	8.74%	10.11%	10.11%	10.10%	10.50%

* Represents primary capital - including reserve for loan losses account

SARBANES-OXLEY ACT OF 2002

Congress recently passed the Sarbanes-Oxley Act of 2002.  The legislation requires Bancshares to disclose more information about their internal practices and to adopt more rigorous controls over the preparation and distribution of information to investors.  The Act creates a new regulatory system for the audit profession and sets new standards for auditor independence.  It expands criminal and civil liabilities and will attempt to contribute to broad restoration of trust in the integrity of the disclosure and accounting practices that inform our capital markets.  Bancshares has and will continue to implement requirements of the act that apply to Bancshares and have been passed by congress and adopted by the Securities and Exchange Commission.

REPORT OF INTERNAL CONTROLS

A review of the effectiveness of internal controls in place over operations and accounting activities of Bancshares and its' subsidiaries is performed on an ongoing basis throughout the fiscal year.  Review of systems controls is accomplished primarily through completion of control function questionnaires, observation and discussion with department or business unit managers.  Controls and procedures for all operation and accounting functions are documented and approved by Executive Management. As of this report date, effectiveness of internal disclosure controls are considered to be adequate with no material deficiencies that could adversely affect Bancshares ability to report accurate and comprehensive financial information to investors.  There was no internal fraud of any nature known to management.

RECENTLY ISSUED ACCOUNTING STANDARDS

The discussion on business combinations (FASB 141) and accounting for goodwill (FASB 142) will have an impact on the company's financials. Purchase accounting has been applied on the Munford Union acquisition and will be applied for future acquisitions.

First Citizens calculated the fair value of its' one unit and compared that to the unit's book value. FASB 142 adopts a more aggregate view for goodwill and bases the accounting on the units of the combined entity into which an acquired entity is integrated (reporting units per FASB 131). If book value is determined to be below the fair value assessment, there is no impairment loss. But, if fair value is below book, this means that goodwill has been impaired, and a write down is required. Pooling of interest method was eliminated June 30, 2001. As of June 30, 2002, there was no impairment; therefore, no amortization expense was required. The bank adopted FASB 142 on January 1, 2002 and the benchmark was applied. The amount of amortization eliminated in 2002 was $25 thousand per month. No impairment write-downs are anticipated in year 2002.

 FASB Statement 144 supersedes Statement 121 and provides a single accounting model for long-lived assets to be disposed.  This statement did not have a material impact on First Citizens financial condition or results of operations.

In April 2002, FASB issued Statement 145, "Recission of Statements 4,44 and 64 and amendment of FASB 13 and technical corrections" (Statement 145).  Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if, material, classified as an extraordinary item, net of tax.  The provisions of this statement did not have a material impact on Bancshares.

 FASB  issued Statement 147 (Acquisitions of Certain Financial Institutions.  This statement will replace paragraphs in Statement 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions.  This issuance has no immediate impact on Bancshares, but could be applicable if Bancshares enters into other acquisitions.

PART I - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk. The asset liability committee attempts to maintain stability in the net interest margin under various interest rate cycles. First Citizens has materially improved its interest rate risk exposure since year-end 2000. Strategic actions implemented are as follows: (1) increased long term FHLB Borrowings by $11 million; (2) purchased variable rate investments; (3) enticed existing deposit customers to extend maturities past 1 year; (4) Used 3 year brokered Certificate of deposits as a source of funds ($10 million); and (5) reduced overnight borrowings exposure.

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

None.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Item 5. Other Information - Certification Under Sarbanes-Oxley Act

The Chief Executive Officer and Chief Financial Officer furnished to the SEC the certification with respect to this Report that is required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: November 14, 2002                                        /s/  KATIE WINCHESTER
                                                                          PRESIDENT, CEO & VICE CHAIRMAN
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)

Date: November 14, 2002                                           /s/    JEFF AGEE
                                                                          EXECUTIVE VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)