Form 10-K
period 2002-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2003-03-31
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (229.40 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. Yes [x]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of U.A.)  Yes [x]  No [ ]

________________________

The aggregate market value of voting stock held by nonaffiliates of the registrant at June 30, 2002 was $91,768,350.

Of the registrant's only class of common stock (no par value) there were 3,661,236 shares outstanding as of December 31, 2002 (net of Treasury Stock).

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement dated March 14, 2003 (Part III) filed by electronic submission

PART I

ITEM 1 - BUSINESS

GENERAL

First Citizens Bancshares, Inc.  is a Tennessee Corporation organized and incorporated in 1982 and commenced operations in September, 1983. Bancshares is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and elected, effective April 19, 2000 to become a financial holding company pursuant to the provisions of the Gramm-Leach Bliley Act. As a financial holding company, Bancshares may engage in activities that are financial in nature or incidental to a financial activity. Permissible activities for a financial holding company are contained in Regulation Y of Federal Reserve regulations. Bancshares may continue to claim the benefits of financial holding company status so long as each depository institution owned by the company remains well capitalized and well managed. In addition, Bancshares may not commence new activities under sections 4(k) or 4(n) of the Bank Holding Company Act or acquire control of a company engaged in activities under those sections if any of The Company's insured depository institutions receive a rating of less than satisfactory under any examination conducted to determine compliance with the Community Reinvestment Act. Bancshares is a two bank holding company consisting of First Citizens National Bank total assets $546 million, principal office in Dyersburg, Tennessee and Munford Union Bank total assets $148 million, principal office located in Munford Tennessee. At December 31, 2002 the Corporation had total assets of  $694 million compared to $538 million at December 31, 2001.

The Principal Executive Officers are at One First Citizens Place, Dyersburg, Tennessee. Our telephone number is 731-285-4410. Our website is firstcitizens-bank.com. We intend to post to our website our annual , quarterly and current reports as soon as reasonably practicable after filing with the SEC.

Bancshares, through its principal banking subsidiaries, First Citizens National Bank  and Munford Union Bank and banking-related subsidiaries, provides a broad range of financial services. The Company is engaged in both retail and commercial banking business. First Citizens National Bank was chartered as a national bank in 1900 and operates in Northwest, Tennessee. First Citizens operates under the supervision of the Comptroller of the Currency, and is insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC) and is a member of the Federal Reserve System. Munford Union Bank, chartered by the State Department of Financial Institutions in 1925 operates in Southeast Tennessee. Munford Union also operates under the supervision of the FDIC. Munford Union is insured up to the applicable limits defined by the FDIC. The subsidiary banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the subsidiary banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. The subsidiary banks operate under the day-to-day management of  their officers and directors; and formulate their own policies with respect to lending practices, interest rates and service charges and other banking matters.

Bancshares' primary source of income is dividends received from bank subsidiaries. Dividend payments are determined in relation to earnings, deposit growth and capital position of the subsidiaries in compliance with regulatory guidelines. Management anticipates that future increases in the capital of Bancshares will be accomplished through earnings retention or capital injection.

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

	December 31,
	(in thousands)
	2002	2001	2000
Total Assets	$ 694,198	$ 537,991	$ 500,954
Total Deposits	531,642	403,508	371,854
Total Net Loans	447,827	365,011	337,196
Total Equity Capital	54,601	49,809	46,889

Individual bank performance is compared to industry standards through utilization of the Uniform Bank Performance Report (UBPR), published quarterly by the Federal Financial Institution's Examination Council.

Presented in the following chart are comparisons of Bancshares with peer group banks for the periods indicated:

	As of December 31,
	* 2002		2001		2000
	Bancshares	Peer Group	Bancshares	Peer Group	Bancshares	Peer Group
Average Assets/Net Interest Income	4.13%	3.98%	3.90%	3.85%	3.91%	4.05%
Average Assets/Net Operating Income	1.27	1.14	1.11	1.01	.95	1.06
Net loan losses/Average total loans	0.23	0.23	0.38	0.25	0.41	0.21
Primary Capital/Average Assets	7.94	8.59	9.26	8.51	9.36	8.53
Cash Dividends/Net Income**	50.74	36.31	64.31	49.29	81.09	28.32

** Performance as of 12/31/02 is compared to peer group ratios as of 09/30/02 (Most recent Federal Reserve Report)

EXPANSION

On November 12, 1999 the Gramm-Leach-Bliley Act was signed into law. The act contains seven titles, each of which focuses on a different aspect of the financial services industry. This new law significantly changed the way we do business by opening up new business opportunities to the banking industry.

Based on authority granted under this act, Bancshares, formerly a bank holding company, converted to a financial holding company. As a financial holding company, Bancshares may engage in activities that are financial in nature or incidental to a financial activity.

Bancshares through its strategic planning process has stated its intention to seek profitable opportunities that would utilize excess capital and maximize income within the West Tennessee Area. Bancsharess' objective in acquiring other banking institutions would be for asset growth and diversification into other market areas. Acquisitions would afford Bancshares increased economies of scale within the data processing function and better utilization of human resources. Any acquisition approved by Bancshares, would be deemed to be in the best interest of Bancshares and its shareholders.

Bancshares acquired Munford Union Bank in May 2002. This acquisition added $148 million in assets housed in five locations in Tipton and Shelby Counties in South Tennessee to Bancshares' balance sheet. In addition, the acquisition expanded Bancshares market into one of the fastest growing areas of the state.

SUPERVISION AND REGULATION

Bancshares is a two-bank financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and examination by the Board of Governors of the Federal Reserve. As a financial holding company, Bancshares is required to file with the Federal Reserve annual reports and other information regarding its business obligations and those of its subsidiaries. Federal Reserve approval must be obtained before Bancshares may:

  Acquire ownership or control of any voting securities of a bank or bank holding company where the acquisition results in the bank holding company owning or controlling more than 5 percent of a class of voting securities of that bank or bank holding company;

  Acquire substantially all assets of a bank or bank holding company or merge with another bank holding company.

Federal Reserve approval is not required for a bank subsidiary of a bank holding company to merge with or acquire substantially all assets of another bank if prior approval of a federal supervisory agency, such as the Comptroller of the Currency is required under the Bank Merger Act. Relocation of a subsidiary bank of a bank holding company from one state to another requires prior approval of the Federal Reserve and is subject to the prohibitions of the Douglas Amendment.

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

A bank holding company is prohibited with limited exceptions from engaging directly or indirectly through its subsidiaries in activities unrelated to banking or managing or controlling banks. One exception to this limitation permits ownership of a company engaged solely in furnishing services to banks; another permits ownership of shares of the company, all of the activities of which the Federal Reserve has determined after due notice and opportunity for hearing, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Moreover, under the 1970 amendments to the Act and to the Board's regulations, a financial holding company and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with any extension of credit or provision of any property or service. Subsidiary banks of a financial holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the financial holding company or to any of its other subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

Financial holding companies are required to file an annual report of their operations with the Federal Reserve, and they and their subsidiaries are subject to examination by the Federal Reserve.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting standards on business combinations (FASB 141) and accounting for goodwill (FASB 142) had an impact on Bancshares' financials. Purchase accounting has been applied on our Munford Union acquisition and will be applied to any others that might take place in the future. Bancshares has calculated the fair value of our one unit and compared the value to the unit's book value. FASB 142 adopts a more aggregate view for goodwill and bases the accounting on the units of the combined entity into which an acquired entity is integrated (reporting units per FASB 131). If the book value is determined to be below the fair value assessment, there is no impairment loss. But, if the fair value is below book, this means that goodwill has been impaired, and a write down is required.  As of December 31, 2002, there was no impairment; therefore, no amortization expense will be required. Bancshares adopted this statement (FASB 142) on January 1, 2002 and the benchmark was applied. The amount of amortization eliminated in 2002 was $25 thousand per month. We do not anticipate any impairment write-downs in 2003.

FASB Statement 144 supercedes Statement 121 and provides a single accounting model for long lived assets to be disposed of. This statement did not have a material impact on Bancshares financial condition or results of operations.

In April 2002, FASB issued Statement 145, "Rescission of Statements 4, 44 and 64. Amendment of FASB 13 and Technical Corrections" (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. The provisions of this statement did not have a material impact on Bancshares.

FASB Statement No. 147, (Acquisition of Certain Financial Institutions) will replace certain paragraphs in Statement 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. This issuance has no immediate impact on Bancshares, but could be applicable if Bancshares buys another branch.

FASB issued Statement No. 148 (issued December 2002). This statement amends FASB 123, Accounting for Stock Based Compensation and is not applicable to Bancshares.

CAPITAL ADEQUACY

Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve.  The Federal Reserve has adopted risk-based capital guidelines for bank holding companies.  The minimum guideline for the ratio of total capital to risk weighted assets (including certain off-balance-sheet items such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity capital accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2002, Bancshares' risk-based capital ratio was 10.92% significantly in excess of 8% mandated by regulation, but less than the 13.81% at year-end 2001. The level of capital at year-end was reduced by an investment of $5 million of capital toward the purchase price of Munford Union Bank. Risk based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. Tier 1 leverage ratio at year-end 2002 was 6.76 percent, with total capital as a percentage of total assets net of loan loss reserves at 7.86%.

Failure to meet capital guidelines could subject a financial holding company to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver.

BANKING BUSINESS

Bancshares is the financial holding company for First Citizens, Munford Union Bank, First Citizens Capital Assets, and First Citizens (TN) statutory Trust II, is headquartered in Dyersburg, Tennessee. First Citizens and Munford Union Bank (the subsidiary banks) provide customary banking services, such as checking and savings accounts, funds transfers, various types of time deposits and safe deposit facilities. Other services also include the financing of commercial transactions and making and servicing both secured and unsecured loans to individuals, firms, and corporations. First Citizens is a leader in agricultural lending in Tennessee. Agricultural services include operating loans as well as financing for the purchase of equipment and farm land. The consumer lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. Mortgage lending makes available long term fixed and variable rate loans to finance the purchase of residential real estate. These loans are sold in the secondary market without retaining servicing rights. Commercial lending operations include various types of credit services for customers.

The subsidiary banks have a total of 38 banking locations (17 branch banks and 21 free standing ATMs) in five Tennessee counties. First Citizens owns and operates four wholly owned subsidiaries that provides the following services:

  First Citizens Financial Plus, Inc., a bank service corporation wholly owned by First Citizens provides licensed brokerage services that allows the bank to compete on a limited basis with numerous non-bank entities who pose a continuing threat to the customer base. The brokerage firm operates two locations in Northwest Tennessee.

  Delta Finance provides consumer finance services consisting primarily of consumer and residential real estate loans out of three office locations in West Tennessee.

  White and Associates/First Citizens Insurance, LLC was chartered by the State of Tennessee and is a general insurance agency offering a full line of insurance products including casualty, life and health, and crop insurance. First Citizens holds a 50% ownership in the company. The insurance agency occupies two offices in Northwest Tennessee.

  First Citizens was granted trust powers in 1925 and has maintained an active Trust department since that time. Assets as of December 2002 were $138 million. Trust services offered include but are not limited to estate settlement, trustee of living trusts, testamentary trustee, court appointed conservator and guardian, agent for investment accounts, and trustee of pension and profit sharing trusts.

  Nevada I and Nevada II, corporations organized and existing under the laws of the state of Nevada. The activities of Nevada I are the ownership of stock in Nevada II and the ownership of certain loans pursuant to a participation agreement. The principal activity of Nevada II is to acquire and sell investment securities as well as collect the income from the portfolio.

Munford Union Bank owns and operates two wholly owned subsidiaries, Nevada Investments III and Nevada Investments IV serving the same purpose for Munford Union as Nevada I and II serve for First Citizens.

The business of providing financial services is highly competitive. The competition involves not only other banks but non-financial enterprises as well. In addition to competing with other commercial banks in the service area, Bancshares subsidiary banks compete with savings and loan associations, insurance companies, savings banks, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, and other enterprises.

The following tabular analysis sets forth the competitive position of First Citizens and Munford Union when compared with other financial institutions in the service area for the period ending June 30, 2002.

Dyer, Lauderdale, Obion, Tipton & Weakley Counties Market
(Banks Only)
(in thousands)
Bank Name	# of Offices	Total Deposits 06/30/02	% of Market Share 06/30/02
First Citizens National Bank	13	$ 398,301	18.86%
Union Planters Bank, National Association	17	231,791	10.98
First State Bank	6	191,763	9.08
BancorpSouth Bank	5	156,567	7.41
Bank of Ripley	5	120,767	5.72
Commercial Bank & Trust Co.	2	96,951	4.59
INSOUTH Bank	3	94,263	4.46
Reelfoot Bank	4	91,068	4.31
City State Bank	4	82,835	3.92
Security Bank	6	79,678	3.77
Bank of Sharon	2	74,835	3.54
First Tennessee Bank, National Association	2	71,824	3.40
Munford Union Bank	2	65,579	3.11
Bank of Gleason	1	59,894	2.84
Weakley County Bank	3	51,128	2.42
Bank of Halls	2	43,099	2.04
Greenfield Banking Company	2	37,473	1.77
Brighton Bank	2	35,741	1.69
Bank of Friendship	1	30,853	1.46
Lauderdale County Bank	2	29,061	1.38
Gates Banking & Trust Co.	1	26,982	1.28
Bank Tennessee	1	19,883	0.94
Farmers Bank, Woodland Mills, TN	1	12,414	0.59
Bank of Mason	1	9,235	0.44
Total	88	$ 2,111,985	100.00%

At December 31, 2002 Bancshares and its subsidiaries employed a total of 256 full time equivalent employees. Having been a part of Dyersburg/Dyer County in excess of 100 years, First Citizens is privileged to enjoy a significant share (60% market share) of the financial services market. Expansion into other counties in West Tennessee increased the fulltime equivalent from 204 at year-end 2001 to the current total of 256.  Planning has afforded Bancshares both the physical resources and data processing technology to meet financial needs generated by this growth.

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

IMPACT OF GRAMM LEACH-BLILEY ACT

The Gramm-Leach-Bliley Financial Modernization Act of 1999 permits bank holding companies meeting certain management, capital, and community reinvestment act standards to engage in a substantially broader range of non-banking activities than permitted previously, including insurance underwriting and merchant banking activities. The Act repeals sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The Act authorizes financial holding companies, permitting banks to be owned by security firms, insurance companies and merchant banking companies and visaversa. Some of these affiliations are also permissible for bank subsidiaries. The Act gives the Federal Reserve Board authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities.

The Gramm-Leach-Bliley Financial Modernization Act also modifies financial privacy and community reinvestment laws. The new financial privacy provisions generally prohibit financial institutions such as the Bank from disclosing non-public personal financial information to third parties unless customers have the opportunity to opt out of the disclosure. The Act also magnifies the consequences of a bank receiving a less than a satisfactory community reinvestment act rating, by freezing new activities until the institution achieves a better community reinvestment act rating.

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

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 imposes new duties on public companies and executives, directors, auditors, plan administrators, attorneys, as well as securities analysts. It creates new regulatory framework for the audit profession and set new standards for auditor independence. In addition, it expands criminal and civil liabilities with the intent of restoring trust in the integrity of disclosures and accounting practices of public companies. Bancshares has and will continue to implement requirements of this act in an effort to ensure that investors in the stock of Bancshares are well informed.

INSURANCE ACTIVITIES

Subsidiaries of Bancshares sell various types of insurance as agent in the State of Tennessee. Insurance activities are subject to regulation by the states in which such business is transacted. Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing and marketing and sales practices.

ITEM 2.     PROPERTIES

First Citizens owns and occupies a six-story building in Dyersburg, Tennessee containing approximately 50,453 square feet of office space, bearing the municipal address of One First Citizens Place (formerly 200 West Court). First Citizens owns the Banking Annex containing total square footage of 12,989 which provides operating space for banking departments i.e. agricultural services, training and public relations, as well as the bank's Brokerage subsidiaries. The municipal address of the bank occupied portion of the Annex is 215-219 Masonic Street.

DOWNTOWN DRIVE-IN:

The land and building occupied by the Downtown Drive-in Branch located at 113 South Church Street, Dyersburg, Tennessee is owned by First Citizens National Bank. The building, newly constructed in 2001 occupies approximately 898 square feet and is a remote motor bank with six drive-thru lanes and a drive-up ATM lane.

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

RIPLEY:

The Ripley, Lauderdale County facility contains approximately 3,500 square feet and is located on 1.151 acres of land located at 316 Cleveland Street in Ripley, Tennessee. The facility, newly constructed in 1999 offers full service banking with four drive-up lanes and a twenty four hour access drive-up ATM.

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

MARTIN:

The Martin office is located at 200 University Ave., Martin, TN.  38237. A temporary modular building of approximately 1800 square feet was located at this address on approximately 1.08 acres in April 2002. The modular location houses a one lane drive-up facility. Two ATMs  offer banking services, one a drive-up on University Ave. and a second occupies space in the Student Center of The University of Tennessee at Martin. A permanent building is under construction at 200 University Ave. that will occupy 4,042 square feet.

MUNFORD UNION BANK:

MAIN OFFICE:

The main banking location of Munford Union Bank is 1426 Munford Avenue, Munford, TN. 38058. The two-story brick veneer building contains approximately 10,171 square feet and is located on a lot size of 65,700 square feet. A remote building located at 1483 Munford Avenue serves as a drive-thru facility for the main bank. The remote contains approximately 443 square feet and is located on lot size of 36,254 square feet.

ATOKA:

Atoka branch is located on the Atoka-Idaville Road at 123 Atoka-Munford Avenue, Atoka, Tennessee  38004. The bank building has approximately 2,950 square feet located on a lot size of 52,272. The Atoka Branch also has an ATM.

MILLINGTON:

A full service branch facility is located at 8170 Highway 51 N. Millington, Shelby County, TN.  38053. The branch is a brick veneer building consisting of 2,680 square feet located on a lot size of 36,155 square feet. The Millington Branch has a drive-thru ATM.

BARTLETT:

Bartlett branch is located at 7580 Highway 70, Bartlett, Shelby County, TN.  38135. The property consists of a one-story brick veneer building containing approximately 3,102 square feet. The lot size is 50,747 square feet. A drive-thru ATM is attached to the facility.

There are no liens or encumbrances against any properties owned by First Citizens.

ITEM 3.     LEGAL PROCEEDINGS

The subsidiary banks are involved in routine legal issues. However, the outcome of these issues are not expected to have a material adverse effect to the subsidiary banks.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 2002, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002 there were 1,009 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods of which management of Bancshares is aware. These records may not include all sales during these time periods if sale prices were not reported to First Citizens  in connection with a transfer of shares.

Quarter Ended	High	Low
March 31, 2002	$ 23.00	$ 19.00
June 30, 2002	$ 25.00	$ 25.00
September 30, 2002	$ 30.00	$ 25.00
December 31, 2002	$ 30.00	$ 27.50

March 31, 2001	$ 20.00	$ 19.00
June 30, 2001	$ 23.00	$ 19.00
September 30, 2001	$ 23.00	$ 23.00
December 31, 2001	$ 25.00	$ 23.00

Dividend pay-outs per share were 1.04 dollar in 2002, 1.00 dollar in 2001 and .90 cents in 2000.

Dividends - 2002
Dividend Per Share	Quarter Declared
.26	1st
.26	2nd
.26	3rd
.26	4th
Total $1.04

Future dividends will depend on Bancshares' earnings and financial condition and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents information for Bancshares effective December 31 for the years indicated.

	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Net Interest & Fee Income	$ 24,262	$ 19,917	$ 18,594	$ 19,305	$ 17,964
Gross Interest Income	38,970	39,189	38,137	36,085	35,252
Income From Continuing Operations	7,832	5,761	4,612	5,799	4,474
Long Term Obligations (1)	83,881	63,075	44,237	11,264	25,486
Income Per Share from Continuing Operation (2)	$ 2.14	$ 1.56	$ 1.24	$ 1.58	$ 1.25
Net Income per Common Share (2)	$ 2.14	$ 1.56	$ 1.24	$ 1.58	$ 1.25
Cash Dividends Declared per Common Share (2)	$ 1.04	$ 1.00	$ 1.00	$ 0.90	$ 0.75
Total Assets at Year End	$ 694,198	$ 537,991	$ 500,954	$ 472,670	$ 472,153
Allowance for Loan Losses as a % Loans	1.24%	1.08%	1.10%	1.14%	1.25%
Allowance for Loan Losses as a % of Non-Performing Loans	144.31%	141.97%	125.01%	445.26%	509.62%
Loans 90 Days Past Due as a % of Loans	0.37%	0.33%	0.47%	0.10%	0.14%

(1)    Long Term Obligations consist of FHLB Borrowings, an ESOP obligation, and Finance Company Debts.

(2)    Restated to reflect 4 for 1 Stock Split on June 15, 1998.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bancshares is the financial holding company for First Citizens, Munford Union Bank, First Citizens Capital Assets, and First Citizens (TN) Statutory Trust II, is headquartered in Dyersburg, Tennessee. First Citizens and Munford National Bank are diversified financial service institutions, which provides banking and other financial services to its customers and operates four wholly owned subsidiaries: Financial Plus, Inc., Delta Finance, Inc., Nevada Investments I, Inc., and Nevada Investments II, Inc. First Citizens also owns 50% of White and Associates/First Citizens Insurance LLC and First Citizens/White and Associates Insurance Company, Inc. These subsidiary activities consist of brokerage, personal finance, investments, insurance related products and credit insurance. Munford Union Bank operates two wholly-owned subsidiaries, Nevada Investments III and Nevada Investments IV, Inc.

FORWARD LOOKING STATEMENTS

Management's discussion may contain forward-looking statements with respect to Bancshares' beliefs, plans, goals and estimates. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control. When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "intend," "is likely," "going forward" and other expressions are intended to identify forward-looking statements. These forward-looking statements are within the meaning of section 27A of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projections of income or loss, expenses, acquisitions, plans for the future and others.

RESULTS OF OPERATIONS

Bancshares recorded net income of $7.8 million for the year ended December 31, 2002, an increase of 36.05% over 2001 operating results. Earnings per share of $2.14 reflected consistent improvement throughout the year with first and second quarter earnings being $.48, third quarter $.58 and fourth quarter per share earnings increasing to $.60. This compares to earnings of $1.56 per share reported in the prior year. Return on average assets was 1.28 percent for 2002 compared to 1.10 percent in 2001. Total assets at December 31, 2002 were $694 million and are inclusive of $115 million in assets added as a result of the purchase of Munford Union Bank. Asset growth of the acquisition has been strong, increasing 20% since being acquired in June 2002. Return on average equity improved to 15.09% from 11.98% for the prior period, in line with strategic planning goals. A goal of the Strategic Plan approved by the Board in 2001 called for the deployment of capital in areas with the potential to enhance shareholder return and expand markets of the bank. In striving to meet this goal, a dividend of $5 million was paid to Bancshares by First Citizens to be applied toward the purchase of Munford Union Bank, with the balance of the purchase price funded through borrowings. Return on Equity for 2002 includes seven months of net earnings ($982 thousand) from Munford Union Bank, resulting in a positive per share impact of $.27.

The Board of Bancshares approved a stock buy-back program in year 2000 that provided for the purchase of $1 million per year of company stock over a five-year period. A total of 56,357 shares have been accumulated to date. In January of 2003, the board reaffirmed the buy-back decision, but opted to make shares acquired through this program available to shareholders desiring to increase their holdings or to new investors. Increased demand for Bancshares stock and the opportunity to utilize capital to fund the expansion of First Citizens into new markets drove this change in strategy.

The effective tax rate for the current period is 29% versus 28% for the prior period. The tax rate is impacted by numerous factors, including but not limited to the level of tax-free investments within our investment portfolio, certain tax benefits which could result from ESOP debt, and other factors incidental to the financial services business. At the present time, there are no tax laws being introduced that will have a material impact on the tax rate being applied to company earnings. Bancshares does not transact business outside the United States.

Net interest income increased $4.3 million or 28.2 percent over the prior twelve months, primarily the result of a reduction in the cost of funding liabilities. A decline in the federal funds rate from 6.50 percent in September of 2000 to the current level of 1.75 percent had a material impact on Bancshares' earnings, forcing down funding costs and increasing net interest margins. The impact of declines over the past twelve months was substantial, reducing the cost of funds for First Citizens National Bank by 161 basis points. Average rates paid on time deposits experienced the most dramatic decrease, falling to 3.16 percent from 5.33 percent. Because of the liability sensitive nature of the balance sheet, Bancshares benefits more in a low or declining rate environment than from a rising rate environment. In an environment of rapidly rising rates, Bancshares liabilities re-price at a faster rate than do earning assets causing a decrease in net interest income. The net yield on average earnings assets was 4.47 percent for the current period compared to 4.35 percent and 4.36 percent in 2001 and 2000.

Net interest income (stated in millions) after loan loss provision in 2002, 2001 and 2000 was $22.7, $18.2 and $17.1. Recoveries of loans previously charged off, a reduction in new loans charged against the reserve and the addition of reserves totaling $968 thousand incident to the merger, resulted in a lower provision from earnings to cover loan losses for the period just ended. Net charge offs for 2002 were $848 thousand compared to $1.4 million in 2001, a reduction of 20.21%. Additional write downs and accelerated charge-offs within the loan portfolio resulting from a declining economy contributed to the higher level in 2001. The ratio of loan loss reserves to total loans as of December 31, 2002 was 1.25% compared to 1.09% at December 31, 2001.

Secondary mortgage activity exceeded prior record levels as consumers opted to take advantage of the low rate environment by refinancing existing home mortgages. Income and fees recorded from this activity increased each quarter of 2002, with fourth quarter earnings of $336,000 exceeding all prior records. Total income for quarters one through three was $158,000, $169,000 and $239,000 respectively. Activity the first quarter of 2003 is projected to mirror results of fourth quarter 2002, with future activity dependent on economic conditions.

NON-INTEREST INCOME

The following table reflects restated non-interest income for the years ending December 31, 2002, 2001, and 2000:

December 31
Change from Prior Year
(in thousands)
		Increase (Decrease)			Increase (Decrease)
	Total 2002	Amount	Percentage	Total 2001	Amount	Percentage	Total 2000
Service Charges on Deposit Accounts	$ 3,620	$ 406	12.63%	$ 3,214	$ 503	18.55%	$ 2,711
Trust Fees	802	(57)	(6.63)%	859	(24)	(2.72)%	883
Brokerage	891	131	17.23%	760	(190)	(20.00)%	950
Other	2,375	813	52.04%	1,562	34	2.23%	1,528
Total Non-interest income	$ 7,688	$ 1,293	20.21%	$ 6,395	$ 323	5.32%	$ 6,072
	======	======	=======	======	======	=======	======

Non-interest income increased $1.3 million or 20.21 percent when comparing 2002 results to 2001. In the year 2002 non-interest income (fee income) contributed 16.47 percent to total revenue compared to 14.02 percent for the same period last year. The contribution to non-interest income from Munford Union Bank for the reportable period was $612 thousand or 7.96 percent of total income in this category. Since the acquisition took place in June of 2002, only seven months of income is reflected from this source. Excluding incremental income received from Munford Union, Bancshares' non-interest income would have increase 10.64 percent. Non-interest income is derived from service charges on deposit accounts, income from fiduciary activities, brokerage fees and all other income not categorized as interest income. The most significant increase in non-interest income was derived from service charges on checking accounts, increasing $406 thousand or 12.63 percent. In addition, Bancshares' portion of net income generated by First Citizens/White and Associates Insurance Company, LLC totaled $326,000 for the twelve months ending December 31, 2002 and is included in this category. Also included in non-interest income is pre-tax income of $191 thousand received from the sale of First Citizens' credit card portfolio in 2002 and bon profits totaling $189 thousand. The decision to divest the bank of its credit card portfolio was based on risk factors, high maintenance costs and the limited contribution to income.

NON-INTEREST EXPENSE

December 31
Change from Prior Year
(in thousands)
		Increase (Decrease)			Increase (Decrease)
	Total 2002	Amount	Percentage	Total 2001	Amount	Percentage	Total 2000
Salaries & Employee Benefits	$ 10,846	$ 1,935	21.71%	$ 8,911	$ 160	1.82%	$ 8,751
Occupancy Expense	3,364	413	13.99%	2,951	13	0.44%	2,938
Other Operating Expense	5,125	282	5.82%	4,843	(114)	(2.29)%	4,957
Total Non-Interest expense	$ 19,335	$ 2,630	15.74%	$ 16,705	$ 59	0.35%	$ 16,649
	======	======	=======	======	======	=======	=====

The non-interest expense category is dominated by salary and benefit expense and comprises 56 percent of the total in 2002. The increase of 15.74% in this category for 2002 reflects an increase in number of full time equivalent staff from 204 at December 31, 2001 to 256 at the end of 2002. The increase in staff can be attributed to the Munford Union acquisition (43 fulltime equivalent), a de novo branch in Martin, TN., (4.25 fulltime equivalent) and additional staff necessary to support expansion within the mortgage lending and brokerage divisions. Efficiencies implemented in previous years have reduced or controlled non-interest expense levels and contributed to efforts focused on improving the efficiency ratio of the company. A comparison of 2002, 2001 and 2000 results reflects ratios of 59.24 percent, 62.64 percent and 66.60 percent respectively.

The 13.99 percent increase in net occupancy expense reflects the increase in numbers of locations brought about by the Munford Union acquisition (5), and de novo branches in Martin and Arlington (2). Equipment depreciation expense is driven by information technology demands in support of service delivery systems necessary to meet customer demand and the need to place the bank at a competitive advantage. While every effort will be made to ensure efficiencies in these areas, the expansion strategy adopted by the board will continue to exert pressure on occupancy and depreciation expense as markets are expanded by future acquisitions and the establishment of de novo branches.

Other operating expenses increased $282 thousand or 5.82 percent from December 31, 2001 and reflects additional marketing expense associated with expansion into new markets, legal and other acquisition costs incurred as a result of the Munford acquisition, and increased costs associated with management of other real estate owned. Efforts to divest the portfolio of an increased inventory of foreclosed properties have been successful as we ended 2002 with approximately the same level that existed at December 31, 2001 in spite of increased foreclosures in 2002. Other real estate totaled $1.8 million at December 31, 2002 compared to $1.7 million at December 31, 2001 and was inclusive of $648 thousand other real estate held by Munford Union. Impaired goodwill expense is zero for the current reportable period compared to $269 thousand for 2001.

December 31,	Assets Per Employee	Assets Per Employee Peer Group
*2002	$ 2,712	$ 3,530
**2001	$ 2,637	$ 3,350
2000	$ 2,397	$ 2,860
1999	$ 2,328	$ 2,540
***1998	$ 2,354	$ 2,400

*         Includes Munford staff
**      The Peer Group for First Citizens changed when we exceeded $500 million in assets
***    1998 includes Bank of Troy and Delta Finance II. Assets per employee increased due to Troy's positive position.

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

	As of December 31,
	2002		2001		2000
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-Interest Bearing Demand Deposits	$ 49,005	0.00%	$ 37,971	0.00%	$ 39,549	0.00%
Savings Deposits	146,844	1.30	126,116	2.57	114,316	3.04
Time Deposits	267,681	3.16	225,833	5.33	210,177	5.79
Total Deposits	$ 463,530	3.17%	$ 389,940	3.92%	$ 364,042	4.30%
	========	=======	========	=======	========	=======

Market share data for the State of Tennessee, counties of Dyer, Lauderdale, Obion, Weakley, and Tipton is included in a table contained in Item 1 Banking Business of this report. A review of the table reflects that First Citizens was a market share leader with $398 million in deposits accounting for 18.86 percent of total market share. Union Planters Bank, National Association, a competitor in markets of both First Citizens and Munford Union Bank was second in market share accounting for 10.98 percent of total deposits. Bancshares' total deposits at December 31, 2002 were $463,530 thousand at an average rate of 3.17% compared to $389,940 thousand at December 31, 2001 at an average rate of 3.92%. Growth in the deposit base is a result of consumers moving dollars into insured investments away from equities and mutual funds. A second drawing card for deposit growth is the Wall Street checking account introduced first quarter 2001 which continues to draw deposits that in the past had flowed to a similar deposit account offered by brokerage firms. Total deposit dollars in the Wall Street account was in excess of $40 million for year 2002.

First Citizens continues to offer free checking coupled with overdraft privilege to attract and retain deposit relationships. Overdraft privilege is a discretionary non-contractual service designed to protect the customer against having their checks returned. Each customer is given an overdraft privilege limit based on the type of account the customer has with the bank and other factors. Overdraft privilege allows the customer to overdraw their account feeling confident checks will be paid within their assigned limit as long as they make regular deposits into their account. Customers are charged the normal overdraft fee for each item paid into overdraft. If the item is over their assigned limit, it will be returned and a non-sufficient fund fee will be assessed.

Maturity distribution of time deposits reflects that 78% of total time deposits in the amount of $100,000 or more will re-price in the next twelve months. Customers are hesitant to lock in rates on time deposit accounts for longer than twelve months given a lack of stability in the economy and low interest rate environment. Time deposits maturing in over 12 months accounts for $30.6 million or 21.85% of maturity distribution total.

Core deposits serve as a source of liquidity for Bancshares. The short term borrowings table reflects maximum amount of borrowings at month end was $10.3 million at December 31, 2002 compared to $33.4 million for the same time period last year. Average amounts outstanding for the period was $4.4 million compared to $4.7 million last year. Long term debt, primarily Federal Home Loan Bank Borrowings reflects average volume at year end 2002 of $67 million at an average rate of 5.36%, with an average maturity of five years and a re-pricing frequency of fixed rate. Liquidity management and long term borrowings are discussed within the Liquidity section of this report.

SHORT TERM BORROWINGS

	As of December 31
	2002	2001
Amount outstanding - end of period	$ --	$ --
Weighted Average Rate of Outstanding	N/A	N/A
Maximum Amount of Borrowings at Month End	$ 10,276	$ 33,391
Average Amounts Outstanding for Period	4,477	4,727
Weighted Average Rate of Average Amounts	2.02%	3.75%

	Average Volume	Average Rate	Average Maturity	Repricing Frequency
FHLB Borrowings	67,277	5.36%	5 years	Fixed
Correspondent Debt	6,844	3.63%	10 years	Variable
Trust Preferred Debt	2,917	5.46%	10 years	Variable

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of the subsidiary banks on December 31, 2002. The overall total increased in excess of $44 million when compared to the prior year. Munford Union deposits included in the 2002 total are $32 million.

Maturity Distribution of Time Deposits in Amounts of $100,000 and Over
December 31
(in thousands)

	2002		2001
	Amount	Percent	Amount	Percent
Maturing in:
3 months or less	$ 66,501	47.41%	$ 21,402	22.28%
Over 3 through 12 months	43,122	30.74	60,881	63.40
Over 12 monhts	30,633	21.85	13,740	14.32
Total	$ 140,256	100.00%	$ 96,023	100.00%
	=======	=======	========	======

The following table sets forth an analysis of sources and uses of funds for the years under comparison.

SOURCES AND USES OF FUNDS
(in thousands)
	2002			2001			2000
		Increase (Decrease)			Increase (Decrease)
Funding Uses	Balance	Amount	Percentage	Balance	Amount	Percentage	Balance
Interest-Earning Assets:
Loans (Net of Unearned Discounts & Reserve)	$ 411,890	$ 52,594	14.63%	$ 359,296	$ 28,828	8.72%	$ 330,468
Taxable Investment Securities	100,344	17,031	20.44%	83,313	(3,795)	(4.35%)	87,108
Non-Taxable Investment Securities	28,421	13,820	94.65%	14,601	1,523	11.64%	13,078
Federal Funds Sold	13,987	6,374	83.72%	7,613	6,412	533.88%	1,201
Interest-Earning Deposits in Banks	2,521	1,588	170.20%	933	(616)	39.76%	1,549
Total Interest-Earning Assets	557,163	91,407	19.62%	465,756	32,352	7.46%	433,404
Other Uses	59,655	5,292	9.73%	54,363	3,069	5.97%	51,296
Total Funding Uses	$ 616,818	$ 96,699	18.59%	$ 520,119	$ 35,419	7.30%	$ 484,700
Interest-Bearing Liabilities:
Savings Deposits	$ 146,844	$ 20,728	16.43%	$ 126,116	$ 11,800	10.32%	$ 114,316
Time Deposits	267,681	41,848	18.53%	225,833	15,656	7.44%	210,177
Federal Funds Purchased and Other Interest-Bearing Liabilities	98,192	19,940	25.48%	78,252	6,430	8.75%	71,822
Total Interest-Bearing Liabilities	512,717	82,516	19.18%	430,201	11,211	2.91%	396,315
Demand Deposits	49,006	11,035	29.06%	37,971	(1,578)	(3.98%)	39,549
Other Sources	55,095	3,148	6.06%	51,947	3,111	6.37%	48,836
Total Funding Sources	$ 616,818	$ 96,699	18.59%	$ 520,119	$ 35,419	7.30%	$ 484,700
	======	======	=======	======	======	=======	======

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
(FIRST CITIZENS NATIONAL BANK)

	Monthly Average Balances and Interest Rates
	2002			2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in Thousands)
	ASSETS
Interest-earning assets:
Total loans (1) (2) (3)	$ 411,890	$ 32,698	7.93%	$ 359,296	$ 33,147	9.22%	$ 330,468	$ 31,631	9.57%
Investment securities:
Taxable	100,344	4,678	4.66%	83,313	4,922	5.90%	87,108	5,732	6.58%
Exempt (4)	28,421	2,091	7.10%	14,601	1,039	7.11%	13,078	959	7.33%
Interest Earning Deposits	2,521	23	0.91%	933	52	5.57%	1,549	86	5.55%
Federal funds sold	13,987	238	1.70%	7,613	382	5.01%	1,201	55	4.57%
Lease financing	--	--	--%	--	--	--%	--	--	--%
Total interest earning assets	557,163	39,656	7.11%	465,756	39,542	8.48%	433,404	38,463	8.87%
Non-Interest earning assets:
Cash and Due From Banks	14,355	--	--%	16,499	--	--%	12,736	--	--%
Bank Premises and Equipment	16,522	--	--%	14,116	--	--%	14,101	--	--%
Other Assets	28,778	--	--%	23,748	--	--%	24,459	--	--%
Total Assets	$ 616,818	--	--%	$ 520,119	--	--%	$ 484,700	--	--%
	========			========			========
	LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits	$ 146,844	$ 1,922	1.30%	$ 126,116	$ 3,249	2.57%	$ 114,316	$ 3,481	3.04%
Time deposits	267,681	8,465	3.16%	225,833	12,056	5.33%	210,177	12,183	5.79%
Federal funds purchased and Other Interest Bearing Liabilities	98,192	4,321	4.40%	78,252	3,967	5.06%	71,822	3,879	5.40%
Total interest-bearing liabilities	512,717	14,708	2.86%	430,201	19,272	4.47%	396,315	19,543	4.93%
Noninterest- bearing liabilities:
Demand deposits	49,005			37,971			39,549
Other liabilities	3,040			3,598			3,451
Total liabilities	564,762			471,770			439,315

Shareholders' equity	52,056			48,349			45,385

Total liabilities and shareholders' equity	$ 616,818			$ 520,119			$ 484,700
	========			========			========
Net interest income		$ 24,948			$ 20,270			$ 18,920
		======			======			======
Net yield on average earning assets			4.47%			4.35%			4.36%
			=====			=====			=====
_____________________
(1)  Loan totals are shown net of interest collected, not earned and loan loss reserves.

(2)  Fee Income is included in interest income and the computations of the yield on loans.

(3)  Includes loans on non-accrual status.

(4)  Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

(5) Includes interest bearing deposit accounts excluding time deposits.

VOLUME/RATE ANALYSIS
	2002 Compared to 2001			2001 Compared to 2000
	Due to Changes in:			Due to Changes in:
	Average Volume	Average Rate	Total Increase/ (Decrease)	Average Volume	Average Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest Earned On:
Loans	$ 4,171	$ (4,620)	$ (449)	$ 2,759	$ (1,243)	$ 1,516
Taxable investments	794	(1,038)	(244)	(250)	(560)	(810)
Tax Exempt Investment Securities	981	(1)	980	112	(32)	80
Interest Bearing Deposits with Other Banks	14	(43)	(29)	(34)	--	(34)
Federal Funds Sold and Securities purchased under agreement to resell	108	(252)	(144)	293	34	327
Lease Financing	--	--	--	--	--	--
Total Interest Earning Assets	$ 6,068	$ (5,954)	$ 114	$ 2,880	$ (1,801)	$ 1,079
Interest Paid On:
Savings deposits	269	(1,596)	(1,327)	359	(591)	(232)
Time deposits	1,322	(4,913)	(3,591)	906	(1,033)	(127)
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	877	(523)	354	347	(259)	88
Total Interest Bearing Liabilities	2,468	(7,032)	(4,564)	1,612	(1,883)	(271)
Net Interest Earnings	$ 3,600	$ 1,078	$ 4,678	$ 1,268	$ 82	$ 1,350
	======	======	======	======	======	======

A summary of average interest earning assets and interest bearing liabilities is set forth in the preceding table together with average yields on the earning assets and average cost on the interest bearing liabilities. Interest earning assets total $557,163 thousand at an average rate of 7.11%, interest earned of $39,656 thousand for the year 2002 compared to $465,756 thousand average rate of 8.48% and interest earned of $39,542 thousand in year 2001. Interest bearing liabilities total $512,717 thousand interest expense of $14,708 thousand in year 2002 compared to $430,201 thousand interest expense of $19,272 thousand and $385,104 thousand in year 2001. The average rate for those years was 2.86% and 4.47% respectively. A reduction in the Federal Funds rate from 6.50% in September 2000 to the 1.50% at December 31, 2002, materially reduced cost of funds resulting in improved interest rate margins and net income levels for the bank. Average volume change in Interest Earning Assets and Liabilities is caused through the combination of the balance sheet of First Citizens and Munford Union Bank.

LOAN PORTFOLIO ANALYSIS COMPOSITION OF LOANS
	December 31
	(In Thousands)
	2002	2001	2000	1999	1998
Real Estate Loans:
Construction	$ 57,758	$ 36,862	$ 34,195	$ 34,431	$ 28,048
Mortgage	285,759	225,743	197,040	189,787	159,637
Commercial, Financial and Agricultural Loans	67,732	64,496	63,703	60,446	87,927
Installment Loans to Individuals	39,089	39,200	42,754	37,595	29,197
Other Loans	3,142	2,725	3,267	3,118	2,522
TOTAL LOANS	$ 453,480	$ 369,026	$ 340,959	$ 325,377	$ 307,331

December 31, 2002 as Compared to December 31, 2001
(in thousands)
Loan Category	Amount of Increase (Decrease)	% of Increase (Decrease)
Real Estate	$ 80,912	30.81%
Commercial, Financial and Agricultural	3,236	5.01%
Installment Loans to Individuals	(111)	(0.28)%
Other Loans	417	15.30%
TOTAL LOANS	$ 84,454	22.88%
	=======	========

Total loans at December 31, 2002 were $453 million compared to $369 million at December 31, 2001. Core net loan growth (excluding acquisitions) increased only $14 million or 3.91 percent when comparing the current period to December 2001. Weak loan growth can be attributed to the slowing economy, a tightening in credit underwriting standards and a rise in unemployment rates in certain markets in which the subsidiary banks operate. In spite of economic conditions, overall loan portfolio quality remains high with approximately $343 million or 76 percent of total portfolio volume recorded in real estate loans; $67.7 million or 15 percent in Commercial and Agricultural loans with installment loans to individuals comprising 9 percent of total portfolio, unchanged from year-end 2001. The loan portfolio of Munford Union Bank is comprised primarily of loans secured by real estate, with 85% of the portfolio falling within this category. Portfolio quality is excellent with net charge-offs for all of 2002 totaling only $5 thousand. The loan loss reserve as a percent of total loans was 1.24 percent at December 31, 2002 versus 1.08 percent at year-end 2001. Net charge-offs to average net loans for the current reportable period were .20 percent, the lowest in the past five years. This compares to .38 percent for the prior year. Loan demand over the next twelve months is expected to remain soft resulting in lower than average growth percentages for First Citizens Bancshares. We will use this time to foster the development of new business relationships and to position the company to take advantage of improved economic conditions that are sure to come.

Quarterly Unemployment rate for Dyer, Obion and Lauderdale Counties for 4th quarter 2002 were as follows:

  Dyer County 5.8% compared to 9.8%, 7.4% and 6.2% for the three previous consecutive quarters of 2002.

  Obion County 5.2% compared to 5.0%, 3.8%, and 3.9% for the three previous consecutive quarters of 2002.

  Lauderdale County 9.1% compared to 11.2%, 8.7%, and 9.5% for the three previous consecutive quarters of 2002.

Quarterly unemployment rate for Shelby County, Memphis area for 4th quarter 2002 was 4.5% compared to 5.4%, 5.5%, and 5.0% for the previous consecutive quarters of 2002. Unemployment rate for the state of Tennessee for the four quarters of 2002 were 5.4%, 5.1%, 4.9%, and 4.9%.

The First Citizens loan portfolio is made up of quality credits and is well diversified with a concentration of credit in real estate related loans. Total real estate related loans are approximately $107,694 thousand at year-end 2002. The largest category of loans is residential mortgage loans, comprising 29.99 percent of total loans, which historically have low loan loss experience. The following table lists categories of real estate loans, volume and category type as a percentage of total loans and loan policy limits established for each category.

Category	Volume	Actual Percentage	Policy Percentage
Agriculture	$ 19,309,636	5.38%	20.00%
Land Acquisition	$ 21,015,506	5.86%	10.00%
Development & Commercial Construction	$ 47,267,312	13.17%	30.00%
Residential Construction	$ 7,470,733	2.08%	10.00%
Residential Mortgage	$ 107,693,900	29.99%	40.00%

REPOSSESSED REAL PROPERTY:

The book value of repossessed real property held by Bancshares at December 31, 2002, inclusive of Munford Union Bank was $1.7 million. Without the total of other real estate property of Munford Union, repossessed real property was $1,057 thousand for First Citizens. Repossessed real property at the end of December 31, 2001 was $1.7 million. Foreclosed properties have been listed with local realtors and a plan to market those properties is in place.

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

Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy. In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, Bancshares will strive to maintain a real estate loan portfolio diversification based upon the following:

  Agricultural loans totaling in the aggregate no more than 20% of total loans.

  Land acquisition and development loans totaling in the aggregate no more than 10% of total loans.

  Commercial construction loans totaling in the aggregate no more than 10% of total loans.

  Residential construction loans totaling in the aggregate no more than 10% of total loans.

  Residential mortgage loans totaling in the aggregate no more than 40% of total loans.

  Commercial loans totaling in the aggregate no more than 30% of total loans.

It is the policy of Bancshares that no real estate loan will be made (except in accordance with the provisions for certain loans in excess of supervisory limits provided for hereinafter) that exceed the loan-to-value percentage limitations ("LTV limits") designated by category as follows:

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

  Amortization Schedules: Every loan must have a documented repayment arrangement. While reasonable flexibility is necessary to meet the credit needs of customers, in general all loans should be repaid within the following time frames:

Loan Category	Amortized Period
Raw Land	10 Years
Construction:
Commercial, multi-family, and other non-residential	20 Years
1-to-4 family residential	20 Years
Improved Property/Farmland	20 Years
Owner-occupied 1-to-4 family and home equity	20 Years

  The average yield on loans of First Citizens National Bank for the years indicated are as follows:

2002	2001	2000	1999	1998
7.93%	9.22%	9.57%	9.10%	9.72%

  The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $86,323,000 at December 31, 2002.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
	Due in One Year or Less	Due after one year but within five years	Due after five years
	(Dollars in thousands)
Real Estate	$ 52,919	$ 56,518	$ 53,618
Commercial, Financial and Agricultural	30,390	30,605	3,501
All Other Loans	10,127	31,586	212
Totals	$ 93,436	$ 118,709	$ 56,881
	=======	=======	=======

  Loans with Maturities After One Year for which:
                                                                                                            (in thousands)
  Interest Rates are Fixed or Predetermined                                     $294,562
  Interest Rates are Floating or Adjustable                                          74,464

  The degree of interest rate risk to which a bank is subjected can be controlled through a well managed asset/liability management program. Bancshares controls interest rate risk by matching assets and liabilities, better explained by employing interest-sensitive funds in assets that are also interest sensitive. Bancshares is liability sensitive since liabilities re-price at a much quicker rate than assets. This means that in a rising rate environment net income would be diluted, while a flat rate or a lower rate environment would result in stable to improved interest rate margins and net income. In recent years the interest rate environment as well as competitive pricing strategies of Bancshares' competition has resulted in a transition in the loan portfolio from primary floating or adjustable rates to a more predetermined or fixed rate portfolio. One of the tools used to ensure market rate return is variable rate loans totaling $74 million or loans held in the portfolio that will mature in one year or less totaling $93.4 million. A total of 40.6% of average loans will re-price either immediately with a change in interest rates or within 12 months, while $187.6 million or 45.56 % of average outstanding loans will mature after one year, but within five years. Only $56.9 million or approximately 16% of average outstanding loans bear maturities of greater than five years.

  NON-PERFORMING LOANS

Non-accrual, Restructured and Past Due Loans and Foreclosed Properties
December 31,
(in thousands)

	2002	2001	2000	1999	1998
Non-accrual Loans	$ 2,216	$ 1,600	$ 1,389	$ 500	$ 303
Restructured Loans	--	--	--	--	--
Foreclosed Property Other Real Estate	1,730	1,730	318	390	177
Other Repossessed Assets	--	--	--	--	--
Loans and Leases 90 days Past due and still accruing interest	1,701	1,228	1,621	335	425
Total Non-performing Assets	$ 5,698	$ 4,558	$ 1,939	$ 1,225	$ 905
	======	======	=======	======	======
Non-performing assets as a percent of loans and leases plus foreclosed property at end of year	1.25%	1.23%	0.56%	0.37%	0.33%
Allowance as a percent of:
Non-performing assets	99.21%	88.08%	194.06%	303.51%	386.30%
Gross Loans	1.24%	1.08%	1.10%	1.14%	1.26%
Addition to Reserve as a percent of Net Charge-Offs	179.00%	118.10%	103.29%	59.30%	154.27%
Loans and leases 90 days past due as a percent of loans and leases at year end	0.37%	0.33%	0.47%	0.10%	0.15%
Recoveries as a percent of Gross Charge-Offs	51.34%	30.98%	19.69%	27.92%	34.77%

  Non-performing assets consists of non-accrual loans, restructured loans, foreclosed properties, and loans and leases 90 days past due and still accruing interest. Non-performing loans at December 31, 2002 and December 31, 2001 were $5.7 million or 1.25% and $4.5 million or 1.23% of loans, leases plus foreclosed property. Loans and leases 90 days past due and still accruing interest ($1.7 million at 12/31/02) consists of smaller consumer loans and are not necessarily reflective of a deterioration of any segment of the loan portfolio. Allowance for loan loss as a percent of non-performing assets as 99.21%, 88.08% and 194.06% as of December 31, 2002, 2001, 2000. Non-performing assets total at year end 2002 is reflective of non-performing credits of Munford Union Bank totaling approximately $600 thousand. The allowance as a percent of gross loans for the same time periods was 1.24%, 1.08% and 1.10% well in excess of the percentage required by regulation. Loan policy calls for an allowance balance of at least 1% of total loans. Continued improvements reflected in the financial ratios are indicative of well communicated loan policies and procedures. Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term. A debt is well secured if it is secured (1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Loans that represent a potential loss are adequately reserved for in the provision for loan losses.

  Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The gross interest income that would have been recorded for the twelve months ending December 31, 2002 if all loans reports as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $175,000. Interest income on loans reported as ninety days past due and on interest accrual status was $147,520 for 2001. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans". Bancshares has no Restructured Loans for the period being reported.

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

LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES
(in thousands)
December 31,

	2002	2001	2000	1999	1998
Average Net Loans Outstanding	$ 411,890	$ 359,296	$ 330,468	$ 323,047	$ 259,416
Balance of Reserve for Loan Losses at Beginning of Period	4,015	3,763	3,718	3,496	2,789
Loan Charge-Offs	(1,743)	(2,017)	(1,701)	(1,214)	(952)
Recovery of Loans Previously Charged Off	895	625	335	339	331
Net Loans Charged Off	(848)	(1,392)	1,366	(875)	(621)
Additions to Reserve Charged to Operating Expense	1,518	1,644	1,411	720	958
Changes incident to Mergers	968	--	--	377	370
Balance at End of Period	$ 5,653	$ 4,015	$ 3,763	$ 3,718	$ 3,496

Ratio of Net Charge-Offs during quarter to Average Net Loans Outstanding	0.20%	0.38%	0.40%	0.28%	0.23%

  The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years. The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding. Changes to the Reserve Account for the year just ended consisted of Loans charged off of $1,743,000 (2) Recovery of loans previously charged off $895,000 and (3) Additions to reserves totaling $1,518,000.

  An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, May, August, and November) and reported to the board at its meeting immediately preceding quarter-end. Requirements of FASB 114 & 118 have been incorporated into the policy for Accounting by Creditor for impairment of a loan. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractional terms of the loan. Impairment means: (1) Impairment of a loan shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value. The impairment decision will be reported to the Board of Directors and other appropriate regulatory agencies as specified in FASB 114 and 118. Bancshares will continue to follow regulatory guidelines for income recognition for purposes of generally accepted accounting principles, as well as regulatory accounting principles.

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

  Management estimates the approximate amount of charge-offs for the 12 month period ending December 31, 2003 to be as follows:

Amount
Domestic:
Commercial, Financial and Agricultural	$ 550,000
Real Estate - Construction	--
Real Estate - Mortgage	500,000
Installment Loans to individuals	700,000
Lease financing	--
01/01/03 through 12/31/03 Total	$ 1,750,000

  The following table will identify charge-offs by category for the periods ending December 31 as indicated:

	Year Ending December 31,
	(in thousands)
Charge-Offs:	2002	2001	2000	1999
Domestic:
Commercial, Financial and Agricultural	$ 188	$ 1,537	$ 761	$ 236
Real Estate - Construction	--	--	--	--
Real Estate - Mortgage	803	480	340	142
Installment Loans to individuals & credit cards	752	795	600	836
Lease financing	--	--	--	--
Total	$ 1,743	$ 2,017	$ 1,701	$ 1,214
Recoveries:
Domestic:
Commercial, Financial and Agricultural	$ 91	$ 336	$ 52	$ 89
Real Estate - Construction	--	--	--	--
Real Estate - Mortgage	565	95	39	6
Installment Loans to individuals & credit cards	239	194	244	244
Lease financing	--	--	--	--
Total	$ 895	$ 625	$ 335	$ 339
Net Charge-offs	$ (848)	$ 1,392	($ 1,366)	($ 875)

  COMPOSITION OF INVESTMENT SECURITIES

	December 31, (in thousands)
	2002	2001	2000	1999	1998
U.S. Treasury & Government Agencies	$ 101,415	$ 74,335	$ 82,707	$ 83,372	$ 89,410
State & Political Subdivisions	35,906	17,798	13,959	12,515	17,113
All Others	5,551	12,141	6,428	3,250	3,207
TOTALS	$ 142,872	$ 104,274	$ 103,094	$ 99,137	$ 109,730
	=======	=======	=======	=======	======

  MATURITY AND YIELD ON SECURITIES

	December 31, 2002 (in thousands)
	Maturing Within One Year		Maturing After One Year But Within Five Years		Maturing After Five Years But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
U.S. Treasury and Government Agencies	$ 37,295	6.69%	$ 41,404	5.30%	$ 6,769	4.48%	$ 15,947	4.79%	$ 101,415
State and Political Subdivisions*	1,885	5.31	4,758	6.04	8,716	6.95	20,547	7.29	35,906
All Others	--	--	871	7.00	956	6.69	3,724	7.21	5,551
Totals	$ 2,316	6.89%	$ 20,933	4.65%	$ 23,702	5.84%	$ 57,323	5.80%	$ 142,872
	======	======	=======	=======	=======	======	======	======	=======
________________________________ * Yields on tax free investments are stated herein on a taxable equivalent basis

  HELD TO MATURITY AND AVAILABLE FOR SALE SECURITIES

December 31, 2002
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 506	$ 508
U.S. Government agency and corporation obligations	0	0	97,831	99,197
Securities issued by states and political subdivisions in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,190	1,235	32,929	34,716
U.S. Securities:
Debt Securities	0	0	5,240	5,551
Equity Securities (including Federal Reserve stock)	0	0	1,829	1,710
Foreign securities:
Debt Securities	0	0	0	0

Total (sum of column A items 1 through 5.a must equal Schedule HC, item 2.a and sum of column D, items 1 through 5.b must equal Schedule HC, item 2.b)	$ 1,190	$ 1,235	$ 138,335	$ 141,682

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

  Objectives of the investment portfolio management are to provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change, and finally optimize investment performance. Investments also serve as collateral for government, public funds, and large deposit accounts that exceed Federal Deposit Insured limits. Pledged investments at year-end totaled $103 million. Total investments at December 31, 2002 were $142,872 thousand with 27% or $39 million maturing within 12 months. Remaining investment maturities are $47,033 thousand or 33% maturing after one year and within five years and $57 million or 40% maturing after five years. The average life, maturity and yield of the investments were 3.06 years, 4.22 years, and 4.77 years respectively. A review of peer data indicates the portfolio yield is less than peers as a result of above average maturities, paydowns, and calls occurring in 2002 and 2001.

  Nevada Investments I and II were incorporated in 2000 as subsidiaries of First Citizens with the sole purpose of housing the investment portfolio. Nevada III and IV were formed in 2002 to house the investments of the newly acquired Munford Union Bank. Annual savings resulting from the formation of these corporation, net of management fees exceed $300 thousand on an annual basis. The banks' investment portfolios are managed through a portfolio advisory agreement with FTN Financial.

  Tennessee governor has proposed legislation that might have a negative impact on our Nevada Corporations if the legislation does pass in the year 2003. This change would negatively impact Bancshares' earnings over $300,000 on an annual basis.

  Bancshares' investment strategy is to classify most of the portfolio as available for sale, which are carried on the balance sheet at fair market value. Classification of available for sale investments allows flexibility to actively manage the portfolio under various market conditions. Bancshares does not use the trading account. Callable U.S. Agencies investments called in 2001 totaled approximately 50% of the bond portfolio. The called investment amounts were reinvested into mortgage backed agencies with very defined traunches and predictable characteristics. These investments also carry an average life of less than 5 years. U.S. Treasuries and Agencies account for 71% of the investment portfolio with mortgage related investments comprising the largest percentage of this category and 50% of total portfolio. Precisely defined mortgage related investments produce consistent cash flows and enable the Company to defend against rising interest rates. Called agency volumes had a material affect on improvement noted in the Banks' liquidity position in 2001. Year 2002 reflects above average maturities, pay-downs and calls in the investment portfolio, but significantly below 2001 volumes. Flow of funds reflected on the statement of cash flows indicates net loan growth $14.3 million while investment purchases will increase $87.9 million. Economic conditions caused a material slowdown in loan growth creating an excess flow of funds into the investment portfolio. The declining rate environment supported a material increase in the market value of the portfolio, increasing other comprehensive income in the capital section 199% when compared to prior year.

  FASB 115 required banks to maintain separate investment portfolios for Held-to-Maturity, Available for Sale, and Trading Account Investments. FASB 115 also requires banks to mark to market the Available for Sale and Trading Account investments at the end of each calendar quarter. Held-to-Maturity account investments are stated at amortized cost on the balance sheet. All purchase and sale transactions in 2002 were made in accordance with specifications set forth in FASB 115. The trading account at December 31, 2002 maintained a zero balance.

  First Citizens engaged in derivative activity as defined by FASB 133 (Reference Footnote 2 of the Accountant's Report page 49).

  Gains/Losses reflected in year-end income statements attributable to trading account securities for the five year period ending 12/31/02 are zero.

  The following table allocates by category unrealized Gains/Losses within the total portfolio as of December 31, 2002 (in thousands):

	Unrealized		Net
	Gains	Losses	Gains/ Losses

U.S. Treasury Securities and Obligations of U.S. Government Agencies and Corporations	$ 1,407	$ 160	$ 1,247
Obligations of States and Political Subdivisions	1,843	11	1,832
All others	312	--	312
Totals	$ 3,562	$ 171	$ 3,391
	======	====	=====

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information called for by this Item is incorporated herein by reference to the "Interstate Risk Management" subsection of Notes 2, 18 & 19 to the Consolidated Financial Statements.

  LIQUIDITY AND INTEREST RATE SENSITIVITY

  Liquidity is managed in a manner to ensure the availability of ample funding to satisfy loan demand, fund investment opportunities, and large deposit withdrawals. The primary funding sources for Bancshares includes customer core deposits, Federal Home Loan Bank borrowings, as well as correspondent bank and other borrowings. Customer based sources accounted for 83.12 percent of funding for the current year versus 82.78 percent for the prior year. Borrowed funds from the Federal Home Loan Bank amounted to 10.78 percent ($69 million) of total funding for 2002 compared to 12.29 percent ($60 million) last year. The Federal Home Loan Bank line of credit is $117 million, with $33 million available at year-end. As of December 31, 2002, First Citizens held $30 million in short term Certificates of Deposit from the State of Tennessee. Because of the lack of loan demand, certain of these deposits will not be re-bid at maturity, reducing the level of Federal Funds Sold and improving net interest margins. At year-end 2002, First Citizens held $9.9 million in brokered Certificates of Deposit, representing 1.9% of total deposits.

  Bancshares' liquidity position improved dramatically in 2002, the result of called investments, above average deposit growth and soft loan demand. Consumers moving dollars into insured investments and away from equities and mutual funds can attribute much of the deposit growth in 2002 to the "flight to quality". The end result of above average deposit growth coupled with slow loan demand is the investment of excess funds into Federal Funds Sold, earning an average overnight rate of 1.50%. This places stress on earnings and pressure on net interest margins. Bancshares' liquidity position is further strengthened by ready access to a diversified base of wholesale borrowings which include lines of credit with the Federal Home Loan Bank and correspondent bank totaling in excess of $140 million. Bancshares has a line of credit for $13 million earmarked for acquisitions and other financial needs of the holding company. The available line amount as of December 31, 2002 was $3.9 million. Bancshares has a crisis contingency liquidity plan to defend against any material downturn in the liquidity position.

  When evaluating liquidity, comparison is made between funding needs and the current level of liquidity, plus liquidity that would likely be available from other sources. This comparison should determine whether funds management practices are adequate. Management should be able to manage unplanned changes in funding sources, as well as react to changes in market conditions that could hinder the bank's ability to quickly liquidate assets with minimal loss. Funds management practices should ensure that Bancshares does not maintain liquidity at too high a cost or by relying unduly on wholesale or credit-sensitive funding sources. Office of the Comptroller of the Currency has established benchmarks for comparison. The following areas are considered Liquidity Red Flags:

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

  Liquidity is a concern of the Asset/Liability and will continue to seek alternative funding sources that are conducive to our net interest margin strategies. The following table reflects Bancshares position as of December 31, 2002 in comparison to the OCC Liquidity Benchmarks.

OCC Liquidity Benchmark	Actual 12/31/02	Actual 12/31/01
Short Term Liabilities/Total Assets > 20%	16.70%	21.35%
On Hand Liquidity to Total Liabilities < 8%	9.38%	10.50%
Loan to Deposits < 80%	90.34%	91.45%
Wholesale Funds/Total Sources > 15%	17.34%	16.66%
Non Core Funding Dependence > 20%	47.89%	68.15%

  There are no known trends or uncertainties that are likely to have a material affect on Bancshares' liquidity or capital resources. There currently exists no recommendations by regulatory authorities which if implemented, would have such an affect. There are no matters of which management is aware that have not been disclosed.

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

  The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. Interest rate risk is separated and analyzed according to the following categories of risk: (1) re-pricing, (2) yield curve, (3) option risk, (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy. Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank's gap position or asset/liability management strategies. The following data schedule reflects a summary of Bancshares' interest rate risk using simulations. The projected 12 month exposure is based on 5 different rate movements (flat, rising, or declining). Three different rate scenarios were used for rising rates since Bancshares is liability sensitive. The rising rate scenarios will dilute Bancshares net income because liabilities re-price faster than its assets. In a rising rate cycle, non-maturity deposits will not re-price until a 250 or 300 basis point rise takes place. In a declining rate cycle, non-maturity deposits will re-price with market conditions until deposits hit a floor position. A 200 basis point rise in rates would cause earnings to decrease because liabilities would re-price quicker than rate sensitive assets.

  Interest Rate Risk
  December 2002
  (in thousands)

  Tier Capital                        $42,918

  Projected 12 Month Exposure

Net Interest Income Levels	Rate Moves in Basis Pts.	Current Position	Possible Scenarios	Variance	% of Net Int Income	% of Net Int Income
Declining 4	-400	$ 18,763	$ 14,311	($ 4,452)	(23.73%)	20.00%
Declining 3	-300	18,763	16,029	($ 2,734)	(14.57%)	20.00%
Declining 2	-200	18,763	17,973	($ 790)	(4.21%)	20.00%
Declining 1	-100	18,763	19,373	610	3.25%	10.00%
Most Likely-Base	0	18,763	18,763	0	0.00%	0.00%
Rising 1	100	18,763	18,319	($ 444)	(2.37%)	(10.00%)
Rising 2	200	18,763	17,758	($ 1,005)	(5.36%)	(25.00%)
Rising 3	300	18,763	18,552	($ 211)	(1.12%)	(25.00%)
Rising 4	400	18,763	19,149	$ 386	2.06%	(30.00%)

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

  Bancshares has implemented multiple strategies to reduce interest rate risk: extended Federal Home Loan Bank borrowings, shortened the repricing date of loans, implemented an interest rate swap that gave the company a variable rate income stream, and increased investments in mortgage backed investments that enables the company to have constant cash inflows.

  The rising rate scenarios will dilute Bancshares' net income because liabilities re-price faster than its assets. In a rising rate cycle, non-maturity deposits will not re-price until a 250 or 300 basis point rise takes place. In a declining rate cycle, non-maturity deposits will re-price with market conditions until deposits hit a floor position. A 200 basis point rise in rates would cause earnings to decrease because liabilities would re-price quicker than rate sensitive assets.

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/02
  (in thousands)

	O/N BAL	O/N RATE	0-3 MONTHS BAL	0-3 RATE	3-12 MONTHS BAL	3-12 RATE

Assets:
Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
Total Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
US Treasury	0.00	0.00	0.00	0.00	1,405.00	3.63
US Agency	0.00	0.00	9,342.75	2.97	11,424.44	2.76
MBS	0.00	0.00	6,339.76	5.13	36,189.80	5.74
Agency	0.00	0.00	15,682.51	3.84	47,614.25	5.02
Municipals	0.00	0.00	493.62	4.15	1,894.65	4.15
Corp & Others	0.00	0.00	5,239.00	7.08	0.00	0.00
Equities	0.00	0.00	0.00	0.00	0.00	0.00
Unrealized G/L	0.00	0.00	0.00	0.00	0.00	0.00
Total Investments	0.00	0.00	21,415.13	4.64	50,913.90	4.95
Fed Funds Sold	0.00	0.00	26,393.00	1.25	0.00	0.00
Fed Funds Sold-Balance	0.00	0.00	0.00	0.00	0.00	0.00
Total Fed Funds Sold	0.00	0.00	26,393.00	1.25	0.00	0.00
Commercial Variable	0.00	0.00	12,386.56	4.75	20,135.36	4.67
Commercial Fixed	0.00	0.00	6,185.36	6.02	11,840.11	6.47
Contra Loans - Troy	0.00	0.00	271.00	(0.50)	0.00	0.00
Floor	0.00	0.00	107.00	4.25	0.00	0.00
Unearned	0.00	0.00	0.00	0.00	0.00	0.00
Total Commercial	0.00	0.00	18,949.92	5.08	31,975.46	5.33
Real Estate Variable	0.00	0.00	46,127.48	5.67	15,276.85	6.40
Real Estate Fixed	0.00	0.00	41,320.13	7.30	76,290.47	7.05
Home Equity +1	0.00	0.00	12,216.44	4.38	0.00	0.00
Home Equity +2	0.00	0.00	3,755.04	5.09	0.00	0.00
Home Equity	0.00	0.00	15,971.48	4.54	0.00	0.00
Secondary Mortgage	0.00	0.00	5,858.76	4.25	0.00	0.00
Total Real Estate	0.00	0.00	109,277.86	6.04	91,567.32	6.94
Installment Variable	0.00	0.00	480.93	5.62	225.78	5.72
Installment Fixed	0.00	0.00	7,016.72	7.91	15,360.51	8.14
Finance Company - 78s	0.00	0.00	0.00	0.00	0.00	0.00
Total Installment	0.00	0.00	7,497.65	7.77	15,586.29	8.10
Credit Cards	0.00	0.00	0.00	0.00	0.00	0.00
Overdrafts	0.00	0.00	755.04	1.31	0.00	0.00
Total Other Loans	0.00	0.00	755.04	1.31	0.00	0.00
Total Loans	0.00	0.00	136,480.47	5.98	139,129.08	6.70
Loan Loss Reserve	0.00	0.00	0.00	0.00	0.00	0.00
Total Net Loans	0.00	0.00	136,480.47	5.98	139,129.08	6.70
Building, Furniture & Fixtures	0.00	0.00	0.00	0.00	0.00	0.00
Other Real Estate	0.00	0.00	0.00	0.00	0.00	0.00
Other Assets	0.00	0.00	0.00	0.00	0.00	0.00
Total Assets	0.00	0.00	184,288.60	5.15	190,042.98	6.23

Liabilities:
Demand	0.00	0.00	0.00	0.00	0.00	0.00
Total Demand	0.00	0.00	0.00	0.00	0.00	0.00
Regular	0.00	0.00	0.00	0.00	5,842.60	1.00
NOW	0.00	0.00	0.00	0.00	11,633.90	1.00
Business	0.00	0.00	0.00	0.00	160.80	0.70
IMF	0.00	0.00	0.00	0.00	0.00	0.00
First Rate	0.00	0.00	0.00	0.00	7,166.00	1.10
Wall Street	46,372.00	1.32	0.00	0.00	0.00	0.00
Dogwood	0.00	0.00	0.00	0.00	1,666.40	0.70
Total Savings	46,372.00	1.32	0.00	0.00	26,469.71	1.01
CD 1-3 Months	0.00	0.00	38,518.33	1.50	5,402.04	1.84
CD 3-6 Months	0.00	0.00	33.83	1.84	18,288.88	2.20
CD 6-12 Months	0.00	0.00	20,065.53	2.08	45,826.34	2.33
CD 13 Months	0.00	0.00	1,426.98	2.19	5,037.85	2.32
CD 1-2 Years	0.00	0.00	16,325.96	3.57	42,643.22	2.62
CD 2-5 Years	0.00	0.00	319.92	6.00	3,346.92	6.27
CD 5 + Years	0.00	0.00	396.58	5.69	1,342.64	5.72
Total CD	0.00	0.00	77,087.13	2.15	121,887.89	2.54

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/02
  (in thousands)

	O/N BAL	O/N RATE	0-3 MONTHS BAL	0-3 RATE	3-12 MONTHS BAL	3-12 RATE
IRA Savings	0.00	0.00	0.00	0.00	0.00	0.00
IRA 1-2 Years	0.00	0.00	4,574.91	2.67	9,001.72	2.51
IRA 2-5 Years	0.00	0.00	244.55	6.51	351.67	5.55
IRA 5 + Years	0.00	0.00	497.97	5.90	360.79	5.22
Total IRA	0.00	0.00	5,317.42	3.15	9,714.18	2.72
Christmas Club	0.00	0.00	0.00	0.00	163.09	1.00
Total Time	0.00	0.00	82,404.55	2.21	131,765.15	2.55
Total Deposits	46,372.00	1.32	82,404.55	2.21	158,234.86	2.29
Fed Funds Purchased - Bal	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Purchased	0.00	0.00	0.00	0.00	0.00	0.00
TT&L	1,000.00	1.25	0.00	0.00	0.00	0.00
Securities Sold - Sweep	9,381.65	1.00	0.00	0.00	0.00	0.00
Securities Sold - Fixed	0.00	0.00	1,756.12	2.72	2,686.55	2.16
FHLB Short Term	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term Fixed	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Libor	0.00	0.00	1,500.00	1.47	0.00	0.00
FHLB Long Term-Callable	0.00	0.00	75.00	6.19	0.00	0.00
Note Payable-Finance-FCNB	0.00	0.00	14,264.19	3.44	0.00	0.00
Note Payable-Finance GE	0.00	0.00	0.00	0.00	0.00	0.00
Total Borrowing	10,381.65	1.02	17,595.31	3.21	2,686.55	2.16
Other Liabilities	0.00	0.00	0.00	0.00	0.00	0.00
Total Other Liabilities	10,381.65	1.02	17,595.31	3.21	2,686.55	2.16
Total Liabilities	56,753.65	1.27	99,999.85	2.39	160,921.41	2.29

Equity:
Retained Earnings	0.00	0.00	0.00	0.00	0.00	0.00
Stock, Surplus, PIC	0.00	0.00	0.00	0.00	0.00	0.00
Unrealized Gains/(Losses)	0.00	0.00	0.00	0.00	0.00	0.00
YTD NET INCOME	0.00	0.00	0.00	0.00	0.00	0.00
Total Equity	0.00	0.00	0.00	0.00	0.00	0.00

Total Liability/Equity	56,753.65	1.27	99,999.85	2.39	160,921.41	2.29

Period Gap	0.00	0.00	84,288.75	0.00	29,121.56	0.00
Cumulative Gap	0.00	0.00	27,535.10	0.00	56,656.66	0.00
RSA/RSL	0.00	0.00	1.84	0.00	1.18	0.00

Off Balance Sheet:
Total Off Balance Sheet	0.00	0.00	0.00	0.00	0.00	0.00

Period Gap	0.00	0.00	84,288.75	0.00	29,121.56	0.00
Cumulative Gap	0.00	0.00	27,535.10	0.00	56,656.66	0.00
RSA/RSL	0.00	0.00	1.84	0.00	1.18	0.00

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/02
  (in thousands)

	1-3 YEARS BAL	1-3 YEARS RATE	3-5 YEARS BAL	3-5 YEARS RATE	5-10 YEARS BAL	5-10 YEARS RATE
Assets:
Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
Total Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00
US Treasury	0.00	0.00	0.00	0.00	0.00	0.00
US Agency	4,498.31	5.27	1,000.00	3.30	0.00	0.00
MBS	26,532.44	5.44	0.00	0.00	0.00	0.00
Agency	31,030.75	5.41	1,000.00	3.30	0.00	0.00
Municipals	3,952.30	4.54	4,891.22	4.77	11,328.80	5.50
Corp & Others	0.00	0.00	0.00	0.00	0.00	0.00
Equities	0.00	0.00	4,451.00	6.00	0.00	0.00
Unrealized G/L	0.00	0.00	0.00	0.00	0.00	0.00
Total Investments	34,983.05	5.31	10,342.22	5.16	11,328.80	5.50
Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Sold-Balance	0.00	0.00	0.00	0.00	0.00	0.00
Total Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	0.00
Commercial Variable	2,694.09	5.01	0.00	0.00	0.00	0.00
Commercial Fixed	10,379.71	7.60	4,166.41	7.37	2,662.66	7.04
Contra Loans - Troy	0.00	0.00	0.00	0.00	0.00	0.00
Floor	0.00	0.00	0.00	0.00	0.00	0.00
Unearned	0.00	0.00	0.00	0.00	0.00	0.00
Total Commercial	13,073.80	7.07	4,166.41	7.37	2,662.86	7.04
Real Estate Variable	23,048.44	6.51	10,165.41	5.48	0.00	0.00
Real Estate Fixed	108,407.48	7.38	0.00	0.00	0.00	0.00
Home Equity +1	0.00	0.00	0.00	0.00	0.00	0.00
Home Equity +2	0.00	0.00	0.00	0.00	0.00	0.00
Home Equity	0.00	0.00	0.00	0.00	0.00	0.00
Secondary Mortgage	0.00	0.00	0.00	0.00	0.00	0.00
Total Real Estate	131,455.92	7.23	10,165.41	5.48	0.00	0.00
Installment Variable	41.03	6.77	41.50	5.53	0.00	0.00
Installment Fixed	13,432.13	8.54	0.00	0.00	0.00	0.00
Finance Company - 78s	0.00	0.00	0.00	0.00	0.00	0.00
Total Installment	13,473.16	8.53	41.50	5.53	0.00	0.00
Credit Cards	0.00	0.00	0.00	0.00	0.00	0.00
Overdrafts	0.00	0.00	0.00	0.00	0.00	0.00
Total Other Loans	0.00	0.00	0.00	0.00	0.00	0.00
Total Loans	158,002.87	7.33	14,373.32	6.03	2,662.66	7.04
Loan Loss Reserve	0.00	0.00	0.00	0.00	0.00	0.00
Total Net Loans	158,002.87	7.33	14,373.32	6.03	2,662.66	7.04
Building, Furniture & Fixtures	0.00	0.00	0.00	0.00	0.00	0.00
Other Real Estate	0.00	0.00	0.00	0.00	0.00	0.00
Other Assets	0.00	0.00	0.00	0.00	0.00	0.00
Total Assets	192,985.92	6.96	24,715.54	5.66	13,991.47	5.80

Liabilities:
Demand	0.00	0.00	0.00	0.00	0.00	0.00
Total Demand	0.00	0.00	0.00	0.00	0.00	0.00
Regular	11,685.20	1.00	5,842.60	1.00	5,842.60	1.00
NOW	23,267.81	1.00	11,633.90	1.00	11,633.90	1.00
Business	321.60	0.70	160.80	0.70	160.80	0.70
IMF	0.00	0.00	0.00	0.00	0.00	0.00
First Rate	7,166.00	1.10	0.00	0.00	0.00	0.00
Wall Street	0.00	0.00	0.00	0.00	0.00	0.00
Dogwood	3,332.80	0.70	1,666.40	0.70	1,666.40	0.70
Total Savings	45,773.41	0.99	19,303.71	0.97	19,303.71	0.97
CD 1-3 Months	0.00	0.00	0.00	0.00	0.00	0.00
CD 3-6 Months	0.00	0.00	0.00	0.00	0.00	0.00
CD 6-12 Months	0.00	0.00	0.00	0.00	0.00	0.00
CD 13 Months	431.99	2.15	0.00	0.00	0.00	0.00
CD 1-2 Years	20,283.98	2.90	0.00	0.00	0.00	0.00
CD 2-5 Years	24,249.57	4.16	340.28	4.31	0.00	0.00
CD 5 + Years	1,449.01	6.10	32,421.80	5.45	226.77	3.95
Total CD	46,414.55	3.65	32,762.08	5.44	226.77	3.95

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/02
  (in thousands)

	1-3 YEARS BAL	1-3 YEARS RATE	3-5 YEARS BAL	3-5 YEARS RATE	5-10 YEARS BAL	5-10 YEARS RATE
IRA Savings	0.00	0.00	0.00	0.00	1,980.16	1.24
IRA 1-2 Years	6,230.97	3.29	2,643.79	6.64	410.23	4.09
IRA 2-5 Years	3,754.45	3.96	104.10	4.23	0.00	0.00
IRA 5 + Years	1,284.17	5.88	2,691.64	4.60	212.26	3.95
Total IRA	11,269.59	3.81	5,439.54	5.58	2,602.65	1.91
Christmas Club	0.00	0.00	0.00	0.00	0.00	0.00
Total Time	57,684.13	3.68	38,201.62	5.46	2,829.42	2.07
Total Deposits	103,457.54	2.49	57,505.33	3.95	22,133.12	1.11
Fed Funds Purchased - Bal	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Purchased	0.00	0.00	0.00	0.00	0.00	0.00
TT & L	0.00	0.00	0.00	0.00	0.00	0.00
Securities Sold - Sweep	0.00	0.00	0.00	0.00	0.00	0.00
Securities Sold - Fixed	3,880.68	3.96	738.60	4.80	0.00	0.00
FHLB Short Term	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term Fixed	0.00	0.00	0.00	0.00	1,199.13	3.85
FHLB Libor	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term-Callable	24.65	6.55	0.00	0.00	65,200.51	5.19
Note Payable-Finance-FCNB	0.00	0.00	0.00	0.00	0.00	0.00
Note Payable-Finance GE	0.00	0.00	0.00	0.00	0.00	0.00
Total Borrowings	3,905.33	3.98	738.60	4.80	66,399.64	5.16
Other Liabilities	0.00	0.00	0.00	0.00	0.00	0.00
Total Other Liabilities	3,905.33	3.98	738.60	4.80	66,399.64	5.16
Total Liabilities	107,362.88	2.55	58,243.93	3.96	88,532.76	4.15

Equity:
Retained Earnings	0.00	0.00	0.00	0.00	0.00	0.00
Stock, Surplus, PIC	0.00	0.00	0.00	0.00	0.00	0.00
Unrealized Gains/(Losses) Mortgage	0.00	0.00	0.00	0.00	0.00	0.00
YTD NET INCOME	0.00	0.00	0.00	0.00	0.00	0.00
Total Equity	0.00	0.00	0.00	0.00	0.00	0.00

Total Liability/Equity	107,362.88	2.55	58,243.93	3.96	88,532.76	4.15

Period Gap	85,623.04	0.00	(33,528.39)	0.00	(74,541.29)	0.00
Cumulative Gap	142,279.70	0.00	108,751.31	0.00	34,210.02	0.00
RSA/RSL	1.80	0.00	0.42	0.00	0.16	0.00

Off Balance Sheet:
Total Off Balance Sheet	0.00	0.00	0.00	0.00	0.00	0.00

Period Gap	85,623.04	0.00	(33,528.39)	0.00	(74,541.29)	0.00
Cumulative Gap	142,279.70	0.00	108,751.31	0.00	34,210.02	0.00
RSA/RSL	1.80	0.00	0.42	0.00	0.16	0.00

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/02
  (in thousands)

	10-15 YEARS BAL	10-15 YEARS RATE	15+ YEARS BAL	15+ YEARS RATE	NON- SENSITIVE BAL	TOTAL BAL
Assets:
Cash and Due From	0.00	0.00	0.00	0.00	21,290.00	21,290.00
Total Cash and Due From	0.00	0.00	0.00	0.00	21,290.00	21,290.00
US Treasury	0.00	0.00	0.00	0.00	0.00	1,405.00
US Agency	242.60	7.34	3,191.99	7.34	0.00	29,700.09
MBS	0.00	0.00	0.00	0.00	0.00	69,062.01
Agency	242.60	7.34	3,191.99	7.34	0.00	98,762.10
Municipals	8,005.85	6.28	3,507.56	6.50	0.00	34,074.00
Corp & Others	0.00	0.00	0.00	0.00	0.00	5,239.00
Equities	0.00	0.00	0.00	0.00	0.00	4,451.00
Unrealized G/L	0.00	0.00	0.00	0.00	3,391.00	3,391.00
Total Investments	8,248.45	6.31	6,699.55	6.90	3,391.00	147,322.10
Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	26,393.00
Fed Funds Sold-Balance	0.00	0.00	0.00	0.00	0.00	0.00
Total Fed Funds Sold	0.00	0.00	0.00	0.00	0.00	26,393.00
Commercial Variable	0.00	0.00	0.00	0.00	0.00	35,216.00
Commercial Fixed	2,739.94	7.09	91.56	8.75	0.00	38,065.75
Contra Loans - Troy	0.00	0.00	0.00	0.00	0.00	271.00
Floor	0.00	0.00	0.00	0.00	0.00	107.00
Unearned	0.00	0.00	0.00	0.00	0.00	0.00
Total Commercial	2,739.94	7.09	91.56	8.75	0.00	73,659.75
Real Estate Variable	0.00	0.00	0.00	0.00	0.00	94,618.19
Real Estate Fixed	0.00	0.00	0.00	0.00	0.00	226,018.08
Home Equity +1	0.00	0.00	0.00	0.00	0.00	12,216.44
Home Equity +2	0.00	0.00	0.00	0.00	0.00	3,755.04
Home Equity	0.00	0.00	0.00	0.00	0.00	15,971.48
Secondary Mortgage	0.00	0.00	0.00	0.00	0.00	5,858.76
Total Real Estate	0.00	0.00	0.00	0.00	0.00	342,466.51
Installment Variable	0.00	0.00	0.00	0.00	0.00	789.24
Installment Fixed	0.00	0.00	0.00	0.00	0.00	35,809.36
Finance Company - 78s	0.00	0.00	0.00	0.00	0.00	0.00
Total Installment	0.00	0.00	0.00	0.00	0.00	36,598.60
Credit Cards	0.00	0.00	0.00	0.00	0.00	0.00
Overdrafts	0.00	0.00	0.00	0.00	0.00	755.04
Total Other Loans	0.00	0.00	0.00	0.00	0.00	755.04
Total Loans	2,739.94	7.09	91.56	8.75	0.00	453,479.90

Loan Loss Reserve	0.00	0.00	0.00	0.00	(5,653.00)	(5,653.00)
Total Net Loans	2,739.94	7.09	91.56	8.75	(5,653.00)	447,826.90
Building, Furniture & Fixtures	0.00	0.00	0.00	0.00	17,866.00	17,866.00
Other Real Estate	0.00	0.00	0.00	0.00	1,781.00	1,781.00
Other Assets	0.00	0.00	0.00	0.00	31,719.00	31,719.00

Total Other Assets	0.00	0.00	0.00	0.00	51,366.00	51,366.00
Total Assets	10,988.39	6.50	6,791.11	6.92	70,394.00	694,198.00

Liabilities:
Demand	0.00	0.00	0.00	0.00	61,535.00	61,535.00
Total Demand	0.00	0.00	0.00	0.00	61,535.00	61,535.00
Regular	0.00	0.00	0.00	0.00	0.00	29,213.01
NOW	0.00	0.00	0.00	0.00	0.00	58,169.52
Business	0.00	0.00	0.00	0.00	0.00	804.00
IMF	0.00	0.00	0.00	0.00	0.00	0.00
First Rate	0.00	0.00	0.00	0.00	0.00	14,332.00
Wall Street	0.00	0.00	0.00	0.00	0.00	46,372.00
Dogwood	0.00	0.00	0.00	0.00	0.00	8,332.00
Total Savings	0.00	0.00	0.00	0.00	0.00	157,222.53
CD 1-3 Months	0.00	0.00	0.00	0.00	0.00	43,920.37
CD 3-6 Months	0.00	0.00	0.00	0.00	0.00	18,322.71
CD 6-12 Months	0.00	0.00	0.00	0.00	0.00	65,891.87
CD 13 Months	0.00	0.00	0.00	0.00	0.00	6,896.82
CD 1-2 Years	0.00	0.00	0.00	0.00	0.00	79,253.16
CD 2-5 Years	0.00	0.00	0.00	0.00	0.00	28,256.69
CD 5 + Years	0.00	0.00	0.00	0.00	0.00	35,836.79
Total CD	0.00	0.00	0.00	0.00	0.00	278,378.41

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/02
  (in thousands)

	10-15 YEARS BAL	10-15 YEARS RATE	15+ YEARS BAL	15+ YEARS RATE	NON- SENSITIVE BAL	TOTAL BAL
IRA Savings	0.00	0.00	0.00	0.00	0.00	1,980.16
IRA 1-2 Years	0.00	0.00	0.00	0.00	0.00	22,861.62
IRA 2-5 Years	0.00	0.00	0.00	0.00	0.00	4,454.77
IRA 5 + Years	0.00	0.00	0.00	0.00	0.00	5,046.82
Total IRA	0.00	0.00	0.00	0.00	0.00	34,343.37
Christmas Club	0.00	0.00	0.00	0.00	0.00	163.09
Total Time	0.00	0.00	0.00	0.00	0.00	312,884.87
Total Deposits	0.00	0.00	0.00	0.00	61,535.00	531,642.40
Fed Funds Purchased - Bal	0.00	0.00	0.00	0.00	0.00	0.00
Fed Funds Purchased	0.00	0.00	0.00	0.00	0.00	0.00
TT & L	0.00	0.00	0.00	0.00	0.00	1,000.00
Securities Sold - Sweep	0.00	0.00	0.00	0.00	0.00	9,381.65
Securities Sold - Fixed	0.00	0.00	0.00	0.00	0.00	9,061.95
FHLB Short Term	0.00	0.00	0.00	0.00	0.00	0.00
FHLB Long Term Fixed	0.00	0.00	0.00	0.00	0.00	1,199.13
FHLB Libor	0.00	0.00	0.00	0.00	0.00	1,500.00
FHLB Long Term-Callable	433.39	6.52	1,184.13	6.58	0.00	66,917.68
Note Payable-Finance-FCNB	0.00	0.00	0.00	0.00	0.00	14,264.19
Note Payable-Finance GE	0.00	0.00	0.00	0.00	0.00	0.00
Total Borrowings	433.39	6.52	1,184.13	6.58	0.00	103,324.60
Other Liabilities	0.00	0.00	0.00	0.00	4,630.00	4,630.00
Total Other Liabilities	433.39	6.52	1,184.13	6.58	4,630.00	107,954.60
Total Liabilities	433.39	6.52	1,184.13	6.58	66,165.00	639,597.00

Equity:
Retained Earnings	0.00	0.00	0.00	0.00	35,174.00	35,174.00
Stock, Surplus, PIC	0.00	0.00	0.00	0.00	17,746.00	17,746.00
Unrealized Gains/(Losses)	0.00	0.00	0.00	0.00	1,681.00	1,681.00
YTD NET INCOME	0.00	0.00	0.00	0.00	0.00	0.00
Total Equity	0.00	0.00	0.00	0.00	54,601.00	54,601.00

Total Liability/Equity	433.39	6.52	1,184.13	6.58	120,766.00	694,198.00

Period Gap	10,555.60	0.00	5,606.98	0.00	(50,372.00)	0.00
Cumulative Gap	44,765.02	0.00	50,372.00	0.00	0.00	0.00
RSA/RSL	25.35	0.00	5.74	0.00	0.58	0.00

Off Balance Sheet:
Total Off Balance Sheet	0.00	0.00	0.00	0.00	0.00	0.00

Period Gap	10,555.00	0.00	5,606.98	0.00	(50,372.00)	0.0
Cumulative Gap	44,765.02	0.00	50,372.00	0.00	0.00	0.00
RSA/RSL	25.35	0.00	5.74	0.00	0.58	0.00

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/02
  (in thousands)

TOTAL RATE
Assets:
Cash and Due From	0.00
Total Cash and Due From	0.00
US Treasury	3.63
US Agency	3.75
MBS	5.57
Agency	5.02
Municipals	5.47
Corp & Others	7.08
Equities	6.00
Unrealized G/L	0.00
Total Investments	5.10
Fed Funds Sold	1.25
Fed Funds Sold-Balance	0.00
Total Fed Funds Sold	1.25
Commercial Variable	4.72
Commercial Fixed	6.90
Contra Loans - Troy	(0.50)
Floor	4.25
Unearned	0.00
Total Commercial	5.82
Real Estate Variable	5.97
Real Estate Fixed	7.25
Home Equity +1	4.38
Home Equity +2	5.09
Home Equity	4.54
Secondary Mortgage	4.25
Total Real Estate	6.72
Installment Variable	5.71
Installment Fixed	8.24
Finance Company - 78s	0.00
Total Installment	8.19
Credit Cards	0.00
Overdrafts	1.31
Total Other Loans	1.31
Total Loans	6.69
Loan Loss Reserve	0.00
Total Net Loans	6.77
Building, Furniture & Fixtures	0.00
Other Real Estate	0.00
Other Assets	0.00
Total Other Assets	0.00
Total Assets	5.50

Liabilities:
Demand	0.00
Total Demand	0.00
Regular	1.00
NOW	1.00
Business	0.70
IMF	0.00
First Rate	1.10
Wall Street	1.32
Dogwood	0.70
Total Savings	1.09
CD 1-3 Months	1.54
CD 3-6 Months	2.20
CD 6-12 Months	2.26
CD 13 Months	2.28
CD 1-2 Years	2.89
CD 2-5 Years	4.43
CD 5 + Years	5.48
Total CD	2.96

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/02
  (in thousands)

TOTAL RATE
IRA Savings	1.24
IRA 1-2 Years	3.26
IRA 2-5 Years	4.23
IRA 5 + Years	5.07
Total IRA	3.54
Christmas Club	1.00
Total Time	3.02
Total Deposits	2.10
Fed Funds Purchased - Bal	0.00
Fed Funds Purchased	0.00
TT & L	1.25
Securities Sold - Sweep	1.00
Securities Sold - Fixed	3.26
FHLB Short Term	0.00
FHLB Long Term Fixed	3.85
FHLB Libor	1.47
FHLB Long Term-Callable	5.22
Note Payable-Finance-FCNB	3.44
Note Payable-Finance GE	0.00
Total Borrowings	4.31
Other Liabilities	0.00
Total Other Liabilities	4.13
Total Liabilities	2.44

Equity:
Retained Earnings	0.00
Stock, Surplus, PIC	0.00
Unrealized Gains/(Losses)	0.00

YTD NET INCOME	0.00
Total Equity	0.00

Total Liability/Equity	2.25

Period Gap	0.00
Cumulative Gap	0.00
RSA/RSL	0.00

Off Balance Sheet:	0.00
Total Off Balance Sheet	0.00

Period Gap	0.00
Cumulative Gap	0.00
RSA/RSL	0.00

  NOTES TO THE GAP REPORT

    The gap report reflects the interest sensitivity positions during a flat rate environment. Time frames could change depending if rates rise or fall.
    Re-pricing over-rides maturities in various time frames.
    Demand deposits, considered to be core, are placed in the last time frame due to lack of interest sensitivity.
    Savings accounts, also considered core, are placed into the 2+ year time frame. In a flat rate environment, saving accounts tend not to re-price or liquidate and become price sensitive only after a major increase in the 6 month CD rate. These accounts are placed in this category instead of the variable position due to history and characteristics.
    Simulations will be utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank will manage the gap between rate sensitive assets and rate sensitive liabilities to expand and contract with the rate cycle phase. Approximately 18% - 20% of CD customers have maturities of 6 months or less. Bancshares will attempt to minimize interest rate risk by increasing the volume of variable rate loans within the portfolio. The bank's Asset/Liability Committee will attempt to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to a minimum by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% of assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the ACLO will strive to keep the amount below this point.

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
RETURN ON EQUITY AND ASSETS FIRST CITIZENS BANCSHARES, INC.
	2002	2001	2000	1999	1998
Percentage of Net Income to:
Average Total Assets	1.27%	1.10%	0.95%	1.22%	1.02%
Average Shareholders' Equity	15.05%	11.91%	10.16%	13.27%	11.22%
Percentage of Dividends Declared Per
Common Share to Net Income	48.66%	64.31%	81.09%	58.35%	57.51%
Percentage of Average Shareholders'
Equity to Average Total Assets	8.43%	9.29%	9.36%	9.24%	9.85%

  Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

CAPITAL RESOURCES/TOTAL ASSETS - YEAR END TOTALS FIRST CITIZENS BANCSHARES, INC.
2002	2001	2000	1999	1998
7.86%	9.25%	9.35%	9.24%	9.12%

  Total capital as of December 31, 2002 was $54.6 million, an increase of 9.62% when compared to the ending balance for the prior year of $49.8 million. Growth in capital during 2002 was supported by undistributed net income and adjustments to capital resulting from increases in market value within the Available for Sale segment of the investment portfolio. Adjustments to capital resulting from changes in market value, quantified as comprehensive income, are made quarterly. Bancshares has historically maintained capital in excess of minimum levels established by regulation and reflects continuous improvement when comparing previous years. The risk based capital ratio of 10.92 percent at December 31, 2002 was significantly in excess of the 8 percent mandated by regulation but less than the 13.81 percent at year-end 2001. The acquisition was accomplished through purchase accounting with no stock issuance and is in keeping with the strategic objective of leveraging Bancshares' capital through growth in assets. The tier I leverage ratio at year-end 2002 was 6.76 percent, with total capital as a percentage of total assets net of loan loss reserves at 7.86 percent.

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

  The dividend pay-out ratio is 48.66 percent for the current period versus 64.31 percent for the prior year. In spite of the fact that dividend pay-outs per share were increased, improved earnings reduced the pay-out ration. The projected pay-out ration for 2003 is in the range of 47-50 percent. The dividend yield in 2002 assuming a $27.50 market price was 3.78 percent, well in excess of the Southeast Bank Group peer average of 2.86 percent. The board of Bancshares approved a five-year stock repurchase program in 2001, which provides for the repurchase of up to $1 million in company stock per year. This program has resulted in the accumulation of 56,357 shares of Treasury Stock. The weighted average cost basis of Treasury Shares is $22.56.

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  CARMICHAEL, DUNN, CRESWELL & SPARKS PLLC
  Certified Public Accountants

185 N. Church Avenue Post Office Box 574 Dyersburg, TN 38024 731-285-7900 phone 731-285-6221 fax http://www.cpainfo.net	American Institute of Certified Public Accountants Tennessee Society of Certified Public Accountants Private Companies Practice Section - AICPA SEC Practice Section - AICPA	Alamo, Tennessee Dyersburg, Tennessee Fulton, Kentucky Henderson, Tennessee Jackson, Tennessee McKenzie, Tennessee Paris, Tennessee Trenton, Tennessee Union City, Tennessee

  INDEPENDENT AUDITORS' REPORT

  Board of Directors
  First Citizens Bancshares, Inc.
  Dyersburg, Tennessee 38024

  We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and its subsidiary as of December 31, 2002 and 2001, and their results of operations and cash flows for the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

  /s/ CARMICHAEL, DUNN, CRESWELL & SPARKS PLLC
  Dyersburg, Tennessee
  February 5, 2003

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED BALANCE SHEET
  DECEMBER 31, 2002 AND 2001

	2002	2001
	(In thousands)
ASSETS
Cash and due from banks	$ 21,290	$ 15,296
Federal funds sold	26,393	15,887
Investment securities
Securities held-to-maturity (fair value of $1,235 at December 31, 2002 and $2,648 at December 31, 2001	1,190	2,615
Securities available-for-sale, at fair value	141,682	101,659
Loans (net of unearned income of $1,473 in 2002 and $1,738 in 2001	453,480	369,026
Less: Allowance for loan losses	5,653	4,015
Net Loans	447,827	365,011
Premises and equipment, net	17,866	14,571
Accrued interest receivable	4,603	3,848
Intangible Assets	13,261	3,636
Other assets	20,086	15,468

TOTAL ASSETS	$ 694,198	$ 537,991
	========	=======
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
Demand	$ 61,535	$ 41,917
Time	312,885	228,459
Savings	157,222	133,132
Total Deposits	531,642	403,508
Securities sold under agreements to repurchase	18,444	17,827
Long term debt	83,881	63,075
Other liabilities	5,630	3,772

TOTAL LIABILITIES	$ 639,597	$ 488,182

Stockholders' Equity
Common stock, No par value:
Shares authorized - 10,000,000; issued - 3,717,593 in 2002 and 2001	3,718	3,718
Surplus	15,299	15,298
Retained earnings	35,174	31,151
Accumulated other comprehensive income	1,681	563
Less treasury stock, at cost - 56,357 shares in 2002 and 42,368 shares in 2001	(1,271)	(921)
TOTAL STOCKHOLDERS' EQUITY	$ 54,601	$ 49,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 694,198	$ 537,991
	==========	========

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF INCOME
  Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Interest Income	(In thousands except per share data)
Interest and fees on loans	$ 32,698	$ 33,147	$ 31,631
Interest and dividends on investment securities:
Taxable	4,407	4,640	5,496
Tax-exempt	1,333	686	633
Dividends	271	282	236
Other interest income	261	434	141
Total Interest Income	38,970	39,189	38,137

Interest Expense
Interest on deposits	10,387	15,305	15,664
Interest on long-term debt	3,844	3,184	2,435
Other interest expense	477	783	1,444
Total Interest Expense	14,708	19,272	19,543
Net interest income	24,262	19,917	18,594
Provision for loan losses	1,518	1,644	1,411
Net interest income after provision for loan losses	22,744	18,273	17,183

Other Income
Income from fiduciary activities	802	779	883
Service charges on deposit accounts	3,640	3,214	2,711
Brokerage fees	891	760	950
Securities gains (losses) - net	189	127	(20)
Other income	2,166	1,515	1,548
Total Other Income	7,688	6,395	6,072

Other Expenses
Salaries and employee benefits	10,846	8,912	8,751
Net occupancy expense	1,299	1,031	1,058
Depreciation	1,392	1,388	1,431
Data processing expense	673	532	449
Legal and professional fees	186	166	98
Stationary and office supplies	280	233	229
Amortization of intangibles	53	322	320
Executive payments	--	--	809
Other expenses	4,606	4,121	3,501
Total Other Expenses	19,335	16,705	16,646
Net income before income taxes	$ 11,097	$ 7,963	$ 6,609
Provision for income tax expense	3,259	2,202	1,997
Net income	$ 7,838	$ 5,761	$ 4,612
	=====	=====	=====
Earnings Per Common Share:
Net income	$ 2.14	$ 1.56	$ 1.24
	=====	=====	=====
Weighted average shares outstanding	3,668	3,703	3,709
	=====	=====	=====

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
(In thousands)
Net income for year	$ 7,838	$ 5,761	$ 4,612

Other comprehensive income, net of tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	1,118	934	1,665
Total Comprehensive Income	$ 8,956	$ 6,695	$ 6,277
	=====	=====	=====
Required disclosures of related tax effects allocated to each component of other comprehensive income:
	Before-tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Year Ended December 31, 2002

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$ 2,030	$ (812)	$ 1,218
Less reclassification adjustments for gains included in net income	(167)	67	(100)
Net Unrealized Gains (Losses)	$ 1,863	$ (745)	$ 1,118
	=====	=====	=====
Year Ended December 31, 2001

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$ 1,345	$ (538)	$ 807
Less reclassification adjustments for gains included in net income	212	(85)	127
Net Unrealized Gains (Losses)	$ 1,557	$ (623)	$ 934
	=====	=====	=====
Year Ended December 31, 2000

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$ 2,772	$ (1,109)	$ 1,663
Less reclassification adjustments for gains included in net income	3	(1)	2
Net Unrealized Gains (Losses)	$ 2,775	$ (1,110)	$ 1,665
	=====	=====	=====

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  Years Ended December 31, 2002, 2001, and 2000
   (In thousands except per share data)

	Common Stock Shares At Par		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Obligation of Employee Stock Ownership Plan	Total Stockholders' Equity
Balance at January 1, 2000	3,705	$ 3,705	$ 15,034	$ 28,298	$ (2,036)	$ (204)	$ (1,117)	$ 43,680
Net income, year ended December 31, 2000				4,612				4,612
Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes ($1,110) during the year					1,753			1,753
Cash dividends paid - $1.00 per share				(3,741)				(3,741)
Sale of common stock	13	13	287					300
Treasury stock transactions - net			(19)			157		138
Principal payments - ESOP							309	309
Unrealized loss - derivatives					(88)			(88)
Prior period adjustment of unearned interest, net of tax	--	--	--	(74)	--	--	--	(74)
Balance, December 31, 2000	3,718	3,718	15,302	29,095	(371)	(47)	(808)	46,889

Net income, year ended December 31, 2001				5,761				5,761
Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes ($623) during the year					934			934
Cash dividends paid - $1.00 per share				(3,705)				(3,705)
Treasury stock transactions - net			(4)			(874)		(878)
Principal payments - ESOP	--	--	--	--	--	--	808	808
Balance, December 31, 2001	3,718	3,718	15,298	31,151	563	(921)	--	49,809

Net income, year ended December 31, 2002				7,838				7,838
Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes ($745) during the year					1,118			1,118
Cash dividends paid - $1.04 per share				(3,815)				(3,815)
Treasury stock transactions - net	--	--	1	--	--	(350)	--	349
Balance, December 31, 2002	3,718	$ 3,718	$ 15,299	$ 35,174	$ 1,681	$ (1,271)	$ --	$ 54,601
	======	======	=======	======	=======	======	=======	=======

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED STATEMENT OF CASH FLOWS
  Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	(In thousands)
Operating Activities
Net income	$ 7,838	$ 5,761	$ 4,612
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	1,518	1,644	1,411
Provision for depreciation	1,392	1,388	1,431
Provision for amortization - intangibles	53	322	320
Deferred income taxes	233	49	921
Realized investment security (gains) losses	(189)	(127)	20
(Increase) decrease in accrued interest receivable	(755)	1,748	(243)
Increase (decrease) in accrued interest payable	(514)	(613)	480
Increase in other assets	1,820	(2,358)	(2,738)
Increase (decrease) in other liabilities	1,464	585	(380)
Net cash provided by operating activities	12,860	8,399	5,834
Investing Activities
Proceeds of maturities of held-to-maturity investment securities	1,420	14,090	3,640
Proceeds of sales and maturities of available-for-sale investment securities	76,693	92,763	7,213
Purchases of available-for-sale investment securities	(87,978)	(106,972)	(13,165)
Acquisition of subsidiary, net of cash and cash equivalents received	(10,173)
Increase in loans - net	(14,336)	(29,459)	(16,948)
Purchase of premises and equipment	(1,350)	(1,935)	(2,038)
Net Cash provided by investing activities	(35,724)	(31,513)	(21,298)
Financing Activities
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	(57,234)	14,506	3,559
Increase in time deposits - net	84,426	17,148	1,476
Increase in long-term borrowing	16,437	19,646	32,165
Payment of principal on long-term debt	(289)
Proceeds from Sale of Common Stock			300
Cash Dividends Paid	(3,815)	(3,705)	(3,741)
Net Increase (decrease) in short-term borrowings	188	(16,347)	(11,916)
Treasury stock transactions - net	(349)	(878)	138
Net Cash provided by Financing Activities	39,364	30,370	21,981

Increase in Cash and Cash Equivalents	16,500	7,256	6,517

Cash and cash equivalents at beginning of year	31,183	23,927	17,410
Cash and cash equivalents at end of year	$ 47,683	$ 31,183	$ 23,927
	======	======	======

  Cash payments made for interest and income taxes during the years presented are as follows:

	2002	2001	2000
Interest	$ 15,222	$ 19,259	$ 19,063
Income Taxes	3,184	1,751	2,337

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.,
  AND SUBSIDIARY
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  December 31, 2002 and 2001

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  The accounting and reporting policies of First Citizens Bancshares, Inc., and Subsidiary conform to generally accepted accounting principles. The significant policies are described as follows:

  BASIS OF PRESENTATION

  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and its subsidiaries First Citizens National Bank, Munford Union Bank, and First Citizens (TN) Statutory Trust. First Citizens National Bank also has three wholly-owned subsidiaries, First Citizens Financial Plus, Delta Finance Company and Nevada Investments I, Inc. which are consolidated into its financial statements. Munford Union Bank owns all of the outstanding capital stock of Nevada Investments III which is included in the consolidated financial statements. First Citizens Bancshares, Inc.'s investment in these subsidiaries is reflected on the Parent Company balance sheet (Note 13) at the equity in the underlying assets.

  During the year ended December 31, 2000, First Citizens National Bank organized, as a wholly-owned subsidiary, Nevada Investments I, Inc., a Nevada corporation. Subsequently, Nevada Investments II, Inc. was organized in the State of Nevada as a wholly-owned subsidiary of Nevada Investments I, Inc. First Citizens National Bank contributed all of its securities investments to these Nevada corporations as contributed capital.

  As of June 1, 2002, First Citizens Bancshares, Inc. acquired all of the outstanding capital stock of Metropolitan Bancshares, Inc., parent company of Munford Union Bank, in a transaction accounted for as a purchase. Metropolitan Bancshares, Inc. was subsequently dissolved transferring all of its assets to First Citizens Bancshares, Inc. Munford Union Bank then organized its subsidiary, Nevada Investments III, to hold and manage the investment securities of Munford Union Bank. Munford Union Bank transferred all of its investment securities to Nevada Investments III as contributed capital.

  Also, during the year ended December 31, 2002, the Company organized the First Citizens (TN) Statutory Trust as a wholly-owned subsidiary. The purpose and activities of this subsidiary are further discussed in Note 14 of Notes to the Consolidated Financial Statements.

  All significant inter-company accounts are eliminated in consolidation.

  NATURE OF OPERATIONS

  The Company and its subsidiary provide commercial banking services of a wide variety to individuals and corporate customers in the mid-southern United States with a concentration in west Tennessee. The Company's primary products are checking and savings deposits and residential, commercial, and consumer lending.

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

  LOANS

  Loans are reflected on the balance sheets at the unpaid principal amount less the allowance for loan losses and unearned income.

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

  NOTE 2 - INVESTMENT SECURITIES

  The following tables reflect amortized cost, unrealized gains, unrealized losses, and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

HELD-TO-MATURITY
December 31, 2002
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$ 1,190	$ 45	$ --	$ 1,235
Total Securities Investments	$ 1,190	$ 45	$ --	$ 1,235
	=====	=====	====	=====

AVAILABLE-FOR-SALE
December 31, 2002
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 98,458	$ 1,407	$ 160	$ 99,705
Obligations of states and political subdivisions	32,929	1,798	11	34,716
Other debt securities	6,949	312	--	7,261
Total Securities Investments	$ 138,336	$ 3,517	$ 171	$ 141,682
	=====	=====	====	=====

HELD- TO- MATURITY
December 31, 2001
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 1,000	$ 33	$ --	$ 1,033
Obligations of states and political subdivisions	1,615	--	--	1,615
Total Securities Investments	$ 2,615	$ 33	$ --	$ 2,648
	=====	=====	====	=====

AVAILABLE-FOR-SALE
December 31, 2001
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,038	$ 403	$ 60	$ 22,381
Obligations of states and political subdivisions	15,969	271	58	16,182
Mortgage-backed securities	52,070	573	88	52,555
Corporate debt securities	6,655	149	7	6,797
Total Debt Securities	96,732	1,396	213	97,915
Equity Investments	3,675	69	--	3,744
Total Securities Investments	$ 100,407	$ 1,465	$ 213	$ 101,659
	=====	=====	====	=====

  The tables below summarize maturities of debt securities held-to-maturity and available-for-sale as of December 31, 2002 and 2001:

December 31, 2002
(in thousands)
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts Maturing In:
One Year or less	$ 216	$ 219	$ 38,041	$ 38,964
After one year through five years	225	228	45,699	46,808
After five years through ten years	749	788	15,320	15,692
After ten years	--	--	39,276	40,218
	$ 1,190	$ 1,235	$ 138,336	$ 141,682
	======	======	========	========

December 31, 2001
(in thousands)
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts Maturing In:
One Year or less	$ 1,156	$ 1,191	$ 1,167	$ 1,160
After one year through five years	555	562	21,527	21,378
After five years through ten years	904	895	22,485	22,798
After ten years	--	--	51,553	52,579
	$ 2,615	$ 2,648	$ 96,732	$ 97,915
	======	======	========	========

Securities gains (losses) presented in the consolidated statements of income consist of the following:

Year Ended December 31	Gross Sales	Gains	Losses	Net
	(In thousands)

2002 - Securities available-for-sale	$ 10,482	$ 189	$ --	$ 189
2001 - Securities available-for-sale	6,000	127		127
2000 - Securities available-for-sale	3,375		20	(20)

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

  At December 31, 2002 and 2001, investment securities were pledged to secure government, public and trust deposits as follows:

December 31	Amortized Cost	Fair Value
2002	$ 99,543	$ 101,599
2001	75,346	76,383

  At December 31, 2002, the Company has unrealized gains on securities available-for-sale totaling $3,360,000, resulting in accumulated other comprehensive income in the amount of $2,016,000.

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

  Nevada Investments II, Inc., exchanged a fixed investment cash flow for a variable cash flow that fluctuates with the Libor rate. The new variable investment is then matched with a variable borrowing cash flow generating a positive interest rate spread of 250 basis points. The purpose of this transaction was to increase the Company's earnings, and the amount of the asset involved and the risk associated with this transaction is within the Company's Funds Management Policy. The hedge matures in ten (10) years.

  During the year, the value of the derivative decreased by $243,000 due to market interest rate fluctuations, resulting in a negative other comprehensive income attributable to derivatives of $334,000, which is reflected in accumulated other comprehensive income at December 31, 2002.

  NOTE 3 - LOANS

  Loans outstanding at December 31, 2002 and 2001, were comprised of the following:

	2002	2001
	(In thousands)
Commercial, financial and agricultural	$ 67,446	$ 64,496
Real estate - construction	57,758	36,862
Real estate - mortgage	285,759	225,743
Installment	39,232	39,200
Other loans	3,285	2,725
	453,480	369,026
Less: Allowance for loan losses	5,653	4,015
Net Loans	$ 447,827	$ 365,011
	======	======

  In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans with carrying values of $1,291,584 at December 31, 2002, and $1,600,000 at December 31, 2001, as being impaired. The balance maintained in the Allowance for Loan Losses related to these loans was $556,369 at December 31, 2002, and $694,700 at December 31, 2001.

  NOTE 4 - ALLOWANCE FOR LOAN LOSSES

  An analysis of the allowance for loan losses during the three years ended December 31 is as follows:

	2002	2001	2000
	(In thousands)
Balance - beginning of period	$ 4,015	$ 3,763	$ 3,718
Addition incident to merger	968
Provision for loan losses charged to operations	1,518	1,644	1,411
Loans charged to allowance, net of loan loss recoveries of $625,398; $895,000, and $308,669	(848)	(1,392)	(1,366)
Balance - end of period	$ 5,653	$ 4,015	$ 3,763
	======	======	======

  For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 2002, the deduction taken was $740,402. The deductions for tax purposes in 2001 and 2000 were $1,455,272 and $1,820,429, respectively.

  NOTE 5 - PREMISES AND EQUIPMENT

  The fixed assets used in the ordinary course of business are summarized as follows:

	Useful Lives in Years	2002	2001
		(In thousands)
Land		$ 3,093	$ 2,193
Buildings	5 to 50	16,350	14,330
Furniture and equipment	3 to 20	12,802	11,320
		32,245	27,843
Less: Accumulated depreciation		14,379	13,272
Net Fixed Assets		$ 17,866	$ 14,571
		=======	=======

  NOTE 6 - REPOSSESSED REAL PROPERTY

  The carrying value of repossessed real property on the balance sheets of the Corporation is $1,782,870 at December 31, 2002, and $1,757,392 at December 31, 2001. The value of repossessed real property is reflected on the balance sheets in "other assets."

  NOTE 7 - DEPOSITS

  Included in the deposits shown on the balance sheets are the following time deposits and savings deposits in denominations of $100,000 or more:

	2002	2001
	(In thousands)
Time Deposits	$ 140,256	$ 96,023
Savings Deposits	72,136	69,712

  NOW accounts, included in savings deposits on the balance sheets, totaled $58,287,421 at December 31, 2002, and $38,524,682 at December 31, 2001.

  First Citizens National Bank routinely enters into deposit relationships with its directors, officers, and employees in the normal course of business. These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officers and directors on deposit as of December 31, 2002 and 2001 were $8,646,911 and $7,094,407, respectively.

  Time deposits maturing in years subsequent to December 31, 2002, are as follows:

(In thousands)
One year or less	$ 249,969
After one year through three years	47,711
After three years through five years	23,362
After five years	492

Total	$ 321,534
=======

  NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

  First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and the First Citizens National Bank 401(k) Plan as employee benefits. The 401(k) plan was adopted October 1, 2000. The plans provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. During the year 2002, the Company contributed amounts equal to three percent (3%) of total eligible compensation to the 401(k) plan and seven percent (7%) of eligible compensation to the employee stock ownership plan. Contributions to the plans totaled $640,000 in 2002, $619,964 in 2001, and $629,820 in 2000.

  Munford Union Bank also maintains a 401(k) employee benefit plan to which it contributes four percent (4%) of pre-tax earning annually. In the year 2002, the contribution totaled $76,050.

  NOTE 9 - INCOME TAXES

  Provision for income taxes is comprised of the following:

	2002	2001	2000
	(In thousands)
Federal income tax expense (benefit)
Current	$ 3,190	$ 2,075	$ 1,555
Deferred	(198)	(3)	210
State income tax expense (benefit)
Current	302	131	193
Deferred	(35)	(1)	39
	$ 3,259	$ 2,202	$ 1,997
	======	=====	======

  The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

	2002	2001	2000
	(In thousands)
Tax expense at statutory rate	$ 3,773	$ 2,707	$ 2,247
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	176	79	152
Tax exempt interest	(460)	(245)	(215)
Effect of life insurance	(182)	(144)	(115)
Amortization of goodwill		123	123
Dividends - Employee Stock Ownership Plan		(296)
Other items	(48)	(22)	(195)
	$ 3,259	$ 2,202	$ 1,997
	======	======	======

  Deferred tax liabilities have been provided for taxable temporary differences related to depreciation, accretion of securities discounts, and other minor items. Deferred tax assets have been provided for deductible temporary differences related primarily to the allowance for loan losses and adjustments for loss on repossessed real estate. The net deferred tax liabilities, which are included in "other liabilities" in the accompanying consolidated balance sheets, include the following components:

	2002	2001
	(In thousands)
Deferred tax liabilities	$ (856)	$ (497)
Deferred tax assets	512	387
Net deferred tax liabilities	$ (344)	$ (110)
	======	=====

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

  As of December 31, 2002, the most recent notification from the Bank's primary regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total risk-based capital (to risk weighted assets)	$ 50,979	10.92%	$ 37,335	> 8.0%	$ 46,669	> 10.0%
Tier 1 capital (to risk weighted assets)	45,326	9.71%	18,668	> 4.0%	28,002	> 6.0%
Tier 1 capital (to average assets)	45,326	6.76%	26,839	> 4.0%	33,549	> 5.0%

As of December 31, 2001:
Total risk-based capital (to risk weighted assets)	$ 49,656	14.04%	$ 28,294	> 8.0%	$ 35,367	> 10.0%
Tier 1 capital (to risk weighted assets)	45,610	12.90%	14,147	> 4.0%	21,220	> 6.0%
Tier 1 capital (to average assets)	45,610	8.63%	21,135	> 4.0%	26,418	> 5.0%

  NOTE 11 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

  The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required balances during 2002 and 2001 were $2,487,000 and $5,023,000, respectively.

  NOTE 12 - RESTRICTIONS ON CAPITAL AND PAYMENTS OF DIVIDENDS

  The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceeded the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 2002, approximately $10.8 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.

  NOTE 13 - CONDENSED FINANCIAL INFORMATION

  FIRST CITIZENS BANCSHARES, INC.
  (Parent Company Only)

	December 31,
	2002	2001
	(In thousands)
BALANCE SHEETS
ASSETS
Cash	$ 659	$ 148
Investment in subsidiaries	68,173	49,588
Other assets	215	75
TOTAL ASSETS	$ 69,047	$ 49,811
	========	=======
LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Long-term debt	$ 14,266	$
Accrued expenses	180	2
TOTAL LIABILITIES	$ 14,446	$ 2

STOCKHOLDERS' EQUITY	54,601	49,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 69,047	$ 49,811
	========	========

	December 31,
	2002	2001
	(In thousands)
STATEMENTS OF INCOME
INCOME
Dividends from bank subsidiary	$ 10,165	$ 3,705
Other income	25	36
TOTAL INCOME	10,190	3,741

EXPENSES
Interest expense	443
Other expenses	178	224
TOTAL EXPENSES	621	224

Income before income taxes and equity in undistributed net income of bank subsidiary	9,569	3,517
Income tax expense (benefit)	(228)	(72)
	9,797	3,589
Equity in undistributed net income of bank subsidiary	(1,959)	2,172
NET INCOME	$ 7,838	$ 5,761
	========	========

	December 31,
	2002	2001
	(In thousands)
STATEMENTS OF CASH FLOWS
Operating Activities
Net income	$ 7,838	$ 5,761
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	1,959	(2,172)
(Increase) decrease in other assets	(88)	49
Increase (decrease) in other liabilities	178	2
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,887	3,640

Investing Activities
Investment in subsidiaries	(19,478)

Financing Activities
Payment of dividends and payments in lieu of fractional shares	(3,815)	(3,705)
Proceeds of long term borrowing	14,555	--
Payment of principal on long term debt	(289)
Treasury stock transactions - net	(349)	(878)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,102	(4,583)

INCREASE (DECREASE) IN CASH	511	(943)
Cash at beginning of year	148	1,091
CASH AT END OF YEAR	$ 659	$ 148
	========	========

  NOTE 14 - LONG TERM DEBT

  In March, 2002, First Citizens Bancshares, Inc. formed a new wholly-owned subsidiary, First Citizens (TN) Statutory Trust under the provisions of the Business Act of Delaware. The subsidiary was formed for the purpose of issuing preferred securities and conveying the proceeds to First Citizens Bancshares, Inc. in exchange for long-term, subordinated debentures issued by First Citizens Bancshares, Inc. The debentures are the only assets of the trust.

   On March 26, 2002, the Company, through its Trust subsidiary, issued 5,000 floating rate Preferred Trust Securities in denominations of $1,000 for a total of $5,000,000, which mature thirty (30) years from the date of issuance. Interest is payable on March 26, June 26, September 26 and December 26 of each year during the term. The interest rate is calculated quarterly equal to the three month LIBOR interest rate plus 3.6%, provided that prior to March 26, 2007, the interest rate cannot exceed eleven percent (11%). The responsibilities of the Company concerning the debentures and the related documents constitute a full and unconditional guarantee by the Company of the Trust issuer's preferred securities.

  Although for accounting presentation, the Preferred Trust Securities are treated as debt, the outstanding balance qualifies as Tier 1 capital subject to the provision that the amount of the securities included in Tier 1 Capital cannot exceed twenty-five percent (25%) of total Tier 1 capital.

  The purpose of the issuance of the above described securities was to assist in the funding of the purchase of the Munford Union Bank. First Citizens Bancshares, Inc. will be dependent on the profitability of its subsidiaries and their ability to pay dividends in order to service its long term debt.

  First Citizens National Bank has secured advances from the Federal Home Loan Bank in the amounts of $60,199,000 at December 31, 2002, and $60,575,000 at December 31, 2001.  At December 31, 2002, $60,574,621 is considered long-term in nature. These advances bear interest at rates which vary from 3.97% to 6.55% and mature in the years 2008 through 2011. The obligations are secured by the Bank's entire portfolio of fully disbursed, one to four family residential mortgages.

  At December 31, 2001, Delta Finance Company, a subsidiary of First Citizens National Bank, was obligated to General Appliance and Furniture Company, Inc. on an unsecured note payable in the amount of $1,000,000, which bore interest at the rate of five and three-quarter percent (5.75%) per annum and matured March 1, 2002.

  Delta Finance Company was also obligated to White and Associates/First Citizens Insurance, LLC on an unsecured note with an outstanding principal balance of one million, five hundred thousand dollars ($1,500,000). The debt bore interest at the rate 5.98 percent per annum and matured on March 1, 2002.

  As of December 31, 2002, Munford Union Bank was indebted to the Federal Home Loan Bank in the amount of $9,393,203. These obligations bear interest at rates which range from 2.85% to 7.55% and mature in years from 2003 to 2019.

  Averages for the years 2002 and 2001 are as follows:

	Average Volume	Average Interest Rate	Average Maturity
	(In thousands)
2002
First Citizens Bancshares, Inc.	9,761	4.17%	7 years
First Citizens National Bank	67,277	5.36%	5 years
Delta Finance Company	0	0%

2001
First Citizens National Bank	59,424	5.36%	3 years
Delta Finance Company	2,233	5.88%	1 year

  Maturities of principal on the above referenced long-term debt for the following five years are as shown:

Years Ending December 31,
2003	$ --
2004	--
2005	--
2006	--
2007	--
Thereafter	83,881
$ 83,881
======

  NOTE 15 - REVOLVING LINE OF CREDIT

  First Citizens Bancshares, Inc. has approved a two-year line of credit with First Tennessee Bank National Association in the amount of $13 million, secured by common stock of First Citizens Bancshares, Inc. having a total market value of $17 million. The purpose of the line of credit is for use in various financial strategies including the acquisition of Munford Union Bank. Interest on the outstanding balance is payable on a quarterly basis, calculated a 100 basis points below the base rate of First Tennessee Bank. At December 31, 2002, the outstanding balance on this line is $9.1 million.

  NOTE 16 - SHORT-TERM BORROWINGS

  At December 31, 2002 and 2001, First Citizens National Bank had outstanding balances in short-term borrowings as follows:

	2002	2001
	(In thousands)
Outstanding balance - end of period	$ --	$ --
Weighted Average Interest Rate	N/A	N/A
Maximum Amount of Borrowings at Month End	10,276	33,391
Average Balances Outstanding for Period	4,477	4,727
Average Weighted Average Interest Rates	2.02%	3.75%

  NOTE 17 - NON-CASH INVESTING AND FINANCING ACTIVITIES

  During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

Investing	2002	2001	2000
	(In thousands)
Other real estate acquired in
satisfaction of loans	$ 1,523	$ 1,340	$ 804

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

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 2002 and 2001, First Citizens National Bank had outstanding loan commitments of $90,174,000 and $65,140,000, respectively. Of these commitments, none had an original maturity in excess of one year.

  Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when it is deemed necessary. At December 31, 2002 and 2001, outstanding standby letters of credit totaled $1,477,000 and $1,032,000, respectively.

  In the normal course of business, First Citizens National Bank extends loans, which are subsequently sold to other lenders, including agencies of the U. S. government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan. At December 31, 2002 and 2001, however, the Bank had no loans sold.

  NOTE 19 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

  First Citizens National Bank grants agribusiness, commercial, residential, and personal loans to customers throughout a wide area of the mid-southern United States. A large majority of the Bank's loans, however, are concentrated in the immediate vicinity of the Bank or west Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent upon the agribusiness and industrial economic sectors of that geographic area.

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

  SHORT-TERM BORROWINGS

  Carrying amounts of short-term borrowings, which include securities sold under agreement to repurchase, approximate their fair values at December 31, 2002 and 2001.

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

  The estimated fair values of the Corporation's financial instruments are as follows:

	2002		2001
	Carrying	Fair	Carrying	Fair
Financial Assets	Amount	Value	Amount	Value
	(In thousands)
Cash and cash equivalents	$ 47,683	$ 47,683	$ 31,183	$ 31,183
Investment securities	142,872	142,917	104,274	104,307
Loans	453,480		369,026
Less: Allowance for loan losses	(5,655)	---	(4,015)	---
Loans, net of allowance	447,827	458,861	365,011	377,781
Accrued interest receivable	4,603	4,603	3,848	3,848

Financial Liabilities
Deposits	531,642	539,662	403,508	405,909
Short-term borrowings			17,827	17,827
Long-term debt	83,881	100,661	63,075	78,686
Other liabilities	5,630	5,936	3,772	3,772

Unrecognized Financial Instruments

Commitments to extend credit	90,174	90,174	65,140	65,140
Standby letters of credit	1,477	1,477	1,032	1,032

  NOTE 21 - COMMITMENTS AND CONTINGENCIES

  The Board of Bancshares approved a stock buy-back program in year 2000 that provided for the purchase of $1 million per year of company stock over a five-year period. A total of 56,357 shares have been accumulated to date. In January of 2003, the board reaffirmed the buy-back decision, but opted to make shares acquired through this program available to shareholders desiring to increase their holdings or to new investors. Increased demand for Bancshares stock and the opportunity to utilize capital to fund the expansion of First Citizens National Bank into new markets drove this change in strategy.

  NOTE 22 - MERGERS AND ACQUISITIONS

  As of June 1, 2002, First Citizens Bancshares, Inc. acquired all of the outstanding capital stock of Metropolitan Bancshares, Inc. in Munford, Tennessee, in a transaction accounted for as a purchase. Metropolitan Bancshares, Inc. was the parent company of Munford Union Bank. Metropolitan Bancshares, Inc. was subsequently dissolved resulting in Munford Union Bank becoming a wholly-owned subsidiary of First Citizens Bancshares, Inc. The acquisition adds existing Munford markets, brings new management to the Company and creates additional net income for the first Citizens operations due principally to economies of scale. The Company also acquired a significant new potential market for its products and services. Operating results for Munford Union Bank for the period beginning on June 1, 2002 and ending on December 31, 2002 are included in the consolidated financial statements.

  The purchase was consummated at a price of approximately $19,300,000. The purchase amount was funded by a dividend from First Citizens National Bank in the amount of $5 million and the Preferred Trust Securities and revolving line of credit discussed in notes 14 and 15. The Company did not issue any additional shares of stock in the transaction. First Citizens Bancshares, Inc. acquired no research and development assets and incurred no preacquisition contingencies. The assets and liabilities of Munford Union Bank have been adjusted to fair value as of the date of acquisition resulting in the recording of goodwill in the amount of $8.8 million on the books of Munford Union Bank. A core deposit intangible asset was also established in the amount of $845,000 which is being amortized over a ten year period. The goodwill is being tested annually for impairment. In the event of impairment, the adjustments to goodwill will not be deductible.

  The following table reflects the condensed balance sheet of Munford Union Bank and the fair values assigned to assets and liabilities at the date of purchase:

	Book Value	Adjustment	Fair Value	Adjustment Amortization Period/Yrs	2002 Accumulated Amortization	Annual Estimate Accumulated Amortization
Cash and due from banks	$ 3,855	$ --	$ 3,855	--
Federal funds sold	5,295	--	5,295	--
Investments	31,860	17	31,877	5	1.98	3.40
Net loans	68,542	1,456	69,998	7	121.33	208.00
Premises and equipment	3,535	(198)	3,337	3,535	(11.55)	(19.80)
Goodwill	--	8,808	8,808	--	--	--
Core deposit intangible	--	845	845	10	49.29	84.50
Other assets	2,012	--	2,012	--	--	--
Total Assets	$ 115,099	$ 10,928	$ 126,027	8	161.06	276.10
	=======	=======	=======	=======	=======	=======
Deposits	99,723	1,219	100,942	5	142.22	243.80
Other liabilities	5,741	21	5,762	5	2.45	4.20
Capital	9,635	9,688	19,323	--	--	--
Total Liabilities and Capital	$ 115,099	$ 10,928	$ 126,027	5	144.67	248.00
	=======	=======	=======	=======	=======	=======
Net Expense					16.39	28.10
					=======	=======

  Pro forma statements of condition and results of operations of the Company calculated as though the acquisition of Munford Union Bank had been accomplished at the beginning of the year ended December 31, 2002, are as follows:

Statements of Condition	2002	2001

Cash and due from banks	$ 21,290	$ 19,151
Federal funds sold	26,393	16,182
Investments	147,323	136,151
Net loans	447,827	435,009
Premises and equipment	17,866	17,908
Intangible assets	13,261	13,289
Other assets	20,238	21,402
Total Assets	$ 694,198	$ 659,092
	======	======
Deposits	$ 531,642	$ 504,450
Other liabilities	107,955	104,833
Capital	54,601	49,809
Total Liabilities and Capital	$ 694,198	$ 659,092
	======	======

Results of Operation	2002	2001

Interest income	$ 38,970	$ 43,860
Interest expense	14,708	20,977
Net interest income	24,262	22,883
Provision for loan losses	1,518	2,122
Net interest income after provision for loan losses	22,744	20,761
Other income	7,688	6,716
Other expenses	19,335	18,135
Net income before income taxes	11,097	9,342
Provision for income taxes	3,259	2,599
Net income	$ 7,838	$ 6,743
	======	======
Earnings per share	$ 2.14	$ 1.82
	======	======
Weighted average shares outstanding	$ 3,668	$ 3,703
	======	======

  NOTE 23 - EXECUTIVE PAYMENTS

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

  NOTE 24 - PRIOR PERIOD ADJUSTMENT

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

  NOTE 25 - AMOUNTS RECEIVABLE FROM RELATED PARTIES

Year Ended December 31, 2002
(In thousands)
Column A	Column B	Column C	Column D		Column E
	Balance at				Balance at
	Beginning				End of
	of Period	Additions	Deductions		Period
Amounts
			Amounts	Written		Not
			Collected	Off	Current	Current
Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive Officers
Of First Citizens
Bancshares, Inc. (26)	$ 9,367	$ 7,641	$ 5,940	$ -0-	$ 11,068	$ -0-
	=====	=====	=====	=====	=====	=====
Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive Officers
Of First Citizens
National Bank (26)	$ 9,367	$ 7,641	$ 5,940	$ -0-	$ 11,068	$ -0-
	=====	=====	=====	=====	=====	=====

Year Ended December 31, 2001
(In thousands)
Column A	Column B	Column C	Column D		Column E
	Balance at				Balance at
	Beginning				End of
	of Period	Additions	Deductions		Period
Amounts
			Amounts	Written		Not
			Collected	Off	Current	Current
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

  EXECUTIVE OFFICERS OF THE REGISTRANT

  The following information relates to the principal executive officers of Bancshares and its subsidiaries as of December 31, 2002:

Name	Age	Position and Office
Stallings Lipford	73

  Chairman of the Board of Bancshares and First Citizens. Mr. Lipford joined First Citizens in 1950. He became a member of the Board of Directors in 1960 and President in 1970. He was made Vice Chairman of the Board in 1982. He served as Vice Chairman of the Board of Bancshares from September, 1982 to February, 1984. He served as President & CEO of Bancshares from 1983 to 1992.

Katie Winchester	62

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

Ralph Henson	61

  Vice President of Bancshares; Executive Vice President of Loan Administration of First Citizens. Employed by First Citizens in 1964. Mr. Henson served First Citizens as Senior Vice President and Senior Lending Officer until his appointment as Executive Vice President of Loan Administration in February, 1993. Appointed to Board of Directors in 1997.

Jeffrey Agee	42

  Vice President and Chief Financial Officer of Bancshares. Appointed Executive Vice President and Chief Financial Officer of First Citizens National Bank in August 1999. Mr. Agee served as Senior Vice President and Chief Financial Officer of First Citizens prior to this appointment. Employed by First Citizens in 1982. Served First Citizens previous to April, 1994 as Vice President and Accounting Officer. Appointed Senior Vice President and Chief Financial Officer of First Citizens, April 17, 1996.

Barry Ladd	62

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

Judy Long	48

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

John S. Bomar	54	President and CEO Munford Union Bank since June 2002. Served as President of Munford Union Bank and Metropolitan Bancshares from 1994 to May 2002. Executive Vice President from 1982 to 1994 of Munford Union Bank and Metropolitan Bancshares. Employed by Munford Union Bank in 1982. Member of the Board of Directors of First Citizens Bancshares, First Citizens National Bank and Munford Union Bank.

  ITEM 11. EXECUTIVE COMPENSATION

  The information required under this Item is set forth in the 2002 Proxy Statement, and is incorporated by reference.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 2002 Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2003, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Officers, Directors and principal shareholders of Bancshares (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail on page 10 of the Proxy Statement under "Certain Relationships and Related Transactions" and incorporated herein by reference. Additional information concerning indebtedness to Bancshares and First Citizens by Directors and/or their affiliates is included herein under Part III, Page 45 - "Amounts Receivable from Certain Persons".

  ITEM 14. CONTROLS AND PROCEDURES

  A review of the effectiveness of internal controls in place over operations and accounting activities of Bancshares and its' subsidiaries is performed on an ongoing basis throughout the fiscal year. Review of system controls is accomplished primarily through completion of control function questionnaires, observation and discussion with department of business unit managers. Controls and procedures for all operation and accounting functions are documented and approved by executive management. As of this report date, effectiveness of internal disclosure controls are considered to be effective with no material deficiencies that could adversely affect Bancshares ability to report accurate and comprehensive financial information to investors. There was no internal fraud of any nature known to management.

  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

  First Citizens Bancshares, Inc.
  (Registrant)

                                      Date: March 14, 2003                               /s/  STALLINGS LIPFORD
                                                                                                                        CHAIRMAN

                                      Date: March 14, 2003                               /s/    JEFF AGEE
                                                                                                    VICE PRESIDENT & PRINCIPAL
                                                                                                              FINANCIAL OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2003.

/s/ EDDIE ANDERSON	/s/ BARRY T. LADD	/s/ P. H. WHITE, JR.
Director	Director	Director

/s/ JOHN S. BOMAR	/s/ JOHN M. LANNOM	/s/ DWIGHT STEVEN WILLIAMS
Director	Director	Director

/s/ JAMES WALTER BRADSHAW	/s/ STALLINGS LIPFORD	/s/ KATIE WINCHESTER
Director	Director	Director

/s/ JAMES DANIEL CARPENTER	/s/ MILTON MAGEE	/s/ BILLY S. YATES
Director	Director	Director

/s/ WILLIAM C. CLOAR	/s/ L. D. PENNINGTON
Director	Director

/s/ RICHARD W. DONNER	/s/ ALLEN SEARCY
Director	Director

/s/ BENTLEY F. EDWARDS	/s/ GREEN SMITHEAL, III
Director	Director

/s/ JULIUS M. FALKOFF	/s/ WILLIAM F. SWEAT
Director	Director

/s/ LARRY W. GIBSON	/s/ DAVID R. TAYLOR
Director	Director

/s/ RALPH E. HENSON	/s/ LARRY S. WHITE
Director	Director

  CERTIFICATION PURSUANT TO
  18 U.S.C. 1350,
  AS ADOPTED PURSUANT TO
  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report on Form 10-K of First Citizens Bancshares, Inc. (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

  I, Katie Winchester, Chief Executive Officer and Jeffrey Dean Agee, Chief Financial Officer of First Citizens Bancshares, Inc. certify that:

      I have reviewed this annual report on Form 10-K of First Citizens Bancshares, Inc.;

      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      Based on my knowledge, the financial statements and other financial information included in this report, fairly represent in all material respects the financial condition, results of operations and cash flows of Bancshares as of, and for, the periods presented in this report;

      Bancshares other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a and 15d-114 for First Citizens Bancshares and we have:

        designed such disclosure controls and procedures to ensure that material information relating to Bancshares including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        evaluated the effectiveness of Bancshares disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (Evaluation date of December 31, 2002); and

        presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date December 31, 2002;

      Bancshares other certifying officers and I have disclosed, based on our most recent evaluation, to Bancshares auditors and the audit committee of Bancshares Board of Directors:

        all significant deficiencies in the design or operation of internal controls which could adversely affect Bancshares ability to record, process, summarize and report financial data and have identified for the Bancshares auditors any material weaknesses in internal controls; and

        any fraud, whether or not material, that involves management or other employees who have a significant role in Bancshares internal controls; and

      Bancshares other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent deficiencies and material weaknesses.

                                              /s/ Katie S. Winchester                                         /s/    Jeffrey Dean Agee
                                              Chief Executive Officer                                     Chief Financial Officer
                                              Date: March 14, 2003                                         Date: March 14, 2003

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)    Documents filed as a part of this report:

          Financial Statements
                  Reports of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 2001 & 2002
                  Consolidated Statements of Income for the years ended December 31, 2000, 2001 & 2002
                  Consolidated Statements of Changes in Shareholders' Equity and Other Comprehensive Income for the years ended December 31,
                           2000, 2001, & 2002
                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001, & 2002
                  Notes to Consolidated Financial Statements

          All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above listed financial statements or notes thereto.

  (b)    Reports on Form 8-K

              None

  (c)    Exhibits

          The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Page
3.1	Charter of First Citizens Bancshares, Inc.*
3.2	Bylaws of First Citizens Bancshares, Inc.*
10.1	Executive Employment Agreements	1
21.1	Subsidiaries of the Registrant	1
23.1	Consent of Accountants	1
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	1

  * Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2001.