Form 10-Q
period 2003-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2003-05-15
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED MARCH 31, 2003

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 2-83542
 ________________________

First Citizens Bancshares, Inc.
 (Exact name of registrant as specified in its charter)

Tennessee	62-1180360
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

P.O. Box 370, One First Citizens Place
Dyersburg, Tennessee 38024
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

________________________

Of the registrant's only class of common stock (no par value) there were 3,661,236 shares outstanding as of March 31, 2003 (Net of Treasury Stock).

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Stated in Thousands)

	March 31 2003	December 31 2002
	(unaudited)
ASSETS
Cash and due from banks	$ 19,518	$ 21,290
Federal funds sold	6,683	26,393
Investment securities
Trading investments - stated at market	--	--
Held to maturity - amortized cost - fair value of $1,184 at March 31, 2003 and $1,235 at December 31, 2002.	1,140	1,190
Available-for-sale, stated at market	147,766	141,682
Loans (excluding unearned income of $1,359 at March 31, 2003 and $1,473 at December 31, 2002)	468,493	453,480
Less: Allowance for loan losses	5,912	5,653
Net Loans	462,581	447,827
Premises and equipment	18,672	17,866
Goodwill	12,417	12,417
Other Intangible Assets	822	844
Other real estate	1,943	1,781
Other assets	22,674	22,908

TOTAL ASSETS	$ 694,216	$ 694,198
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
Demand	$ 60,909	$ 61,535
Time	304,084	312,885
Savings	164,164	157,222
Total Deposits	529,157	531,642
Securities sold under agreements to repurchase	17,704	18,444
Federal funds purchased & other short-term borrowings	2,150	--
Long term debt	84,121	83,881
Notes payable of Employee Stock Ownership Plan	--	--
Other liabilities	5,706	5,630

TOTAL LIABILITIES	$ 638,838	$ 639,597

Stockholders' Equity
Common stock, No par value - 10,000,000 authorized; 3,717,593 issued and outstanding at March 31, 2003 and 3,717,593 issued and outstanding at December 31, 2002.	3,718	3,718
Surplus	15,330	15,299
Retained earnings	36,163	35,174
Obligation of Employee Stock Ownership Plan	--	--
Accumulated other comprehensive income	1,499	1,681
Total Common Stock and Retained Earnings	56,710	55,872
Less: 57,370 treasury shares, at cost at March 31, 2003 and 56,357 shares at cost at December 31, 2002.	(1,332)	(1,271)
TOTAL STOCKHOLDERS' EQUITY	$ 55,378	$ 54,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 694,216	$ 694,198
	==========	==========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(STATED IN THOUSANDS)

	2003	2002
Balance January 1	$ 54,601	$ 49,809
Net Income	1,976	1,767
Other comprehensive income:
Changes in Available for Sale Investments	(188)	(182)
Changes in Derivatives	6	69
Comprehensive Income	1,794	1,654

Cash dividend declared	(987)	(955)
Common stock issued	--	--
Common stock repurchased	(30)	(91)
Employee stock obligation	--	--

Balance Ending Period	$ 55,378	$ 50,417
	=======	========

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Months Ended March
	2003	2002	2001
Interest Income	(In thousands except per share data)
Interest and fees on loans	$ 8,518	$ 7,452	$ 8,169
Interest on investment securities:
Taxable	984	1,082	1,324
Tax-exempt	408	138	93
Dividends	64	61	78
Other interest income - Fed funds sold	62	65	114
Other interest income - checking	2	3	20
Lease financing income	--	--	--
Total Interest Income	10,038	8,801	9,798

Interest Expense
Interest on deposits	2,609	2,408	4,293
Other interest expense	1,125	924	998
Total Interest Expense	3,734	3,332	5,291
Net interest income	6,304	5,469	4,507
Provision for loan losses	280	353	574
Net interest income after provision	6,024	5,116	3,933

Other Income
Income from fiduciary activities	152	157	103
Service charges on deposit accounts	1,119	696	712
Brokerage fees	168	311	261
Securities gains (losses)	--	99	19
Other income	648	437	418
Total Other Income	2,087	1,700	1,513

Other Expenses
Salaries and employee benefits	3,031	2,404	2,193
Net occupancy expense	395	250	240
Depreciation	344	307	318
Data processing expense	216	183	151
Legal and professional fees	(7)	41	36
Stationary and office supplies	72	51	58
Amortization of intangibles	22	2	79
Executive payouts	--	--	--
Other expenses	1,315	1,062	975
Total Other Expenses	5,388	4,300	4,050
Net income before income taxes	$ 2,723	$ 2,516	$ 1,396
Taxes	747	749	330
Net income	$ 1,976	$ 1,767	$ 1,066
	=====	=====	=====
Earnings Per Share:	$ 0.54	$ 0.48	$ 0.29
	=====	=====	=====

Weighted average number of shares outstanding	3,657,590	3,672,782	3,713,905
	=======	======	======

PROFORMA WITH MUNFORD UNION IN ALL PERIODS PRESENTED FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) STATED IN ($000) EXCEPT EPS AND SHARES OUTSTANDING

	Three Months Ended March
	2003	2002	2001
Interest Income	(In thousands except per share data)
Interest and fees on loans	$ 8,518	$ 8,902	$ 9,619
Interest on investment securities:
Taxable	984	1,308	1,550
Tax-exempt	408	357	312
Dividends	64	61	78
Other interest income - Fed funds sold	62	87	136
Other interest income - checking	2	3	20
Lease financing income	--	--	--
Total Interest Income	10,038	10,723	11,720

Interest Expense
Interest on deposits	2,609	3,071	4,956
Other interest expense	1,125	924	998
Total Interest Expense	3,734	4,095	6,054
Net interest income	6,304	6,628	5,666
Provision for loan losses	280	361	582
Net interest income after provision	6,024	6,267	5,084

Other Income
Income from fiduciary activities	152	157	103
Service charges on deposit accounts	1,119	858	874
Brokerage fees	168	311	261
Securities gains (losses)	--	99	19
Other income	648	497	478
Total Other Income	2,087	1,922	1,735

Other Expenses
Salaries and employee benefits	3,031	2,851	2,640
Net occupancy expense	395	341	331
Depreciation	344	345	356
Data processing expense	216	199	167
Legal and professional fees	(7)	44	39
Stationary and office supplies	72	64	71
Amortization of intangibles	22	23	100
Executive payouts	--	--	--
Other expenses	1,315	1,254	1,167
Total Other Expenses	5,388	5,121	4,871
Net income before income taxes	$ 2,723	$ 3,068	$ 1,948
Taxes	747	862	443
Net income	$ 1,976	$ 2,206	$ 1,505
	=====	=====	=====
Earnings Per Share:	$ 0.54	$ 0.60	$ 0.41
	=====	=====	=====

Weighted average number of shares outstanding	3,657,590	3,672,782	3,713,905
	=======	======	======

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, STATED IN THOUSANDS)

	Three Months Ended March 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net cash provided by operating activities	$ 2,871	$ 2,460	$ 5,377

INVESTING ACTIVITIES
Proceeds of maturities of held to
maturity securities	50	112	7,548
Purchase of held to maturity securities	0	0	0
Proceeds from maturities of available
for sale securities	27,071	16,098	27,352
Proceeds from sales of available for
sale securities	0	8,600	500
Purchase of available for sale securities	(33,468)	(25,779)	(25,696)
Increase in loans - net	(15,034)	2,610	(8,612)
Payment for purchase of Bank of Troy - net
of cash acquired	0	0	0
Purchase of premises and equipment	(1,150)	(461)	13
Net Cash provided by investing activities	(22,531)	1,180	1,105

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and
Savings Accounts	6,316	2,479	5,622
Increase (Decrease) in Time Accounts	(8,801)	(3,555)	8,006
Increase (Decrease) in Long term Debt	240	2,408	8,113
Treasury Stock Transactions	0	(91)	(71)
Proceeds from Sale of Common Stock	0	0	0
Cash Dividends Paid	(987)	(955)	(929)
Net Increase (Decrease) in Short Term
Borrowings	1,410	1,650	(17,475)
Net Cash provided (used) by
Financing Activities	(1,822)	1,936	3,266

Increase (Decrease) in Cash and
Cash Equivalents	(21,482)	5,576	9,748

Cash and Cash Equivalents at beginning
of year	47,683	31,183	23,927
Cash and Cash Equivalents at end of year	26,201	36,759	33,675

Cash Payments made for interest and income taxes during the years presented are as follows:

	2003	2002	2001
Interest	3,888	3,697	5,613
Income Taxes	1,164	677	158

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
MARCH 31, 2002

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2003, the consolidated statements of income for the three month periods ended March 31, 2003, 2002 and 2001, and the consolidated statements of cash flows for the three months periods then ended have been prepared by the company without audit. The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - ORGANIZATION

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee, on September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3 - CONTINGENT LIABILITIES

There is no material pending litigation as of the current reportable date that would result in a liability.

NOTE 4 - RESERVE FOR LOAN LOSSES

FASB 114 and 118 were implemented during first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

The following data reflects impaired and probable loss loan totals:

Balance
Amount of recorded balance with a related allowance	$ 1,208
Amount of recorded balance with no related allowance	802
Impaired loan balance or recorded balance	$ 2,010
=======

Interest income recognized on impaired loans has been applied on a cash basis. Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations. Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

NOTE 5 - DERIVATIVES ORIGINATION DATE: 06/2000

FASBs 133, 137 and 138 - FASB 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. It requires derivatives to be reported as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FASBs 137 and 138 amended FASB 133. Our company used the derivative as a cash flow to hedge the "Benchmark Interest Rate." First Citizens designated a Federal Home Loan Bank Variable Libor Borrowing to be hedged and effectively have locked in a fixed cost on the liability.

First Citizens swapped a fixed investment cash flow for a variable cash flow that is tied to the 90 day Libor Rate. The new variable investment cash flow is matched with a variable borrowing cash flow generating a positive spread of 250 basis points with no interest rate risk. This transaction was implemented to increase the earnings of First Citizens. The volume used in this transaction was $1.5 million. Volume and risk associated with this transaction is well within the Funds Management Policy of the bank. Maturity periods of hedge investments are 10 years.

The cash flow hedge has produced a positive income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later declined, the value of the derivative has increased $6 thousand net of tax for the current reportable period and $328 thousand cumulative to date.. Other comprehensive income reflects the fair market value of the derivative at $496 thousand gross and $328 thousand net of tax.

NOTE 6 - FASB 141

FASB 141 - This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16. This FASB eliminates pooling of interests. Purchase accounting will be used after June 30, 2001.

On June 1, 2001, Bancshares purchased Munford Union Bank, a state chartered bank established in 1925, total assets $115 million. Munford Union main bank location address is 1426 Munford Avenue, Munford, TN. 38058. The bank has five offices (including the main office) and serves the counties of Tipton and Shelby in Southwest Tennessee. Purchase accounting method was used for the acquisition. Total acquisition price was $19.3 million funded partially through a dividend paid by First Citizens National Bank (The Bank) to First Citizens Bancshares, Inc. (The Company). Balance of funding was a result of debt issued through Trust Preferred Debt and a line of credit. Bancshares stock was not issued for the purchase. Dollar cost of purchased research and development assets as well as pre-acquisition contingencies was $0 and dollar amount written off was not applicable. Results of Operations for Munford Union stated in this report include all three months for the ending period of March 31, 2003.

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

The following condensed balance sheet shows the initial values assigned to each balance sheet item:

	Old Value	Adjustment	New Value
Cash and Due from	$ 3,855	$ 0	$ 3,855
Fed Funds Sold	5,295	0	5,295
Investments	31,860	17	31,877
Net Loans	68,452	1,456	69,998
Premises and Equipment	3,535	-198	3,337
Goodwill	0	8,808	8,808
Core Deposit Intangible	0	845	845
Other Assets	2,012	0	2,012
Total Assets	$ 115,099	$ 10,928	$ 126,027
Deposits	$ 99,723	$ 1,219	$ 100,942
Other Liabilities	5,635	21	5,762
Capital	9,635	9,688	19,323
Total Liabilities and Capital	$ 115,099	$ 10,928	$ 126,027

Debt issued to fund the purchase of Munford will be repaid from accumulated earnings of Munford Union with First Citizens National Bank subsidizing a small fraction of the debt for the first two years and thereafter 100%.

NOTE 7 - FASB 142

This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17. Goodwill and some intangible assets will no longer be amortized. FASB 142 adopts a more aggregate view for goodwill and bases the accounting on combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131). Currently First Citizens National Bank has one reporting unit which does not meet segment test requirements according to FASB 131. Test performed first quarter 2002 and 2003 to establish a goodwill benchmark resulted in an impairment of zero. Total goodwill as of the reportable date is $12 million or 1.78% of total assets or 22.42% of total capital.

The amortized expense of the other identifiable intangibles for the quarter was $22 thousand for 2003.

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

NOTE 9 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved two year renewable line of credit with First Tennessee Bank in the amount of $13 million. The balance as of the reportable date was $8.8 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "company") headquartered in Dyersburg, Tennessee, is the bank holding company for First Citizens National Bank ("the bank"), The Munford Union Bank, First Citizens Capital Assets, and First Citizens (TN) Statutory Trust II. First Citizens National Bank and The Munford Union Bank are diversified financial service institutions, which provide banking and other financial services to its customers. The bank operates four wholly owned subsidiaries: Financial Plus, Inc., Delta Finance, Inc., Nevada Investments I, Inc. and Nevada Investments II, Inc. The bank also owns 50% of White and Associates/First Citizens Insurance, LLC and First Citizens/White and  Associates Insurance Company, Inc. These subsidiary activities consist of: brokerage, personal finance, investments, insurance related products and credit insurance. The Munford Union Bank operates 2 wholly owned subsidiaries: Nevada Investments III and Nevada Investments IV.

BRANCH OPERATIONS

Construction of two new branch facilities is underway and expected to be completed in year 2003. The first facility at 200 University Avenue, Martin, Tennessee will replace a modular bank building, placed at this location and opened for full service banking in April 2002. The second facility located at 5845 Airline Road, Arlington, TN, 38002 will serve as a full service branch bank and should be opened for business 4th quarter 2003. Market data analysis reflects more than adequate market share growth available within these geographic areas to support the bank's long term financial projections. Future population and household income growth within the geographic regions are projected to be positive. First Citizens will continue to search for expansion opportunities that will result in a positive deployment of the Company's capital.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting of the First Citizens Bancshares and its subsidiaries conform with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The company's estimates are based on historical experience, information supplied from professionals, regulators, and others believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates. First Citizens considers its more critical accounting policies to consist of the allowance for loan losses and the estimation of fair market value.

The allowance for loan losses on loans represents management's best estimate of inherent losses in the existing loan portfolio. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio. The company believes the loan loss reserve estimate is a critical accounting estimate because: changes can materially affect bad debt expense on the income statement, changes in the borrower's cash flows can impact the reserve, and management has to make estimates at the balance sheet date and also into the future in reference to the reserve. While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.

Fair values for First Citizens' available for sale investments are based on quoted market prices supplied by a third party. In situations where quoted market prices are not available, fair values are based on quoted prices of similar instruments.

The company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that would impair the goodwill amount. Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to the assets and liabilities. Management believes the accounting estimates associated with determining fair value as part of the goodwill test is a critical accounting estimate because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.

Management has discussed these critical accounting policies with the Audit Committee, and the Audit Committee has reviewed the Company's disclosure relating to them in the discussion and analysis of operations for the quarter just ended.

RESULTS OF OPERATIONS

First Citizens Bancshares recorded net income for the period ended March 31, 2003 of $1.9 million, an 11.83 percent increase compared to last year's quarterly earnings of $1.7 million. Earnings per share grew 12.50% to $.54 from $.48 in the same period last year. Bancshares Board  approved a five year stock repurchase program and has been successful in buying back company stock as reflected in the balance sheet (57,370 shares accumulated to date). Earnings per share for the most recent four quarters respectively are as follows: $.54, $.60, $.58, and $.48. Return on average assets was 1.15% for 2003 compared to 1.33% for the same period in 2002. Total assets grew $152 million or 28% when compared to total asset volume as of March 31, 2002. Asset growth at quarter end 2003 includes assets of Munford Union Bank totaling $153 million. Return on equity increased to 14.54% for the current year from 14.30% last year. Incremental earnings per share impact derived from income of Munford Union was $.12. The effective tax rate for the current period is 28% compared to 29% for prior period. A one percent positive change in the effective tax rate was a direct result of increased volumes in tax free investments.

There is a new tax law being introduced that could have a material impact on our effective tax rate. Beginning in July of year 2000, FTN Financial began managing the investment portfolio of First Citizens Bank. The decision to outsource this function was driven by advantages inherent in having professional oversight for a significant portion of our asset base, and at the same time taking advantage of a State law which allowed banks to house their investment portfolios in subsidiaries chartered in Nevada or Delaware, and in doing so avail the bank of the tax benefits of eliminating the 6.50% excise taxes imposed on corporate earnings in Tennessee. This is an advantage that may soon be lost, as previous interpretations of this law issued by the Department of Revenue are being called into question. If the proposed changes are implemented, the quarterly pre-tax impact to First Citizens Bancshares would be a negative $100,000.

Bancshares does not transact business outside the United States.

Net interest income increased $835 thousand or 15.26%, when comparing first quarter to the same period in  2003. Cost of funds declined 161 basis points over the past 12 months. The time deposit average paying rate had the most dramatic decrease for 2003 (3.46% to 2.91%). Interest margins are expected to remain stable; maintaining this spread could prove to be challenging in a rapidly rising rate environment. Bancshares' net yield on average earning assets was 6.61% for the current period versus 7.32% for 2002 and 8.67% for 2001. Earning asset yield decreased 71 basis points compared to only 40 basis points for interest bearing liabilities. Yields on the investment portfolio were negatively impacted from called bonds, matured bonds, and prepayments on mortgage backed investments. Cash inflows are being reinvested at substantially lower rates as evidenced by the drop in taxable investment yields from 4.90% in 2002 to 3.70% in 2003. Activity in secondary mortgage lending exceeded all previous records as consumers opt to take advantage of low interest rates by refinancing existing mortgages. A review of activity over the past five quarters beginning with March 31, 2003 reflects the following totals: $422 thousand, $336 thousand, $239 thousand, $169 thousand, and $158 thousand. It is anticipated that this trend will continue through second quarter 2003. The loan loss provision decreased $81 thousand or 22.43% over the prior reporting period. Additional write downs, charge offs, and the declining economy contributed to the higher amount in 2002. Net charge offs for 2003 were $21 thousand compared to $224 thousand for the first three months in 2002. A reduced net charge off total in 2003 was a result of recoveries of previously charged off loans totaling $262 thousand. Reserve for losses on loans as a percent of total loans was 1.26% at March 2003 compared to 1.13% at March 2002. The reserve as a percent of total loans for third and fourth quarter  2002 was 1.19% and 1.24% respectfully.

Non-interest income increased $387 thousand, or 22.76% over the prior year's total. In current year 2003, fee income (non-interest income) contributed 17.21% to total revenue compared to 16.18% for the same period last year. Munford Union non-interest income contribution for the reportable period was $222 thousand or 10.63%. Excluding Munford Union incremental income, non-interest income for Bancshares increased 9.70%, fueled by growth in personalized check income, overdraft service charges and insurance revenues. Bond profits of $99 thousand were taken in 2002 compared to $0 thousand for 2003. The following table compares non-interest income for 2003, 2002, and 2001:

Non-Interest Income
(in thousands)
	2003	% of Change	2002	% of Change	2001
Service Charges on Deposit Accounts	$ 1,119	60.77%	$ 696	(2.25%)	$ 712
Trust Income	152	(3.18%)	157	3.29%	152
Other Income	816	(3.65%)	847	30.51%	649
TOTAL	$ 2,087	22.76%	$ 1,700	12.36%	$ 1,513

Non-interest expense increased $1,088 thousand, or 25.30%, when comparing first quarter 2003 with first quarter 2002. Year to date pro-forma income statement (includes Munford Union in prior period) reflects a 5.21% increase in non-interest expense. Salary and benefits increased as a result of the acquisition. Bonus accruals account for 9.50% of the salary and benefit total. Full time equivalent for the current period was 260 compared to 208 for prior year. Fulltime equivalent as of March 31, 2003 includes full-time equivalent total of 44 for Munford Union Bank. Tight budget controls and incentives stabilized the growth of controllable core expenses. Efficiency ratio as of March 31, 2003 and March 31, 2002 was 64.21% and 59.98%. Executive management is committed to the continual improvement of the efficiency ratio that will meet or exceed peer group ratio. However, in year 2003, the low rate environment caused a squeeze to net interest margins and as a result diluted the Company's efficiency ratio. Expense other real estate was $35 thousand at March 31, 2003 compared to $50 thousand at March 31, 2002. Other real estate assets totaled $1,781,000 as of December 2002 compared to $1,943,000 as of March 2003. Other real estate total for both periods includes ORE for Munford Union totaling $948 thousand. ORE - Munford Union has decreased in excess of $500 thousand since June 2002. Impaired Goodwill expense is $0 for the current reportable period compared to $0 for 2002 and $77 thousand for 2001. The core deposit intangible expense for the current reportable year was $21,000 (3 months). FASB 142 altered the analysis of goodwill for years 2002 forward. YTD advertising, community relations, and other forms of marketing expenses were $128 thousand or 2.37% of total non-interest expense. All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for the first quarter of 2003, 2002, and 2001:

Non-Interest Expense
(in thousands)
	2003	% of Change	2002	% of Change	2001
Salaries and Employee Benefits	$ 3,031	26.08%	$ 2,404	9.62%	$ 2,193
Net Occupancy	955	29.05%	740	4.37%	709
Other	1,402	21.28%	1,156	0.70%	1,148
TOTAL	$ 5,388	25.30%	$ 4,300	6.17%	$ 4,050

Quarterly average balances, interest, and average rates are presented in the following table:

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
MONTHLY AVERAGE BALANCES AND INTERST RATES
(STATED IN THOUSANDS)
QUARTER ENDING MARCH 31

	2003 Average			2002 Average			2001 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 455,632	$ 8,518	7.47%	$ 363,075	$ 7,452	8.20%	$ 346,991	$ 8,169	9.41%
Investment Securities:
Taxable	113,036	1,048	3.70%	88,176	1,082	4.90%	83,838	1,324	6.31%
Tax Exempt (4)	35,699	618	6.92%	18,399	301	6.54%	13,970	259	7.41%
Interest Earning Deposits	629	2	1.27%	907	3	1.32%	1,424	20	5.61%
Federal Funds Sold	14,618	62	1.69%	15,320	65	1.69%	9,481	114	4.80%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 619,614	$10,248	6.61%	$ 485,877	$ 8,903	7.32%	$ 455,704	$ 9,886	8.67%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	19,644	0	0.00%	12,182	0	0.00%	16,434	0	0.00%
Bank Premises and Equipment	17,992	0	0.00%	14,664	0	0.00%	13,773	0	0.00%
Other Assets	37,311	0	0.00%	23,777	0	0.00%	16,529	0	0.00%
TOTAL ASSETS	$ 694,561	0	0.00%	$ 536,500	0	0.00%	$ 502,440	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	161,001	343	0.85%	135,610	458	1.35%	124,688	1,033	3.31%
Time Deposits	310,783	2,266	2.91%	224,936	1,950	3.46%	217,148	3,259	6.00%
Federal Funds Purchased and Other Interest Bearing Liabilities	105,565	1,125	4.26%	85,710	924	4.31%	74,592	999	5.35%
TOTAL INTEREST BEARING LIABILTIES	577,349	3,734	2.58%	446,256	3,332	2.98%	416,428	5,291	5.08%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	59,094	0	0.00%	38,890	0	0.00%	36,775	0	0.00%
Other Liabilities	2,984	0	0.00%	1,241	0	0.00%	1,387	0	0.00%
TOTAL LIABILITIES	639,427	0	0.00%	486,387	0	0.00%	454,590	0	0.00%

SHAREHOLDERS' EQUITY	55,134	0	0.00%	50,113	0	0.00%	47,850	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 694,561	0	0.00%	$ 536,500	0	0.00%	$ 502,440	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
NET INTEREST INCOME	--	6,514	--	--	5,571	--	--	4,595	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	4.20%	--	--	4.58%	--	--	4.03%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

March 31
(In Thousands)
	2003	2002	2001	2000	1999
Real Estate Loans:
Construction	$ 68,872	$ 36,167	$ 34,350	$ 33,537	$ 28,966
Mortgage	284,051	229,665	205,936	192,575	159,150
Commercial, Financial and
Agricultural Loans	73,079	59,468	63,465	59,142	88,207
Installment loans to individuals	38,847	39,440	42,483	37,517	31,810
Other Loans	3,644	1,452	2,919	2,579	2,258
TOTAL LOANS	$ 468,493	$ 366,192	$ 349,153	$ 325,350	$ 310,391

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

Non-Performing Loans
March 31
(in thousands)
Year	Non-Accrual	90 Days Past Due Accruing Interest	Total
2003	$ 2,065	$ 1,512	$ 3,577
2002	$ 407	$ 2,070	$ 2,477
2001	$ 3,333	$ 527	$ 3,860
2000	$ 1,134	$ 1,090	$ 2,224
1999	$ 829	$ 980	$ 1,809
1998	$ 418	$ 472	$ 890

First Citizens National Bank
Loan Loss Experience and Reserve for Loan Losses
(in thousands)
Quarter ending March 31,

	2003	2002	2001	2000	1999
Average Net Loans Outstanding	$ 455,632	$ 363,075	$ 346,991	$ 321,816	$ 306,742
Balance of Reserve for Loan Losses at
Beginning of Period	$ 5,653	$ 4,015	$ 3,763	$ 3,718	$ 3,530
Loan Charge-Offs	(283)	(318)	(505)	(228)	(219)
Recovery of Loans Previously Charged Off	262	94	87	85	80
Net Loans Charged Off	(21)	(224)	(418)	(143)	(139)
Additions to Reserve Charged to Operating Expense	280	353	574	187	206
Changes incident to Mergers	0	0	0	0	343
Balance at End of Period	$ 5,912	$ 4,144	$ 3,919	$ 3,762	$ 3,940

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.01%)	(.06%)	(.12%)	(.04%)	(.04%)

The following table will identify charge-offs by category for the period ending March 31, 2003, 2002, and 2001.

CHARGE-OFFS:	2003	2002	2001
Domestic:
Commercial, Financial and Agricultural	$ 94	$ 20	$ 147
Real Estate - Construction	0	0	0
Real Estate - Mortgage	54	143	155
Installment Loans to individuals	135	155	203
Lease financing	0	0	0
Foreign	N/A	N/A	N/A
Total	$ 283	$ 318	$ 505
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 83	$ 21	$ 16
Real Estate - Construction	0	0	0
Real Estate - Mortgage	95	4	18
Installment Loans to individuals	84	69	53
Lease financing	0	0	0
Foreign	N/A	N/A	N/A
Total	$ 262	$ 94	$ 87
Net Charge-offs	($ 21)	($ 224)	($ 418)

LOANS:

Core net loan growth (excluding acquisitions) grew $9 million or 5.19% when comparing the current period to last March. Loan growth slowed in year 2003 diverting funds into the Investment portfolio. It is anticipated that net loan demand will continue at lower than average growth percentages throughout 2003. Seasonal demand on agriculture lines of credit is expected to increase 2nd quarter 2003. Real estate loans account for 75% of the Company's total loan portfolio. Real estate 1-4 family residential loans make up 46% of the real estate sector. Agricultural production loans comprise 2.77% of the loan portfolio. The Company's loan loss reserve as a percent of total loans was 1.26% for 2003 versus 1.13% for 2002. Net charge-off to average net loans for the current reportable period was (.01)% compared to (.06)% for prior year. Net charge-off to average net loans in first quarter 2003 resulted in the lowest charge-off percentage for the past 5 reportable years.

Other subsidiaries of First Citizens Bancshares (The Company) or First Citizens National Bank (The Bank) offering loan products and services are Munford Union Bank and Delta Finance. Munford Union Bank's outstanding loan total at quarter end was $87 million, with real estate loans representing 85% of total loans. Net charge-offs for Munford Union for the current year is $0 thousand. Delta Finance (finance company subsidiary) has loans outstanding that total $3.8 million or .81% of the Company's total loans.

AGRICULTURAL LOANS:

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $79 million in revenue on an annual basis. Agricultural credits secured by farmland and other types of collateral comprise more than $41 million of total loans. Past due credit in this category is 1.39% of total loans.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES:

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income, was listed at 1.13% in the March 31 Call Report to the Federal Reserve. A recap of activity posted to the Reserve account in third quarter resulted in the following transactions: (1) loans charged-off ($283,000) (2) recovery of loans previously charged off - $262,000 and (3) additions to reserve $280,000.

The ratio of net charged off loans during the quarter to average net loans outstanding was ..01% compared to .06% and .12% for the previous two quarter ends. A review of non- performing loans reflects non-performing assets at .76%, .68% and 1.10% of total loans as of March 31, 2003, 2002 and 2001. Improvements noted in asset quality since 2001 have allowed for a reduction in the monthly accrual allocated to the loan loss reserve. Unemployment rates in counties in which Bancshares operates are as follows: Dyer (6.8%), Shelby (4.9%), Obion (7.7%), Tipton (5.9%), Weakley (7.2%) and Lauderdale (11.5%). Unemployment rates improved in Dyer, Shelby and Tipton Counties from year-end 2002, while increasing in both Obion and Lauderdale. Higher unemployment rates in Lauderdale County are the result of a plant closing and layoffs in other manufacturing jobs. One manufacturing company in Obion has experienced a slow down in production, also resulting in employee layoffs. On a more positive note the re-location of a injection molding company that produces automotive components for General Motor's line of sports utility vehicles has located in Dyer County and has employed several hundred workers. First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry. There are no material reportable contingencies as of this report date.

LIQUIDITY:

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 82.83% of the funding for the current year versus 81.85% for the prior year. Borrowed funds from the FHLB amounted to 11.11% ($71 million) of total funding for year 2003 compared to 12.19% ($60 million) last year. The FHLB line of credit is $117 million with $31 million available at quarter end. The company has $20 million in deposit funds from the State of Tennessee. It is management's intent to increase this amount to $30 million this year. First Citizens National Bank has $10 million of brokered certificate of deposits comprising 2.49% of total deposits.

The bank's liquidity position decreased when comparing quarter end 2003 to year end 2002 because of a decision to allow $10 million in State certificate of deposits funds to roll off during first quarter. Without this decision the Company's liquidity position would have been consistent with 2002. Growth in deposits is occurring at First Citizens as well as most banks in general. This action reinforces the idea that consumers are in a pattern of a flight to quality by investing in deposits insured by FDIC. The bank's transaction savings account (Wall Street Money Market), offered in 2001 has generated Core deposits in excess of $47 million. The Wall Street account is tied to the 90 day T-Bill Rate and has been a drawing attraction for consumers looking for a money market account to park funds for the short term while waiting for interest rates to go up. While deposit growth increases market share and provides for liquidity needs, above average deposit growth can apply pressure to a bank funds' reserve ratio. In the event deposit growth continues to exceed prior years, FDIC Insurance cost could possibly increase causing an impact on net income. There is no material impact projected to First Citizens net income in the event FDIC insurance cost increases.

The bank's liquidity position has been strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others. First Citizens National Bank has lines of credit with the FHLB and correspondent banks totaling $140 million. The Company has a $13 million line of credit with First Tennessee Bank established for acquisitions and other holding company needs (see note 9). The available line amount as of the current reportable period is $4.1 million. The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material change in the liquidity position.

INVESTMENT SECURITIES:

Nevada Investments I and II was incorporated in the year 2000 as subsidiaries for First Citizens Bank. The core objective for these corporations was to house the investment portfolio for First Citizens Bank. In the year 2002, Nevada III and IV was incorporated to house the investments for Munford Union Bank. Savings from these strategic moves exceed $300,000 on an annual basis. The banks have a portfolio advisory agreement with FTN Financial to manage both portfolios. The costs for managing the portfolio are netted out in the $300,000 savings per year.

First Citizens had over one half of the bond portfolio called in the year 2001. Investments called were Callable U.S. Agencies. The called amounts have been reinvested mainly into mortgage backed agencies (very defined traunches and predictable characteristics) with an average life of less than 5 years. U.S. Treasuries and Agencies account for 71% of total portfolio. Mortgage related investments are the largest sector of this category accounting for 50% of the total portfolio. Well defined mortgage related investments produce consistent cash flows and will serve Bancshares as a defense against rising interest rates. Declining rates have resulted in prepayment of mortgage related investment, thereby diluting investment yields. The years 2001, 2002, and 2003 reflect an above average year in maturities, paydowns, and calls. Cash inflows on the cash flow statement indicate $27 million flowed in first quarter 2003 compared to an average amount of $16 million in 2002. Also indicated on the statement of cash flow is net loan growth of $27 million compared to investment growth of $33 million. Economic conditions created slow loan growth thereby causing additional funds to flow into the investment portfolio. Declining interest rates have caused a material increase in the market value of the investment portfolio. Other comprehensive income in the capital section has increased 8.46% when compared to prior year. Pledged investments total $106 million for the current reportable period. Peer data indicates our portfolio yields are less than the average peer bank and this is due to portfolio changes (called bonds, paydowns and above average maturities) occurring in 2002. Bancshares' goal is to steadily improve the investment portfolio without taking on material risk.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	Composition of Investment Securities
	March 31 (In thousands)
	2003	2002	2001	2000	1999
U.S. Treasury & Government Agencies	$ 105,561	$ 77,409	$ 68,275	$ 82,596	$ 93,733
State & Political Subdivisions	35,452	18,863	14,042	13,737	15,207
All Others	7,893	9,274	9,612	3,293	3,899
TOTALS	$ 148,906	$ 105,546	$ 91,929	$ 99,626	$112,839
	=======	=======	======	======	=======

First Citizens National Bank does not engage in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

Investment Securities
March 31, 2003
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 504	$ 505
U.S. Government agency and corporation obligations	0	0	104,188	105,056

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,140	1,184	32,404	34,312
U.S. Securities:
Debt Securities	0	0	5,752	6,134
Equity Securities (including Federal Reserve stock)	0	0	1,829	1,759
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 1,140	$ 1,184	$ 144,677	$ 147,766

CAPITAL RESOURCES

Total capital on March 31, 2003 was $55.3 million, up 9.83% from March 31, 2002. The increase in capital was from undistributed net income and favorable market value moves in the bond portfolio (comprehensive income). Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk based capital ratio reflects continuous improvement when comparing years prior to 2003. Capital as a percentage of total assets as of March 31, 2003 was 7.98%, compared to 9.30% in 2002. The purchase of Munford Union Bank, as a subsidiary of Bancshares (transaction completion date May 31, 2002), deployed $5 million in Bancshares capital (purchase accounting with no stock issuance). Leveraging the Company's capital with asset growth is one of the Company's strategic objectives. Risked based capital ratio as of March 31, 2003 was in excess of 10.50%, significantly above the level mandated by the Federal Reserve. 2002 risked based capital ratio was in excess of 13.50%. Capital as a percent of total assets for the quarter ending March 31, is presented in the following table for the years indicated (excluding loan loss reserves):

2003	2002	2001	2000	1999
7.98%	9.30%	9.45%	9.43%	9.29%

The dividend payout ratio is 49.94% for the current period versus 54.04% for prior year. Peer bank dividend payout ratios are 37.83%. The Board approved a stock repurchase program in 2001 that provides for purchase of $1 million of Bancshares stock per year extended over a five year period. Treasury stock totaling 57,370 has been purchased as of March 31, 2003 at a weighted average cost basis of $23.21.

	2003	2002	2001	2000	1999
Percentage of Net Income to:
Average Total Assets	1.15%	1.28%	.84%	1.24%	1.16%
Average Shareholders' Equity	14.54%	14.08%	8.88%	13.20%	12.60%
Percentage of Dividends Declared Per
Common Share to Net Income	49.94%	54.04%	87.14%	57.53%	51.80%
* Percentage of Average Shareholders'
Equity to Average Total Assets	8.77%	9.34%	9.52%	9.45%	10.00%

* Represents primary capital - including reserve for loan losses account

RECENTLY ISSUED ACCOUNTING STANDARDS

Sarbanes-Oxley Act of 2002: Congress recently passed the Sarbanes-Oxley Act of 2002. The legislation imposes new duties on public companies and executives, directors, auditors, plan administrators, attorneys, as well as securities analysts. It creates a new regulatory system for the audit profession and sets new standards for auditor independence. It expands criminal and civil liabilities. This new act will try to contribute to broad restoration of trust in the integrity of the disclosure and accounting practices that inform our capital markets. First Citizens Bancshares has and will implement all necessary and applicable steps required by this act.

FASB Statement No. 149: Amendment of Statement 133 on Derivative Instruments and Hedging Activities (issued April 2003). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contract entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. This will not have a material impact on the financial statements of First Citizens Bancshares, Inc.

PART I - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk. The Asset/Liability Committee strives to maintain stability in net interest margin under various interest rate cycles. First Citizens has materially improved interest rate risk exposure since year-end 2000. Steps implemented are as follows: (1) increased long term Federal Home Loan Bank borrowings,  (2) purchased variable rate investments with well defined traunches that produce perpetual cash flows, (3) encourage existing deposit customers to extend maturities past one year and (4) reduced overnight borrowings exposure.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Item 5. Other Information - Controls and Procedures

A review of the effectiveness of internal controls in place over operations and accounting activities of Bancshares and its subsidiaries is performed on an ongoing basis throughout the fiscal year. Review of system controls is accomplished primarily through completion of control function questionnaires, observation and discussion with department or business unit managers. Controls and procedures for all operation and accounting functions are documented and approved by executive management. As of this report date, effectiveness of internal disclosure controls are considered to be effective with no material deficiencies that could adversely affect Bancshares ability to report accurate and comprehensive financial information to investors. There was no internal fraud of any nature known to management.

Item 6. Exhibits and Reports on Form 8K

The following exhibits are filed herewith or incorporated herein by reference:

99.1) Certification pursuant to 18 U.S.C. 1350

99.2) Certification Under Sarbanes-Oxley Act: Our Chief Executive Officer and Chief Financial Officer furnished to the SEC the certification with respect to this report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8K - None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: May 13, 2003                                        /s/  KATIE WINCHESTER
                                                                        PRESIDENT,  CEO, Vice-Chairman
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)

Date: May 13, 2003                                           /s/    JEFF AGEE
                                                                  EXECUTIVE VICE PRESIDENT &
                                                                     CHIEF FINANCIAL OFFICER
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)