Form 10-Q
period 2003-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2003-08-13
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED JUNE 30, 2003

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 2-83542
 ________________________

First Citizens Bancshares, Inc.
 (Exact name of registrant as specified in its charter)

Tennessee	62-1180360
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

One First Citizens Place
Dyersburg, Tennessee 38024
www.firstcitizens-bank.com
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

________________________

Of the registrant's only class of common stock (no par value) there were 3,657,624 shares outstanding as of June 30, 2003 (Net of Treasury).

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Stated in Thousands)

	June 30 2003	December 31 2002
	(unaudited)
ASSETS
Cash and due from banks	$ 20,262	$ 21,290
Federal funds sold	15,990	26,393
Investment securities
Trading investments - stated at market	--	--
Held to maturity - amortized cost - fair value of $1,184 at June 30, 2003 and $1,473 at December 31, 2002.	1,045	1,190
Available-for-sale, stated at market	140,562	141,682
Loans (excluding unearned income of $1,256 at June 30, 2003 and $1,473 at December 31, 2002)	490,661	453,480
Less: Allowance for loan losses	6,086	5,653
Net Loans	484,575	447,827
Premises and equipment	19,365	17,866
Goodwill	12,212	12,417
Other Intangible Assets	807	844
Other real estate	1,356	1,781
Other assets	23,470	22,908

TOTAL ASSETS	$ 719,644	$ 694,198
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
Demand	$ 67,068	$ 61,535
Time	319,045	312,885
Savings	169,750	157,222
Total Deposits	555,863	531,642
Securities sold under agreements to repurchase	16,941	18,444
Federal funds purchased & other short-term borrowings	--	--
Long term debt	84,582	83,881
Notes payable of Employee Stock Ownership Plan	--	--
Other liabilities	5,932	5,630

TOTAL LIABILITIES	$ 663,318	$ 639,597

Stockholders' Equity
Common stock, No par value - 10,000,000 authorized; 3,717,593 issued and outstanding at June 30, 2003 and 3,717,593 issued and outstanding at December 31, 2002.	3,718	3,718
Surplus	15,331	15,299
Retained earnings	36,824	35,174
Obligation of Employee Stock Ownership Plan	--	--
Accumulated other comprehensive income	1,856	1,681
Total Common Stock and Retained Earnings	57,729	55,872
Less: 59,969 treasury shares, at cost at June 30, 2003 and 56,357 shares at cost at December 31, 2002.	(1,403)	(1,271)
TOTAL STOCKHOLDERS' EQUITY	$ 56,326	$ 54,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 719,644	$ 694,198
	==========	==========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(STATED IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Balance January 1	$ 55,378	$ 50,417	$ 54,601	$ 49,809
Net Income	1,645	1,743	3,621	3,510
Other comprehensive income:
Changes in Available for Sale Investments	435	1,432	245	1,250
Changes in Derivatives	(76)	(73)	(69)	(3)
Comprehensive Income	2,004	3,102	3,797	4,757

Cash dividend declared	(987)	(954)	(1,974)	(1,910)
Common stock issued	--	2	--	2
Common stock repurchased	(69)	(14)	(98)	(105)
Employee stock obligation	--	--	--	--

Balance Ending Period	$ 56,326	$ 52,553	$ 56,326	$ 52,553
	=====	=====	=====	=====

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
INTEREST INCOME
Interest and fees on loans	$ 8,761	$ 7,751	$ 17,279	$ 15,203
Interest and dividend on investment securities:
Taxable	852	1,147	1,836	2,168
Tax-exempt	401	277	809	476
Dividends	73	64	137	125
Other interest income - Federal funds sold	26	53	88	118
Other interest income - Checking	2	15	4	18
Lease financing income	--	--	--	--
Total Interest Income	10,115	9,307	20,153	18,108

INTEREST EXPENSE
Interest on deposits	2,513	2,424	5,122	4,832
Other interest expense	1,194	927	2,319	1,851
Total Interest Expense	3,707	3,351	7,441	6,683
Net Interest Income	6,408	5,956	12,712	11,425
Provision for Loan Losses	299	393	579	746
Net Interest Income after Provision	6,109	5,563	12,133	10,679

OTHER INCOME
Income from fiduciary activities	157	165	309	322
Service charges on deposit accounts	1,184	1,273	2,303	1,509
Brokerage fees	170	129	338	440
Securities gains (losses)	20	2	20	101
Other income	363	153	1,011	1,050
Total Other Income	1,894	1,722	3,981	3,422

OTHER EXPENSES
Salaries and employee benefits	3,067	2,615	6,098	4,957
Net occupancy expense	449	294	844	556
Depreciation	343	339	687	646
Data processing expense	177	155	393	327
Legal and professional expense	30	60	23	102
Stationery and office supplies	97	63	169	115
Amortization of intangibles	15	10	37	10
Executive payouts	--	--	--	--
Other expenses	1,284	1,201	2,599	2,324
Total Other Expenses	5,462	4,737	10,850	9,037
Net income before income taxes	2,541	2,548	5,264	5,064
Taxes	896	805	1,643	1,554
Net income	$ 1,645	$ 1,743	$ 3,621	$ 3,510
	=====	=====	=====	=====
Earnings per share	$ 0.45	$ 0.47	$ 0.99	$ 0.96
Weighted average number of shares outstanding	3,658,345	3,670,683	3,659,091	3,671,727

PROFORMA WITH MUNFORD UNION IN ALL
PERIODS PRESENTED FIRST CITIZENS
BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
STATED IN ($000) EXCEPT EPS AND SHARES OUTSTANDING

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
INTEREST INCOME
Interest and fees on loans	$ 8,761	$ 8,627	$ 17,279	$ 17,393
Interest and dividend on investment securities:
Taxable	852	1,311	1,836	2,578
Tax-exempt	401	405	809	796
Dividends	73	64	137	125
Other interest income - Federal funds sold	26	73	88	168
Interest Bearing Checking	2	15	4	18
Lease financing income	--	--	--	--
Total Interest Income	10,115	10,495	20,153	21,078

INTEREST EXPENSE
Interest on deposits	2,513	2,838	5,122	5,867
Other interest expense	1,194	1,027	2,319	2,170
Total Interest Expense	3,707	3,865	7,441	8,037
Net Interest Income	6,408	6,630	12,712	13,041
Provision for Loan Losses	299	393	579	746
Net Interest Income after Provision	6,109	6,237	12,133	12,295

Total Other Income	1,894	1,866	3,981	3,782
Total Other Expenses	5,462	5,263	10,850	10,352
Net income before income taxes	2,541	2,840	5,264	5,725
Taxes	896	922	1,643	1,819
Net income	$ 1,645	$ 1,918	$ 3,621	$ 3,906
	=====	=====	=====	=====
Earnings per share	$ 0.45	$ 0.52	$ 0.99	$ 1.06
Weighted average number of shares outstanding	3,658,345	3,670,683	3,659,091	3,671,727

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, STATED IN THOUSANDS)

	Six Months Ended June 30,
	2003	2002	2001
OPERATING ACTIVITIES
Net cash provided by operating activities	$ 5,181	$ 6,741	$ 1,659

INVESTING ACTIVITIES
Proceeds of maturities of held to
maturity securities	145	112	12,054
Purchase of held to maturity securities	--	--	--
Proceeds from maturities of available
for sale securities	33,403	29,017	51,339
Proceeds from sales of available for
sale securities	1,477	8,600	5,500
Purchase of available for sale securities	(33,468)	(44,303)	(61,782)
Increase in loans - net	(37,327)	(6,242)	(30,300)
Payment for purchase of Bank of Troy - net of cash acquired	--	(10,283)	--
Purchase of premises and equipment	(2,186)	504	676
Net Cash provided by investing activities	(37,956)	(22,595)	(22,513)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and
Savings Accounts	18,061	(859)	7,370
Increase (Decrease) in Time Accounts	6,160	(4,024)	18,189
Increase (Decrease) in Long term Debt	701	11,683	8,825
Treasury Stock Transactions	(100)	(103)	(178)
Proceeds from Sale of Common Stock	--	--	--
Cash Dividends Paid	(1,975)	(1,910)	(1,857)
Net Increase (Decrease) in Short Term
Borrowings	(1,503)	2,298	(6,000)
Net Cash provided (used) by
Financing Activities	21,344	7,085	26,349

Increase (Decrease) in Cash and
Cash Equivalents	(11,431)	(8,769)	5,495

Cash and Cash Equivalents at beginning
of year	47,683	31,183	23,927
Cash and Cash Equivalents at end of year	36,252	22,414	29,422

Cash Payments made for interest and income taxes during the years presented are as follows:

	2003	2002	2001
Interest	7,644	7,277	10,714
Income Taxes	2,957	1,317	533

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
JUNE 30, 2003

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2003, the consolidated statements of income for the six month periods ended June 30, 2003, 2002 and 2001, and the consolidated statements of cash flows for the six months periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

FASB 114 and 118 were implemented during first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

The following data reflects impaired and probable loss loan totals:

Balance
Amount of recorded balance with a related allowance	$ 978
Amount of recorded balance with no related allowance	999
Impaired loan balance or recorded balance	$ 1,977
=======

Interest income recognized on impaired loans has been applied on a cash basis. Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations. An analysis of the loan loss reserve indicates that overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

NOTE 5 - DERIVATIVES ORIGINATION DATE: 06/2000

FASB 133, 137 and 138 - FASB 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities.  It requires derivatives to be reported as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  FASB 137 and 138 amended FASB 133.  Bancshares' used the derivative as a cash flow to hedge the "Benchmark Interest Rate."  First Citizens designated a Federal Home Loan Bank Variable Libor Borrowing to be hedged and effectively locked in a fixed cost on the liability.

First Citizens swapped a fixed investment cash flow for a variable cash flow that is tied to the 90 day Libor Rate.  The new variable investment cash flow is matched with a variable borrowing cash flow generating a positive spread of 250 basis points with no interest rate risk.  The transaction was implemented to increase earnings of First Citizens. Volume used in the transaction was $1.5 million. Volume and risk associated with the transaction is well within the Funds Management Policy of the bank.  Maturity of the hedge is 10 years.

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased. Value of the derivative decreased $77 thousand net of tax for the current reportable period and $405 thousand cumulative to date.  Other comprehensive income reflects fair market value of the derivative at $547 thousand gross and  $405 thousand net of tax.

NOTE 6 - FASB 141

FASB 141 - This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16. FASB 141 eliminated pooling of interests. Bancshares implemented purchase accounting effective June 30, 2001. Bancshares purchased Munford Union Bank on June 1, 2002.  Munford Union has 5 branches (including the main) for a total asset base at the time of purchase of $115 million.  Munford Union Bank, a state chartered bank established in 1925,serves the counties of Tipton and Shelby in Tennessee. Purchase accounting method was used for the acquisition. Total acquisition price was $19.3 million funded partially through a dividend paid by First Citizens National Bank (The Bank) to First Citizens Bancshares, Inc (The Company).  Balance of funding for the purchase was accomplished through Trust Preferred debt and a line of Credit.  Bancshares stock was not issued for the purchase.  Dollar cost of purchased research and development assets as well as pre-acquisition contingencies was $0 and dollar amount written off was not applicable.  Results of Operations for Munford Union stated in this report include all six months for the ending period June 30, 2003.  Munford Union Bank was merged as a branch of First Citizens National Bank the second quarter of 2003.

All assets and liabilities were valued to the current fair market value.  Goodwill included in the acquisition totaled $8.8 million and will only be amortized if impairment occurs as directed by FASB 142.  Core deposits intangible accumulated to $845 thousand and is being amortized over a ten year period using straight line method. Goodwill on the books of Bancshares will not be tax deductible if impairment according to FASB 142 occurs.

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

Debt issued to fund the Munford purchase will be repaid from accumulated earnings of Munford Union with First Citizens National Bank subsidizing a small fraction of the debt for the first two years and thereafter funded 100% by Munford Union Bank.

NOTE 7 - FASB 142

This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  Goodwill and some intangible assets will no longer be amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests implemented first quarter 2002 and 2003 to establish a goodwill benchmark resulted in an impairment of zero. Total goodwill as of the reportable date is $12 million or 1.69% of total assets or 21.68% of total capital.  The Charter of the Munford Union Bank was sold second quarter for a price of $225 thousand causing a decrease to goodwill of the same amount.  Munford Union Bank merged with First Citizens National Bank June 13, 2003.

Amortization expense of the other identifiable intangibles for the quarter was $15 thousand for 2003.

NOTE 8 - LONG TERM OBLIGATIONS

In March 2002, the Company formed a wholly owned subsidiary First Citizens(TN) Statutory Trust II.  The Trust was created under the Business Act of Delaware for the sole purpose of issuing and selling preferred securities and using proceeds from the sale to acquire long term subordinated debentures issued by Bancshares.  The debentures are the sole assets of the Trust.  First Citizens Bancshares owns 100% of the common stock of the Trust.

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

Bancshares' obligation under the debentures and related documents, constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Preferred Securities.  Although the debentures are treated as debt of the Company, they are treated as Tier I capital subject to a limitation that the securities included as Tier I capital not exceed 25% of the total Tier I capital.  The securities are callable by the Company after 5 years.  These funds are a partial source for the acquisition of Munford Union Bank, along with a line of credit and capital infusion from First Citizens National Bank.

The ability of First Citizens to service its long-term debt obligation is dependent upon the future profitability of its banking subsidiaries and their ability to pay dividends to the Company.

NOTE 9 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved two year renewable line of credit with First Tennessee Bank in the amount of $13 million.  As of the reportable date, the drawn amount was $9.3 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("the Bank"), First Citizens Capital Assets and First Citizens (TN) Statutory Trust II.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates four wholly owned subsidiaries: Financial Plus, Inc., Delta Finance, Inc., Nevada Investments I, Inc., and Nevada Investments II, Inc. The bank also owns 50% of White and Associates/First Citizens Insurance LLC and First Citizens/White and Associates Insurance Company, Inc. These subsidiary activities consist of: brokerage, personal finance, investments, insurance related products and credit insurance. The Munford Union Bank and its two wholly owned subsidiaries (Nevada Investments III and IV) were merged into First Citizens National Bank and Nevada Investments during second quarter 2003.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting of First Citizens Bancshares and its subsidiaries conform with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The company's estimates are based on historical experience, information supplied from professionals, regulators and others believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates.  First Citizens considers its more critical accounting policies to consist of the allowance for loan losses and the estimation of fair market value.

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

Fair value for First Citizens' available for sale investments are based on quoted market prices supplied by a third party.  In situations where quoted market prices are not available, fair values are based on quoted prices of similar instruments.

The Company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that would impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value as part of the goodwill test is a critical accounting estimate because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.

Management has discussed these critical accounting policies with the Audit Committee, and the Audit Committee has reviewed the Company's disclosure relating to them in the discussion and analysis of operations for the quarter just ended.

RESULTS OF OPERATIONS

Bancshares reported continued growth in both earnings and assets for the first two quarters of 2003.  A comparison of total assets as of June 30, 2003 with totals for the same time period one-year ago reflects an increase of $62 million or 9.45%.  Double digit loan growth in second quarter was funded by an increase of 11.27% in total deposits.  This growth is a direct result of the decision by the Board of Directors in 2001 to seek out expansion opportunities in higher growth markets.  Expenses associated with new branch construction and staffing can be offset in a relatively short period of time in markets with good growth potential.  Combined earnings of both first and second quarters 2003 increased in spite of a change in interpretation of Tennessee Excise Tax Law, which resulted in an increase in tax liability of $190,000.  The ruling, which was made second quarter, was retroactive to January 1, 2003.  As a result, second quarter earnings were adjusted to reflect the year to date impact of this ruling. Excluding this retroactive tax expense, earnings for second quarter would have exceeded this same period in 2002.  Growth in net interest income of 11.26% and a 22.39% reduction in the provision for loan losses supported a year to date increase of 3.16% in overall net income.  Earnings projections for the remaining two quarters of 2003 are positive with net income expected to exceed budget projections. Earnings per share for the most recent four quarters respectively are as follows:  $.45, $.54, $.60, and $.58.  Return on average assets was.92% for 2003 compared to 1.20% for the same time period in 2002.Return on assets, excluding the excise tax adjustment would have been 1.06%.  Return on equity decreased to 11.80% for the current year from 13.81% last year and the adjusted ROE net of excise tax adjustment would have been 13.17%.  The effective tax rate for the current period is 35.26% compared to 31.59% for prior period.  Core effective tax rate (excluding excise tax adjustment) is 27.78%. A positive change in the core effective tax rate was a direct result of increased volumes in tax free investments.

Bancshares does not transact business outside the United States.

Net interest income increased $452 thousand or 7.58% when comparing second quarter to the same period in 2003. Total interest bearing liabilities declined 28 basis points over the past 12 months.  Time deposit average paying rate had the most dramatic decrease from 3.12% to 2.69%.  Federal Home Loan Bank borrowings of $64 million carries a yield of 5.37%, resulting in a dilution to net interest income of $1.9 million when compared to average cost of funds of 2.27%. Net interest margins are challenged as the Federal Reserve continues to lower interest rates in an effort to stimulate the national economy.  The most immediate impact to the company's earnings is created by the reduced potential of $142 million in assets held within the investment portfolio.  Accelerated prepayments on mortgage-backed investments and calls on higher earning securities held within the portfolio force the reinvestment of cash inflows at substantially lower rates. Taxable investment yields declined from 4.91% at June 30, 2003 to 3.30% in 2003.  The positive side of the low interest rate environment is the dramatic increase in secondary mortgage lending fees, which increased 355% when compared to first and second quarters of 2002. A review of the last six quarters starting with the most recent reflects the following total:  $498 thousand, $422 thousand, $336 thousand, $239 thousand, $169 thousand and $158 thousand.  It is anticipated that the second quarter trend will continue through third quarter 2003.  Bancshares' net yield on average earning assets was 6.38% for the current period compared to 7.16% for 2002 and 8.57% for 2001. Earning asset yield decreased 78 basis points compared to only 28 basis points for interest bearing liabilities.

The loan loss provision decreased $94 thousand or 23.91% over the prior reporting period.  Additional write downs, charge offs and the declining economy contributed to the higher amount in 2002.  Net charge offs for 2003 were $125 thousand compared to $341 thousand for the first six months in 2002.  A reduced net charge off total in 2003 was a result of recoveries of previously charged off loans totaling $74 thousand and improved quality within the loan portfolio.  Reserve for losses on loans as a percent of total loans was 1.24% at June 2003 compared to 1.16% at June 2002.   The reserve as a percent of total loans for third and fourth quarter 2002 was 1.19% and 1.24% respectively.

Non-interest income increased $172 thousand, or 9.98% over the prior year's total.  In current year 2003, fee income (non-interest income) contributed 15.77% to total revenue compared to 15.61% for the same period last year.  Non-interest income for Munford Union includes one month in 2002. Bond profits of $2 thousand were taken in 2002 compared to $0 in 2003.  The proforma income statement includes Munford Union in all periods and reflects non-interest income increased 1.50%.  The following table compares non-interest income for 2003, 2002 and 2001:

Non-Interest Income
(in thousands)
	2003	% of Change	2002	% of Change	2001
Service Charges on Deposit Accounts	$ 1,184	45.63%	$ 813	(5.24%)	$ 858
Trust Income	157	(4.84%)	165	0.60%	166
Other Income	553	(25.67%)	744	1.09%	736
TOTAL	$ 1,894	9.98%	$ 1,722	12.36%	$ 1,760

Non-interest expense increased $725 thousand or 15.30% when comparing second quarter 2003 with second quarter 2002. Quarter-to- date proforma income statement (includes Munford in prior period) reflects a 3.78% increase in non-interest expense. Salary and benefits increased as a result of the acquisition (44 fulltime equivalent), other additions in full time salaries, incentive accruals, and hospital insurance.. Bonus accruals account for 9.50% of the salary and benefit total. Full-time equivalent for the current period was 262 compared to 253 for prior year. Tight budget controls and incentives stabilized growth of other  controllable core expenses. Expense other real estate was $34 thousand for second quarter compared to $35 thousand for first quarter 2003.  Other real estate asset was $1.8 million as of December 2002 compared to $1.4 million at June 30, 2003.  Impaired Goodwill expense is $0 for the current reportable period compared to $0 for 2002 and $77 thousand for 2001. The core deposit intangible expense for the current reportable quarter was $15,000. FASB 142 altered the analysis of goodwill for the years 2002 forward. YTD advertising, community relations, and other forms of marketing expenses were $96 thousand or 1.75% of total non-interest expense. All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for the second quarter of 2003, 2002, and 2001:

Non-Interest Expense
(in thousands)
	2003	% of Change	2002	% of Change	2001
Salaries and Employee Benefits	$ 3,067	20.13%	$ 2,553	14.69%	$ 2,226
Net Occupancy	449	42.94%	787	5.92%	743
Other	1,946	39.29%	1,397	9.23%	1,279
TOTAL	$ 5,462	15.30%	$ 4,737	11.51%	$ 4,248

The following quarterly average balances, interest, and average rates are presented in the following table:

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
MONTHLY AVERAGE BALANCES AND INTERST RATES
(STATED IN THOUSANDS)
QUARTER ENDING JUNE 30

	2003 Average			2002 Average			2001 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 473,427	$ 8,761	7.40%	$ 390,894	$ 7,751	7.93%	$ 361,723	$ 8,497	9.39%
Investment Securities:
Taxable	111,965	925	3.30%	98,624	1,211	4.91%	83,316	1,232	5.91%
Tax Exempt (4)	35,807	607	6.78%	25,700	420	6.53%	13,290	251	7.55%
Interest Earning Deposits	592	2	1.35%	3,743	15	1.60%	1,301	19	5.84%
Federal Funds Sold	11,613	26	0.89%	8,929	53	2.37%	8,054	108	5.36%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 633,404	$10,321	6.38%	$ 527,890	$ 9,450	7.16%	$ 471,529	$10,107	8.57%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	17,692	0	0.00%	14,486	0	0.00%	19,347	0	0.00%
Bank Premises and Equipment	18,706	0	0.00%	15,819	0	0.00%	13,767	0	0.00%
Other Assets	39,157	0	0.00%	18,344	0	0.00%	17,160	0	0.00%
TOTAL ASSETS	$ 708,959	0	0.00%	$ 576,539	0	0.00%	$ 521,803	0	0.00%
	======	=====	=====	======	=====	=====	=====	=====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	165,337	415	1.00%	143,999	511	1.41%	126,618	945	2.98%
Time Deposits	311,183	2,097	2.69%	244,803	1,913	3.12%	223,555	3,160	5.65%
Federal Funds Purchased and Other Interest Bearing Liabilities	110,179	1,195	4.33%	89,492	927	4.14%	83,412	989	4.74%
TOTAL INTEREST BEARING LIABILTIES	586,699	3,707	2.52%	478,294	3,351	2.80%	435,585	5,094	4.69%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	61,228	0	0.00%	47,032	0	0.00%	39,112	0	0.00%
Other Liabilities	5,315	0	0.00%	732	0	0.00%	1,250	0	0.00%
TOTAL LIABILITIES	653,242	0	0.00%	526,058	0	0.00%	473,947	0	0.00%

SHAREHOLDERS' EQUITY	55,717	0	0.00%	50,481	0	0.00%	47,856	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 708,959	0	0.00%	$ 576,539	0	0.00%	$ 521,803	0	0.00%
	======	=====	=====	======	=====	=====	=====	=====	====
NET INTEREST INCOME	--	6,614	--	--	6,099	--	--	5,013	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	4.17%	--	--	4.62%	--	--	4.25%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

June 30
(In Thousands)
	2003	2002	2001	2000	1999
Real Estate Loans:
Construction	$ 67,398	$ 52,363	$ 34,018	$ 34,501	$ 31,072
Mortgage	300,383	278,222	220,007	199,651	181,101
Commercial, Financial and
Agricultural Loans	80,202	68,318	69,646	62,776	68,735
Installment loans to individuals	38,598	42,455	43,689	37,758	38,387
Other Loans	4,080	4,326	3,216	2,879	2,753
TOTAL LOANS	$ 490,661	$ 445,684	$ 370,576	$ 337,565	$ 322,048

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

Non-Performing Loans
June 30
(in thousands)
Year	Non-Accrual	90 Days Past Due Accruing Interest	Total
2003	$ 1,470	$ 1,438	$ 2,908
2002	$ 1,497	$ 521	$ 2,018
2001	$ 2,203	$ 498	$ 2,701
2000	$ 985	$ 2,015	$ 3,000
1999	$ 662	$ 255	$ 917

3391:
First Citizens National Bank
Loan Loss Experience and Reserve for Loan Losses
(in thousands)
Quarter ending June 30,

	2003	2002	2001	2000	1999
Average Net Loans Outstanding	$ 473,427	$ 390,894	$ 361,723	$ 328,974	$ 310,911
Balance of Reserve for Loan Losses at
Beginning of Period	$ 5,912	$ 4,144	$ 3,919	$ 3,762	$ 3,940
Loan Charge-Offs	(199)	(448)	(474)	(141)	(158)
Recovery of Loans Previously Charged Off	74	107	209	83	38
Net Loans Charged Off	(125)	(341)	(265)	(58)	(120)
Additions to Reserve Charged to Operating Expense	299	393	232	194	196
Changes incident to Mergers	0	983	0	0	0
Balance at End of Period	$ 6,086	$ 5,179	$ 3,886	$ 3,898	$ 3,822

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.02%)	(.08%)	(.07%)	(.01%)	(.03%)

The following table will identify charge-offs by category for the period ending June 30, 2003, 2002, and 2001.

CHARGE-OFFS:	2003	2002	2001
Domestic:
Commercial, Financial and Agricultural	$ 0	$ 11	$ 113
Real Estate - Construction	0	0	0
Real Estate - Mortgage	54	208	148
Installment Loans to individuals	145	195	177
Lease financing	0	0	0
Credit cards	0	34	36
Foreign	N/A	N/A	N/A
Total	($ 199)	($ 448)	($ 474 )
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 8	$ 30	$ 130
Real Estate - Construction	0	0	0
Real Estate - Mortgage	8	4	15
Installment Loans to individuals	58	67	56
Lease financing	0	0	0
Credit cards	0	6	8
Foreign	N/A	N/A	N/A
Total	$ 74	$ 107	$ 209
Net Charge-offs	($ 125)	($ 341)	($ 265)

LOANS:

Core net loan growth (excluding acquisitions) grew $45 million or 10.18% when comparing the current period to last June.  Delta Finance (Finance Company subsidiary of The Bank) has loans outstanding totaling $3.4 million or .69% of the company's total loans.  Real estate loans account for 75%, while agricultural production loans comprise 3.57% of total loans.  Loan loss reserve as a percent of total loans was 1.24% for 2003 compared to 1.16% 2002.  Net charge-offs to average net loans for the current reportable period was .02% compared to .07% for prior year.  Net charge offs to average net loans for 2003 represent the lowest percentage experienced for the years of 2001 thru second quarter 2003. It is expected that net loan demand will continue at above average growth percentages for the balance of 2003.

AGRICULTURAL LOANS:

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $79 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise more than $42 million of total loans.  Past due credits in this category are .14% of total loans.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES:

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income was discussed in the above section titled LOANS. A review of non- performing loans reflects non-performing assets at .59% of total loans as of June 30, 2003 compared to peer average of .82% as of the latest peer data dated 03/31/03. Improvements noted in asset quality have allowed for a reduction in the monthly accrual allocated to the loan loss reserve.  Unemployment rates in counties in which Bancshares operates are as follows: Dyer (7.0%), Shelby (6.4%), Tipton (6.9%), Obion (7.8%), Weakley (9.2%) and Lauderdale (11.8%).  Unemployment rates slightly increased in all counties listed when compared to second quarter 2003 from year-end 2002. Higher unemployment rates in Lauderdale County are the result of a plant closing and layoffs in other manufacturing jobs.  One manufacturing company in Obion has experienced a slow down in production, also resulting in employee layoffs. Tipton and Shelby county only experienced a fractional increase in unemployment rate.  On a more positive note the re-location of a injection molding company that produces automotive components for General Motor's line of sports utility vehicles has located in Dyer County and has employed several hundred workers. Concentrations of credit represent 25% of Gross Capital or approximately $12 million.  First Citizens had no concentrations of credit in any single industry.  There are no material reportable contingencies as of this report date.

LIQUIDITY:

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 83.86% of the funding for the current year compared to 82.64% for the prior year. Borrowed funds from the FHLB represent 9.65% ($64 million) of total funding for year 2003 compared to 10.16% ($67 million) last year.   The FHLB line of credit is $126 million with $47 million available at quarter end.  The Company has $20 million in deposit funds from the State of Tennessee. First Citizens National Bank has $15 million of brokered certificate of deposits comprising 2.69% of total deposits.

The bank's liquidity position decreased when comparing quarter end 2003 to year-end 2002 because of a decision to allow $10 million in State certificate of deposits funds to roll off during first quarter. Liquidity has significantly increased when comparing June 2003 to June 2002 as evidenced in the federal funds sold total of $15 million.  Total deposit growth of 28% when comparing quarter end 2003 to year end 2002 reinforces the notion that there is flight to quality by consumers.  A significant attraction of core deposit growth has been the Wall Street Account added to the product base in 2001. Core deposits generated by the addition of the money market account has been in excess of $51 million.  The Wall Street account is tied to the 90 day T-Bill Rate and has been a drawing attraction for consumers looking for a money market account to park funds for the short term while waiting for interest rates to go up.  While deposit growth increases market share and provides for liquidity needs, above average deposit growth can apply pressure to a bank funds' reserve ratio.  In the event deposit growth continues to exceed prior years, FDIC Insurance cost could possibly increase causing an impact on net income.  There is no material impact projected to First Citizens net income in the event FDIC insurance cost increases.

The bank's liquidity position has been strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others. The  Bank has lines of credit with the FHLB and correspondent banks totaling $138 million. The Company has a $13 million line of credit with First Tennessee Bank established for acquisitions and other holding company needs (see note 9).  The available line amount as of the current reportable period is $4 million.  The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material change in the liquidity position.

INVESTMENT SECURITIES:

Nevada Investments I and II was incorporated in the year 2000 as subsidiaries for First Citizens National Bank. The core objective for these corporations was to house the investment portfolio for First Citizens National Bank. Savings from these strategic moves exceeding $300,000 on an annual basis were terminated second quarter 2003.  Termination of the excise tax was discussed in the opening paragraphs of RESULTS OF OPERATIONS. The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.

In excess of 50% of the bond portfolio was called in the year 2001. Investments called were Callable U.S. Agencies. The called amounts were reinvested mainly into mortgage backed agencies (very defined traunches and predictable characteristics) with an average life of less than 5 years. U.S. Treasuries and Agencies account for 71% of the total portfolio. Mortgage related investments are the largest sector of this category accounting for 50% of the total portfolio. Well defined mortgage related investments produce consistent cash flows and will serve Bancshares as a defense against rising interest rates. Declining rates have resulted in prepayment of mortgage related investments, thereby diluting investment yields and causing a material increase in the market value of the portfolio. The years 2003, 2002, and 2001 reflect an above average year in maturities, paydowns, and calls. Cash inflows on the cash flow statement indicate $33 million flowed in year 2003 compared to an average amount of $29 million for 2002. Also indicated on the statement of cash flow is net loan growth of $37 million compared to $6 million for 2002. Other comprehensive income in the capital section has increased 2.54% when compared to the prior year. Pledged investments total $105 million for the current reportable period. Peer data indicates our portfolio yields are less than the average peer bank due to portfolio changes (called bonds, paydowns and above average maturities)in years 2003 and 2002.  The quarterly average report reflects a yield decrease in the investment portfolio of 161 basis points or 33%.  The decrease caused a material decrease to margins, spreads, and net income. Bancshares' goal is to steadily improve the investment portfolio without taking on material risk.

First Citizens National Bank engaged in derivative activity as defined by FASB (Reference footnote 5).  Gains or losses reflected in the year-end income statement attributable to trading activities are $0.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	Composition of Investment Securities
	June 30 (In thousands)
	2003	2002	2001	2000	1999
U.S. Treasury & Government Agencies	$ 95,940	$ 93,479	$ 74,665	$ 82,103	$ 88,321
State & Political Subdivisions	36,705	37,858	13,770	14,402	13,606
All Others	8,962	11,388	7,568	3,788	3,160
TOTALS	$ 141,607	$ 142,725	$ 96,003	$100,293	$105,087
	=======	=======	======	======	=======

Investment Securities
June 30, 2003
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 0	$ 0
U.S. Government agency and corporation obligations	0	0	95,714	95,940

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,045	1,093	32,455	35,660
U.S. Securities:
Debt Securities	0	0	6,753	7,302
Equity Securities (including Federal Reserve stock)	0	0	1,829	1,660
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 1,045	$ 1,093	$ 136,751	$ 140,562

CAPITAL RESOURCES

Total capital on June 30, 2003 was $56.3 million, up 7.17% from $52.5 million on June 30, 2002. The increase in capital was from undistributed net income, and favorable market value moves in the bond portfolio (comprehensive income). Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The June 2003 ratio is down due to the Munford Union acquisition (purchase accounting with no stock issuance)and above average asset growth. Leveraging capital with asset growth is a strategic objective for Banchshares. Risk based capital ratio as of June 30, 2003 was in excess of 10.00% , significantly above the 8% mandated by Regulatory Authorities, while 2002's ratio was in excess of 13.50%. The Company's tier I leverage ratio as of the current period was 6.67%. Capital as a percentage of total assets for the current ending period, was 7.82% (excluding loan loss reserves).

2003	2002	2001	2000	1999
7.82%	7.99%	9.25%	9.33%	9.26%

The dividend pay-out ratio is 60.06% for the current period compared to 54.73% for the prior year.  Peer bank dividend payout ratios are 37.83%. The annualized dividend per share is $1.08 for 2003 compared to $1.04 for 2002.  The dividend yield was 3.92% (using $27.50 market price) well in excess of peer average of 2.83%.  Peer average is obtained for the Southeast Bank Group.  Treasury stock totaling 59,969 has been purchased as of the current reportable period at a weighted average cost basis of $23.40.  The Board approved a stock repurchase program in 2001 that provides for purchase of $1 million of Bancshares stock per year extended over a five year period.

The table below presents for First Citizens Bancshares, Inc. certain operating ratios as of June 30:  (quarterly annualized)

	2003	2002	2001	2000
Percentage of Net Income to:
Average Total Assets	0.92%	1.20%	1.17%	1.14%
Average Shareholders' Equity	11.80%	13.81%	12.79%	12.10%
Percentage of Dividends Declared Per
Common Share to Net Income	60.06%	54.73%	60.01%	61.98%
* Percentage of Average Shareholders'
Equity to Average Total Assets	8.70%	9.53%	9.90%	10.24%

* Represents primary capital - including reserve for loan losses account

RECENTLY ISSUED ACCOUNTING STANDARDS

Sarbanes-Oxley Act of 2002:  Congress recently passed the Sarbanes-Oxley Act of 2002.  The legislation imposes new duties on public companies and executives, directors, auditors, plan administrators, attorneys as well as securities analysis.  It creates a new regulatory system for the audit profession and sets new standards for auditor independence.  It expands criminal and civil liabilities.  This new act should contribute to broad restoration of trust in the integrity of disclosure and account practices that inform our capital markets.  First Citizens Bancshares has and will continue to implement all necessary and applicable steps required by this act.

FASB 46:  Consolidation of Variable Interest Entities released earlier this year, has recently led some in the accounting profession to re-examine the accounting treatment of trust preferred securities.  While the Interpretation is not industry specific, the issue centers on whether trust preferred securities should continue to appear on a company's consolidated financial statements as a minority interest in a consolidated subsidiary or whether the trusts would need to be deconsolidated with a debt obligation and a 3% interest in an unconsolidated subsidiary appearing on the balance sheet.  The key question is whether a GAAP change would precipitate a regulatory change for capital purposes.  In letter SR 03-13, dated July 2, 2003, the Board of Governors of the Federal Reserve stated that, until form changes can be implemented to the FR Y-9C, bank holding companies should continue to follow current instructions for reporting of trust preferred securities.  Additionally, companies should continue to include trust preferred securities in their Tier 1 capital, subject to regulatory limitations, until notice is given to the contrary.

FASB 150:  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03) - This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements.  Remaining provisions of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer.  While the Board still plans to revise that definition through an amendment to concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project.  That next phase will deal with certain compound financial instruments including putable shares, convertible bonds, and dual-indexed financial instruments.  This statement will not have a material impact on the financial statements of Bancshares.

PART I - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Asset/Liability Committee strives to maintain stability in net interest margin under various interest rate cycles.  First Citizens has materially improved interest rate risk exposure since year-end 2000.  Steps implemented are as follows: (1) increased long term Federal Home Loan Bank borrowings, (2) purchased variable rate investments with well defined traunches that produce perpetual cash flows, (3) encourage existing deposit customers to extend maturities past one year, (4) introduced 3 year brokered Certificate of Deposits as a source ($10 Million) and, (5) reduced overnight borrowings exposure.

First Citizens swapped a $1,500,000 fixed investment cash flow for a variable cash flow stream tied to 90 day libor rate June 2000.  The new variable investment cash flow is matched with a variable borrowing, resulting in an ongoing positive spread of 250 basis points with no interest rate risk.  The transaction was implemented to increase earnings and reduce interest rate risk.  The cash flow hedge has produced a positive income, but because the bank swapped a fixed cash flow for a variable cash flow and rates have declined the value of the derivative has decreased since inception.  The volume and risk associated with this derivative is well within the Funds Management Policy of the bank. There have been no material changes since year-end 2002 applicable to this transaction.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: August 14, 2003                                        /s/  KATIE WINCHESTER
                                                                        PRESIDENT,  CEO, Vice-Chairman
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)

Date: August 14, 2003                                           /s/    JEFF AGEE
                                                                  EXECUTIVE VICE PRESIDENT &
                                                                     CHIEF FINANCIAL OFFICER
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)