Form 10-Q
period 2003-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2003-11-12
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED SEPTEMBER 30, 2003

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 2-83542    CIK Number 0000719264
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

________________________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]  No [X]

Of the registrant's only class of common stock (no par value) there were 3,655,768 shares outstanding as of September 30, 2003 (Net of Treasury).

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Stated in Thousands)

	September 30 2003	December 31 2002	September 30 2002
	(unaudited)
ASSETS
Cash and due from banks	$ 17,058	$ 21,290	$ 19,168
Federal funds sold	9,726	26,393	15,826
Investment securities
Trading investments - stated at market	--	--	--
Held to maturity - amortized cost - fair value of $1,083 at September 30, 2003, $1,473 at December 31, 2002 and $2,567 at September 30, 2002.	1,045	1,190	2,502
Available-for-sale, stated at market	144,583	141,682	141,939
Loans (excluding unearned income of $140 at September 30, 2003, $1,473 at December 31, 2002 and $1,539 at September 30, 2002)	491,404	453,480	453,428
Less: Allowance for loan losses	6,107	5,653	5,435
Net Loans	485,297	447,827	447,993
Premises and equipment	20,790	17,866	17,847
Goodwill	12,218	12,417	12,545
Other Intangible Assets	732	844	866
Other real estate	1,125	1,781	2,289
Other assets	25,304	22,908	18,326

TOTAL ASSETS	$ 717,878	$ 694,198	$ 679,301
	========	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
Demand	$ 65,350	$ 61,535	$ 56,501
Time	316,096	312,885	219,876
Savings	172,265	157,222	230,095
Total Deposits	553,711	531,642	506,472
Securities sold under agreements to repurchase	18,553	18,444	18,578
Federal funds purchased & other short-term borrowings	--	--	10,300
Long term debt	83,655	83,881	83,894
Notes payable of Employee Stock Ownership Plan	--	--	--
Other liabilities	5,415	5,630	6,137

TOTAL LIABILITIES	$ 661,334	$ 639,597	$ 625,381

Stockholders' Equity
Common stock, No par value - 10,000,000 authorized; 3,717,593 issued and outstanding at September 30, 2003, 3,717,593 issued and outstanding at December 31, 2002, and 3,717,593 at September 30, 2002.	3,718	3,718	3,718
Surplus	15,331	15,299	15,300
Retained earnings	37,881	35,174	33,930
Obligation of Employee Stock Ownership Plan	--	--	--
Accumulated other comprehensive income	1,068	1,681	2,198
Total Common Stock and Retained Earnings	57,998	55,872	55,146
Less: 61,825 treasury shares, at cost at September 30, 2003, 56,357 shares at cost at December 31, 2002, and 54,653 at September 30, 2002.	(1,454)	(1,271)	(1,226)
TOTAL STOCKHOLDERS' EQUITY	$ 56,544	$ 54,601	$ 53,920
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 717,878	$ 694,198	$ 679,301
	==========	==========	==========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(STATED IN THOUSANDS)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Balance January 1	$ 56,326	$ 52,553	$ 54,601	$ 49,809
Net Income	2,047	2,129	5,668	5,639
Other comprehensive income:
Changes in Available for Sale Investments	(884)	528	(636)	1,779
Changes in Derivatives	94	(140)	23	(143)
Comprehensive Income	1,257	2,517	5,055	7,275

Cash dividend declared	(987)	(953)	(2,962)	(2,862)
Common stock issued	--	--	--	--
Common stock repurchased	(52)	(197)	(150)	(302)
Employee stock obligation	--	--	--	--

Balance Ending Period	$ 56,544	$ 53,920	$ 56,544	$ 53,920
	=====	=====	=====	=====

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$ 8,606	$ 8,757	$ 25,885	$ 23,960
Interest and dividend on investment securities:
Taxable	672	1,217	2,508	3,385
Tax-exempt	409	438	1,218	914
Dividends	68	64	205	189
Other interest income - Federal funds sold	21	49	109	167
Other interest income - Checking	1	4	5	22
Lease financing income	--	--	--	--
Total Interest Income	9,777	10,529	29,930	28,637

INTEREST EXPENSE
Interest on deposits	2,301	2,791	7,423	7,623
Other interest expense	1,111	1,279	3,430	3,130
Total Interest Expense	3,412	4,070	10,853	10,753
Net Interest Income	6,365	6,459	19,077	17,884
Provision for Loan Losses	280	404	859	1,150
Net Interest Income after Provision	6,085	6,055	18,218	16,734

OTHER INCOME
Income from fiduciary activities	201	172	510	494
Service charges on deposit accounts	1,298	1,001	3,601	2,510
Brokerage fees	281	217	619	657
Securities gains (losses)	--	27	20	128
Other income	668	431	1,679	1,481
Total Other Income	2,448	1,848	6,429	5,270

OTHER EXPENSES
Salaries and employee benefits	3,119	2,844	9,217	7,801
Net occupancy expense	350	295	1,194	851
Depreciation	345	339	1,032	985
Data processing expense	237	160	630	487
Legal and professional expense	19	40	42	142
Stationery and office supplies	84	66	253	181
Amortization of intangibles	29	10	66	20
Executive payouts	--	--	--	--
Other expenses	1,467	1,125	4,066	3,449
Total Other Expenses	5,650	4,879	16,500	13,916
Net income before income taxes	2,883	3,024	8,147	8,088
Taxes	836	895	2,479	2,449
Net income	$ 2,047	$ 2,129	$ 5,668	$ 5,639
	=====	=====	=====	=====
Earnings per share	$ 0.56	$ 0.58	$ 1.55	$ 1.54
Weighted average number of shares outstanding	3,657,608	3,665,664	3,659,727	3,669,800

PROFORMA WITH MUNFORD UNION IN ALL
PERIODS PRESENTED FIRST CITIZENS
BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
STATED IN ($000) EXCEPT EPS AND SHARES OUTSTANDING

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$ 8,606	$ 8,757	$ 25,885	$ 26,150
Interest and dividend on investment securities:
Taxable	672	1,217	2,508	3,795
Tax-exempt	409	438	1,218	1,234
Dividends	68	64	205	189
Other interest income - Federal funds sold	21	49	109	217
Interest Bearing Checking	1	4	5	22
Lease financing income	--	--	--	--
Total Interest Income	9,777	10,529	29,930	31,607

INTEREST EXPENSE
Interest on deposits	2,301	2,791	7,423	8,658
Other interest expense	1,111	1,279	3,430	3,449
Total Interest Expense	3,412	4,070	10,853	12,107
Net Interest Income	6,365	6,459	19,077	19,500
Provision for Loan Losses	280	404	859	1,150
Net Interest Income after Provision	6,085	6,055	18,218	18,350

Total Other Income	2,448	1,848	6,429	5,630
Total Other Expenses	5,650	4,879	16,500	15,231
Net income before income taxes	2,883	3,024	8,147	8,749
Taxes	836	895	2,479	2,714
Net income	$ 2,047	$ 2,129	$ 5,668	$ 6,035
	=====	=====	=====	=====
Earnings per share	$ 0.56	$ 0.58	$ 1.55	$ 1.64
Weighted average number of shares outstanding	3,657,608	3,665,664	3,659,727	3,669,800

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, STATED IN THOUSANDS)

	Nine Months Ended September 30,
	2003	2002	2001
OPERATING ACTIVITIES
Net cash provided by operating activities	$ 6,328	$ 8,924	$ 5,941

INVESTING ACTIVITIES
Proceeds of maturities of held to
maturity securities	145	113	13,059
Purchase of held to maturity securities	--	--	--
Proceeds from maturities of available
for sale securities	60,923	46,923	70,708
Proceeds from sales of available for
sale securities	1,477	10,482	5,500
Purchase of available for sale securities	(66,323)	(64,029)	(82,132)
Increase in loans - net	(38,329)	(12,984)	(32,414)
Payment for purchase of Bank of Troy - net of cash acquired	--	(10,283)	--
Purchase of premises and equipment	(3,959)	(973)	(1,667)
Net Cash provided by investing activities	(46,066)	(30,751)	(26,946)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and
Savings Accounts	18,858	6,267	3,138
Increase (Decrease) in Time Accounts	3,211	(4,245)	21,090
Increase (Decrease) in Long term Debt	(226)	16,161	11,736
Treasury Stock Transactions	(151)	(305)	(459)
Proceeds from Sale of Common Stock	--	--	--
Cash Dividends Paid	(2,962)	(2,862)	(2,782)
Net Increase (Decrease) in Short Term
Borrowings	109	10,622	(9,929)
Net Cash provided (used) by
Financing Activities	18,839	25,638	22,794

Increase (Decrease) in Cash and
Cash Equivalents	(20,899)	3,811	1,789

Cash and Cash Equivalents at beginning
of year	47,683	31,183	23,927
Cash and Cash Equivalents at end of year	26,784	34,994	25,716

Cash Payments made for interest and income taxes during the years presented are as follows:

	2003	2002	2001
Interest	11,634	11,798	15,627
Income Taxes	3,748	2,277	1,284

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
SEPTEMBER 30, 2003

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2003, the consolidated statements of income for the nine month periods ended September 30, 2003, 2002 and 2001, and the consolidated statements of cash flows for the nine months periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

FASB 114 and 118 were implemented during first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

The following data reflects impaired and probable loss loan totals:

Balance
Amount of recorded balance with a related allowance	$ 1,029
Amount of recorded balance with no related allowance	971
Impaired loan balance or recorded balance	$ 1,999
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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased. Value of the derivative increased $94 thousand net of tax for the current reportable period and $311 thousand cumulative to date.  Other comprehensive income reflects fair market value of the derivative at $518 thousand gross and  $311 thousand net of tax.

NOTE 6 - FASB 141

FASB 141 - This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16. FASB 141 eliminated pooling of interests. Bancshares implemented purchase accounting effective June 30, 2001. Bancshares purchased Munford Union Bank on June 1, 2002.  Munford Union has 5 branches (including the main) for a total asset base at the time of purchase of $115 million.  Munford Union Bank, a state chartered bank established in 1925,serves the counties of Tipton and Shelby in Tennessee. Purchase accounting method was used for the acquisition. Total acquisition price was $19.3 million funded partially through a dividend paid by First Citizens National Bank (The Bank) to First Citizens Bancshares, Inc (The Company).  Balance of funding for the purchase was accomplished through Trust Preferred debt and a line of Credit.  Bancshares stock was not issued for the purchase.  Dollar cost of purchased research and development assets as well as pre-acquisition contingencies was $0 and dollar amount written off was not applicable.  Results of Operations for Munford Union stated in this report include all nine months for the ending period September 30, 2003.  Munford Union Bank was merged as a branch of First Citizens National Bank the second quarter of 2003.

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

NOTE 7 - FASB 142

This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  Goodwill and some intangible assets will no longer be amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests implemented first quarter 2002 and 2003 to establish a goodwill benchmark resulted in an impairment of zero. Total goodwill as of the reportable date is $12 million or less than 2% of total assets or less than 22% of total capital.  The Charter of the Munford Union Bank was sold second quarter for a net price of $200 thousand, causing a decrease to goodwill of the same amount.  Munford Union Bank merged with First Citizens National Bank June 13, 2003.

Amortization expense of the other identifiable intangibles for the quarter was $29 thousand for 2003.

NOTE 8 - LONG TERM OBLIGATIONS

In March 2002, the Company formed a wholly owned subsidiary First Citizens (TN) Statutory Trust II.  The Trust was created under the Business Act of Delaware for the sole purpose of issuing and selling preferred securities and using proceeds from the sale to acquire long term subordinated debentures issued by Bancshares.  The debentures are the sole assets of the Trust.  First Citizens Bancshares owns 100% of the common stock of the Trust.

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

NOTE 9 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved two year renewable line of credit with First Tennessee Bank in the amount of $13 million.  As of the reportable date, the drawn amount was $9.1 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULT OF OPERATIONS AND FINANCIAL CONDITION

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

BRANCH OPERATIONS

Construction of a full service branch facility located at 200 University Avenue, Martin, TN. was completed in October 2003. The Martin branch opened for business in mid October. A second facility currently under construction, located at 5845 Airline Road, Arlington, TN, 38002 will serve as a full service branch bank and should be opened for business 4th quarter 2003.  Market data analysis reflects more than adequate market share growth available within these geographic areas to support the bank's long-term financial projections.  Future population and household income growth within the geographic regions are projected to be positive.  First Citizens will continue to search for expansion opportunities that will result in a positive deployment of the Company's capital.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting of First Citizens Bancshares and its subsidiaries conform to accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The company's estimates are based on historical experience, information supplied from professionals, regulators and others believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates.  First Citizens considers its more critical accounting policies to consist of the allowance for loan losses and the estimation of fair market value.

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

The Company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that would impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair values as part of the goodwill test is a critical accounting estimate because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.

Management has discussed these critical accounting policies with the Audit Committee, and the Audit Committee has reviewed the Company's disclosure relating to them in the discussion and analysis of operations for the quarter just ended.

RESULTS OF OPERATIONS

Results of operations for the first three quarters of 2003 revealed strong growth in both loans and deposits, coming primarily from newly acquired markets.  Net loans were up 8.33%, increasing in excess of $37 million to end the quarter at $485,297,000.  This increase was primarily in the commercial and residential real estate sector of the portfolio, and was driven by the low interest rate environment.  Deposits grew at an annual rate of 5.54%, increasing $22 million to $553,711,000 at quarter-end.  While all categories of deposits reflected an increase, the most significant growth occurred in the Wall Street Account, an interest bearing checking account.  Total assets increased 3.41% over the first three quarters of 2003. Year-to-date earnings for 2003 increased in spite of a change in interpretation of Tennessee Excise Tax Law. The ruling, approved second quarter and retroactive to January 1, 2003, resulted in a YTD excise tax impact in 2003 that was not applicable to earnings of $270,000. Excluding this increase to the tax liability, earnings for third quarter would have exceeded this same period in 2002. Earnings projections for 2003 are expected to exceed YTD budget projections.  Earnings per share for the most recent five quarters respectively are as follows:  $.56, $.45, $.54, $.60, and $.58.  Return on average assets was 1.14% for 2003 compared to 1.29%, and 1.14% for the years 2002 and 2001 respectively. Return on assets, excluding the excise tax impact would have been 1.24% for 2003.  Return on equity decreased to 14.32% for the current year from 16.25% last year. The adjusted ROE net of excise tax adjustment would have been 15.57%.  The effective tax rate for the current period is 29% compared to 29% for prior period. A positive change in the core effective tax rate was a direct result of increased tax-free income (33%).

Bancshares does not transact business outside the United States.

Net interest income decreased $94 thousand or 1.45% when comparing second quarter to the same period in 2003. Total interest bearing liabilities declined 84 basis points over the past 12 months. Time deposit average paying rate had the most dramatic decrease.  Federal Home Loan Bank borrowings of $64 million carries a yield of 5.37%, resulting in a quarterly dilution to net interest income of $525 thousand when compared to average cost of funds of 2.09%. Net interest margins have been challenged as the Federal Reserve has lowered interest rates in an effort to stimulate the national economy.  Net interest margin trend for the past three quarters of 2003 is 3.61%, 3.65%, and 3.68%. The most dramatic impact to the company's earnings was created by the reduced yield on $145 million in assets held within the investment portfolio.  Accelerated prepayments on mortgage-backed investments and calls on higher earning securities held within the portfolio force the reinvestment of cash inflows at substantially lower rates. Mortgage related investments, with a premium attached accumulates to $67 million or 46% of the portfolio. Taxable investment yields declined from 6.14% at September 30, 2002 to 2.97% in 2003.  The positive side of the low interest rate environment is the dramatic increase in secondary mortgage lending fees, which increased 111% when compared to third quarter of 2002. A review of secondary mortgage lending fees over the last seven quarters starting with the most recent reflects the following totals: $506 thousand, $498 thousand, $422 thousand, $336 thousand, $239 thousand, $169 thousand and $158 thousand. The last month of third quarter reflected the lowest monthly secondary mortgage lending fee income at $109 thousand.  It is anticipated that mortgage fee income trends will not continue at these same levels.  Bancshares' net yield on average earning assets was 6.05% for the current period compared to 7.39% for 2002 and 8.47% for 2001. Earning asset yield decreased 134 basis points compared to only 84 basis points for interest bearing liabilities.

The loan loss provision decreased $124 thousand or 30.69% over the prior reporting period.  Additional write downs, charge offs and a declining economy contributed to the higher allocation in 2002.  Quarterly net charge offs for 2003 were $65 thousand compared to $148 thousand for the three months in 2002.  A reduced net charge off total in 2003 was a result of recoveries of previously charged off loans totaling $21 thousand and improved quality within the loan portfolio.  Reserve for losses on loans as a percent of total loans was 1.24% at September 2003 compared to 1.19% at September 2002.   The reserve as a percent of total loans for fourth quarter 2002 was 1.24%.

Non-interest income increased $60 thousand, or 32.46% over the prior year's total.  In current year 2003, fee income (non-interest income) contributed 17.68% to total revenue compared to 15.54% for the same period last year. Year-to-date non-interest income for Munford Union includes four months in the reportable 2002. Other income reflects a positive $237 thousand increase over last year's gain of $431,000. First Citizens Bank received a $141,000 gain from a bank owned insurance policy. The gain was a one-time event with no additional gains expected from this policy. Total non-interest income, excluding the Boli gain, increased $459,000 or 24.83%. Service Charges on deposit accounts is considered a core deposit source of fee income. Bond profits of $27 thousand were taken in 2002 compared to $0 in 2003.  The YTD Proforma Income statement includes Munford Union in all periods and reflects an increase in non-interest income of 1.50%.  The following table compares quarterly non-interest income for 2003, 2002 and 2001:

Non-Interest Income
(in thousands)
	2003	% of Change	2002	% of Change	2001
Service Charges on Deposit Accounts	$ 1,298	29.67%	$ 1,001	18.04%	$ 848
Trust Income	201	16.86%	172	(15.27%)	203
Other Income	949	40.59%	675	37.20%	492
TOTAL	$ 2,448	32.46%	$ 1,848	19.77%	$ 1,543

Non-interest expense increased $771 thousand or 15.80% when comparing third quarter 2003 with second quarter 2002. Salary and benefits increased as a result of additions in full time salaries, incentive accruals, and hospital insurance. Bonus accruals account for 9.29% of the salary and benefit total. Full-time equivalent for the current period was 256 compared to 254 for prior year. Tight budget controls and incentives stabilized growth of other controllable core expenses as evidenced in the other expense category. Expense other real estate was $77 thousand for third quarter compared to $34,000 and $35,000 thousand for second and first quarter 2003 respectfully.  Other real estate asset was $1.8 million as of December 2002 compared to $1.1 million at September 30, 2003.  Impaired Goodwill expense is $0 for the current reportable period compared to $0 for 2002 and $77 thousand for 2001. The core deposit intangible expense for the current reportable quarter was $29,000. FASB 142 altered the analysis of goodwill for the years 2002 forward. Quarter-to-date advertising, community relations, and other forms of marketing expenses were $163 thousand or 2.90% of total non-interest expense. All marketing or advertising items are expensed at the time they are incurred.

Effective September 30, 2003, Delta Finance's loans were sold at an after tax loss of $77,000 net of goodwill. Delta Finance (Finance Company subsidiary of The Bank) had outstanding loans totaling $3.2 million or ..65% of the company's total loans. The decision to sell Delta Finance resulted from concerns relating to asset quality, the potential negative earnings impact of increasing interest rates, and the minimal profit potential to be realized in the best economic conditions. The sale will enhance the over-all quality of the loan portfolio.

The following table compares non-interest expense for the third quarter of 2003, 2002, and 2001:

Non-Interest Expense
(in thousands)
	2003	% of Change	2002	% of Change	2001
Salaries and Employee Benefits	$ 3,119	9.55%	$ 2,847	25.14%	$ 2,275
Net Occupancy	932	17.38%	794	8.02%	735
Other	1,599	29.15%	1,238	1.47%	1,220
TOTAL	$ 5,650	15.80%	$ 4,879	15.34%	$ 4,230

The following quarterly average balances, interest, and average rates are presented in the following table:

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
MONTHLY AVERAGE BALANCES AND INTERST RATES
(STATED IN THOUSANDS)
QUARTER ENDING SEPTEMBER 30

	2003 Average			2002 Average			2001 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 487,869	$ 8,606	7.06%	$ 444,724	$ 8,757	7.87%	$ 368,026	$ 8,506	9.24%
Investment Securities:
Taxable	106,704	672	2.52%	97,121	1,281	5.27%	82,803	1,197	5.78%
Tax Exempt (4)	38,623	409	4.24%	29,415	663	9.01%	14,273	256	7.17%
Interest Earning Deposits	425	1.94%		467	4	3.42%	1,147	11	3.83%
Federal Funds Sold	8,131	21	1.03%	10,299	49	1.90%	8,270	84	4.06%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 641,752	$ 9,709	6.05%	$ 582,026	$10,754	7.39%	$ 474,519	$10,054	8.47%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	16,067	0	0.00%	14,904	0	0.00%	16,790	0	0.00%
Bank Premises and Equipment	20,208	0	0.00%	17,810	0	0.00%	14,299	0	0.00%
Other Assets	38,471	0	0.00%	50,471	0	0.00%	22,103	0	0.00%
TOTAL ASSETS	$ 716,498	0	0.00%	$ 665,211	0	0.00%	$ 527,711	0	0.00%
	======	=====	=====	======	=====	=====	=====	=====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	487,559	2,301	1.67%	447,746	2,791	2.49%	354,250	3,609	4.07%
Federal Funds Purchased and Other Interest Bearing Liabilities	102,580	1,111	4.33%	106,663	1,279	4.79%	79,425	1,200	6.04%
TOTAL INTEREST BEARING LIABILTIES	590,139	3,412	2.09%	554,409	4,070	2.93%	433,675	4,809	4.43%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	63,401	0	0.00%	52,454	0	0.00%	37,730	0	0.00%
Other Liabilities	5,800	0	0.00%	5,955	0	0.00%	6,943	0	0.00%
TOTAL LIABILITIES	659,340	0	0.00%	612,818	0	0.00%	478,348	0	0.00%

SHAREHOLDERS' EQUITY	57,158	0	0.00%	52,393	0	0.00%	49,363	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 716,498	0	0.00%	$ 665,211	0	0.00%	$ 527,711	0	0.00%
	======	=====	=====	======	=====	=====	=====	=====	====
NET INTEREST INCOME	--	6,297	--	--	6,684	--	--	5,245	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	3.92%	--	--	4.59%	--	--	4.42%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

September 30
(In Thousands)
	2003	2002	2001	2000	1999
Real Estate Loans:
Construction	$ 66,987	$ 54,547	$ 33,216	$ 33,938	$ 32,808
Mortgage	301,585	282,927	225,919	201,856	184,653
Commercial, Financial and
Agricultural Loans	80,487	71,598	65,961	64,404	68,222
Installment loans to individuals	37,917	39,980	45,412	38,009	38,462
Other Loans	4,428	4,376	2,039	3,201	2,887
TOTAL LOANS	$ 491,404	$ 453,428	$ 372,547	$ 341,408	$ 327,032

The following table sets forth the balance of non-performing loans as of September 30, for the years indicated:

Non-Performing Loans
September 30
(in thousands)
Year	Non-Accrual	90 Days Past Due Accruing Interest	Total
2003	$ 931	$ 596	$ 1,527
2002	$ 1,192	$ 2,985	$ 4,177
2001	$ 1,686	$ 1,184	$ 2,870
2000	$ 1,862	$ 1,877	$ 3,739
1999	$ 655	$ 444	$ 1,099

First Citizens National Bank
Loan Loss Experience and Reserve for Loan Losses
(in thousands)
Quarter ending September 30,

	2003	2002	2001	2000	1999
Average Net Loans Outstanding	$ 487,869	$ 444,724	$ 368,026	$ 336,176	$ 322,550
Balance of Reserve for Loan Losses at
Beginning of Period	$ 6,086	$ 5,179	$ 3,886	$ 3,898	$ 3,878
Loan Charge-Offs	(254)	(481)	(227)	(249)	(192)
Recovery of Loans Previously Charged Off	89	333	84	88	126
Net Loans Charged Off	(165)	(148)	(143)	(161)	(66)
Additions to Reserve Charged to Operating Expense	280	404	335	239	122
Changes incident to Mergers	(94)	983	0	0	0
Balance at End of Period	$ 6,107	$ 5,435	$ 4,078	$ 3,976	$ 3,934

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.03%)	(.03%)	(.03%)	(.04%)	(.02%)

The following table will identify charge-offs by category for the period ending September 30, 2003, 2002, and 2001.

CHARGE-OFFS:	2003	2002	2001
Domestic:
Commercial, Financial and Agricultural	$ 46	$ 46	$ 11
Real Estate - Construction	0	0	0
Real Estate - Mortgage	102	255	64
Installment Loans to individuals	106	141	114
Lease financing	0	0	0
Credit cards	N/A	39	38
Foreign	N/A	N/A	N/A
Total	($ 254)	($ 481)	($ 227 )
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 17	$ 0	$ 27
Real Estate - Construction	0	0	0
Real Estate - Mortgage	37	276	9
Installment Loans to individuals	35	49	45
Lease financing	0	0	0
Credit cards	N/A	8	3
Foreign	N/A	N/A	N/A
Total	$ 89	$ 333	$ 84
Net Charge-offs	($ 165)	($ 148)	($ 143)

LOANS:

Core net loan growth (excluding acquisitions) grew $38 million or 8.37% when comparing the current period to last September.  Delta Finance (Finance Company subsidiary of The Bank) had loans outstanding totaling $3.2 million or .65% of the company's total loans. All of Delta Finance's loans were sold as of 09-30-03 for a pre-tax loss of $77,000(net of goodwill). Management was concerned with the risk of Delta Finance's loans long term and also the profitability concerns if rates spiked upward. The sale will enhance the over-all quality of the portfolio. Real estate loans account for 75%, while agricultural production loans comprise 3.57% of total loans.  Loan loss reserve as a percent of total loans was 1.24% for 2003 compared to 1.19% 2002.  Net charge-offs to average net loans for the current reportable period was .02% compared to ..07% for prior year.  Net charge offs to average net loans for 2003 represent the lowest percentage experienced for the years of 2001 thru second quarter 2003. It is expected that net loan demand will continue at above average growth percentages for the balance of 2003.

AGRICULTURAL LOANS:

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $79 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise more than $42 million of total loans.  Past due credits in this category are .14% of total loans. A significant pay-down in agricultural related loans is expected fourth quarter 2003.  Higher commodity prices coupled with above average yields experienced in the 2003 harvest created significant improvements in cash-flows of agriculture customers

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES:

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income was discussed in the above section titled LOANS. A review of non- performing loans reflects non-performing assets at .25% of total loans as of September 30, 2003 compared to peer average of .76% based on the most recent peer data dated 06/30/03.  Non-performing loans at 6/30/03 were ..59%.  Improvements in asset quality allowed for a reduction in monthly accruals allocated to the loan loss reserve.  Unemployment rates in counties in which Bancshares operates are as follows: Dyer (6.3%), Shelby (5.8%), Tipton (6.5%), Obion (6.6%), Weakley (7.6%) and Lauderdale (14.8%).  Unemployment rates decreased on an average of one percent in all counties listed, with exception to Lauderdale, when compared to second quarter 2003. Higher unemployment rates in Lauderdale County are the result of a plant closing and layoffs in other manufacturing jobs. On a more positive note, the re-location of a manufacturing plant of heating and cooling units has located in Dyer County and has employed several hundred workers. Concentrations of credit represent 25% of Gross Capital or approximately $12 million.  First Citizens had no concentrations of credit in any single industry.  There are no material reportable contingencies as of this report date.

LIQUIDITY:

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 83.81% of the funding for the current year compared to 83.12% for the prior year. Borrowed funds from the FHLB represent 9.68% ($64 million) of total funding for year 2003 compared to 10.46% ($67 million) last year.   The FHLB line of credit is $96 million with $32 million available at quarter end.  The Company holds $20 million in deposit funds from the State of Tennessee. First Citizens National Bank has $15 million of brokered certificate of deposits comprising 2.70% of total deposits.

The bank's liquidity position decreased when comparing quarter end 2003 to year-end 2002 because of a decision to allow $10 million in State certificate of deposits funds to roll off during first quarter and annual seasonality of agriculture lending. Agriculture lines of credit are fully extended third quarter each year causing a negative impact to the liquidity ratio until start of harvest season resulting in pay-downs of agricultural credits in fourth quarter. Liquidity has decreased when comparing September 2003 to September 2002 as evidenced in the federal funds sold total of $10 million. The 2002 federal funds sold position was positively impacted with the liquid position of the Munford Union Bank acquired in 2002.  Since year-end 2002 loan growth have exceeded 8%. Total deposit growth of 4.15% when comparing quarter end 2003 to year-end 2002 reinforces the notion that there is flight to quality by consumers.  A significant attraction of core deposit growth has been the Wall Street Account added to the product base in 2001. Core deposits generated by the addition of the money market account have been in excess of $60 million.  The Wall Street account is currently paying .25% to 1.00% and has been a drawing attraction for consumers looking for a money market account to park funds for the short term while waiting for higher interest rates.  While deposit growth increases market share and provides for liquidity needs, above average deposit growth can apply pressure to a bank funds' reserve ratio.  In the event deposit growth continues to exceed prior years, FDIC Insurance cost could possibly increase causing an impact on net income.  There is no material impact projected to First Citizens net income in the event FDIC insurance cost increases.

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

INVESTMENT SECURITIES:

Nevada Investments I and II were incorporated in the year 2000 as subsidiaries for First Citizens National Bank. The core objective for these corporations was to house the investment portfolio for First Citizens National Bank. Savings from these strategic moves exceeding $300,000 on an annual basis were terminated second quarter 2003.  Termination of the excise tax was discussed in the opening paragraphs of RESULTS OF OPERATIONS. The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio. In excess of 50% of the bond portfolio was called in the year 2001. Investments called were Callable U.S. Agencies. The called amounts were reinvested primarily into mortgage-backed agencies (very defined traunches and predictable characteristics) with an average life of less than 5 years. U.S. Treasuries and Agencies account for 71% of the total portfolio. Mortgage related investments are the largest sector of this category accounting for 46% of the total portfolio. Well-defined mortgage related investments produce consistent cash flows and will serve Bancshares as a defense against rising interest rates. Declining rates have resulted in prepayment of mortgage related investments, thereby diluting investment yields and causing a material increase in the market value of the portfolio. Marked to market adjustment to the capital account for the quarter just ended was a negative $788,000.  Marked to market adjustment to the capital account cumulative to date was $1,068,000. The years 2003, 2002, and 2001 reflect an above average year in maturities, pay-downs, and calls. Cash inflows on the cash flow statement indicate $62 million flowed in year 2003 compared to $47 million and $84 million for 2002 and 2001respectfully. Also indicated on the statement of cash flow is net loan growth of $38 million compared to $12 million for 2002 and $32 for 2001. Other comprehensive income in the capital section has decreased 36.47% when compared to prior year-end. Pledged investments total $106 million for the current reportable period. When comparing investment portfolio yields to peer banks, First Citizens' yield is slightly less than average peer bank yields. The lower yield is attributed to changes in the portfolio associated with called bonds, pay-downs and above average maturities in years 2003,2002 and 2001.  The quarterly average report reflects a yield decrease in the investment portfolio of 317 basis points or 52%. Decreased rates caused a material decrease to margins, spreads, and net income.  First Citizens National Bank has $56 million in mortgage related investments with premiums attached. The mortgage-backed sector will improve materially as rates rise. Bancshares' goal is to steadily improve the investment portfolio without taking on material risk.

First Citizens National Bank engaged in limited derivative activity as defined by FASB (Reference footnote 5).  Gains or losses reflected in the year-end income statement attributable to trading activities are $0.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	Composition of Investment Securities
	September 30 (In thousands)
	2003	2002	2001	2000	1999
U.S. Treasury & Government Agencies	$ 97,804	$ 92,292	$ 71,794	$ 82,824	$ 86,185
State & Political Subdivisions	38,971	39,850	14,626	10,399	13,184
All Others	8,853	12,299	12,269	5,390	3,153
TOTALS	$ 144,583	$ 144,441	$ 98,689	$ 98,613	$102,522
	=======	=======	======	======	=======

Investment Securities
September 30, 2003
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 557	$ 563
U.S. Government agency and corporation obligations	0	0	97,212	97,241

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	1,045	1,083	35,889	37,926
U.S. Securities:
Debt Securities	0	0	6,756	7,181
Equity Securities (including Federal Reserve stock)	0	0	1,829	1,672
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 1,045	$ 1,083	$ 142,243	$ 144,583

CAPITAL RESOURCES

Total capital on September 30, 2003 was $56.5 million, up 4.82% from $53.9 million on September 30, 2002. The increase in capital was from undistributed net income. Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The September 2003 ratio is down due to the Munford Union acquisition (purchase accounting with no stock issuance) and above average asset growth. Leveraging capital with asset growth is a strategic objective for Bancshares. Risk based capital ratio as of September 30, 2003 was in excess of 10.00%, significantly above the 8% mandated by Regulatory Authorities, while 2002's ratio was in excess of 10.50%. The Company's tier I leverage ratio as of the current period was 6.75%. Capital as a percentage of total assets for the current ending period, was 7.87% (excluding loan loss reserves).

2003	2002	2001	2000	1999
7.87%	7.99%	9.25%	9.33%	9.26%

The dividend pay-out ratio is 48.21% for the current period compared to 44.76% for the prior year.  Peer bank dividend payout ratios are 37.83%. The annualized dividend per share is $1.08 for 2003 compared to $1.04 for 2002.  The dividend yield was 3.92% (using $27.50 market price) well in excess of peer average of 2.83%.  Peer average is obtained for the Southeast Bank Group.  Treasury stock totaling 61,825 has been purchased as of the current reportable period at a weighted average cost basis of $23.52.  The Board approved a stock repurchase program in 2001 that provides for purchase of $1 million of Bancshares stock per year extended over a five year period.

The table below presents for First Citizens Bancshares, Inc. certain operating ratios as of Sept 30: (quarterly annualized)

	2003	2002	2001	2000
Percentage of Net Income to:
Average Total Assets	1.14%	1.29%	1.14%	.56%
Average Shareholders' Equity	14.32%	16.25%	12.29%	6.06%
Percentage of Dividends Declared Per
Common Share to Net Income	48.21%	44.76%	67.62%	71.61%
* Percentage of Average Shareholders'
Equity to Average Total Assets	7.97%	8.74%	10.11%	10.11%

* Represents primary capital - including reserve for loan losses account

RECENTLY ISSUED ACCOUNTING STANDARDS

Sarbanes-Oxley Act of 2002:  Congress recently passed the Sarbanes-Oxley Act of 2002.  The legislation imposes new duties on public companies and executives, directors, auditors, plan administrators, attorneys as well as securities analysis.  It creates a new regulatory system for the audit profession and sets new standards for auditor independence.  It expands criminal and civil liabilities.  This new act should contribute to broad restoration of trust in the integrity of disclosure and accounting practices that inform capital markets.  First Citizens Bancshares has and will continue to implement all necessary and applicable steps required by this act. The current services provided by our external auditor include: quarterly reviews, year-end audits, and preparation of the yearly tax return. The year-end tax return is the only non-audit service provided by our external audit firm.

FASB 46:  Consolidation of Variable Interest Entities released earlier this year, has recently led some in the accounting profession to re-examine the accounting treatment of trust preferred securities.  While the Interpretation is not industry specific, the issue centers on whether trust preferred securities should continue to appear on a company's consolidated financial statements as a minority interest in a consolidated subsidiary or whether the trusts would need to be deconsolidated with a debt obligation and a 3% interest in an unconsolidated subsidiary appearing on the balance sheet.  The key question is whether a GAAP change would precipitate a regulatory change for capital purposes.  In letter SR 03-13, dated July 2, 2003, the Board of Governors of the Federal Reserve stated that, until form changes can be implemented to the FR Y-9C, bank holding companies should continue to follow current instructions for reporting of trust preferred securities.  Additionally, companies should continue to include trust-preferred securities in their Tier 1 capital, subject to regulatory limitations, until notice is given to the contrary.

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

First Citizens swapped a $1,500,000 fixed investment cash flow for a variable cash flow stream tied to 90-day libor rate June 2000.  The new variable investment cash flow is matched with a variable borrowing, resulting in an ongoing positive spread of 250 basis points with no interest rate risk.  The transaction was implemented to increase earnings and reduce interest rate risk.  The cash flow hedge has produced a positive income, but because the bank swapped a fixed cash flow for a variable cash flow and rates have declined the value of the derivative has decreased since inception.  The volume and risk associated with this derivative is well within the Funds Management Policy of the bank. There have been no material changes since year-end 2002 applicable to this transaction.

Item 4 -  Controls and Procedures

A review of the effectiveness of internal controls in place over operations and accounting activities of Bancshares and its subsidiaries is performed on an ongoing basis throughout the fiscal year.  Review of system controls is accomplished primarily through completion of control function questionnaires, observation and discussion with department of business unit managers.  Controls and procedures for all operation and accounting functions are documented and approved by executive management.  As of this report date, effectiveness of internal disclosure controls are considered to be effective with no material deficiencies that could adversely affect Bancshares ability to report accurate and comprehensive financial information to investors.  There was no fraud of any nature known to management.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date. However, First Citizens National Bank White and Associates Insurance Agency and White & Associates/First Citizens Insurance, LLC are presently involved in a lawsuit against previous employees of the insurance agency and other parties that seeks a preliminary and a permanent injunction against the defendants to prohibit them from violating non-compete clauses by preventing the defendants from soliciting customers of the Insurance Agency, for damages in the amount of approximately $1 million dollars for the lost business, for conspiracy to commit fraud, and for Breach of Contract.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters To a Vote of Security Holders

(a)      The Corporation's annual Meeting of Shareholders was held April 16, 2003.

(b)      Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. Nominees for
           Election were elected for a three-year term with terms expiring in 2006.

(c)      The following proposals were considered by shareholders at the Annual Meeting:

Proposal 1 - Election of Directors (All nominees were elected to serve a three year three expiring in 2006.)

Nominees	For	Against	Abstained
Eddie Eugene Anderson	2,209,121	-	-
John S. Bomar	2,208,727	394	-
Barry T. Ladd	2,208,727	-	-
John M. Lannom	2,208,727	-	-
Milton E. Magee	2,208,727	-	-
G.W. Smitheal, III	2,208,727	-	-
William F. Sweat	2,208,727	-	-
P.H. White, Jr.	2,208,727	-	-

Proposal 2 - Approval of Carmichael, Dunn, Creswell and Sparks as auditor for year ending December 31, 2003.

	For	Against	Abstained
Ratification of appointment of Auditors	2,320,749	240	848

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8K

The following exhibits are filed herewith or incorporated herein by reference:

31 (a) Rule 13a-14(a) Certification of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31 (b) Rule 13a-14(a) Certification of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32 (a) Rule 1350 Certification of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32 (b) Rule 1350 Certification of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

Reports on Form 8K - None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: November 14, 2003                                        /s/  KATIE WINCHESTER
                                                                                PRESIDENT,  CEO, Vice-Chairman
                                                                                    First Citizens National Bank
                                                                                         (Principal Subsidiary)

Date: November 14, 2003                                           /s/    JEFF AGEE
                                                                              EXECUTIVE VICE PRESIDENT &
                                                                                 CHIEF FINANCIAL OFFICER
                                                                                    First Citizens National Bank
                                                                                         (Principal Subsidiary)