Form 10-K
period 2003-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2004-03-15
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (229.40 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. Yes [x]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of U.A.)  Yes [ ]  No [ x ]

________________________

The aggregate market value of voting stock held by nonaffiliates of the registrant at June 30, 2003 was $70,555,980.

Of the registrant's only class of common stock (no par value) there were 3,655,768 shares outstanding as of December 31, 2003 (net of Treasury Stock).

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement dated March 14, 2004 (Part III) filed by electronic submission

PART I

ITEM 1 - BUSINESS

GENERAL

First Citizens Bancshares, Inc.  is a Tennessee Corporation organized and incorporated in 1982 and commenced operations in September, 1983. Bancshares is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and elected, effective April 19, 2000 to become a financial holding company pursuant to the provisions of the Gramm-Leach Bliley Act. As a financial holding company, Bancshares may engage in activities that are financial in nature or incidental to a financial activity. Permissible activities for a financial holding company are contained in Regulation Y of Federal Reserve regulations. Bancshares may continue to claim the benefits of financial holding company status so long as each depository institution owned by the company remains well capitalized and well managed. In addition, Bancshares may not commence new activities under sections 4(k) or 4(n) of the Bank Holding Company Act or acquire control of a company engaged in activities under those sections if any of The Company's insured depository institutions receive a rating of less than satisfactory under any examination conducted to determine compliance with the Community Reinvestment Act. Bancshares is a one bank holding company.  At December 31, 2003 the Corporation had total assets of  $726 million compared to $694 million at December 31, 2002.

The Principal Executive Officers are at One First Citizens Place, Dyersburg, Tennessee. Our telephone number is 731-285-4410. Our website is firstcitizens-bank.com. We intend to post to our website our annual , quarterly and current reports as soon as reasonably practicable after filing with the SEC.

Bancshares, through its principal banking subsidiary, First Citizens National Bank, provides a broad range of financial services. The Company is engaged in both retail and commercial banking business. First Citizens National Bank was chartered as a national bank in 1900 and operates in West, Tennessee. First Citizens operates under the supervision of the Comptroller of the Currency, and is insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC) and is a member of the Federal Reserve System.  The subsidiary bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the subsidiary bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. The subsidiary bank operates under the day-to-day management of  its officers and directors; and formulates its own policies with respect to lending practices, interest rates and service charges and other banking matters.

Bancshares' primary source of income is dividends received from First Citizens National Bank. Dividend payments are determined in relation to earnings, deposit growth and capital position of the subsidiaries in compliance with regulatory guidelines. Management anticipates that future increases in the capital of Bancshares will be accomplished through earnings retention or capital injection.

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

	December 31
	(In thousands)
	2003	2002	2001
Total Assets	$ 726,104	$ 694,198	$ 537,991
Total Deposits	560,610	531,642	403,508
Total Net Loans	481,983	447,827	365,011
Total Equity Capital	57,946	54,601	49,809

Individual bank performance is compared to industry standards through utilization of the Federal Reserve Board's Division of Banking Supervision and Regulation. First Citizens Bancshares is grouped with peers in the $500 million assets to $1 billion. The group consists of 347 banks.

Presented in the following chart are comparisons of Bancshares with peer group banks for the periods indicated:

	As of December 31,
	* 2003		2002		2001
	Bancshares	Peer Group	Bancshares	Peer Group	Bancshares	Peer Group
Average Assets/Net Interest Income	3.75%	3.76%	4.06%	3.94%	3.90%	3.85%
Average Assets/Net Operating Income	1.07	1.12	1.27	1.11	1.11	1.01
Net loan losses/Average total loans	0.09	0.22	0.20	0.26	0.38	0.25
Primary Capital/Average Assets	7.88	8.53	7.87	8.50	9.26	8.51
Cash Dividends/Net Income**	52.26	23.89	48.70	23.87	64.31	49.29

** Performance as of 12/31/03 is compared to peer group ratios as of 09/30/03 (Most recent Federal Reserve Report)

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

Bancshares through its strategic planning process has stated its intention to seek profitable opportunities that would utilize excess capital and maximize income within the West Tennessee Area. Bancshares' objective in acquiring other banking institutions would be for asset growth and diversification into other market areas. Acquisitions and de-nova branches would afford Bancshares increased economies of scale within the operation functions and better utilization of human resources. Any acquisition or de-nova branching approved by Bancshares, would be deemed to be in the best interest of Bancshares and its shareholders.

Bancshares acquired Munford Union Bank in May 2002. This acquisition added $115 million in assets housed in Tipton and Shelby Counties in Tennessee to Bancshares' balance sheet. It is expected that assets of the Southwest Region (previous Munford Union) will exceed $190 million by year-end 2004. In addition, the acquisition expanded Bancshares market into one of the fastest growing areas of the state.

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

A bank holding company is prohibited with limited exceptions from engaging directly or indirectly through its subsidiaries in activities unrelated to banking or managing or controlling banks. One exception to this limitation permits ownership of a company engaged solely in furnishing services to banks; another permits ownership of shares of the company, all of the activities of which the Federal Reserve has determined after due notice and opportunity for hearing, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Moreover, under the 1970 amendments to the Act and to the Federal Reserve's regulations, a financial holding company and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with any extension of credit or provision of any property or service. Subsidiary banks of a financial holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the financial holding company or to any of its other subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

Financial holding companies are required to file an annual report of their operations with the Federal Reserve, and they and their subsidiaries are subject to examination by the Federal Reserve.

SARBANES-OXLEY ACT OF 2002

Congress recently passed the Sarbanes-Oxley Act of 2002. The legislation imposes new duties on public companies and executives, directors, auditors, plan administrators, attorneys as well as securities analysts. It creates a new regulatory system for the audit profession and sets new standards for auditor independence. It expands criminal and civil liabilities. This new act should contribute to broad restoration of trust in the integrity of disclosure and account practices that inform our capital markets. First Citizens Bancshares has and will continue to implement all necessary and applicable steps required by this act. The current services provided by our external auditor include: quarterly reviews, year-end audit, and preparation of the annual tax return. The tax return is the only non-audit service provided by our external audit firm.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB 46: In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (QSPEs) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Corporation would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Corporation's Consolidated financial statements.

FASB 149:  Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS NO. 133, accounting for derivative instruments and hedging activities and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003.   This statement will not have a material impact on financials.

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

FASB 132: (Revised 2003), Employers' Disclosures about Pensions and Postretirement Benefits.  This statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.  This statement has no effect on the Company's consolidated financial statements.

CAPITAL ADEQUACY

Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve.  The Federal Reserve has adopted risk-based capital guidelines for bank holding companies.  The minimum guideline for the ratio of total capital to risk weighted assets (including certain off-balance-sheet items such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity capital accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2003, Bancshares' risk-based capital ratio was 11.14% significantly in excess of 8% mandated by regulation. The risk based capital ratio for 2002 was 10.92% and 13.81% for 2001. Our strategic plan directs the company to leverage capital by growing assets. This strategic directive was accomplished in 2002 with the acquisition of Munford Union Bank assets totaling $115 million. Risk based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets. Tier 1 leverage ratio at year-end 2003 was 6.56 percent, with total capital as a percentage of total assets at 7.98%.

Failure to meet capital guidelines could subject a financial holding company to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver.

BANKING BUSINESS

First Citizens Bancshares, Inc. (the "company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("the Bank"), First Citizens Capital Assets and First Citizens (TN) Statutory Trust II.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: Financial Plus, Inc. and Nevada Investments II. The bank also owns 50% of White and Associates/First Citizens Insurance LLC and First Citizens/White and Associates Insurance Company, Inc. These subsidiary activities consist of: brokerage, personal finance, investments, insurance related products and credit insurance. The Munford Union Bank and its two wholly owned subsidiaries (Nevada Investments III and IV) were merged into First Citizens National Bank and Nevada Investments during second quarter 2003. Nevada I was merged into Nevada II during the 3rd quarter 2003. Assets of Delta Finance, a finance subsidiary owned by First Citizens National Bank was sold 4th quarter 2003.  The finance company was dissolved in December 2003.

First Citizens provides customary banking services, such as checking and savings accounts, funds transfers, various types of time deposits and safe deposit facilities.  Other services also include the financing of commercial transactions and making and servicing both secured and unsecured loans to individuals, firms and corporations. First Citizens is a leader in agricultural lending in Tennessee.  Agricultural services include operating loans as well as financing for the purchase of equipment and farmland.  The consumer-lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs.

Mortgage lending makes available long term fixed and variable rate loans to finance the purchase of residential real estate.  These loans are sold in the secondary market without retaining servicing rights.  Commercial lending operations include various types of credit services for customers.

The subsidiary bank has a total of 43 banking locations (18 branch banks and 25 free standing ATMs) in six Tennessee counties. First Citizens owns and operates four subsidiaries that provide the following services:

          First Citizens Financial Plus, Inc., a bank service corporation wholly owned by First Citizens provides licensed brokerage services that allows the bank to compete on a limited basis with numerous non-bank entities who pose a continuing threat to the customer base.  The brokerage firm operates three locations in West Tennessee.

          Delta Finance provided consumer finance services consisting primarily of consumer and residential real estate loans out of three office locations in West Tennessee. Assets of Delta Finance were sold 4th quarter 2003.  The corporation was dissolved in December 2003.

          White and Associates/First Citizens Insurance, LLC was chartered by the State of Tennessee and is a general insurance agency offering a full line of insurance products including casualty, life and health, and crop insurance.  First Citizens holds a 50% ownership in the company.  The insurance agency occupies two offices in Northwest Tennessee.

          First Citizens/White and Associates Insurance Company, organized and existing under the laws of the state of Arizona.  The principal activity of company is credit insurance.  First Citizens holds a 50 percent ownership in the company.

          Nevada II, organized and existing under laws of the state of Nevada. The principal activity of Nevada II is to acquire and sell investment securities as well as collect the income from the portfolio. Nevada I was merged into Nevada II during the year 2003.

COMPETITIVE ENVIRONMENT

The business of providing financial services is highly competitive. The competition involves not only other banks but non-financial enterprises as well. In addition to competing with other commercial banks in the service area, Bancshares subsidiary bank (The Bank)  competes with savings and loan associations, insurance companies, savings banks, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, credit unions and other enterprises.

In 1998 federal legislation allowed credit unions to expand their membership criterion. Expanded membership criterion coupled with an existing tax free status provided a competitive advantage when compared with that of banks.

The following tabular analysis sets forth the competitive position of First Citizens when compared with other financial institutions in the service area for the period ending June 30, 2003.

Dyer, Lauderdale, Obion, Tipton & Weakley Counties Market
(Banks Only)
(in thousands)
Bank Name	# of Offices	Total Deposits 06/30/03	% of Market Share 06/30/03
First Citizens National Bank	14	$ 495,341	23.42%
First State Bank	16	388,238	18.35
Union Planters Bank, National Association	16	221,278	10.46
BancorpSouth Bank	5	160,181	7.57
Bank of Ripley	5	122,722	5.80
Commercial Bank & Trust Co.	2	95,177	4.50
INSOUTH Bank	3	100,698	4.76
Reelfoot Bank	5	90,789	4.29
Security Bank	6	85,053	4.02
First Tennessee Bank, National Association	2	61,585	2.91
Bank of Gleason	1	60,327	2.85
Weakley County Bank	3	51,128	2.42
Bank of Halls	2	40,599	1.92
Greenfield Banking Company	2	40,045	1.89
Brighton Bank	2	35,428	1.67
Bank of Friendship	2	22,680	1.07
Lauderdale County Bank	2	31,578	1.49
Gates Banking & Trust Co.	1	26,735	1.26
Bank Tennessee	1	16,419	0.79
Farmers Bank	1	11,740	0.56
Bank of Mason	1	8,775	0.42
Total	90	$ 2,115,388	100.00%

EMPLOYEES

At December 31, 2003 Bancshares and its subsidiary employed a total of 249 fulltime equivalent employees compared to 256 December 2002. The decrease in FTE was primarily attributed to the closing of Delta Finance. Expansion into other counties in West Tennessee increased the fulltime equivalent from 204 at year-end 2001 to the current total of 256.  Planning has afforded Bancshares both the physical resources and data processing technology to meet financial needs generated by this growth.  Relationship with employees is satisfactory and no collective bargaining issues exist.

USURY, RECENT LEGISLATION AND ECONOMIC ENVIRONMENT

Tennessee usury laws limit the rate of interest that may be charged by banks. Certain Federal laws provide for preemption of state usury laws. Legislation enacted in 1983 amends Tennessee usury laws to permit interest at an annual rate of four (4) percentage points above the average prime loan rate for the most recent week for which such an average rate has been published by the Board of Governors of the Federal Reserve, or twenty-four percent (24%), which ever is less (TCA 47-14-102(3)). The "Most Favored Lender Doctrine" permits national banks to charge the highest rate permitted by any state lender.

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

USA PATRIOT ACT OF 2001.  On October 26, 2001, President Bush signed into law the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.  Also known as the "Patriot Act," the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.   The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.  Under the Act, each financial institution is required to establish and maintain anti-money laundering programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs.  In addition, the Act requires the bank regulatory agencies to consider the record of a bank or banking holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.  Regulations proposed by the U.S. Department of Treasury to effectuate certain provision of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within ninety days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a shell bank. First Citizens National Bank implemented policies and procedures in compliance with stated regulations of the Patriot Act.

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

DOWNTOWN DRIVE-IN:

The land and building occupied by the Downtown Drive-in Branch located at 113 South Church Street, Dyersburg, Tennessee is owned by First Citizens National Bank. The building, constructed in 2001 occupies approximately 898 square feet and is a remote motor bank with six drive-thru lanes and a drive-up ATM lane.

GREEN VILLAGE:

The Green Village Office located at 620 U.S. 51 Bypass adjacent to the Green Village Shopping Center is a full service banking facility. The 6400 square foot facility services approximately 35,000 deposit account transactions on a monthly basis.  Other services offered include Commercial and retail lending. This facility is equipped with seven drive up lanes, one of which is an ATM.

NEWBERN:

The Newbern Branch, also owned by First Citizens, is located on North Monroe Street, Newbern, Tennessee. The building contains approximately 4,284 square feet and occupies land which measures approximately 1.5 acres. A separate facility located in Newbern on the corner of Highway 51 and Ro-Ellen Road houses an ATM. Both land and building are owned by the Bank.

INDUSTRIAL PARK:

The Industrial Park Branch located at 2211 St. John Avenue is a full service banking facility that offers drive-thru Teller and ATM services. The building owned by First Citizens National Bank contains approximately 2,773 square feet and is located on 1.12 acres of land. The Industrial Park Branch, became operational in November 1994.

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

MARTIN:

The Martin office located at 200 University Ave., Martin, TN. 38237 contains 4,025 square feet and is a full service banking facility.  The building is located on 1.08 acres of land and has four drive-thru service lanes with the fourth lane serving as an ATM. Two other ATMs offer banking services, one a drive-up on University Ave. and a second occupies space in the Student Center of The University of Tennessee at Martin.

MUNFORD:

The main banking location at Munford, TN., Southwest Region is located at 1426 Munford Avenue.  The two-story brick veneer building contains approximately 10,171 square feet and is located on a lot size of 65,700 square feet.  A remote building located at 1483 Munford Avenue serves as a drive-thru facility for the main bank. The remote contains approximately 443 square feet and is located on lot size of 36,254 square feet.

ATOKA:

Atoka branch is located on the Atoka-Idaville Road at 123 Atoka-Munford Avenue, Atoka, Tennessee  38004. The bank building has approximately 2,950 square feet located on a lot size of 52,272 square feet. The Atoka Branch also has an ATM.

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

ARLINGTON:

Arlington branch located at 5845 Airline Rod., Arlington, TN.  38002 has approximately 5,237 sq. feet and serves a full service branch facility. The branch is located on approximately 1 acre of land has houses a drive thru ATM.

All properties are owned by First Citizens and there are no liens or encumbrances against any properties owned by First Citizens.

ITEM 3.     LEGAL PROCEEDINGS

There are pending routine legal issues involved with a bank subsidiary. However, the outcome of these issues is not expected to have a material adverse effect to the financial position of the subsidiary or the bank.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 2003, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003 there were 1,010 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods of which management of Bancshares is aware. These records may not include all sales during these time periods if sale prices were not reported to First Citizens  in connection with a transfer of shares.

Quarter Ended	High	Low
March 31, 2002	$ 23.00	$ 19.00
June 30, 2002	$ 25.00	$ 25.00
September 30, 2002	$ 30.00	$ 25.00
March 31, 2003	$ 27.50	$ 27.50
June 30, 2003	$ 27.50	$ 27.50
September 30, 2003	$ 30.00	$ 25.00

December 31, 2001	$ 25.00	$ 19.00
December 31, 2002	$ 30.00	$ 19.00
December 31, 2003	$ 30.88	$ 27.50

Dividend pay-outs per share were $1.08 in 2003, $1.04 in 2002 and $1.00 in 2001.

Dividends - 2003
Dividend Per Share	Quarter Declared
.27	1st
.27	2nd
.27	3rd
.27	4th
Total $1.08

Future dividends will depend on Bancshares' earnings, financial condition, regulatory capital levels and other factors which the Board of Directors of Bancshares considers relevant.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents information for Bancshares effective December 31 for the years indicated.

	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Net Interest & Fee Income	$ 25,354	$ 24,262	$ 19,917	$ 18,594	$ 19,305
Gross Interest Income	39,506	38,970	39,189	38,137	36,085
Income From Continuing Operations	7,820	7,838	5,761	4,612	5,799
Income Per Share from Continuing Operation	$ 2.14	$ 2.14	$ 1.56	$ 1.24	$ 1.58
Net Income per Common Share	$ 2.14	$ 2.14	$ 1.56	$ 1.24	$ 1.58
Cash Dividends Declared per Common Share	$ 1.08	$ 1.04	$ 1.00	$ 1.00	$ 0.90
Long Term Obligations (1)	83,314	83,881	63,075	44,237	11,264
Total Assets at Year End	$ 726,104	$ 694,198	$ 537,991	$ 500,954	$ 472,670
Allowance for Loan Losses as a % Loans	1.25%	1.24%	1.08%	1.10%	1.14%
Allowance for Loan Losses as a % of Non-Performing Loans	438.36%	144.31%	141.97%	125.01%	445.26%
Loans 90 Days Past Due as a % of Loans	0.04%	0.37%	0.33%	0.47%	0.10%

(1)    Long-term obligations consist of Federal Home Loan Bank Borrowings and acquisition debts funded through First Tennessee Bank.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Citizens Bancshares, Inc. (the "company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("the Bank"), First Citizens Capital Assets and First Citizens (TN) Statutory Trust II.  First Citizens National Bank is a diversified financial services institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: Financial Plus, Inc. and Nevada Investments II. The bank also owns 50% of White and Associates/First Citizens Insurance LLC and First Citizens/White and Associates Insurance Company, Inc. These subsidiary activities consist of: brokerage, personal finance, investments, insurance related products and credit insurance. The Munford Union Bank and its two wholly owned subsidiaries (Nevada Investments III and IV) were merged into First Citizens National Bank and Nevada Investments during second quarter 2003. Nevada I was merged into Nevada II during the 3rd quarter 2003. Delta Finance's loans were sold during the 4th quarter 2003 and later the company was dissolved.

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

First Citizens considers its more critical accounting policies to consist of the allowance for loan losses and the estimation of fair market value of investments and tangible assets.

The allowance for loan losses on loans represents management's best estimate of inherent losses in the existing loan portfolio.  Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  The company believes the loan loss reserve estimate is a critical accounting estimate because:  changes can materially affect bad debt expense on the income statement, changes in the borrower's cash flows can impact the reserve, and management has to make estimates at the balance sheet date and also into the future in reference to the reserve.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.  Reference footnote 1 in Company's Financial Statements.

Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the balance sheet at fair value.  Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counter parties.  Following is a discussion of the estimation of fair value for First Citizens more significant assets and liabilities:

Available for Sale Investment Securities and Trading Account Assets.  Fair values for the majority of First Citizens available for sale investment securities are based on quoted market prices.  In instances where quoted market prices are not available, fair values are based on the quoted prices of similar instruments with adjustment for relevant distinctions (e.g., size of issue, interest rate, etc.).

 The Company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that would impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value as part of the goodwill test is a critical accounting estimate because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.  Reference footnote 23 in the Company's Financial Statements for additional policy information.

Management has discussed these critical accounting policies with the Audit Committee, and the Audit Committee has reviewed the Company's applicable disclosures in the discussion and analysis of operations.

RESULTS OF OPERATIONS

Asset quality remains excellent.  Non-performing loans as a percent of total portfolio at December 31, 2003 were .29% down from .86% at the end of 2002 and 41% the level of peer group banks who reported average non-performing assets of .71%. The allowance for loan loss reserve as a percent of non-performing assets was 316.97%, 99.21%, 88.08%, 194.06%, and 303.51% for the years 2003, 2002, 2001, 2000 and 1999 respectively.  Additions made to the reserve account as a percent of net charge offs for 2003 was 237.80%. Other Real Estate Owned declined 54% ending 2003 at $534,725.  The provision for loan losses was down 36% supported by a reduction in net loan charge-offs from $848 thousand in 2002 to $410 thousand in 2003.  The reserve for potential loan losses as a percent of total portfolio ended the year at 1.25 percent.

Bancshares recorded net income of $7.8 million for the year ended December 31, 2003 compared to $7.8 million for the same time period in 2002. Earnings per share also remained stable at $2.14 per share. While pressures exerted by the squeeze to the net interest margins were a factor, earnings were also suppressed by investment in initiatives that should generate higher levels of future earnings to shareholders. Premises and equipment increased to $21.7 million at year end 2003 from $14.7 million at year end 2001.   Construction of two additional branches were completed during 2003, one in Martin, TN., and the second in Arlington, TN.  As of January 2004, both locations are operating at a profit. The accompanying Summary Average Balance Sheet and Net Interest Income Schedule indicates the yield on average earning assets was 4.12% for year 2003 compared to 4.47% at December 31, 2002.  Earnings per share reported for 2002 and 2001 respectively were $2.14 and $1.56 per share.  Return on average assets was 1.10% and 1.28% for the years ending 12/31/03 and 12/31/02.  Total assets at December 31, 2003 and 2002 were $726 million and $694 million (inclusive of $115 million in assets added as a result of the purchase of Munford Union Bank in 2002). Asset growth from the Munford transaction has been strong, increasing 20% since being acquired in June 2002. Return on average equity is reflected as 13.88%, 15.05%, 11.91%, 10.16% and 13.27% for the five years included in the statement. A review of three most current years ratios indicates a significant change from year 2001 to 2002 as a result of the following events:  (1) Posted record earnings in 2002 as compared to 2001; (2) Posted a pretax profit of $191,000 in 2002 resulting from the sale of the bank's credit card portfolio; and (3) A reduction in net charge off loans and bad debt expense in year 2002. A Strategic Plan objective approved by the Board in 2001 called for the deployment of capital in areas with the potential to enhance shareholder return and expand markets of the bank. In striving to meet this goal, a dividend of $5 million was declared from the bank to Bancshares to be applied toward the purchase of Munford Union Bank, with the balance of the purchase price funded through borrowings.   Return on Equity for 2002 includes seven months of net earnings ($982 thousand) from Munford Union Bank, resulting in a positive per share impact of $.27.

The effective tax rate for the current year is 29% compared to 29% and 28% for the years 2002 and 2001. The tax rate is impacted by numerous factors, including but not limited to the level of tax-free investments within our investment portfolio, certain tax benefits which result from ESOP debt, and other factors incidental to the financial services business. The primary reason for the increase in rates after 2001 was state income taxes.

Shrinking margins are a material concern with most financial institutions today.  Peer banks ($500 million to $2 billion assets) including First Citizens National Bank have seen margins head downward since the summer of 2002.  Liabilities can no longer keep pace with the decline in earning assets.  No change in this trend is expected until there is an increase in prime rate and a corresponding rise in floating loan yields. Net interest income increased $1.1 million or approximately 4.50 percent over the prior twelve months, primarily the result of asset growth. Declining interest rates from September 2000 through December 2002 had a positive impact on net interest margins causing a reduction in cost of funds.  The company's funds management committee has moved the interest sensitivity position from a liability sensitive to an asset sensitive position.  Bancshares' balance sheet is structured in a manner deemed to be "asset sensitive" and any reasonable increase in interest rates would translate into improved earnings for the company.  Rising rate environment of 100 basis points over a 12 month period would result in improved earnings of $1.4 million or an increase in net income of 6.05%.  A declining rate of 100 basis points for the same 12 month period would negatively impact net interest income approximately $550 thousand. The net yield on average earnings assets was 4.12 percent at 12/31/03 compared to 4.47 percent for the same time period in 2002.  Net yield on average earnings assets for 2001 was 4.35 percent. Net yield on average earning assets for 2002 was favorable when compared to the other two reportable years due to cost of funds dropping 161 basis points while earning assets dropped only 137 basis points. Secondary mortgage activity exceeded prior record levels as consumers opted to take advantage of the low rate environment by refinancing existing home mortgages.  Gross income and fees recorded from this activity totaled $1.7 million in 2003. Refinance activity first quarter of 2004 is projected to slow with future activity dependent on economic conditions and expansions into new markets.

NON-INTEREST INCOME

The following table reflects restated non-interest income for the years ending December 31, 2003, 2002, and 2001:

December 31
Change from Prior Year
(in thousands)
		Increase (Decrease)			Increase (Decrease)
	Total 2003	Amount	Percentage	Total 2002	Amount	Percentage	Total 2001
Service Charges on Deposit Accounts	$ 4,913	$ 1,273	34.97%	$ 3,640	$ 426	13.25%	$ 3,214
Trust Fees	786	(16)	(1.99)%	802	(57)	(6.63)%	779
Brokerage	878	(13)	(1.45)%	891	131	(17.23)%	760
Other	2,239	(116)	(4.92)%	2,355	713	43.42%	1,642
Total Non-interest income	$ 8,816	$ 1,128	14.67%	$ 7,688	$ 1,293	20.21%	$ 6,395
	======	======	=======	======	======	=======	======

Non-interest income increased $1.1 million or 14.67 percent when comparing 2003 results to 2002.  In the year 2003 non-interest income (fee income) contributed 16.47 percent to total revenue compared to 14.02 percent for the same period last year.  The contribution to non-interest income from Munford Union Bank for the reportable period of 2002 was $612 thousand or 7.96 percent of total income in this category.  Since the acquisition took place in June of 2002, only seven months of income is reflected in the 2002 balance.  The most significant increase in non-interest income was derived from overdraft fees charged on checking accounts. In addition, Bancshares' portion of non-interest income generated by First Citizens/White and Associates Insurance Company, LLC for the years ending 2003, 2002 and 2001 totaled $434,000, $495,000, and $400,000 and is included in this category. Other one time events with a significant impact to net interest income were (1) the collection of a Bank Owned Life Insurance Policy totaling $141,000 (2) Sale of Other Real Estate in 4th quarter at a profit of $103,000 and, (3) Sale of the bank's credit card portfolio in midyear 2002 resulting in a one time payment of $191 thousand. The decision to divest the bank of its credit card portfolio was based on risk factors, high maintenance costs and the limited contribution to income.

NON-INTEREST EXPENSE

December 31
Change from Prior Year
(in thousands)
		Increase (Decrease)			Increase (Decrease)
	Total 2003	Amount	Percentage	Total 2002	Amount	Percentage	Total 2001
Salaries & Employee Benefits	$ 12,553	$ 1,707	15.73%	$ 10,846	$ 1,935	21.71%	$ 8,911
Occupancy Expense	3,815	451	13.40%	3,364	413	13.99%	2,951
Other Operating Expense	5,758	633	12.35%	5,125	282	5.82%	4,843
Total Non-Interest expense	$ 22,126	$ 2,791	14.43%	$ 19,335	$ 2,630	15.74%	$ 16,705
	======	======	=======	======	======	=======	=====

The non-interest expense category is dominated by salary and benefit expense and comprises 56 percent of the total in years 2003 and 2002 and 53 percent in 2001.  The increase of 15.73% in this category for 2003 reflects an increase in number of full time equivalent staff from 204 at December 31, 2001 to 256 at the end of 2003. Employee incentives paid as a result of accomplishing a 1.25% Return on Assets at the bank level as well as accomplishment of 2003 budget and business development goals totaled 10.93% of salaries and benefits compared to 10.20% in 2002 and 10.00% for 2001. The increase in staff is attributed to expansion into new markets as well as additional staff necessary to support expansion within mortgage lending and brokerage divisions. A comparison of the efficiency ratio for the years 2003, 2002 and 2001 reflects ratios of 63.19 percent, 59.24 percent, 62.64 percent respectively.

The 13.40 percent and 13.99 percent increase in net occupancy expense for 2003 and 2002 reflects the increase in numbers of locations (5) brought about by the Munford Union acquisition 2002, and new branches in Martin and Arlington opened in 2003.  Equipment depreciation expense is driven by information technology demands in support of service delivery systems necessary to meet customer demand and the need to place the bank at a competitive advantage.  While every effort will be made to ensure efficiencies in these areas, the expansion strategy adopted by the board will continue to exert pressure on occupancy and depreciation expense as markets are expanded by future acquisitions and the establishment of new branches.

Other operating expenses increasing 12.35% from December 31, 2002, reflects additional marketing and operating expense associated with expansion into new markets. Management expects expenditures at these levels in the foreseeable future. Efforts to divest the bank of other real estate have been successful.  Other real estate assets total for 2003 is $535 thousand compared to $1.8 million at December 31, 2002 compared to $1.7 million at December 31, 2001 and is inclusive of $648 thousand other real estate held by Munford Union at the time of the acquisition in 2002. Impaired goodwill expense is zero for the reportable periods of 2003 and 2002 compared to $269 thousand for 2001.  Goodwill is 1.68% of total assets and 21.08% of capital.

December 31,	Assets Per Employee	Assets Per Employee Peer Group
*2003	$ 2,916	$ 3,400
*2002	$ 2,712	$ 3,530
*2001	$ 2,637	$ 3,350
**2000	$ 2,397	$ 2,860
**1999	$ 2,328	$ 2,540

**      Peer Group $100 million to $500 million
*        Peer Group $500 million to $1 billion

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated:

	As of December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-Interest Bearing Demand Deposits	$ 62,836	0.00%	$ 49,005	0.00%	$ 37,971	0.00%
Savings Deposits	168,149	0.76	146,844	1.30	126,116	2.57
Time Deposits	313,562	2.65	267,681	3.16	225,833	5.33
Total Deposits	$ 544,547	1.76%	$ 463,530	3.17%	$ 389,940	3.92%
	========	=======	========	=======	========	=======

Market share data for the State of Tennessee, counties of Dyer, Lauderdale, Obion, Weakley, and Tipton is included in a table contained in Item 1 Banking Business of this report. A review of the table reflects that First Citizens was a market share leader with $495 million in deposits accounting for 23.42 percent of total market share.  First State Bank, a competitor in markets of First Citizens was second in market share accounting for 18.35 percent of total deposits. Bancshares' average deposits for 2003 were $544,547 thousand at an average rate of 1.76% compared to $463,530 thousand for 2002 at an average rate of 3.17% and $389,940 thousand for 2001 at an average rate of 3.92%.  Growth in the deposit base is a result of consumers moving dollars into insured investments away from equities and mutual funds. Also an incentive for deposit growth is the Wall Street checking account introduced first quarter 2001 which continues to draw deposits that in the past had flowed to a similar deposit account offered by brokerage firms. Total deposit dollars in the Wall Street account was in excess of $64 million for year 2003 and $46 million in year 2002 and $46 million at year end 2001.

First Citizens continues to offer free checking coupled with overdraft privilege to attract and retain deposit relationships. Overdraft privilege is a discretionary non-contractual service designed to protect the customer against having their checks returned.  Customers are given an overdraft privilege limits based on the type of account the customer has with the bank and other factors.  Overdraft privilege allows the customer to overdraw their account feeling confident checks will be paid within their assigned limit so along as they make regular deposits into their account.  Customers are charged the normal overdraft fee for each item paid into overdraft.  If the item is over their assigned limit, it will be returned and a non-sufficient funds fee assessed.

Maturity distribution of time deposits reflects that 78% of total time deposits in the amount of $100,000 or more will reprice in the next twelve months.  Customers are hesitant to lock in rates on time deposit accounts for longer than twelve months given a lack of stability in the economy and low interest rate environment.  Time deposits maturing in over 12 months account for $31.7 million or 22.09% of maturity distribution total.

Core deposits serve as a source of liquidity for Bancshares.  The short-term borrowings table reflects borrowings at year-end of $14.5 million and $10.3 million at December 31, 2003 and 2002 compared to $33.4 million for the same time period in 2001.  Long-term debt, primarily Federal Home Loan Bank Borrowings reflects average volume at year-end 2003 of $83.5 million at an average rate of 5.18% compared to $67 million in 2002 at an average rate of 5.36%. The average maturity for long-term borrowing is 7 years.  FHLB borrowings have various call features ranging from 1 to 5 years and the maturities range from 2008 to 2011.  Under the current rate environment none of these borrowings are likely to be called.  Federal Home Loan Bank borrowings are comprised of fixed rate positions ranging from 2.85% to 6.55%.  Correspondent debt and Trust Preferred debt were affiliated with the Munford Union acquisition and are variable. Debt associated with this acquisition was reduced approximately $1 million (principal) since 2002.

Correspondent debt is tied to prime rate less 100 basis points and trust preferred debt is tied to libor plus 360 basis points. Liquidity management and long term borrowings are discussed within the Liquidity section of this report.

SHORT TERM BORROWINGS

	As of December 31
	2003	2002	2001
Amount outstanding - end of period	$ --	$ --	$ --
Weighted Average Rate of Outstanding	N/A	N/A	N/A
Maximum Amount of Borrowings at Month End	$ 14,550	$ 10,276	$ 33,391
Average Amounts Outstanding for Period	1,758	4,477	4,727
Weighted Average Rate of Average Amounts	1.53%	2.02%	3.75%

LONG TERM BORROWINGS

	Average Volume	Average Rate	Average Maturity	Repricing Frequency
FHLB Borrowings	83,571	5.18%	7 years	Fixed
Correspondent Debt	9,051	3.21%	9 years	Variable
Trust Preferred Debt	5,000	5.02%	9 years	Variable

The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of the bank on December 31, 2003.  The overall total increased slightly from prior year. Deposits totaling $32 million acquired as a result of the Munford Union acquisition in June 2002 are included in the 2002 and 2003 totals.

Maturity Distribution of Time Deposits in Amounts of $100,000 and Over
December 31
(in thousands)

	2003		2002
	Amount	Percent	Amount	Percent
Maturing in:
3 months or less	$ 50,484	35.09%	$ 66,501	47.41%
Over 3 through 12 months	61,598	42.82	43,122	30.74
Over 12 monhts	31,797	22.09	30,633	21.85
Total	$ 143,879	100.00%	$ 140,256	100.00%
	=======	=======	========	======

The following table sets forth an analysis of sources and uses of funds for the years under comparison.

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
(FIRST CITIZENS NATIONAL BANK)

	Monthly Average Balances and Interest Rates
	2003			2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in Thousands)
	ASSETS
Interest-earning assets:
Total loans (1) (2) (3)	$ 474,956	$ 34,055	7.17%	$ 411,890	$ 32,698	7.93%	$ 359,296	$ 33,147	9.22%
Investment securities:
Taxable	109,170	3,656	3.34%	100,344	4,678	4.66%	83,313	4,922	5.90%
Exempt (4)	37,223	2,477	6.65%	28,421	2,091	7.10%	14,601	1,039	7.11%
Interest Earning Deposits	547	6	1.09%	2,521	23	0.91%	933	52	5.57%
Federal funds sold	13,479	154	1.14%	13,987	238	1.70%	7,613	382	5.01%
Total interest earning assets	635,375	40,348	6.35%	557,163	39,656	7.11%	465,756	39,542	8.48%
Non-Interest earning assets:
Cash and Due From Banks	16,807	--	--%	14,355	--	--%	16,499	--	--%
Bank Premises and Equipment	19,950	--	--%	16,522	--	--%	14,116	--	--%
Other Assets	39,537	--	--%	28,778	--	--%	23,748	--	--%
Total Assets	$ 711,289	--	--%	$ 616,818	--	--%	$ 520,119	--	--%
	========			========			========
	LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits	$ 168,149	$ 1,287	0.76%	$ 146,844	$ 1,922	1.30%	$ 126,116	$ 3,249	2.57%
Time deposits	313,562	8,333	2.65%	267,681	8,465	3.16%	225,833	12,056	5.33%
Federal funds purchased and Other Interest Bearing Liabilities	105,634	4,532	4.29%	98,192	4,321	4.40%	78,252	3,967	5.06%
Total interest-bearing liabilities	587,345	14,152	2.40%	512,717	14,708	2.86%	430,201	19,272	4.47%
Noninterest- bearing liabilities:
Demand deposits	62,836			49,005			37,971
Other liabilities	4,780			3,040			3,598
Total liabilities	654,961			564,762			471,770

Shareholders' equity	56,328			52,056			48,349

Total liabilities and shareholders' equity	$ 711,289			$ 616,818			$ 520,119
	========			========			========
Net interest income		$ 26,196			$ 24,948			$ 20,270
		======			======			======
Net yield on average earning assets			4.12%			4.47%			4.35%
			=====			=====			=====
_____________________
(1)  Loan totals are shown net of interest collected, not earned and loan loss reserves.

(2)  Fee Income is included in interest income and the computations of the yield on loans.

(3)  Includes loans on non-accrual status.

(4)  Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

A summary of average interest earnings assets and interest bearing liabilities is set forth in the preceding table together with average yields on earning assets and average cost on interest bearing liabilities.

Interest earning assets at year-end 2003 total $635,375 thousand at an average rate of 6.35% compared to 2002 total of $557,163 thousand at an average rate of 7.11% and 2001 total of $465,756 thousand at an average rate of 8.48%.  Interest bearing liabilities total $587,345 thousand interest expense of $14,152 thousand compared to $512,717 thousand interest expense of $14,708 thousand in year 2002 and $430,201 thousand interest expense of $19,272 thousand in 2001.

VOLUME/RATE ANALYSIS
	2003 Compared to 2002			2002 Compared to 2001
	Due to Changes in:			Due to Changes in:
	Average Volume	Average Rate	Total Increase/ (Decrease)	Average Volume	Average Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest Earned On:
Loans	$ 4,522	$ (3,165)	$ 1,357	$ 4,171	$ (4,620)	$ (449)
Taxable investments	295	(1,317)	(1,022)	794	(1,038)	(244)
Tax Exempt Investment Securities	585	(127)	458	981	(1)	980
Interest Bearing Deposits with Other Banks	(22)	5	(17)	14	(43)	(29)
Federal Funds Sold and Securities purchased under agreement to resell	(6)	(78)	(84)	108	(252)	(144)
Total Interest Earning Assets	$ 5,374	$ (4,682)	$ 692	$ 6,068	$ (5,954)	$ 114
Interest Paid On:
Savings deposits	162	(797)	(635)	269	(1,596)	(1,327)
Time deposits	1,216	(1,348)	(132)	1,322	(4,913)	(3,591)
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	319	(108)	211	877	(523)	354
Total Interest Bearing Liabilities	12,697	(2,253)	(556)	2,468	(7,032)	(4,564)
Net Interest Earnings	$ 3,677	$ (2,429)	$ 1,248	$ 3,600	$ 1,078	$ 4,678
	======	======	======	======	======	======

A reduction in the Federal Funds rate to the current level of 1% has served to materially reduce funding costs.  Initially, this reduction in rates supported improvement in the net interest margin.  As rates have continued to fall, the benefits of lower funding costs have been offset by reduced returns on loans and investments placing pressure on net interest margins. The significance of the impact to earnings is evident by the increase in earnings attributed to changes in interest rates when comparing 2002 to 2001 (increase in income of $1,078 thousand) and 2003 to 2002 (decrease in income of $2,429 thousand).  The significant changes to average volume in Interest Earnings Assets and Liabilities in 2002 is a result of the combination of the balance sheet of First Citizens and Munford Union Bank.

LOAN PORTFOLIO ANALYSIS COMPOSITION OF LOANS
	December 31
	(In Thousands)
	2003	2002	2001	2000	1999
Real Estate Loans:
Construction	$ 71,599	$ 57,758	$ 36,862	$ 34,195	$ 34,431
Mortgage	305,077	285,759	225,743	197,040	189,787
Commercial, Financial and Agricultural Loans	70,658	67,732	64,496	63,703	60,446
Installment Loans to Individuals	37,401	39,089	39,200	42,754	37,595
Other Loans	3,372	3,142	2,725	3,267	3,118
TOTAL LOANS	$ 488,107	$ 453,480	$ 369,026	$ 340,959	$ 325,377

CHANGES IN LOAN CATEGORIES

December 31, 2003 as Compared to December 31, 2002
(in thousands)
Loan Category	Amount of Increase (Decrease)	% of Increase (Decrease)
Real Estate	$ 16,244	5.68%
Commercial, Financial and Agricultural	2,926	4.31%
Installment Loans to Individuals	(1,688)	(4.31)%
Other Loans	(2,361)	(7.14)%
TOTAL LOANS	$ 34,627	7.63%
	=======	========

Total loans at December 31, 2003 were $488 million compared to $453 million at December 31, 2002 and $369,026 at December 31, 2001.  Net loan growth in 2003 from 2002 consisted primarily of growth centered in Real estate loan category of $16 million or 5.68%.  Construction and permanent financing of one to four family residential loans has been the focus of the banks' marketing program over the past two years with residential loan rates at the lowest point in many years.  Loan growth in 2002 from 2001 (excluding acquisitions) increased only $14 million or 3.91 percent when comparing the current period to December 2001.  Weak loan growth in other areas of the portfolio can be attributed to the slowing economy, a tightening in consumer credit underwriting standards and a rise in unemployment rates in certain markets in which the bank operates. In spite of economic conditions, overall loan portfolio quality remains high with approximately $376 million or 77 percent of total portfolio volume recorded in real estate loans; $76 million or 15 percent in Commercial and Agricultural loans with installment loans to individuals comprising 8 percent of total portfolio, unchanged from year-end 2002. Portfolio quality is excellent with the ratio of net charge offs to average net loans outstanding for the years of 2003, 2002 and 2001 at .08%, .20% and .38%. Non performing assets as a percent of total loans plus foreclosed property at year end represent .39% compared to 1.24% at year end 2002. The loan loss reserve as a percent of total loans was well in excess of policy guidelines of one percent at year-end 2003.  The reserve at December 31, 2002 was 1.24 percent compared to 1.08 percent at year-end 2001. Loan demand over the next twelve months is expected to remain soft resulting in lower than average growth percentages for First Citizens Bancshares.  We will use this time to foster the development of new business relationships and position the company to take advantage of improved economic conditions that are sure to come.

Unemployment rates for year-end 2003, 2002 and 2001 in counties in which Bancshares does business are as follows:

	Actual Labor Force Estimate 2003	Annual Average Labor Force Estimate 2002
Dyer	6.4%	5.8%
Lauderdale	13.7%	9.1%
Obion	7.4%	5.2%
Shelby	5.4%	4.5%
Tipton	7.0%	5.8%
Weakley	7.5%	6.1%

Unemployment rate for the state of Tennessee for the four quarters of 2003 were 5.1%, 5.4%, 5.1%, and 4.9%.

The First Citizens loan portfolio is made up of quality credits and is well diversified with a concentration of credits as of the most recent Loan Review Quarterly report in the following category of loans:

Category	Outstanding	Problem Loans	Problem Loans % of Category
Residential Real Estate	$ 145,507	$ 4,210	2.89%
Home Equity	20,173	194	0.96%
Agriculture Real Estate	25,630	243	0.95%
Commercial Real Estate	172,437	3,214	1.86%
Commercial other	49,457	1,230	2.49%

Concentrations of credit of $15,337,250 or more represent 25% of Gross Capital funds.   As of this date there are no concentrations of credit within the portfolio that represent one certain industry or a specific type of loans within these categories.  Hotel loans (the only specific loan type which would approximate a concentration of credit) included in the categories above represents approximately $12.7 million, $2.6 million below the concentration level. The largest category of loans is residential mortgage loans, comprising 77 percent of total loans, which historically have low loan loss experience. The following table lists categories of real estate loans, volume and category type as a percentage of total loans and loan policy limits established for each category:

Category	Volume	Actual Percentage	Policy Percentage
Agriculture	$ 19,309,636	5.38%	20.00%
Land Acquisition	$ 21,015,506	5.86%	10.00%
Development & Commercial Construction	$ 47,267,312	13.17%	30.00%
Residential Construction	$ 7,470,733	2.08%	10.00%
Residential Mortgage	$ 107,693,900	29.99%	40.00%

REPOSSESSED REAL PROPERTY:

The book value of repossessed real property held by Bancshares at December 31, 2003 was $535 thousand. Repossessed real property at the end of December 31, 2002 and 2001 was $1.7 million.  Foreclosed properties have been listed with local realtors and a plan to market those properties is in place.

Loan Administration sets policy guidelines approved by the Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes board approved guidelines for collateralization, loans in excess of loan to value limits, maximum loan amount, maximum maturity and amortization period for each loan type.  Policy guidelines for loan to value ratios and maturities related to various collateral are as follows:

Collateral	Maximum Amortization	Maximum LTV
Real Estate	Various (see discussion)	Various (see discussion)
Equipment	5 Years	75%
Inventory	5 Years	50%
A/R	5 Years	75%
Livestock	5 Years	80%
Crops	1 Year	50%
*Securities	10 Years	75% (Listed) 50% (Unlisted)
* Maximum LTV on margin stocks (stocks not listed on a national exchange) when proceeds are used to purchase or carry same, shall be 50%.

Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy. In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, Bancshares will strive to maintain a real estate loan portfolio diversification.

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

Multi-family construction loans include loans secured by cooperatives and condominiums. Owner-occupied 1-to-4 family and home equity loans which equal or exceed 80% LTV at origination must have either private mortgage insurance or other readily marketable collateral pledged in support of the credit.

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

  The aggregate total of all loans so approved, including the extension of credit then under consideration, shall not exceed 65% of the Bank's total capital; and

  Provided further that the aggregate portion of these loans in excess of the LTV limits that are classified as commercial, agricultural, multi-family or non-1-to-4 family residential property shall not exceed 30% of the Bank's total capital.

  Amortization Schedules: Every loan must have a documented repayment arrangement. While reasonable flexibility is necessary to meet the credit needs of customers, in general all loans should be repaid within the following time frames:

Loan Category	Amortized Period
Raw Land	10 Years
Construction:
Commercial, multi-family, and other non-residential	20 Years
1-to-4 family residential	20 Years
Improved Property/Farmland	20 Years
Owner-occupied 1-to-4 family and home equity	20 Years

  The average yield on loans of First Citizens National Bank for the years indicated are as follows:

2003	2002	2001	2000	1999
7.17%	7.93%	9.22%	9.57%	9.10%

  The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was approximately $92 million at year end.  Other information in reference to commitments and standby letter of credits is included in Note 18 of the financial statements.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
	Due in One Year or Less	Due after one year but within five years	Due after five years
	(Dollars in thousands)
Real Estate	$ 83,832	$ 199,066	$ 90,704
Commercial, Financial and Agricultural	37,561	29,218	9,544
All Other Loans	10,610	27,041	531
Totals	$ 132,003	$ 252,928	$ 103,176
	=======	=======	=======

  Loans with Maturities After One Year for which:
                                                                                                            (in thousands)
  Interest Rates are Fixed or Predetermined                                     $239,059
  Interest Rates are Floating or Adjustable                                       117,045

  The degree of interest rate risk to which a bank is subjected can be controlled through a well managed asset/liability management program.

  Bancshares controls interest rate risk by matching assets and liabilities, better explained by employing interest-sensitive funds in assets that are also interest sensitive.  Bancshares' is asset sensitive since assets reprice at a much faster rate than liabilities.  This means that in a rising rate environment of one to two percent net income would improve, while a flat rate or a lower rate environment would result in diluted interest rate margins and net income. In recent years the interest rate environment as well as competitive pricing strategies of Bancshares' competition has resulted in a transition in the loan portfolio from primary floating or adjustable rates to a more predetermined or fixed rate portfolio. Fifty one percent of average loans within the loan portfolio will re-price either immediately with a change in interest rates or within 12 months, while $239 million or 49% of average outstanding loans will mature after one year, but within five years.  Only $103 million or approximately 21% of average outstanding loans bear maturities of greater than five years.

  NON-PERFORMING LOANS

Non-accrual, Restructured and Past Due Loans and Foreclosed Properties
December 31,
(in thousands)

	2003	2002	2001	2000	1999
Non-accrual Loans	$ 1,174	$ 2,216	$ 1,600	$ 1,389	$ 500
Restructured Loans	--	--	--	--	--
Foreclosed Property Other Real Estate	535	1,730	1,730	318	390
Other Repossessed Assets	--	--	--	--	--
Loans and Leases 90 days Past due and still accruing interest	223	1,701	1,228	1,621	335
Total Non-performing Assets	$ 1,932	$ 5,698	$ 4,558	$ 1,939	$ 12,225
	======	======	=======	======	======
Non-performing assets as a percent of loans and leases plus foreclosed property at end of year	0.39%	1.24%	1.23%	0.56%	0.37%
Allowance as a percent of:
Non-performing assets	316.97%	99.21%	88.08%	194.06%	303.51%
Gross Loans	1.25%	1.24%	1.08%	1.10%	1.14%
Addition to Reserve as a percent of Net Charge-Offs	237.80%	179.00%	118.10%	103.29%	59.30%
Loans and leases 90 days past due as a percent of loans and leases at year end	0.04%	0.37%	0.33%	0.47%	0.10%
Recoveries as a percent of Gross Charge-Offs	55.38%	51.34%	30.98%	19.69%	27.92%

  Non-performing assets consist of non-accrual loans, restructured loans, foreclosed properties, and loans and leases 90 days past due and still accruing interest.  Non performing loans as a percent of total loan portfolio at December 31, 2003, December 31, 2002, and December 31, 2001 were $1.9 million or .39%, $5.7 million or 1.25%, and $4.6 million or 1.23% of loans. Loans and leases 90 days past due and still accruing interest total $223 thousand compared to $1.7 million at 12/31/02 and $1.2 million at 12/31/01.   The allowance for loan loss as a percent of non-performing assets was 317%, 99%, 88% as of December 31, 2003, 2002, 2001. The allowance as a percent of gross loans for the same time periods was 1.25%, 1.24%, and 1.08%.   Continued improvements reflected in the financial ratios are indicative of well communicated loan policies and procedures.  Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term.  A debt is well secured if it is secured (1) by collateral in the form of liens or pledges or real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgement enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.  Loans that represent a potential loss are adequately reserved for in the provision for loan losses.

  Interest income on loans is recorded on an accrual basis.  The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses.  The gross interest income that would have been recorded for the twelve months ending December 31, 2003 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $84,000. Interest income on loans reported as ninety days past due and on interest accrual status was $16,000 for 2003. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans".  Bancshares has no Restructured Loans for the period being reported.

  Certain loans contained on the Internal Problem Loan List are not included in the listing of non-accrual, past due or restructured loans. Management is confident that, although certain of these loans may pose credit problems, any potential for loss has been provided for by specific allocations to the Loan Loss Reserve Account.  Loan officers are required to develop a "Plan of Action" for each problem loan within their portfolio. Adherence to each established plan is monitored by Loan Administration and re-evaluated at regular intervals for effectiveness.

LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES
(in thousands)
December 31,

	2003	2002	2001	2000	1999
Average Net Loans Outstanding	$ 411,890	$ 359,296	$ 330,468	$ 323,047	$ 259,416
Balance of Reserve for Loan Losses at Beginning of Period	5,653	4,015	3,763	3,718	3,496
Loan Charge-Offs	(919)	(1,743)	(2,017)	(1,701)	(1,214)
Recovery of Loans Previously Charged Off	509	895	625	335	339
Net Loans Charged Off	(410)	(848)	(1,392)	1,366	(875)
Additions to Reserve Charged to Operating Expense	975	1,518	1,644	1,411	720
Changes incident to Mergers	* (94)	968	--	--	377
Balance at End of Period	$ 6,124	$ 5,653	$ 4,015	$ 3,763	$ 3,718

Ratio of Net Charge-Offs during quarter to Average Net Loans Outstanding	0.08%	0.20%	0.38%	0.40%	0.28%

  *The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years.  The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.  Changes to the Reserve Account for the year just ended consisted of (1)Loans charged off of $919 thousand(2) Recovery of loans previously charged off $509 thousand and (3) Additions to reserves totaling $975 thousand. This compares to charge offs of $1.7 million, recoveries of $895 thousand and additions to reserve from current earnings of $1.6 million in 2002.  For the year ending December 2001 charge-offs were $2 million, recoveries of $625 thousand and additions to reserves of $1.6 million.

  An analysis of the allocation of the allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, May, August, and November) and reported to the board at its meeting immediately preceding quarter-end. Requirements of FASB 114 & 118 have been incorporated into the policy for Accounting by Creditor for impairment of a loan.  A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractional terms of the loan. Impairment means:  (1) Impairment of a loan shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value. The impairment decision will be reported to the Board of Directors and other appropriate regulatory agencies as specified in FASB 114 and 118.  Bancshares' will continue to follow regulatory guidelines for income recognition for purposes of generally accepted accounting principles, as well as regulatory accounting principles.

  An annual review of the loan portfolio to identify the risks will cover a minimum of 70% of the gross portfolio less installment loans.  In addition, any single note or series of notes directly or indirectly related to one borrower which equals 25% of the bank's legal lending limit will be included in the review automatically.

  In order to predict probable losses on loans, our allowance determination policy reflects historical losses on pools of loans and the relationship to actual previously predicted losses. If significant differences are evident, then justification is addressed.  If probable losses are detected then appropriate assets are identified as impaired, they will be analyzed, and specific allocations funded in order to avoid extraordinary charges to reserve. It is incumbent upon loan administration to ensure that assets are graded for quality in a timely manner and appropriate reserves maintained, based on internal analysis. Local trends in sales tax receipts, unemployment, and economic development are assessed quarterly and adjustments made to allowance based on upward or downward trends to these elements. National economic conditions are monitored but direct a much lesser impact on allowance determination.

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

  Management estimates the approximate amount of charge-offs for the 12 month period ending December 31, 2003 to be as follows:

Amount
Domestic:
Commercial, Financial and Agricultural	$ 350,000
Real Estate - Construction	--
Real Estate - Mortgage	350,000
Installment Loans to individuals	200,000
Lease financing	--
Total	$ 900,000

  The following table will identify charge-offs by category for the periods ending December 31 as indicated:

	Year Ending December 31,
	(in thousands)
Charge-Offs:	2003	2002	2001	2000
Domestic:
Commercial, Financial and Agricultural	$ 139	$ 188	$ 1,537	$ 761
Real Estate - Construction	--	--	--	--
Real Estate - Mortgage	398	803	480	340
Installment Loans to individuals & credit cards	382	752	795	600
Lease financing	--	--	--	--
Total	$ 919	$ 1,743	$ 2,017	$ 1,701
Recoveries:
Domestic:
Commercial, Financial and Agricultural	$ 142	$ 91	$ 336	$ 52
Real Estate - Construction	--	--	--	--
Real Estate - Mortgage	237	565	95	39
Installment Loans to individuals & credit cards	130	239	194	244
Lease financing	--	--	--	--
Total	$ 509	$ 895	$ 625	$ 335
Net Charge-offs	$ (410)	$ (848)	$ 1,392	($ 1,366)

  COMPOSITION OF INVESTMENT SECURITIES

	December 31, (in thousands)
	2003	2002	2001	2000	1999
U.S. Treasury & Government Agencies	$ 102,117	$ 101,415	$ 74,335	$ 82,707	$ 83,372
State & Political Subdivisions	38,719	35,906	17,798	13,959	12,515
All Others	8,844	5,551	12,141	6,428	3,250
TOTALS	$ 149,680	$ 142,872	$ 104,274	$ 103,094	$ 99,137
	=======	=======	=======	=======	======

  MATURITY AND YIELD ON SECURITIES

	December 31, 2003 (in thousands)
	Maturing Within One Year		Maturing After One Year But Within Five Years		Maturing After Five Years But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
U.S. Treasury and Government Agencies	$ 9,525	3.36%	$ 89,960	3.31%	$ 1,746	4.09%	$ 940	3.47%	$ 102,117
State and Political Subdivisions*	1,211	6.41	9,365	4.60	19,537	6.96	17,606	6.96	38,719
All Others	510	1.76	1,832	6.61	--	--	6,502	5.62	8,844
Totals	$ 11,246	3.61%	$101,103	3.49%	$ 12,283	6.54%	$ 25,048	6.48%	$ 149,680
	======	======	=======	=======	=======	======	======	======	=======
________________________________ * Yields on tax free investments are stated herein on a taxable equivalent basis

  HELD TO MATURITY AND AVAILABLE FOR SALE SECURITIES

December 31, 2003
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 552	$ 558
U.S. Government agency and corporation obligations	0	0	101,450	101,559
Securities issued by states and political subdivisions in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	825	861	35,547	37,894
U.S. Securities:
Other Debt Securities	0	0	6,739	7,193
Equity Securities (1) (including Federal Reserve stock)	0	0	1,829	1,651
Foreign securities:
Debt Securities	0	0	0	0

Total	$ 825	$ 861	$ 146,117	$ 148,855

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

  Objectives of the investment portfolio management are to provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change, and optimize investment performance.  Investments also serve as collateral for government, public funds, and large deposit accounts that exceed Federal Deposit Insured limits.  Pledged investments at year-end totaled $103 million.  Total investments at December 31, 2003, 2002 and 2001 were $150 million, $143 million, and 104 million.  Maturities within one year were 11 million or 8% of portfolio compared to 27% or $39 million in 2002.  Remaining investment maturities are $138 million or 92% of the portfolio in the year 2003 compared to $104 million or 73% of the portfolio in year 2002.  The average life, maturity and yield of the investments were 4.43 years, 5.75 years, and 4.42 years respectively.  A review of peer data indicates the portfolio yield is less than peers as a result of above average maturities, pay downs, and calls occurring in years 2003 and 2002.

  Principally to reduce our state excise tax expense, we placed our investment portfolios in Nevada incorporated during 2000. Nevada III and IV were formed in 2002 to house investments of the newly acquired Munford Union Bank. Annual savings in 2002 and 2001 resulting from the formation of these corporations, net of management fees exceeded $300 thousand. A change in interpretation of Tennessee Excise Tax law in second quarter 2003, retroactive to January 1, 2003 resulted in a negative impact to Bancshares earnings of over $300,000 in 2003. Nevada III and IV were dissolved with the merger of Munford Union to First Citizens National Bank. The banks' investment portfolios are managed through a portfolio advisory agreement with FTN Financial.

  Bancshares' investment strategy is to classify most of the portfolio as available for sale, which are carried on the balance sheet at fair market value.  Classification of available for sale investments allows flexibility to actively manage the portfolio under various market conditions.  Bancshares does not use the trading account.  Callable U. S. Agencies investments called in 2001 totaled approximately 50% of the bond portfolio. The called investment amounts were reinvested into mortgage backed agencies with very defined traunches and predictable characteristics.  These investments also carry an average life of less than 5 years.  U. S. Treasuries and Agencies account for 71% of the investment portfolio with mortgage related investments comprising the largest percentage of this category and 50% of total portfolio. Precisely defined mortgage related investments produce consistent cash flows and enable the Company to defend against rising interest rates.  Called agency volumes had a material affect on improvement noted in the Banks' liquidity position in 2001.  Year 2002 reflects above average maturities, pay-downs and calls in the investment portfolio, but significantly below 2001 volumes.  Flow of funds reflected on the statement of cash flows indicates net loan growth $14.3 million while investment purchases increased $87.9 million. Economic conditions caused a material slowdown in loan growth creating an excess flow of funds into the investment portfolio during 2000.

  We also purchased certain derivative financial instruments as described in note 2 to the Consolidated Financial Statements, primarily to hedge interest rate fluctuations.

  Gains/Losses reflected in year-end income statements attributable to trading account securities for the five year period ending 12/31/03 are zero.

  The following table allocates by category unrealized Gains/Losses within the total portfolio as of December 31, 2003 (in thousands):

	Unrealized		Net
	Gains	Losses	Gains/ Losses

U.S. Treasury Securities and Obligations of U.S. Government Agencies and Corporations	$ 406	$ 537	$ (131)
Obligations of States and Political Subdivisions	2,418	35	2,383
All others	470	27	443
Totals	$ 3,294	$ 599	$ 2,695
	======	====	=====

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information called for by this Item is incorporated herein by reference to the "Interstate Risk Management" subsection of Notes 2, 18 & 19 to the Consolidated Financial Statements.

  AGGREGATE CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

  CONTRACTUAL OBLIGATIONS

	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Long Term Debt	83,314	600	1,200	1,200	80,314
Capital Lease Obligations	--	--	--	--	--
Operating Leases	336	112	224	--	--
Purchase Obligations	--	--	--	--	--
Other Long Term Liabilities	--	--	--	--	--

Total	83,650	712	1,424	1,200	80,314

  OFF BALANCE SHEET ARRANGEMENTS

  First Citizens does not materially engage in off balance sheet activities and does not anticipate material changes in volume going forward.

  Note 2 of the financials reflects the only derivative of the company. The amount of the derivative is $1.5 million compared to total assets of $726 million or ..20%.

  Notes 14 through 18 reflect long term obligations and off balance sheet risk.

  LIQUIDITY AND INTEREST RATE ACTIVITY

  Liquidity is managed in a manner to ensure the availability of ample funding to satisfy loan demand, fund investment opportunities, and large deposit withdrawals.  The primary funding sources for Bancshares includes customer core deposits, Federal Home Loan Bank borrowings, as well as correspondent bank and other borrowings.  Customer based sources accounted for 83.12 percent of funding for the current year versus 82.78 percent for the prior year.  Borrowed funds from the Federal Home Loan Bank amounted to l0.32 percent ($69 million) of total funding for 2003 compared to 10.67 percent in 2002 and 12.29% in 2001.  The Federal Home Loan Bank line of credit is $117 million, with $40 million available at year-end.  As of December 31, 2002, First Citizens held $20 million in short term Certificates of Deposit from the State of Tennessee. At year-end 2003, First Citizens held $15 million in brokered Certificates of Deposit, representing 2.62% of total deposits.  This compares to $9.9 million or 1.87% of total deposits for year 2002.

  Bancshares' liquidity position improved dramatically in 2002, the result of called investments, above average deposit growth and soft loan demand. Consumers moving dollars into insured investments and away from equities and mutual funds supported deposit growth in 2003 and 2002. The end result of above average deposit growth coupled with slow loan demand is the investment of excess funds into Federal Funds Sold, earning an average overnight rate of 1.50%.  This places stress on earnings and pressure on net interest margins.  Bancshares liquidity position is further strengthened by ready access to a diversified base of wholesale borrowings which include lines of credit with the Federal Home Loan Bank, FTN Financial, Brokered CD's and others.  Bancshares has a line of credit for $13 million earmarked for acquisitions and other financial needs of the holding company. Bancshares has $8.9 million outstanding as of year end 03, of which $622 thousand is applicable to Capital Assets, Inc. Bancshares has a crisis contingency liquidity plan to defend against any material downturn in the liquidity position.

  When evaluating liquidity, comparison is made between funding needs and the current level of liquidity, plus liquidity that would be likely be available from other sources. This comparison should determine whether funds management practices are adequate. Management should be able to manage unplanned changes in funding sources, as well as react to changes in market conditions that could hinder the bank's ability to quickly liquidate assets with minimal loss.  Funds management practices should ensure that Bancshares does not maintain liquidity by paying up for funds or by relying unduly on wholesale or credit-sensitive funding sources.  Office of the Comptroller of the Currency has established benchmarks to be used for guidelines in managing liquidity. The following areas are considered liquidity Red Flags:

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

  Liquidity is an ongoing concern of the company's Asset/Liability Committee which continues to seek alternative funding sources that are conducive to our net interest margin strategies.  The following table reflects Bancshares position as of December 31, 2003 in comparison to the OCC Liquidity Benchmarks.

OCC Liquidity Benchmark	Actual 12/31/03	Actual 12/31/02
Short Term Liabilities/Total Assets > 20%	15.63%	16.70%
On Hand Liquidity to Total Liabilities < 8%	11.05%	9.38%
Loan to Deposits < 80%	86.94%	90.34%
Wholesale Funds/Total Sources > 15%	14.92%	17.34%
Non Core Funding Dependence > 20%	59.29%	47.89%

  There are no known trends or uncertainties that are likely to have a material affect on Bancshares' liquidity or capital resources. There currently exists no recommendations by regulatory authorities which if implemented, would have such an affect.  There are no matters of which management is aware that have not been disclosed.

  Interest rate sensitivity varies with different types of interest earning assets and interest-bearing liabilities.  Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more sensitive than long-term investment securities and fixed rate loans. The shorter term interest sensitive assets and liabilities are the key to measurement of the interest sensitivity gap. Minimizing this gap is a continual challenge and a primary objective of the asset/liability management program.

  The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. Interest rate risk is separated and analyzed according to the following categories of risk: (1) re-pricing (2) yield curve (3) option risk (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy.  Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the banks gap position or asset/liability management strategies.  The following data schedule reflects a summary of Bancshares' interest rate risk using simulations. The projected 12 month exposure is based on 5 different rate movements (flat, rising, or declining). Three different rate scenarios were used for rising rates since Bancshares is asset sensitive.  In a rising rate cycle, non-maturity deposits will not re-price until a 250 or 300 basis point rise takes place.  In a declining rate cycle, non-maturity deposits will re-price with market conditions until deposits hit a floor position.

  Interest Rate Risk
  December 2003
  (in thousands)

  Tier Capital                        $43,531

  Projected 12 Month Exposure

Net Interest Income Levels	Rate Moves in Basis Pts.	Current Position	Possible Scenarios	Variance	% of Net Int Income	Policy Standard %
Declining 2	-200	24,242	21,354	($ 2,888)	(11.91%)	20.00%
Declining 1	-100	24,242	23,692	(550)	(2.27%)	10.00%
Most Likely-Base	0	24,242	24,242	0	0.00%	0.00%
Rising 1	100	24,242	25,708	$ 1,466	6.05%	(10.00%)
Rising 2	200	24,242	25,005	763	3.15%	(25.00%)

  Notes

  Net interest income as presented in the preceding table assumes that interest rates would change immediately within the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen.  A revised investment management strategy approved by the Board in 2000 will spread the call feature on investments and borrowings over a time period sufficient to minimize the impact of interest of rate changes to the income statement. This will avoid a repeat of the situation which occurred in 2000, when numerous calls were made on both investments and borrowings and negatively impacted net interest margins.

  Bancshares has implemented multiple strategies to reduce interest rate risk: extended Federal Home Loan Bank borrowings, shortened the re-pricing date of loans, implemented an interest rate swap that gave the company ($1.5 million) a variable rate income stream, and increased investments in mortgage back investments that enables the company to have constant cash inflows.

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/03
  (in thousands)

	VARIABLE BALANCE	< 3 MON YEARS BAL	3-12 MONTHS BAL	1-3 YEARS BAL	3-5 YEARS BAL	5-10 YEARS BAL	10+ BAL	NON SENSITIVE BAL	TOTAL

Assets:
Total Cash and Due From	0.00	0.00	0.00	0.00	0.00	0.00	0.00	17,500	17,500
Total Investments	0.00	8,449	15,765	55,764	32,229	33,092	6,597	2,695	154,591

Total Fed Funds Sold	0.00	16,777	0.00	0.00	0.00	0.00	0.00	0.00	16,777
Total Net Loans	159,044	133,758	118,555	62,639	12,786	1,221	104	(6,124)	481,983

Total Other Assets	0.00	0.00	0.00	0.00	0.00	0.00	0.00	55,253	55,253
Total Assets	159,044	158,984	134,320	118,403	45,015	34,313	6,701	69,324	726,104

Liabilities:
Total Demand	0.00	0.00	0.00	0.00	0.00	0.00	0.00	68,031	68,031
Total Savings	63,836	0.00	27,246	47,487	20,240	29,240	0.00	0.00	179,049

Total Time	0.00	94,409	131,924	53,348	32,166	1,683	0.00	0.00	313,530
Total Deposits	63,836	94,409	159,170	100,835	52,406	21,923	0.00	68,031	560,610

Total Borrowings	25,921	3,177	5,413	483	8,145	59,856	0.00	0.00	102,995
Other Liabilities	0.00	0.00	0.00	0.00	0.00	0.00	0.00	4,553	4,553
Total Other Liabilities	25,921	3,177	5,413	483	8,145	59,856	0.00	4,553	107,548
Total Liabilities	89,757	97,586	164,583	101,318	60,551	81,779	0.00	72,584	668,158

Total Equity	0.00	0.00	0.00	0.00	0.00	0.00	0.00	57,946	57,946

Total Liability/Equity	89,757	97,586	164,583	101,318	60,551	81,779	0.00	130,530	726,104

Period Gap	69,287	61,398	(30,263)	17,085	(15,536)	(47,466)	6,701	(61,206)	0.00
Cumulative Gap	69,287	130,685	100,422	117,507	101,971	54,505	61,206	0.00	0.00
RSA/RSL	177.19%	162.92%	81.61%	116.86%	74.34%	41.96%	0.00%	53.11%	0.00%

  NOTES TO THE GAP REPORT

    The gap report reflects the interest sensitivity positions during a flat rate environment. Time frames could change depending on whether rates rise or fall.
    Re-pricing over-rides maturities in various time frames.
    Demand deposits, considered to be core, are placed in the last time frame due to lack of interest sensitivity.
    Savings accounts, also considered core, are split into time frames greater than 12 months. In a flat rate environment, saving accounts tend not to re-price or liquidate and become price sensitive only after a major increase in the 6 month CD rate. These accounts are placed in this category instead of the variable position due to history and characteristics.
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

    Bancshares could benefit from a steady rate increase. If interest rates rise rapidly, net interest income could be adversely impacted. First Citizens' Liquidity could be negatively impacted should interest rates drop prompting an increase in loan demand. Adequate lines of credit are available to handle liquidity needs should this occur.
RETURN ON EQUITY AND ASSETS FIRST CITIZENS BANCSHARES, INC.
	2003	2002	2001	2000	1999
Percentage of Net Income to:
Average Total Assets	1.09%	1.27%	1.10%	0.95%	1.22%
Average Shareholders' Equity	13.88%	15.05%	11.91%	10.16%	13.27%
Percentage of Dividends Declared Per
Common Share to Net Income	50.49%	48.66%	64.31%	81.09%	58.51%
Percentage of Average Shareholders'
Equity to Average Total Assets	7.91%	8.43%	9.29%	9.26%	9.24%

  Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

CAPITAL RESOURCES/TOTAL ASSETS - YEAR END TOTALS FIRST CITIZENS BANCSHARES, INC.
2003	2002	2001	2000	1999
7.98%	7.86%	9.25%	9.35%	9.24%

  Total capital as of December 31, 2003 was $58 million, an increase of 5.45% when compared to the ending balance for the prior year of $55 million.  Total capital as of December 31, 2001 was $50 million. Growth in capital during 2003 was supported by undistributed net income and adjustments to capital resulting from increases in market value within the Available for Sale segment of the investment portfolio. Adjustments to capital resulting from changes in market value, quantified as comprehensive income, are made quarterly.  Bancshares has historically maintained capital in excess of minimum levels established by regulation and reflects continuous improvement when comparing previous years.  The risk based capital ratio of 11.14 percent at December 31, 2003 was significantly in excess of the 8 percent mandated by regulation, and slightly higher than the 10.92% percent at year-end 2002. The acquisition of Munford Union Bank in 2002 utilized $5 million of existing capital. The acquisition was accomplished through purchase accounting with no stock issuance and is in keeping with the strategic objective of leveraging Bancshares' capital through growth in assets.  Total capital as a percentage of total assets was 7.98%, 7.86% and 9.25% at December 31, 2003, 2002 and 2001.

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

  The dividend pay-out ratio is 50.49% for the current period compared to 48.66% percent for prior year. The projected pay-out ratio for 2004 is in the range of 47-50 percent. Dividend payout for Southeast Bank Group for 2003 was 36.62%. The dividend yield in 2003 assuming a $27.50 market price is 3.92% compared to 3.78 percent in 2002.  The dividend yield is well in excess of the Southeast Bank Group peer average of 2.50 percent compared to 2.86 percent last year. As of year end 2003 there is approximately $7.9 million of retained earnings available for the payment of future dividends from Banchares to First Citizens National Bank.  Banking regulations maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.  These restrictions pose no practical limit on the ability of the bank or bank holding company to pay dividends at historical levels. The Board of Bancshares approved a five-year stock repurchase program in 2001, which provides for the repurchase of up to $1 million in company stock per year. This program has resulted in the accumulation of 61,825 shares of Treasury Stock.  The weighted average cost basis of Treasury Shares is $23.52.  In recent periods, management has determined to not seek shares to repurchase, encouraging interested buyers to deal directly with those shareholders wishing to sell.

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  CARMICHAEL, DUNN, CRESWELL & SPARKS PLLC
  Certified Public Accountants

185 N. Church Avenue Post Office Box 574 Dyersburg, TN 38024 731-285-7900 phone 731-285-6221 fax http://www.cpainfo.net	American Institute of Certified Public Accountants Tennessee Society of Certified Public Accountants Private Companies Practice Section - AICPA	Dyersburg, Tennessee Alamo, Tennessee Fulton, Kentucky Henderson, Tennessee Jackson, Tennessee Martin, Tennessee McKenzie, Tennessee Paris, Tennessee Trenton, Tennessee Union City, Tennessee

  INDEPENDENT AUDITORS' REPORT

  Board of Directors
  First Citizens Bancshares, Inc.
  Dyersburg, Tennessee 38024

  We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and its subsidiaries as of December 31, 2003 and 2002, and their results of operations and cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

  /s/ CARMICHAEL, DUNN, CRESWELL & SPARKS PLLC
  Dyersburg, Tennessee
  February 5, 2004

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED BALANCE SHEET
  DECEMBER 31, 2003 AND 2002

	2003	2002
	(In thousands)
ASSETS
Cash and due from banks	$ 17,500	$ 21,290
Federal funds sold	16,777	26,393
Investment securities
Securities held-to-maturity (fair value of $861 at December 31, 2003 and $1,235 at December 31, 2002	825	1,190
Securities available-for-sale, at fair value	148,855	141,682
Loans (net of unearned income of $120 in 2003 and $1,473 in 2002	488,107	453,480
Less: Allowance for loan losses	6,124	5,653
Net Loans	481,983	447,827
Stock in Federal Reserve Bank and Federal Home Loan Bank	4,911	3,914
Premises and equipment, net	21,738	17,866
Accrued interest receivable	4,160	4,603
Goodwill	12,218	12,417
Other intangible assets	711	844
Other assets	16,426	16,172

TOTAL ASSETS	$ 726,104	$ 694,198
	========	=======
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
Demand	$ 68,031	$ 61,535
Time	313,531	312,885
Savings	179,048	157,222
Total Deposits	560,610	531,642
Securities sold under agreements to repurchase	19,681	18,444
Long term debt	83,314	83,881
Other liabilities	4,553	5,630

TOTAL LIABILITIES	$ 668,158	$ 639,597

Stockholders' Equity
Common stock, No par value:
Shares authorized - 10,000,000; issued - 3,717,593 in 2003 and 2002	3,718	3,718
Surplus	15,331	15,299
Retained earnings	39,043	35,174
Accumulated other comprehensive income	1,308	1,681
Less treasury stock, at cost - 61,825 shares in 2003 and 56,357 shares in 2002	(1,454)	(1,271)
TOTAL STOCKHOLDERS' EQUITY	$ 57,946	$ 54,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 726,104	$ 694,198
	==========	========

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF INCOME
  Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest Income	(In thousands except per share data)
Interest and fees on loans	$ 34,055	$ 32,698	$ 33,147
Interest and dividends on investment securities:
Taxable	3,383	4,407	4,640
Tax-exempt	1,635	1,333	686
Dividends	273	271	282
Other interest income	160	261	434
Total Interest Income	39,506	38,970	39,189

Interest Expense
Interest on deposits	9,620	10,387	15,305
Interest on long-term debt	4,140	3,844	3,184
Other interest expense	392	477	783
Total Interest Expense	14,152	14,708	19,272
Net interest income	25,354	24,262	19,917
Provision for loan losses	975	1,518	1,644
Net interest income after provision for loan losses	24,379	22,744	18,273

Other Income
Income from fiduciary activities	786	802	779
Service charges on deposit accounts	4,913	3,640	3,214
Brokerage fees	878	891	760
Securities gains (losses) - net	81	189	127
Other income	2,158	2,166	1,515
Total Other Income	8,816	7,688	6,395

Other Expenses
Salaries and employee benefits	12,553	10,846	8,912
Net occupancy expense	1,542	1,299	1,031
Depreciation	1,445	1,392	1,388
Data processing expense	828	673	532
Legal and professional fees	71	186	166
Stationary and office supplies	333	280	233
Amortization of intangibles	87	53	322
Advertising and promotions	410	319	280
Other expenses	4,857	4,287	3,841
Total Other Expenses	22,126	19,335	16,705
Net income before income taxes	$ 11,069	$ 11,097	$ 7,963
Provision for income tax expense	3,249	3,259	2,202
Net income	$ 7,820	$ 7,838	$ 5,761
	=====	=====	=====
Earnings Per Common Share:
Net income	$ 2.14	$ 2.14	$ 1.56
	=====	=====	=====
Weighted average shares outstanding	3,657	3,668	3,703
	=====	=====	=====

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
(In thousands)
Net income for year	$ 7,820	$ 7,838	$ 5,761

Other comprehensive income, net of tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(373)	1,118	934
Total Comprehensive Income	$ 7,447	$ 8,956	$ 6,695
	=====	=====	=====
Required disclosures of related tax effects allocated to each component of other comprehensive income:
	Before-tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Year Ended December 31, 2003

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$ (521)	$ 209	$ (312)
Less reclassification adjustments for gains included in net income	(101)	40	(61)
Net Unrealized Gains (Losses)	$ (622)	$ 249	$ (373)
	=====	=====	=====
Year Ended December 31, 2002

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$ 2,030	$ (812)	$ 1,218
Less reclassification adjustments for gains included in net income	(167)	67	(100)
Net Unrealized Gains (Losses)	$ 1,863	$ (745)	$ 1,118
	=====	=====	=====
Year Ended December 31, 2001

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$ 1,345	$ (538)	$ 807
Less reclassification adjustments for gains included in net income	212	(85)	127
Net Unrealized Gains (Losses)	$ 1,557	$ (623)	$ 934
	=====	=====	=====

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  Years Ended December 31, 2003, 2002, and 2001
   (In thousands except per share data)

	Common Stock Shares At Par		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Obligation of Employee Stock Ownership Plan	Total Stockholders' Equity
Balance at January 1, 2001	3,718	$ 3,718	$ 15,302	$ 29,095	$ (371)	$ (47)	$ (808)	$ 46,889
Net income, year ended December 31, 2001				5,761				5,761
Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes ($623) during the year					934			934
Cash dividends paid - $1.00 per share				(3,705)				(3,705)
Treasury stock transactions			(4)			(874)		(878)
Principal payments - ESOP	--	--	--	--	--	--	808	808
Balance, December 31, 2001	3,718	3,718	15,298	31,151	563	(921)	--	49,809

Net income, year ended December 31, 2002				7,838				7,838
Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes ($745) during the year					1,118			1,118
Cash dividends paid - $1.04 per share				(3,815)				(3,815)
Treasury stock transactions - net	--	--	1	--	--	(350)	--	(349)
Balance, December 31, 2002	3,718	$ 3,718	$ 15,299	$ 35,174	$ 1,681	$ (1,271)	$ --	$ 54,601

Net income, year ended December 31, 2003				7,820				7,820
Adjustment of unrealized gain (loss) on securities available-for-sale, net of applicable deferred income taxes $249 during the year					(373)			(373)
Cash dividends paid - $1.08 per share				(3,951)				(3,951)
Treasury stock transactions - net	--	--	32	--	--	(183)	--	(151)
Balance, December 31, 2003	3,718	$ 3,718	$ 15,331	$ 39,043	$ 1,308	$ (1,454)	$ --	$ 57,946
	======	======	=======	======	=======	======	=======	=======

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARY
  CONSOLIDATED STATEMENT OF CASH FLOWS
  Years Ended December 31, 2002, 2001, and 2000

	2003	2002	2001
	(In thousands)
Operating Activities
Net income	$ 7,820	$ 7,838	$ 5,761
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	975	1,518	1,644
Provision for depreciation	1,445	1,392	1,388
Provision for amortization - intangibles	3	53	322
Deferred income taxes	(264)	233	49
Realized investment security (gains) losses	(81)	(189)	(127)
(Increase) decrease in accrued interest receivable	443	(755)	1,748
Increase (decrease) in accrued interest payable	77	(514)	(613)
(Increase) decrease in other assets	73	1,820	(2,358)
Increase (decrease) in other liabilities	(888)	1,464	585
Net cash provided by operating activities	9,603	12,860	8,399
Investing Activities
Proceeds of maturities of held-to-maturity investment securities	145	1,420	14,090
Proceeds of sales and maturities of available-for-sale investment securities	77,181	76,693	92,763
Purchases of available-for-sale investment securities	(85,423)	(87,978)	(106,972)
Acquisition of subsidiary, net of cash and cash equivalents received		(10,173)
Increase in loans - net	(35,131)	(14,336)	(29,459)
Purchase of premises and equipment	(5,317)	(1,350)	(1,935)
Net Cash provided by investing activities	(48,545)	(35,724)	(31,513)
Financing Activities
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	7,142	(57,234)	14,506
Increase in time deposits - net	21,826	84,426	17,148
Increase in long-term borrowing		16,437	19,646
Payment of principal on long-term debt	(567)	(289)
Cash Dividends Paid	(3,951)	(3,815)	(3,705)
Net Increase (decrease) in short-term borrowings	1,237	188	(16,347)
Treasury stock transactions - net	(151)	(349)	(878)
Net Cash provided by Financing Activities	25,536	39,364	30,370

Increase in Cash and Cash Equivalents	(13,406)	16,500	7,256

Cash and cash equivalents at beginning of year	47,683	31,183	23,927
Cash and cash equivalents at end of year	$ 34,277	$ 47,683	$ 31,183
	======	======	======

  Cash payments made for interest and income taxes during the years presented are as follows:

	2003	2002	2001
Interest	$ 14,075	$ 15,222	$ 19,259
	======	======	======
Income Taxes	$ 3,260	$ 3,184	$ 1,751
	======	======	======

  See accompanying notes to consolidated financial statements.

  FIRST CITIZENS BANCSHARES, INC.,
  AND SUBSIDIARY
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  December 31, 2003 and 2002

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  The accounting and reporting policies of First Citizens Bancshares, Inc., and subsidiaries conform to generally accepted accounting principles. The significant policies are described as follows:

  BASIS OF PRESENTATION

  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and its subsidiaries First Citizens National Bank, First Citizens Capital Assets, and First Citizens (TN) Statutory Trust. First Citizens National Bank also has two wholly-owned subsidiaries, First Citizens Financial Plus and Nevada Investments I, Inc., which are consolidated into its financial statements. First Citizens Bancshares, Inc.'s investment in these subsidiaries is reflected on the Parent Company balance sheet (Note 13) at the equity in the underlying assets.

  As of December 31, 2002, First Citizens National Bank owned an additional subsidiary, Delta Finance Company. During the year ended December 31, 2003, the loans on the books of Delta Finance Company were sold and the remaining assets of the subsidiary were merged into First Citizens National Bank.

  During the year ended December 31, 2000, First Citizens National Bank organized, as a wholly-owned subsidiary, Nevada Investments I, Inc., a Nevada corporation. Subsequently, Nevada Investments II, Inc. was organized in the State of Nevada as a wholly-owned subsidiary of Nevada Investments I, Inc. First Citizens National Bank contributed all of its securities investments to these Nevada corporations as contributed capital. During the year ended December 31, 2003, Nevada Investments I, Inc. was merged with Nevada Investments, II, Inc.

  As of June 1, 2002, First Citizens Bancshares, Inc. acquired all of the outstanding capital stock of Metropolitan Bancshares, Inc., parent company of Munford Union Bank, in a transaction accounted for as a purchase. Metropolitan Bancshares, Inc. was subsequently dissolved transferring all of its assets to First Citizens Bancshares, Inc. Munford Union Bank then organized its subsidiary, Nevada Investments III, to hold and manage the investment securities of Munford Union Bank. Munford Union Bank transferred all of its investment securities to Nevada Investments III as contributed capital. During the year ended December 31, 2003, Munford Union Bank, including its subsidiary, was merged into First Citizens National Bank and its bank charter was sold.

  Also, during the year ended December 31, 2002, the Company organized the First Citizens (TN) Statutory Trust as a wholly-owned subsidiary. The purpose and activities of this subsidiary are further discussed in Note 14 of Notes to the Consolidated Financial Statements.

  In the year 2003, First Citizens Bancshares, Inc. began operation of its wholly-owned subsidiary, First Citizens Capital Assets, Inc. which was organized to acquire and manage packages of performing loans.

  All significant inter-company accounts are eliminated in consolidation.

  NATURE OF OPERATIONS

  The Company and its subsidiaries provide commercial banking services of a wide variety to individuals and corporate customers in the mid-southern United States with a concentration in west Tennessee. The Company's primary products are checking and savings deposits and residential, commercial, and consumer lending.

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

  ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

  The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

  A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

  Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

  NOTE 2 - INVESTMENT SECURITIES

  The following tables reflect amortized cost, unrealized gains, unrealized losses, and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

HELD-TO-MATURITY
December 31, 2003
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$ 825	$ 36	$ --	$ 861
Total Securities Investments	$ 825	$ 36	$ --	$ 861
	=====	=====	====	=====

AVAILABLE-FOR-SALE
December 31, 2003
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 102,248	$ 406	$ 537	$ 102,117
Obligations of states and political subdivisions	35,511	2,418	35	37,894
Other debt securities	8,401	470	27	8,844
Total Securities Investments	$ 146,160	$ 3,294	$ 599	$ 148,855
	=====	=====	====	=====

HELD- TO- MATURITY
December 31, 2002
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$ 1,190	$ 45	$ --	$ 1,235
Total Securities Investments	$ 1,190	$ 45	$ --	$ 1,235
	=====	=====	====	=====

AVAILABLE-FOR-SALE
December 31, 2002
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 98,458	$ 1,407	$ 160	$ 99,705
Obligations of states and political subdivisions	32,929	1,798	11	34,716
Other debt securities	6,949	312	--	7,261
Total Securities Investments	$ 138,336	$ 3,517	$ 171	$ 141,682
	=====	=====	====	=====

  The tables below summarize maturities of debt securities held-to-maturity and available-for-sale as of December 31, 2003 and 2002:

December 31, 2003
(in thousands)
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts Maturing In:
One Year or less	$ 30	$ 30	$ 11,012	$ 11,216
After one year through five years	245	253	99,521	100,858
After five years through ten years	550	578	11,491	11,733
After ten years	--	--	24,136	25,048
	$ 825	$ 861	$ 146,160	$ 148,855
	======	======	========	========

December 31, 2002
(in thousands)
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts Maturing In:
One Year or less	$ 216	$ 219	$ 38,041	$ 38,964
After one year through five years	225	228	45,699	46,808
After five years through ten years	749	788	15,320	15,692
After ten years	--	--	39,276	40,218
	$ 1,190	$ 1,235	$ 138,336	$ 141,682
	======	======	========	========

Securities gains (losses) presented in the consolidated statements of income consist of the following:

Year Ended December 31	Gross Sales	Gains	Losses	Net
	(In thousands)

2003 - Securities available-for-sale	$ 7,977	$ 81	$ --	$ 81
2002 - Securities available-for-sale	10,482	189	--	189
2001 - Securities available-for-sale	6,000	127		127

  At December 31, 2003 and 2002, investment securities were pledged to secure government, public and trust deposits as follows:

December 31	Amortized Cost	Fair Value
2003	$ 112,953	$ 114,188
2002	99,543	101,599

  The following table presents information on securities with gross unrealized losses at December 31, 2003, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position:

	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
(In thousands)
Securities Available-for-Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 438	$ 37,890	$ 170	$ 830
Obligations of states and political subdivisions	35	1,597
Other debt securities	27	1,483	--	--
Total securities available-for-sale	$ 500	$ 40,970	$ 170	$ 830
	======	======	========	========

  In reviewing the investment portfolio for other-than-temporary impairment of individual securities, consideration is given to (1) the timeframe involved in which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the ability of the Company to maintain its investment in the issuer for a time that would provide for any anticipated recovery in the fair value.

  As of December 31, 2003, the Company had thirty-nine debt securities noted with unrealized losses. In analyzing the reasons for the unrealized losses management considers whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports. With respect to the unrealized losses on the securities noted and the analysis performed relating to the securities, management currently believes that the declines in the market value are temporary.

  Generally accepted accounting principles have established accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. These standards require that derivatives be reported either as assets or liabilities on the balance sheets and be reflected at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. The company utilized the derivative as a cash flow hedge, hedging the "benchmark interest rate." A Federal Home Loan Bank Variable Libor Borrowing has been designated as hedged and in doing so, the Company has effectively fixed the cost of this liability.

  Nevada Investments II, Inc., exchanged a fixed investment cash flow for a variable cash flow that fluctuates with the Libor rate. The new variable investment is then matched with a variable borrowing cash flow generating a positive interest rate spread of 250 basis points. The purpose of this transaction was to increase the Company's earnings, and the amount of the asset involved and the risk associated with this transaction is within the Company's Funds Management Policy. The hedge matures in nine (9) years.

  During the year, the value of the derivative increased by $25,000 due to market interest rate fluctuations, resulting in a negative other comprehensive income attributable to derivatives of $309,000, which is reflected in accumulated other comprehensive income at December 31, 2003.

  NOTE 3 - LOANS

  Loans outstanding at December 31, 2003 and 2002, were comprised of the following:

	2003	2002
	(In thousands)
Commercial, financial and agricultural	$ 76,323	$ 67,446
Real estate - construction	71,599	57,758
Real estate - mortgage	302,003	285,759
Installment	37,401	39,232
Other loans	781	3,285
	488,107	453,480
Less: Allowance for loan losses	6,124	5,653
Net Loans	$ 481,983	$ 447,827
	======	======

  In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans with carrying values of $1,423,466 at December 31, 2003, and $1,291,584 at December 31, 2002, as being impaired. The balance maintained in the Allowance for Loan Losses related to these loans was $456,202 at December 31, 2003, and $556,369 at December 31, 2002.

  NOTE 4 - ALLOWANCE FOR LOAN LOSSES

  An analysis of the allowance for loan losses during the three years ended December 31 is as follows:

	2003	2002	2001
	(In thousands)
Balance - beginning of period	$ 5,653	$ 4,015	$ 3,763
Addition incident to merger	(94)	968
Provision for loan losses charged to operations	975	1,518	1,644
Loans charged to allowance, net of loan loss recoveries of $895,000; $625,398, and $335,139	(410)	(848)	(1,392)
Balance - end of period	$ 6,124	$ 5,653	$ 4,015
	======	======	======

  For tax purposes, the Corporation deducts the maximum amount allowable. During the year ended December 31, 2003, the deduction taken was $740,402. The deductions for tax purposes in 2002 and 2001 were $740,402 and $1,455,272, respectively.

  NOTE 5 - PREMISES AND EQUIPMENT

  The fixed assets used in the ordinary course of business are summarized as follows:

	Useful Lives in Years	2003	2002
		(In thousands)
Land		$ 3,810	$ 3,093
Buildings	5 to 50	20,289	16,350
Furniture and equipment	3 to 20	13,400	12,802
		37,499	32,245
Less: Accumulated depreciation		15,761	14,379
Net Fixed Assets		$ 21,738	$ 17,866
		=======	=======

  NOTE 6 - REPOSSESSED REAL PROPERTY

  The carrying value of repossessed real property on the balance sheets of the Corporation is $534,726 at December 31, 2003, and $1,782,870 at December 31, 2002. The value of repossessed real property is reflected on the balance sheets in "other assets."

  NOTE 7 - DEPOSITS

  Included in the deposits shown on the balance sheets are the following time deposits and savings deposits in denominations of $100,000 or more:

	2003	2002
	(In thousands)
Time Deposits	$ 143,879	$ 140,256
Savings Deposits	98,323	72,136

  NOW accounts, included in savings deposits on the balance sheets, totaled $65,214,326 at December 31, 2003, and $58,287,421 at December 31, 2002.

  First Citizens National Bank routinely enters into deposit relationships with its directors, officers, and employees in the normal course of business. These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officers and directors on deposit as of December 31, 2003 and 2002 were $12,466,462 and $8,646,911, respectively.

  Time deposits maturing in years subsequent to December 31, 2003, are as follows:

(In thousands)
One year or less	$ 225,471
After one year through three years	55,696
After three years through five years	32,364
After five years	--

Total	$ 313,531
=======

  NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

  First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and the First Citizens National Bank 401(k) Plan as employee benefits. The 401(k) plan was adopted October 1, 2000. The plans provides for a contribution annually not to exceed twenty-five percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. During the year 2003, the Company contributed amounts equal to three percent (3%) of total eligible compensation to the 401(k) plan and seven percent (7%) of eligible compensation to the employee stock ownership plan. Contributions to the plans totaled $866,421 in 2003, $640,000 in 2002, and $619,964 in 2001.

  Munford Union Bank also maintained a 401(k) employee benefit plan to which it contributed four percent (4%) of pre-tax earning annually. In the year 2003, the contribution totaled $76,050. Since Munford Union Bank was merged into First Citizens National Bank in 2003, the 401(k) plan expense is included in the information in the previous paragraph.

  NOTE 9 - INCOME TAXES

  Provision for income taxes is comprised of the following:

	2003	2002	2001
	(In thousands)
Federal income tax expense (benefit)
Current	$ 2,811	$ 3,190	$ 2,075
Deferred	(226)	(198)	(3)
State income tax expense (benefit)
Current	704	302	131
Deferred	(40)	(35)	(1)
	$ 3,249	$ 3,259	$ 2,202
	======	=====	======

  The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

	2003	2002	2001
	(In thousands)
Tax expense at statutory rate	$ 3,763	$ 3,773	$ 2,707
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	438	176	79
Tax exempt interest	(556)	(460)	(245)
Effect of life insurance	(190)	(182)	(144)
Amortization of goodwill			123
Dividends - Employee Stock Ownership Plan			(296)
Other items	(206)	(48)	(22)
	$ 3,249	$ 3,259	$ 2,202
	======	======	======

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

	2003	2002
	(In thousands)
Deferred tax liabilities	$ (1,078)	$ (856)
Deferred tax assets	202	512
Net deferred tax liabilities	$ (876)	$ (344)
	======	=====

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

  As of December 31, 2003, the most recent notification from the Bank's primary regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total risk-based capital (to risk weighted assets)	$ 70,707	14.44%	$ 39,162	> 8.0%	$ 48,952	> 10.0%
Tier 1 capital (to risk weighted assets)	56,292	11.50%	19,581	> 4.0%	29,371	> 6.0%
Tier 1 capital (to average assets)	56,292	7.92%	28,417	> 4.0%	35,521	> 5.0%

As of December 31, 2002:
Total risk-based capital (to risk weighted assets)	$ 50,979	10.92%	$ 37,335	> 8.0%	$ 46,669	> 10.0%
Tier 1 capital (to risk weighted assets)	45,326	9.71%	18,668	> 4.0%	28,002	> 6.0%
Tier 1 capital (to average assets)	45,326	6.76%	26,839	> 4.0%	33,549	> 5.0%

  NOTE 11 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

  The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required balances during 2003 and 2002 were $1,825,161 and $2,487,000, respectively.

  NOTE 12 - RESTRICTIONS ON CAPITAL AND PAYMENTS OF DIVIDENDS

  The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank. In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years which exceeded the net earnings of the current year plus retained profits of the preceding two years. As of December 31, 2003, approximately $7.9 million of retained earnings was available for future dividends from the subsidiary to the parent corporation.

  NOTE 13 - CONDENSED FINANCIAL INFORMATION

  FIRST CITIZENS BANCSHARES, INC.
  (Parent Company Only)

	December 31,
	2003	2002
	(In thousands)
BALANCE SHEETS
ASSETS
Cash	$ 167	$ 659
Investment in subsidiaries	70,933	68,173
Due from subsidiaries	622
Other assets	380	215
TOTAL ASSETS	$ 72,102	$ 69,047
	========	=======
LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Long-term debt	$ 14,145	$ 14,266
Accrued expenses	11	180
TOTAL LIABILITIES	$ 14,156	$ 14,446

STOCKHOLDERS' EQUITY	57,946	54,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 72,102	$ 69,047
	========	========

	December 31,
	2003	2002
	(In thousands)
STATEMENTS OF INCOME
INCOME
Dividends from bank subsidiary	$ 5,165	$ 10,165
Other income	32	25
TOTAL INCOME	5,197	10,190

EXPENSES
Interest expense	543	443
Other expenses	168	178
TOTAL EXPENSES	711	621

Income before income taxes and equity in undistributed net income of bank subsidiary	4,486	9,569
Income tax expense (benefit)	(260)	(228)
	4,746	9,797
Equity in undistributed net income of bank subsidiary	3,074	(1,959)
NET INCOME	$ 7,820	$ 7,838
	========	========

	December 31,
	2003	20021
	(In thousands)
STATEMENTS OF CASH FLOWS
Operating Activities
Net income	$ 7,820	$ 7,838
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(3,074)	1,959
(Increase) decrease in other assets	(788)	(88)
Increase (decrease) in other liabilities	(169)	178
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,789	9,887

Investing Activities
Investment in subsidiaries	(60)	(19,478)

Financing Activities
Payment of dividends and payments in lieu of fractional shares	(3,949)	(3,815)
Proceeds of long term borrowing		14,555
Payment of principal on long term debt	(121)	(289)
Treasury stock transactions - net	(151)	(349)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(4,221)	10,102

INCREASE (DECREASE) IN CASH	(492)	511
Cash at beginning of year	659	148
CASH AT END OF YEAR	$ 167	$ 659
	========	========

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

  First Citizens National Bank has secured advances from the Federal Home Loan Bank in the amounts of $69,147,000 at December 31, 2003, and $60,199,000 at December 31, 2002, which are considered long-term in nature. These advances bear interest at rates which vary from 2.85% to 6.55% and mature in the years 2008 through 2011. The obligations are secured by the Bank's entire portfolio of fully disbursed, one to four family residential mortgages.

  Averages for the years 2003 and 2002 are as follows:

	Average Volume	Average Interest Rate	Average Maturity
	(In thousands)
2003
First Citizens Bancshares, Inc.	14,051	3.85%	9 years
First Citizens National Bank	83,571	5.18%	7 years

2002
First Citizens Bancshares, Inc.	9,761	4.17%	7 years
First Citizens National Bank	67,277	5.36%	5 years

  Maturities of principal on the above referenced long-term debt for the following five years are as shown:

Years Ending December 31,
2004	$ --
2005	--
2006	--
2007	--
2008	--
Thereafter	83,314
$ 83,314
======

  NOTE 15 - REVOLVING LINE OF CREDIT

  First Citizens Bancshares, Inc. has approved a two-year line of credit with First Tennessee Bank National Association in the amount of $13 million, secured by common stock of First Citizens Bancshares, Inc. having a total market value of $19 million. The purpose of the line of credit is for use in various financial strategies including the acquisition of Munford Union Bank. Interest on the outstanding balance is payable on a quarterly basis, calculated a 100 basis points below the base rate of First Tennessee Bank. At December 31, 2003, the outstanding balance on this line is $9 million.

  NOTE 16 - SHORT-TERM BORROWINGS

  At December 31, 2003 and 2002, First Citizens National Bank had outstanding balances in short-term borrowings as follows:

	2003	2002
	(In thousands)
Outstanding balance - end of period	$ --	$ --
Weighted Average Interest Rate	N/A	N/A
Maximum Amount of Borrowings at Month End	14,550	10,276
Average Balances Outstanding for Period	1,758	4,477
Average Weighted Average Interest Rates	1.53%	2.02%

  NOTE 17 - NON-CASH INVESTING AND FINANCING ACTIVITIES

  During the periods presented, the Corporation engaged in the following non-cash investing and financing activities:

Investing	2003	2002	2001
	(In thousands)
Other real estate acquired in
satisfaction of loans	$ 1,868	$ 1,523	$ 1,340

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

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. At December 31, 2003 and 2002, First Citizens National Bank had outstanding loan commitments of $88,096,000 and $90,174,000, respectively. Of these commitments, none had an original maturity in excess of one year.

  Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when it is deemed necessary. At December 31, 2003 and 2002, outstanding standby letters of credit totaled $4,596,000 and $1,477,000, respectively.

  In the normal course of business, First Citizens National Bank extends loans, which are subsequently sold to other lenders, including agencies of the U. S. government. Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan. At December 31, 2003 and 2002, however, the Bank had no loans sold.

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

  INVESTMENT SECURITIES

  Fair value for investment securities is based on quoted market price, if available. If quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying values of Federal Reserve Bank and Federal Home Loan Bank stock approximate fair value based on the redemption provisions of each bank.

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

  SHORT-TERM BORROWINGS

  Carrying amounts of short-term borrowings, which include securities sold under agreement to repurchase, approximate their fair values at December 31, 2003 and 2002.

  LONG-TERM DEBT

  The fair value of the Corporation's long-term debt is estimated using the discounted cash flow approach, based on the institution's current incremental borrowing rates for similar types of borrowing arrangements.

  OTHER ASSETS AND LIABILITIES

  Financial instruments included in other assets and other liabilities are short-term and are therefore valued at their carrying values.

  Unrecognized financial instruments are generally extended for short periods of time, and as a result, the fair value is estimated to approximate the face or carrying amount.

  The estimated fair values of the Corporation's financial instruments are as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
Financial Assets	Amount	Value	Amount	Value
	(In thousands)
Cash and cash equivalents	$ 34,277	$ 34,277	$ 47,683	$ 47,683
Investment securities	149,680	149,716	142,872	142,917
Loans	488,107		453,480
Less: Allowance for loan losses	(6,124)	---	(5,653)	---
Loans, net of allowance	481,983	486,901	447,827	458,861
Accrued interest receivable	4,160	4,160	4,603	4,603
Federal Reserve Bank and Federal Home Loan Bank stock	4,911	4,911	3,914	3,914
Other assets	16,426	16,426	16,172	16,172

Financial Liabilities
Deposits	560,610	565,116	531,642	539,662
Short-term borrowings	19,681	19,681	18,444	18,444
Long-term debt	83,314	92,923	83,881	100,661
Other liabilities	4,553	4,553	5,630	5,630

Unrecognized Financial Instruments

Commitments to extend credit	88,096	88,096	90,174	90,174
Standby letters of credit	4,596	4,596	1,477	1,477

  NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

  The following table reflects the condensed balance sheet of Munford Union Bank and the fair values assigned to assets and liabilities at the date of purchase:

	Book Value	Adjustment	Fair Value	Adjustment Amortization Period/Yrs	2003 Accumulated Amortization	Annual Estimate Accumulated Amortization
Cash and due from banks	$ 3,855	$ --	$ 3,855	--
Federal funds sold	5,295	--	5,295	--
Investments	31,860	17	31,877	5	5.38	3.40
Net loans	68,542	1,456	69,998	7	329.33	208.00
Premises and equipment	3,535	(198)	3,337	3,5,39	(31.35)	(19.80)
Goodwill	--	8,808	8,808	--	--	--
Core deposit intangible	--	845	845	10	133.80	84.50
Other assets	2,012	--	2,012		--	--
Total Assets	$ 115,099	$ 10,928	$ 126,027		437.16	276.10
	=======	=======	=======		=======	=======
Deposits	99,723	1,219	100,942	5	386.02	243.80
Other liabilities	5,741	21	5,762	5	6.65	4.20
Capital	9,635	9,688	19,323		--	--
Total Liabilities and Capital	$ 115,099	$ 10,928	$ 126,027		392.67	248.00
	=======	=======	=======		=======	=======
Net Expense					44.49	28.10
					=======	=======

  Pro forma balance sheets and statements of income of the Company calculated as though the acquisition of Munford Union Bank had been accomplished at the beginning of the year ended December 31, 2002, are as follows:

Statements of Condition	2002	2001

Cash and due from banks	$ 21,290	$ 19,151
Federal funds sold	26,393	16,182
Investments	147,323	136,151
Net loans	447,827	435,009
Premises and equipment	17,866	17,908
Intangible assets	13,261	13,289
Other assets	20,238	21,402
Total Assets	$ 694,198	$ 659,092
	======	======
Deposits	$ 531,642	$ 504,450
Other liabilities	107,955	104,833
Capital	54,601	49,809
Total Liabilities and Capital	$ 694,198	$ 659,092
	======	======

Results of Operation	2002	2001

Interest income	$ 38,970	$ 43,860
Interest expense	14,708	20,977
Net interest income	24,262	22,883
Provision for loan losses	1,518	2,122
Net interest income after provision for loan losses	22,744	20,761
Other income	7,688	6,716
Other expenses	19,335	18,135
Net income before income taxes	11,097	9,342
Provision for income taxes	3,259	2,599
Net income	$ 7,838	$ 6,743
	======	======
Earnings per share	$ 2.14	$ 1.82
	======	======
Weighted average shares outstanding	$ 3,668	$ 3,703
	======	======

  NOTE 23 - GOODWILL AND OTHER INTANGIBLE ASSETS

  Changes in reported balances of goodwill for the two years reflected on the Statement of Condition are as follows:

	Year Ended December 31
	2003	2002

Balance at beginning of year	$ 12,417	$ 2,764
Reclassification from unidentifiable asset	--	--
Impairment	--	--
Acquired goodwill		9,653
Sale of Munford Union's Charter	(199)	--
Balance end of year	$ 12,929	$ 12,417
	======	======

  Beginning in the year 2002, goodwill is no longer amortized but rather is tested annually for impairment. The effects of the application of this new accounting principle is as follows:

Years Ended December 31,
	2003	2002	2001
(In thousands)
Reported net income	$ 7,820	$ 7,838	$ 5,761
Amortization of goodwill	--	--	269
Adjusted net income	$ 7,820	$ 7,838	$ 6,030
	====	====	====
Basic earnings per share
Reported net income	$ 2.14	$ 2.14	$ 1.56
Amortization of goodwill	--	--	..07
Adjusted net income	$ 2.14	$ 2.14	$ 1.63
	====	====	====
Diluted earnings per share
Reported net income	$ 2.14	$ 2.14	$ 1.56
Amortization of goodwill	--	--	..07
Adjusted net income	$ 2.14	$ 2.14	$ 1.63
	====	====	====

  Intangible assets subject to amortization are reflected in the following table:

	Year Ended December 31, 2003		Year Ended December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$ 845	$ 134	$ 844	$ 49
Other intangible assets	--	--	57	8
Total	$ 845	$ 134	$ 901	$ 57
	======	======	========	========

  Estimated amortization for the following five years:

Year	Amount
2004	$ 84
2005	$ 84
2006	$ 84
2007	$ 84
2008	$ 84

  NOTE 24 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)
	Interest Income	Net Interest Income	Net Income	Earnings Per Share Basic	Earnings Per Share Diluted
2003
First Quarter	$ 10,038	$ 6,304	$ 1,976	$ 0.54	$ 0.54
Second Quarter	10,115	6,408	1,645	0.45	0.45
Third Quarter	9,777	6,365	2,047	0.56	0.56
Fourth Quarter	9,576	6,277	2,152	0.59	0.59
Total	$ 39,506	$ 25,354	$ 7,820	$ 2.14	$ 2.14

2002
First Quarter	$ 8,801	$ 5,469	$ 1,767	$ 0.48	$ 0.48
Second Quarter	9,307	5,956	1,743	0.47	0.47
Third Quarter	10,529	6,459	2,129	0.58	0.58
Fourth Quarter	10,333	6,378	2,199	0.61	0.61
Total	$ 38,970	$ 24,262	$ 7,838	$ 2.14	$ 2.14

  As detailed in Note 22, on June 1, 2002, the Corporation acquired all of the outstanding capital stock of Metropolitan Bancshares, Inc. and its subsidiary Munford Union Bank. The transaction resulted in significant increases in interest income, net interest income and net income for the third quarter of 2002.

  NOTE 25 - AMOUNTS RECEIVABLE FROM RELATED PARTIES

Year Ended December 31, 2003
(In thousands)
Column A	Column B	Column C	Column D		Column E
	Balance at				Balance at
	Beginning				End of
	of Period	Additions	Deductions		Period
Amounts
			Amounts	Written		Not
			Collected	Off	Current	Current
Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive Officers
Of First Citizens
Bancshares, Inc. (26)	$ 11,068	$ 14,021	$ 10,670	$ -0-	$ 14,419	$ -0-
	=====	=====	=====	=====	=====	=====
Aggregate indebtedness
to First Citizens
National Bank of
Directors and Executive Officers
Of First Citizens
National Bank (26)	$ 11,068	$ 14,021	$ 10,670	$ -0-	$ 14,419	$ -0-
	=====	=====	=====	=====	=====	=====
Year Ended December 31, 2002
(In thousands)
Column A	Column B	Column C	Column D		Column E
	Balance at				Balance at
	Beginning				End of
	of Period	Additions	Deductions		Period
Amounts
			Amounts	Written		Not
			Collected	Off	Current	Current
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

  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.

  ITEM 9A.    CONTROLS AND PROCEDURES

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

  PART III

  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information appearing in Bancshares' 2004 Proxy Statement regarding directors and officers is incorporated herein by reference in response to this Item.

  A description of The Code of Ethics (Conduct) for Bancshares included in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

  EXECUTIVE OFFICERS OF THE REGISTRANT

  The following information relates to the principal executive officers of Bancshares and its subsidiaries as of December 31, 2003:

Name	Age	Position and Office
Stallings Lipford	74

  Chairman of the Board of Bancshares and First Citizens. Mr. Lipford joined First Citizens in 1950. He became a member of the Board of Directors in 1960 and President in 1970. He was made Vice Chairman of the Board in 1982. He served as Vice Chairman of the Board of Bancshares from September, 1982 to February, 1984. He served as President & CEO of Bancshares from 1983 to 1992.

Katie Winchester	63

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

Ralph Henson	62

  Vice President of Bancshares; Executive Vice President of Loan Administration of First Citizens. Employed by First Citizens in 1964. Mr. Henson served First Citizens as Senior Vice President and Senior Lending Officer until his appointment as Executive Vice President of Loan Administration in February, 1993. Appointed to Board of Directors in 1997.

Jeffrey Agee	43

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

Barry Ladd	63

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

Judy Long	49

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

  ITEM 11. EXECUTIVE COMPENSATION

  The information required under this Item is set forth in the 2004 Proxy Statement, and is incorporated by reference.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 2004 Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2004, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Officers, Directors and principal shareholders of Bancshares (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail on page 13 of the Proxy Statement under "Certain Relationships and Related Transactions" and incorporated herein by reference.  Additional information concerning indebtedness to Bancshares and First Citizens by Directors and/or their affiliates is included herein under Part III, "Amounts Receivable from Certain Persons."

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The Audit Committee information is incorporated by the reference to the Proxy Statement.

  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

  First Citizens Bancshares, Inc.
  (Registrant)

                                      Date: March 12, 2004                               /s/  STALLINGS LIPFORD
                                                                                                                        CHAIRMAN

                                      Date: March 12, 2004                               /s/    JEFF AGEE
                                                                                                    VICE PRESIDENT & PRINCIPAL
                                                                                                              FINANCIAL OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2004.

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

  (b)    Reports on Form 8-K

              None

  (c)    Exhibits

          The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Charter of First Citizens Bancshares, Inc.*
3.2	Bylaws of First Citizens Bancshares, Inc.*
21.1	Subsidiaries of the Registrant
23.1	Consent of Accountants
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

  * Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2003.