Form 10-Q
period 2004-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2004-05-12
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED MARCH 31, 2004

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

________________________

Of the registrant's only class of common stock (no par value) there were 3,653,233 shares outstanding as of March 31, 2004 (Net of Treasury Stock).

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Stated in Thousands)

	March 31 2004	December 31 2003
	(unaudited)
ASSETS
Cash and due from banks	$ 15,432	$ 17,500
Federal funds sold	3,067	16,777
Investment securities
Trading investments - stated at market	--	--
Held to maturity - amortized cost - fair value of $828 at March 31, 2004 and $861 at December 31, 2003.	795	825
Available-for-sale, stated at market	154,771	148,855
Loans (excluding unearned income of $120 at March 31, 2004 and $120 at December 31, 2003)	507,086	488,107
Less: Allowance for loan losses	6,347	6,124
Net Loans	500,739	481,983
Premises and equipment	22,204	21,738
Goodwill	12,218	12,218
Other Intangible Assets	690	711
Other real estate	463	535
Other assets	25,349	24,962

TOTAL ASSETS	$ 735,758	$ 726,104
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
Demand	$ 69,566	$ 68,031
Time	309,154	313,531
Savings	185,107	179,048
Total Deposits	563,827	560,610
Securities sold under agreements to repurchase	21,474	19,681
Federal funds purchased & other short-term borrowings	1,425	--
Long term debt	83,702	83,314
Notes payable of Employee Stock Ownership Plan	--	--
Other liabilities	5,965	4,553

TOTAL LIABILITIES	$ 676,393	$ 668,158

Stockholders' Equity
Common stock, No par value - 10,000,000 authorized; 3,717,593 issued and outstanding at March 31, 2004 and 3,717,593 issued and outstanding at December 31, 2003.	3,718	3,718
Surplus	15,332	15,331
Retained earnings	39,989	39,043
Obligation of Employee Stock Ownership Plan	--	--
Accumulated other comprehensive income	1,851	1,308
Total Common Stock and Retained Earnings	60,890	59,400
Less: 64,360 treasury shares, at cost at March 31, 2004 and 61,825 shares at cost at December 31, 2003.	(1,525)	(1,454)
TOTAL STOCKHOLDERS' EQUITY	$ 59,365	$ 57,946
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 735,758	$ 726,104
	==========	==========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(STATED IN THOUSANDS)

	2004	2003
Balance January 1	$ 57,946	$ 54,601
Net Income	1,967	1,976
Other comprehensive income:
Changes in Available for Sale Investments	547	(188)
Changes in Derivatives	(3)	6
Comprehensive Income	2,511	1,794

Cash dividend declared	(1,022)	(987)
Common stock issued	--	--
Common stock repurchased	(70)	(30)
Employee stock obligation	--	--

Balance Ending Period	$ 59,365	$ 55,378
	=======	========

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(STATED IN THOUSANDS EXCEPT E.P.S. AND SHARES OUTSTANDING)

	Three Months Ended March
	2004	2003	2002
Interest Income	(In thousands except per share data)
Interest and fees on loans	$ 8,063	$ 8,518	$ 7,452
Interest on investment securities:
Taxable	940	984	1,082
Tax-exempt	324	408	138
Dividends	62	64	61
Other interest income - Fed funds sold	27	62	65
Other interest income - checking	--	2	3
Lease financing income	--	--	--
Total Interest Income	9,416	10,038	8,801

Interest Expense
Interest on deposits	2,068	2,609	2,408
Other interest expense	1,083	1,125	924
Total Interest Expense	3,151	3,734	3,332
Net interest income	6,265	6,304	5,469
Provision for loan losses	300	280	353
Net interest income after provision	5,965	6,024	5,116

Other Income
Income from fiduciary activities	189	152	157
Service charges on deposit accounts	1,222	1,119	696
Brokerage fees	308	168	311
Securities gains (losses)	206	--	99
Other income	522	648	437
Total Other Income	2,447	2,087	1,700

Other Expenses
Salaries and employee benefits	3,305	3,031	2,404
Net occupancy expense	395	395	250
Depreciation	374	344	307
Data processing expense	165	216	183
Legal and professional fees	25	(7)	41
Stationary and office supplies	79	72	51
Amortization of intangibles	--	22	2
Executive payouts	--	--	--
Other expenses	1,272	1,315	1,062
Total Other Expenses	5,615	5,388	4,300
Net income before income taxes	$ 2,797	$ 2,723	$ 2,516
Taxes	830	747	749
Net income	$ 1,967	$ 1,976	$ 1,767
	=====	=====	=====
Earnings Per Share:	$ 0.54	$ 0.54	$ 0.48
	=====	=====	=====

Weighted average number of shares outstanding	3,653,595	3,657,590	3,672,782
	=======	======	======

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, STATED IN THOUSANDS)

	Three Months Ended March 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net cash provided by operating activities	$ 3,368	$ 2,871	$ 2,460

INVESTING ACTIVITIES
Proceeds of maturities of held to
maturity securities	0	50	112
Purchase of held to maturity securities	0	0	0
Proceeds from maturities of available
for sale securities	3,924	27,071	16,098
Proceeds from sales of available for
sale securities	10,040	0	8,600
Purchase of available for sale securities	(18,975)	(33,468)	(25,779)
Increase in loans - net	(19,056)	(15,034)	2,610
Payment for purchase of Bank of Troy - net
of cash acquired	0	0	0
Purchase of premises and equipment	(840)	(1,150)	(461)
Net Cash provided by investing activities	(24,907)	(22,531)	1,180

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and
Savings Accounts	7,594	6,316	2,479
Increase (Decrease) in Time Accounts	(4,377)	(8,801)	(3,555)
Increase (Decrease) in Long term Debt	388	240	2,408
Treasury Stock Transactions	(70)	0	(91)
Proceeds from Sale of Common Stock	0	0	0
Cash Dividends Paid	(1,022)	(987)	(955)
Net Increase (Decrease) in Short Term
Borrowings	3,218	1,410	1,650
Net Cash provided (used) by
Financing Activities	5,731	(1,822)	1,936

Increase (Decrease) in Cash and
Cash Equivalents	(15,778)	(21,482)	5,576

Cash and Cash Equivalents at beginning
of year	34,277	47,683	31,183
Cash and Cash Equivalents at end of year	18,499	26,201	36,759

Cash Payments made for interest and income taxes during the years presented are as follows:

	2004	2003	2002
Interest	3,249	3,888	3,697
Income Taxes	386	1,164	677

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
MARCH 31, 2004

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2004, the consolidated statements of income for the three month periods ended March 31, 2004, 2003 and 2002, and the consolidated statements of cash flows for the three months periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - ORGANIZATION

First Citizens Bancshares, Inc., is a bank holding company chartered on December 14, 1982, under the laws of the state of Tennessee, on September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3 - CONTINGENT LIABILITIES

There is no material pending litigation as of the current reportable date that would result in a liability.

NOTE 4 - RESERVE FOR LOAN LOSSES

FASB 114 and 118 were implemented during first quarter of 1995. This new FASB requires companies to set aside reserves for impaired loans.

The following data reflects impaired and probable loss loan totals:

Balance
Amount of recorded balance with a related allowance	$ 811
Amount of recorded balance with no related allowance	724
Impaired loan balance or recorded balance	$ 1,535
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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased. Value of the derivative increased $3 thousand net of tax for the current reportable period.  Other comprehensive income reflects fair market value of the derivative at $520 thousand gross and  $312 thousand net of tax.

NOTE 6 - FASB 142

This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  Goodwill is no longer amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests implemented first quarter 2003 and 2004 to establish a goodwill benchmark resulted in an impairment of zero. Total goodwill as of the reportable date is $12 million or 1.63% of total assets or 20.33% of total capital.

Amortization expense of the other identifiable intangibles for the quarter was $21 thousand for 2004 and $22 thousand for 2003.

NOTE 7 - LONG TERM OBLIGATIONS

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

On March 26, 2002 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust II, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 26, 2002 the rate per annum of 5.59%.  For each successive period beginning on (and including) June 26, 2002, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 3.60%; provided however, that prior to March 26, 2007, this interest rate shall not exceed 11%.  Interest payment dates are: March 26, June 26, September 26, and December 26 during the 30-year term.

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

NOTE 8 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved two year renewable line of credit with First Tennessee Bank in the amount of $13 million. As of the reportable date, the drawn amount was $8.9 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("the Bank"), First Citizens Capital Assets and First Citizens (TN) Statutory Trust II.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: Financial Plus, Inc. and Nevada Investments II. The bank also owns 50% of White and Associates/First Citizens Insurance LLC and First Citizens/White and Associates Insurance Company, Inc. These subsidiary activities consist of: brokerage, investments, insurance related products and credit insurance.

BRANCH OPERATIONS

Land has been acquired in Oakland, Tennessee for the location of a new branch facility. A temporary banking facility will be opened for operations in mid-year, 2004.  Construction of a permanent banking facility on this site will begin within eighteen months.  Market data analysis for Fayette County reflects more than adequate market share growth available to support the bank's long-term financial projections.   Future population and household income growth within the area are projected to be positive.  First Citizens will continue to search for expansion opportunities that will result in a positive deployment of Bancshares' capital.

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

FINANCIAL SUMMARY

The accounting and reporting of First Citizens Bancshares and its subsidiaries conform with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect  amounts reported in the financial statements and accompanying notes. The company's estimates are based on historical experience, information supplied from professionals, regulators, and others believed to be reasonable under the facts and circumstances. Actual results could differ from estimates. First Citizens considers its more critical accounting policies to consist of the allowance for loan losses and the estimation of fair market value.

The allowance for losses on loans represents management's best estimate of inherent losses in the existing loan portfolio. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio. The company believes the loan loss reserve estimate is a critical accounting estimate because: changes can materially affect bad debt expense on the income statement, changes in the borrower's cash flows can impact the reserve, and management must make estimates at the balance sheet date and also into the future in reference to the reserve. While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.

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

Management has discussed critical accounting policies with the Audit Committee, and the Audit Committee has reviewed the Company's disclosure relating to these policies in this Management's Discussion and Analysis.

Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus the interest cost to fund those assets. Net interest income decreased $39 thousand or (.62%), when comparing first quarter of 2004 to the first quarter 2003. Total interest bearing liabilities declined 47 basis points while interest-earning assets declined 79 basis points. Demands for re-financing, competition, and variable rate volumes drove loan yields downward 91 basis points when comparing 2004 to 2003. Time deposit average paying rates had the most dramatic decrease (61 basis points). Bancshares' savings yields have very little room to decline as evidenced in the change from 2003 (-21 basis points).  Federal Home Loan Bank borrowings of $64 million carries a yield of 5.37%, resulting in a quarterly dilution to net interest income of $521 thousand when compared to average cost of funds of 2.11%. Federal Home Loan Borrowings were used to fund balance sheet and reduce exposure to rising interest rates. As rates rise, these borrowings will be fixed, causing a reduction to interest rate risk. Net interest margins have been challenged over the past two years as the Federal Reserve lowered interest rates in an effort to stimulate the national economy. Low interest rates resulted in substantial prepayments, higher premium amortization, and in-house loan refinancing. Net yield on average earning assets for the past three reportable periods are 3.89%, 4.20%, and 4.58%. The most positive side of the low interest rate environment is fee income received from secondary mortgage lending fees. A review of the last eight quarters starting with the most recent reflects the following total: $296 thousand, $506 thousand, $498 thousand, $422 thousand, $336 thousand, $239 thousand, $169 thousand and $158 thousand. It is anticipated that the prior quarter mortgage fee income trends will not continue at these high levels.

The loan loss provision increased $20 thousand or 7.14% over the prior reporting period. Quarterly net charge-offs for 2004 were $77 thousand compared to $21 thousand for the three months in 2003.  A low or flat net charge off total in 2004 and 2003 was a result of improved quality within the loan portfolio.  Reserve for losses on loans as a percent of total loans was 1.25% at March 2004 compared to 1.26% at March 2003.   The reserve as a percent of total loans for fourth quarter 2003 was 1.25%.

Non-interest income represents fees and other income derived from sources other than interest-earning assets. Non-interest income increased $360 thousand, or 17.25% over the prior year's first quarter. In the first quarter of 2004, fee income (non-interest income) contributed 20.62% to total revenue compared to 17.21% for the same period last year. Trust service fees, Brokerage fees, full insurance income and sale of bonds contributed to the positive 20.62% variance. Income received from White and Associates/First Citizens insurance subsidiary was in excess of $8,000 over prior quarter of last year. Bond profits ($206 thousand) were taken first quarter due to demand opportunities for those specific bonds. The following table compares non-interest income for the first quarter of 2004, 2003, and 2002:

Non-Interest Income
(in thousands)
	2004	% of Change	2003	% of Change	2002
Service Charges on Deposit Accounts	$ 1,222	9.20%	$ 1,119	60.77%	$ 696
Trust Income	189	29.34%	152	(3.18%)	157
Other Income	1,036	26.96%	816	(3.65%)	847
TOTAL	$ 2,447	17.25%	$ 2,087	22.76%	$ 1,700

Non-interest expenses represent the operating expenses of First Citizens. Non-interest expense increased $227 thousand, or 4.21%, over the first quarter of 2003. Salary and benefits increased because of full time salaries, and incentive accruals. Bancshares' growth strategies are increasing certain sectors of the non-interest expense areas such as depreciation (8.72%). Tight budget controls and incentives have stabilized the growth of the controllable expenses as shown in the other expense decrease of (4.87%). The efficiency ratio as of 3/31/2004 and 3/31/2003 was 63.23% and 64.75%.  Executive management is committed to the continual improvement of the efficiency ratio that will meet or exceed peer group ratio. Expense other real estate was $13 thousand for current quarter compared to $35,000 thousand for first quarter 2003. Other real estate asset was $1.8 million as of December 2002 compared to $400-500 million for the two reportable balance sheet periods.  Impaired Goodwill expense is $0 for the current reportable period compared to $0 for 2003. The core deposit intangible expense for the current reportable quarter was $21,000. FASB 142 altered the analysis of goodwill for the years 2002 forward. Quarter-to-date advertising, community relations, and other forms of marketing expenses were $107 thousand or 1.90% of total non-interest expense. All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for the first quarter of 2004, 2003, and 2002:

Non-Interest Expense
(in thousands)
	2004	% of Change	2003	% of Change	2002
Salaries and Employee Benefits	$ 3,305	9.04%	$ 3,031	26.08%	$ 2,404
Net Occupancy	934	(2.19%)	955	29.05%	740
Other	1,376	(1.85%)	1,402	21.28%	1,156
TOTAL	$ 5,615	4.21%	$ 5,388	25.30%	$ 4,300

Quarterly average balances, interest, and average rates are presented in the following table:

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
MONTHLY AVERAGE BALANCES AND INTERST RATES
(STATED IN THOUSANDS)
QUARTER ENDING MARCH 31

	2004 Average			2003 Average			2002 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 491,475	$ 8,063	6.56%	$ 455,632	$ 8,518	7.47%	$ 363,075	$ 7,452	8.20%
Investment Securities:
Taxable	118,132	940	3.18%	113,036	1,048	3.70%	88,176	1,082	4.90%
Tax Exempt (4)	37,753	490	5.19%	35,699	618	6.92%	18,399	301	6.54%
Interest Earning Deposits	609	1	0.65%	629	2	1.27%	907	3	1.32%
Federal Funds Sold	6,098	25	1.63%	14,618	62	1.69%	15,320	65	1.69%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 654,067	$ 9,519	5.82%	$ 619,614	$10,248	6.61%	$ 485,877	$ 8,903	7.32%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	15,825	0	0.00%	19,644	0	0.00%	12,182	0	0.00%
Bank Premises and Equipment	21,909	0	0.00%	17,992	0	0.00%	14,664	0	0.00%
Other Assets	37,043	0	0.00%	37,311	0	0.00%	23,777	0	0.00%
TOTAL ASSETS	$ 728,844	0	0.00%	$ 694,561	0	0.00%	$ 536,500	0	0.00%
	======	=====	=====	=====	=====	====	=====	====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	183,485	297	0.64%	161,001	343	0.85%	135,610	458	1.35%
Time Deposits	307,434	1,772	2.30%	310,783	2,266	2.91%	224,936	1,950	3.46%
Federal Funds Purchased and Other Interest Bearing Liabilities	105,801	1,082	4.09%	105,565	1,125	4.26%	85,710	924	4.31%
TOTAL INTEREST BEARING LIABILTIES	596,720	3,151	2.11%	577,349	3,734	2.58%	446,256	3,332	2.98%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	68,808	0	0.00%	59,094	0	0.00%	38,890	0	0.00%
Other Liabilities	4,760	0	0.00%	2,984	0	0.00%	1,241	0	0.00%
TOTAL LIABILITIES	670,288	0	0.00%	639,427	0	0.00%	486,387	0	0.00%

SHAREHOLDERS' EQUITY	58,556	0	0.00%	55,134	0	0.00%	50,113	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 728,844	0	0.00%	$ 694,561	0	0.00%	$ 536,500	0	0.00%
	======	=====	=====	======	=====	=====	=====	=====	====
NET INTEREST INCOME	--	6,368	--	--	6,514	--	--	5,571	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	3.89%	--	--	4.20%	--	--	4.58%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

March 31
(In Thousands)
	2004	2003	2002	2001	2000
Real Estate Loans:
Construction	$ 78,373	$ 68,872	$ 36,167	$ 34,350	$ 33,537
Mortgage	314,409	284,051	229,665	205,936	192,575
Commercial, Financial and
Agricultural Loans	73,118	73,079	59,468	63,465	59,142
Installment loans to individuals	37,754	38,847	39,440	42,483	37,517
Other Loans	3,432	3,644	1,452	2,919	2,579
TOTAL LOANS	$ 507,086	$ 468,493	$ 366,192	$ 349,153	$ 325,350

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

Non-Performing Loans
March 31
(in thousands)
Year	Non-Accrual	90 Days Past Due Accruing Interest	Total
2004	$ 1,015	$ 238	$ 1,253
2003	$ 2,065	$ 1,512	$ 3,577
2002	$ 407	$ 2,070	$ 2,477
2001	$ 3,333	$ 527	$ 3,860
2000	$ 1,134	$ 1,090	$ 2,224
1999	$ 829	$ 980	$ 1,809

First Citizens National Bank
Loan Loss Experience and Reserve for Loan Losses
(in thousands)
Quarter ending March 31,

	2004	2003	2002	2001	2000
Average Net Loans Outstanding	$ 491,475	$ 455,632	$ 363,075	$ 346,991	$ 321,816
Balance of Reserve for Loan Losses at
Beginning of Period	$ 6,124	$ 5,653	$ 4,015	$ 3,763	$ 3,718
Loan Charge-Offs	(172)	(283)	(318)	(505)	(228)
Recovery of Loans Previously Charged Off	95	262	94	87	85
Net Loans Charged Off	(77)	(21)	(224)	(418)	(143)
Additions to Reserve Charged to Operating Expense	300	280	353	574	187
Changes incident to Mergers	0	0	0	0	0
Balance at End of Period	$ 6,347	$ 5,912	$ 4,144	$ 3,919	$ 3,762

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.01%)	(.01%)	(.06%)	(.12%)	(.04%)

The following table will identify charge-offs by category for the period ending March 31, 2004, 2003, and 2002.

CHARGE-OFFS:	2004	2003	2002
Domestic:
Commercial, Financial and Agricultural	$ 7	$ 94	$ 20
Real Estate - Construction	23	0	0
Real Estate - Mortgage	70	54	143
Installment Loans to individuals	72	135	155
Lease financing	0	0	0
Foreign	N/A	N/A	N/A
Total	$ 172	$ 283	$ 318
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 17	$ 83	$ 21
Real Estate - Construction	2	0	0
Real Estate - Mortgage	8	95	4
Installment Loans to individuals	68	84	69
Lease financing	0	0	0
Foreign	N/A	N/A	N/A
Total	$ 95	$ 262	$ 94
Net Charge-offs	($ 77)	($ 21)	($ 224)

LOANS:

One of Bancshares' primary objectives is to seek quality-lending opportunities in West Tennessee. The majority of First Citizens' borrowers live and conduct business in West Tennessee. Total loans increased  $ 18.9 million or 3.59% during the first quarter of 2004.  The volume decrease is attributable to a growing economy and especially the real estate sector. Real estate loans grew $39 million or 11.29% when comparing 2004 to 2003.   The unemployment rate for Tennessee is 5.00%.  Cash flows reflect net loan growth at $19 million versus $15 million and -$2 million for the years of 2004, 2003, and 2002 respectfully. The aggregate amount of loans that the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens' legal lending limit at March 31, 2004 was $9.6 million. Loan demand is projected to continue at the above average growth during second quarter 2004 with draw downs on agriculture operating lines of credit.  Non-performing loans at quarter end were .24% of total loans. Weighted average loan yields have declined from 8.20% in 2002 to 7.47% in 2003 and currently 6.56%. This decline in loan yields has been driven by the economy and competition.

AGRICULTURAL LOANS:

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $79 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise more than $28.7 million of total loans.  Net charge-offs in this category were $7 thousand for the first quarter of 2004.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES:

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.25% for the current quarter and year-end 2003. A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($172,000) (2) recovery of loans previously charged off $95,000 and (3) additions to reserve $300,000.  The provision for loan losses increased $20,000 when compared to the same time period in 2003.

The ratio of net charged off loans during the quarter to average net loans outstanding was .01% compared to .01% for the same quarter of 2003.  A review of non-performing loans indicates a decrease of total non-performing loans from $3.57 million in 2003 (.76% of total loans) to $1.25 million in 2004 (.24% of total loans).  The decrease is mainly attributable to improvements noted in asset quality and current economic conditions. First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

LIQUIDITY:

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 83% of the funding for the current year versus 84% for the prior year. Borrowed funds from the FHLB amounted to 10.20% of total funding for year 2004 compared to 9.23% last year. The FHLB line of credit was $101 million with $32 million available at quarter end.  The Company has $20 million in deposit funds from the State of Tennessee. First Citizens National Bank has $15 million of brokered certificate of deposits comprising 2.65% of total deposits.

The bank's liquidity position has decreased since year-end 2003 due to loan growth of 3.89% or annualized 15.56%. The cash flow statement reflects the largest outflow for loans in 2004 versus the previous two years. Growth in deposits is occurring at First Citizens as well as most banks in general. This action reinforces the idea that consumers are in a pattern of a flight to quality by investing in deposits insured by FDIC. Seasonal deposit growth reflected on the balance sheet in transaction demand and savings accounts grew $7.5 million while time deposits decreased $4.3 million. We believe economic growth will continue to accelerate in 2004, creating a favorable environment for banking, but causing liquidity to decrease. Ample liquidity is available to absorb the demands placed on cash flows.

The bank's liquidity position has been strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others. First Citizens Bank has lines of credit with the FHLB and correspondent banks totaling $139 million. The Company has a ($13 million) line of credit established for acquisitions and other holding company needs (see footnote).  Despite the recent increase in mergers, we are focusing on internally generated growth through new branches. The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

INVESTMENT SECURITIES:

Nevada Investments I and II were incorporated in the year 2000 as subsidiaries for First Citizens National Bank. The core objective for these corporations was to house the investment portfolio for First Citizens National Bank. Savings from these strategic moves exceeding $300,000 on an annual basis were terminated second quarter 2003. The first quarter of 2003 benefited from the excise tax strategy while first quarter 2004 did not. Peer data indicates our portfolio yields are less than the average peer bank due to portfolio changes (called bonds, and pay-downs) in years 2003,2002 and 2001.  The quarterly average report reflects a yield decrease in the investment portfolio of 81 basis points or (18.12%).  First Citizens Bank has in excess of $55 million in mortgage related investments that have premiums attached to the investments. The decrease in rates caused a material decrease to margins, spreads, and net income. The mortgage-backed sector will improve materially as rates rise. Bancshares' goal is to steadily improve the investment portfolio without taking on material risk.

The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio. The pledged investments amount to $109 million as of the current reportable period.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	Composition of Investment Securities
	March 31 (In thousands)
	2004	2003	2002	2001	2000
U.S. Treasury & Government Agencies	$ 111,510	$ 105,561	$ 77,409	$ 68,275	$ 82,596
State & Political Subdivisions	36,098	35,452	18,863	14,042	13,737
All Others	7,988	7,893	9,274	9,612	3,293
TOTALS	$ 155,596	$ 148,906	$ 105,546	$ 91,929	$ 99,626
	=======	=======	======	======	=======

First Citizens National Bank does not engage in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

Investment Securities
March 31, 2004
(in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 548	$ 559
U.S. Government agency and corporation obligations	0	0	110,462	110,951

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	795	828	32,453	35,303
U.S. Securities:
Debt Securities	0	0	5,878	6,306
Equity Securities (including Federal Reserve stock)	0	0	1,829	1,682
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 795	$ 828	$ 151,170	$ 154,801

CAPITAL RESOURCES

The management of the equity section in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on March 31, 2004 was $59.3 million, up 2.45% from $57.9 million on December 31, 2003. The increase in capital was from undistributed net income and positive fair market moves in the investment portfolio (other comprehensive income).  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk based capital ratio reflects continuous improvement when reviewing prior years. Risk based capital ratio as of March 31, 2004 was 11.11%, significantly in excess of the 8% mandated by Regulatory Authorities. Capital as a percentage of total assets for the quarter ending March 31, is presented in the following table for the years indicated (excluding loan loss reserves):

2004	2003	2002	2001	2000
8.06%	7.98%	9.30%	9.45%	9.43%

The dividend payout ratio was 51.95% for the current period versus 49.94% for the prior year. We anticipate the dividend payout ratio to end the year in the range of 51-53%. The dividend per share was $.27 for 2004 versus $.26 for 2003. Bancshares has re-purchased 2,535 shares of its own stock in the open market since December 31, 2003. Stock repurchase average price for the first quarter 2004 was $27.61.

	2004	2003	2002	2001	2000
Percentage of Net Income to:
Average Total Assets	1.09%	1.15%	1.28%	.84%	1.24%
Average Shareholders' Equity	13.51%	14.54%	14.08%	8.88%	13.20%
Percentage of Dividends Declared Per
Common Share to Net Income	52.00%	49.94%	54.04%	87.14%	57.53%
* Percentage of Average Shareholders'
Equity to Average Total Assets	8.03%	8.77%	9.34%	9.52%	9.45%

* Represents primary capital - including reserve for loan losses account

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new FASB issuances during the first quarter 2004.

INTEREST RATE RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk. The Asset/Liability Committee strives to maintain stability in net interest margin under various interest rate cycles. First Citizens has materially improved interest rate risk exposure since year-end 2000. Steps implemented are as follows: (1) increased long term Federal Home Loan Bank borrowings by $11 million,  (2) purchased variable rate investments, (3) encourage existing deposit customers to extend maturities past one year and (4) reduced overnight borrowings exposure.

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

Date: May 14, 2004                                        /s/  KATIE WINCHESTER
                                                                        PRESIDENT,  CEO, Vice-Chairman
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)

Date: May 14, 2004                                           /s/    JEFF AGEE
                                                                  EXECUTIVE VICE PRESIDENT &
                                                                     CHIEF FINANCIAL OFFICER
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)