Form 10-Q
period 2004-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2004-08-12
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED JUNE 30, 2004

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

________________________

Of the registrant's only class of common stock (no par value) there were 3,652,757 shares outstanding as of June 30, 2004 (Net of Treasury Stock).

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Stated in Thousands)

	June 30 2004	December 31 2003
ASSETS
Cash and Due from Banks	$ 15,569	$ 17,500
Federal Funds Sold	3,163	16,777
Investment Securities
Trading Investments - Stated at Market	--	--
Held to Maturity - Amortized Cost - Fair Value of $821 at June 30, 2004 and $861 at December 31, 2003.	795	825
Available-for-Sale, Stated at Market	146,849	148,855
Loans (Excluding Unearned Income of $133 at June 30, 2004 and $120 at December 31, 2003)	519,164	488,107
Less: Allowance for Loan Losses	6,551	6,124
Net Loans	512,613	481,983
Premises and Equipment	22,037	21,738
Goodwill	12,218	12,218
Other Intangible Assets	669	711
Other Real Estate	389	535
Other Assets	25,659	24,962

TOTAL ASSETS	$ 739,961	$ 726,104
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
Demand	$ 68,211	$ 68,031
Time	302,984	313,531
Savings	176,725	179,048
Total Deposits	547,920	560,610
Securities Sold Under Agreements to Repurchase	24,430	19,681
Federal Funds Purchased & Other Short-Term Borrowings	22,575	--
Long Term Debt	82,790	83,314
Notes Payable of Employee Stock Ownership Plan	--	--
Other Liabilities	4,213	4,553

TOTAL LIABILITIES	$ 681,928	$ 668,158

Stockholders' Equity
Common Stock, No Par Value - 10,000,000 Authorized; 3,717,593 Issued and Outstanding at June 30, 2004 and 3,717,593 Issued and Outstanding at December 31, 2003.	3,718	3,718
Surplus	15,332	15,331
Retained Earnings	40,984	39,043
Obligation of Employee Stock Ownership Plan	--	--
Accumulated Other Comprehensive Income	(462)	1,308
Total Common Stock and Retained Earnings	59,572	59,400
Less: 64,836 Treasury Shares, at Cost at June 30, 2004 and 61,825 Shares at Cost at December 31, 2003.	1,539	(1,454)
TOTAL STOCKHOLDERS' EQUITY	$ 58,033	$ 57,946
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 739,961	$ 726,104
	==========	==========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  CHANGES IN SHAREHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(STATED IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Balance Beginning of Period	$ 59,365	$ 55,378	$ 57,946	$ 54,601
Net Income	2,021	1,645	3,988	3,621
Other Comprehensive Income:
Changes in Available for Sale Investments	(2,379)	433	(1,832)	245
Changes in Derivatives	65	(75)	62	(69)
Comprehensive Income	(293)	2,003	2,218	3,797

Cash Dividend Declared	(1,024)	(987)	(2,046)	(1,974)
Common Stock Issued	--	--	--	--
Common Stock Repurchased	(15)	(68)	(85)	(98)
Employee Stock Obligation	--	--	--	--

Balance End of Period	$ 58,033	$ 56,326	$ 58,033	$ 56,326
	=====	=====	=====	=====

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004, 2003 AND 2002
(STATED IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
INTEREST INCOME
Interest and Fees on Loans	$ 8,232	$ 8,761	$ 16,295	$ 17,279
Interest and Dividend on Investment Securities:
Taxable	1,002	852	1,942	1,836
Tax-exempt	341	401	665	809
Dividends	82	73	144	137
Other Interest Income - Federal Funds Sold	5	26	32	88
Other Interest Income - Checking	--	2	--	4
Lease Financing Income	--	--	--	--
Total Interest Income	9,662	10,115	19,078	20,153

INTEREST EXPENSE
Interest on Deposits	2,009	2,513	4,077	5,122
Other Interest Expense	1,135	1,194	2,218	2,319
Total Interest Expense	3,144	3,707	6,295	7,441
Net Interest Income	6,518	6,408	12,783	12,712
Provision for Loan Losses	250	299	550	579
Net Interest Income after Provision	6,268	6,109	12,233	12,133

OTHER INCOME
Income from Fiduciary Activities	200	157	389	309
Service Charges on Deposit Accounts	1,406	1,184	2,628	2,303
Brokerage Fees	273	170	581	338
Gain (loss) on Sale of Securities	--	20	206	20
Other Income	356	363	878	1,011
Total Other Income	2,235	1,894	4,682	3,981

OTHER EXPENSES
Salaries and Employee Benefits	3,294	3,067	6,599	6,098
Net Occupancy Expense	362	449	757	844
Depreciation	397	343	771	687
Data Processing Expense	196	177	361	393
Legal and Professional Fees	57	30	82	23
Stationery and Office Supplies	64	97	143	169
Amortization of Intangibles	21	15	42	37
Other Expenses	1,328	1,284	2,579	2,599
Total Other Expenses	5,719	5,462	11,334	10,850
Net Income Before Income Taxes	2,784	2,541	5,581	5,264
Income Taxes	763	896	1,593	1,643
Net Income	$ 2,021	$ 1,645	$ 3,988	$ 3,621
	=====	=====	=====	=====
Earnings per Share	$ 0.55	$ 0.45	$ 1.09	$ 0.99
Weighted Average Number of Shares Outstanding	3,652,790	3,658,345	3,653,193	3,659,091

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED, STATED IN THOUSANDS)

	2004	2003
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$ 5,771	$ 5,181

INVESTING ACTIVITIES
Proceeds of Maturities of Held to Maturity Securities	30	145
Purchase of Held to Maturity Investments	--	--
Proceeds from Maturities of Available for Sale Securities	17,630	33,403
Proceeds from Sales of Available for Sale Securities	10,040	1,477
Purchase of Available for Sale Securities	(28,745)	(33,468)
Increase in Loans - Net	(31,180)	(37,327)
Payment for Purchase of Munford Union Bank - Net of Cash Acquired	--	--
Purchase of Premises and Equipment	(1,070)	(2,186)
Net Cash Provided by Investing Activities	(33,295)	(37,956)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and Savings Accounts	(2,143)	18,061
Increase (Decrease) in Time Deposits	(10,547)	6,160
Increase (Decrease) in Long-Term Debt	(524)	701
Treasury Stock Purchases	(85)	(100)
Proceeds from Sale of Common Stock	--	--
Cash Dividends Paid	(2,046)	(1,975)
Net Increase (Decrease) in Short Term Borrowings	27,324	(1,503)
Net Cash provided (used) by Financing Activities	11,979	21,344

Increase (Decrease) in Cash and Cash Equivalents	(15,545)	(11,431)
Cash and Cash Equivalents at Beginning of Period	34,277	47,683
Cash and Cash Equivalents at End of Period	$ 18,732	$ 36,252
	=======	=======
Supplemental Cash Flow Disclosures:
	2004	2003
Interest Payments, Net	$ 6,782	$ 7,644
Income Taxes Paid, Net	$ 1,882	$ 2,957

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, STATED IN THOUSANDS)
JUNE 30, 2004

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2004, the consolidated statements of income for the three month and six month periods ended June 30, 2004, 2003 and 2002, and the consolidated statements of cash flows for the three months and six months periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

Loans are evaluated for impairment under the guidelines set forth in FASB 114 and 118.

The following data reflects impaired and probable loss loan totals:

Balance
Amount of recorded balance with a related allowance	$ 1,035
Amount of recorded balance with no related allowance	514
Impaired loan balance or recorded balance	$ 1,549
=======

Interest income recognized on impaired loans has been applied on a cash basis. Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations. Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

NOTE 5 - DERIVATIVES ORIGINATION DATE: 06/2000

FASB 133, 137 and 138 - FASB 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities.  It requires derivatives to be reported as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  FASB 137 and 138 amended FASB 133.  The Company used the derivative as a cash flow to hedge the "Benchmark Interest Rate."  The Company designated a Federal Home Loan Bank Variable Libor Borrowing to be hedged and effectively locked in a fixed cost on the liability.

The Company swapped a fixed investment cash flow for a variable cash flow that is tied to the 90 day Libor Rate.  The new variable investment cash flow is matched with a variable borrowing cash flow generating a positive spread of 250 basis points with no interest rate risk.  The transaction was implemented to increase earnings of First Citizens. Volume used in the transaction was $1.5 million. Volume and risk associated with the transaction is well within the Funds Management Policy of the bank.  Maturity of the hedge is 10 years.

The cash flow hedge has produced negative income because the Company swapped a fixed cash flow for a variable cash flow and rates later decreased.  Other Comprehensive Income, a component of total capital, includes a negative $247 thousand for the cash flow hedge as of the current quarter end.

NOTE 6 - FASB 142

This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17.  Goodwill is no longer amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently the Company has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, the Company ceased to amortize goodwill ($25 thousand per month).  Tests implemented first quarter 2003 and 2004 to establish a goodwill benchmark resulted in an impairment of zero. Total goodwill as of the reportable date is $12 million or 1.65% of total assets or 21.05% of total capital.

Amortization expense of the other identifiable intangibles for the first two quarters was $42 thousand for 2004 and $37 thousand for 2003.

NOTE 7 - LONG TERM OBLIGATIONS

In March 2002, the Company formed a wholly owned subsidiary First Citizens (TN) Statutory Trust II (Trust).  The Trust was created under the Business Act of Delaware for the sole purpose of issuing and selling preferred securities and using proceeds from the sale to acquire long term subordinated debentures issued by Bancshares.  The debentures are the sole assets of the Trust.  First Citizens Bancshares owns 100% of the common stock of the Trust.

On March 26, 2002 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust II, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 26, 2002 the rate per annum of 5.59%.  For each successive period beginning on (and including) June 26, 2002, and each succeeding interest payment date at a rate per annum is equal to the 3-month LIBOR plus 3.60%; provided however, that prior to March 26, 2007, this interest rate shall not exceed 11%.  Interest payment dates are: March 26, June 26, September 26, and December 26 during the 30-year term.

The Company's obligation under the debentures and related documents, constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Preferred Securities.  Although the debentures are treated as debt of the Company, they are treated as Tier I capital subject to a limitation that the securities included as Tier I capital not exceed 25% of the total Tier I capital.  The securities are callable by the Company after 5 years.  These funds are a partial source for the acquisition of Munford Union Bank, along with a line of credit and capital infusion from First Citizens National Bank.

The ability of the Company to service its long-term debt obligation is dependent upon the future profitability of its banking subsidiaries and their ability to pay dividends to the Company.

NOTE 8 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved two year renewable line of credit with First Tennessee Bank in the amount of $13 million. As of the reportable date, the drawn amount was $8.75 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "Company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("the Bank"), First Citizens Capital Assets and First Citizens (TN) Statutory Trust II.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: Financial Plus, Inc. and Nevada Investments II. The bank also owns 50% of White and Associates/First Citizens Insurance LLC which provides various insurance products to its customers and First Citizens/White and Associates Insurance Company, Inc., which is a provider of credit insurance. These subsidiary activities consist of: brokerage, investments, insurance related products and credit insurance.

BRANCH OPERATIONS

Land has been acquired in Oakland, Tennessee for the location of a new branch facility. A temporary banking facility opened June 7, 2004.  Construction of a permanent banking facility on this site will begin within three months.  Market data analysis for Fayette County reflects more than adequate market share growth available to support the Bank's long-term financial projections. Future population and household income growth within the area are projected to be positive.  The Company will continue to search for expansion opportunities that will result in a positive deployment of the Company's capital.

FORWARD-LOOKING STATEMENTS

Quarterly reports on Form 10-Q, including all documents incorporated by reference, may contain forward-looking statements.  Additional written or oral forward-looking statements may be made from time to time in other filings with the Securities Exchange Commission.  The discussion of changes in operations may contain words that indicate the company's future plans, goals, and estimates of assets, liabilities or income.  Forward- looking statements will express the company's position as of the date the statement is made.  These statements are primarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control.  When used in this discussion, the words, "anticipate," "project," "expect," believe," "should," "intend," "is likely," and other expressions are intended to identify forward-looking statements.  The statements are within the meaning and intent of section 27A of the Securities Exchange Act of 1934.  Such statements may include, but are not limited to, projections of income or loss, expenses, acquisitions, plans for the future, and others.

FINANCIAL SUMMARY

The accounting and reporting of the Company and its subsidiaries conform with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The Company's estimates are based on historical experience, information supplied from professionals, regulators, and others believed to be reasonable under the facts and circumstances. Actual results could differ from estimates. The Company considers its more critical accounting policies to consist of the allowance for loan losses and the estimation of fair market value.

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

Fair values for the Company's available for sale investments are based on quoted market prices supplied by a third party. In situations where quoted market prices are not available, fair values are based on quoted prices of similar instruments.

The Company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that would impair the goodwill amount. Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to the assets and liabilities. Management believes accounting estimates associated with determining fair value, as part of the goodwill test is a critical accounting estimate because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.

Management has discussed critical accounting policies with the Audit Committee, and the Audit Committee has reviewed the Company's disclosure relating to these policies in this Management's Discussion and Analysis.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus the interest cost to fund those assets. Net interest income increased $110 thousand or 1.72%, when comparing second quarter of 2004 to the second quarter 2003. Cost of total interest bearing liabilities decreased 45 basis points while yields on interest-earning assets decreased 44 basis points during the second quarter of 2004. Demands for re-financing, competition, and variable rate volumes drove loan yields downward 96 basis points when comparing 2004 to 2003. Cost of funds decreased at least 30 basis points across all categories with fed funds purchased and other borrowings with the most dramatic decrease of 61 basis points from the second quarter of 2004 to 2003.  Federal Home Loan Bank fixed rate borrowings of $62.5 million carries a yield of 5.17%, resulting in a quarterly dilution to net interest income of $483 thousand when compared to average cost of funds of 2.07%. Federal Home Loan Borrowings were used to fund balance sheet and reduce exposure to rising interest rates. As rates rise, these borrowings will be fixed, causing a reduction to interest rate risk. Net interest margins have been challenged over the past two years as the Federal Reserve lowered interest rates in an effort to stimulate the national economy. Low interest rates resulted in substantial prepayments, higher premium amortization, and in-house loan refinancing. Net yield on average earning assets for the second quarter of 2004, 2003, and 2002 are 4.05%, 4.17%, and 4.62%, respectively. The most positive side of the low interest rate environment is fee income received from secondary mortgage lending fees. A review of the last eight quarters starting with the most recent reflects the following: $278 thousand, $296 thousand, $506 thousand, $498 thousand, $422 thousand, $336 thousand, $239 thousand, and $169 thousand.  Mortgage fee income posted prior quarter is not anticipated to continue at these high levels.

The loan loss provision decreased $49 thousand or 16.4% in the current quarter as compared to the second quarter of 2003.  Net charge-offs for second quarter 2004 were $46 thousand compared to $125 thousand for the second quarter 2003.  A low level of net charge offs in 2004 and 2003 were the result of improved quality within the loan portfolio.  Reserve for losses on loans as a percent of total loans has remained flat the past four quarters at 1.24% to 1.26%.

Non-interest income represents fees and other income derived from sources other than interest-earning assets. Non-interest income increased $341 thousand, or 18% over the prior year's second quarter.  Increases in income from trust service fees (27% increase), brokerage fees (61% increase), and service charges on deposit accounts (19% increase) contributed to the positive 18% variance as compared to second quarter of 2003.  In second quarter of 2004, non-interest income contributed 18.79% to total revenue compared to 15.77% for the same quarter last year. The following table compares non-interest income for second quarter of 2004, 2003 and 2002:

QUARTER ENDING JUNE 30,
	2004	% of Change	2003	% of Change	2002
Income from Fiduciary Activities	$ 200	27.39%	$ 157	(4.85%)	$ 165
Service Charges on Deposit Accounts	1,406	18.75%	1,184	(6.99%)	1,273
Brokerage Fees	273	60.59%	170	31.78%	129
Other Income	356	(7.05%)	383	147.10%	155
TOTAL	$ 2,235	18.00%	$ 1,894	9.99%	$ 1,722

Non-interest expense represents the operating expenses of the Bank. Non-interest expense increased $257 thousand, or 4.7%, over the second quarter of 2003. The staffing of additional branch locations increased both salaries and benefits. Bancshares' growth strategies are impacting other sectors of the non-interest expense such as depreciation (15.74%). Tight budget controls and budget based incentives stabilized the growth of the controllable expenses as shown in the stationary and office expense decrease of (34.02%) and other expense increase held to only 1.79%. The efficiency ratios as of June 30, 2004 and 2003 were 64.05% and 64.19%.  Executive management is committed to continued improvement in the efficiency ratio to meet or exceed peer group ratios. Expenses related to other real estate totaled $29 thousand for first two quarters in 2004 compared to $69,000 thousand for first two quarters in 2003. Other real estate continues to decrease from $1.4 million as of June 2003 to $389 thousand as of June 2004.  Based on impairment testing in accordance with FASB 142, no impairment or expense of goodwill has been recorded in 2003 or 2004.  The core deposit intangible expense for the current reportable quarter is $22,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $149 thousand or 2.61% of total non-interest expense. All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for the second quarter of 2004, 2003, and 2002:

QUARTER ENDING JUNE 30,
	2004	% of Change	2003	% of Change	2002
Salaries and Employee Benefits	$ 3,294	7.40%	$ 3,067	17.28%	$ 2,615
Net Occupancy Expense	362	(19.38%)	449	52.72%	294
Depreciation	397	15.74%	343	1.18%	339
Data Processing Expense	196	10.73%	177	14.19%	155
Legal and Professional Fees	57	90.00%	30	(50.00%)	60
Stationary and Office Supplies	64	(34.02%)	97	53.97%	63
Amortization of Intangibles	21	40.00%	15	50.00%	10
Other Expenses	1,328	3.43%	1,284	6.91%	1,201
TOTAL NON-INTEREST EXPENSE	$ 5,719	4.71%	$ 5,462	15.31%	$ 4,737

Quarterly average balances, interest, and average rates are presented in the following table:

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARY
MONTHLY AVERAGE BALANCES AND INTERST RATES
(STATED IN THOUSANDS)
QUARTER ENDING MARCH 31

	2004 Average			2003 Average			2002 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 510,973	$ 8,232	6.44%	$ 473,427	$ 8,761	7.40%	$ 390,894	$ 7,751	7.93%
Investment Securities:
Taxable	114,254	1,084	3.80%	111,965	925	3.30%	98,624	1,211	4.91%
Tax Exempt (4)	37,443	564	6.03%	35,807	607	6.78%	25,700	420	6.53%
Interest Earning Deposits	658	0	0.00%	592	2	1.35%	3,743	15	1.60%
Federal Funds Sold	2,274	5	0.88%	11,613	26	0.89%	8,929	53	2.37%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 665,602	$ 9,885	5.94%	$ 633,404	$10,321	6.38%	$ 527,890	$ 9,450	7.16%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	15,774	0	0.00%	17,692	0	0.00%	14,486	0	0.00%
Bank Premises and Equipment	22,081	0	0.00%	18,706	0	0.00%	15,819	0	0.00%
Other Assets	38,753	0	0.00%	39,157	0	0.00%	18,344	0	0.00%
TOTAL ASSETS	$ 742,210	$ 9,885	0.00%	$ 708,959	$10,321	0.00%	$ 576,539	$ 9,450	0.00%
	======	=====	=====	======	=====	=====	======	=====	=====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	178,947	295	0.66%	165,337	415	1.00%	143,999	511	1.41%
Time Deposits	306,633	1,713	2.23%	311,183	2,097	2.69%	244,803	1,913	3.12%
Federal Funds Purchased and Other Interest Bearing Liabilities	121,960	1,135	3.72%	110,179	1,195	4.33%	89,492	927	4.14%
TOTAL INTEREST BEARING LIABILTIES	607,540	3,143	2.07%	586,699	3,707	2.52%	478,294	3,351	2.80%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	69,658	0	0.00%	61,228	0	0.00%	47,032	0	0.00%
Other Liabilities	5,297	0	0.00%	5,315	0	0.00%	732	0	0.00%
TOTAL LIABILITIES	682,495	3,143	0.00%	653,242	3,707	0.00%	526,058	3,351	0.00%

SHAREHOLDERS' EQUITY	59,715	0	0.00%	55,717	0	0.00%	50,481	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 742,210	$ 3,143	0.00%	$ 708,959	$ 3,707	0.00%	$ 576,539	$ 3,351	0.00%
	======	=====	=====	======	=====	=====	======	=====	=====
NET INTEREST INCOME	--	6,742	--	--	6,614	--	--	6,099	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	4.05%	--	--	4.17%	--	--	4.62%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

AS OF JUNE 30,
	2004	2003	2002	2001	2000
Real Estate:
Construction	$ 87,155	$ 67,398	$ 52,363	$ 34,018	$ 34,501
Mortgage	314,198	300,383	278,222	220,007	199,651
Commercial, Financial and Agricultural	73,014	80,202	68,318	69,646	62,776
Consumer Installment	38,224	38,598	42,455	43,689	37,758
Other	6,573	4,080	4,326	3,216	2,879
TOTAL LOANS	$ 519,164	$ 490,661	$ 445,684	$ 370,576	$ 337,565

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

AS OF JUNE 30,
	2004	2003	2002	2001	2000
Non-Performing Loans:
Non-accrual	$ 1,017	$ 1,470	$ 1,497	$ 2,203	$ 985
90 Days Past Due Accruing Interest	313	1,438	521	498	2,015
TOTAL LOANS	$ 1,330	$ 2,908	$ 2,018	$ 2,701	$ 3,000

The following table illustrates the activity in the reserve for loan losses during the quarter ended June 30 for the last five years and compares the average net loans outstanding to the net charge-offs for each period presented:

QUARTER ENDED JUNE 30,
	2004	2003	2002	2001	2000
Average Net Loans Outstanding	$ 510,973	$ 473,427	$ 390,894	$ 361,723	$ 328,974
Balance of Reserve for Loan Losses at
Beginning of Period	$ 6,347	$ 5,912	$ 4,144	$ 3,919	$ 3,762
Loan Charge-Offs	(86)	(199)	(448)	(474)	(141)
Recovery of Loans Previously Charged Off	40	74	107	209	83
Net Loans Charged Off	(46)	(125)	(341)	(265)	(58)
Additions to Reserve Charged to Operating Expense	250	299	393	232	194
Changes incident to Mergers	0	0	983	0	0
Balance at End of Period	$ 6,551	$ 6,086	$ 5,179	$ 3,886	$ 3,898

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	(.01%)	(.02%)	(.08%)	(.07%)	(.02%)

The following table identifies charge-offs by category for the quarter ending June 30, 2004, 2003, and 2002.

CHARGE-OFFS:	2004	2003	2002
Domestic:
Commercial, Financial and Agricultural	$ (34)	$ 0	$ (11)
Real Estate - Construction	0	0	0
Real Estate - Mortgage	0	(54)	(208)
Consumer Loans	(52)	(145)	(195)
Lease financing	0	0	0
Credit Cards	0	0	(34)
Foreign	N/A	N/A	N/A
Total	$ (86)	$ (199)	$ (448)
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 37	$ 8	$ 30
Real Estate - Construction	0	0	0
Real Estate - Mortgage	3	8	4
Consumer Loans	0	58	67
Lease financing	0	0	0
Credit Cards	0	0	6
Foreign	N/A	N/A	N/A
Total	$ 40	$ 74	$ 107
Net Charge-offs	$ (46)	$ (125)	$ (341)

LOANS:

One of the Company's primary objectives is to seek quality-lending opportunities in West Tennessee. The majority of the Bank's borrowers live and conduct business in West Tennessee. Total loans increased  $12 million or 2.38% during the second quarter of 2004.  The volume increase is attributable to a growing economy and especially the real estate sector as well as seasonal fluctuations from draws on agricultural lines.  Real estate loans grew $33 million or 9.13% when comparing 2004 to 2003.  The majority of this growth occurred in Southwest Tennessee markets.  The unemployment rate for Tennessee is reported at 4.8% as of the current quarter end according to the Tennessee Department of Labor and Workforce Development down from 5.00% at March 31, 2004.  Cash flows reflect net loan growth at $31 million versus $37 million and $6 million for the six months ended June 30, 2004, 2003, and 2002, respectively.  The aggregate amount of loans the company is permitted to make under applicable regulations to any one borrower is 15% of unimpaired capital. First Citizens' legal lending limit at June 30, 2004 was $9.68 million.  Loan demand is projected to continue at above average levels during third quarter 2004 primarily based on expectations of the growing markets of Shelby, Tipton and Fayette Counties in Southwest Tennessee.  Non-performing loans continue to decrease as a percentage of total loans, which is a result of continued improvement in quality of the loan portfolio.  Non-performing loans to total loans is 0.26% and 0.59% as of June 30, 2004 and 2003, respectively.   Weighted average loan yields declined from 7.93% in 2002 to 7.40% in 2003 and currently 6.44%. This decline in loan yields has been driven by the economy and competition.

AGRICULTURAL LOANS:

The Bank is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $79 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise more than $51 million of total loans.  Approximately $17 million of the agricultural loans consist of crop production lines of credit.  The seasonality of these production loans impacts the bank's liquidity position as lines are drawn primarily during the first two quarters of the year and repaid primarily in the fourth quarter of the year.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES:

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, has been steady at 1.24% to 1.26% of total loans the past four quarters. A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($86,000) (2) recovery of loans previously charged off $40,000 and (3) additions to reserve $250,000.  The provision for loan losses decreased $49,000 when compared to the same time period in 2003 as a result of continued improvement in portfolio quality and economies of markets served.

The ratio of net charged off loans during the quarter to average net loans outstanding was .01% compared to .02% for the same quarter of 2003.  A review of non-performing loans indicates a decrease of total non-performing loans from $2.91 million in 2003 (.59% of total loans) to $1.33 million in 2004 (.26% of total loans).  The decrease is mainly attributable to improvements noted in asset quality and current economic conditions. First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

LIQUIDITY:

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 80.35% of the funding as of second quarter 2004 versus 83.86% for second quarter 2003. Borrowed funds from the FHLB amounted to 10.91% of total funding as of June 30, 2004 compared to 9.65% June 30, 2003. The FHLB line of credit was $107 million with $12.9 million available at quarter end.  The Company has $20 million in deposit funds from the State of Tennessee. First Citizens National Bank has $21.8 million of brokered certificates of deposit comprising 3.97% of total deposits.

Total deposits decreased 2.82% during second quarter of 2004.  This decline is primarily due to the loss of municipal deposits in two markets totaling in excess of $14 million.  Competition for volatile non-core deposits has strengthened as a result of banks becoming more aggressive in the bidding process.  Such aggressiveness is in response to implied interest rate increases expected in the immediate future.  Introduction of new interest bearing deposit products, procedures that manage the bidding process within various markets and a thorough consideration of alternative funding sources are some of the action plans being implemented to grow and retain deposits.

Loan growth of 6.36% or annualized at 12.72% since year-end negatively impacted the liquidity position.  This growth was funded primarily through short-term borrowings with correspondents during second quarter of 2004.   The cash flow statement reflects the largest outflow for loans in 2004 versus the previous two years. Seasonal cash inflows from maturities of $17 million in agricultural operating lines of credit are expected to improve liquidity in fourth quarter of 2004.  We anticipate that economic growth will continue to accelerate in 2004, creating an overall favorable environment for banking, placing further stress on the bank's liquidity position. Ample liquidity is available to absorb the demands placed on cash flows.

The bank's liquidity position has been strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others. First Citizens Bank has lines of credit with the FHLB and correspondent banks totaling $151.5 million. The Company has a ($13 million) line of credit established for acquisitions and other holding company needs (see footnote).  Despite the recent increase in mergers, we are focusing on internally generated through the addition of new branches in growing markets. As a result of this strategy, premises and equipment has increased 13.8% since June 30, 2003 and is 2.97% of total assets.  The Company has developed a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

INVESTMENT SECURITIES:

Nevada Investments I and II were incorporated in the year 2000 as subsidiaries for First Citizens National Bank. The core objective for these corporations was to house the investment portfolio for First Citizens National Bank. Savings from these strategic moves exceeding $300,000 on an annual basis were terminated second quarter 2003.  As a result of a change in interpretation of Tennessee tax law,  peer data indicates our portfolio yields are less than the average peer bank due to portfolio changes (called bonds, and pay-downs) in years 2003, 2002 and 2001.  The quarterly average report reflects improvements in investment yields of 20 basis points compared to June 2003.  First Citizens National Bank holds in excess of $85 million in mortgage related investments. The decrease in rates caused a material decrease to margins, spreads, and net income over the past two years.  The reinvestment of such called bonds and pay-downs has resulted in a positive turn for investment yield variances as average investment yields for the second quarter of 2004 are up 20 basis points from the second quarter of 2003.  Bancshares' goal is to steadily improve the investment portfolio without taking on material risk.

Approximately 70 percent of the investment portfolio consists of U. S Treasury and government agency securities including mortgage-backed securities.  The current market value of these securities is sensitive to fluctuations in the 10-year Treasury rate.  Near the end of second quarter 2004, the 10-year Treasury rate rapidly increased to the upper 4% level and as a result, the market value of the portfolio and other comprehensive income decreased by $3.96 million gross and $2.38 million net of tax.  This negative market move is not temporary.

The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio. The pledged investments amount to $113 million as of the current reportable period.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	AS OF JUNE 30,
	2004	2003	2002	2001	2000
U.S. Treasury & Government Agencies	$ 104,638	$ 95,940	$ 93,479	$ 74,665	$ 82,103
State & Political Subdivisions	36,219	36,705	37,858	13,770	14,402
All Others	6,609	8,962	11,388	7,568	3,788
TOTALS	$ 147,466	$ 141,607	$ 142,725	$ 96,003	$ 100,293
	=======	=======	======	======	=======

First Citizens National Bank does not engage in derivative activities as defined by paragraph 5 thru 7 of FASB 119 (reference footnote 7).

The amortized cost and fair market values of held-to-maturity securities and available-for-sale securities as of June 30, 2004 are as follows:

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 543	$ 539
U.S. Government agency and corporation obligations	0	0	105,672	104,099

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	795	821	34,466	35,424
U.S. Securities:
Debt Securities	0	0	6,363	6,609
Equity Securities (including Federal Reserve stock)	0	0	0	0
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 795	$ 821	$ 147,044	$ 146,671

CAPITAL RESOURCES

The management of the equity section in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on June 30, 2004 is $58 million down 2.19% from $59.3 million at the end of the first quarter of 2004.  The decrease in total capital is a result of significant negative fluctuation in other comprehensive income partially diluted by undistributed net income (see also investment note).  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk based capital ratio reflects continuous improvement when reviewing prior years. The risk based capital ratio as of June 30, 2004 is 10.78%, significantly in excess of the 8% mandated by Regulatory Authorities. Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding loan loss reserves):

2004	2003	2002	2001	2000
7.84%	7.82%	7.99%	9.25%	9.33%

The dividend payout ratio was 51.3% for the current period versus 60.1% for the prior year. We anticipate the dividend payout ratio to end the year in the range of 51-53%. The dividend per share was $0.56 for the six months ended June 30, 2004 versus $0.54 for the six months ended June 30, 2003. The dividend yield is 4.07% as of June 30, 2004 compared to 3.93% as of June 30, 2003.  Bancshares has re-purchased 3,011 shares of its own stock in the open market since December 31, 2003. Stock repurchase average price for the first two quarters of 2004 was $28.19.

	2004	2003	2002	2001	2000
Percentage of Net Income to:
Average Total Assets	1.09%	0.92%	1.20%	1.17%	1.14%
Average Shareholders' Equity	13.54%	11.80%	13.81%	12.79%	12.10%
Percentage of Dividends Declared Per
Common Share to Net Income	51.38%	60.06%	54.73%	60.01%	61.98%
* Percentage of Average Shareholders'
Equity to Average Total Assets	8.93%	8.70%	9.53%	9.90%	10.24%

* Represents primary capital - including reserve for loan losses account

RECENTLY ISSUED ACCOUNTING STANDARDS

No new Financial Accounting Standards Board statements or other significant accounting pronouncements issued during the second quarter 2004.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8K

Exhibits 31(a) and 31(b) - Certification Pursuant to 18 U.S.C. 1350, Section 302

Exhibits 32(a) and 32(b) - Certification Pursuant to 18 U.S.C. 1350, Section 906

Reports on Form 8K - Change in CFO position dated and filed June 2004

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: August 14, 2004                                        /s/  KATIE WINCHESTER
                                                                        PRESIDENT,  CEO, Vice-Chairman
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)

Date: August 14, 2004                                   /s/    LAURA BETH BUTLER
                                                                              SENIOR VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)