Form 10-Q
period 2004-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2004-11-12
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED SEPTEMBER 30, 2004

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

________________________

Of the registrant's only class of common stock (no par value) there were 3,651,681 shares outstanding as of September 30, 2004 (Net of Treasury).

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(UNAUDITED)
(Stated in thousands)

	AS OF September 30 2004	AS OF December 31 2003
ASSETS
Cash and Due From Banks	$ 16,672	$ 17,500
Federal Funds Sold	1,450	16,777
Investment Securities
Trading Investments - Stated at Market	--	--
Held-to-Maturity - amortized cost - Fair Value of $820 at September 30, 2004 and $861 at December 31, 2003.	795	825
Available-for-Sale, Stated at Market	148,907	148,855
Loans (Including Unearned Income of $266 at September 30, 2004 and $120 at December 31, 2003)	530,588	488,107
Less: Allowance for Loan Losses	6,358	6,124
Net Loans	524,230	481,983
Premises and Equipment	22,384	21,738
Goodwill	11,825	12,218
Other Intangible Assets	648	711
Other Real Estate	257	535
Other Assets	26,567	24,962

TOTAL ASSETS	$ 753,735	$ 726,104
	========	========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Demand	$ 73,557	$ 68,031
Time	312,259	313,531
Savings	176,762	179,048
Total Deposits	562,578	560,610
Securities Sold Under Agreements to Repurchase	26,197	19,681
Federal Funds Purchased and Other Short-Term Borrowings	14,850	--
Long Term Debt	84,628	83,314
Notes Payable of Employee Stock Ownership Plan	--	--
Other Liabilities	4,749	4,553

TOTAL LIABILITIES	$ 693,002	$ 668,158

Shareholders' Equity:
Common Stock, No Par Value - 10,000,000 Authorized; 3,717,593 Issued and Outstanding at September 30, 2004 and 3,717,593 Issued and Outstanding at December 31, 2003.	3,718	3,718
Surplus	15,332	15,331
Retained Earnings	41,927	39,043
Obligation of Employee Stock Ownership Plan	--	--
Accumulated Other Comprehensive Income	1,326	1,308
Total Common Stock and Retained Earnings	62,303	59,400
Less: 65,912 Treasury Shares, at Cost at September 30, 2004 and 61,825 Shares at Cost at December 31, 2003.	1,570	1,454
TOTAL SHAREHOLDERS' EQUITY	$ 60,733	$ 57,946
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 753,735	$ 726,104
	==========	==========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  CHANGES IN SHAREHOLDERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(Stated in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance Beginning of Period	$ 58,033	$ 56,326	$ 57,946	$ 54,601
Net Income	1,966	2,047	5,954	5,668
Other Comprehensive Income:
Changes in Available-for-Sale Investments	1,691	(881)	(141)	(636)
Changes in Derivatives	96	92	158	23
Comprehensive Income	3,753	1,258	5,971	5,055

Cash Dividend Declared	(1,022)	(988)	(3,068)	(2,962)
Common Stock Issued	--	--	--	--
Common Stock Repurchased	(31)	(52)	(116)	(150)
Employee Stock Obligation	--	--	--	--

Balance End of Period	$ 60,733	$ 56,544	$ 60,733	$ 56,544
	=====	=====	=====	=====

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Stated in thousands)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Interest Income:
Interest and Fees on Loans	$ 8,379	$ 8,606	$ 24,674	$ 25,885
Interest and Dividends on Investment Securities:
Taxable	967	672	2,909	2,508
Tax-Exempt	345	409	1,010	1,218
Dividends	76	68	220	205
Other Interest Income :
Federal Funds Sold	10	21	42	109
Checking	2	1	2	5
Lease Financing Income	--	--	--	--
Total Interest Income	9,779	9,777	28,857	29,930

Interest Expense:
Interest on Deposits	2,126	2,301	6,203	7,423
Other Interest Expense	1,202	1,111	3,420	3,430
Total Interest Expense	3,328	3,412	9,623	10,853
Net Interest Income	6,451	6,365	19,234	19,077
Provision for Loan Losses	285	280	835	859
Net Interest Income after Provision	6,166	6,085	18,399	18,218

Other Income:
Income from Fiduciary Activities	180	201	569	510
Service Charges on Deposit Accounts	1,479	1,298	4,107	3,601
Brokerage Fees	258	281	839	619
Gain (loss) on Sale of Securities	4	--	210	20
Other Income	366	668	1,244	1,679
Total Other Income	2,287	2,448	6,969	6,429

Other Expenses:
Salaries and Employee Benefits	3,320	3,119	9,919	9,217
Net Occupancy Expense	397	350	1,154	1,194
Depreciation	421	345	1,192	1,032
Data Processing Expense	170	237	531	630
Legal and Professional Fees	89	19	171	42
Stationary and Office Supplies	69	84	212	253
Amortization of Intangibles	21	29	63	66
Other Expenses	1,219	1,467	3,798	4,066
Total Other Expenses	5,706	5,650	17,040	16,500
Net Income Before Income Taxes	2,747	2,883	8,328	8,147
Income Taxes	781	836	2,374	2,479
Net Income	$ 1,966	$ 2,047	$ 5,954	$ 5,668
	=====	=====	=====	=====
Earnings per Share	$ 0.54	$ 0.56	$ 1.63	$ 1.55
Weighted Average Number of Shares Outstanding	3,651,859	3,657,608	3,652,869	3,659,727

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(stated in thousands)

	Nine Months Ended Sept. 30,
	2004	2003
Net Cash Provided by Operating Activities	$ 7,627	$ 6,328

Investing Activities:
Proceeds of Maturities of Held-to-Maturity Securities	30	145
Purchase of Held-to-Maturity Investments	--	--
Proceeds of Maturities of Available-for-Sale Securities	25,773	60,923
Proceeds of Sales of Available-for-Sale Securities	14,190	1,477
Purchase of Available-for-Sale Securities	(40,319)	(66,323)
Increase in Loans - Net	(43,082)	(38,329)
Purchases of Premises and Equipment	(1,838)	(3,959)
Net Cash Provided by Investing Activities	(45,246)	(46,066)

Financing Activities:
Net Increase in Demand and Savings Accounts	3,240	18,858
Increase (Decrease) in Time Deposits	(1,272)	3,211
Increase (Decrease) in Long-Term Debt	1,314	(226)
Treasury Stock Purchases	(116)	(151)
Proceeds from Sale of Common Stock	--	--
Cash Dividends Paid	(3,068)	(2,962)
Net Increase in Short Term Borrowings	21,366	109
Net Cash provided by Financing Activities	21,464	18,839

Increase (Decrease) in Cash and Cash Equivalents	(16,155)	(20,899)
Cash and Cash Equivalents at Beginning of Period	34,277	47,683
Cash and Cash Equivalents at End of Period	$ 18,122	$ 26,784
	=======	=======
Supplemental Cash Flow Disclosures:
	2004	2003
Interest Payments, Net	$ 10,025	$ 11,634
Income Taxes Paid, Net	$ 2,142	$ 3,748

FIRST CITIZENS BANCSHARES, INC.,
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
( IN THOUSANDS)
September 30, 2004

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2004, the consolidated statements of income for the three month and nine month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - ORGANIZATION

First Citizens Bancshares, Inc., (the "Company") is a bank holding company chartered on December 14, 1982, under the laws of the state of Tennessee, on September 23, 1983 all of the outstanding shares of common stock of First Citizens National Bank (the "Bank) were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3 - CONTINGENT LIABILITIES

There is no material pending litigation as of the current reportable date that would result in a liability.

NOTE 4 - RESERVE FOR LOAN LOSSES

Loans are evaluated for impairment under the guidelines set forth in FASB 114 and 118.

The following data reflects impaired and probable loss loan totals:

AS OF SEPT. 30
Amount of recorded balance with a related allowance	$ 1,569
Amount of recorded balance with no related allowance	776
Impaired loan balance or recorded balance	$ 2,345
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

The Company swapped a fixed investment cash flow for a variable cash flow that is tied to the 90 day Libor Rate.  The new variable investment cash flow is matched with a variable borrowing cash flow generating a positive spread of 250 basis points with no interest rate risk.  The transaction was implemented to increase earnings of First Citizens. Volume used in the transaction was $1.5 million. Volume and risk associated with the transaction is well within the Funds Management Policy of the bank.  Maturity of the hedge is September 15, 2010.

The cash flow hedge has produced negative income because the Company swapped a fixed cash flow for a variable cash flow and rates later decreased.  Accumulated Other Comprehensive Income, a component of total capital, includes a negative $151 thousand for the cash flow hedge as of the current quarter end.

NOTE 6 - FASB 142

This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17.  Goodwill is no longer amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently the Company has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, the Company ceased to amortize goodwill ($25 thousand per month).  Tests implemented first quarter 2003 and 2004 to establish a goodwill benchmark resulted in an impairment of zero.  During the third quarter 2004, goodwill totaling $392,000 was reclassified as a deferred tax asset to correct an error made on the accounting for the Munford Union Bank acquisition in 2002.  The acquisition accounting did not include an amount for deferred taxes related to Munford Union Bank being an S Corporation prior to acquisition.  As this entry was a reclassification on the balance sheet, there was no impact on total assets, equity or net income for the periods presented.    Total goodwill as of the reportable date is $11.8 million or 1.57% of total assets or 19.47% of total capital.

Amortization expense of the other identifiable intangibles for the first three quarters was $63 thousand for 2004 and $66 thousand for 2003.

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

On March 26, 2002 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust II, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 26, 2002 the rate per annum is 5.59%.  For each successive period beginning on (and including) June 26, 2002, and each succeeding interest payment date at a rate per annum is equal to the 3-month LIBOR plus 3.60%; provided however, that prior to March 26, 2007, this interest rate shall not exceed 11%.  Interest payment dates are: March 26, June 26, September 26, and December 26 during the 30-year term.

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

The ability of the Company to service its long-term debt obligation is dependent upon the future profitability of its banking subsidiary d its ability to pay dividends to the Company.

NOTE 8 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved two-year renewable line of credit with First Tennessee Bank in the amount of $13 million.  As of the reportable date, the drawn amount was $8.705 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "Company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("the Bank"), First Citizens Capital Assets and First Citizens (TN) Statutory Trust II.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: Financial Plus, Inc. and Nevada Investments II, Inc. Through a corporate charter amendment, Nevada Investments II, Inc. changed its name to First Citizens Investments, Inc. as of September 21, 2004.  First Citizens Investments, Inc. formed a wholly owned subsidiary, First Citizens Holdings, Inc. as of September 17, 2004.   First Citizens Properties, Inc. is a wholly owned subsidiary of First Citizens Holdings, Inc., which was also formed September 17, 2004.  The formation of these entities had no material impact on the consolidated financial statements of First Citizens Bancshares, Inc.  The bank also owns 50% of White and Associates/First Citizens Insurance LLC which provides various insurance products to its customers and First Citizens/White and Associates Insurance Company, Inc., which is a provider of credit insurance. The activities of the Bank's subsidiaries consist of: brokerage, investments, insurance related products, credit insurance and real estate participation interests.

BRANCH OPERATIONS

Land has been acquired in Oakland, Tennessee for the location of a new branch facility. A temporary banking facility opened June 7, 2004.  Construction of a permanent banking facility on this site is in process and is expected to be completed by March 2005.  Market data analysis for Fayette County reflects more than adequate market share growth available to support the Bank's long-term financial projections.   Future population and household income growth within the area are projected to be positive.  The Company will continue to search for expansion opportunities that will result in a positive deployment of the Company's capital.

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

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus the interest cost to fund those assets. Net interest income has increased 2.63% when comparing third quarter of 2004 to the third quarter 2003, but the net yield on average earning assets is flat. Quarterly average cost of total interest bearing liabilities decreased 14 basis points while yields on interest-earning assets decreased 17 basis points from third quarter 2003 to third quarter 2004. Demands for re-financing, competition, and current market rate continued to drive loan yields downward 68 basis points when comparing third quarters 2004 and 2003.  Federal Home Loan Bank fixed rate borrowings of $64.5 million carries a yield of 5.11%, resulting in a quarterly dilution to net interest income of $477 thousand when compared to average cost of funds of 2.11%. Federal Home Loan Borrowings were used to fund balance sheet and reduce exposure to rising interest rates. As rates rise, these borrowings will be fixed, causing a reduction to interest rate risk. Net interest margins have been challenged over the past two years as the Federal Reserve lowered interest rates in an effort to stimulate the national economy. Low interest rates resulted in substantial prepayments, higher premium amortization, and in-house loan refinancing. In the third quarter 2004, the Federal Reserve began raising interest rates to return to a neutral level of interest rates.  The impact of raising the fed fund rate from 1.00% to 1.75% over the third quarter of 2004 has resulted in incremental increases in yields of variable rate loans and the cost of interest-bearing deposits and variable rate borrowings.  The overall cost of interest bearing liabilities has increased 10 basis points from the end of second quarter to the end of third quarter 2004.  Although rates have begun to rise during the third quarter 2004, a large volume of fixed rates loans have re-priced below rates in effect at the time of origination.  As the volume of fixed rate loans is greater than the daily variable rate loans, the yield on total interest bearing assets dropped six basis points from the end of June to the end of September 2004.  Net yield on average earning assets for the third quarter of 2004, 2003, and 2002 are 3.92%, 3.92%, and 4.59%, respectively. Mortgage fee income has begun to drop after two years of strong fee income as a result of low interest rate environment in the market up until the most recent quarter.  A review of mortgage fee income from the last eight quarters starting with the most recent reflects the following: $227 thousand, $278 thousand, $296 thousand, $506 thousand, $498 thousand, $422 thousand, $336 thousand, and $239 thousand.  Mortgage fee income posted in prior quarters is not anticipated to continue at these high levels and is evidenced by the decrease of approximately $50 in the third quarter 2004 compared to second quarter 2004.

The year-to-date and quarterly loan loss provisions are fairly flat from 2003 to 2004.   Net charge-offs are $601 thousand for the first three quarters 2004 compared to $311 thousand, $713 thousand, and $826 thousand for the same three quarters of 2003, 2002, and 2001, respectively.  The Bank continues to outperform peer in credit quality as evidenced by net charge-offs to total loans, non-performing loans to total loans, and earning coverage for net losses on loans as noted in the June 30, 2004 Uniform Bank Performance Report.  Reserve for losses on loans as a percent of total loans has remained flat the past four quarters at 1.24% to 1.26%.  Credit quality remains strong, as our provision for loan losses was $835,000 compared to net charge-offs of $601,000 for the first three quarters of 2004.   Due to low net charge-offs through September 30, 2004, fourth quarter earnings will be enhanced as the allocation for loan losses is discontinued for the last quarter of 2004.

Non-interest income represents fees and other income derived from sources other than interest-earning assets. Non-interest income decreased $161 thousand, or 6.58% below the prior year's third quarter.  In third quarter of 2004, non-interest income contributed 18.95% to total revenue compared to 20.02% for the same quarter last year. The decrease in third quarter non-interest income from prior year is primarily due to a one-time gain of $141,000 on a bank owned life insurance policy recognized in the third quarter 2003.  On the positive side, service charges on deposit accounts have increased as a strategic result of implementing a new overdraft privilege product in new markets.   Brokerage fees are down 8.19% when comparing third quarter of 2004 to 2003 but are up 35.5% overall for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The year-to-date increase is a result of implementing brokerage services in our new markets.  The following table compares non-interest income for third quarter of 2004, 2003 and 2002:

QUARTER ENDING SEPTEMBER 30,
	2004	% of Change	2003	% of Change	2002
Income from Fiduciary Activities	$ 180	-10.45%	$ 201	16.86%	$ 172
Service Charges on Deposit Accounts	1,479	13.94%	1,298	29.67%	1,001
Brokerage Fees	258	-8.19%	281	29.49%	217
Other income	370	-44.61%	668	45.85%	458
Total non-interest income	$ 2,287	-6.58%	$ 2,448	32.47%	$ 1,848

Non-interest expense represents the operating expenses of the Bank. Non-interest expense increased $56 thousand, or 0.99%, over the third quarter of 2004.  Increases in non-interest expense in the areas of salaries and benefits, occupancy costs and depreciation are reflective of those normally attributed to growth.  As we continue to seek out and branch into new markets, First Citizens will experience earnings pressures associated with start up costs, increased staffing, marketing and other costs.  Once the branch is established and a revenue stream developed, a return on investment will be realized. The year-to-date average for full time equivalent (FTE) employees has increased from 224.64 to 258.27 or 14.97% from September 2003 to 2004 while the total salaries and employee benefits year-to-date have increased $702 thousand or 7.62% year-to-date.  Year-to-date average FTE per average total assets is $2.87 million assets per FTE as of September 30, 2004 compared to $3.15 million per FTE as of September 30, 2003.  Tight budget controls and budget-based incentives stabilize the growth of the controllable expenses as shown in the stationary and office expense decrease of (17.86%) and other expense decrease of (16.91%).  The efficiency ratios as of September 30, 2004 and 2003 were 64.00% and 62.61%.  Executive management is committed to continued improvement in the efficiency ratio to meet or exceed peer group ratios. Expenses related to other real estate totaled $51 thousand for first three quarters in 2004 compared to $146 thousand for first three quarters in 2003. Other real estate continues to decrease from $1.1 million as of September 2003 to $257 thousand as of September 2004.  Based on impairment testing in accordance with FASB 142, no impairment or expense of goodwill has been recorded in 2003 or 2004.  The core deposit intangible expense for the current reportable quarter is $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $129 thousand or 2.26% of total non-interest expense. All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for the third quarter of 2004, 2003, and 2002:

QUARTER ENDING SEPTEMBER 30,
	2004	% of Change	2003	% of Change	2002
Salaries and Employee Benefits	$ 3,320	6.44%	$ 3,119	9.67%	$ 2,844
Net Occupancy Expense	397	13.43%	350	18.64%	295
Depreciation	421	22.03%	345	1.77%	339
Data Processing Expense	170	-28.27%	237	48.13%	160
Legal and Professional Fees	89	368.42%	19	-52.50%	40
Stationary and Office Supplies	69	-17.86%	84	27.27%	66
Amortization of Intangibles	21	-27.59%	29	190.00%	10
Other Expenses	1,219	-16.91%	1,467	30.40%	1,125
Total Non-Interest Expense	$ 5,706	0.99%	$ 5,650	15.80%	$ 4,879

The quarterly average balances, interest, and average rates are presented in the following table:

QUARTER ENDING SEPTEMBER 30,
	2004			2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 525,396	$ 8,379	6.38%	$ 487,869	$ 8,606	7.06%	$ 444,724	$ 8,757	7.87%
Investment Securities:
Taxable	114,052	1,043	3.66%	106,704	672	2.52%	97,121	1,281	5.27%
Tax Exempt (4)	37,829	570	6.03%	38,623	409	4.24%	29,415	663	9.01%
Interest Earning Deposits	881	2	0.91%	425	1	0.94%	467	4	3.42%
Federal Funds Sold	1,949	10	2.05%	8,131	21	1.03%	10,299	49	1.90%
Lease Financing	-	-	-%	-	-	-%	-	-	-%
Total Interest Earning Assets	$ 680,107	$ 10,004	5.88%	$ 641,752	$ 9,709	6.05%	$ 582,026	$ 10,754	7.39%
NON-INTEREST EARNING ASSETS:
Cash and due from Banks	14,964	0	0.00%	16,067	0	0.00%	14,904	0	0.00%
Bank Premises and Equipment	22,204	0	0.00%	20,208	0	0.00%	17,810	0	0.00%
Other Assets	33,329	0	0.00%	38,471	0	0.00%	50,471	0	0.00%
Total Assets	$ 750,604	$ 10,004	0.00%	$ 716,498	$ 9,709	0.00%	$ 665,211	$ 10,754	0.00%
	======	=====	=====	======	=====	=====	======	=====	=====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Interest bearing deposits	482,827	2,126	1.76%	487,559	2,301	1.89%	447,746	2,791	2.49%
Federal Funds Purchased and Other Interest Bearing Liabilities	131,223	1,202	3.66%	102,580	1,111	4.33%	106,663	1,279	4.79%
TOTAL INTEREST BEARING LIABILTIES	614,050	3,328	2.17%	590,139	3,412	2.31%	554,409	4,070	2.93%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	73,665	0	0.00%	63,401	0	0.00%	52,454	0	0.00%
Other Liabilities	4,856	0	0.00%	5,800	0	0.00%	5,955	0	0.00%
TOTAL LIABILITIES	692,571	3,328	0.00%	659,340	3,412	0.00%	612,818	4,070	0.00%

SHAREHOLDERS' EQUITY	58,033	0	0.00%	57,158	0	0.00%	52,393	0	0.00%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 750,604	$ 3,328	0.00%	$ 716,498	$ 3,412	0.00%	$ 665,211	$ 4,070	0.00%
	======	=====	=====	======	=====	=====	======	=====	=====
NET INTEREST INCOME	--	6,676	--	--	6,297	--	--	6,684	--
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	3.93%	--	--	3.92%	--	--	4.59%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

AS OF SEPTEMBER 30,
	2004	2003	2002	2001	2000
Real Estate:
Construction	$ 91,621	$ 66,987	$ 54,547	$ 33,216	$ 33,938
Mortgage	319,249	301,585	282,927	225,919	201,856
Commercial, Financial and Agricultural	73,159	80,487	71,598	65,961	64,404
Consumer Installment	39,101	37,917	39,980	45,412	38,009
Other	7,458	4,428	4,376	2,039	3,201
TOTAL LOANS	$ 530,588	$ 491,404	$ 453,428	$ 372,547	$ 341,408
	=======	=======	=======	=======	=======

The following table sets forth the balance of non-performing loans as of September 30, for the years indicated:

AS OF SEPTEMBER 30,
	2004	2003	2002	2001	2000
Non-Performing Loans:
Non-accrual	$ 1,129	$ 931	$ 1,192	$ 1,686	$ 1,862
90 Days Past Due Accruing Interest	1,112	596	2,985	1,184	1,877
TOTAL LOANS	$ 2,241	$ 1,527	$ 4,177	$ 2,870	$ 3,739
	=======	=======	=======	=======	=======

The following table illustrates the activity in the reserve for loan losses during the quarter ended September 30 for the last five years and compares the average net loans outstanding to the net charge-offs for each period presented:

QUARTER ENDED SEPTEMBER 30,
	2004	2003	2002	2001	2000
Average Net Loans Outstanding	$ 525,396	$ 487,869	$ 444,724	$ 361,723	$ 328,974
Balance of Reserve for Loan Losses at
Beginning of Period	$ 6,551	$ 6,086	$ 5,179	$ 3,886	$ 3,898
Loan Charge-Offs	(513)	(254)	(481)	(227)	(249)
Recovery of Loans Previously Charged Off	35	89	333	84	88
Net Loans Charged Off	(478)	(165)	(148)	(143)	(161)
Additions to Reserve Charged to Operating Expense	285	280	404	335	239
Changes incident to Mergers	-	-94	-	-	-
Balance at End of Period	$ 6,358	$ 6,107	$ 5,435	$ 4,078	$ 3,976
	=======	=======	=======	=======	=======

Ratio of Net Charge-Offs during quarter to
Average Net Loans Outstanding	.09%	.03%	.03%	.03%	.04%

The following table identifies charge-offs by category for the quarter ending September 30, 2004, 2003, and 2002.

	QUARTER ENDED SEPTEMBER 30,
CHARGE-OFFS:	2004	2003	2002
Domestic:
Commercial, Financial and Agricultural	$ (403)	$ (46)	$ (46)
Real Estate - Construction	(45)	0	0
Real Estate - Mortgage	(23)	(102)	(255)
Consumer Loans	(42)	(106)	(141)
Lease financing	0	0	0
Credit Cards	0	0	(39)
Foreign	N/A	N/A	N/A
Total Charge-Offs	$ (513)	$ (254)	$ (481)
RECOVERIES:
Domestic:
Commercial, Financial and Agricultural	$ 7	$ 17	$ 0
Real Estate - Construction	1	0	0
Real Estate - Mortgage	7	37	276
Consumer Loans	13	35	49
Lease financing	0	0	0
Credit Cards	7	0	8
Foreign	N/A	N/A	N/A
Total Recoveries	$ 35	$ 89	$ 333
Net Charge-offs	$ (478)	$ (165)	$ (148)
	======	=======	======

LOANS:

One of the Company's' primary objectives is to seek quality-lending opportunities in West Tennessee. The majority of the Bank's borrowers lives and conducts business in West Tennessee. Total loans increased $11.4 million or 2.20% during the third quarter 2004.  The volume increase is attributable to a growing economy and especially the real estate sector as well as seasonal fluctuations from draws on agricultural lines.  Real estate construction and mortgage loans grew $25 million and $17 million, respectively from September 2003 to 2004.  The majority of this growth occurred in Southwest Tennessee markets.  The unemployment rate for Tennessee is reported at 5.1% as of the current quarter end according to the Tennessee Department of Labor and Workforce Development up from 4.8% at June 30, 2004.  Cash flows reiterate the strong loan growth at $43 million versus $38 million for the nine months ended September 30, 2004 and 2003, respectively.  Loan demand is projected to continue at above average levels during the remainder of 2004 primarily based on expectations of the growing markets of Shelby, Tipton and Fayette Counties in Southwest Tennessee.  The aggregate amount of loans the company is permitted to make under applicable regulations to any one borrower is 15% of unimpaired capital. The Bank's legal lending limit at September 30, 2004 was $9.85 million.

Non-performing loans have been in a slightly negative upward trend in the third quarter 2004 but are not expected to continue on a materially negative upward trend through the fourth quarter 2004.  Non-performing loans to total loans is 0.42% and 0.31% as of September 30, 2004 and 2003, respectively.   Although in an upward trend in the current quarter, the Bank continues to outperform peer as evidenced by lower than peer ratios for non-performing to reserve for loan losses, percent total past due including non-accrual loans, and non-performing to equity capital as reported in the June 30, 2004 Uniform Bank Performance Report.

Weighted average loan yields declined from 7.87% in 2002 to 7.06% in 2003 and currently 6.38%. This decline in loan yields has been driven by current interest rate environment as well as the economy and competition.  The loan portfolio consists of a significant volume of fixed rate loans with terms of up to 60 months.  During the third quarter 2004, the interest margins on these fixed rate loans has slowly declined as loans have re-priced at rates that are lower than the rate at the time of origination.  As the Federal Reserve increased interest rates during third quarter 2004, variable rate loans are taking an upward trend but the trend is currently being diluted by the offsetting downward trend in fixed rate loans due to the volume of fixed rate loans.

AGRICULTURAL LOANS:

The Bank is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $58 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise more than $38 million of total loans.  Approximately $20 million of the agricultural loans consist of crop production lines of credit.  The seasonality of these production loans impacts the bank's liquidity position as lines are drawn primarily during the first three quarters of the year and repaid primarily in the fourth quarter of the year.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES:

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, has been steady at 1.24% to 1.26% of total loans the past four quarters. A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($513,000) (2) recovery of loans previously charged off $35,000 and (3) additions to reserve $285,000.  The provision for loan losses is relatively flat with a $5 thousand increase in the third quarter 2004 when comparing to the same time period in 2003.

The ratio of net charged off loans during the quarter to average net loans outstanding was .09% compared to .03% for the same quarter of 2003.  Net charge-offs for the third quarter 2004 were above the quarterly net charge-offs for the previous four years.  The increase for the current quarter is specifically related to two loans for which some recovery is expected.  These two charged off loans are considered an isolated incident rather than an indication of future trends.   As of the June 30, 2004 Uniform Bank Performance Report, the gross and net loss to average total loans continues to be well below peer.  As of June 30, 2004, earnings coverage of year-to-date net charge-offs was 80.21 compared to peer of only 28.07.  First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

LIQUIDITY:

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 81.18% of the funding as of third quarter 2004 versus 83.81% for third quarter 2003. Borrowed funds from the FHLB amounted to 11.71% of total funding as of September 30, 2004 compared to 9.68% September 30, 2003. The Bank had a maximum borrowing capacity of approximately $103.4 million with $11.6 million available as of the current quarter end.  The Bank has $23 million in deposit funds from the State of Tennessee. First Citizens National Bank has $21.8 million of brokered certificates of deposit comprising 3.87% of total deposits as of September 30, 2004.

Total deposits increased 2.67% during third quarter of 2004.  This increase rebounds the 2.86% loss in deposits during the second quarter of 2004.  Overall, deposits are relatively flat from December 31, 2003 to September 30, 2004 with modest growth of $1.968 million or 0.35%.  The breakdown of the 0.35% year-to-date overall growth of deposits consists of 8.12% positive growth in demand deposits offset by negative growth of (0.41%) for time deposits and (1.28%) for savings.  Competition for volatile non-core deposits has strengthened as a result of banks becoming more aggressive in the bidding process.  Such aggressiveness is in response to implied interest rate increases expected in the immediate future.  Introduction of new interest bearing deposit products, procedures that manage the bidding process within various markets and a thorough consideration of alternative funding sources are some of the action plans being implemented to grow and retain deposits.  A major strategic plan has been designed and implemented to address the overall flat deposit growth and includes a strong marketing project for the newer markets served by First Citizens. The strategy is expected to continue to deliver an increase in deposits in the fourth quarter 2004 as the introduction of new interest bearing deposit products in our new markets is the primary driver of the growth during third quarter 2004.

Loan growth of 8.70% or annualized at 11.6% since year-end negatively impacted the liquidity position compared to deposit growth of 0.35% or annualized at 0.47%.  This growth was funded primarily through short-term borrowings with correspondents during second quarter of 2004.   The cash flow statement reflects the largest outflow for loans in 2004 versus the previous two years. Seasonal cash inflows from maturities of $17 million in agricultural operating lines of credit are expected to improve liquidity in fourth quarter of 2004.  We anticipate that economic growth will continue to accelerate in 2004, creating an overall favorable environment for banking, placing further stress on the bank's liquidity position. Ample liquidity is available to absorb the demands placed on cash flows.

The bank's liquidity position has been strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others. First Citizens National Bank has lines of credit with the FHLB and correspondent banks totaling $138 million. The Company has a $13 million line of credit established for acquisitions and other holding company needs.  As of current quarter end, $8.705 million of the $13 million line has been drawn.    Despite the recent increase in mergers, we are focusing on internally generated through the addition of new branches in growing markets. The Company has developed a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

INVESTMENT SECURITIES:

Nevada Investments I and II were incorporated in the year 2000 as subsidiaries for First Citizens National Bank. The core objective for these corporations was to house the investment portfolio for First Citizens National Bank. Savings from these strategic moves exceeding $300,000 on an annual basis were terminated second quarter 2003.  As a result of a change in interpretation of Tennessee tax law, peer data indicates our portfolio yields are less than the average peer bank due to portfolio changes (called bonds, and pay-downs) in years 2003, 2002 and 2001.  First Citizens National Bank holds in excess of $85 million in mortgage related investments. The decrease in rates caused a material decrease to margins, spreads, and net income over the past two years.  Cash flows for the nine months ended September 30, 2003 of proceeds from maturities of available-for-sale securities were $60.9 million which is significantly more than the $25.8 million in calls, prepayments and maturities for the nine months ended September 30, 2004.  The reinvestment of such called bonds and pay-downs has resulted in a positive turn for investment yield variances as average investment yields for third quarter of 2004 are up 114 basis points from third quarter of 2003.  Bancshares' goal is to steadily improve the investment portfolio without taking on material risk.

Approximately 70 percent of the investment portfolio consists of U. S Treasury and government agency securities including mortgage-backed securities.  The current market value of these securities is sensitive to fluctuations in the 10-year Treasury rate.  Near the end of second quarter 2004, the 10-year Treasury rate rapidly increased to the upper 4% level and as a result, the market value of the portfolio and other comprehensive income decreased by $3.96 million gross and $2.38 million net of tax.  During the third quarter 2004, the 10-year Treasury rate dropped from approximately 4.6% to 4.7% in mid June 2004 to 4.0% to 4.1% by the end of September 2004.  Thus, the third quarter 2004 reflects a gain in Accumulated Other Comprehensive Income of $2.461 million gross and $1.477 million net of tax.

The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio. The market value of pledged investments totals $111.4 million as of the current reportable period.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	SEPTEMBER 30,
	2004	2003	2002	2001	2000
U.S. Treasury & Government Agencies	$ 101,693	$ 97,804	$ 92,292	$ 71,794	$ 82,824
State & Political Subdivisions	39,726	38,971	39,850	14,626	10,399
All Others*	13,440	8,853	12,299	12,269	5,390
TOTALS	$ 154,859	$ 145,628	$ 144,441	$ 98,689	$ 98,613
	=======	=======	======	======	=======

* Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified as Other Assets on the Balance Sheet consistent with regulatory reporting classifications.

First Citizens National Bank does not engage in derivative activities as defined by paragraph 5 thru 7 of FASB 119.

The amortized cost and fair market values of held-to-maturity securities and available-for-sale securities as of September 30, 2004 are as follows:

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 539	$ 540
U.S. Government agency and corporation obligations	0	0	101,042	101,153

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	795	820	36,645	38,931
U.S. Securities:
Debt Securities	0	0	6,364	6,670
Equity Securities*	0	0	6,953	6,770
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 795	$ 820	$ 151,543	$ 154,064
	====	=====	=======	=======

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified as Other Assets on the Balance Sheet consistent with regulatory reporting classifications.

CAPITAL RESOURCES

The management of the equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on September 30, 2004 is $60.7 million up 4.81% from $57.9 million at the end of 2003.  The increase in total capital is a result of undistributed net income from the Bank and its subsidiaries.  Accumulated Other Comprehensive Income has had offsetting significant gains and losses during 2004 to result in a modest 1.38% year-to-date increase since year-end 2003.  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board. The risk based capital ratio reflects continuous improvement when reviewing prior years. The total risk based capital ratio as of September 30, 2004 is 11.45%, significantly in excess of the 8% mandated by Regulatory Authorities. Tier 1 Capital to Average Assets is 7.45% as of September 30, 2004, also significantly in excess of the 4% minimum required for capital adequacy for regulatory purposes.  Capital as a percentage of total assets for the quarter ending September 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF SEPTEMBER 30,
2004	2003	2002	2001	2000
8.06%	7.87%	7.99%	9.25%	9.33%

The dividend payout ratio was 51.53% for the current period versus 48.21% for third quarter of prior year. We anticipate the dividend payout ratio to end the year in the range of 51-53%. The dividend per share was $0.84 for the nine months ended September 30, 2004 versus $0.81 for the nine months ended September 30, 2003. Dividends are anticipated to be $1.12 for the year ended December 31, 2004 or $0.28 for the fourth quarter 2004.  The dividend yield is steady at 3.93% as of September 30, 2004 and September 30, 2003.  Bancshares has re-purchased 4,087 shares of its own stock in the open market since December 31, 2003. Stock repurchase average price for the first three quarters of 2004 was $28.36.

	AS OF SEPTEMBER 30,
	2004	2003	2002	2001	2000
Percentage of Net Income to:
Average Total Assets	1.07%	1.14%	1.29%	1.14%	0.56%
Average Shareholders' Equity	13.53%	14.32%	16.25%	12.29%	6.06%
Percentage of Dividends Declared Per
Common Share to Net Income	51.53%	48.21%	44.76%	67.62%	71.61%
* Percentage of Average Shareholders'
Equity to Average Total Assets	8.81%	7.97%	8.74%	10.11%	10.11%

* Represents primary capital - including reserve for loan losses account

RECENTLY ISSUED ACCOUNTING STANDARDS

No new Financial Accounting Standards Board statements or other significant accounting pronouncements issued during third quarter 2004.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2003 Form 10-K.  During third quarter 2004, the Federal Reserve has started an upward trend in interest rates.  The effects of the new rising rate environment are discussed throughout Item 2 - Management's Discussion and Analysis including the following sections:  Financial Summary, Loans, Liquidity, and Interest Rate Risk.  The analysis included in the December 31, 2003 Form 10-K included scenarios for a rising rate environment.  Actual results for the year ended December 31, 2004 will differ from simulations due to timing, magnitude, and frequency of interest rate changes, market conditions and management strategies.

ITEM 4 - CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of September 30, 2004 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of September 30, 2004.  Also, there have been no material changes in internal control over financial reporting during the third quarter ended September 30, 2004 or subsequently.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: November 14, 2004                                        /s/  KATIE WINCHESTER
                                                                                PRESIDENT,  CEO, Vice-Chairman
                                                                                    First Citizens National Bank
                                                                                         (Principal Subsidiary)

Date: November 14, 2004                                   /s/    LAURA BETH BUTLER
                                                                                  SENIOR VICE PRESIDENT &
                                                                                 CHIEF FINANCIAL OFFICER
                                                                                    First Citizens National Bank
                                                                                         (Principal Subsidiary)