Form 10-K
period 2004-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2005-03-17
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

________________________

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2004 was $70,928,493.

Of the registrant's only class of common stock (no par value) there were 3,649,833 shares outstanding as of December 31, 2004 (net of Treasury Stock).

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement dated March 18, 2005 (Part III) filed by Electronic Submission

PART I

ITEM 1 - BUSINESS

GENERAL

First Citizens Bancshares, Inc. (Bancshares or the "Company") is a Tennessee Corporation organized and incorporated in 1982 and commenced operations in September 1983.  Bancshares is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and elected, effective April 19, 2000 to become a financial holding company pursuant to the provisions of the Gramm-Leach Bliley Act.   As a financial holding company, Bancshares may engage in activities that are financial in nature or incidental to a financial activity.  Permissible activities for a financial holding company are contained in Regulation Y of Federal Reserve regulations.  Bancshares may continue to claim the benefits of financial holding company status so long as each depository institution owned by the company remains well capitalized and well managed.  In addition, Bancshares may not commence new activities under sections 4(k) or 4(n) of the Bank Holding Company Act or acquire control of a company engaged in activities under those sections if any of The Company's insured depository institutions receive a rating of less than satisfactory under any examination conducted to determine compliance with the Community Reinvestment Act. Bancshares is a one-bank holding company. At December 31, 2004 the Corporation had total assets of $773 million compared to $726 million at December 31, 2003.

The Principal Executive Officers are at One First Citizens Place, Dyersburg, Tennessee.   Our telephone number is 731-285-4410.  Our website is www.firstcitizens-bank.com.  In accordance with the Securities Exchange Act of 1934 and other related laws, Bancshares files reports with the United States Securities Exchange Commission including annual and quarterly reports (Forms 10-K and 10-Q) as well as current reports on Form 8-K and amendments to those reports, if any.  We post our website links to our annual, quarterly and current reports as soon as reasonably practicable after filing with the SEC.  Such reports can be downloaded and/or viewed free of charge through access to the links on our website.

Bancshares, through its principal banking subsidiary, First Citizens National Bank, provides a broad range of financial services. The Company is engaged in both retail and commercial banking business.  First Citizens National Bank was chartered as a national bank in 1900 and operates in West Tennessee.  First Citizens operates under the supervision of the Comptroller of the Currency, and is insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC) and is a member of the Federal Reserve System.  The subsidiary bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered.  Various consumer laws and regulations also affect operations of the subsidiary bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.  The subsidiary bank operates under the day-to-day management of its officers and directors; and formulates its own policies with respect to lending practices, interest rates and service charges and other banking matters.

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

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

	December 31
	(In Thousands)
	2004	2003	2002
Total Assets	$ 773,204	$ 726,104	$ 694,198
Total Deposits	592,382	560,610	531,642
Total Net Loans	528,443	479,589	441,968
Total Equity Capital	61,208	57,946	54,601

Individual bank performance is compared to industry standards through utilization of the Federal Reserve Board's Division of Banking Supervision and Regulation.  First Citizens Bancshares is grouped with peers in the $500 million assets to $1 billion.  The group consisted of 353 bank holding companies per the September 30, 2004 Bank Holding Company Performance Report.

The following presents comparisons of Bancshares with its peers as indicated on Bank Holding Company Performance Reports for the periods indicated:

	12/31/2004**		12/31/ 2003		12/31/ 2002
	Bancshares	Peer Group	Bancshares	Peer Group	Bancshares	Peer Group
Net Interest Income/Average Assets	3.44%	3.70%	3.75%	3.75%	4.06%	3.94%
Net Operating Income/Average Assets	1.08%	1.07%	1.07%	1.09%	1.27%	1.11%
Net Loan Losses/Average Total Loans	0.16%	0.15%	0.09%	0.25%	0.20%	0.26%
Primary Capital/Average Assets	7.05%	9.08%	7.88%	8.80%	7.87%	8.50%
Cash Dividends/Net Income	50.83%	24.84%	52.26%	27.24%	48.70%	23.87%

** Peer information for December 31, 2004 is compared to the September 30, 2004 Bank Holding Company Performance Report.

EXPANSION

On November 12, 1999 the Gramm Leach-Bliley Act was signed into law.  The act contains seven titles, each of which focuses on a different aspect of the financial services industry.  This new law significantly changed the way we do business by opening up new business opportunities to the banking industry.

Based on authority granted under this act, Bancshares, formerly a bank holding company, converted to a financial holding company.  As a financial holding company, Bancshares may engage in activities that are financial in nature or incidental to a financial activity.

Bancshares through its strategic planning process has stated its intention to seek profitable opportunities that would utilize excess capital and maximize income within the West Tennessee Area.  Bancshares' objective in acquiring other banking institutions would be for asset growth and diversification into other market areas.  Acquisitions and de-novo branches would afford Bancshares increased economies of scale within the operation functions and better utilization of human resources.  Any acquisition or de-novo branching approved by Bancshares would be deemed to be in the best interest of Bancshares and its shareholders.

Bancshares acquired Munford Union Bank in May 2002.  This acquisition originally added $115 million in assets housed in Tipton and Shelby Counties in Tennessee to Bancshares' balance sheet.  The assets of the Southwest Region (previous Munford Union plus Arlington and Oakland branches) were approximately $211 million as of December 31, 2004.  In addition, the acquisition expanded Bancshares market into one of the fastest growing areas of the state.  In June 2004, a de-novo branch was opened in Oakland, Fayette County, Tennessee.  Branching will continue in 2005 with expansion into Collierville in Shelby County, Tennessee.

CAPITAL ADEQUACY

Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve.   The Federal Reserve has adopted risk-based capital guidelines for bank holding companies.  The minimum guideline for the ratio of total capital to risk weighted assets (including certain off-balance-sheet items such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital to risk-weighted assets is 4%.  At least half of the Total Capital must be composed of common stock, minority interests in the equity capital accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital).  The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves.  At December 31, 2004, Bancshares' total risked-based capital ratio was 10.86% significantly in excess of 8% mandated by regulation.  The risk based capital ratio was 11.14% for 2003 and 10.92% for 2002.  Our strategic plan directs the company to leverage capital by growing assets. This strategic directive was accomplished in 2002 with the acquisition of Munford Union Bank assets totaling $115 million. Risk based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks.  The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets.  Tier 1 leverage ratio at year-end 2004 was 6.95 percent, with total capital as a percentage of total assets at 7.92 percent.

Failure to meet capital guidelines could subject a financial holding company to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver.

BANKING BUSINESS

First Citizens Bancshares, Inc. (the "company"), headquartered in Dyersburg, Tennessee, is the bank holding company for First Citizens National Bank ("the Bank"), First Citizens Capital Assets and First Citizens (TN) Statutory Trust II.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: Financial Plus, Inc. and Nevada Investments II, Inc. Through a corporate charter amendment, Nevada Investments II, Inc. changed its name to First Citizens Investments, Inc. as of September 21, 2004.  First Citizens Investments, Inc. formed a wholly owned subsidiary, First Citizens Holdings, Inc. as of September 17, 2004.   First Citizens Properties, Inc., which is a wholly owned subsidiary of First Citizens Holdings, Inc., was also formed September 17, 2004.  The formation of these entities had no material impact on the consolidated financial statements of First Citizens Bancshares, Inc.  The bank also owns 50% of White and Associates/First Citizens Insurance LLC which provides various insurance products to its customers and First Citizens/White and Associates Insurance Company, Inc., which is a provider of credit insurance. The activities of the Bank's subsidiaries consist of: brokerage, investments, insurance related products, credit insurance and real estate participation interests.

The Munford Union Bank and its two wholly owned subsidiaries (Nevada Investments III and IV) were merged into First Citizens National Bank and Nevada Investments during second quarter 2003. Nevada I was merged into First Citizens Investments (formerly named Nevada II) during third quarter 2003. Assets of Delta Finance, a finance subsidiary owned by First Citizens National Bank, were sold fourth quarter 2003. The consumer finance company was dissolved in December 2003.

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

The subsidiary bank has a total of 32 banking locations (18 branch banks and 14 free standing ATMs) in seven Tennessee counties.  Subsidiaries of the Bank consist of the following:

  First Citizens Financial Plus, Inc., a bank service corporation wholly owned by First Citizens provides licensed brokerage services that allow the bank to compete on a limited basis with numerous non-bank entities that pose a continuing threat to our customer base.  The brokerage firm operates three locations in West Tennessee.

  Delta Finance provided consumer finance services consisting primarily of consumer and residential real estate loans out of three office locations in West Tennessee.  Assets of Delta Finance were sold 4th quarter 2003.  The corporation was dissolved in December 2003.

  White and Associates/First Citizens Insurance, LLC was chartered by the State of Tennessee and is a general insurance agency offering a full line of insurance products including casualty, life and health, and crop insurance.  First Citizens holds a 50% ownership in the company, which is accounted for using the equity method.  The insurance agency operates nine offices in Northwest Tennessee.

  First Citizens/White and Associates Insurance Company, is organized and existing under the laws of the state of Arizona.  Its principal activity is credit insurance.  First Citizens holds a 50 percent ownership in the company and is accounted for using the equity method.

  Nevada Investments II, Inc. was organized and existing under laws of the state of Nevada and changed its name to First Citizens Investments, Inc. in September 2004.  The principal activity of this entity is to acquire and sell investment securities as well as collect the income from the portfolio.  First Citizens Investments owns the following:

    First Citizens Holdings, a wholly owned subsidiary of First Citizens Investments, acquires and sells certain investment securities, collects income from its portfolio, and owns the following subsidiary:

      First Citizens Properties, Inc., a real estate investment trust (REIT), whose principal activity is to invest in participation interests of real estate loans made by First Citizens National Bank. First Citizens Holdings owns 100% of the REIT as of December 31, 2004 but owns 98% after preferred stock was issued as a bonus to directors, executive officers and certain employees in January 2005.

COMPETITIVE ENVIRONMENT

The business of providing financial services is highly competitive. The competition involves not only other banks but non-financial enterprises as well. In addition to competing with other commercial banks in the service area, Bancshares' subsidiary bank (The Bank) competes with savings and loan associations, insurance companies, savings banks, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, credit unions and other enterprises.  In 1998 federal legislation allowed credit unions to expand their membership criterion.  Expanded membership criterion coupled with an existing tax free status provided a competitive advantage when compared with that of banks.

First Citizens builds and implements strategic plans and commitments to address competitive factors in the various markets it serves.  The primary strategic focus is on obtaining and maintaining profitable customer relationships in all markets.  The markets demand competitive pricing but First Citizens competes on high quality customer service that will attract and enhance loyal, profitable customers to our bank.  Industry surveys have consistently revealed that 65-70 percent of customers leave due to customer service issues.  First Citizens is committed to excellent customer service in all markets served as a means of branding and distinguishing itself from other financial institutions.  Advertising and promotional activities such as newspaper and radio ads are also utilized in accordance with defined strategic plans.  For example, advertising and promotions were increased in 2004 in the Southwest Region after the announcement of two mergers of large regional banks in efforts to attract new deposits.

In the markets it serves, First Citizens offers a typical mix of interest-bearing transaction, savings and time deposit products as well as traditional non-interest bearing deposits accounts.  First Citizens is the leader in deposit market share compared to competitors in the Dyer, Lauderdale, Obion, Tipton and Weakley County, Tennessee markets.  Source of the following information is the Deposit Market Share Report as of June 30, 2004 prepared annually by the FDIC.  The following tabular analysis presents the number of offices, deposits (in thousands), and market share percentage for deposits:

Dyer, Lauderdale, Obion, Tipton & Weakley Counties Market
(Banks only, Deposits Inside of Market)
As of June 30, 2004
Bank Name	# of Offices	Total Deposits	% of Market Share
		(In Thousands)
First Citizens National Bank	14	$ 474,873	22.80%
First State Bank	14	399,450	19.18%
Union Planters Bank, National Association	14	207,326	9.95%
BancorpSouth Bank	5	163,024	7.83%
Bank of Ripley	5	124,649	5.98%
Commercial Bank & Trust	2	106,508	5.11%
INSOUTH Bank	3	87,272	4.19%
Reelfoot Bank	5	82,715	3.97%
Security Bank	6	78,883	3.79%
First Tennessee Bank, National Association	2	66,150	3.18%
Bank of Gleason	1	60,021	2.88%
All Others	14	232,278	11.14%
Total	85	$ 2,083,149	100.00%

First Citizens National Bank also competes in the Shelby County and Fayette County Markets.  As the size and composition of the Shelby County Market is much larger and more diverse, Shelby County is excluded from the tabular presentation above.  Locations are strategically placed in the high growth areas of Shelby County to maximize growth in market share there.  As First Citizens is new to the Shelby County market, it holds less than one percent of the total market share of deposits.  Fayette County is also excluded because First Citizens entered that market in June 2004 and the most recent deposit market information from the FDIC is from June 30, 2004.

EMPLOYEES

At December 31, 2004, Bancshares and its subsidiary employed a total of 264 full-time equivalent employees (FTE) compared to 249 at December 31, 2003.  Increase in FTE is a result of staffing up for expansion into Oakland and Collierville as well as management succession planning.  Planning has afforded Bancshares both the physical resources and data processing technology to meet financial needs generated by this growth.  First Citizens is committed to hiring and retaining high quality employees to execute strategic plans of the Company. Relationship with employees is satisfactory and no collective bargaining issues exist.

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

A bank holding company is prohibited with limited exceptions from engaging directly or indirectly through its subsidiaries in activities unrelated to banking or managing or controlling banks. One exception to this limitation permits ownership of a company engaged solely in furnishing services to banks; another permits ownership of shares of the company, all of the activities of which the Federal Reserve has determined after due notice and opportunity for hearing, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Moreover, under the 1970 amendments to the Act and to the Federal Reserve regulations, a financial holding company and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with any extension of credit or provision of any property or service. Subsidiary banks of a financial holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the financial holding company or to any of its other subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock for securities as collateral for loans to any borrower.

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

IMPACT OF GRAMM LEACH-BLILEY ACT

The Gramm Leach-Bliley Financial Modernization Act of 1999 permits bank holding companies meeting certain management, capital, and community reinvestment act standards to engage in a substantially broader range of non-banking activities than permitted previously, including insurance underwriting and merchant banking activities.  The Act repeals sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies.  The Act authorizes financial holding companies, permitting banks to be owned by security firms, insurance companies and merchant banking companies and visa-versa. Some of these affiliations are also permissible for bank subsidiaries.  The Act gives the Federal Reserve Board authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities.

The Gramm Leach-Bliley Financial Modernization Act also modifies financial privacy and community reinvestment laws. The new financial privacy provisions generally prohibit financial institutions such as the Bank from disclosing non-public personal financial information to third parties unless customers have the opportunity to opt out of the disclosure.  The Act also magnifies the consequences of a bank receiving less than a satisfactory community reinvestment act rating, by freezing new activities until the institution achieves a better community reinvestment act rating.

USA PATRIOT ACT OF 2001

On October 26, 2001, President Bush signed into law the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.  Also known as the "Patriot Act," the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.   The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.  Under the Act, each financial institution is required to establish and maintain anti-money laundering programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs.  In addition, the Act requires the bank regulatory agencies to consider the record of a bank or banking holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.  Regulations proposed by the U.S. Department of Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within ninety days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a shell bank. First Citizens National Bank implemented policies and procedures in compliance with stated regulations of the Patriot Act.

CUSTOMER INFORMATION SECURITY AND CUSTOMER FINANCIAL PRIVACY

The Board of Governors of the Federal Reserve System published guidelines for Customer Information Security and Customer Financial Privacy with a mandatory effective date of July 1, 2001. First Citizens has established policies in adherence to the published guidelines.

The three principal requirements relating to the Privacy of Consumer Financial Information in the GLBA are as follows:

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

ITEM 2.     PROPERTIES

First Citizens owns and occupies the followings properties:

  Main branch and executive offices are in six-story building at One First Citizens Place (formerly 200 West Court), Dyersburg, Tennessee.  This property also includes the Banking Annex, which provides operating space for banking departments i.e. agricultural services, training and public relations, as well as the bank's brokerage subsidiaries.  The municipal address of the bank occupied portion of the Annex is 215-219 Masonic Street.

  The Downtown Drive-in Branch is located at 113 South Church Street, Dyersburg, Tennessee, and is a remote motor bank with six drive-thru lanes and a drive-up ATM lane.

  The Green Village Office located at 620 U.S. 51 Bypass adjacent to the Green Village Shopping Center in Dyersburg, Tennessee, is a full service banking facility.  This facility is equipped with seven drive-up lanes, one of which is an ATM.

  The Newbern Branch, a full service facility is located on North Monroe Street, Newbern, Tennessee.  A separate facility located in Newbern on the corner of Highway 51 and Ro-Ellen Road houses an ATM.

  The Industrial Park Branch located at 2211 St. John Avenue, Dyersburg, Tennessee, is a full service banking facility that offers drive-thru Teller and ATM services.

  The Ripley, Lauderdale County facility is located at 316 Cleveland Street in Ripley, Tennessee.  This full service facility has four drive-up lanes and a twenty-four hour access drive-up ATM.

  The Troy Branch is full service banking facility located on Harper Street just west of Highway 51 in Troy, Tennessee.  This facility has three drive-up lanes and a twenty-four hour access drive-up ATM.

  The Union City branch operates two full service facilities, a motor branch and three ATM's in Obion County.  The main office is located at 100 Washington Avenue in Union City, Tennessee.  A motor branch is located at First and Harrison Streets across from the main office.  The East branch facility and ATM are located at 1509 East Reelfoot Avenue in Union City.

  The Martin office is located at 200 University Avenue, Martin, Tennessee, and is a full service banking facility with four drive-thru service lanes with the fourth lane serving as an ATM.  Two other ATMs offer banking services, one a drive-up on University Avenue and a second occupies space in the Student Center of The University of Tennessee at Martin.

  The main banking location at Munford, Tennessee, Southwest Region is located at 1426 Munford Avenue.  A remote building located at 1483 Munford Avenue serves as a drive-thru facility for the main bank.

  Atoka full service branch is located on the Atoka-Idaville Road at 123 Atoka-Munford Avenue, Atoka, Tennessee.  The Atoka Branch also has an ATM.

  Millington Branch is a full service branch facility located at 8170 Highway 51 N. Millington, Shelby County, Tennessee.  The Millington Branch has a drive-thru ATM.

  Full service Bartlett branch is located at 7580 Highway 70, Bartlett, Shelby County, Tennessee.  A drive-thru ATM is attached to the facility.

  Arlington branch located at 5845 Airline Road, Arlington, Tennessee serves as a full service branch facility and houses a drive thru ATM.

  In June 2004, a temporary facility for a full-service Oakland branch was opened at 7285 Highway 64, Oakland, Fayette County, Tennessee.  A drive-thru ATM is attached to the facility.  The permanent facility was opened in February 2005.

  Land was purchased for construction of a new branch in Collierville, Tennessee in January 2005.  Through an operating lease, a temporary facility will be opened by the end of first quarter 2005.  Construction of the permanent facility is expected to commence in fourth quarter 2005.

All properties are owned by First Citizens and there are no liens or encumbrances against any properties owned by First Citizens. All of the properties described above are adequate and appropriate facilities to provide banking services as noted and are adequate to handle growth expected in the foreseeable future.  As growth continues or needs change, individual property enhancements or additional properties will be evaluated if considered necessary.

ITEM 3.     LEGAL PROCEEDINGS

Various legal claims arise from time to time through the normal course of business of the Company and its subsidiaries.  There is no pending litigation that in the opinion of management will have a negative material impact on Bancshares' consolidated financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 2004, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 2004, there were 1,037 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods of which management of Bancshares is aware. These records may not include all sales during these time periods if sale prices were not reported to First Citizens in connection with a transfer of shares.  Range of stock prices for 2003 and 2004 by quarter is as follows:

Quarter Ended	High	Low
March 31, 2003	$ 27.50	$ 27.50
June 30, 2003	$ 27.50	$ 27.50
September 30, 2003	$ 30.00	$ 25.00
December 31, 2003	$ 30.88	$ 27.50
March 31, 2004	$ 30.00	$ 27.50
June 30, 2004	$ 30.00	$ 28.00
September 30, 2004	$ 30.00	$ 28.00
December 31, 2004	$ 31.00	$ 28.50

Dividends paid per share were $1.12 in 2004, $1.08 in 2003 and $1.04 in 2002.  Dividends by quarter for 2004 were declared as follows:

2004 Dividends
Dividend Per Share	Quarter Declared
$ .28	1st
$ .28	2nd
$ .28	3rd
$ .28	4th
Total $1.12
===

Future dividends will depend on Bancshares' earnings, financial condition, regulatory capital levels and other factors which the Board of Directors of Bancshares considers relevant.

The Company had no publicly announced plans or programs for purchase of stock during the periods presented.  The number of shares of treasury stock repurchased in open-market transactions not pursuant to publicly announced plans or programs and the average price paid by month is as follows:

	No. of Shares Purchased	Weighted Average Price Paid Per Share
2003
January	4,500	$ 27.50
February	147	27.50
March	2	27.50
April	44	27.50
May	2,010	27.50
June	545	27.50
July	966	27.50
August	890	27.50
September	-	-
October	-	-
November	-	-
December	-	-
Total 2003	9,104	$ 27.50
	=====	=====
2004
January	2,535	$ 28.00
February	-	-
March	-	-
April	474	28.00
May	1	28.50
June	1	28.50
July	1,075	29.22
August	-	-
September	-	-
October	-	-
November	2,230	31.00
December	249	31.00
Total 2004	6,565	$ 29.33
	=====	=====

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents selected financial data for Bancshares for the twelve months ended December 31, for the years indicated:

	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Net Interest & Fee Income	$ 25,668	$ 25,354	$ 24,262	$ 19,917	$ 18,594
Gross Interest Income	$ 39,017	$ 39,506	$ 38,970	$ 39,189	$ 38,137
Income From Continuing Operations	$ 8,049	$ 7,820	$ 7,838	$ 5,761	$ 4,612
Net Income per Common Share	$ 2.20	$ 2.14	$ 2.14	$ 1.56	$ 1.24
Cash Dividends Declared per Common Share	$ 1.12	$ 1.08	$ 1.04	$ 1.00	$ 1.00
Total Assets at Year End	$ 773,204	$ 726,104	$ 694,198	$ 537,991	$ 500,954
Long Term Obligations (1)	$ 84,481	$ 83,314	$ 83,881	$ 63,075	$ 44,237
Allowance for Loan Losses as a % Loans	1.16%	1.25%	1.24%	1.08%	1.10%
Allowance for Loan Losses as a % of Non-Performing Loans	262.25%	438.36%	144.31%	141.97%	125.01%
Loans 90 Days Past Due as a % of Loans	0.44%	0.04%	0.37%	0.33%	0.47%

(1)    Long-Term Obligations consist of FHLB advances and acquisition debts funded by a line of credit with First Tennessee Bank and trust-preferred securities.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Banking Business under Item 1 of this report regarding details of subsidiaries of the bank and holding company and what types of activities each engage in.

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

Forward-looking statements are based upon information currently available and represent management's expectations or predictions of the future. Due to risks and uncertainties involved, actual results could differ materially from such forward-looking statements. Examples of such risks and uncertainties include but are not limited to:

  Changes in general economic and business conditions that are not anticipated and result in changes in loan and deposit demands and/or increases in loan delinquencies and defaults;
  Changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments;
  Effect of changes in legislative or regulatory developments including changes in tax, banking, insurance, securities, or other financial service related laws.

EXECUTIVE SUMMARY

Earnings per share increased to $2.20 for the year ended December 31, 2004 from $2.14 per share in 2003.  Pressures on net interest margin and digestion of the new Arlington, Martin and Oakland branches suppressed earnings growth in 2004.  Martin and Arlington were opened late in 2003 and are operating at a small profit at the end of 2004.  Oakland was opened in June 2004 and is projected to become profitable during 2005.  Temporary office of the Collierville branch will open in March 2005 with plans to relocate upon completion of construction of the permanent facility.  While there are no plans to add additional branches at this time, we remain open to opportunities that might present themselves.

Loans are the single largest category of interest-earning assets at First Citizens and produce the highest level of revenues.  At December 31, 2004, loans, net of unearned income totaled $528 million, an increase of 10.2% from the $480 million reported at year-end 2003.  Growth in the portfolio in 2004 resulted primarily from an increase in Real Estate Construction, with moderate growth reflected in the category of Real Estate Mortgages.  Asset quality remains strong with non-performing loans at year-end 2004 averaging .10% below the average level reported by peer group banks. Other Real Estate Owned declined 37% over the prior twelve months, ending the year at $337 thousand.  Net charge-offs in 2004 increased to $822 thousand compared to $410 thousand in 2003.  This increase does not reflect a significant increase in loans charged-off, but rather a decrease in the recovery of loans previously charged-off.

The dividend payout ratio in 2004 was 50.83% and the dividend yield of 4.07% continues to exceed peer group banks in the Southeast region by a significant margin.  Our goal continues to be providing shareholder returns that exceed peer group banks and is achieved by focusing efforts on deploying capital resources in a manner that supports long-term shareholder value.  The investments in the metropolitan Southwest markets afforded the company opportunities to expand the customer base and extending the First Citizens brand outside of Northwest Tennessee.  This prudent utilization of capital will support future growth and development of both assets and earnings.

The most significant factor critical to the success of our Company is not quantitative, but rather the quality of the over 260 members of our staff.  First Citizens focuses on attracting and retaining quality bankers and the success of such efforts is measured by their tenure.  The average tenure of the overall staff is more than nine years and the average tenure of officers with the position of vice-president and higher is 19 years.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting of First Citizens Bancshares and its subsidiaries conform to accounting principles generally accepted in the United States and follow general practices within its industry.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The company's estimates are based on historical experience, information supplied from professionals, regulators and others believed to be reasonable under the facts and circumstances.  Accounting estimates are considered critical if (1) management is required to make assumptions or judgments about items that are highly uncertain at the time the estimate is made, and (2) different estimates reasonably could have been used during the current period or changes in such estimates are reasonably likely to occur from period to period, that could have a material impact of the presentation of the Consolidated Financial Statements.

The development, selection and disclosure of critical accounting policies are discussed with the Audit Committee of the Board of Directors.  Due to the potential impact on the financial condition or results of operations and the required subjective or complex judgments involved, management believes its critical accounting policies to consist of the allowance for loan losses, fair value of financial instruments, and goodwill and assessment of impairment.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses on loans represents management's best estimate of inherent losses in the existing loan portfolio.  Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  The company believes the loan loss reserve estimate is a critical accounting estimate because:  changes can materially affect bad debt expense on the income statement, changes in the borrower's cash flows can impact the reserve, and management has to make estimates at the balance sheet date and also into the future in reference to the reserve.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.  The Loan Portfolio Analysis included in this Management's Discussion and Analysis provides further detail regarding how loans are monitored and evaluated in relation to the determination of the allowance for loan losses.  Also, refer to footnote 1 of the Consolidated Financial Statements included in Item 8 of this report.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair values for the majority of First Citizens' available-for-sale investment securities are based on quoted market prices from actively traded markets.  In instances where quoted market prices are not available, fair values are based on the quoted prices of similar instruments with adjustment for relevant distinctions (e.g., size of issue, interest rate, etc.).

Fair value of the only derivative held by the company is determined using a combination of quoted market rates for similar instruments and quantitative models that are based on market inputs including rate, price and index scenarios to generate continuous yield or pricing curves and volatility factors.  Third party vendors are used to obtain fair value of available-for-sale securities and the cash flow hedge.

See also the Fair Value of Financial Instruments footnote in the Consolidated Financial Statements included in Item 8 of this report.

GOODWILL

The Company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that would likely impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value, as part of the goodwill test is a critical accounting estimate because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.  See also the Fair Value of Financial Instruments footnote in the Company's Financial Statements included in Item 8 of this report for additional policy information.

Management has discussed these critical accounting policies with the Audit Committee, and the Audit Committee has reviewed the Company's applicable disclosures in the discussion and analysis of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB Interpretation No. 46:  In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity.  FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both.  Transferors to qualified special-purpose entities (QSPEs) and certain other interests in a QSPE are not subject to the requirements of FIN 46.  On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Corporation would be required to apply FIN 46 as of December 31, 2003.  Adoption of Interpretation No. 46 had no material effect on the Corporation's consolidated financial statements.  The Company adopted this rule in January 2003.  After adoption, First Citizens Statutory Trust II is deconsolidated and trust preferred securities are included in liabilities on the consolidated balance sheet and associated interest expense is included in the consolidated statements of income.  In accordance with this statement, the Company classifies trust preferred securities as long-term debt in this report but the trust preferred securities are included in the calculation of Tier 1 Capital as defined under financial institution regulatory guidelines.

SFAS No. 153: Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29' APB Opinion No. 29, Accounting for Nonmonetary Transactions is based on the principle that exchange of nonmonetary assets should be measured on fair value of assets exchanged.  SFAS No. 153 revises this statement to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance that is defined as significant change in future cash flows as a result of the change.  This statement focuses the exception to exchanges that lack commercial substance and was implemented to help improve consistency between U. S. standards and standards issued by International Accounting Standards Board (IASB).  The provisions of SFAS No. 153 are effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.  Adoption of this statement is not expected to materially impact the Company's consolidated financial statements in 2005 or beyond.

SFAS No. 123 (Revised 2004):  SFAS No. 123 (Revised 2004) Share-Based Payment was revised to address concerns of users and others, improve comparability of reporting financial information by eliminating alternative accounting methods, simplify U. S. generally accepted accounting principles, and converge with international accounting standards.  The Statement required public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Employee share purchase plans will not result in cost recognition if certain conditions are met as outlined in No. 123.  The effective date for the Company to adopt this statement is the first interim or annual reporting period beginning after June 15, 2005.  The Company currently does not issue equity instruments in exchange for employee service, so adoption of this statement in 2005 will have no material impact on the Company's financial statements.

SARBANES-OXLEY ACT OF 2002

Congress enacted the Sarbanes-Oxley Act of 2002, to impose new duties on public companies and executives, directors, auditors, plan administrators, attorneys as well as securities analysts.  It creates a new regulatory system for the audit profession and sets new standards for auditor independence.  It expands criminal and civil liabilities.  This new act should contribute to broad restoration of trust in the integrity of disclosure and account practices that inform our capital markets.  First Citizens Bancshares has and will continue to implement all necessary and applicable steps required by this act.  Estimated costs of implementing requirements of the Sarbanes-Oxley Act of 2002 during 2005 are approximately $200,000.  These costs primarily consist of fees for the Corporate Governance Committee of the Board of Directors, additional personnel expense, consulting and technology costs to improve internal control documentation, and testing in compliance with Section 404.

RESULTS OF OPERATIONS

Asset quality remains strong despite a slightly upward negative trend in non-performing loans that occurred in the second half of 2004.  Non-performing loans and other real estate as a percent of total loans plus other real estate at December 31, 2004 were 0.12 % higher than at year-end 2003 and 0.10% less than peer as reported in the September 30, 2004 Bank Holding Company Performance Report.  The negative trend in non-performing loans is driven by a very small number of customers with higher balance loans.  These few customers are not considered indicative of overall credit quality of the loan portfolio.  The growth in the national economy as evidenced by increased GDP is expected to continue in 2005 and has positively impacted local economy of our markets.  Thus, we expect at least slight improvement in the overall credit quality of the portfolio in 2005.  The allowance for loan loss reserve as a percent of non-performing assets was 229.54%, 316.97%, 99.21%, 88.08%, and 194.06% for the years 2004, 2003, 2002, 2001, and 2000, respectively.  Additions made to the reserve account as a percent of net charge offs for 2004 was 90.44%. Other Real Estate Owned declined 37% ending 2004 at $337 thousand.  The provision for loan losses was down 3.9% based on overall quality of the portfolio.  Net charge-offs in 2004 were $822 thousand compared to $410 thousand in 2003.  The increase in net charge-offs is primarily due to a decrease of $295 thousand or 58% of loans previously recovered.  Gross charge-offs increased $117 thousand or 12% from 2003 to 2004.  The reserve for potential loan losses as a percent of total portfolio ended the year at 1.16 percent and is within the range of 1.10% to 1.25% that has been maintained the last five years.  The Company has seen a slightly negative trend in loan quality during the second half of 2004 but this trend is not expected to grow as we move into 2005.

Bancshares reports consolidated net income of $8.0 million for the year ended December 31, 2004 compared to $7.8 million per year for each of the two previous years.  Earnings per share increased to $2.20 per share for 2004 compared to $2.14 per share in 2003 and 2002. While pressures exerted by the squeeze to the net interest margins continue to be a factor, earnings were also suppressed by investment in initiatives that should generate higher levels of future earnings to shareholders.  As evidenced in the cash flow statement, purchases of premises and equipment totaled $3.5 million and $5.3 million in 2004 and 2003, respectively.  The opportunity cost on the $3.5 million invested in fixed assets is approximately $227 thousand based on the average loan yield of 6.48 percent as the funds likely would have been invested in loans if fixed assets were not purchased.  Expansion costs of construction of new branches is evident in 2003 and 2004 with the Oakland branch construction started in 2004 with expected completion in February 2005 as well as the two branches, Martin and Arlington, that were completed during 2003.  As of January 2005, Martin and Arlington are operating at a small profit and Oakland is expected to become profitable during 2005. The accompanying Summary Average Balance Sheet and Net Interest Income Schedule indicate the yield on average earning assets was 3.80% for year 2004 compared to 4.12% for 2003.  Return on average assets was 1.08 percent, 1.10 percent and 1.28 percent for the years ending December 31, 2004, 2003 and 2002, respectively.  The decrease in the return on average assets is directly attributable to the significant growth of $47 million or 6.5% in assets during 2004 compared to 2.9% or $229 thousand increase in earnings.  The earnings increase was significantly less than our growth rate due to investment in new branches coupled with margin pressures in the current market rate environment during 2004.  Return on average equity is 13.56%, 13.88%, and 15.05% for 2004, 2003, and 2002. A Strategic Plan objective approved by the Board in 2001 called for the deployment of capital in areas with the potential to enhance shareholder return and expand markets of the bank. In striving to meet this goal, a dividend of $5 million was declared from the bank to Bancshares to be applied toward the purchase of Munford Union Bank, with the balance of the purchase price funded through borrowings.

The effective tax rate for the past three years is 29%.  The tax rate is impacted by numerous factors, including but not limited to the level of tax-free investments within our investment portfolio, certain tax benefits which result from ESOP debt, and other factors incidental to the financial services business.

Shrinking margins are a material concern with most financial institutions today.  Peer banks ($500 million to $1 billion assets) including First Citizens National Bank have seen margins head downward since the summer of 2002.  Liabilities were not able to keep pace with the decline in earning assets, which was experienced until the third quarter of 2004.  Beginning in late June 2004, the Federal Open Market Committee (FOMC) began removing accommodative monetary conditions through consistent 25 basis point increases in federal fund rates.  From June 2004 to February 2005, federal funds rates have increased from 1.00% to 2.50%. Although shorter-term rates have increased as the federal funds rates have, the longer-term rates have not and thus, the yield curve has continued to flatten during the second half of 2004 and into 2005.  The 10-year treasury note, a common benchmark for long-term rates, has dropped from the 4.6% to 4.7% range in June 2004 to the 4.0% to 4.2% range as of year-end and subsequently.  As a result of the flattened yield curve and competitive factors, pricing of deposits and short-term liabilities has outpaced the increase in loan and investment rates.  Thus, margin pressures continue and are expected to continue in 2005.  Net interest income on tax equivalent basis has increased $229 thousand over the prior twelve months, primarily the result of asset growth.  The Company's funds management committee has moved the interest sensitivity position from a liability sensitive to a slightly asset sensitive position.  Bancshares' balance sheet is structured in a manner deemed to be fairly neutral but is slightly "asset sensitive." Rising rate environment of 100 basis points over a 12-month period would result in declining earnings of $244,000 or a decrease in net interest income of 1.01%.  A declining rate of 100 basis points for the same 12-month period would improve net interest income approximately $167,000.  The net yield on average earnings assets was 3.80 percent at year-end 2004 compared to 4.12 percent for the same time period in 2003.  Net yield on average earnings assets for 2002 was 4.48 percent. Net yield on average earning assets for 2002 was favorable when compared to the other two reportable years due to cost of funds dropping 161 basis points while earning assets dropped only 137 basis points.  Over the last three years, secondary mortgage activity exceeded prior record levels as consumers opted to take advantage of the low rate environment by refinancing existing home mortgages.  Gross income and fees recorded from this activity totaled $1.0 million in 2004 and $1.7 million in 2003.  Refinance activity is expected to slow during 2005 depending on activity and economic conditions in newer markets served.

NON-INTEREST INCOME

The following table compares non-interest income for the years ended December 31, 2004, 2003 and 2002:

December 31
Changes in Non-Interest Income
(In Thousands)
		Increase (Decrease)			Increase (Decrease)
	Total 2004	Amount	Percentage	Total 2003	Amount	Percentage	Total 2002
Service Charges on Deposit Accounts	$ 5,559	$ 646	13.15%	$ 4,913	$ 1,273	34.97%	$ 3,640
Trust Fees	946	160	20.36%	786	(16)	(2.00)%	802
Brokerage	1,160	282	32.12%	878	(13)	(1.46)%	891
Other	1,729	(510)	(22.78)%	2,239	(116)	(4.93)%	2,355
Total Non-interest Income	$ 9,394	$ 578	6.56%	$ 8,816	$ 1,128	14.67%	$ 7,688
	======	======	=======	======	======	=======	======

Non-interest income increased $578 thousand or 6.56 percent when comparing 2004 results to 2003.  In the year 2004, non-interest income (fee income) contributed 19.4 percent to total revenue compared to 16.47 percent and 14.02 percent for the same periods in 2003 and 2002, respectively.  Due to current interest rate trends, fee incomes have been a critical source of revenue for the Company.  The contribution to non-interest income from Munford Union Bank for the post-acquisition period of 2002 was $612 thousand or 7.96 percent of total income in this category.  Since the acquisition took place in June of 2002, only seven months of income is reflected in the 2002 balance.  The most significant increase in non-interest income was derived from an increase in overdraft fees charged on checking accounts as a strategic result of implementing a new overdraft privilege product in the Southwest market.  The decrease in other non-interest income is primarily related to decreases in Bancshares' portion of income from its subsidiary, First Citizens/White and Associates Insurance Company, LLC, and decrease in cash surrender value of certain life insurance policies.   Income from net increase in cash surrender value of bank owned life insurance totaled $443 thousand, $696 thousand, and $536 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.  In addition, Bancshares' portion of other non-interest income generated by First Citizens/White and Associates Insurance Company, LLC for the years ending 2004, 2003 and 2002 totaled $315,000, $434,000, and $495,000, respectively and is included in this category.  In 2004, First Citizens/White and Associates Insurance Company, LLC brought suit to protect certain rights and earnings in 2004 were down due to related legal fees incurred.  Settlement of the subsidiary's litigation occurred early in 2005 in favor of the subsidiary and First Citizens' portion of the gain of approximately $150,000 will be recorded in the first quarter of 2005.  Brokerage fees are up 32.12% in 2004 due to expansion of brokerage services in our Southwest market and overall improvement in financial markets.

NON-INTEREST EXPENSE

The following table compares non-interest expense for the years ended December 31, 2004, 2003 and 2002:

Change in Non-Interest Expense
December 31
(In Thousands)
		Increase (Decrease)			Increase (Decrease)
	Total 2004	Amount	Percentage	Total 2003	Amount	Percentage	Total 2002
Salaries & Employee Benefits	$ 13,330	$ 777	6.19%	$ 12,553	$ 1,707	15.74%	$ 10,846
Occupancy Expense	3,903	88	2.31%	3,815	451	13.41%	3,364
Other Operating Expense	5,602	(156)	(2.71)%	5,758	633	12.35%	5,125
Total Non-Interest Expense	$ 22,835	$ 709	3.20%	$ 22,126	$ 2,791	14.43%	$ 19,335
	======	======	=======	======	======	=======	=====

The non-interest expense category is dominated by salary and benefit expense and comprises 58 percent of the total in year 2004, and 56 percent in years 2003 and 2002.  Employees receive incentives based on accomplishing a certain Return on Equity level calculated excluding incentives at the bank level as well as accomplishment of annual budget and business development goals.  Incentive pay totaled 11.24% of salaries and benefits compared to 10.93% in 2003 and 10.20% in 2002.  The increase in employee salaries and benefits is primarily due to hiring staff necessary to support growth and expansion into new markets as well as management succession planning.  Staffing and management of new branches is considered critical and is done prior to opening a new branch.  Strategic plans are to hire credible, experienced personnel to manage the new branches.  A comparison of the efficiency ratio for the years 2004, 2003 and 2002 reflects ratios of 65.46 percent, 63.19 percent, and 59.24 percent, respectively. The increase in efficiency ratio is also directly attributable to the short-term impact of opening new branches which are not yet or barely profitable.  The Company expects the efficiency ratio to decrease as the new branches are digested and become more profitable in 2005 and beyond.

The following table compares assets per employee (in thousands) for Bancshares compared to peer.  Peer information is obtained from Uniform Bank Performance Reports (UBPR) for the period noted except for December 31, 2004, which is compared to the most recent UBPR as of September 30, 2004.

December 31,	Assets Per Employee	Assets Per Employee Peer Group
2004*	$ 2,903	$ 3,630
2003*	$ 2,916	$ 3,540
2002*	$ 2,712	$ 3,400
2001**	$ 2,637	$ 3,350
2000**	$ 2,397	$ 2,860

*          Peer Group $500 million to $1 billion. Peer group changed upon acquisition in 2002.
**        Peer Group $100 million to $500 million.

Comparison of assets per employee for the Company compared to its peers reveals that the Company is more heavily staffed than its counterparts.  This is primarily a result of the growth through acquisitions and new branches that has occurred over the last five years.  New branches have an inefficient assets per employee ratio and thus, dilute the total assets per employee ratio as compared to peer.  The Company expects this comparison to improve going forward, as the expansion is somewhat slowed until the new Oakland and Collierville branches are up and profitable.  Although improvements are expected as the new branches grow, our commitment to the highest level of customer service may continue to cause the Company to be less than peer in this area due to the staff required to provide such a high level of customer service.

The 2.31 percent and 13.41 percent increases in net occupancy expense for 2004 and 2003 reflect the additional investments in new branches.  Martin and Arlington were opened in 2003 and Oakland's temporary facility was opened in 2004.  Equipment depreciation expense is driven by information technology demands in support of service delivery systems necessary to meet customer demand and the need to place the bank at a competitive advantage.  While every effort will be made to ensure efficiencies in these areas, the expansion strategy adopted by the board will continue to exert pressure on occupancy and depreciation expense as markets are expanded by future acquisitions and the establishment of new branches.

Other operating expenses for 2004 decreased slightly at 2.71 percent from December 31, 2003, which reflects careful management of controllable expenses and increased economies of scale after absorption of the Munford Union acquisition.  Management expects expenditures to increase in the foreseeable future during the absorption of the Oakland branch opened in 2004 and Collierville to be opened in 2005. Efforts to divest the bank of other real estate have been successful.  Other real estate assets total for 2004 is $337 thousand compared to $535 thousand, $1.8 million and $1.7 million as of December 31, 2003, 2002 and 2001, respectively, and is inclusive of $648 thousand in other real estate held by Munford Union at the time of the acquisition in 2002.  No impairment of goodwill has been recorded in 2004, 2003 or 2002.  Goodwill is 1.53% of total assets and 19.32% of total capital as of December 31, 2004.

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the three years ended December 31,2004, 2003 and 2002:

	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(In Thousands)
Non-Interest Bearing Demand Deposits	$ 72,272	0.00%	$ 62,836	0.00%	$ 49,005	0.00%
Savings Deposits	181,164	0.71	168,149	0.76	146,844	1.30
Time Deposits	311,671	2.36	313,562	2.65	267,681	3.16
Total Deposits	$ 565,107	1.53%	$ 544,547	1.76%	$ 463,530	3.17%
	========	=======	========	=======	========	=======

Market share data for the State of Tennessee, counties of Dyer, Lauderdale, Obion, Weakley, and Tipton is included in a table contained in Item 1 Banking Business of this report.  A review of the table reflects that First Citizens was a market share leader with $475 million in deposits accounting for 22.80 percent of total market share.  First State Bank, a competitor in markets of First Citizens was second in market share accounting for 19.18 percent of total deposits.  Bancshares' average deposits for 2004 were $565 million at an average rate of 1.53 percent as compared to $545 million at an average rate of 1.76% for 2003 and $464 million at an average rate of 3.17% for 2002.  First Citizens experienced a decline in deposits during the second quarter of 2004 and implemented major strategic action plans to grow deposits, primarily in the newer markets.  The success of these strategies resulted in net growth of 5.67% from $560 million at year-end 2003 to $592 million at year-end 2004.  In the current rate environment, all markets have demanded a competitively priced interest-bearing transaction account.  As a result evidenced in our Statement of Cash Flows for 2004, transaction deposit accounts increased approximately $20 million in 2004.  One of our deposit products is the Wall Street checking account introduced first quarter 2001, which continues to draw deposits that in the past had flowed to a similar deposit account offered by brokerage firms.  Wall Street accounts have significantly grown the last two years and were in excess of $77 million for year 2004, $64 million in 2003 and $46 million in 2002.  First Citizens continues to offer free checking to attract and retain deposit relationships.

Maturity distribution of time deposits reflects that 41.9% of total time deposits in the amount of $100,000 or more will reprice in the next twelve months.  Customers are hesitant to lock in rates on time deposit accounts for longer than twelve months given a lack of stability in the economy and low interest rate environment.  Time deposits maturing in over 12 months account for $71 million or 21.9% of maturity distribution total.

Core deposits serve as a source of liquidity for Bancshares.  The short-term borrowings table below reflects the maximum amount of borrowings at any month end during the respective years.  Short-term borrowings are used to manage fluctuations in liquidity based on seasonality of agricultural production loans.  As discussed previously, deposits declined during the second quarter of 2004.  Thus, the maximum amount of borrowings in any given month during 2004 was significantly higher than previous years due to the pace of loan growth coupled with declining deposits.  The success of strategies implemented to grow deposits resulted in positive growth of 5.67% for year 2004.  See also the Short Term Borrowings footnote included in the Consolidated Financial Statements in Item 8 of this report.

Long-term debt, primarily Federal Home Loan Bank Borrowings reflects average volume for 2004 of $69 million at an average rate of 5.12 percent compared to 2003 of $83.5 million at an average rate of 5.18% and $67 million in 2002 at an average rate of 5.36%. The average maturity for long-term borrowing is 6 years.  FHLB borrowings have various call features ranging from 1 to 5 years and the maturities range from 2008 to 2011.  Under the current and forecasted rate environments, none of these borrowings are likely to be called and therefore are not included in current liabilities on the Consolidated Balance Sheet included in Item 8 of this report.  Federal Home Loan Bank borrowings are comprised of fixed rate positions ranging from 2.85% to 6.55%.  Correspondent debt and Trust Preferred debt were affiliated with the Munford Union acquisition and are variable.  Debt associated with this acquisition was reduced approximately $1.3 million (principal) since 2002.

Correspondent debt is tied to prime rate less 100 basis points and trust preferred debt is tied to 30-day LIBOR plus 360 basis points. Liquidity management and long term borrowings are discussed within the Liquidity section of this report.

SHORT TERM BORROWINGS

The following presents short-term borrowing balances at year end, maximum borrowings at month end during the year and average cost for the periods presented:

	12/31/2004	12/31/2003	12/31/2002
Amount Outstanding - End of Period	$ 1,000	$ 967	$ 1,000
Maximum Amount of Borrowings at Any Month End During the Year	$ 25,732	$ 15,544	$ 11,300
Year-to-Date Daily Average	9,656	2,364	3,048
Weighted Average Cost	1.43%	1.14%	1.61%

LONG TERM BORROWINGS

The following presents average volumes, rates, maturities, and re-pricing frequencies for long-term debt:

	Average Volume	Average Rate	Average Maturity	Repricing Frequency
FHLB Borrowings	$ 69,399	5.12%	6 years	Fixed
Correspondent Debt	8,676	3.50%	8 years	Variable
Trust Preferred Debt	5,155	5.14%	8 years	Variable

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER

Deposits over $100,000 increased $17.6 million or 12% from 2003 to 2004.  The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of the bank on December 31, 2004.

December 31
(In Thousands)

	2004		2003
	Amount	Percent	Amount	Percent
Maturing in:
3 months or less	$ 59,566	36.89%	$ 50,484	35.09%
Over 3 through 12 months	76,450	47.34	61,598	42.82
Over 12 months	25,474	15.77	31,797	22.10
Total	$ 161,490	100.00%	$ 143,879	100.00%
	=======	=======	========	======

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
(FIRST CITIZENS NATIONAL BANK)

The following presents the year-to-date daily average balance sheet and net interest income analysis for First Citizens National Bank:

	Summary - Average Condensed Balance Sheet and Net Interest Income Analysis
	Average Balances and Interest Rates
	(In Thousands)
	2004			2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 513,678	$ 33,302	6.48%	$ 474,956	$ 34,055	7.17%	$ 411,890	$ 32,698	7.94%
Investment Securities:
Taxable	117,835	4,169	3.54%	109,170	3,656	3.35%	100,344	4,678	4.66%
Exempt (4)	38,064	2,226	5.85%	37,223	2,477	6.65%	28,421	2,019	7.10%
Interest Earning Deposits	732	3	0.41%	547	6	1.10%	2,521	23	0.91%
Federal Funds Sold	5,041	74	1.47%	13,479	154	1.14%	13,987	238	1.70%
Total Interest Earning Assets	$ 675,350	$ 39,774	5.89%	$ 635,375	$ 40,348	6.35%	$ 557,163	$ 39,656	7.12%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	$ 15,835			$ 16,807			$ 14,355
Bank Premises and Equipment	22,293			19,950			16,522
Other Assets	33,332			39,537			28,778
Total Assets	$ 746,810			$ 711,289			$ 616,818
	========			========			========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Savings Deposits	$ 181,164	$ 1,288	0.71%	$ 168,149	$ 1,287	0.76%	$ 146,844	$ 1,922	1.31%
Time Deposits	311,671	7,348	2.36%	313,562	8,333	2.66%	267,681	8,465	3.16%
Federal Funds Purchased and Other Interest Bearing Liabilities	117,316	4,713	4.02%	105,634	4,532	4.29%	98,192	4,321	4.40%
Total Interest Bearing Liabilities	$ 610,151	$13,349	2.19%	$ 587,345	$ 14,152	2.41%	$ 512,717	$ 14,708	2.87%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	$ 72,272			$ 62,836			$ 49,005
Other Liabilities	5,036			4,780			3,040
Total Liabilities	$ 687,459			$ 654,961			$ 564,762

Shareholders' Equity	$ 59,351			$ 56,328			52,056

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 746,810			$ 711,289			$ 616,818
	========			========			========
NET INTEREST INCOME		$ 26,425			$ 26,196			$ 24,948
		======			======			======
NET YIELD ON AVERAGE EARNING ASSETS			3.91%			4.12%			4.48%
			=====			=====			=====
_____________________
(1)  Loan totals are shown net of interest collected, not earned and loan loss reserves.

(2)  Fee Income is included in interest income and the computations of the yield on loans.

(3)  Includes loans on non-accrual status.

(4)  Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

Interest earning assets at year-end total $675,350 thousand at an average rate of 5.89% in 2004, $635,375 thousand at an average rate of 6.35% in 2003, and $557,163 thousand at an average rate of 7.12% in 2002.  Interest bearing liabilities at year end total $610 thousand at a cost of 2.19% in 2004, $587 thousand at a rate of 2.41% in 2003 and $513 thousand at a rate of 2.87% in 2002.  Trends of increasing balances on the balance sheets coupled with decreasing rates continued in 2004 from 2002 and 2003 until federal funds rates began rising in the second half of 2004.  The increase in rates is expected to result in higher loan yields and higher cost of funds in 2005.

VOLUME/RATE ANALYSIS

The following table is an analysis of the impact of the changes in balances and rates on interest income and interest expense changes from 2004 to 2003 as well as from 2003 to 2002:

	2004 Compared to 2003			2003 Compared to 2002
	Due to Changes in:			Due to Changes in:
	Average Volume	Average Rate	Total Increase/ (Decrease)	Average Volume	Average Rate	Total Increase/ (Decrease)
	(In Thousands)
Interest Earned On:
Loans	$ 2,510	$ (3,263)	$ (753)	$ 4,522	$ (3,165)	$ 1,357
Taxable Investments	307	206	513	295	(1,317)	(1,022)
Tax Exempt Investment Securities	49	(300)	(251)	585	(127)	458
Interest Bearing Deposits with Other Banks	1	(4)	(3)	(22)	5	(17)
Federal Funds Sold and Securities Purchased Under Agreement to Resell	(124)	44	(80)	(6)	(78)	(84)
TOTAL INTEREST EARNING ASSETS	$ 2,743	$ (3,317)	$ (574)	$ 5,374	$ (4,682)	$ 692
Interest Paid On:
Savings Deposits	93	(92)	1	162	(797)	(635)
Time Deposits	(45)	(940)	(985)	1,216	(1,348)	(132)
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	469	(288)	181	319	(108)	211
TOTAL INTEREST BEARING LIABILITIES	517	(1,320)	(803)	1,697	(2,253)	(556)
NET INTEREST EARNINGS	$ 2,226	$ (1,997)	$ 229	$ 3,677	$ (2,429)	$ 1,248
	======	======	======	======	======	======

The above table indicates that growth is the driver of increased net interest earnings in 2004 and the impact of the growth is diluted by trends in yields on earning assets and cost of funds.  Margin pressures continued in 2004 even when the federal funds rate began increasing in June 2004.  As long-term rates have not followed the trend of rising short-term rates, the yield curve has flattened and continues to shrink spreads.  Thus, the change in rates is a negative factor for most categories in the above table.

LOAN PORTFOLIO ANALYSIS

The following compares the loan portfolio mix as of year-end for the last five years:

COMPOSITION OF LOANS
	December 31
	(In Thousands)
	2004	2003	2002	2001	2000
Real Estate Loans:
Construction	$ 99,028	$ 71,599	$ 57,758	$ 36,862	$ 34,195
Mortgage	321,957	305,077	285,759	225,743	197,040
Commercial, Financial and Agricultural Loans	72,330	70,658	67,732	64,496	63,703
Installment Loans to Individuals	38,550	37,401	39,089	39,200	42,754
Other Loans	4,147	3,372	3,142	2,725	3,267
TOTAL LOANS	$ 536,012	$ 488,107	$ 453,480	$ 369,026	$ 340,959
	======	=======	=======	=======	=======

* Includes mortgage loans to be sold in secondary market. Secondary market mortgages total $1.3 million, $2.4 million, $5.9 million, $4.0 million and $1.2 million for 2004, 2003, 2003, 2001 and 2000, respectively.

CHANGES IN LOAN CATEGORIES

Loan growth was 9.81% for the year ended December 31, 2004.  The following details the breakdown of that growth by category for 2004 (in thousands):

Loan Category	Increase (Decrease)	Percent Change
Real Estate Loans:
Construction	$ 27,429	38.31%
Mortgage	16,880	5.53%
Commercial, Financial and Agricultural	1,672	2.37%
Installment Loans to Individuals	1,149	3.07%
Other Loans	775	22.98%
TOTAL LOANS	$ 47,905	9.81%
	=======	========

Total loans at December 31, 2004 were $536 million compared to $488 million at December 31, 2003, and $453 million at December 31, 2002.  Loans for this discussion include loans that are sold in the secondary mortgage market.  Loans to be sold in the secondary mortgage market are separately classified in the Consolidated Financial Statements included in Item 8 of this report.  Secondary market mortgages total $1.3 million, $2.4 million, $5.9 million, $4.0 million and $1.2 million for 2004, 2003, 2002, 2001 and 2000, respectively.  See also Notes 4, 5 and 6 of the Consolidated Financial Statements included in Item 8 of this report.  Interest and fees earned on secondary mortgage loans are included in interest and fees on loans as discussed in this report. Net loan growth in 2004 to 2003 consisted primarily of growth centered in Real estate loan category of $44 million or 11.76%.  Construction and permanent financing of one to four family residential loans has been the focus of the banks' marketing program over the past two years with residential loan rates at the lowest point in many years.  Loan growth in 2003 was 7.64% including 9.7% growth in real estate loans.  Loan growth in 2004 and 2003 is a result primarily of growth in the newer markets served.  Loan growth in 2002 from 2001 (excluding acquisitions) increased only $14 million or 3.91 percent when comparing the current period to December 2001.  Weak loan growth in other areas of the portfolio can be attributed to the slowing economy, a tightening in consumer credit underwriting standards and a rise in unemployment rates in certain markets in which the bank operates. In spite of economic conditions, overall loan portfolio quality remains high with approximately $421 million or 78.5 percent of total portfolio volume recorded in real estate loans; $72 million or 13.4 percent in Commercial and Agricultural loans and $38 million or 7 percent of total portfolio in installment loans to consumers.  Portfolio quality remains strong with the ratio of net charge offs to average net loans outstanding for the years of 2004, 2003, and 2002 at 0.16%, 0.08%, and 0.20%.  Non performing assets as a percent of total loans plus foreclosed property at current year end represent 0.51% compared to 0.39% and 1.24% at year end 2003 and 2002, respectively.  The loan loss reserve as a percent of loans is 1.16% and is consistent with the 1.15-1.25 percent range maintained over the past five years.  Overall, Loan demand over the next twelve months is expected to continue to grow from 5-10 percent based on the expected economic conditions of markets served and strategic objectives to grow and maintain existing customer bases in markets served.

Unemployment rates for year-end 2004, 2003 and 2002 in counties in which Bancshares does business are as follows:

	2004	2003	2002
Dyer	5.8%	6.4%	5.8%
Lauderdale	10.0%	13.7%	9.1%
Obion	5.9%	7.4%	5.2%
Shelby	6.2%	5.4%	4.5%
Tipton	6.5%	7.0%	5.8%
Weakley	5.5%	7.5%	6.1%
Fayette	12.0%	N/A	N/A

Unemployment rate for the state of Tennessee as of the end of each quarter of 2004 were 5.0%, 4.8%, 5.1%, and 4.8%, consecutively.

The following data details the internally classified loans by category as of December 31, 2004 (in thousands):

Category	Total Outstanding	Internally Classified	Problem Loans % of Category
Residential Real Estate	$ 172,369	$ 4,574	2.65%
Home Equity Lines	23,475	288	1.23%
Ag. Real Estate	32,703	214	0.65%
Commercial Real Estate	183,406	2,380	1.30%
Commercial Other	50,124	760	1.52%
Installment Loans	36,303	311	0.86%

Internally classified loans are those loans that have certain characteristics or circumstances that warrant additional monitoring of credit quality and may require specific reserve allocations as determined in accordance with SFAS No. 114.

Concentrations of credit are defined in accordance with regulatory guidelines as 25 percent of gross capital of the bank or $18,449,000 as of year-end 2004.  As of this date there are no concentrations of credit within the portfolio that represent one certain industry or a specific type of loans within these categories.  Real estate loans account for approximately 78.5 percent of the total loan portfolio.  Within real estate loans, residential mortgage loans (including residential construction) are the largest category comprising 38 percent of total loans, which historically have low loan loss experience.  The following table lists categories of real estate loans, volume and category type as a percentage of total loans and loan policy limits established for each category:

Category	Volume	Actual Percentage	Policy Percentage
Agricultural	$ 32,703	6.10%	20.00%
Land Acquisition Development & Commercial Construction	46,309	8.64%	10.00%
Commercial Permanent	105,770	19.73%	30.00%
Residential Construction	27,080	5.05%	10.00%
Residential Mortgage	160,116	29.87%	40.00%

REPOSSESSED REAL PROPERTY:

The book value of repossessed real property held by Bancshares at December 31, 2004 was $337 thousand compared to $535 thousand in 2003.  Repossessed real property at the end of December 31, 2002 and 2001 was $1.7 million.  Foreclosed properties have been listed with local realtors and a plan to market those properties is in place.

POLICY GUIDELINES

Loan Administration sets policy guidelines approved by the Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes board-approved guidelines for collateralization, loans in excess of loan to value (LTV) limits, maximum loan amount, and maximum maturity and amortization period for each loan type.  Policy guidelines for loan to value ratios and maturities related to various collateral are as follows:

Collateral	Maximum Amortization	Maximum LTV
Real Estate	Various (see discussion)	Various (see discussion)
Equipment**	5 Years	75%
Inventory	5 Years	50%
A/R	5 Years	75%
Livestock	5 Years	80%
Crops	1 Year	50%
Securities*	10 Years	75% (Listed)
Securities*	10 Years	80% (Unlisted)

* Maximum LTV on margin stocks (stocks not listed on a national exchange) when proceeds are used to purchase or carry same, shall be 50%.
** New farm equipment can be amortized over seven years.

Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, Bancshares will strive to maintain a real estate loan portfolio diversification.

Bancshares' policy is that no real estate loan will be made (except in accordance with provisions for certain loans in excess of supervisory limits provided for hereinafter) that exceed the loan-to-value percentage limitations ("LTV limits") designated by category as follows:

Loan Category	LTV Limit
Raw Land	65%
Land Development or Farmland	75%
Construction:
Commercial, Multi-family, and Other Non-residential	80%
1-4 Family Residential	80%
Improved Property	80%
Owner-occupied 1-4 Family and Home Equity	80%

Multi-family construction loans include loans secured by cooperatives and condominiums.  Owner-occupied 1-to-4 family and home equity loans, which equal or exceed 80% LTV at origination must have either private mortgage insurance or other readily marketable collateral pledged in support of the credit.

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

  AMORTIZATION SCHEDULES

  Every loan must have a documented repayment arrangement. While reasonable flexibility is necessary to meet the credit needs of customers, in general all loans should be repaid within the following time frames:

Loan Category	Amortized Period
Raw Land	10 Years
Construction:
Commercial, Multi-family, and Other Non-residential	20 Years
1-4 Family Residential	20 Years
Improved Property/Farmland	20 Years
Owner-occupied 1-4 Family and Home Equity*	20 Years
* Residential mortgages on 30-year amortizations are typically sold in the secondary market.

  AVERAGE LOAN YIELDS

  The average yield on loans of the subsidiary bank for the years indicated are as follows:

2004	6.48%
2003	7.17%
2002	7.93%
2001	9.22%
2000	9.57%

  The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was approximately $94 million at year end.  Other information in reference to commitments and standby letter of credits is included in Note 18 of the Consolidated Financial Statements included in Item 8 of this report.

  LOAN MATURITIES

	Due in One Year or Less	Due After One Year but Within Five Years	Due After Five Years
	(In Thousands)
Real Estate	$ 103,028	$ 228,902	$ 89,055
Commercial, Financial and Agricultural	40,387	29,584	2,359
All Other Loans	13,556	28,746	395
Totals	$ 156,971	$ 287,232	$ 91,809
	=======	=======	=======

  Loans with Maturities After One Year for which:
                                                                                                          (In Thousands)
  Interest Rates are Fixed or Predetermined                                     $255,320
  Interest Rates are Floating or Adjustable                                       123,721

  The degree of interest rate risk to which a bank is subjected can be controlled through a well managed asset/liability management program.

  Bancshares controls interest rate risk by matching assets and liabilities, better explained by employing interest-sensitive funds in assets that are also interest sensitive.  Bancshares is asset sensitive since assets reprice at a much faster rate than liabilities.  This means that in a rising rate environment (with a normal yield curve) of one to two percent net income would improve, while a flat rate or a lower rate environment would result in diluted interest rate margins and net income. In recent years the interest rate environment as well as competitive pricing strategies of Bancshares' competition has resulted in a transition in the loan portfolio from primary floating or adjustable rates to a more predetermined or fixed rate portfolio. Approximately $300 million or 56 percent of loans will re-price immediately or over the next twelve months, while $282 million or 53% of outstanding loans will mature after one year, but within five years.  Only $92 million or approximately 17% of outstanding loans bear maturities of greater than five years.

  NON-PERFORMING LOANS

Non-accrual, Restructured and Past Due Loans and Foreclosed Properties
December 31,
(In Thousands)

	2004	2003	2002	2001	2000
Non-accrual Loans	$ 1,581	$ 1,174	$ 2,216	$ 1,600	$ 1,389
Restructured Loans	--	--	--	--	--
Other Real Estate	337	535	1,730	1,730	318
Other Repossessed Assets	2	--	--	--	--
Loans and Leases 90 Days Past Due and Still Accruing Interest	798	223	1,701	1,228	1,621
Total Non-Performing Loans and Other Assets	$ 2,718	$ 1,932	$ 5,647	$ 4,558	$ 3,328
	======	======	=======	======	======
Non-Performing Assets as a Percent of Loans and Leases Plus Foreclosed Property at End of Year	0.51%	0.39%	1.25%	1.23%	0.56%
Allowance as a Percent of:
Non-Performing Assets	229.54%	316.97%	99.21%	88.08%	194.06%
Gross Loans	1.16%	1.25%	1.24%	1.08%	1.10%
Addition to Reserve as a Percent of Charge-Offs	90.44%	237.80%	179.00%	118.10%	103.29%
Loans and Leases 90 days Past Due as a Percent of Loans and leases at year end	0.44%	0.04%	0.37%	0.33%	0.47%
Recoveries as a Percent of Gross Charge-Offs	20.66%	55.38%	51.34%	30.98%	19.69%

  Non-performing assets consist of non-accrual loans, restructured loans, foreclosed properties, and loans and leases 90 days past due and still accruing interest.  Non performing assets as a percent of total loan portfolio at December 31, 2004, 2003 and 2002, were $2.7 million or 0.51%, $1.9 million or .39%, $5.7 million or 1.25% of total loans plus foreclosed property, respectively. Loans and leases 90 days past due and still accruing interest total $798 thousand as of year-end 2004 compared to $223 thousand in 2003 and $1.7 million in 2002.  The allowance for loan loss as a percent of non-performing assets was 230%, 317%, and 99%, as of December 31, 2004, 2003, and 2002, respectively.  The allowance as a percent of gross loans for the same time periods was 1.16%, 1.25% and 1.24%.  Although a slightly negative trend exists in comparing 2004 to 2003, overall portfolio quality remains strong and the trend going forward is not expected to continue at a materially negative direction.   Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day past due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term.  A debt is well secured if it is secured (1) by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.  Loans that represent a potential loss are adequately reserved for in the provision for loan losses.

  Interest income on loans is recorded on an accrual basis.  The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses.  The gross interest income that would have been recorded for the twelve months ending December 31, 2004 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $94,000 compared to $84,000 for the same period in 2003.  Interest income on loans reported as ninety days past due and on interest accrual status was $69,000 for 2004 and $65,000 for 2003. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans".  Bancshares has no Restructured Loans for the period being reported.

  Certain loans contained on the Internally Classified Problem Loan List are not included in the listing of non-accrual, past due or restructured loans. Management is confident that, although certain of these loans may pose credit problems, any potential for loss has been provided for by specific allocations to the Loan Loss Reserve Account.  Loan officers are required to develop a "Plan of Action" for each problem loan within their portfolio. Adherence to each established plan is monitored by Loan Administration and re-evaluated at regular intervals for effectiveness.

  LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

(In Thousands)
December 31,

	2004	2003	2002	2001	2000
Average Net Loans Outstanding	$ 513,678	$ 411,890	$ 359,296	$ 330,468	$ 323,047
Balance of Reserve for Loan Losses at Beginning of Period	6,124	5,653	4,015	3,763	3,718
Loan Charge-Offs	(1,036)	(919)	(1,743)	(2,017)	(1,701)
Recovery of Loans Previously Charged Off	214	509	895	625	335
Net Loans Charged Off	(822)	(410)	(848)	(1,392)	(1,366)
Additions to Reserve Charged to Expense	937	975	1,518	1,644	1,411
Changes incident to Mergers	-	(94)	968	--	--
Balance at End of Period	$ 6,239	$ 6,124	$ 5,653	$ 4,015	$ 3,763
	======	======	======	======	======
Ratio of Net Charge-Offs to Average Net Loans Outstanding	0.16%	0.08%	0.20%	0.38%	0.40%

  The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years.  The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.  Changes to the Reserve Account for the year just ended consisted of (1) loans charged off of $1,036 thousand, (2) recovery of loans previously charged off $214 thousand, and (3) additions to reserves totaling $937 thousand.  This compares to charge-offs of $919 thousand, recoveries of $509 thousand and additions to reserve from current earnings of $975 thousand in 2003.

  An analysis of the allocation of the Allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, May, August, and November) and reported to the board at its meeting immediately preceding quarter-end. Requirements of FASB 114 & 118 have been incorporated into the policy for Accounting by Creditor for impairment of a loan.  A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractual terms of the loan. Impairment means:  (1) Impairment of a loan shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value. The impairment decision will be reported to the Board of Directors and other appropriate regulatory agencies as specified in FASB 114 and 118.  Bancshares will continue to follow regulatory guidelines for income recognition for purposes of generally accepted accounting principles, as well as regulatory accounting principles.

  An annual review of the loan portfolio to identify the risks will cover a minimum of 70% of the gross portfolio less installment loans.  In addition, any single note or series of notes directly or indirectly related to one borrower which equals 25% of the banks legal lending limit are included in the review.

  In determining probable losses on loans, management heavily weighs historical losses and how soon and accurately management was able to identify such losses.  If significant differences are evident, then justification is addressed.  If probable losses are detected then appropriate assets are identified as impaired, analyzed, and specific allocations funded in order to avoid extraordinary charges to reserve. It is incumbent upon loan administration to ensure that assets are graded for quality in a timely manner and appropriate reserves maintained, based on internal analysis. Local trends in sales tax receipts, unemployment, and economic development are assessed quarterly and adjustments made to allowance based on upward or downward trends to these elements. National economic conditions are monitored but direct a much lesser impact on allowance determination.  For analysis purposes, the loan portfolio is separated into the following four classifications:

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

  The following table identifies charge-offs and recoveries by category for the years presented:

	Year Ending December 31, (In Thousands)

Charge-Offs:	2004	2003	2002	2001	2000
Domestic:
Commercial, Financial & Agricultural	$ (459)	$ (139)	$ (188)	$ (1,537)	$ (761)
Real Estate - Construction	(115)	--	--	--	--
Real Estate - Mortgage	(138)	(398)	(803)	(480)	(340)
Installment Loans to Individuals & Credit Cards	(324)	(382)	(752)	(795)	(600)
Total Charge-offs	$ (1,036)	$ (919)	$ (1,743)	$ (2,017)	$ (1,701)
Recoveries:
Domestic:
Commercial, Financial and Agricultural	$ 66	$ 142	$ 91	$ 336	$ 52
Real Estate - Construction	3	--	--	--	--
Real Estate - Mortgage	37	237	565	95	39
Installment Loans to Individuals & Credit Cards	108	130	239	194	244
Total Recoveries	214	509	895	625	335
Net Charge-offs	$ (822)	$ (410)	$ (848)	$ (1,392)	($ 1,366)
	=======	=======	=======	=======	=======

  INVESTMENT SECURITIES ANALYSIS

  The following presents the composition of securities for the last five years:

	December 31, (In Thousands)
	2004	2003	2002	2001	2000
U.S. Treasury & Government Agencies	$ 101,105	$ 102,117	$ 101,415	$ 74,335	$ 82,707
State & Political Subdivisions	39,352	38,719	35,906	17,798	13,959
All Others	6,680	8,844	5,551	12,141	6,428
TOTALS	$ 147,137	$ 149,680	$ 142,872	$ 104,274	$ 103,094
	=======	=======	=======	=======	======

  MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 2004

  The following presents contractual maturities and yields by category for debt securities:

	Maturing Within One Year		Maturing After One Year But Within Five Years		Maturing After Five Years But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
U.S. Treasury and Government Agencies	$ -	0.00%	$ 24,577	3.37%	$ 39,565	3.84%	$ 36,964	3.04%	$ 101,106
State and Political Subdivisions*	166	7.24	7,210	5.39	13,485	7.09	18,490	7.51	39,351
All Others	-	0.00	1,065	6.67	5,571	6.08	--	0.00	6,636
Total debt securities	$ 166		$ 32,852		$ 58,621		$ 55,454		$ 147,093
Equity securities									44
Total									$147,137
									========
________________________________ * Yields on tax free investments are stated on a tax-equivalent basis calculated using a federal statutory rate of 34 percent.

  HELD TO MATURITY AND AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 2004

	Held to Maturity		Available for Sale
	(In Thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ -	$ -	$ 534	$ 531
U.S. Government Agencies and Corporation Obligations	-	-	101,229	100,574
Securities Issued by States and Political Subdivisions in the U.S.:
Taxable Securities	-	-	-	-
Tax-exempt Securities	785	810	36,626	38,567
U.S. Securities:
Other Debt Securities	-	-	6,364	6,636
Equity Securities	-	-	10	44
Total	$ 785	$ 810	$ 144,763	$ 146,352
	=====	======	=======	=======

  (1) In addition to amounts presented above, the Bank also has $5.1 million in Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost.  FHLB and FRB stocks are listed as a separate line item on the Consolidated Balance Sheets included in Item 8 of this report.

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

  Objectives of investment portfolio management are to provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change, and optimize investment performance.  Investments also serve as collateral for government, public funds, and large deposit accounts that exceed Federal Deposit Insured limits.  Pledged investments at year-end 2004 had a fair market value of $113 million.  Total held-to-maturity and available-for-sale investments at December 31, 2004, 2003 and 2002 were $147 million, $150 million, and $143 million.  Contractual maturities within one year are $166,000 as of December 31, 2004 compared to $11 million or 8% of portfolio in 2003.  The average expected life is 4.2 years, 4.43 years, and 5.75 years for 2004, 2003 and 2002, respectively.  A review of peer data indicates the portfolio yield has been less than peers as a result of above average maturities, pay downs, and calls occurring in years 2003 and 2002 but in 2004, investment yields are in line or slightly ahead of peer.  Tax Equivalent Yield on Investment Securities was 4.09 percent compared to peer average of 4.05 percent as of September 30, 2004, the most recent peer data available.

  Nevada III and IV were formed in 2002 to house investments of the newly acquired Munford Union Bank.  Annual savings in 2002 and 2001 resulting from formation of these corporations, net of management fees exceeded $300 thousand.  A change in interpretation of Tennessee Excise Tax law in second quarter 2003, retroactive to January 1, 2003 resulted in a negative impact to Bancshares earnings of over $300,000 in 2003.  Nevada III and IV were dissolved with the merger of Munford Union to First Citizens National Bank.  The bank's investment portfolios are managed through a portfolio advisory agreement with FTN Financial.

  The company classifies investments by intent into trading, available-for-sale and held-to-maturity categories in accordance with generally accepted accounting principles.  The company held no securities in the trading category for any period presented in this report and does not expect to in 2005.  Bancshares' investment strategy is to classify most of the portfolio as available for sale, which are carried on the balance sheet at fair market value.  Classification of available for sale investments allows flexibility to actively manage the portfolio under various market conditions.  U. S. Treasuries and Agencies account for 69 percent of the investment portfolio with mortgage related investments comprising the largest percentage of this category and approximately 50 percent of total portfolio.  Precisely defined mortgage related investments produce consistent cash flows and enable the Company to defend against rising interest rates.  The Statement of Cash Flows included in Item 8 of this report reflect above average maturities, pay-downs and calls in the investment portfolio over the last three years.  Current strategies are to promote a less option-oriented portfolio structure accomplished through decreasing allocations to CMOs and New Issue Callable Agencies and increasing allocations to bullet agency and municipal sectors.

  Also purchased were certain derivative financial instruments as described in Note 3 of the Consolidated Financial Statements, primarily to hedge interest rate fluctuations.

  The following table allocates by category unrealized Gains/Losses within the available-for-sale portfolio as of December 31, 2004 (in thousands):

	Unrealized
	Gains	Losses	Net

U.S. Treasury Securities and Obligations of U.S. Government Agencies and Corporations	$ 232	$ (890)	$ (658)
Obligations of States and Political Subdivisions	2,058	(117)	1,941
All Others	327	(21)	306
Totals	$ 2,617	$ (1,028)	$ 1,589
	======	=======	======

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information called for by this Item is incorporated herein by reference to the "Interstate Rate Risk Management" subsection  2, 18 & 19 to the Consolidated Financial Statements.

  AGGREGATE CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

  Contractual Obligations are due as follows:

	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Unfunded Loan Commitments	$ 89,266	$ 89,266	$ -	$ -	$ -
Standby Letters of Credit	5,158	5,158	-	-	-
Long Term Debt*	84,481	528	1,061	11,120	71,772
Capital Lease Obligations	--	--	--	--	--
Operating Leases	891	469	397	25	--
Purchase Obligations	--	--	--	--	--
Other Long Term Liabilities	--	--	--	--	--
Total	$ 85,372	$ 997	$ 1,458	$ 11,145	$ 71,772
	======	====	======	======	======

  * Long-term debt is presented as principal only excluding interest.

  Information regarding executive employee contracts is incorporated herein by reference to the Proxy Statement dated March 18, 2005.

  Except for unfunded loan commitments and standby letters of credit, First Citizens does not materially engage in off balance sheet activities and does not anticipate material changes in volume going forward.

  Notes 13 and 18 of the Consolidated Financial Statements included in Item 8 of this report reflect long term obligations and off balance sheet risk.

  LIQUIDITY AND INTEREST RATE SENSITIVITY

  Liquidity is managed in a manner to ensure the availability of ample funding to satisfy loan demand, fund investment opportunities, and large deposit withdrawals.  The primary funding sources for Bancshares includes customer core deposits, Federal Home Loan Bank borrowings, as well as correspondent bank and other borrowings.  Customer based sources accounted for 83.2 percent of funding for the current year versus 83.1 percent for the prior year.  Borrowed funds from the Federal Home Loan Bank amounted to 9.9 percent ($71 million) in 2004 compared to 10.32 percent ($69 million) of total funding for 2003.  The Bank had additional borrowing capacity of approximately $18 million with Federal Home Loan Bank at year-end 2004.  As of December 31, 2004, First Citizens held $23 million in short term Certificates of Deposit from the State of Tennessee. At year-end 2004, First Citizens held $21 million in brokered Certificates of Deposit, representing 3.5% of total deposits.  This compares to $15 million or 2.6% of total deposits at year-end 2003.

  Bancshares liquidity position is further strengthened by ready access to a diversified base of wholesale borrowings which include lines of credit with the Federal Home Loan Bank, FTN Financial, federal funds purchased, securities sold under agreements to repurchase, Brokered certificates of deposit and others.  Bancshares has a line of credit for $13 million earmarked for acquisitions and other financial needs of the holding company with approximately $4.4 million available at year-end 2004.  Bancshares has a crisis contingency liquidity plan to defend against any material downturn in the liquidity position.

  Loan growth was approximately 10 percent compared to deposit growth of 5.67% in 2004.  During second and third quarters 2004, loan growth was primarily funded through short-term borrowings with correspondents.  Most of the 5.67% deposit growth occurred during fourth quarter of 2004 as a result of successful implementation of strategic plans to grow deposits coupled with typical seasonal increases in deposits.  The trend of loan growth outpacing deposit growth is expected to continue in 2005 and will exert pressure on liquidity especially during seasonal fluctuations of deposits.  Management will continue to focus strategic activities on growing deposits as well as carefully monitoring and managing liquidity levels and sources.

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

  Liquidity is an ongoing concern of the company's Asset/Liability Committee, which continues to seek alternative funding sources that are conducive to our net interest margin strategies.  The following table reflects liquidity position of First Citizens National Bank as of December 31, 2004 and 2003 in comparison to the OCC Liquidity Benchmarks.

OCC Liquidity Benchmark	Actual 12/31/2004	Actual 12/31/2003
Short Term Liabilities/Total Assets > 20%	16.41%	15.63%
On Hand Liquidity to Total Liabilities < 8%	7.91%	11.05%
Loan to Deposits < 80%	90.39%	86.94%
Wholesale Funds/Total Sources > 15%	16.53%	14.92%
Non Core Funding Dependence > 20%	51.52%	59.29%

  There are no known trends or uncertainties that are likely to have a material effect on Bancshares' liquidity or capital resources. There currently exist no recommendations by regulatory authorities, which, if implemented, would have such an effect.  There are no matters of which management is aware that have not been disclosed.

  Interest rate sensitivity varies with different types of interest earning assets and interest-bearing liabilities.  Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more sensitive than long-term investment securities and fixed rate loans. The shorter-term interest sensitive assets and liabilities are key to measurement of the interest sensitivity gap. Minimizing this gap is a continual challenge and a primary objective of the asset/liability management program.

  The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. Interest rate risk is separated and analyzed according to the following categories of risk: (1) re-pricing (2) yield curve (3) option risk (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy.  Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank's gap position or asset/liability management strategies.  The following data schedule reflects a summary of Bancshares' interest rate risk using simulations. The projected 12-month exposure is based on 5 different rate movements (flat, rising, or declining).  In a rising rate cycle, non-maturity deposits will not re-price until a 100 basis point rise takes place.  In a declining rate cycle, non-maturity deposits will re-price with market conditions until deposits hit a floor position.

  Interest Rate Risk
  December 2004
  (In Thousands)

  Tier Capital                        $52,684

  Projected 12 Month Exposure

Net Interest Income Levels	Rate Moves in Basis Pts.	Current Position	Possible Scenarios	Variance	% of Net Int Income	Policy Standard %
Declining 2	(200)	$ 24,282	$ 23,788	($ 494)	-2.03%	20.00%
Declining 1	(100)	24,282	24,448	166	0.68%	10.00%
Most Likely-Base	0	24,282	24,282	0	0.00%	0.00%
Rising 1	100	24,282	24,037	($ 245)	-1.01%	-10.00%
Rising 2	200	24,282	22,914	($ 1,368)	-5.63%	-25.00%

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

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/04
  (In Thousands)

	VARIABLE BALANCE	< 3 MON YEARS BAL	3-12 MONTHS BAL	1-3 YEARS BAL	3-5 YEARS BAL	5-10 YEARS BAL	10+ BAL	NON SENSITIVE BAL	TOTAL

Assets:
Total Cash and Due From	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 18,384	$ 18,384
Total Investments	-	7,319	26,862	39,800	25,980	37,993	12,665	1,574	152,193

Total Fed Funds Sold	-	15,002	-	-	-	-	-	-	15,002
Total Net Loans	179,870	133,202	166,295	161,430	49,985	12,656	12,444	(6,239)	529,773

Total Other Assets	-	-	-	-	-	-	-	57,852	57,852
Total Assets	$ 179,080	$ 155,523	$ 193,157	$ 201,230	$ 75,965	$ 50,649	$ 25,109	$ 71,571	$ 773,204
	=========	=========	=========	=========	=========	=========	=========	=========	=========
Liabilities:
Total Demand	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 74,596	$ 74,596
Total Savings	77,037	-	27,296	47,796	20,501	97,537	-	-	193,130
Total Time	-	100,432	151,640	55,693	15,369	1,522	-	-	324,656
Total Deposits	77,037	100,432	178,936	103,489	35,870	99,059	-	74,596	592,382

Total Borrowings	37,227	39,189	4,077	775	12,921	59,130	-	-	116,092
Other Liabilities	-	-	-	-	-	-	-	3,522	3,522
Total Other Liabilities	37,227	39,189	4,077	775	12,921	59,130	-	3,522	119,614
Total Liabilities	114,264	139,621	183,013	104,264	48,791	158,189	-	78,118	711,996

Total Equity	-	-	-	-	-	-	-	61,208	61,208

Total Liability/Equity	$ 114,264	$ 139,621	$ 183,013	$ 104,264	$ 48,791	$ 158,189	$ -	$ 139,326	$ 773,204
	======	======	======	======	======	======	======	======	======
Period Gap	65,606	15,902	10,144	96,966	27,174	(107,540)	25,109	(67,755)	-
Cumulative Gap	65,606	81,508	91,652	188,618	215,792	108,252	133,361	65,606	-
RSA/RSL	157.42%	111.39%	105.54%	193.00%	155.69%	32.02%	0.00%	51.37%	0.00%

  CONDENSED GAP REPORT
  ------------------------------------
  CURRENT BALANCES
  -----------------------------------
  12/31/03
  (In Thousands)

	VARIABLE BALANCE	< 3 MON YEARS BAL	3-12 MONTHS BAL	1-3 YEARS BAL	3-5 YEARS BAL	5-10 YEARS BAL	10+ BAL	NON SENSITIVE BAL	TOTAL

Assets:
Total Cash and Due From	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 17,500	$ 17,500
Total Investments	-	8,449	15,765	55,764	32,229	33,092	6,597	2,695	154,591

Total Fed Funds Sold	-	16,777	-	-	-	-	-	-	16,777
Total Net Loans	159,044	133,758	118,555	62,639	12,786	1,221	104	(6,124)	481,983

Total Other Assets	-	-	-	-	-	-	-	55,253	55,253
Total Assets	$ 159,044	$ 158,984	$ 134,320	$ 118,403	$ 45,015	$ 34,313	$ 6,701	$ 69,324	$ 726,104
	=========	=========	=========	=========	=========	=========	=========	=========	=========
Liabilities:
Total Demand	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 68,031	$ 68,031
Total Savings	63,836	-	27,245	47,487	20,240	20,240	-	-	179,048
Total Time	-	94,409	131,925	53,348	32,166	1,683	-	-	313,531
Total Deposits	63,836	94,409	159,170	100,835	52,406	21,923	-	68,031	560,610

Total Borrowings	25,921	3,177	5,413	483	8,145	59,856	-	-	102,995
Other Liabilities	-	-	-	-	-	-	-	4,553	4,553
Total Other Liabilities	25,921	3,177	5,413	483	8,145	59,856	-	4,553	107,548
Total Liabilities	89,757	97,586	164,583	101,318	60,551	81,779	-	72,584	668,158

Total Equity	-	-	-	-	-	-	-	57,946	57,946

Total Liability/Equity	$ 89,757	$ 97,586	$ 164,583	$ 101,318	$ 60,551	$ 81,779	$ -	$ 130,530	$ 726,104
	======	======	======	======	======	======	======	======	======
Period Gap	69,287	61,398	(30,263)	17,085	(15,536)	(47,466)	6,701	(61,206)	-
Cumulative Gap	69,287	130,685	100,422	117,507	101,971	54,505	61,206	-	-
RSA/RSL	177.19%	162.92%	81.61%	116.86%	74.34%	41.96%	0.00%	53.11%	0.00%

  NOTES TO THE GAP REPORT

    The gap report reflects the interest sensitivity positions during a flat rate environment.  Time frames could change depending on whether rates rise or fall.

    Re-pricing over-rides maturities in various time frames.

    Demand deposits, considered to be core, are placed in the last time frame due to lack of interest sensitivity.

    Savings accounts, also considered core, are split into time frames greater than 12 months.  In a flat rate environment, savings accounts tend not to re-price or liquidate and become price sensitive only after a major increase in the 6-month CD rate.  These accounts are placed in this category instead of the variable position due to history and characteristics.

    Simulations are utilized to reflect the impact of multiple rate scenarios on net interest income.  Decisions should be made that increase net interest income, while always considering the impact on interest rate risk.  Overall, the bank manages the gap between rate sensitive liabilities to expand and contract with the rate cycle phase.  The bank's Asset/Liability Management Committee (ALCO) is responsible for implementing and monitoring procedures to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to a minimum by increasing variable rate loans.  The over 5 year fixed rate loans should be held to less than 25% of assets, unless they are funded with Federal Home Loan Bank matched funds.  These maximum limits are the high points and the ALCO will strive to keep the amount below this point.

  Subsidiaries as well as the Parent Company will adhere to providing above average margins and reviewing the various material risks.  The Product Development Committee will review new products and services for risk.

    Bancshares expects to benefit from a steady rate increase.  First Citizens' Liquidity could be negatively impacted should interest rates drop prompting an increase in loan demand.  Although rates are not expected to decrease in the near term, adequate lines of credit are available to handle liquidity needs should this occur.

  The following presents return on equity and assets for the years presented:

	2004	2003	2002	2001	2000
Percentage of Net Income to:
Average Total Assets	1.08%	1.09%	1.27%	1.10%	0.95%
Average Shareholders' Equity	13.56%	13.88%	15.05%	11.91%	10.16%
Percentage of Dividends Declared
to Net Income	50.83%	50.49%	48.66%	64.31%	81.09%
Percentage of Average Equity
to Average Assets	7.95%	7.91%	8.43%	9.29%	9.26%

  Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

2004	2003	2002	2001	2000
7.92%	7.86%	9.25%	9.35%	9.24%

  Total capital increased 5.63% to $61.2 million during 2004 from $58 million as of December 31, 2003.  Growth in capital during 2004 is from undistributed net income.  Adjustments to capital resulting from changes in market value of available for sale securities and cash flow hedge, quantified as comprehensive income, are made quarterly and diluted the growth in 2004 by $523 thousand.  Bancshares has historically maintained capital in excess of minimum levels established by regulation and reflects continuous improvement when comparing previous years.  The risk based capital ratio of 10.86 percent at December 31, 2004 was significantly in excess of the 8 percent mandated by regulation.  This ratio has been maintained in the 10-12 percent range over the past three years.  Total capital as a percentage of total assets was 7.92%, 7.86% and 9.25% at December 31, 2004, 2003 and 2002.  The decrease in the total capital to total asset percentage is a direct result of asset growth over last three years subsequent to the Munford Union Bank acquisition and the investment of $5 million of capital towards the purchase price of Munford Union Bank.

  Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets in accordance with financial institution regulatory guidelines.  The minimum risk-based capital ratio is 8.00%.  At least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2).  Tier 1 capital/core capital consists of common shareholders' equity, qualified perpetual preferred stock and minority interests in consolidated subsidiaries.  Tier 2 capital/supplementary capital consists of the allowance for loan and lease losses, perpetual preferred stock, term-subordinated debt, and other debt and stock instruments.

  The dividend payout ratio is 50.83 percent in 2004 compared to 50.49 percent and 48.66 percent for the prior two years.  The projected payout ratio for 2005 is in the range of 47-50 percent.  Dividend payout for Southeast Bank Group for 2004 was 41.43%.  The dividend yield in 2004 assuming a $31.00 market price is 4.07 percent compared to 3.92 percent in 2003.  The dividend yield is well in excess of the Southeast Bank Group peer average of 2.50-2.60 percent the last two years.  As of year-end 2004, there are approximately $4.2 million of retained earnings available for the payment of future dividends from First Citizens National Bank to Bancshares.  Banking regulations require certain capital levels to be maintained and may limit dividends paid by the bank to the holding company or by the holding company to shareholders.  These restrictions pose no practical limit on the ability of the bank or bank holding company to pay dividends at historical levels.

  Bancshares has repurchased 67,760 shares of its common stock and the treasury stock has weighted average cost basis of $24.02 per share.  Approximately 6,600 treasury shares were repurchased during 2004 at a weighted average cost of $29.33 per share.  Also, 630 shares of treasury stock were sold in 2004 for $31.00 per share.  In recent periods, management has determined to not seek shares to repurchase, encouraging interested buyers to deal directly with those shareholders wishing to sell.  There are no publicly announced plans or programs to repurchase shares in place during the periods presented.

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  CARMICHAEL, DUNN, CRESWELL & SPARKS PLLC
  Certified Public Accountants

185 N. Church Avenue Post Office Box 574 Dyersburg, TN 38024 731-285-7900 phone 731-285-6221 fax http://www.cpainfo.net	American Institute of Certified Public Accountants Tennessee Society of Certified Public Accountants Private Companies Practice Section - AICPA

  Dyersburg, Tennessee
  Alamo, Tennessee
  Fulton, Kentucky
  Henderson, Tennessee
  Jackson, Tennessee
  Martin, Tennessee
  McKenzie, Tennessee
  Milan, Tennessee
  Paris, Tennessee
  Trenton, Tennessee
  Union City, Tennessee

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  Board of Directors
  First Citizens Bancshares, Inc.
  Dyersburg, Tennessee 38024

  We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years ended December 31, 2004.  These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and its subsidiaries as of December 31, 2004 and 2003, and their results of operations and cash flows for the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

  /s/ CARMICHAEL, DUNN, CRESWELL & SPARKS PLLC

  Dyersburg, Tennessee

  February 3, 2005

  **Carmichael, Dunn, Creswell & Sparks PLLC is registered with the PCAOB under its legal name:  Dunn, Creswell, Sparks, Smith, Horne & Downing PLLC**

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  DECEMBER 31, 2004 AND 2003

	2004	2003
	(In Thousands)
ASSETS
Cash and Due From Banks	$ 18,384	$ 17,500
Federal Funds Sold	15,002	16,777
Cash and Cash Equivalents	33,386	34,277
Investment Securities
Held to Maturity - Amortized Cost - Fair Value of $810 at December 31, 2004 and $861 at December 31, 2003	785	825
Available for Sale, Market	146,352	148,855
Loans (including unearned income of $350 and $120 as of December 31, 2004 and 2003, respectively)	534,682	485,713
Less: Allowance for loan losses	6,239	6,124
Net Loans	528,443	479,589
Loans Held for Sale	1,330	2,394
Federal Home Loan Bank and Federal Reserve Bank stocks, at Cost	5,056	4,911
Premises and Equipment	23,587	21,738
Accrued Interest Receivable	4,559	4,160
Goodwill	11,825	12,218
Other Intangible Assets	625	710
Other Real Estate	337	535
Other Assets	16,919	15,892
TOTAL ASSETS	$ 773,204	$ 726,104
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
Deposits
Demand	$ 74,596	$ 68,031
Time	324,656	313,531
Savings	193,130	179,048
Total Deposits	592,382	560,610
Securities Sold Under Agreements to Repurchase	30,611	19,681
Federal Funds Purchased and Other Short Term Borrowing	1,000	-
Long- term Debt	84,481	83,314
Other Liabilities	3,522	4,553
TOTAL LIABILITIES	711,996	668,158

Shareholders' Equity:
Common Stock, No Par Value - 10,000,000 Authorized; 3,717,593 Issued
and Outstanding at December 31, 2004 and 3,717,593 Issued and
Outstanding at December 31, 2003	3,718	3,718
Surplus	15,331	15,331
Retained Earnings	43,001	39,043
Accumulated Other Comprehensive Income	785	1,308
Total Common Stock and Retained Earnings	62,835	59,400
Less - 67,760 Treasury Shares, at Cost at December 31, 2004 and 61,825 Shares at Cost at December 31, 2003	1,627	1,454
TOTAL SHAREHOLDERS' EQUITY	61,208	57,946
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 773,204	$ 726,104
	==========	=========

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF INCOME
  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Interest Income	(In Thousands Except Per Share Data)
Interest and Fees on Loans	$ 33,302	$ 34,055	$ 32,698
Interest and Dividends on Investment Securities:
Taxable	3,872	3,383	4,407
Tax-exempt	1,469	1,635	1,333
Dividends	297	273	271
Other Interest Income	77	160	261
Total Interest Income	39,017	39,506	38,970

Interest Expense
Interest on Deposits	8,636	9,620	10,387
Interest on Long-term Debt	4,247	4,140	3,844
Other Interest Expense	466	392	477
Total Interest Expense	13,349	14,152	14,708
Net Interest Income	25,668	25,354	24,262
Provision for Loan Losses	937	975	1,518
Net Interest Income After Provision for Loan Losses	24,731	24,379	22,744

Other Income
Income From Fiduciary Activities	946	786	802
Service Charges on Deposit Accounts	5,559	4,913	3,640
Brokerage Fees	1,160	878	891
Securities Gains (Losses) - Net	210	81	189
Other Income	1,519	2,158	2,166
Total Other Income	9,394	8,816	7,688

Other Expenses
Salaries and Employee Benefits	13,330	12,553	10,846
Net Occupancy Expense	1,551	1,542	1,299
Depreciation	1,625	1,445	1,392
Data Processing Expense	727	828	673
Legal and Professional Fees	293	71	186
Stationary and Office Supplies	276	333	280
Amortization of Intangibles	85	85	50
Advertising and Promotions	444	410	319
Other Expenses	4,504	4,859	4,290
Total Other Expenses	22,835	22,126	19,335
Net Income Before Income Taxes	11,290	$ 11,069	$ 11,097
Provision for Income Tax Expense	3,241	3,249	3,259
Net Income	$ 8,049	$ 7,820	$ 7,838
	=====	=====	=====
Earnings Per Common Share:
Net Income	$ 2.20	$ 2.14	$ 2.14
	=====	=====	=====
Weighted Average Shares Outstanding	3,652	3,668	3,703
	=====	=====	=====

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  YEARS ENDED DECEMBER 31, 2004, 2003, and 2002

	2004	2003	2002
(In Thousands)
Net Income For Year	$ 8,049	$ 7,820	$ 7,838

Other Comprehensive Income, Net of Tax
Unrealized Gains (Losses) on Available-for-Sale Securities and Cash Flow Hedge:
Unrealized Gains (Losses) Arising During the Period	(523)	(373)	1,118
Total Comprehensive Income	$ 7,526	$ 7,447	$ 8,956
	=====	=====	=====
Required disclosures of related tax effects allocated to each component of other comprehensive income:
	Before-tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Year Ended December 31, 2004

Unrealized Gains (Losses) on Available-for-Sale Securities and Cash Flow Hedge:
Unrealized Gains (Losses) Arising During the Period	$ (662)	$ 265	$ (397)
Reclassification Adjustments for Gains Included in Net Income	(210)	84	(126)
Net Unrealized Gains (Losses)	$ (872)	$ 349	$ (523)
	=====	=====	=====
Year Ended December 31, 2003

Unrealized Gains (Losses) on Available-for-Sale Securities and Cash Flow Hedge:
Unrealized Gains (Losses) Arising During the Period	$ (541)	$ 217	$ (324)
Reclassification Adjustments for Gains Included in Net Income	(81)	32	(49)
Net Unrealized Gains (Losses)	$ (622)	$ 249	$ (373)
	=====	=====	=====
Year Ended December 31, 2002

Unrealized Gains (Losses) on Available-for-Sale Securities and Cash Flow Hedge:
Unrealized Gains (Losses) Arising During the Period	$ 2,052	$ (821)	$ 1,231
Reclassification Adjustments for Gains Included in Net Income	(189)	76	(113)
Net Unrealized Gains (Losses)	$ 1,863	$ (745)	$ 1,118
	=====	=====	=====

  FIRST CITIZENS BANCSHARES, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED DECEMBER 31, 2004, 2003, and 2002
   (In Thousands Except Per Share Data)

	Common Stock Shares At Par		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2002	3,718	$ 3,718	$ 15,298	$ 31,151	$ 563	$ (921)	$ 49,809
Net Income, Year Ended December 31, 2002				7,838			7,838
Adjustment of Unrealized Gain (Loss) on Securities Available-for-Sale and Cash Flow Hedge, Net of Applicable Deferred Income Taxes ($745) During the Year					1,118		1,118
Cash Dividends Paid - $1.04 per Share				(3,815)			(3,815)
Treasury Stock Transactions - Net	--	--	1	--	--	(350)	(349)
Balance, December 31, 2002	3,718	3,718	15,299	35,174	1,681	(1,271)	54,601

Net Income, Year Ended December 31, 2003				7,820			7,820
Adjustment of Unrealized Gain (Loss) on Securities Available-for-Sale and Cash Flow Hedge, Net of Applicable Deferred Income Taxes $249 During the Year					(373)		(373)
Cash Dividends Paid - $1.08 per Share				(3,951)			(3,951)
Treasury Stock Transactions - Net	--	--	32	--	--	(183)	(151)
Balance, December 31, 2003	3,718	$ 3,718	$ 15,331	$ 39,043	$ 1,308	$ (1,454)	$ 57,946

Net Income, Year Ended December 31, 2004				8,049			8,049
Adjustment of Unrealized Gain (Loss) on Securities Available-for-Sale and Cash Flow Hedge, Net of Applicable Deferred Income Taxes $349 During the Year					(523)		(523)
Cash Dividends Paid - $1.12 per Share				(4,091)			(4,091)
Treasury Stock Transactions - Net	--	--	-	--	--	(173)	(173)
Balance, December 31, 2004	3,718	$ 3,718	$ 15,331	$ 43,001	$ 785	$ (1,627)	$ 61,208
	======	======	=======	======	=======	======	=======

  FIRST CITIZENS BANCSHARES, INC.
  AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CASH FLOWS
  YEARS ENDED DECEMBER 31, 2004, 2003, and 2002

	2004	2003	2002
	(In Thousands)
Operating Activities
Net Income	$ 8,049	$ 7,820	$ 7,838
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provisions for Loan Losses	937	975	1,518
Provision for Depreciation	1,625	1,445	1,392
Provision for Amortization - Intangibles	85	85	50
Deferred Income Taxes	145	(264)	233
Realized Investment Security (Gains) Losses	(210)	(81)	(189)
Net (Increase) Decrease in Loans Held for Sale	1,064	3,465	(1,837)
(Increase) Decrease in Accrued Interest Receivable	(399)	443	(755)
Increase (Decrease) in Accrued Interest Payable	(101)	77	(514)
Net (Increase) Decrease in Other Assets	(590)	(9)	1,823
Net Increase (Decrease) in Other Liabilities	129	(888)	1,464
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 10,734	$ 13,068	$ 11,023
Investing Activities
Proceeds of Maturities of Held-to-Maturity Investment Securities	$ 40	$ 145	$ 1,420
Proceeds of Sales and Maturities of Available-for-Sale Investment Securities	49,450	77,181	76,693
Purchases of Available-for-Sale Investment Securities	(48,464)	(85,423)	(87,978)
Acquisition of Subsidiary, Net of Cash and Cash Equivalents Received	-	-	(10,173)
Increase in Loans - Net	(49,782)	(38,596)	(12,499)
Purchase of Premises and Equipment	(3,474)	(5,317)	(1,350)
NET CASH PROVIDED BY INVESTING ACTIVITIES	$ (52,230)	$ (52,010)	$ (33,887)
Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW Accounts, and Savings Accounts	$ 20,647	$ 7,142	$ (57,234)
Increase in Time Deposits - Net	11,125	21,826	84,426
Increase in Long-Term Borrowing	2,000	-	16,437
Payment of Principal on Long-Term Debt	(833)	(567)	(289)
Cash Dividends Paid	(4,091)	(3,951)	(3,815)
Net Increase (Decrease) in Short-Term Borrowings	11,930	1,237	188
Treasury Stock Transactions - Net	(173)	(151)	(349)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 40,605	$ 25,536	$ 39,364

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(891)	(13,406)	16,500
Cash and Cash Equivalents at Beginning of Year	34,277	47,683	31,183
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 33,386	$ 34,277	$ 47,683
	======	======	======
Supplemental Cash Flow Information:
Interest Paid	$ 13,450	$ 14,075	$ 15,222
	=======	=======	=======
Income Taxes Paid	$ 2,982	$ 3,260	$ 3,184
	=======	=======	=======
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$ 440	$ 1,868	$ 1,523
	=======	=======	=======

  FIRST CITIZENS BANCSHARES, INC.,
  AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2004 and 2003

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  The accounting and reporting policies of First Citizens Bancshares, Inc., and subsidiaries conform to generally accepted accounting principles. The significant policies are described as follows:

  BASIS OF PRESENTATION

  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and its subsidiaries First Citizens National Bank, First Citizens Capital Assets, and First Citizens (TN) Statutory Trust. First Citizens National Bank also has two wholly owned subsidiaries, First Citizens Financial Plus and Nevada Investments I, Inc., which are consolidated into its financial statements. First Citizens Bancshares, Inc.'s investment in these subsidiaries is reflected on the Parent Company balance sheet (Note 23) at the equity in the underlying assets.

  As of December 31, 2002, First Citizens National Bank owned an additional subsidiary, Delta Finance Company. During the year ended December 31, 2003, the loans on the books of Delta Finance Company were sold and the remaining assets of the subsidiary were merged into First Citizens National Bank.

  During the year ended December 31, 2000, First Citizens National Bank organized, as a wholly owned subsidiary, Nevada Investments I, Inc., a Nevada corporation. Subsequently, Nevada Investments II, Inc. was organized in the State of Nevada as a wholly owned subsidiary of Nevada Investments I, Inc.  First Citizens National Bank contributed all of its securities investments to these Nevada corporations as contributed capital.  During the year ended December 31, 2003, Nevada Investments I, Inc. was merged with Nevada Investments II, Inc.

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

  Also, during the year ended December 31, 2002, the Company organized the First Citizens (TN) Statutory Trust as a wholly owned subsidiary. The purpose and activities of this subsidiary are further discussed in Note 13 of Notes to the Consolidated Financial Statements.

  All significant inter-company balances and transactions are eliminated in consolidation.  Certain balances have been reclassified to conform to current year presentation.

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

  Trading securities, which include those investments that are held for short-term resale; and available-for-sale, which includes all other investment securities.

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

  LOANS HELD FOR SALE

  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Servicing rights are not retained when mortgage loans are sold.

  LOANS

  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reflected on the balance sheets at the unpaid principal amount less the allowance for loan losses and unearned interest and fees.

  Loans are generally placed on non-accrual status when, in the judgment of management, the loans have become impaired.  Unpaid interest on loans placed on non-accrual status is reversed from income and further accruals of income are not usually recognized.  Subsequent collections related to impaired loans are usually credited first to principal and then to previously uncollected interest.

  ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

  The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

  A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect scheduled payments of principal or interest when due according to contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of delay, reasons for the delay, borrower's prior payment record, and amount of the shortfall in relation to principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or fair value of the collateral if the loan is collateral dependent.

  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

  PREMISES AND EQUIPMENT

  Bank premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using straight-line and accelerated methods for both financial reporting and income tax purposes.  Expenditures for maintenance and repairs are charged against income as incurred. Cost of major additions and improvements are capitalized and depreciated over estimated useful lives.

  REAL ESTATE ACQUIRED BY FORECLOSURE

  Real estate acquired through foreclosure is reflected in other assets and recorded at the lower of fair value less estimated costs to sell or cost.  Adjustments made at the date of foreclosure are charged to the allowance for loan losses.  Expenses incurred in connection with ownership, subsequent adjustments to book value, and gains and losses upon disposition are included in other non-interest expenses.

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

  INTEREST INCOME ON LOANS

  Interest income on commercial and real estate loans is computed on the basis of daily principal balance outstanding using the accrual method.  Interest on installment loans is credited to operations by the level-yield method.  Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.  Loans may be placed on non-accrual status at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not received for loans placed on non-accrual status is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying to return to accrual status.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

  NOTE 2 - CASH RESERVE REQUIREMENTS

  The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank. Average required balances during 2004 and 2003 were $811,818 and $1,825,161, respectively.

  NOTE 3 - INVESTMENT SECURITIES

  The following tables reflect amortized cost, unrealized gains, unrealized losses, and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2004 (in thousands):
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$ 785	$ 25	$ -	$ 810
	========	========	=========	========
Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of U.S. Government Agencies and Corporations	$ 101,763	$ 232	$ (890)	$ 101,105
Obligations of States and Political Subdivisions	36,626	2,058	(117)	38,567
All Others	6,374	327	(21)	6,680
	$ 144,763	$ 2,617	$ (1,028)	$ 146,352
	=======	========	========	========
As of December 31, 2003 (in thousands):
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$ 825	$ 36	$ -	$ 861
	========	========	=========	========
Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of U.S. Government Agencies and Corporations	$ 102,248	$ 406	$ (537)	$ 102,117
Obligations of States and Political Subdivisions	35,511	2,418	(35)	37,894
All Others	8,401	470	(27)	8,844
	$ 146,160	$ 3,294	$ (599)	$ 148,855
	=======	========	========	========

  The table below summarizes maturities of debt securities held-to-maturity and available-for-sale as of December 31, 2004 and 2003:

December 31, 2004
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts Maturing In:	(In Thousands)
One Year or Less	$ 45	$ 45	$ 120	$ 121
After One Year Through Five Years	565	582	32,202	32,286
After Five Years Through Ten Years	175	183	50,724	58,447
After Ten Years	--	--	61,707	55,454
	$ 785	$ 810	$ 144,753	$ 146,308
Equity Securities	--	--	10	44
Total Securities	$ 785	$ 810	$ 144,763	$ 146,352
	======	======	========	========

December 31, 2003
(in thousands)
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts Maturing In:	(In Thousands)
One Year or Less	$ 30	$ 30	$ 11,002	$ 11,169
After One Year Through Five Years	245	253	99,521	100,858
After Five Years Through Ten Years	550	578	11,491	11,733
After Ten Years	--	--	24,136	25,048
	$ 825	$ 861	$ 146,150	$ 148,808
Equity Securities	--	--	10	47
Total Securities	$ 825	$ 861	$ 146,160	$ 148,855
	======	======	========	========

Securities gains (losses) presented in the consolidated statements of income consist of the following:

Year Ended December 31	Gross Sales	Gains	Losses	Net
	(In thousands)

2004 - Securities Available-for-Sale	$ 14,240	$ 213	$ 3	$ 210
2003 - Securities Available-for-Sale	7,977	81	--	81
2002 - Securities Available-for-Sale	10,482	189	--	189

  At December 31, 2004 and 2003, investment securities were pledged to secure government, public and trust deposits as follows:

December 31	Amortized Cost	Fair Value
2004	$ 112,859	$ 113,141
2003	112,953	114,188

  The following table presents information on securities with gross unrealized losses at December 31, 2004, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position:

	Less than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale	(In Thousands)
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$ 314	$ 39,820	$ 576	$ 29,769	$ 890	$ 69,589
Obligations of States and Political Subdivisions	115	5,357	2	518	117	5,875
Other Debt Securities	-	-	21	979	21	979
Total Securities Available-for-Sale	$ 429	$ 45,177	$ 599	$ 31,266	$ 1,028	$ 76,443
	======	======	======	======	======	======

  In reviewing the investment portfolio for other-than-temporary impairment of individual securities, consideration is given to (1) the length of time in which fair value has been less than cost and the extent of the unrealized loss, (2) the financial condition of the issuer, and (3) the ability of the Company to maintain its investment in the issuer for a time that would provide for any anticipated recovery in the fair value.

  As of December 31, 2004, the Company had 76 debt securities noted with unrealized losses with 24 of those securities having been in an unrealized loss position for greater than 12 months.  Most of the 76 securities are U. S. government agency or mortgage-backed securities which have declined in value or remained in an unrealized loss position from 2003 due to the flattening of the yield curve that occurred in the second half of 2004 when the Federal Reserve began removing accommodative monetary conditions by raising federal funds rates.  In analyzing reasons for the unrealized losses management considers whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports.  With respect to unrealized losses on securities noted and the analysis performed relating to the securities, management currently believes that declines in market value are temporary.

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

  Nevada Investments II, Inc. exchanged a fixed investment cash flow for a variable cash flow that fluctuates with the LIBOR rate. The new variable investment is then matched with a variable borrowing cash flow generating a positive interest rate spread of 250 basis points. The purpose of this transaction was to increase the Company's earnings, and the amount of the asset involved and the risk associated with this transaction is within the Company's Funds Management Policy.  The hedge matures in eight (8) years.

  During the year ended December 31, 2004, the value of the derivative decreased by approximately $43,000 due to market interest rate fluctuations, resulting in a negative other comprehensive income attributable to derivatives of approximately $159,000, net of deferred tax benefit, which is reflected in accumulated other comprehensive income at December 31, 2004.

  NOTE 4 - LOANS

  Loans outstanding at December 31, 2004 and 2003, were comprised of the following:

	2004	2003
	(In Thousands)
Commercial, Financial and Agricultural	$ 72,330	$ 70,658
Real Estate - Construction	99,028	71,599
Real Estate - Mortgage	320,627	302,683
Installment	38,550	37,401
Other Loans	4,147	3,372
	534,682	485,713
Less: Allowance for Loan Losses	6,239	6,124
Net Loans	$ 528,443	$ 479,589
	======	======

  In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans with carrying values of $2,075,575 at December 31, 2004, and $1,423,466 at December 31, 2003, as being impaired.  The balance maintained in the Allowance for Loan Losses related to these loans was $390,862 at December 31, 2004, and $456,202 at December 31, 2003.  Average investment in impaired loans in 2004 and 2003 were $1.75 million and $1.36 million, respectively. Interest income on impaired loans was immaterial to the consolidated financial statements for the three years ended December 31, 2004, 2003 and 2002.

  NOTE 5 - ALLOWANCE FOR LOAN LOSSES

  An analysis of the allowance for loan losses during the three years ended December 31 is as follows:

	2004	2003	2002
	(In Thousands)
Balance - Beginning of Period	$ 6,124	$ 5,653	$ 4,015
Addition Incident to Merger	-	(94)	968
Provision for Loan Losses	937	975	1,518
Loans Charged to Allowance	(1,036)	(919)	(1,743)
Recovery of Loan Previously Charged Off	214	509	895
Net charge-offs	(822)	(410)	(848)
Balance - End of Period	$ 6,239	$ 6,124	$ 5,653
	======	======	======

  NOTE 6 - SECONDARY MORTGAGE MARKET ACTIVITIES

  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  There were no such losses for any of the three years ended December 31, 2004, 2003 and 2002.  There has been no material difference between cost and fair market values of loans held for sale for any of the periods presented.

  Servicing rights are not retained on any mortgage loans held for sale.  Secondary mortgage fees included interest and fees on loans were $1,040,000, $1,684,000 and $902,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

  NOTE 7 - PREMISES AND EQUIPMENT

  The fixed assets used in the ordinary course of business are summarized as follows:

	Useful Lives in Years	2004	2003
		(In Thousands)
Land		$ 4,279	$ 3,810
Buildings	5 to 50	20,172	20,289
Furniture and Equipment	3 to 20	15,016	13,400
		39,467	37,499
Less: Accumulated Depreciation		15,880	15,761
Net Fixed Assets		$ 23,587	$ 21,738
		=======	=======

  NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

  Upon adoption of SFAS 142 in January 2002, the Company ceased to amortize goodwill ($25 thousand per month).  Impairment testing is performed during the first quarter of each year.  Based on impairment testing in 2003, 2004 and 2005, there has been no impairment of goodwill recorded for any periods presented in these consolidated financial statements and notes or subsequently.  There was no activity in goodwill during the years end December 31, 2004 and 2003, except for a reclassification adjustment made in third quarter 2004.  During the third quarter 2004, goodwill totaling $392,000 was reclassified as a deferred tax asset to correct an error made on the accounting for the Munford Union Bank acquisition in 2002.  The acquisition accounting did not include an amount for deferred taxes related to Munford Union Bank being an S Corporation prior to acquisition.  As this entry was a reclassification on the balance sheet, there was no impact on total assets, equity or net income for the periods presented.    Total goodwill as of December 31, 2004 is $11.8 million or 1.53% of total assets or 19.32% of total capital.

  Other identifiable intangibles consist of core deposit intangibles being amortized over a 10-year period as follows:

	2004	2003
Core Deposit Intangible	$ 845	$ 845
Accumulated Amortization	(220)	(134)
Net Core Deposit Intangible	$ 625	$ 711
	======	======

  Amortization expense for the past three years has been $84,500, $84,500 and$50,500 for 2004, 2003 and 2002, respectively.  Estimated amortization expense for each of the next five years is $84,500 per year.

  NOTE 9 - REPOSSESSED REAL PROPERTY

  The carrying value of repossessed real property on the balance sheets of the Corporation is $337,000 at December 31, 2004, and $535,000 at December 31, 2003. The value of repossessed real property is reflected on the balance sheets in "Other Assets."

  NOTE 10 - BANK OWNED LIFE INSURANCE

  The largest component of Other Assets as noted on the Consolidated Balance Sheets as of December 31, 2004 and 2003 is the cash surrender value of bank owned life insurance policies (BOLI).  The cash surrender values of BOLI are $14.1 million and 13.3 million as of December 31, 2004 and 2003.  BOLI are used as a fringe benefit to employees in the position of Vice President and higher after one year of service.  BOLI are initially recorded at the amount of premiums paid and are adjusted to cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  The net increase in cash surrender values resulted in non-interest income of $443 thousand, $695 thousand and $536 thousand for the three years ended December 31, 2004, 2003 and 2002, respectively.

  NOTE 11 - DEPOSITS

  Included in the deposits shown on the balance sheets are the following time deposits and savings deposits in denominations of $100,000 or more:

	2004	2003
	(In Thousands)
Time Deposits	$ 161,490	$ 143,879
Savings Deposits	94,937	98,323

  NOW accounts, included in savings deposits on the balance sheets, totaled $63,788,000 at December 31, 2004, and $65,214,000 at December 31, 2003.

  First Citizens National Bank routinely enters into deposit relationships with its directors, officers, and employees in the normal course of business.  These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.  Balances of executive officers and directors on deposit as of December 31, 2004 and 2003, were $17,463,314 and $12,466,462, respectively.

  Time deposits maturing in years subsequent to December 31, 2004, are as follows:

(In Thousands)
On or before December 31, 2005	$ 253,571
On or during year ended December 31, 2006	22,030
On or during year ended December 31, 2007	34,219
On or during year ended December 31, 2008	7,847
On or during year ended December 31, 2009	6,989
Total	$ 324,656
=======

  NOTE 12 - SHORT-TERM BORROWINGS

  The Bank has three sources of short-term borrowings, which consist of cash management advances from the Federal Home Loan Bank (FHLB), Treasury, Tax and Loan (TT&L) option note, and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

  Cash management advances from FHLB are secured 1-4 family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  See the long-term debt footnote in regards to maximum borrowing capacity with FHLB as of December 31, 2004.  There were no borrowings outstanding against this line as of December 31, 2004.

  First Citizens National Bank is an Option B bank in regards to TT&L and up to $1 million in collected TT&L payments collected can be retained as a short-term option note.  This option note is callable upon demand by the TT&L.  The current balance of this line was $1,000,000 as of December 31, 2004.

  The Bank has federal fund lines of credit with three correspondent banks totaling $34,500,000.  There were no outstanding federal funds purchased as of December 31, 2004.

  The following tabular analysis presents year-end balances of short-term borrowings, maximum month-end balance, year-to-date daily average, and weighted average cost for 2004, 2003 and 2002:

	12/31/2004	12/31/2003	12/31/2002
Amount Outstanding - End of Period	$ 1,000	$ 967	$ 1,000
Maximum Amount of Borrowings at Any Month End During the Year	$ 25,732	$ 15,544	$ 11,300
Year-to-Date Daily Average	$ 9,656	$ 2,364	$ 3,048
Weighted Average Cost	1.43%	1.14%	1.61%

  NOTE 13 - LONG TERM DEBT

  In March 2002, First Citizens Bancshares, Inc. formed a new wholly-owned subsidiary, First Citizens (TN) Statutory Trust under the provisions of the Business Act of Delaware. The subsidiary was formed for the purpose of issuing preferred securities and conveying the proceeds to First Citizens Bancshares, Inc. in exchange for long-term, subordinated debentures issued by First Citizens Bancshares, Inc. The debentures are the only assets of the trust.

  On March 26, 2002, the Company, through its Trust subsidiary, issued 5,000 floating rate Preferred Trust Securities in denominations of $1,000 for a total of $5,000,000, which mature thirty (30) years from the date of issuance. Interest is payable on March 26, June 26, September 26 and December 26 of each year during the term. The interest rate is calculated quarterly equal to the three-month LIBOR interest rate plus 3.6%, provided that prior to March 26, 2007, the interest rate cannot exceed eleven percent (11%).   Responsibilities of the Company concerning the debentures and related documents constitute a full and unconditional guarantee by the Company of the Trust issuer's preferred securities.

  Although for accounting presentation, the Preferred Trust Securities are treated as debt, the outstanding balance qualifies as Tier I capital subject to the provision that the amount of the securities included in Tier I Capital cannot exceed twenty-five percent (25%) of total Tier I capital.

  First Citizens Bancshares, Inc. approved a two-year line of credit with First Tennessee Bank National Association in the amount of $13 million, secured by common stock of First Citizens National Bank with a book value totaling 143% of the total outstanding advances on the line. The purpose of the line of credit is for use in various financial strategies including the acquisition of Munford Union Bank. Interest on the outstanding balance is payable on a quarterly basis, calculated at 100 basis points below the base rate of First Tennessee Bank. At December 31, 2004, the outstanding balance on this line is $8.676 million.

  The purpose of issuance of the trust-preferred securities and line of credit with First Tennessee Bank was to assist in the funding of the purchase of the Munford Union Bank. First Citizens Bancshares, Inc. will be dependent on the profitability of its subsidiaries and their ability to pay dividends in order to service its long-term debt.

  First Citizens National Bank has secured advances from the Federal Home Loan Bank in the amounts of $70,630,000 at December 31, 2004, and $69,147,000 at December 31, 2003, which are considered long-term in nature. These advances bear interest at rates which vary from 2.85% to 6.55% and mature in the years 2008 through 2011. Obligations are secured by the Bank's entire portfolio of fully disbursed, one to four family residential mortgages.  The Bank had additional borrowing capacity of approximately $18 million as of December 31, 2004.

  Annual average volume, rates and maturities of long-term debt for the years 2004 and 2003 are as follows:

	Average Volume	Average Interest Rate	Average Maturity
	(In Thousands)
2004
First Citizens Bancshares, Inc.	$ 13,831	4.11%	8 years
First Citizens National Bank	69,404	5.12%	6 years

2003
First Citizens Bancshares, Inc.	$ 14,051	3.85%	9 years
First Citizens National Bank	83,571	5.18%	7 years

  Maturities of principal on the above referenced long-term debt for the following five years are as shown:

Years Ending December 31,
2005	$ 528
2006	516
2007	545
2008	7,564
2009	3,555
Thereafter	71,773
$ 84,481
=======

  NOTE 14 - INCOME TAXES

  Provision for income taxes is comprised of the following:

	2004	2003	2002
	(In Thousands)
Federal Income Tax Expense (Benefit)
Current	$ 2,569	$ 2,811	$ 3,190
Deferred	217	(226)	(198)
State Income Tax Expense (Benefit)
Current	411	704	302
Deferred	44	(40)	(35)
	$ 3,241	$ 3,249	$ 3,259
	======	======	=====

  The ratio of applicable income taxes to net income before income taxes differed from the statutory rates of 34%. The reasons for these differences are as follows:

	2004	2003	2002
	(In Thousands)
Tax Expenses at Statutory Rate	$ 3,839	$ 3,763	$ 3,773
Increase (Decrease) Resulting From:
State Income Taxes, Net Federal Income Tax Benefit	300	438	176
Tax Exempt Interest	(540)	(556)	(460)
Effect of Life Insurance	(150)	(190)	(182)
ESOP Dividends	(168)	(259)	(175)
Other Items	(40)	53	127
	$ 3,241	$ 3,249	$ 3,259
	======	======	======

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefit of these deductible differences.  However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  The net deferred tax liabilities, which are included in "other liabilities" in the accompanying consolidated balance sheets, include the following components:

	2004	2003
	(In Thousands)
Deferred Tax Liabilities:
Depreciation	$ (1,416)	$ (1,153)
FHLB Stock Dividends	(636)	(572)
Net Unrealized Gain (Loss) on Available-for-Sale Securities	(630)	(1,078)
Prepaid Expenses	(99)	-
Other	(55)	(10)
Total Deferred Tax Liabilities	(2,836)	(2,813)
Deferred Tax Assets:
Allowance for Loan Losses	1,999	1,937
Other	199	-
Total Deferred Tax Assets	2,198	1,937
Net Deferred Tax Liabilities	$ (638)	$ (876)
	=========	=========

  NOTE 15 - REGULATORY MATTERS

  First Citizens Bancshares, Inc. is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the consolidated financial statements.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

  As of December 31, 2004, the most recent notification from the Bank's primary regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004:	(In Thousands)
Total Capital to Risk Weighted Assets:
First Citizens Bancshares	$ 58,923	10.9%	$ 43,389	8.0%	N/A	N/A
First Citizens National Bank	$ 66,496	12.3%	$ 43,305	8.0%	$ 54,131	10.0%

Tier I Capital to Risk Weighted Assets:
First Citizens Bancshares	$ 52,684	9.7%	$ 21,695	4.0%	N/A	N/A
First Citizens National Bank	$ 60,274	11.1%	$ 21,652	4.0%	$ 32,478	6.0%

Tier I Capital to Average Assets:
First Citizens Bancshares	$ 52,684	7.0%	$ 30,317	4.0%	N/A	N/A
First Citizens National Bank	$ 60,274	8.0%	$ 30,273	4.0%	$ 37,842	5.0%

December 31, 2003:
Total Capital to Risk Weighted Assets:
First Citizens Bancshares	$ 54,655	11.1%	$ 39,275	8.0%	N/A	N/A
First Citizens National Bank	$ 70,707	14.4%	$ 39,162	8.0%	$ 48,952	10.0%

Tier I Capital to Risk Weighted Assets:
First Citizens Bancshares	$ 48,531	9.9%	$ 19,637	4.0%	N/A	N/A
First Citizens National Bank	$ 56,292	11.5%	$ 19,581	4.0%	$ 29,371	6.0%

Tier I Capital to Average Assets:
First Citizens Bancshares	$ 48,531	6.8%	$ 28,461	4.0%	N/A	N/A
First Citizens National Bank	$ 56,292	7.9%	$ 28,417	4.0%	$ 35,521	5.0%

  NOTE 16 - RESTRICTIONS ON CAPITAL AND PAYMENTS OF DIVIDENDS

  The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank.  In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years that exceeded the net earnings of the current year plus retained profits of the preceding two years.  As of December 31, 2004, approximately $4.2 million of retained earnings were available for future dividends from the subsidiary to the parent corporation.

  NOTE 17 - RELATED PARTY TRANSACTIONS

  The Company has loans and deposits with executive officers, directors and their affiliates.  The Company also enters into contracts with certain related parties from time to time such as for construction of a branch.  All related party transactions are entered into under substantially the same terms as unrelated third party transactions.  All material contracts are awarded based on competitive bids.

  Activity in loans to executive officers, directors and their affiliates is as follows for the three years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance at Beginning of Period	$ 14,419	$ 11,068	$ 9,367
New Loans	12,725	14,021	7,641
Repayments	(12,462)	(10,670)	(5,940)
Balance at End of Period	$ 14,682	$ 14,419	$ 11,068
	======	======	=====

  There were no charged-off, restructured or non-current loans to related parties for any of the periods presented.  Loans to related parties are made on substantially the same terms as third party transactions.

  Indebtedness shown represents amounts owed by directors and executive officers of First Citizens Bancshares, Inc. and First Citizens National Bank and by business in which such persons are general partners or have at least 10% or greater interest and trust and estates in which they have a substantial beneficial interest.  All loans have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and do not involve other than normal risks of collectibility.

  In 2004, payments totaling $1.55 million were paid to related parties for completion of the Martin branch construction and for site development and construction of the Oakland branch.

  NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  First Citizens National Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk, not recognized in the statement of financial position.

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

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, and is based on management's credit evaluation of the counter party. At December 31, 2004 and 2003, First Citizens National Bank had outstanding loan commitments of $89,266,000 and $88,096,000, respectively.  As of year-end 2004, variable rate commitments were $66,614,000 and fixed rate commitments were $22,652,000.  As of year-end 2003, variable rate commitments were $65,507,000 and fixed rate commitments were $22,589,000.  Of these commitments, none had an original maturity in excess of one year.

  Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when deemed necessary. At December 31, 2004 and 2003, outstanding standby letters of credit totaled $5,158,000 and $4,596,000, respectively.

  In the normal course of business, First Citizens National Bank extends loans, which are subsequently sold to other lenders, including agencies of the U. S. government.  Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan.  At December 31, 2004 and 2003, however, the Bank had no loans sold with recourse.

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

  Fixed-Rate Deposits

  For fixed-rate certificates of deposit, fair values are estimated discounted cash flow analyses, which apply interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits.

	2004		2003
	Carrying	Fair	Carrying	Fair
Financial Assets	Amount	Value	Amount	Value
	(In Thousands)
Cash and Cash Equivalents	$ 3,386	$ 33,386	$ 34,277	$ 34,277
Investment Securities	147,137	147,162	149,680	149,716
Loans	534,682		485,713
Less: Allowance for Loan Losses	(6,239)	---	(6,124)	---
Loans, Net of Allowance	528,443	529,976	479,589	486,901
Loans Held for Sale	,330	1,330	2,394	2,394
Accrued Interest Receivable	11,825	11,825	4,160	4,160
Federal Reserve Bank and Federal Home Loan Bank Stock	5,056	5,146	4,911	4,911
Other Assets	46,027	46,027	16,426	16,426

Financial Liabilities
Deposits	$ 592,382	$ 593,256	$ 560,610	$ 565,116
Short-term Borrowings	31,611	31,796	19,681	19,681
Long-term Debt	84,481	88,764	83,314	92,923
Other Liabilities	3,522	3,522	4,553	4,553

Unrecognized Financial Instruments

Commitments to Extend Credit	$ 89,266	$ 89,266	$ 88,096	$ 88,096
Standby Letters of Credit	5,158	5,158	4,596	4,596

  NOTE 21 - MERGERS AND ACQUISITIONS

  As of June 1, 2002, First Citizens Bancshares, Inc. acquired all of the outstanding capital stock of Metropolitan Bancshares, Inc. in Munford, Tennessee, in a transaction accounted for as a purchase. Metropolitan Bancshares, Inc. was the parent company of Munford Union Bank. Metropolitan Bancshares, Inc. was subsequently dissolved resulting in Munford Union Bank becoming a wholly owned subsidiary of First Citizens Bancshares, Inc. The acquisition adds existing Munford markets, brings new management to the Company and creates additional net income for the First Citizens' operations due principally to economies of scale. The Company also acquired a significant new potential market for its products and services. Operating results for Munford Union Bank for the period beginning on June 1, 2002 and ending on December 31, 2002 are included in the consolidated financial statements.

  The purchase was consummated at a price of approximately $19,300,000. The purchase amount was funded by a dividend from First Citizens National Bank in the amount of $5 million and the Preferred Trust Securities and revolving line of credit discussed in notes 12 and 13. The Company did not issue any additional shares of stock in the transaction. First Citizens Bancshares, Inc. acquired no research and development assets and incurred no pre-acquisition contingencies. The assets and liabilities of Munford Union Bank have been adjusted to fair value as of the date of acquisition resulting in the recording of goodwill in the amount of $8.8 million on the books of Munford Union Bank. A core deposit intangible asset was also established in the amount of $845,000, which is being amortized over a ten-year period. The goodwill is being tested annually for impairment. In the event of impairment, the adjustments to goodwill will not be deductible.

  The following table reflects the condensed balance sheet of Munford Union Bank and the fair values assigned to assets and liabilities at the date of purchase:

	Fair Value	Amortization Period	2003 Accumulated Amortization	Annual Estimate Accumulated Amortization
Cash and Due from Banks	$ 3,855	--
Federal Funds Sold	5,295	--
Investments	31,877	5	5.38	3.40
Net Loans	69,998	7	329.33	208.00
Premises and Equipment	3,337	3,5, 39	(31.35)	(19.80)
Goodwill	8,808	--	--	--
Core Deposit Intangible	845	10	133.80	84.50
Other Assets	2,012		--	--
Total Assets	$ 126,027		437.16	276.10
	=======		=======	=======
Deposits	100,942	5	386.02	243.80
Other Liabilities	5,762	5	6.65	4.20
Capital	19,323	0	--	--
Total Liabilities and Capital	$ 126,027		$ 392.67	$ 248.00
	=======		=======	=======
Net Expense			$ 44.49	$ 28.10
			=======	=======

  Pro forma balance sheets and statements of income of the Company calculated as though the acquisition of Munford Union Bank had been accomplished at the beginning of the year ended December 31, 2002, are as follows:

Statement of Income	2002

Interest Income	$ 38,970
Interest Expense	14,708
Net Interest Income	24,262
Provision for Loan Losses	1,518
Net Interest Income after Provision for Loan Losses	22,744
Other Income	7,688
Other Expenses	19,335
Net Income Before Income Taxes	11,097
Provision for Income Taxes	3,259
Net Income	$ 7,838
=======
Earnings Per Share	$ 2.14
=======
Weighted Average Shares Outstanding	3,668
=======

  NOTE 22 - EMPLOYEE STOCK OWNERSHIP AND 401(K) PLANS

  First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and the First Citizens National Bank 401(k) Plan as employee benefits. The 401(k) plan was adopted October 1, 2000.  The plans provides for a contribution annually not to exceed 25 percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. During the year 2004, the Company contributed amounts equal to three percent (3%) of total eligible compensation to the 401(k) plan and seven percent (7%) of eligible compensation to the employee stock ownership plan. Contributions to the plans totaled $967,706 in 2004, $866,421 in 2003, and $640,000 in 2002.

  Munford Union Bank also maintained a 401(k) employee benefit plan to which it contributed four percent (4%) of pre-tax earnings annually. In the year 2002, the contribution totaled $76,050. Since Munford Union Bank was merged into First Citizens National Bank in 2003, the 401(k) plan expense is included in the information in the previous paragraph.

  NOTE 23 - CONDENSED FINANCIAL INFORMATION

  FIRST CITIZENS BANCSHARES, INC.
  (Parent Company Only)
  Balance Sheets
  December 31, 2004 and 2003
  (In Thousands)

	2004	2003
ASSETS
Cash	$ 237	$ 167
Investment in Subsidiaries	74,034	70,933
Due from Subsidiaries	415	622
Other Assets	368	380
TOTAL ASSETS	$ 75,054	$ 72,102
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Long-term Debt	$ 13,831	$ 14,145
Accrued Expenses	15	11
TOTAL LIABILITIES	$ 13,846	$ 14,156

STOCKHOLDERS' EQUITY	61,208	57,946
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 75,054	$ 72,102
	========	========

  FIRST CITIZENS BANCSHARES, INC.
  (Parent Company Only)
  Condensed Income Statements
  December 31, 2004 and 2003
  (In Thousands)

INCOME	2004	2003
Dividends from Bank Subsidiary	$ 4,851	$ 5,165
Other Income	39	32
TOTAL INCOME	4,890	5,197

EXPENSES
Interest Expense	569	543
Other Expenses	164	168
TOTAL EXPENSES	733	711

Income Before Income Taxes and Equity in Undistributed Net Income of Bank Subsidiary	4,157	4,486
Income Tax Expense (Benefit)	(266)	(260)
	4,423	4,746
Equity in Undistributed Net Income of Bank Subsidiary	3,626	3,074
NET INCOME	$ 8,049	$ 7,820
	========	========

  FIRST CITIZENS BANCSHARES, INC.
  (Parent Company Only)
  Condensed Statements of Cash Flows
  December 31, 2004 and 2003
  (In Thousands)

Operating Activities
Net Income	$ 8,049	$ 7,820
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Income of Subsidiary	(3,626)	(3,074)
(Increase) Decrease in Other Assets	4	(788)
Increase (Decrease) in Other Liabilities	14	(169)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 4,441	$ 3,789

Investing Activities
Investment in Subsidiaries	207	(60)

Financing Activities
Payment of Dividends and Payments in Lieu of Fractional Shares	(4,091)	(3,949)
Payment of Principal on Long Term Debt	(314)	(121)
Treasury Stock Transactions - Net	(173)	(151)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(4,578)	(4,221)

INCREASE (DECREASE) IN CASH	70	(492)
Cash at Beginning of Year	167	659
CASH AT END OF YEAR	$ 237	$ 167
	========	========

  NOTE 24 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share Basic	Earnings Per Share Diluted
2004
First Quarter	$ 9,416	$ 6,265	$ 1,967	$ 0.54	$ 0.54
Second Quarter	9,662	6,518	2,021	0.55	0.55
Third Quarter	9,779	6,451	1,966	0.54	0.54
Fourth Quarter	10,160	6,434	2,095	0.57	0.57
Total	$ 39,017	$ 25,668	$ 8,049	$ 2.20	$ 2.20
	====	=====	=====	====	====
2003
First Quarter	$ 10,038	$ 6,304	$ 1,976	$ 0.54	$ 0.54
Second Quarter	10,115	6,408	1,645	0.45	0.45
Third Quarter	9,777	6,365	2,047	0.56	0.56
Fourth Quarter	9,576	6,277	2,152	0.59	0.59
Total	$ 39,506	$ 25,354	$ 7,820	$ 2.14	$ 2.14
	====	=====	=====	====	====

  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.

  ITEM 9A.    CONTROLS AND PROCEDURES

  The Company, under supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) under the Securities Exchange Act.  As of this report date, effectiveness of disclosure controls and procedures are considered to be effective with no material deficiencies that could adversely affect Bancshares ability to report accurate and comprehensive financial formation to investors.

  PART III

  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information appearing in Bancshares' 2005 Proxy Statement regarding directors, officers and audit committee expert is incorporated herein by reference in response to this Item.

  A description of The Code of Ethics (Conduct) for Bancshares included in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

  EXECUTIVE OFFICERS OF THE REGISTRANT

  The following information relates to the principal executive officers of Bancshares and its subsidiaries as of December 31, 2004:

Name	Age	Position and Office
Stallings Lipford	75

  Chairman of the Board of Bancshares and First Citizens.  Mr. Lipford joined First Citizens in 1950.  He became a member of the Board of Directors in 1960 and President in 1970.  He was made Vice Chairman of the Board in 1982.  He served as Vice Chairman of the Board of Bancshares from September 1982 to February 1984.  He served as President & CEO of Bancshares from 1983 to 1992.

Katie Winchester	64

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

Ralph Henson	63

  Vice President of Bancshares; Executive Vice President of Loan Administration of First Citizens. Employed by First Citizens in 1964. Mr. Henson served First Citizens as Senior Vice President and Senior Lending Officer until his appointment as Executive Vice President of Loan Administration in February 1993.  Appointed to Board of Directors in 1997.

Jeffrey Agee	44

  Appointed Vice President and successor designee to the President of Bancshares and First Citizens in June 2004. Mr. Agee is a Certified Public Accountant and served as Executive Vice President and Chief Financial Officer of First Citizens National Bank from August 1999 to June 2004. Mr. Agee served as Senior Vice President and Chief Financial Officer of First Citizens prior to this appointment. Employed by First Citizens in 1982. Served First Citizens previous to April 1994 as Vice President and Accounting Officer. Appointed Senior Vice President and Chief Financial Officer of First Citizens, April 17, 1996.

Barry Ladd	64

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

Judy Long	50

  Vice President and Secretary to the Board of First Citizens Bancshares.  Appointed Executive Vice President and Chief Operations Officer and Secretary of the Board of both First Citizens National Bank and Bancshares in August 1999.  Ms. Long served as Senior Vice President and Chief Operations Officer and Secretary to First Citizens prior to this appointment.  She served as Senior Vice President and Administrative Officer previous to November 1997, Vice President and Loan Operations Manager (1992-1996).  Employed by First Citizens on July 19, 1974.

John S. Bomar	56	Appointed Regional President and Chief Executive Officer for the Southwest Region. Mr. Bomar served as President of Munford Union Bank from 1994 until acquisition by First Citizens in 2002. Mr. Bomar served as Executive Vice President of Munford Union Bank from 1982 until promoted to President in 1994.

Laura Beth Butler	29	Appointed Senior Vice President and Chief Financial Officer of First Citizens National Bank and Bancshares June 2004. Ms. Butler is a Certified Public Accountant and prior employment consisted of positions as Senior Audit Manager of the Banking practice of a local accounting firm from 2000 to 2004 and as a Staff Accountant with KPMG, LLP from 1998 to 1999.

  ITEM 11. EXECUTIVE COMPENSATION

  The information required under this Item is set forth in the 2005 Proxy Statement, and is incorporated by reference.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 2005 Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2005, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference.

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

  First Citizens Bancshares, Inc.
  (Registrant)

                                      Date: March 16, 2005                               /s/  STALLINGS LIPFORD
                                                                                                                        CHAIRMAN

                                      Date: March 16, 2005                               /s/    LAURA BETH BUTLER
                                                                                                    SENIOR VICE PRESIDENT & PRINCIPAL
                                                                                                              FINANCIAL OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2005.

/s/ EDDIE ANDERSON	/s/ BARRY T. LADD	/s/ P. H. WHITE, JR.
Director	Director	Director

/s/ JOHN S. BOMAR	/s/ JOHN M. LANNOM	/s/ DWIGHT STEVEN WILLIAMS
Director	Director	Director

/s/ JAMES WALTER BRADSHAW	/s/ STALLINGS LIPFORD	/s/ KATIE WINCHESTER
Director	Director	Director

/s/ JAMES DANIEL CARPENTER	/s/ MILTON MAGEE	/s/ JOE S. YATES
Director	Director	Director

/s/ WILLIAM C. CLOAR	/s/ L. D. PENNINGTON
Director	Director

/s/ RICHARD W. DONNER	/s/ ALLEN SEARCY
Director	Director

/s/ BENTLEY F. EDWARDS	/s/ GREEN SMITHEAL, III
Director	Director

/s/ JULIUS M. FALKOFF	/s/ WILLIAM F. SWEAT
Director	Director

/s/ LARRY W. GIBSON	/s/ DAVID R. TAYLOR
Director	Director

/s/ RALPH E. HENSON	/s/ LARRY S. WHITE
Director	Director

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)    Documents filed as a part of this report:

          All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above listed financial statements or notes thereto.

  (b)    Reports on Form 8-K

              Reports of Form 8-K Change in Board Membership dated and filed in October 2004.

  (c)    Exhibits

          The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1.1.1	Charter of First Citizens Bancshares, Inc.*
3.1.1.2	Bylaws of First Citizens Bancshares, Inc.*
21.1.1.1	Subsidiaries of the Registrant
31.1.1.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.1.1.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1.1.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.1.1.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

  * Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2004.