Form 10-Q
period 2005-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2005-05-12
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED MARCH 31, 2005

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

________________________

Of the registrant's only class of common stock (no par value) there were 3,641,914 shares outstanding as of March 31, 2005 (Net of Treasury Stock).

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(Stated in Thousands)

	AS OF March 31, 2005	AS OF December 31, 2004
ASSETS
Cash and Due From Banks	$ 15,932	$ 18,384
Federal Funds Sold	20,654	15,002
Cash and Cash Equivalents	36,586	33,386
Investment Securities
Trading Investments - Stated at Market	-	-
Held to Maturity - Amortized Cost - Fair Value of $804 at March 31, 2005 and $810 at December 31, 2004	785	785
Available for Sale - Stated at Market	143,846	146,352
Loans (Excluding Unearned Income of $442 at March 31, 2005 and $350 at December 31, 2004)	533,730	534,682
Less: Allowance for Loan Losses	6,403	6,239
Net Loans	527,327	528,443
Loans Held for Sale	2,502	1,330
Federal Home Loan Bank and Federal Reserve Bank stocks, at Cost	5,100	5,056
Premises and Equipment	25,277	23,587
Accrued Interest Receivable	4,460	4,559
Goodwill	11,825	11,825
Other Intangible Assets	606	625
Other Real Estate	372	337
Other Assets	17,516	16,919
TOTAL ASSETS	$ 776,202	$ 773,204
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
Deposits
Demand	$ 74,938	$ 74,596
Time	326,103	324,656
Savings	194,320	193,130
Total Deposits	595,361	592,382
Securities Sold Under Agreements to Repurchase	31,088	30,611
Federal Funds Purchased and Other Short Term Borrowing	1,000	1,000
Long- term Debt	84,362	84,481
Other Liabilities	3,390	3,522
TOTAL LIABILITIES	715,201	711,996

Shareholders' Equity:
Common Stock, No Par Value - 10,000,000 Authorized; 3,717,593 Issued
and Outstanding at March 31, 2005 and 3,717,593 Issued and
Outstanding at December 31, 2004	3,718	3,718
Surplus	15,331	15,331
Retained Earnings	44,051	43,001
Obligation of Employee Stock Ownership Plan	-	-
Accumulated Other Comprehensive Income	(226)	785
Total Common Stock and Retained Earnings	62,874	62,835
Less - 75,679 Treasury Shares, at Cost at March 31, 2005 and 67,760 Shares at Cost at December 31, 2004	1,873	1,627
TOTAL SHAREHOLDERS' EQUITY	61,001	61,208
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 776,202	$ 773,204
	==========	=========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
AS OF MARCH 31, 2005 AND 2004
(Stated in Thousands)

	Three Months ended March 31,
	2005	2004
Balance Beginning of Period	$ 61,208	$ 57,946
Net Income	2,070	1,967
Other Comprehensive Income:
Changes in Available for Sale Investments	(1,061)	547
Changes in Derivatives	50	(3)
Comprehensive Income	1,059	2,511

Cash Dividend Declared	(1,020)	(1,022)
Common Stock Issued	--	--
Common Stock Repurchased	(246)	(70)
Employee Stock Obligation	--	--

Balance End of Period	$ 61,001	$ 59,365
	=======	========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended March 31,
	2005	2004
Interest Income:
Interest and fees on loans	$ 8,713	$ 8,063
Interest on investment securities:
Taxable	944	940
Tax-exempt	414	324
Dividends	78	62
Other Interest Income
Fed Funds Sold	89	27
Checking	4	--
Total Interest Income	10,242	9,416

Interest Expense:
Interest Expense on Deposits	2,694	2,068
Other Interest Expense	1,186	1,083
Total Interest Expense	3,880	3,151
Net Interest Income	6,362	6,265
Provision for Loan Losses	251	300
Net Interest Income after Provision	6,111	5,965

Other Income:
Income from Fiduciary Activities	183	189
Service Charges on Deposit Accounts	1,344	1,222
Brokerage Fees	371	308
Gain (loss) on Sale of Securities	(27)	206
Other Income	728	522
Total Other Income	2,599	2,447

Other Expenses:
Salaries and Employee Benefits	3,568	3,305
Net Occupancy Expense	405	395
Depreciation	443	374
Data Processing Expense	166	165
Legal and Professional Fees	41	25
Stationary and Office Supplies	69	79
Amortization of Intangibles	21	22
Other Expenses	1,310	1,250
Total Other Expenses	6,023	5,615
Net Income Before Income Taxes	$ 2,687	$ 2,797
Income Taxes	617	830
Net Income	$ 2,070	$ 1,967
	=====	=====
Earnings Per Share:	$ 0.57	$ 0.54
	=====	=====

Weighted Average Number of Shares Outstanding	3,645,217	3,653,595
	=======	======

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Stated in Thousands)

	Three Months Ended March 31,
	2005	2004

Net Cash Provided by Operating Activities	$ 3,969	$ 3,398

Investing Activities:
Proceeds of Maturities of Held-to-Maturity Securities	-	-
Purchase of Held-to-Maturity Investments	-	-
Proceeds of Maturities of Available-for-Sale Securities	11,386	3,924
Proceeds of Sales of Available-for-Sale Securities	10,343	10,040
Purchase of Available-for-Sale Securities	(20,925)	(18,975)
Increase in Loans-Net	(1,511)	(19,056)
Purchases of Premises and Equipment	(2,133)	(840)
Net Cash (Used) by Investing Activities	(2,840)	(24,907)

Financing Activities
Net Increase (Decrease) in Demand and Savings
Accounts	(4,076)	7,594
Increase (Decrease) in Time Deposits	1,447	(4,377)
Increase (Decrease) in Long-Term Debt	(119)	388
Treasury Stock Purchases, Net	(246)	(70)
Proceeds from Sale of Common Stock	-	-
Cash Dividends Paid	(1,020)	(1,022)
Net Increase (Decrease) in Short-Term Borrowings	6,085	3,218
Net Cash Provided by Financing Activities	2,071	5,731

Increase (Decrease) in Cash and Cash Equivalents	3,200	(15,778)

Cash and Cash Equivalents at Beginning of Period	33,386	34,277

Cash and Cash Equivalents at End of Period	$ 36,586	$ 18,499

Supplemental Cash Flow Disclosures:
Interest Payments, Net	$ 10,025	$ 3,249
Income Taxes Paid, Net	$ -	$ 386

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
(Stated in Thousands)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2005, the consolidated statements of income for the three month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Investment in impaired loans as of current quarter end is as follows:

Balance
Impaired loans with specific reserve allocations	$ 859,000
Impaired loans without specific reserve allocations	993,244
$ 1,852,244
=========
Specific reserve for impaired loan losses	$ 328,000

Interest income recognized on impaired loans has been applied on a cash basis.  Interest income recognized on impaired loans is immaterial for all reportable periods presented.  Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations.  Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

NOTE 5 - DERIVATIVE TRANSACTIONS

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

In June 2000, First Citizens swapped a fixed investment cash flow for a variable cash flow that is tied to the 90 day LIBOR Rate.  The new variable investment cash flow is matched with a variable borrowing cash flow generating a positive spread of 250 basis points with no interest rate risk.  The transaction was implemented to increase earnings of First Citizens. Volume used in the transaction was $1.5 million. Volume and risk associated with the transaction is well within the Funds Management Policy of the bank.  Maturity of the hedge is 10 years.

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased. Value of the derivative increased $50 thousand net of tax for the current reportable period.  Other comprehensive income reflects fair market value of the derivative at $177 thousand, gross and $109 thousand, net of tax.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  Goodwill is no longer amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests performed first quarter 2005, 2004 and 2003 resulted in an impairment of zero. Total goodwill as of the reportable date is $11.8 million or 1.52% of total assets or 19.38% of total capital.

Amortization expense of the other identifiable intangibles for the quarter was $21 thousand for 2005 and 2004.

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

In March 2005, the Company formed a wholly owned subsidiary First Citizens (TN) Statutory Trust III.  The Trust was created under the Business Act of Delaware for the sole purpose of issuing and selling preferred securities and using proceeds from the sale to acquire long term subordinated debentures issued by Bancshares.  The debentures are the sole assets of the Trust.  First Citizens Bancshares owns 100% of the common stock of the Trust.

On March 17, 2005 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust III, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1,000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005 the rate per annum of 4.84%.  For each successive period beginning on (and including) June 17, 2005, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.80%.  Interest payment dates are: March 17, June 17, September 17, and December 17 during the 30-year term.  The entire $5 million in proceeds was used to reduce Bancshares' revolving line of credit with First Tennessee discussed in Note 8 below.

The ability of First Citizens to service its long-term debt obligation is dependent upon the future profitability of its banking subsidiaries and their ability to pay dividends to the Company.

NOTE 8 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved two-year renewable line of credit with First Tennessee Bank in the amount of $13 million.  As of the reportable date, the drawn amount was $3.9 million.  This note was reduced by $5 million during first quarter 2005 by proceeds from the issuance of Trust Preferred Securities as noted in Note 7 above.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("the Bank"), First Citizens Capital Assets, Inc., First Citizens (TN) Statutory Trust II and First Citizens (TN) Statutory Trust III.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: First Citizens Financial Plus, Inc. and First Citizens Investments, Inc. The bank also owns 50% of White and Associates/First Citizens Insurance LLC and First Citizens/White and Associates Insurance Company, Inc.  First Citizens Investments, Inc. owns First Citizens Holdings, Inc.  First Citizens Holdings, Inc. owns First Citizens Properties, Inc.  These subsidiary activities consist of: brokerage, investments, insurance related products, credit insurance and investments in real estate mortgage participation interests.

BRANCH OPERATIONS

Land has been acquired in Collierville, Tennessee for the location of a new branch facility. A temporary banking facility opened for operations April 4, 2005.  Construction of a permanent banking facility on this site  began in April 2005.  The permanent facility in Oakland, Tennessee was opened in February 2005.  Although there are currently no other plans for additional branches, First Citizens will continue to search for expansion opportunities that will result in a positive deployment of Bancshares' capital.

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

CRITICAL ACCOUNTING ESTIMATES

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

RESULTS OF OPERATIONS

Earnings per share increased $0.03 or 5.55% when comparing the first quarters of 2005 and 2004.  The reduction of average outstanding shares achieved through treasury stock purchases enhanced earnings per share by $0.02 in the current quarter.  Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased $97 thousand or 1.55%, when comparing first quarter of 2005 to first quarter 2004.  The net yield on average earning assets declined 17 basis points from first quarter 2004 to first quarter 2005.  Beginning in late June 2004, the Federal Open Market Committee (FOMC) began removing accommodative monetary conditions through consistent 25 basis point increases in federal fund rates.  From June 2004 to March 2005, federal funds rates have increased from 1.00% to 2.75%. Although shorter-term rates have increased as federal funds rates have, longer-term rates have not and thus, the yield curve has continued to flatten during the second half of 2004 and into 2005.  The flattened yield curve has negatively impacted net interest margins, as the market has demanded higher rates for deposits, which have outpaced increases in loan and investment yields.  From first quarter 2004 to first quarter 2005, cost of total interest bearing liabilities increased 31 basis points while the yield on interest-earning assets increased a modest 13 basis points.  This negative trend in net interest margins is primarily due to increases in deposit rates over increases in loan rates.  Cost of deposits increased 38 basis points while loan yields increased only four basis points when comparing first quarters of 2005 and 2004.  Cost of funds for Bancshares' subsidiary, First Citizens National Bank, have been 1.82%, 1.94%, 2.04%, and 2.32% over the last four quarters from second quarter 2004 to first quarter 2005, respectively.

The concern about net interest margins is not unique to First Citizens.  Most financial institutions are battling margins as increases in yields on long-term assets lags behind increases in federal fund rates and other short-term liability rates.  The most recent peer information contained in the December 31, 2004 Uniform Bank Performance Report (UBPR) indicates that First Citizens had net interest income to average assets of 3.63% compared to peer at 3.86%.  Interest income to average assets is above peer at 5.34% compared to peer of 5.25%.  Comparisons of interest expense on deposits indicate deposits are priced consistently with peer at 1.65% for First Citizens and 1.62% for peer.  Interest expense on other borrowed money is much higher for First Citizens at 4.84% compared to 2.87% peer.  This difference is due to fixed rate Federal Home Loan Bank (FHLB) advances, which were used to fund the balance sheet and reduce exposure to rising rates.  Rates decreased subsequent to obtaining these advances in 2002 and 2003.  Currently, fixed rate FHLB advances total $64.5 million with a cost of 5.13%.  The cost of these advances dilute quarterly earnings by approximately $450,000 when compared to average cost of funds for first quarter 2005 of 2.32% for Bancshares' bank subsidiary.

Another major factor impacting peer comparisons of net interest margins is the dilution caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total approximately $38 million or 4% of total assets as of March 31, 2005.  The statement of cash flows reflects growth in fixed assets of $2.1 million during first quarter 2005.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $161,000 for first quarter 2005.

The loan loss provision for first quarter 2005 decreased $49 thousand or 16% compared to first quarter 2004.  First quarter net charge-offs for 2005 and 2004 were $87 thousand and $77 thousand, respectively.  Reserve for losses on loans as a percent of total loans was 1.20% at March 2005 and 1.25% at March 2004.   The reserve as a percent of total loans increased 0.04% from 1.16% at year-end 2004.  See also Loan section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets has outpaced peer over the last few years and was 1.23% compared to peer of 0.95% as of year-end 2004.  Non-interest income increased $152 thousand, or 6.21% over the prior year's first quarter.  In first quarter of 2005, fee income (non-interest income) contributed 20.24% to total revenue compared to 20.62% for the same period last year.  Brokerage fees, full insurance income and service charges on deposits contributed to the positive 6.21%% variance.  The variance is diluted by gains on sale of securities enjoyed in first quarter 2004 that were not duplicated in First Citizens quarter 2005.  In 2004, First Citizens/White and Associates Insurance Company, LLC brought suit to protect certain rights and earnings in 2004 were down due to related legal fees incurred.  Settlement of the subsidiary's litigation occurred early in 2005 in favor of the subsidiary and First Citizens' portion of the gain of approximately $150,000 was recorded in first quarter of 2005.  Excluding the settlement of the litigation, income received from White and Associates/First Citizens insurance subsidiary for first quarter 2005 increased $65,000 from first quarter 2004.  Brokerage income is also $66,000 more in first quarter 2005 compared to first quarter 2004.  The following table compares non-interest income for first quarter of 2005, 2004 and 2003:

	QUARTER ENDING MARCH 31,
		% of		% of
	2005	Change	2004	Change	2003
Income from Fiduciary Activities	$ 183	-3.17%	$ 189	24.34%	$ 152
Service Charges on Deposit Accounts	1,344	9.98%	1,222	9.20%	1,119
Brokerage Fees	371	20.45%	308	83.33%	168
Other income	701	-3.71%	728	12.35%	648
Total non-interest income	$ 2,599	6.21%	$ 2,447	17.25%	$ 2,087

Non-interest expenses represent the operating expenses of First Citizens. Non-interest expense increased $408 thousand, or 7.27%, over first quarter of 2004.  Salary and benefits increased because of full time salaries, and incentive accruals.  Average full-time equivalent employees are 257.42 for three months ended March 31, 2005 compared to 250.72 for three months ended March 31, 2004.  Bancshares' growth strategies are also increasing certain other sectors of the non-interest expense areas such as depreciation which increased 18.45% over prior year's first quarter.  The efficiency ratio as of March 31, 2005, 2004 and 2003 was 65.53%, 63.23% and 64.75%, respectively.  Executive management continues to be committed to the improvement of the efficiency ratio that will meet or exceed peer group ratio with the understanding the implementation of growth strategies may temporarily increase during the digestion of new branches and pressure of tight net interest margins.  Impaired Goodwill expense is $0 for the current and prior reportable periods.  The core deposit intangible expense for the current reportable quarter was flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $117 thousand or 1.94% of total non-interest expense in 2005 compared to $107 thousand or 1.90% of total non-interest expense in 2004. All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for first quarter of 2005, 2004 and 2003:

	QUARTER ENDING MARCH 31,
		% of		% of
	2005	Change	2004	Change	2003
Salaries and Employee Benefits	$ 3,568	7.96%	$ 3,305	9.04%	$ 3,031
Net Occupancy Expense	405	2.53%	395	0.00%	395
Depreciation	443	18.45%	374	8.72%	344
Data Processing Expense	166	0.61%	165	-23.61%	216
Legal and Professional Fees	41	64.00%	25	-457.14%	(7)
Stationary and Office Supplies	69	-12.66%	79	9.72%	72
Amortization of Intangibles	21	-4.55%	22	0.00%	22
Other Expenses	1,310	4.80%	1,250	-4.94%	1,315
Total Non-Interest Expense	$ 6,023	7.27%	$ 5,615	4.21%	$ 5,388

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING MARCH 31,
	2005 Average			2004 Average			2003 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 528,272	$ 8,713	6.60%	$ 491,475	$ 8,063	6.56%	$ 455,632	$ 8,518	7.47%
Investment Securities:
Taxable	111,103	944	3.40%	118,132	940	3.18%	113,036	1,048	3.70%
Tax Exempt (4)	40,419	627	6.21%	37,753	490	5.19%	35,699	618	6.92%
Interest Earning Deposits	684	4	2.34%	609	1	0.66%	629	2	1.27%
Federal Funds Sold	17,293	89	2.06%	6,098	25	1.64%	14,618	62	1.69%
Lease Financing	-	-	0.00%	-	-	0.00%	-	-	0.00%
Total Interest Earning Assets	$ 697,771	$ 10,377	5.95%	$ 654,067	$ 9,519	5.82%	$ 619,614	$ 10,248	6.61%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	$ 18,954			$ 15,825			$ 19,644
Bank Premises and Equipment	25,065			21,909			17,992
Other Assets	35,932			37,043			37,311
TOTAL ASSETS	$ 777,722			$ 728,844			$ 694,561
	======			=====			=====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Interest bearing deposits	$ 520,189	$ 2,694	2.07%	$ 490,919	$ 2,069	1.69%	$ 471,784	$ 2,609	2.21%
Federal Funds Purchased and Other Interest Bearing Liabilities	121,901	1,186	3.89%	105,801	1,082	4.09%	105,565	1,125	4.79%
TOTAL INTEREST BEARING LIABILITIES	642,090	3,880	2.42%	596,720	3,151	2.11%	577,349	3,734	2.93%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	68,725			68,808			59,094
Other Liabilities	4,391			4,760			2,984
TOTAL LIABILITIES	715,206			670,288			639,427

SHAREHOLDERS' EQUITY	62,516			58,556			55,134

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 777,722			$ 728,844			$ 694,561
	======			======			=====
NET INTEREST INCOME	--	$ 6,497	--	--	$ 6,368	--	--	$ 6,514	--
		======			======			=====
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	3.72%	--	--	3.89%	--	--	4.20%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

AS OF MARCH 31,
	2005	2004	2003	2002	2001
Real Estate:
Construction	$ 104,460	$ 78,373	$ 68,872	$ 36,167	$ 34,350
Mortgage*	320,675	314,409	284,051	229,665	205,936
Commercial, Financial and Agricultural	62,754	73,118	73,079	59,468	63,465
Consumer Installment	37,643	37,754	38,847	39,440	42,483
Other	4,297	3,432	3,644	1,452	2,919
Total Loans	$ 529,829	$ 507,086	$ 468,493	$ 366,192	$ 349,153
	=======	=======	=======	=======	=======

*Mortgage loans include loans held for sale in the secondary mortgage market.  Balances are $2.5 million, $3.1 million, $3.8 million, $1.3 million and $2.0 million for 2005, 2004, 2003, 2002 and 2001, respectively.

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

AS OF MARCH 31,
	2005	2004	2003	2002	2001
Non-Performing Loans:
Non-accrual	$ 1,310	$ 1,015	$ 2,065	$ 407	$ 3,333
90 Day Past Due Accruing Interest	907	238	1,512	2,070	527
Total Loans	$ 2,217	$ 1,253	$ 3,577	$ 2,477	$ 3,860
	=======	=======	=======	=======	=======

One of Bancshares' primary objectives is to seek quality-lending opportunities in West Tennessee. The majority of First Citizens' borrowers lives and conducts business in West Tennessee.  Total loans were flat during first quarter of 2005.  Volume is expected to grow during second quarter 2005 due to advances on agricultural production lines.  Construction real estate loans grew $26 million or 33% when comparing March 2005 to March 2004 and the growth is primarily due to the Southwest market consisting of Shelby, Tipton and Fayette Counties, Tennessee.  The unemployment rate for Tennessee is 5.9% as of March 2005 compared to 5.2% in December 2004 and 5.0% in March 2004.   Cash flows reflect flat loan growth at $1.5 million versus $19 million and $15 million for the years of 2004 and 2003, respectively.  The aggregate amount of loans that the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at March 31, 2005 was $10.16 million.  Non-performing loans at quarter end were 0.42% of total loans. Weighted average loan yields had a slight increase from 6.56% in 2004 to 6.60% in 2005.   Loan rates have begun to increase as a result in the increase in federal funds rates, but the loan yield increases have lagged well behind the increase in cost of short-term funding due to the flat yield curve as well as local economic and competitive factors.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise more than $47 million of total loans.  Recoveries, net of charge-offs in this category were $10 thousand for first quarter of 2005.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.20% for the current quarter and 1.16% at year-end 2004.  A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($131,000) (2) recovery of loans previously charged off $44,000 and (3) additions to reserve $251,000.  The provision for loan losses decreased $49,000 when compared to the same time period in 2004.

The ratio of net charged off loans during first quarter 2005 to average net loans outstanding was 0.02% compared to 0.01% for the same quarter of 2004.  Non-performing loans as of current quarter end have increased approximately $964 thousand from March 2004.  Despite an increase from prior year, non-performing loans remain at a very manageable level and within the range of non-performing averages over the last five years and less than 0.5% of total loans.   First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 83% of the funding for the current and prior years.  Borrowed funds from the FHLB amounted to 11.94% of total funding for year 2004 compared to 10.20% last year. The FHLB line of credit was $101 million with $32 million available at quarter end.  The Company has $23 million in deposit funds from the State of Tennessee. First Citizens National Bank has $23 million of brokered certificate of deposits comprising 3.85% of total deposits.

The bank's current liquidity position has improved since year-end 2004 due to flat loan growth and increase of $5 million in fed funds sold.  The cash flow statement reflects the smallest outflow for loans in first quarter 2005 versus the previous two years of $19 million and $14 million in first quarters 2004 and 2003, respectively.  Growth in deposits was modest at approximately $3 million.  Although deposit growth is expected to continue, loan demand is expected to increase at a higher rate throughout the remainder of 2005.  Ample liquidity is available to absorb the demands placed on cash flows for the expected growth.

The bank's liquidity position has been strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others.  First Citizens Bank has available lines of credit with the FHLB and correspondent banks totaling $125 million as of current quarter-end.  Bancshares has a ($13 million) line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Peer data per the December 31, 2004 Uniform Bank Performance Report indicates that our yields on investments exceed peer at 4.14% compared to 4.06% peer.  Quarterly average rates for taxable and tax-exempt securities for the current quarter end have increased 22 and 102 basis points, respectively, over prior year's first quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of the total portfolio.  Bancshares' goal is to steadily improve the investment portfolio without taking on material risk.

The pledged investments amount to $109 million as of the current reportable period.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	AS OF MARCH 31,
	2005	2004	2003	2002	2001
U.S. Treasury & Government Agencies	$ 95,449	$ 111,510	$ 105,561	$ 77,409	$ 68,275
State & Political Subdivisions	40,949	36,098	35,452	18,863	14,042
All Others*	13,333	7,988	7,893	9,274	9,612
TOTALS	$ 149,731	$ 155,596	$ 148,906	$ 105,546	$ 91,929
	=======	=======	======	======	=======

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified as Other Assets on the Balance Sheet consistent with regulatory reporting classifications.

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  The amortized cost and fair market value of securities by intent as of March 31, 2005; are as follows:

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 529	$ 521
U.S. Government agency & Corporation Obligations	0	0	96,696	94,928

Securities Issued by States & Political Subdivision
in the U.S.:
Taxable Securities	0	0	0	0
Tax-Exempt Securities	785	804	38,601	40,164
U.S. Securities:
Debt Securities	0	0	6,356	6,586
Equity Securities*	0	0	6,939	6,747
Foreign Securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 785	$ 804	$ 149,121	$ 148,946
	=====	=====	=======	=======

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified as Other Assets on the Balance Sheet consistent with regulatory reporting classifications.

Accumulated other comprehensive income reflects the unrealized gain (loss) on securities, net of tax.  During first quarter 2005, the unrealized gain (loss) on securities significantly decreased due to the current rising interest rate environment and the flattened yield curve and its impact on the 10-year Treasury rate.  The market value of the investment portfolio is heavily influenced by the 10-year Treasury benchmark due to the volumes of U. S. Government Treasury and Agency securities (including mortgage-related investments) that comprise our portfolio.  The 10-year Treasury rate increased in first quarter from about 4.2 - 4.3% in December 2004 to 4.5 - 4.6% in March 2005.  Other comprehensive income for the current quarter, net of tax, was a loss of approximately $1 million.  The decrease in market value of the portfolio is due entirely to the current interest rate environment and does not relate to quality of the issuer or the issuer's ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

CAPITAL RESOURCES

The management of the equity section in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on March 31, 2005 was $61.0 million, down 0.34% from $61.2 million on December 31, 2004.  The decrease in capital was from negative fair market moves in the investment portfolio (other comprehensive income) offset by undistributed income from the Bank and its subsidiaries.  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  The risk based capital ratio reflects continuous improvement when reviewing prior years. Total risk-based capital ratio as of March 31, 2005 was 11.86%, significantly in excess of the 8% mandated by Regulatory Authorities. Capital as a percentage of total assets for the quarter ending March 31, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF MARCH 31,
2005	2004	2003	2002	2001
7.86%	8.06%	7.98%	9.30%	9.45%

The dividend payout ratio was 49.12% for the current period versus 51.95% and 49.94% for first quarter 2004 and 2003, respectively. We anticipate the dividend payout ratio to end the year in the range of 49-51%.  Dividends per share remain at $0.28 per quarter due to Bancshares' strategy to reduce outstanding debt on the revolving line of credit during 2005.  First quarter dividends per share were $0.28 for 2005 and 2004. Bancshares has re-purchased approximately 8,000 shares of its own stock in the open market since December 31, 2004. Stock repurchase average price for first quarter 2004 was $31.00 per share.

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no significant accounting pronouncements issued by the Financial Accounting Standards Board during the quarter ended March 31, 2005.

INTEREST RATE RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Asset/Liability Committee strives to maintain stability in net interest margin under various interest rate cycles.  Multiple strategies have been utilized to reduce interest rate risk and include the following:  extended long-term Federal Home Loan Bank borrowings, shortened the re-pricing date of loans, encourage existing deposit customers to extend maturities past one year, reduced overnight borrowings exposure, implemented an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2004 Form 10-K.  The trend of increasing interest rates that began in late June 2004 continues in 2005 with Federal Funds rate of 2.75% as of current quarter end compared to 1.00% prior year first quarter.  The effects of the new rising rate environment are discussed throughout Item 2 - Management's Discussion and Analysis including the following sections:  Results of Operations, Loans, Liquidity, and Interest Rate Risk.  The analysis included in the December 31, 2004 Form 10-K included scenarios for a rising rate environment.  Actual results for the year ended December 31, 2005 will differ from simulations due to timing, magnitude, and frequency of interest rate changes, market conditions and management strategies.

ITEM 4 - CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of March 31, 2005 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of March 31, 2005.  Also, there have been no material changes in internal control over financial reporting during the quarter ended March 31, 2005 or subsequently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 2. Changes in Securities

            None.

Item 3. Defaults upon Senior Securities

            None.

Item 4. Submission of Matters To a Vote of Security Holders

            None.

Item 5. Other Information

             None.

Item 6. Exhibits

Exhibits 31(a) 31(b) Certification Pursuant to 18 U.S.C. 1350, Section 302

Exhibits 32(a) 32(b) Certification Pursuant to 18 U.S.C. 1350, Section 906

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: May 12, 2005                                        /s/  KATIE WINCHESTER
                                                                        President,  CEO, Vice-Chairman
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)

Date: May 12, 2005                                           /s/   LAURA BETH BUTLER
                                                                                Senior Vice President &
                                                                                 Chief Financial Officer
                                                                              First Citizens National Bank
                                                                                 (Principal Subsidiary)