Form 10-K/A
period 2004-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2005-07-28
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K/A
Amendment No. 1

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

Of the registrant's only class of common stock (no par value) there were 3,634,267 shares outstanding as of July 27, 2005 (net of Treasury Stock).

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement dated March 18, 2005 (Part III) filed by Electronic Submission

EXPLANATORY NOTE

First Citizens Bancshares, Inc. hereby amends its Form 10-K for the year ended December 31, 2004, which was filed March 17, 2005 to reflect revisions to certain disclosures and certifications as a result of the comment process with the Securities and Exchange Commission. There have been no adjustments to the financial statements for the periods covered by this Annual Report. A summary of the revised disclosures and certifications is as follows:

  Part II, Item 8, Note 1- Summary of Significant Accounting and Reporting Policies has been revised to include an explanation of the basis of presentation for two 50% owned insurance subsidiaries.

  Part II, Item 8, Note 3 - Investment Securities has been revised to clarify the company's one derivative transaction, an interest rate swap that has been designated as a cash flow hedge.

  Part II, Item 9A, Controls and Procedures has been revised as requested by the Securities and Exchange Commission.

  Exhibit 31.1 and 31.2 Section 302 Certifications have been revised as requested by the Securities and Exchange Commission.

In addition to the items noted above, certifications and signatures have been updated as appropriate.

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

  First Citizens National Bank has a 50% ownership in two insurance subsidiaries both of which are accounted for using the equity method. One is White and Associates/First Citizens Insurance, LLC which is a general insurance agency offering a full line of insurance products. The other is First Citizens/White and Associates Insurance Company whose principal activity is credit insurance. The investment in these subsidiaries is included in Other Assets on the Balance Sheets presented in this report and earnings from these subsidiaries are recorded in Other Income on the Income Statements presented in this report.

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

  Generally accepted accounting principles have established accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. These standards require that derivatives be reported either as assets or liabilities on the balance sheets and be reflected at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. The Company has one derivative transaction, which is an interest rate swap that was purchased in June 2000. Since a Federal Home Loan Bank Variable LIBOR Borrowing has been designated as the hedged item and in doing so, the Company has effectively fixed the cost of this liability. As a floating rate liability was hedged, there are no significant fluctuations in its market value but there are fluctuations in the cash flows. Thus, the swap is designated as a cash flow hedge, hedging the "benchmark interest rate." The market value gain or loss of the swap is adjusted through other comprehensive income. The purpose of the transaction was to reduce exposure to interest rate risk. Volume of the transaction is $1.5 million and the term is 10 years.

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

  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.

  ITEM 9A.    CONTROLS AND PROCEDURES

  The Company, under supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) under the Securities Exchange Act.  As of the end of the period covered by this Annual Report, disclosure controls and procedures are considered to be effective. There have been no changes in internal control during the quarter ending December 31, 2004, that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  First Citizens Bancshares, Inc.
  (Registrant)

                                      Date: March 16, 2005                               /s/  KATIE WINCHESTER
                                                                                                                        CHAIRMAN

                                      Date: March 16, 2005                               /s/    LAURA BETH BUTLER
                                                                                                    SENIOR VICE PRESIDENT & PRINCIPAL
                                                                                                              FINANCIAL OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on July 27, 2005.

/s/ JEFF AGEE	/s/ RALPH E. HENSON	/s/ DWIGHT STEVEN WILLIAMS
Director	Director	Director

/s/ EDDIE ANDERSON	/s/ BARRY T. LADD	/s/ KATIE WINCHESTER
Director	Director	Director

/s/ JOHN S. BOMAR	/s/ JOHN M. LANNOM	/s/ JOE S. YATES
Director	Director	Director

/s/ JAMES WALTER BRADSHAW	/s/ STALLINGS LIPFORD
Director	Director

/s/ JAMES DANIEL CARPENTER	/s/ MILTON MAGEE
Director	Director

/s/ WILLIAM C. CLOAR	/s/ ALLEN SEARCY
Director	Director

/s/ RICHARD W. DONNER	/s/ GREEN SMITHEAL, III
Director	Director

/s/ BENTLEY F. EDWARDS	/s/ DAVID R. TAYLOR
Director	Director

/s/ JULIUS M. FALKOFF	/s/ LARRY S. WHITE
Director	Director

/s/ LARRY W. GIBSON	/s/ P. H. WHITE, JR.
Director	Director

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

  * Incorporated by reference to Registrants Annual Report on Form 10-K/A for the year ended December 31, 2004.