Form 10-Q/A
period 2005-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2005-07-28
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY PARAGRAPH

As a result of the comment process with the Securities and Exchange Commission, First Citizens Bancshares, Inc. hereby amends its Form 10-Q for the quarter ended March 31, 2005, which was filed May 12, 2005, solely to reflect a revision to Item 4 Controls and Procedures. There have been no adjustments to the financial statements for the periods covered by this Quarterly Report. In addition to revising Item 4, certifications and signatures have been updated as appropriate.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
(Stated in Thousands)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2005, the consolidated statements of income for the three month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

FORWARD-LOOKING STATEMENTS

Quarterly reports on Form 10-Q (and 10-Q/A), including all documents incorporated by reference, may contain forward-looking statements.  Additional written or oral forward-looking statements may be made from time to time in other filings with the Securities Exchange Commission.  The discussion of changes in operations may contain words that indicate the company's future plans, goals, and estimates of assets, liabilities or income.  Forward- looking statements will express the company's position as of the date the statement is made.  These statements are primarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control.  When used in this discussion, the words, "anticipate," "project," "expect," believe," "should," "intend," "is likely," and other expressions are intended to identify forward-looking statements.  The statements are within the meaning and intent of section 27A of the Securities Exchange Act of 1934.  Such statements may include, but are not limited to, projections of income or loss, expenses, acquisitions, plans for the future, and others.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: July 27, 2005                                        /s/  KATIE WINCHESTER
                                                                        President,  CEO, Chairman
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)

Date: July 27, 2005                                           /s/   LAURA BETH BUTLER
                                                                                Senior Vice President &
                                                                                 Chief Financial Officer
                                                                              First Citizens National Bank
                                                                                 (Principal Subsidiary)