Form 10-Q
period 2005-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2005-08-10
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED JUNE 30, 2005

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

________________________

Of the registrant's only class of common stock (no par value) there were 3,638,267 shares outstanding as of June 30, 2005 (Net of Treasury Stock).

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(Stated in Thousands)

	AS OF June 30, 2005	AS OF December 31, 2004
ASSETS
Cash and due from banks	$ 20,740	$ 18,384
Federal funds sold	3,473	15,002
Cash and cash equivalents	24,213	33,386
Investment securities
Trading investments - stated at market	-	-
Held to Maturity, at amortized cost, fair value of $299 at June 30, 2005 and $810 at December 31, 2004	290	785
Available-for- Sale - stated at market	155,060	146,352
Loans (excluding unearned income of $483 at June 30, 2005 and $350 at December 31, 2004)	547,154	534,682
Less: allowance for loan losses	6,437	6,239
Net loans	540,717	528,443
Loans held for sale	2,366	1,330
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,149	5,056
Premises and equipment	25,424	23,587
Accrued interest receivable	5,051	4,559
Goodwill	11,825	11,825
Other intangible assets	584	625
Other real estate	315	337
Other assets	17,049	16,919
TOTAL ASSETS	$ 788,043	$ 773,204
	========	========
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
Deposits
Demand	$ 80,477	$ 74,596
Time	331,992	324,656
Savings	190,703	193,130
Total deposits	603,172	592,382
Securities sold under agreements to repurchase	29,693	30,611
Federal funds purchased and other short term borrowing	4,250	1,000
Long- term debt	83,996	84,481
Other liabilities	3,995	3,522
TOTAL LIABILITIES	725,106	711,996

Shareholders' Equity:
Common stock, no par value - 10,000,000 authorized; 3,717,593 issued and outstanding at June 30, 2005 and 3,717,593 issued and
outstanding at December 31, 2004	3,718	3,718
Surplus	15,331	15,331
Retained earnings	45,338	43,001
Obligation of Employee Stock Ownership Plan	-	-
Accumulated other comprehensive income	540	785
Total common stock and retained earnings	64,927	62,835
Less - 79,326 treasury shares, at cost as of June 30, 2005 and 67,760 shares at cost at December 31, 2004	1,990	1,627
TOTAL SHAREHOLDERS' EQUITY	62,937	61,208
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 788,043	$ 773,204
	==========	=========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Stated in Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Balance at beginning of period	$ 61,001	$ 59,365	$ 61,208	$ 57,946
Net income	2,306	2,021	4,376	3,988
Other comprehensive income due to:
Changes in available-for-sale investments	807	(2,379)	(254)	(1,832)
Changes in cash flow hedge derivative	(41)	65	9	62
Comprehensive income	3,072	(293)	4,131	2,218

Cash dividends declared	(1,019)	(1,024)	(2,039)	(2,046)
Common stock repurchased, net	(117)	(15)	(363)	(85)

Balance at end of period	$ 62,937	$ 58,033	$ 62,937	$ 58,033
	=====	=====	=====	=====

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$ 9,270	$ 8,232	$ 17,983	$ 16,295
Interest on investment securities:
Taxable	1,038	1,002	1,982	1,942
Tax-exempt	410	341	824	665
Dividends	86	82	164	144
Other interest income -
Federal Funds Sold	88	5	177	32
Interest-bearing deposits in banks	2	--	6	--
Total interest income	10,894	9,662	21,136	19,078

INTEREST EXPENSE
Interest expense on deposits	3,047	2,009	5,741	4,077
Other interest expense	1,229	1,135	2,415	2,218
Total interest expense	4,276	3,144	8,156	6,295
Net interest income	6,618	6,518	12,980	12,783
Provision for loan losses	259	250	510	550
Net interest income after provision	6,359	6,268	12,470	12,233

OTHER NON-INTEREST INCOME
Income from fiduciary activities	180	200	363	389
Service charges on deposit accounts	1,496	1,406	2,840	2,628
Brokerage fees	307	273	678	581
Earnings on bank owned life insurance	427	125	588	288
Gain (loss) on sale of securities	9	--	(18)	206
Other non-interest income	388	231	955	590
Total other non-interest income	2,807	2,235	5,406	4,682

OTHER NON-INTEREST EXPENSE
Salaries and employee benefits	3,610	3,294	7,178	6,599
Net occupancy expense	435	362	840	757
Depreciation	463	397	906	771
Data processing expense	152	196	318	361
Legal and professional fees	56	57	97	82
Stationary and office supplies	72	64	141	143
Amortization of intangibles	21	20	42	42
Other non-interest expense	1,320	1,329	2,630	2,579
Total other non-interest expense	6,129	5,719	12,152	11,334
Net income before income taxes	3,037	2,784	5,724	5,581
Income taxes	731	763	1,348	1,593
Net Income	$ 2,306	$ 2,021	$ 4,376	$ 3,988
	=====	=====	=====	=====
Earnings per share	$ 0.63	$ 0.55	$ 1.20	$ 1.09
Weighted average number of shares outstanding	3,640,936	3,652,790	3,643,065	3,653,193

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Stated In Thousands)

	Six Months Ended June 30,
	2005	2004

Net cash provided by operating activities	$ 5,321	$ 5,771

Investing activities:
Proceeds of maturities of held-to-maturity securities	495	30
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	23,607	17,630
Proceeds of sales of available-for-sale securities	10,343	10,040
Purchase of available-for-sale securities	(43,115)	(28,745)
Increase in loans-net	(13,316)	(31,180)
Purchases of premises and equipment	(2,743)	(1,070)
Net cash (used) by investing activities	(24,729)	(33,295)

Financing activities
Net increase (decrease) in demand and savings
accounts	3,454	(2,143)
Increase (decrease) in time deposits	7,336	(10,547)
Increase (decrease) in long-term debt	(485)	(524)
Treasury stock purchases, net	(363)	(85)
Cash dividends paid	(2,039)	(2,046)
Net increase (decrease) in short-term borrowings	2,332	27,324
Net cash provided by financing activities	10,235	11,979

Increase (decrease) in cash and cash equivalents	(9,173)	(15,545)

Cash and cash equivalents at beginning of period	33,386	34,277

Cash and cash equivalents at end of period	$ 24,213	$ 18,732

Supplemental cash flow disclosures:
Interest payments, net	$ 7,930	$ 6,782
Income taxes paid, net	$ 1,198	$ 1,882

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC., & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in Thousands)
JUNE 30, 2005

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2005, the consolidated statements of income for the three and six month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Approximate investment in impaired loans as of current quarter end is as follows:

Balance
Impaired loans with specific reserve allocations	$ 562,000
Impaired loans without specific reserve allocations	835,000
$ 1,397,000
=======
Specific reserve for impaired loan losses	$ 269,000

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

Due to market interest rate fluctuations, market value of the derivative decreased $41 thousand net of tax during the current quarter.  Other comprehensive income reflects negative value of the derivative at $244 thousand, gross and $151 thousand, net of tax.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  Goodwill is no longer amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently, First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests performed first quarter 2005, 2004 and 2003 resulted in an impairment of zero. Total goodwill as of the reportable date is $11.8 million or 1.50% of total assets or 18.79% of total capital as of the end of the current quarter.

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

On March 26, 2002, the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust II, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1,000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 26, 2002 the rate per annum is 5.59%.  For each successive period beginning on (and including) June 26, 2002, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 3.60%; provided however, that prior to March 26, 2007, this interest rate shall not exceed 11%.  Interest payment dates are: March 26, June 26, September 26, and December 26 during the 30-year term.

Bancshares' obligation under the debentures and related documents, constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Preferred Securities.  Although the debentures are treated as debt of the Company, they are treated as Tier I capital subject to a limitation that the securities included as Tier I capital not exceed 25% of the total Tier I capital.  Tier I Capital is defined and measured in accordance with financial institution regulatory guidelines.  The securities are callable by the Company after 5 years.  These funds served as a partial source for the acquisition of Munford Union Bank, along with a line of credit and capital infusion from First Citizens National Bank.

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

On March 17, 2005 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust III, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1,000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005 the rate per annum of 4.84%.  For each successive period beginning on (and including) June 17, 2005, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.80%.  Interest payment dates are: March 17, June 17, September 17, and December 17 during the 30-year term.  The entire $5 million in proceeds was used to reduce Bancshares' revolving line of credit with First Tennessee discussed in Note 8 below.  This trust preferred debt is recorded as debt by the Company but included as Tier I Capital for regulatory reporting in accordance with regulatory guidelines as discussed above.

The ability of First Citizens to service its long-term debt obligation is dependent upon the future profitability of First Citizens National Bank and its subsidiaries and their ability to pay dividends to the Company.

NOTE 8 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved two-year renewable line of credit with First Tennessee Bank in the amount of $13 million.  As of the reportable date, the drawn amount was $3.3 million.  This note was reduced by $5 million during first quarter 2005 by proceeds from the issuance of Trust Preferred Securities as noted in Note 7 above.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. (the "company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("the Bank"), First Citizens Capital Assets, Inc., First Citizens (TN) Statutory Trust II and First Citizens (TN) Statutory Trust III.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: First Citizens Financial Plus, Inc. and First Citizens Investments, Inc. The bank also owns 50% of White and Associates/First Citizens Insurance LLC and 50% of First Citizens/White and Associates Insurance Company, Inc.  First Citizens Investments, Inc. owns First Citizens Holdings, Inc.  First Citizens Holdings, Inc. owns First Citizens Properties, Inc.  These subsidiary activities consist of: brokerage, investments, insurance related products, credit insurance and investments in real estate mortgage participation interests.

BRANCH OPERATIONS

Construction of a permanent banking facility in Collierville, Tennessee, began in April 2005.  Collierville's temporary banking facility opened for operations April 4, 2005.  Although there are currently no other plans for additional branches, First Citizens will continue to search for expansion opportunities that will result in a positive deployment of Bancshares' capital.

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

RESULTS OF OPERATIONS

Earnings per share increased $0.08 or 14.55% when comparing the second quarters of 2005 and 2004 and $0.11 or 10.09% for the first six months of 2005 to 2004.  Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased $100 thousand or 0.78%, when comparing second quarter of 2005 to second quarter 2004.  The net yield on average earning assets declined 17 basis points from second quarter 2004 to second quarter 2005, but has increased 16 basis points from first quarter 2005 to second quarter 2005.  Beginning in late June 2004, the Federal Open Market Committee (FOMC) began removing accommodative monetary conditions through consistent 25 basis point increases in federal fund rates.  From June 2004 to June 2005, federal funds rates have increased from 1.00% to 3.25%. Although shorter-term rates have increased as federal funds rates have, longer-term rates have not and thus, the yield curve has continued to flatten during the second half of 2004 and first half of 2005. The flattened yield curve has negatively impacted net interest margins, as the market has demanded higher rates for deposits, which have outpaced increases in loan and investment yields.  From second quarter 2004 to second quarter 2005, cost of total interest bearing liabilities increased 61 basis points while the yield on interest-earning assets increased only 36 basis points.  This negative trend in net interest margins is primarily due to increases in deposit rates over increases in loan rates.  Cost of deposits increased 68 basis points while loan yields increased only 45 basis points when comparing second quarters of 2005 and 2004.  Cost of funds for Bancshares' subsidiary, First Citizens National Bank, have been 1.82%, 1.94%, 2.04%, 2.32% and 2.29% over the last five quarters from second quarter 2004 to second quarter 2005, respectively.

The concern about net interest margins is not unique to First Citizens.  Most financial institutions are battling margins as increases in yields on long-term assets lag behind increases in federal fund rates and other short-term liability rates.  The most recent peer information contained in the March 31, 2005 Uniform Bank Performance Report (UBPR) indicates that First Citizens had net interest income to average assets of 3.47% compared to peer at 3.88%.  Interest income to average assets is below peer at 5.38% compared to peer of 5.45%.  Comparisons of interest expense on deposits indicate deposits are priced consistently with peer at 1.84% for First Citizens and 1.86% for peer.  Interest expense on other borrowed money is much higher for First Citizens at 4.98% compared to 3.02% peer.  This difference is due to fixed rate Federal Home Loan Bank (FHLB) advances, which were used to fund the balance sheet and reduce exposure to rising rates.  Rates decreased subsequent to obtaining these advances in 2002 and 2003.  Currently, fixed rate FHLB advances total $64.5 million with a cost of 5.13%.  The cost of these advances dilute quarterly earnings by approximately $457,000 when compared to average cost of funds for first quarter 2005 of 2.3% for Bancshares' bank subsidiary.

Another major factor impacting peer comparisons of net interest margins is the dilution caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies.  Fixed assets total approximately $25 million and $24 million as of June 30, 2005 and 2004, respectively.  The statement of cash flows reflects additions to fixed assets of $2.7 million during the first six months of 2005.  BOLI policies are approximately $14 million as of both second quarter end 2005 and 2004.  BOLI assets are classified as Other Assets.  In addition to being recorded in accordance with generally accepted accounting principles, investments in BOLI policies are purchased and monitored in accordance with financial institution regulatory guidelines.  See non-interest income discussion below regarding earnings related to BOLI.

The loan loss provision for second quarter 2005 increased $9 thousand or 3.6% compared to second quarter 2004.  Second quarter net charge-offs for 2005 and 2004 were $225 thousand and $46 thousand, respectively.  The increase in net charge-offs compared to prior year is primarily due to unusually low charge-offs in 2004 as well as lower recoveries in the current quarter as a result of low charge-offs over the last five years.  Reserve for losses on loans as a percent of total loans was 1.18% at June 2005 and 1.26% at June 2004.   The reserve as a percent of total loans increased 0.02% from 1.16% at year-end 2004.  See also Loan section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets has outpaced peer over the last few years and was 1.35% compared to peer of 0.88% as of March 2005.  Non-interest income increased $572 thousand, or 25.6% over the prior year's second quarter.  In second quarter 2005, fee income (non-interest income) contributed 20.49% to total revenue compared to 18.79% for the same period last year.   Income related to bank-owned life insurance policies was $427 thousand for the quarter ended June 30, 2005 compared to $125 thousand for the same period in 2004.  Approximately $260 thousand of the current quarter income is due to a death benefit on a BOLI policy inherited through a prior acquisition.

Brokerage fees and income from our full service insurance subsidiary have also contributed to the positive variance.    In 2004, First Citizens/White and Associates Insurance Company, LLC brought suit to protect certain rights and earnings in 2004 were down due to related legal fees incurred.  Settlement of the subsidiary's litigation occurred early in 2005 in favor of the subsidiary and First Citizens' portion of the gain of approximately $150,000 was recorded in first quarter of 2005.  Excluding the settlement of the litigation, income received from White and Associates/First Citizens insurance subsidiary for second quarter 2005 increased approximately $100,000 from second quarter 2004.  Earnings from the insurance subsidiaries are included in Other Income.  Brokerage income is also $34,000 more in second quarter 2005 compared to second quarter 2004.  The following table compares non-interest income for second quarter of 2005, 2004 and 2003:

QUARTER ENDING JUNE 30,
	2005	% of Change	2004	% of Change	2003
Income from Fiduciary Activities	$ 180	-10.00%	$ 200	27.39%	$ 157
Service Charges on Deposit Accounts	1,496	6.40%	1,406	18.75%	1,184
Brokerage Fees	307	12.45%	273	60.59%	170
Earnings from Bank Owned Life Insurance	427	241.60%	125	0.81%	124
Other Income	397	71.86%	231	-10.81%	259
Total non-interest income	$ 2,807	25.59%	$ 2,235	18.00%	$ 1,894

Non-interest expenses represent the operating expenses of First Citizens. Non-interest expense increased $410 thousand, or 7.17%, over second quarter of 2004.  Salary and benefits increased because of full time salaries and incentive accruals.  The number of average full-time equivalent employees at First Citizens National Bank is 260.95 for six months ended June 30, 2005 compared to 253.42 for six months ended June 30, 2004.  Bancshares' growth strategies are also increasing certain other sectors of the non-interest expense areas such as depreciation which increased 16.62% over prior year's second quarter.  The efficiency ratio as of June 30, 2005, 2004 and 2003 was 64.6%, 64.05% and 64.19%, respectively.  Executive management continues to be committed to the improvement of the efficiency ratio that will meet or exceed peer group ratio with the understanding the implementation of growth strategies may temporarily increase during the digestion of new branches and pressure of tight net interest margins.  Impaired Goodwill expense is $0 for the current and prior reportable periods (See also Goodwill/Intangible Footnote).  The core deposit intangible expense for the current reportable quarter was flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $134 thousand or 2.19% of total non-interest expense in 2005 compared to $149 thousand or 2.61% of total non-interest expense in 2004. All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for the second quarter of 2005, 2004, and 2003:

QUARTER ENDING JUNE 30,
	2005	% of Change	2004	% of Change	2003
Salaries and Employee Benefits	$ 3,610	9.59%	$ 3,294	7.40%	$ 3,067
Net Occupancy Expense	435	20.17%	362	-19.38%	449
Depreciation	463	16.62%	397	15.74%	343
Data Processing Expense	152	-22.45%	196	10.73%	177
Legal and Professional Fees	56	-1.75%	57	90.00%	30
Stationary and Office Supplies	72	12.50%	64	-34.02%	97
Amortization of Intangibles	21	0.00%	21	40.00%	15
Other Expenses	1,320	-0.60%	1,328	3.43%	1,284
TOTAL NON-INTEREST EXPENSE	$ 6,129	7.17%	$ 5,719	4.71%	$ 5,462

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING JUNE 30,
	2005 Average			2004 Average			2003 Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 538,105	$ 9,270	6.89%	$ 510,973	$ 8,232	6.44%	$ 473,427	$ 8,761	7.47%
Investment Securities:
Taxable	116,153	1,124	3.87%	114,254	1,084	3.80%	111,965	925	3.70%
Tax Exempt (4)	39,889	621	6.23%	37,443	564	6.03%	35,807	607	6.92%
Interest Earning Deposits	594	2	1.35%	658	0	0.00%	592	2	1.27%
Federal Funds Sold	9,998	88	3.52%	2,274	5	0.88%	11,613	26	1.69%
Lease Financing	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total Interest Earning Assets	$ 704,739	$ 11,105	6.30%	$ 665,602	$ 9,885	5.94%	$ 633,404	$10,321	6.61%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	$ 18,432			$ 15,774			$ 17,692
Bank Premises and Equipment	25,331			22,081			18,706
Other Assets	34,368			38,753			39,157
TOTAL ASSETS	$ 782,870			$ 742,210			$ 708,959
	======			======			======
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Interest bearing deposits	$ 522,438	$ 3,047	2.33%	$ 485,580	$ 2,008	1.65%	$ 476,520	$ 2,512	2.11%
Federal Funds Purchased and Other Interest Bearing Liabilities	116,579	1,229	4.22%	121,960	1,135	3.72%	110,179	1,195	4.79%
TOTAL INTEREST BEARING LIABILITIES	639,017	4,276	2.68%	607,540	3,143	2.07%	586,699	3,707	2.93%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	77,502			69,658			61,228
Other Liabilities	4,359			5,297			5,315
TOTAL LIABILITIES	720,878			682,495			653,242

SHAREHOLDERS' EQUITY	61,992			59,715			55,717

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 782,870			$ 742,210			$ 708,959
	======			======			======
NET INTEREST INCOME		$ 6,829			$ 6,742			$ 6,614
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)			3.88%			4.05%			4.17%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS:

The following table sets forth loan totals net of unearned income by category for the past five years:

AS OF JUNE 30,
	2005	2004	2003	2002	2001
Real Estate:
Construction	$ 97,346	$ 87,155	$ 67,398	$ 52,363	$ 34,018
Mortgage*	333,817	314,198	300,383	278,222	220,007
Commercial, Financial and Agricultural	75,884	73,014	80,202	68,318	69,646
Consumer Installment	38,122	38,224	38,598	42,455	43,689
Other	4,351	6,573	4,080	4,326	3,216
TOTAL LOANS	$ 549,520	$ 519,164	$ 490,661	$ 445,684	$ 370,576
	=======	=======	=======	=======	=======

*Mortgage loans include loans held for sale in the secondary mortgage market.  Balances are $2.4 million, $1.6 million, $5.5 million, $1.3 million and $1.5 million for 2005, 2004, 2003, 2002 and 2001, respectively.

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

AS OF JUNE 30,
	2005	2004	2003	2002	2001
Non-Performing Loans:
Non-accrual	$ 816	$ 1,017	$ 1,470	$ 1,497	$ 2,203
90 Days Past Due Accruing Interest	703	313	1,438	521	498
TOTAL LOANS	$ 1,519	$ 1,330	$ 2,908	$ 2,018	$ 2,701
	=======	=======	=======	=======	=======

One of Bancshares' primary objectives is to seek quality-lending opportunities in West Tennessee. The majority of First Citizens' borrowers lives and conducts business in West Tennessee.  Total loans were flat during first quarter of 2005 but have grown 2.32% during the second quarter 2005.  Volume is up 5.5% from the same period in 2004.  Construction real estate loans grew $10 million or 11.7% when comparing June 2005 to June 2004 and the growth is primarily due to the Southwest market consisting of Shelby, Tipton and Fayette Counties, Tennessee.  The unemployment rate for Tennessee is 6.0% as of June 2005 compared to 5.9% in March 2005 and 4.8% in June 2004.   Cash flows reflect slow loan growth in 2005 at approximately $13 million for the first six months of 2005 versus $31 million and $37 million for the same periods in 2004 and 2003, respectively.  The aggregate amount of loans that the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at June 30, 2005 was approximately $10.3 million.  Non-performing loans at quarter end were 0.28% of total loans. Weighted average loan yields are up from 6.44% in 2004 to 6.89% in 2005.   Loan rates are moving in a positive trend as a result in the increase in federal funds rates, but the loan yield increases have lagged well behind the increase in cost of short-term funding due to the flat yield curve as well as local economic and competitive factors.

AGRICULTURAL LOANS:

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral total approximately $56 million of total loans.  Recoveries, net of charge-offs in this category were $10 thousand for first six months of 2005.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES:

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.18% for the current quarter and 1.16% at year-end 2004.  A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($256,000) (2) recovery of loans previously charged off $31,000 and (3) additions to reserve $259,000.  The provision for loan losses increased $9,000 when compared to the same time period in 2004.

The ratio of net charged off loans during second quarter 2005 to average net loans outstanding was 0.04% compared to 0.01% for the same quarter of 2005.  Non-performing loans as of current quarter end have increased approximately $189 thousand from June 2004.  Despite an increase from prior year, non-performing loans remain at a very manageable level and within the range of non-performing averages over the last five years and less than 0.5% of total loans.   First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

LIQUIDITY:

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 83% 80% of the funding as of June 30, 2005 and 2004, respectively.  Borrowed funds from the FHLB amounted to 9.71% of total funding for as of June 2005 compared to 10.91% last year. The FHLB line of credit was $99 million with $14 million available at quarter end.  The Company has $23 million in deposit funds from the State of Tennessee. First Citizens National Bank has $23 million of brokered certificate of deposits comprising 3.77% of total deposits.

Bancshares' strategy is to maintain a fairly neutral to slight borrowing position in regards to fed funds sold and fed funds purchased. As a result of this strategy, fed funds sold have decreased approximately $12 million since year-end 2004.  Approximately $9 million of the fed funds sold have been primarily invested in U. S. government agency securities included in the available-for-sale investment securities portfolio during the first six months of 2005.  Another $2 million has been invested in premises and equipment.  Fed funds were invested in the available-for-sale portfolio primarily due to slower growth in loans as compared to the prior two years.  Loan growth of $12 million or 2.32% during first six months of 2005 was primarily funded through $11 million or 1.82% growth in deposits.  The cash flow statement reflects the smallest outflow for loans in first two quarters of 2005 versus the previous two years of $31 million and $37 million in first two quarters 2004 and 2003, respectively.  Growth in deposits was approximately $11 million and fed funds purchased increased approximately $3 million during the quarter.  Although deposit growth is expected to continue, loan demand is expected to increase at a higher rate throughout the remainder of 2005.  Ample liquidity is available to absorb the demands placed on cash flows for the expected growth.

The bank's liquidity position has been strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others.  First Citizens National Bank has available lines of credit with the FHLB and correspondent banks totaling approximately $125 million as of current quarter-end.  Bancshares has a ($13 million) line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

INVESTMENT SECURITIES:

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Peer data for the Bank per the March 31, 2005 Uniform Bank Performance Report indicates that our yields on investments exceed peer at 4.34% compared to 4.10% peer.  Quarterly average rates for taxable and tax-exempt securities for the current quarter end have increased 7 and 20 basis points, respectively, over prior year's second quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of the total portfolio.  Bancshares' goal continues to be to steadily improve the investment portfolio without taking on material risk.

The pledged investments amount to $111 million as of the current reportable period.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	AS OF JUNE 30,
	2005	2004	2003	2002	2001
U.S. Treasury & Government Agencies	$ 107,310	$ 104,638	$ 95,940	$ 93,479	$ 74,665
State & Political Subdivisions	39,803	36,219	36,705	37,858	13,770
All Others*	13,376	6,609	8,962	11,388	7,568
TOTALS	$ 160,489	$ 147,466	$ 141,607	$ 142,725	$ 96,003
	=======	=======	======	======	=======

* Includes Federal Home Loan Bank and Federal Reserve Bank stocks.

Investments are classified according to intent in accordance with generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  The amortized cost and fair market value of securities by intent as of June 30, 2005; are as follows:

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 906	$ 900
U.S. Government agency and corporation obligations	0	0	107,233	106,410

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	290	299	37,599	39,513
U.S. Securities:
Debt Securities	0	0	6,351	6,597
Equity Securities*	0	0	6,988	6,779
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 290	$ 299	$ 159,077	$ 160,199
	=====	======	=======	=======

* Includes Federal Home Loan Bank and Federal Reserve Bank stocks.

Accumulated other comprehensive income reflects the unrealized gain (loss) on available-for-sale securities, net of tax.  Overall, the first six months of 2005 resulted in negative other comprehensive of $254 thousand.  During first two quarters 2005, the unrealized gain (loss) on available-for-sale securities significantly decreased $1.06 million in first quarter and then regained $800 thousand of the loss in second quarter due to the market interest rate environment, the flattened yield curve and its impact on the 10-year Treasury rate.  The market value of the investment portfolio is heavily influenced by the 10-year Treasury benchmark due to the volumes of U. S. Government Treasury and Agency securities (including mortgage-related investments) that comprise our portfolio.  The 10-year Treasury rate increased in first quarter from about 4.2 - 4.3% in December 2004 to 4.5 - 4.6% in March 2005 and then dropped back to about 4.0% by the end of June 2005.  Other comprehensive income for the current quarter, net of tax, was a gain of approximately $800 thousand.  The fluctuations in market value of the portfolio are due entirely to the current interest rate environment and do not relate to quality of the issuer or the issuer's ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote of this report.

CAPITAL RESOURCES

The management of the equity section in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on June 30, 2005 was $62.9 million, up 3.17% from $61.0 million on March 31, 2005.  The increase in capital was from positive fair market moves in the investment portfolio (other comprehensive income) coupled with undistributed income from the Bank and its subsidiaries.  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  The risk based capital ratio reflects continuous improvement when reviewing prior years. Total risk-based capital ratio as of June 30, 2005 was 12.11%, significantly in excess of the 8% mandated by Regulatory Authorities. Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF JUNE 30,
2005	2004	2003	2002	2001
7.99%	7.84%	7.82%	7.99%	9.25%

The dividend payout ratio was 44.2% for the current period versus 51.3% and 60.1% for second quarter 2004 and 2003, respectively. We anticipate the dividend payout ratio to end the year in the range of 45-50%.  Dividends per share remain at $0.28 per quarter due to Bancshares' strategy to reduce outstanding debt on the revolving line of credit during 2005.  Second quarter dividends per share were $0.28 for 2005 and 2004. Bancshares has re-purchased approximately 11,600 shares of its own stock in the open market during the six months ended June 30, 2005. Weighted average re-purchase price was $31.32 per share during the first six months of 2005.  Currently, there is no formalized plan in place for the re-purchase of stock due to Bancshares' strategy to reduce its revolving line of credit during 2005.

A trend of key performance ratios as of June 30 for the last five years is as follows:

	AS OF JUNE 30,
	2005	2004	2003	2002	2001
Percentage of Net Income to:
Average Total Assets	1.13%	1.09%	0.92%	1.20%	1.17%
Average Shareholders'
Equity	14.18%	13.54%	11.80%	13.81%	12.79%
Percentage of Dividends
Declared Per Common
Share to Net Income	46.67%	51.38%	60.06%	54.73%	60.01%
Percentage of Average
Shareholders' Equity to
Average Total Assets*	8.81%	8.93%	8.70%	9.53%	9.90%

*Includes the allowance for loan losses in average equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 Accounting Changes and Error Corrections. This new standard replaces SFAS No. 3 and APB Opinion No. 20 and changes requirements for the accounting for and reporting of a voluntary change in accounting principle and in the unusual instance that an accounting pronouncement does not include specific transition provisions. This standard does not apply to accounting pronouncements with specific transition provisions. The effective date of SFAS No. 154 is for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after the issuance date of the Statement (May 2005). SFAS No. 154 did not impact the financial statements presented in this report.

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

The Company has one derivative transaction, which is an interest rate swap that was purchased in June 2000.  Since a Federal Home Loan Bank Variable LIBOR Borrowing has been designated as the hedged item and in doing so, the Company has effectively fixed the cost of this liability.  As a floating rate liability was hedged, there are no significant fluctuations in its market value but there are fluctuations in the cash flows.  Thus, the swap is designated as a cash flow hedge, hedging the "benchmark interest rate."  The volume and risk associated with this derivative is well within the Funds Management Policy of the bank. There have been no material changes applicable to this transaction during any of the periods presented in this report.  Fluctuations in market value are adjusted through other comprehensive income.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2004 Form 10-K.  The trend of increasing interest rates that began in late June 2004 continues in 2005 with Federal Funds rate of 3.25% as of current quarter end compared to 1.00% prior year second quarter.  The effects of the new rising rate environment are discussed throughout Item 2- Management's Discussion and Analysis including the following sections:  Results of Operations, Loans, Liquidity, and Interest Rate Risk.  The analysis included in the December 31, 2004 Form 10-K included scenarios for a rising rate environment.  Actual results for the year ended December 31, 2005 will differ from simulations due to timing, magnitude, and frequency of interest rate changes, market conditions and management strategies.

ITEM 4 - CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of June 30, 2005 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) under the Securities Exchange Act.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective as of June 30, 2005.  There have been no changes in internal control during the quarter ending June 30, 2005, that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8K

Exhibits 31(a)  31(b) - Certification Pursuant to 18 U.S.C. 1350, Section 302

Exhibits 32(a)  32(b) - Certification Pursuant to 18 U.S.C. 1350, Section 906

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: August 10, 2005                                        /s/  KATIE WINCHESTER
                                                                        PRESIDENT,  CEO, Vice-Chairman
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)

Date: August 10, 2005                                   /s/    LAURA BETH BUTLER
                                                                              SENIOR VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)