Form 10-Q
period 2005-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2005-11-14
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED SEPTEMBER 30, 2005

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

________________________

Of the registrant's only class of common stock (no par value) there were 3,634,933 shares outstanding as of September 30, 2005 (Net of Treasury).

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Stated in Thousands)

	AS OF	AS OF
	September 30, 2005	December 31, 2004
ASSETS

Cash and due from banks	$ 16,094	$ 18,384
Federal funds sold	1,836	15,002
Cash and cash equivalents	17,930	33,386
Investment securities:
Trading investments-stated at market	-	-
Held-to-Maturity, at amortized cost, fair
value of $299 at September 30, 2005
and $810 at December 31, 2004	289	785
Available-for-Sale-stated at market	157,984	146,352
Loans (excluding unearned income of $443 at September 30, 2005
and $350 at December 31, 2004)	558,013	534,682
Less: allowance for loan losses	6,644	6,239
Net loans	551,369	528,443
Loans held-for-sale	3,127	1,330
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,199	5,056
Premises and equipment	26,263	23,587
Accrued interest receivable	5,767	4,559
Goodwill	11,825	11,825
Other intangible assets	563	625
Other real estate	390	337
Other assets	18,372	16,919
TOTAL ASSETS	$ 799,078	$ 773,204

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$ 79,020	$ 74,596
Time	337,058	324,656
Savings	190,259	193,130
Total deposits	606,337	592,382
Securities sold under agreements to
repurchase	33,311	30,611
Federal funds purchased and other short
term borrowings	13,000	1,000
Long-term debt	78,562	84,481
Other liabilities	4,061	3,522
Total liabilities	735,271	711,996

 FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONT'D
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Stated in Thousands)

	AS OF	AS OF
	September 30, 2005	December 31, 2004
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at September 30, 2005 and 3,717,593
issued and outstanding at December 31, 2004	$ 3,718	$ 3,718
Surplus	15,331	15,331
Retained earnings	46,525	43,001
Obligation of Employee Stock Ownership Plan	-	-
Accumulated other comprehensive income	329	785
Total common stock and retained earnings	65,903	62,835
Less-82,660 treasury shares, at cost as of September 30, 2005
and 67,760 shares at Cost at December 31, 2004	2,096	1,627
Total shareholders' equity	63,807	61,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 799,078	$ 773,204

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Stated in Thousands)

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance at beginning of period	$ 62,937	$ 58,033	$ 61,208	$ 57,946
Net income	2,205	1,966	6,581	5,954
Other comprehensive income due to:
Changes in available-for-sale investments	(260)	1,691	(514)	(141)
Changes in cash flow hedge derivative	49	96	58	158
Comprehensive income	1,994	3,753	6,125	5,971

Cash dividends declared	(1,018)	(1,022)	(3,057)	(3,068)
Common stock repurchased, net	(106)	(31)	(469)	(116)

Balance at end of period	$ 63,807	$ 60,733	$ 63,807	$ 60,733

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$ 9,884	$ 8,379	$ 27,867	$ 24,674
Interest on investment securities:
Taxable	1,148	967	3,130	2,909
Tax-exempt	411	345	1,235	1,010
Dividends	94	76	258	220
Other interest income	-	-
Fed funds sold	23	10	200	42
Interest-bearing deposits in banks	3	2	9	2
Total interest income	11,563	9,779	32,699	28,857

Interest expense:
Interest expense on deposits	2,938	2,126	8,679	6,203
Other interest expense	1,680	1,202	4,095	3,420
Total interest expense	4,618	3,328	12,774	9,623

Net interest income	6,945	6,451	19,925	19,234

Provision for loan losses	299	285	809	835

Net interest income after provision	6,646	6,166	19,116	18,399

Other non-interest income:
Income from fiduciary activities	236	180	599	569
Service charges on deposit accounts	1,578	1,479	4,418	4,107
Brokerage fees	303	258	981	839
Earnings on bank owned life insurance	141	96	729	384
Gain (loss) on sale of securities	(1)	4	(19)	210
Other non-interest income	417	270	1,372	860
Total other non-interest income	2,674	2,287	8,080	6,969

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Other non-interest expense:
Salaries and employee benefits	$ 3,609	$ 3,320	$ 10,787	$ 9,919
Net occupancy expense	441	397	1,281	1,154
Depreciation expense	474	421	1,380	1,192
Data processing expense	176	170	494	531
Legal and professional fees	32	89	129	171
Stationary and office supplies	77	69	218	212
Amortization of intangibles	21	21	63	63
Other non-interest expense	1,425	1,219	4,055	3,798
Total other non-interest expense	6,255	5,706	18,407	17,040

Net income before income taxes	3,065	2,622	8,789	8,328

Income taxes	860	781	2,208	2,374

Net Income	$ 2,205	$ 1,841	$ 6,581	$ 5,954

Earning per share	$ 0.61	$ 0.54	$ 1.81	$ 1.63

Weighted average number
of shares outstanding	3,635,597	3,651,859	3,640,560	3,652,869

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Stated in Thousands)

	Nine Months Ended Sept. 30,
	2005	2004

Net cash provided by operating activities	$ 7,522	$ 7,627

Investing activities:
Proceeds of maturities of held-to-maturity securities	495	30
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	29,940	25,773
Proceeds of sales of available-for-sale securities	10,343	14,190
Purchase of available-for-sale securities	(51,581)	(40,319)
Increase in loans-net	(27,329)	(43,082)
Purchases of premises and equipment	(4,056)	(1,838)
Net cash (used) by investing activities	(42,188)	(45,246)

Financing activities:
Net increase (decrease) in demand and savings
accounts	1,553	3,240
Increase (decrease) in time deposits	12,402	(1,272)
Increase (decrease) in long-term debt	(5,919)	1,314
Treasury stock purchases, net	(469)	(116)
Cash dividends paid	(3,057)	(3,068)
Net increase in short-term borrowings	14,700	21,366
Net cash provided by financing activities	19,210	21,464

Increase (decrease) in cash and cash equivalents	(15,456)	(16,155)

Cash and cash equivalents at beginning of period	33,386	34,277

Cash and cash equivalents at end of period	$ 17,930	$ 18,122

Supplemental cash flow disclosures:
Interest payments, net	$ 12,629	$ 10,025
Income taxes paid, net	$ 2,115	$ 2,142

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005
(Stated in Thousands)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2005, the consolidated statements of income for the three and nine month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Approximate investment in impaired loans as of current quarter end is as follows:

Impaired loans with specific reserve allocations	$ 776,000
Impaired loans without specific reserve allocations	535,000
$ 1,311,000
=========
Specific reserve for impaired loan losses	$ 315,000

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

Due to market interest rate fluctuations, market value of the derivative increased $49 thousand net of tax during the current quarter.  Other comprehensive income reflects negative value of the derivative at $165 thousand, gross and $102 thousand, net of tax.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  Goodwill is no longer amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently, First
Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests performed first quarter 2005, 2004 and 2003 resulted in an impairment of zero. Total goodwill as of the reportable date is $11.8 million or 1.48% of total assets or 18.53% of total capital as of the end of the current quarter.

Amortization expense of the other identifiable intangibles for the current quarter was $21 thousand for 2005 and 2004.

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

NOTE 8 - REVOLVING LINE OF CREDIT

First Citizens Bancshares has an approved two-year renewable line of credit with First Tennessee Bank in the amount of $13 million. As of the reportable date, the drawn amount was $2.97 million. This note was reduced by $5 million during first quarter 2005 by proceeds from the issuance of Trust Preferred Securities as noted in Note 7 above.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Earnings per share increased $0.07 or 13% when comparing the third quarters of 2005 and 2004 and $0.18 or 11% for the first nine months of 2005 to 2004.  Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets.  Net interest income increased approximately $500 thousand or 2.57%, when comparing third quarter of 2005 to third quarter 2004.  The net yield on average earning assets increased 8 basis points from third quarter 2004 to third quarter 2005, but has increased 29 basis points from second quarter 2005 to third quarter 2005.

Beginning in late June 2004, the Federal Open Market Committee (FOMC) began removing accommodative monetary conditions through consistent 25 basis point increases in federal fund rates.  From June 2004 to September 2005, federal funds rates have increased from 1.00% to 3.75%.  Although shorter-term rates increased as federal funds rates were increased, increases in longer-term rates lagged behind over the last year.  During 2005, trends in net interest margins have slowly begun to improve.  From third quarter 2004 to third quarter 2005, cost of total interest bearing liabilities increased 69 basis points while the yield on interest-earning assets increased 71 basis points.  Net interest margins have improved from 3.72% for first quarter 2005 to 3.88% for second quarter 2005 to 4.01% for third quarter 2005.

The concern about net interest margins is not unique to First Citizens.  Most financial institutions are battling margins as increases in yields on long-term assets lag behind increases in federal fund rates and other short-term liability rates.  The most recent peer information contained in the June 30, 2005 Uniform Bank Performance Report (UBPR) indicates that the company's primary subsidiary, First Citizens National Bank, had net interest income to average assets of 3.52% compared to peer at 3.92%.  Although the bank is below peer in net interest margin for first and second quarters 2005, the bank is experiencing a positive trend of modest improvements each quarter.  Interest income to average assets is near peer at 5.52% compared to peer of 5.59%.  Comparisons of interest expense on deposits indicate deposits are priced slightly below peer at 1.95% for First Citizens and 2.00% for peer.  Interest expense on other borrowed money continues to be higher for First Citizens at 5.02% compared to 3.19% peer due to fixed rate Federal Home Loan Bank (FHLB) advances from prior years, which were used to fund the balance sheet and reduce exposure to rising rates.  Rates decreased subsequent to obtaining these advances in 2002 and 2003.  Currently, fixed rate FHLB advances total $59.5 million with a cost of 5.32%.  The cost of these advances dilute quarterly earnings by approximately $430,000 when compared to cost of funds of 2.43% as of current quarter end for Bancshares' bank subsidiary.

Another major factor impacting peer comparisons of net interest margins is the dilution caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies.  Fixed assets total approximately $26 million and $22 million as of September 30, 2005 and 2004, respectively.  The statement of cash flows reflects additions to fixed assets of approximately $4 million during the nine months ended September 30, 2005.  BOLI policies are approximately $15 million and $14 million as of second quarter end 2005 and 2004, respectively.  BOLI assets are classified as Other Assets and earnings on those assets are recorded as Other Non-Interest Income.  In addition to being recorded in accordance with generally accepted accounting principles, investments in BOLI policies are purchased and monitored in accordance with financial institution regulatory guidelines.  See non-interest income discussion below regarding earnings related to BOLI.

The loan loss provision for third quarter 2005 increased $14 thousand or 1.7% compared to third quarter 2004.  Third quarter net charge-offs for 2005 and 2004 were $92 thousand and $478 thousand, respectively.  The decrease in net charge-offs compared to prior year is primarily due the continued quality of the loan portfolio and due to the majority of charge-offs for 2004 occurring during third quarter.  Reserve for losses on loans as a percent of total loans was 1.19% at September 2005 and 1.20% at September 2004.   The reserve as a percent of total loans increased 0.03% from 1.16% at year-end 2004.  See also Loan section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  The Bank's non-interest income to average assets has outpaced peer over the last few years and was 1.39% compared to peer of 0.89% as of June 2005.  Non-interest income increased $387 thousand, or 17% over the prior year's third quarter and the year-to-date as of September 30, 2005 has increased $1.1 million or 16% over the same period last year.  In third quarter 2005, fee income (non-interest income) contributed 18.78% to total revenue compared to 18.95% for third quarter 2004.   Income related to bank-owned life insurance policies was $141 thousand for the quarter ended and $729 thousand for the nine months ended September 30, 2005 compared to $96 thousand for third quarter and $384 thousand year-to-date in 2004.  Approximately $260 thousand of the year-to-date income was recognized in second quarter 2005 and is due to a death benefit on a BOLI policy inherited through a prior acquisition.

Brokerage fees and income from our full service insurance subsidiary have also contributed to the positive variance.    In 2004, First Citizens/White and Associates Insurance Company, LLC brought suit to protect certain rights and earnings in 2004 were down due to related legal fees incurred.  Settlement of the subsidiary's litigation occurred early in 2005 in favor of the subsidiary and First Citizens' portion of the gain of approximately $150,000 was recorded in first quarter of 2005.  Excluding the settlement of the litigation, income received from White and Associates/First Citizens insurance subsidiary for third quarter 2005 increased approximately $80,000 from third quarter 2004.  Earnings from the insurance subsidiaries are included in Other Income.  Brokerage income is also $142,000 more in third quarter 2005 compared to third quarter 2004.  The following table compares non-interest income for third quarter of 2005, 2004 and 2003:

	QUARTER ENDING SEPTEMBER 30,
	2005	% of Change	2004	% of Change	2003
Income from Fiduciary Activities	$ 236	31.11%	$ 180	-10.45%	$ 201
Service Charges on Deposit Accounts	1,578	6.69%	1,479	13.94%	1,298
Brokerage Fees	303	17.44%	258	-8.19%	281
Earnings from Bank Owned Life Insurance	141	46.88%	96	-66.78%	289
Other income	416	51.82%	274	-27.70%	379
Total non-interest income	$ 2,674	16.92%	$ 2,287	-6.58%	$ 2,448

Non-interest expenses represent the operating expenses of First Citizens. Non-interest expense for the current quarter increased $549 thousand, or 9.69%, over third quarter of 2004.  Salary and benefits increased because of full time salaries and incentive accruals as well as increased staff necessary to operate branch locations.  The number of average full-time equivalent employees at First Citizens National Bank is 263.65 for nine months ended September 30, 2005 compared to 258.27 for nine months ended September 30, 2004.  Bancshares' growth strategies are also increasing certain other sectors of the non-interest expense areas such as depreciation which increased 13% over prior year's third quarter.  The efficiency ratio as of September 30, 2005, 2004 and 2003 was 63.6%, 64.0% and 62.6%, respectively.  Executive management continues to be committed to the improvement of the efficiency ratio that will meet or exceed peer group ratio with the understanding the implementation of growth strategies may temporarily increase during the digestion of new branches and pressure of tight net interest margins.  Impaired Goodwill expense is $0 for the current and prior reportable periods (See also Goodwill/Intangible Footnote).  The core deposit intangible expense for the current reportable quarter was flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $170 thousand or 2.72% of total non-interest expense in third quarter 2005 compared to $129 thousand or 2.26% of total non-interest expense in third quarter 2004.  The $41 thousand variance in quarter-to-date advertising expenses is the single largest component of the 16.9% variance in quarter-to-date Other Expenses.  All marketing or advertising items are expensed at the time they are incurred.  The remainder of the Other Expense variance consists of smaller increases among various other expense areas including education, freight, telephone and fees.

The following table compares non-interest expense for the third quarter of 2005, 2004, and 2003:

QUARTER ENDING SEPTEMBER 30,
	2005	% of Change	2004	% of Change	2003
Salaries and Employee Benefits	$ 3,609	8.70%	$ 3,320	6.44%	$ 3,119
Net Occupancy Expense	441	11.08%	397	13.43%	350
Depreciation	474	12.59%	421	22.03%	345
Data Processing Expense	176	3.53%	170	-28.27%	237
Legal and Professional Fees	32	-64.04%	89	368.42%	19
Stationary and Office Supplies	77	11.59%	69	-17.86%	84
Amortization of Intangibles	21	0.00%	21	-27.59%	29
Other Expenses	1,425	16.90%	1,219	-16.91%	1,467
Total Non-Interest Expense	$ 6,255	9.62%	$ 5,706	0.99%	$ 5,650

The quarterly average balances, interest, and average rates are presented in the following table:

QUARTER ENDING SEPTEMBER 30,
	2005			2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 548,440	$ 9,884	7.21%	$ 525,396	$ 8,379	6.38%	$ 487,869	$ 8,606	7.06%
Investment Securities:
Taxable	122,270	1,242	4.06%	114,052	1,043	3.66%	106,704	672	2.52%
Tax Exempt (4)	40,305	623	6.18%	37,829	570	6.03%	38,623	409	4.24%
Interest Earning Deposits	785	3	1.53%	881	2	0.91%	425	1	0.94%
Federal Funds Sold	2,422	23	3.80%	1,949	10	2.05%	8,131	21	1.03%
Lease Financing	-	-	-%	-	-	-%	-	-	-%
Total Interest Earning Assets	$ 714,222	$ 11,775	6.59%	$ 680,107	$ 10,004	5.88%	$ 641,752	$ 9,709	6.05%
NON-INTEREST EARNING ASSETS:
Cash and due from Banks	16,954			14,964			16,067
Bank Premises and Equipment	25,933			22,204			20,208
Other Assets	36,226			33,329			38,471
Total Assets	$ 793,335			$ 750,604			$ 716,498
	======			======			======
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Interest bearing deposits	$ 515,935	$ 2,938	2.28%	$ 482,827	$ 2,126	1.76%	$ 487,559	$ 2,301	1.89%
Federal Funds Purchased and Other Interest Bearing Liabilities	130,235	1,680	5.16%	131,223	1,202	3.66%	102,580	1,111	4.33%
TOTAL INTEREST BEARING LIABILTIES	646,170	4,618	2.86%	614,050	3,328	2.17%	590,139	3,412	2.31%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	78,496			73,665			63,401
Other Liabilities	5,185			4,856			5,800
TOTAL LIABILITIES	729,851			692,571			659,340

SHAREHOLDERS' EQUITY	63,484			58,033			57,158

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 793,335			$ 750,604			$ 716,498
	======			======			======
NET INTEREST INCOME		$ 7,157			$ 6,676			$ 6,297
		=====			=====			=====
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)	--	--	4.01%	--	--	3.93%	--	--	3.92%
			====			====			====

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS

The following table sets forth loan totals net of unearned income by category for the past five years:

AS OF SEPTEMBER 30,
	2005	2004	2003	2002	2001
Real Estate:
Construction	$ 75,991	$ 91,621	$ 66,987	$ 54,547	$ 33,216
Mortgage*	359,267	319,249	301,585	282,927	225,919
Commercial, Financial and Agricultural	82,773	73,159	80,487	71,598	65,961
Consumer Installment	39,576	39,101	37,917	39,980	45,412
Other	3,533	7,458	4,428	4,376	2,039
TOTAL LOANS	$ 561,140	$ 530,588	$ 491,404	$ 453,428	$ 372,547
	=======	=======	=======	=======	=======

*Mortgage loans include loans held for sale in the secondary mortgage market.  Balances are $3.1 million, $1.0 million, $2.2 million, $3.1 million and $1.5 million for 2005, 2004, 2003, 2002 and 2001, respectively.

The following table sets forth the balance of non-performing loans as of September 30, for the years indicated:

AS OF SEPTEMBER 30,
	2005	2004	2003	2002	2001
Non-Performing Loans:
Non-accrual	$ 761	$ 1,129	$ 931	$ 1,192	$ 1,686
90 Days Past Due Accruing Interest	151	1,112	596	2,985	1,184
TOTAL LOANS	$ 912	$ 2,241	$ 1,527	$ 4,177	$ 2,870
	=======	=======	=======	=======	=======

One of Bancshares' primary objectives is to seek quality-lending opportunities in West Tennessee. The majority of First Citizens' borrowers lives and conducts business in West Tennessee.  Loans have increased approximately 4.3% since year-end 2004 with most of the growth occurring in the second and third quarters.  Going forward over the next 12months, growth is projected to be slower than experienced during 2002 through 2004 due to current economic conditions.  The unemployment rate for Tennessee is 5.1% as of September 2005 compared to 6.0% as of June 2005 and 5.3% in September 2004.   Cash flows reflect slower loan growth in 2005 at approximately $27 million for the first nine months of 2005 versus $43 million and $38 million for the same periods in 2004 and 2003, respectively.  The aggregate amount of loans that the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at September 30, 2005 was approximately $10.5 million.  Non-performing loans at quarter end were 0.17% of total loans. Weighted average loan yields are up from 6.38% in third quarter 2004 to 7.21% in third quarter 2005.  Loan rates are moving in a positive trend as a result in the increase in federal funds rates, but the loan yield increases have lagged well behind the increase in cost of short-term funding due to the flat yield curve until the most recent quarter.  The slow pace of the increase in loan rates and slower loan growth in 2005 are also due local economic trends and competitive factors.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is a certified Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral total approximately $59 million of total loans as of current quarter end.  The effects of recent hurricanes and rising energy costs reduced the profitability of this year's harvest for agricultural industry in the Southeast United States, especially due to problems in transporting grains by barge.  However due to the quality of the agricultural portfolio, the Bank does not expect a material losses in its agricultural portfolio as a result of the recent hurricanes on agriculture yields and prices.  Most of the Bank's agricultural customers had the ability to store grain temporarily to avoid the temporary significant docking charges and cotton yields overall have been strong.  Recoveries, net of charge-offs in this category were $10 thousand for nine months ended September 30, 2005.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.19% for the current quarter and 1.16% at year-end 2004.  A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($127,000) (2) recovery of loans previously charged off $35,000 and (3) additions to reserve $299,000.  The provision for loan losses increased $14,000 when compared to the same time period in 2004.

The ratio of net charged off loans during third quarter 2005 to average net loans outstanding was 0.02% compared to 0.09% for the same quarter of 2005.  Non-performing loans as of current quarter end have decreased approximately $1.3 million from September 2004.  Non-performing loans remain at a very manageable level and within the range of non-performing averages over the last five years and less than 0.5% of total loans.   First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 82% and 81% of the funding as of September 30, 2005 and 2004, respectively.  Borrowed funds from the FHLB amounted to 9.56% of total funding for as of September 2005 compared to 11.71% last year. The FHLB line of credit was $99 million with $14 million available at quarter end.  The Company has $23 million in deposit funds from the State of Tennessee. First Citizens National Bank has $23 million of brokered certificate of deposits comprising 3.8% of total deposits.

Bancshares' strategy is to maintain a fairly neutral to slight borrowing position in regards to fed funds sold and fed funds purchased. As a result of this strategy, fed funds sold have decreased approximately $13 million since year-end 2004.  Approximately $9 million of the fed funds sold have been primarily invested in U. S. government agency securities included in the available-for-sale investment securities portfolio during the first six months of 2005.  Another $2 million has been invested in premises and equipment.  Fed funds were invested in the available-for-sale portfolio primarily due to slower growth in loans during the first two quarters of 2005 as compared to the prior two years.  Loan growth of $23 million or 4.3% during second and third quarters of 2005 was primarily funded through $14 million or 2.36% growth in deposits and through fed funds purchased of approximately $12 million.  The fed funds purchase increase occurred during the third quarter as a result of increased loan growth compared to the first two quarters of 2005 as well as normal seasonality of deposits.  Although deposit growth is expected to continue, loan demand is expected to increase at a higher rate throughout the remainder of 2005.  Ample liquidity is available to absorb the demands placed on cash flows for the expected growth.

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

INVESTMENT SECURITIES:

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Peer data for the Bank per the June 30, 2005 Uniform Bank Performance Report indicates that our yields on investments continue to exceed peer at 4.46% compared to 4.12% peer.  Quarterly average rates for taxable and tax-exempt securities for the current quarter end have increased 40 and 15 basis points, respectively, over prior year's third quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of the total portfolio.  Bancshares' goal continues to be to steadily improve the investment portfolio without taking on material risk.

The pledged investments amount to $113 million as of the current reportable period.

The book value of listed investment securities as of the dates indicated are summarized as follows:

	SEPTEMBER 30,
	2005	2004	2003	2002	2001
U.S. Treasury & Government Agencies	$ 109,468	$ 101,693	$ 97,804	$ 92,292	$ 71,794
State & Political Subdivisions	40,594	39,726	38,971	39,850	14,626
Other securities*	13,411	13,440	8,853	12,299	12,269
TOTALS	$ 163,473	$ 154,859	$ 145,628	$ 144,441	$ 98,689
	=======	=======	======	======	=======

* Includes Federal Home Loan Bank and Federal Reserve Bank stocks.

Investments are classified according to intent in accordance with generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  The amortized cost and fair market value of securities by intent as of September 30, 2005,  are as follows:

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 2,702	$ 2,695
U.S. Government agency and corporation obligations	0	0	108,075	106,773

Securities issued by states and political subdivisions
in the U.S.:
Taxable Securities	0	0	0	0
Tax-exempt securities	290	299	38,313	40,304
U.S. Securities:
Debt Securities	0	0	6,355	6,627
Equity Securities*	0	0	7,028	6,784
Foreign securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 290	$ 299	$ 162,473	$ 163,183
	====	=====	=======	=======

*Includes Federal Home Loan Bank and Federal Reserve Bank stock.

Accumulated other comprehensive income reflects the unrealized gain (loss) on available-for-sale securities, net of tax.  Overall, the first nine months of 2005 resulted in negative other comprehensive of $514 thousand.  During 2005, the unrealized gain (loss) on available-for-sale securities significantly decreased $1.06 million in first quarter, regained $800 thousand of the loss in second quarter and decreased again in third quarter approximately $260 due to the market interest rate environment, the flattened yield curve during the first half of 2005 and its impact on the 10-year Treasury rate.  The market value of the investment portfolio is heavily influenced by the 10-year Treasury benchmark due to the volumes of U. S. Government Treasury and Agency securities (including mortgage-related investments) that comprise our portfolio.  The 10-year Treasury rate increased in first quarter from about 4.2 - 4.3% in December 2004 to 4.5 - 4.6% in March 2005 and then dropped back to about 4.0% by the end of June 2005 and then increased back to the 4.2 - 4.3% range in September 2005.  The fluctuations in market value of the portfolio are due entirely to the current interest rate environment and do not relate to quality of the issuer or the issuer's ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote of this report.

CAPITAL RESOURCES

The management of the equity section in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on September 30, 2005 was $63.8 million compared to $62.9 million as of June 30, 2005.  The increase in capital was from undistributed income from the Bank and its subsidiaries.  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  The risk based capital ratio reflects continuous improvement when reviewing prior years. Total risk-based capital ratio as of September 30, 2005 was 12.03%, significantly in excess of the 8% mandated by Regulatory Authorities. Capital as a percentage of total assets for the quarter ending September 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF SEPTEMBER 30,
2005	2004	2003	2002	2001
7.99%	8.06%	7.87%	7.99%	9.25%

The dividend payout ratio was 46.41% for the current period versus 51.53% and 48.21% for third quarter 2004 and 2003, respectively. We anticipate the dividend payout ratio to end the year in the range of 45-50%.  Dividends per share remain at $0.28 per quarter due to Bancshares' strategy to reduce outstanding debt on the revolving line of credit during 2005.  Third quarter dividends per share were $0.28 for 2005 and 2004. Bancshares has re-purchased approximately 14,900 shares of its own stock in the open market during the nine months ended September 30, 2005.  Weighted average re-purchase price was $31.47 per share during the first nine months of 2005.  Currently, there is no formalized plan in place for the re-purchase of stock due to Bancshares' strategy to reduce its revolving line of credit during 2005.

A trend of key performance ratios as of September 30 for the last five years is as follows:

	AS OF SEPTEMBER 30,
	2005	2004	2003	2002	2001
Percentage of Net Income to:
Average Total Assets	1.12%	1.07%	1.14%	1.29%	1.14%
Average Shareholders' Equity	14.04%	13.53%	14.32%	16.25%	12.29%
Percentage of Dividends Declared Per
Common Share to Net Income	46.41%	51.53%	48.21%	44.76%	67.62%
* Percentage of Average Shareholders'
Equity to Average Total Assets	8.81%	8.81%	7.97%	8.74%	10.11%

* Includes the allowance for loan losses in average equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no significant FASB issuances during third quarter 2005.

INTEREST RATE RISK

The bank maintains a formal asset and liability management process to quantify monitor and control interest rate risk.  The Asset/Liability Committee strives to maintain stability in net interest margin under various interest rate cycles.  Multiple strategies have been utilized to reduce interest rate risk and include the following:  extended long-term Federal Home Loan Bank borrowings, shortened the re-pricing date of loans, encourage existing deposit customers to extend maturities past one year, reduced overnight borrowings exposure, implemented an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2004 Form 10-K/A.  The trend of increasing interest rates that began in late June 2004 continues in 2005 with Federal Funds rate of 3.75% as of current quarter end.  The effects of the new rising rate environment are discussed throughout Item 2 - Management's Discussion and Analysis including the following sections:  Results of Operations, Loans, Liquidity, and Interest Rate Risk.  The analysis included in the December 31, 2004 Form 10-K/A included scenarios for a rising rate environment.  Actual results for the year ended December 31, 2005 will differ from simulations due to timing, magnitude, and frequency of interest rate changes, market conditions and management strategies.

ITEM 4 - CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of September 30, 2005 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) under the Securities Exchange Act.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective as of September 30, 2005.  There have been no changes in internal control during the quarter ending September 30, 2005, that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: November 14, 2005                                        /s/  KATIE WINCHESTER
                                                                                PRESIDENT,  CEO, Vice-Chairman
                                                                                    First Citizens National Bank
                                                                                         (Principal Subsidiary)

Date: November 14, 2005                                   /s/    LAURA BETH BUTLER
                                                                                  SENIOR VICE PRESIDENT &
                                                                                 CHIEF FINANCIAL OFFICER
                                                                                    First Citizens National Bank
                                                                                         (Principal Subsidiary)