Form 10-K
period 2005-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2006-03-15
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
Common Stock
(Title of class)
________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]  No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (Section 229.40) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):
                                       Large accelerated filer [ ]     Accelerated filer [x]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]  No [x]

________________________

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2005 was $80,271,322.

Of the registrant's only class of common stock (no par value) there were 3,635,008 shares outstanding as of December 31, 2005.

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement dated March 15, 2006 (Part III)

PART I

ITEM 1 - BUSINESS

GENERAL

First Citizens Bancshares, Inc. (Bancshares or the Company) is a Tennessee Corporation organized and incorporated in 1982 and commenced operations in September 1983.  Bancshares is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and elected, effective April 19, 2000 to become a financial holding company pursuant to the provisions of the Gramm-Leach Bliley Act.   As a financial holding company, Bancshares may engage in activities that are financial in nature or incidental to a financial activity.  Permissible activities for a financial holding company are contained in Regulation Y of Federal Reserve regulations.  Bancshares may continue to claim the benefits of financial holding company status so long as each depository institution owned by the company remains well capitalized and well managed.  In addition, Bancshares may not commence new activities under sections 4(k) or 4(n) of the Bank Holding Company Act or acquire control of a company engaged in activities under those sections if any of The Company's insured depository institutions receive a rating of less than satisfactory under any examination conducted to determine compliance with the Community Reinvestment Act. Bancshares is a one-bank holding company. At December 31, 2005, the Corporation had total assets of $816 million compared to $773 million at December 31, 2004.

The Principal Executive Offices are at One First Citizens Place, Dyersburg, Tennessee 38024.   Our telephone number is 731-285-4410.  Our website is www.firstcitizens-bank.com.  In accordance with the Securities Exchange Act of 1934 and other related laws, Bancshares files reports with the United States Securities Exchange Commission (SEC) including annual and quarterly reports (Forms 10-K and 10-Q) as well as current reports on Form 8-K and amendments to those reports, if any.  As of the end of the second fiscal quarter of 2005, the market value of outstanding voting and non-voting common equity held by non-affiliates exceeded $75 million and thus, Bancshares will file required periodic reports with the SEC under accelerated status beginning with the filing of this report.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site at www.sec.gov, which contains reports, proxy and information statements, and other information.  We post our website links to our annual, quarterly and current reports as soon as reasonably practicable after filing with the SEC.  Such reports can be downloaded and/or viewed free of charge through access to the links on our website.  Shareholders may request a copy of the quarterly or annual reports without charge by contacting Judy Long, Secretary, First Citizens Bancshares, Inc., P. O. Box 370 Dyersburg, Tennessee 38025-0370.

Shareholders desiring to communicate directly with the Board of Directors of the Corporation may do so through the Corporate Governance Committee by contacting the Chairman or any member of the committee.  Committee membership is identified on First Citizens website at www.firstcitizens-bank.com or may be obtained by calling the Audit Department of First Citizens at 731-287-4275.  Letters sent via the US Postal Service may be mailed to Chairman, Corporate Governance Committee, First Citizens National Bank, Audit Department, P.O. Box 890, Dyersburg, TN  38025-0890.

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

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

	December 31
	(In Thousands)
	2005	2004	2003
Total Assets	$ 815,749	$ 773,204	$ 726,104
Total Deposits	635,509	592,382	560,610
Total Net Loans	540,387	528,443	479,589
Total Equity Capital	63,646	61,208	57,946

Individual bank performance is compared to industry standards through utilization of the Federal Reserve Board's Division of Banking Supervision and Regulation.  First Citizens Bancshares is grouped with peers in the $500 million assets to $1 billion.  The group consisted of 393 bank holding companies per the September 30, 2005 Bank Holding Company Performance Report.

The following presents comparisons of Bancshares with its peers as indicated on Bank Holding Company Performance Reports for the periods indicated:

	12/31/2005**		12/31/ 2004		12/31/ 2003
	Bancshares	Peer Group	Bancshares	Peer Group	Bancshares	Peer Group
Net Interest Income/Average Assets	3.53%	3.79%	3.44%	3.73%	3.75%	3.75%
Net Operating Income/Average Assets	1.10%	1.11%	1.08%	1.06%	1.09%	1.09%
Net Loan Losses/Average Total Loans	0.09%	0.10%	0.00%	0.17%	0.09%	0.25%
Primary Capital/Average Assets	7.88%	9.18%	7.05%	9.10%	7.88%	8.80%
Cash Dividends/Net Income	47.03%	23.22%	50.83%	26.35%	52.26%	27.24%

** Peer information for December 31, 2005 is compared to the September 30, 2005 Bank Holding Company Performance Report.

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

Bancshares acquired Munford Union Bank in May 2002.  This acquisition originally added $115 million in assets housed in Tipton and Shelby Counties in Tennessee to Bancshares' balance sheet.  Since this acquisition, the Bank has opened three additional branches in this area which are Arlington in Shelby County that opened in 2003, Oakland in Fayette County which opened in June 2004 and Collierville in Shelby County which opened in April 2005.  The assets of the Southwest Region (branches in Shelby, Tipton, and Fayette Counties) were approximately $215 million as of December 31, 2005.

CAPITAL ADEQUACY

Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve.   The Federal Reserve has adopted risk-based capital guidelines for bank holding companies.  The minimum guideline for the ratio of total capital to risk weighted assets (including certain off-balance-sheet items such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital to risk-weighted assets is 4%.  At least half of the Total Capital must be composed of common stock, minority interests in the equity capital accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital).  The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves.  At December 31, 2005, Bancshares' total risked-based capital ratio was 12.11% significantly in excess of 8% mandated by regulation.  The risk based capital ratio was 10.86% for 2004 and 11.14% for 2003.  Our strategic plan directs the company to leverage capital by growing assets. Risk based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks.  The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets.  Tier 1 leverage ratio at year-end 2005 was 7.84%, with total capital as a percentage of total assets at 7.8%.

Failure to meet capital guidelines could subject a financial holding company to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver.

BANKING BUSINESS

The Company headquartered in Dyersburg, Tennessee, is the bank holding company for First Citizens National Bank ("Bank"), First Citizens Capital Assets and First Citizens (TN) Statutory Trusts II and III.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: First Citizens Financial Plus, Inc. and First Citizens Investments, Inc. First Citizens Investments, Inc. was formerly named Nevada Investments II, Inc. but changed its name through a corporate charter amendment as of September 21, 2004.  First Citizens Investments, Inc. formed a wholly owned subsidiary, First Citizens Holdings, Inc. as of September 17, 2004.   First Citizens Properties, Inc., which is a wholly owned subsidiary of First Citizens Holdings, Inc., was also formed September 17, 2004.  The formation of these entities had no material impact on the consolidated financial statements of First Citizens Bancshares, Inc.  The bank also owns 50% of White and Associates/First Citizens Insurance, LLC which provides various insurance products to its customers and First Citizens/White and Associates Insurance Company, Inc., which is a provider of credit insurance. The activities of the Bank's subsidiaries consist of: brokerage, investments, insurance related products, credit insurance and real estate participation interests.

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

The subsidiary bank has a total of 33 banking locations (16 full service branch banks, three drive-thru only branches and 14 free standing ATMs) in seven Tennessee counties.  Subsidiaries of the Bank consist of the following:

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

  First Citizens Investments, Inc. was organized and existing under laws of the state of Nevada.  The principal activity of this entity is to acquire and sell investment securities as well as collect the income from the portfolio.  First Citizens Investments owns the following:

    First Citizens Holdings, a wholly owned subsidiary of First Citizens Investments, acquires and sells certain investment securities, collects income from its portfolio, and owns the following subsidiary:

      First Citizens Properties, Inc., a real estate investment trust (REIT), whose principal activity is to invest in participation interests of real estate loans made by First Citizens National Bank and provides First Citizens with an alternative vehicle for raising capital.  First Citizens Holdings owned 100% of the REIT as of December 31, 2004.  As of December 31, 2005, First Citizens Holdings owned 98% due to preferred stock issued as a bonus to directors, executive officers and certain employees in January 2005.  The 2% owned by directors, executive officers and certain employees is immaterial to the consolidated financial statements of the Company.

COMPETITIVE ENVIRONMENT

The business of providing financial services is highly competitive. The competition involves not only other banks but non-financial enterprises as well. In addition to competing with other commercial banks in the service area, the Bank competes with savings and loan associations, insurance companies, savings banks, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, credit unions and other enterprises.  In 1998 federal legislation allowed credit unions to expand their membership criterion.  Expanded membership criterion coupled with an existing tax free status provided a competitive advantage when compared with that of banks.

First Citizens builds and implements strategic plans and commitments to address competitive factors in the various markets it serves.  The primary strategic focus is on obtaining and maintaining profitable customer relationships in all markets.  The markets demand competitive pricing but First Citizens competes on high quality customer service that will attract and enhance loyal, profitable customers to our bank.  Industry surveys have consistently revealed that 65-70 percent of customers leave due to customer service issues.  First Citizens is committed to excellent customer service in all markets served as a means of branding and distinguishing itself from other financial institutions.  Advertising and promotional activities such as newspaper and radio ads are also utilized in accordance with defined strategic plans.  For example, advertising and promotions were increased in 2004 and 2005 in the Southwest Region after the announcement of two mergers of large regional banks in efforts to attract new deposits and promote brand awareness.

In the markets it serves, First Citizens offers a typical mix of interest-bearing transaction, savings and time deposit products as well as traditional non-interest bearing deposit accounts.  First Citizens is the leader in deposit market share compared to competitors in the Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley County, Tennessee markets.  Source of the following information is the Deposit Market Share Report as of June 30, 2005 prepared annually by the FDIC.  The following tabular analysis presents the number of offices, deposits (in thousands), and market share percentage for deposits:

Dyer, Lauderdale, Obion, Tipton & Weakley Counties Market
(Banks only, Deposits Inside of Market)
As of June 30, 2005
Bank Name	# of Offices	Total Deposits	% of Market Share
		(In Thousands)
First Citizens National Bank	15	$ 507,248	19.98%
First State Bank	14	467,728	18.42%
Regions Bank	15	237,793	9.37%
BancorpSouth Bank	6	167,872	6.61%
Somerville Bank & Trust Co.	5	156,017	6.15%
Bank of Ripley	5	123,362	4.86%
Commercial Bank & Trust	2	110,914	4.37%
Bank of Fayette County	4	94,584	3.73%
Reelfoot Bank	5	90,351	3.56%
INSOUTH Bank	2	84,713	3.34%
Security Bank	6	77,977	3.07%
First Tennessee Bank, National Association	2	69,273	2.73%
Oakland Deposit Bank	3	61,247	2.41%
Bank of Gleason	1	55,117	2.17%
All others	14	234,360	9.23%
Total	99	$ 2,538,556	100.00%

First Citizens has consistently been the leader in market share of deposits in its markets for several years.  First Citizens' market share has been about 20% in these six counties combined and in excess of 62 percent in Dyer County for the last three years.

First Citizens National Bank also competes in the Shelby County Market.  As the size and composition of the Shelby County Market is much larger and more diverse, Shelby County is excluded from the tabular presentation above.  Market share in Shelby County has increased from 0.32% to 0.41% from 2004 to 2005.

EMPLOYEES

At December 31, 2005, Bancshares and its subsidiary employed a total of 266 full-time equivalent employees (FTE) compared to 264 at December 31, 2004.  Increase in FTE is primarily due to expansion into Collierville.  First Citizens is committed to hiring and retaining high quality employees to execute strategic plans of the Company. Relationship with employees is satisfactory and no collective bargaining issues exist.

SUPERVISION AND REGULATION

Bancshares is a one-bank financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and examination by the Board of Governors of the Federal Reserve. As a financial holding company, Bancshares is required to file with the Federal Reserve annual reports and other information regarding its business obligations and those of its subsidiaries.  Federal Reserve approval must be obtained before Bancshares may:

1)       Acquire ownership or control of any voting securities of a bank or bank  holding company where the acquisition results in the bank holding company owning or controlling more than 5 percent of a class of voting securities of that bank or bank holding company;

2)       Acquire substantially all assets of a bank or bank holding company or merge with another bank holding company.

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

BANK SECRECY ACT

Over the past thirty plus years, Congress has passed several laws impacting a financial institution's responsibilities relating to Bank Secrecy Act.  The most recent change was in 2001 with the enactment of the USA Patriot Act (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ACT).  This act significantly amended and expanded the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.   In 2005, there was no new legislation enacted relating to Bank Secrecy Act.  However, on June 30, 2005, the Federal Financial Institutions Examination Council (FFIEC) and the Federal bank examination agencies released the new interagency "Bank Secrecy Act Anti-Money Laundering Examination Manual".  The manual emphasizes a banking organization's responsibility to establish and implement risk-based policies, procedures, and processes to comply with the Bank Secrecy Act and safeguard its operations from money laundering and terrorist financing.   It is a compilation of existing regulatory requirements, supervisory expectations, and sound practices for Bank Secrecy Act/Anti-Money Laundering (BSA/AML) compliance.  An effective BSA/AML compliance program requires sound risk management; therefore, the manual also provides guidance on identifying and controlling risk associated with money laundering and terrorist financing.  The development of this manual was a collaborative effort of the federal banking agencies and the Financial Crimes Enforcement Network (FinCEN), a bureau of the U. S. Department of the Treasury, to ensure consistency in the application of the BSA/AML requirements and consistent examinations of banking organizations.

The specific examination procedures performed will depend on the BSA/AML risk profile of the banking organization, the quality and quantity of independent testing, the financial institutions history of BSA/AML compliance and other relevant factors.   First Citizens has implemented effective risk-based policies and procedures that reinforce existing practices and encourages a vigilant determination to prevent the institution from becoming associated with criminals or being used as a channel for money laundering or terrorist financing activities.

USA PATRIOT ACT OF 2001

On October 26, 2001, President Bush signed into law the USA Patriot Act of 2001.  The law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.   The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.  Under the Act, each financial institution is required to establish and maintain anti-money laundering programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs.  In addition, the Act requires the bank regulatory agencies to consider the record of a bank or banking holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.  Regulations proposed by the U.S. Department of Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within ninety days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a shell bank. First Citizens National Bank implemented policies and procedures in compliance with stated regulations of the Patriot Act.

FEDERAL DEPOSIT INSURANCE REFORM ACT OF 2005

After six years, the Federal Deposit Insurance Reform Act of 2005 (FDIRA) was passed on February 8, 2006, as part of the Deficit Reduction Act of 2005.  The primary components of FDIRA are as follows:  merges the two major funds into a new Deposit Insurance Fund, raises coverage on retirement accounts to $250,000, establishes indexing insurance levels for inflation, caps the fund, sets up a system of dividends, gives banks credit for past payments to the fund and provides for flexibility if the fund should ever face financial difficulty.  The FDIC is required to implement most of the provisions of FDIRA by November 5, 2006.

CUSTOMER INFORMATION SECURITY AND CUSTOMER FINANCIAL PRIVACY

The Board of Governors of the Federal Reserve System published guidelines for Customer Information Security and Customer Financial Privacy with a mandatory effective date of July 1, 2001.  First Citizens has established policies in adherence to the published guidelines.

The three principal requirements relating to the Privacy of Consumer Financial Information in the Gramm Leach-Bliley Act (GLBA) are as follows:

  Financial institutions must provide customers with notices describing their privacy policies and practices, including policies with respect to disclosure of nonpublic personal information to affiliates and to nonaffiliated third parties. Notices must be provided at the time the customer relationship is established and annually thereafter.

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

The Customer Information Security guidelines implement section 501(b) of GLBA.  The act requires the agencies to establish standards for financial institutions relating to administrative, technical and physical safeguards for customer records and information.

The guidelines require financial institutions to establish an information security program to:

  Identify and assess the risks that may threaten customer information;

  Develop a written plan containing policies and procedures to manage and control these risks;

  Implement and test the plan; and

  Adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

Each institution may implement a security program appropriate to its size, complexity, nature and scope of its operations.  First Citizens National Bank has structured and implemented a financial security program that complies with all principal requirements of the act.

Monetary policies of regulatory authorities, including the Federal Reserve have a significant effect on operating results of bank holding companies and their subsidiary banks.  The Federal Reserve regulates the national supply of bank credit by open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. A tool once extensively used by the Federal Reserve to control growth and distribution of bank loans, investments and deposits has been eliminated through deregulation.  Competition, not regulation, dictates rates, which must be paid and/or charged in order to attract and retain customers.

Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to do so in the future.  The nature of future monetary policies and the effect of such policies on the business and earnings of the company and its subsidiaries cannot be accurately predicted.

INSURANCE ACTIVITIES

Subsidiaries of Bancshares sell various types of insurance as agents in the State of Tennessee.  Insurance activities are subject to regulation by the states in which such business is transacted.  Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing and marketing and sales practices.

ITEM 1A. RISK FACTORS

The asset value and earnings of First Citizens Bancshares, Inc. (Company) and its subsidiaries as well as the value of its common stock is subject to various types of risks.  The ability of the Company to continue its history of strong financial performance and return on investment is dependent on the ability to continue to effectively manage its risks.  Three of such risks include but are not limited to interest rate risk, competition, and supervision and regulation.

Interest income on loans and investments is the largest source of income and interest expense on deposits and borrowings is the largest expense of the Company.  The level and volatility of interest rates directly impact the Company's earnings.  Interest rates are largely driven by the monetary policies set by the Federal Open Market Committee (FOMC) and the shape of the yield curve.  The FOMC sets interest rates to influence the cost and availability of money and credit to help promote national economic goals.  The shape of the yield curve is the relationship of shorter-term rates to longer-term rates.  The FOMC began a series of rate increases that resulted in the Federal Reserve's discount rate being raised from 1.00% to 4.50% from June 2004 to January 2006.  Short term rates have increased steadily with the increases in the Federal funds rates but longer term rates have lagged behind resulting in a flattened and then inverted yield curve by the end of 2005.  The behavior of short-term rates compared to long-term rates over the last two years has compressed the net interest margin of Bancshares and many other financial institutions.  The unrealized gains and losses on securities available-for-sale are also heavily influenced by the fluctuations in interest rates and the yield curve.  The changes in such unrealized gains and losses have an effect on the accumulated other comprehensive income component of equity.

Competition is another significant factor that directly affects the net interest margin and therefore overall earnings of the Company.  The Company must be able to compete in its markets in order to remain profitable.  Competition is often intense in the pricing of both loans and deposits and can lead to reduced earnings if the Company has to earn less on loans or pay more on deposits in order to compete against not only other financial institutions but also credit unions, brokers, mortgage bankers, investment advisors, insurance companies and finance companies.  Changes in technology and regulation, the trend of consolidations in the financial services industry, and competition for experienced, qualified employees also affect the Company's ability to compete.

The Company is subject to extensive regulation including banking and financial services laws, tax legislation, accounting standards and interpretations thereof.  Legislation introduced at the state and national levels can impact the banking industry and its operating environment substantially.  The Company cannot determine whether such legislation will be enacted or the ultimate impact on the Company's financial position or earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

First Citizens owns and occupies the followings properties:

  Main branch and executive offices are in six-story building at One First Citizens Place (formerly 200 West Court), Dyersburg, Tennessee.  This property also includes the Banking Annex, which has a municipal address of the bank occupied portion of 215-219 Masonic Street.  The Annex is currently under major renovations to become a new operations center.  The Annex previously provided operating space for banking departments i.e. agricultural services, training and public relations, as well as the bank's brokerage subsidiaries.  These departments have been relocated to the Main Bank and the brokerage subsidiary has been relocated to a leased facility.  Once the renovations are completed, the bank operations, information technology, call center, bank security, and mail room departments will be housed there.

  The Downtown Drive-Thru Branch is located at 113 South Church Street, Dyersburg, Tennessee, and is a remote motor bank with six drive-thru lanes and a drive-up ATM lane.

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

  The Munford, Tennessee branch is located at 1426 Munford Avenue.  A remote building located at 1483 Munford Avenue serves as a drive-thru facility.

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

  The permanent facility for a full-service Oakland branch was opened in February 2005 at 7285 Highway 64, Oakland, Fayette County, Tennessee.  A drive-thru ATM is attached to the facility.

  The Collierville, Tennessee branch opened in first quarter 2005 and operated in a leased temporary facility. The permanent facility was completed in January 2006.  The permanent facility is located at 3668 South Houston Levee in Collierville and includes a drive-thru ATM.

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

ITEM 3.     LEGAL PROCEEDINGS

Various legal claims arise from time to time through the normal course of business of the Company and its subsidiaries.  There is no pending or threatened litigation as of December 31, 2005.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 2005, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, there were 1,062 shareholders of Bancshares' stock. Bancshares common stock is not actively traded on any market. Per share prices reflected in the following table are based on records of actual sales during stated time periods of which management of Bancshares is aware. These records may not include all sales during these time periods if sale prices were not reported to First Citizens in connection with a transfer of shares.  Range of stock prices for 2005 and 2004 by quarter is as follows:

Quarter Ended	Low	High
March 31, 2004	$ 27.50	$ 30.00
June 30, 2004	$ 28.00	$ 30.00
September 30, 2004	$ 28.00	$ 30.00
December 31, 2004	$ 28.50	$ 31.00
March 31, 2005	$ 31.00	$ 32.75
June 30, 2005	$ 31.00	$ 32.00
September 30, 2005	$ 32.00	$ 32.00
December 31, 2005	$ 32.00	$ 33.00

Dividends paid per share were $1.12 in 2005, $1.12 in 2004, and $1.08 in 2003.  Dividends by quarter for 2005 were declared as follows:

Quarter Declared	2005 Dividends Per Share	2004 Dividends Per Share
First Quarter	$ .28	$ .28
Second Quarter	$ .28	$ .28
Third Quarter	$ .28	$ .28
Fourth Quarter	$ .28	$ .28
Total	$1.12	$1.12
	====	====

Future dividends will depend on Bancshares' earnings, financial condition, regulatory capital levels and other factors, which the Board of Directors of Bancshares considers relevant.

The Company had no publicly announced plans or programs for purchase of stock during the periods presented.  The number of shares of treasury stock repurchased in open-market transactions not pursuant to publicly announced plans or programs and the average price paid by month is as follows:

	No. of Shares Purchased	Weighted Average Price Paid Per Share
2005
January	2,075	$ 31.00
February	6,194	31.00
March	-	-
April	-	-
May	531	32.00
June	3,125	32.00
July	3,260	32.00
August	73	32.00
September	1	32.00
October	-	-
November	-	-
December	-	-
Total 2005	15,259	$ 31.46
	=====	=====
2004
January	2,535	$ 28.00
February	-	-
March	-	-
April	474	28.00
May	1	28.50
June	1	28.50
July	1,075	29.22
August	-	-
September	-	-
October	-	-
November	2,230	31.00
December	249	31.00
Total 2004	6,565	$ 29.33
	=====	=====

The Company sold 435 shares of treasury stock in 2005 at a weighted average price of $31.22 per share. Proceeds from such sales were used to reacquire additional treasury shares.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents selected financial data for Bancshares for the twelve months ended December 31, for the years indicated:

	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Net Interest & Fee Income	$ 26,922	$ 25,668	$ 25,354	$ 24,262	$ 19,917
Gross Interest Income	$ 44,614	$ 39,017	$ 39,506	$ 38,970	$ 39,189
Income From Continuing Operations	$ 8,665	$ 8,049	$ 7,820	$ 7,838	$ 5,761
Net Income Per Common Share	$ 2.38	$ 2.20	$ 2.14	$ 2.14	$ 1.56
Cash Dividends Declared Per Common Share	$ 1.12	$ 1.12	$ 1.08	$ 1.04	$ 1.00
Total Assets at Year End	$ 815,749	$ 773,204	$ 726,104	$ 694,198	$ 537,991
Long Term Obligations (1)	$ 78,128	$ 84,481	$ 83,314	$ 83,881	$ 63,075
Allowance For Loan Losses as a % Loans	1.25%	1.16%	1.25%	1.24%	1.08%
Allowance For Loan Losses as a % of Non-Performing Loans	349.36%	262.25%	438.36%	144.31%	141.97%
Loans 90 Days Past Due as a % of Loans	0.36%	0.44%	0.04%	0.37%	0.33%

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

EXECUTIVE SUMMARY

The 2005 financial performance of Bancshares and its subsidiaries remains strong and consistent with the prior two years as evidenced by a return on equity of 13.71% compared to 13.56% and 13.88% in 2004 and 2003, respectively.  Return on assets is 1.10%, 1.08% and 1.09% for 2005, 2004, and 2003, respectively.  Earnings per share increased to $2.38 for the year ended December 31, 2005 from $2.20 per share in 2004.  The increase in earning assets coupled with the rising rate environment contributed to the overall increase in earnings per share.

Loans are the single largest category of interest-earning assets at First Citizens and produce the highest level of revenues.  At December 31, 2005, loans, net of unearned income totaled $547 million.  Growth in the portfolio in 2005 slowed to 2.34% compared to growth of 8%-10% each of the two prior years.  Factors contributing to slower growth are increasing economic pressures in our markets, rising rate environment, market competition and strict asset quality standards.  First Citizens' commitment to asset quality is demonstrated by non-performing assets totaling well below one percent of total loans the last three years.  Other Real Estate Owned has been very low the last two years at $129 thousand in 2005 and $337 thousand in 2004.  Net charge-offs in 2005 also continued at a very manageable level of $468 thousand as compared to $822 thousand in 2004.

The dividend payout ratio in 2005 was 47.06% and the dividend yield of 3.61% continues to exceed peer group banks in the Southeast region by a significant margin.  Our goal continues to be providing shareholder returns that exceed peer group banks and is achieved by focusing efforts on deploying capital resources in a manner that supports long-term shareholder value.  The investments in the metropolitan Southwest Tennessee markets afforded the company opportunities to expand the customer base and extend the First Citizens brand outside of Northwest Tennessee.  This prudent utilization of capital will support future growth and development of both assets and earnings.

The most significant factor critical to the success of our Company is not quantitative, but rather the quality of the over 260 members of our staff.  First Citizens focuses on attracting and retaining quality bankers and the success of such efforts is measured by their tenure.  The average tenure of the overall staff is more than ten years and the average tenure of officers with the position of vice-president and higher is over 17 years.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's best estimate of inherent losses in the existing loan portfolio.  Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  The company believes the loan loss reserve estimate is a critical accounting estimate because:  changes can materially affect bad debt expense on the income statement, changes in the borrower's cash flows can impact the reserve, and management has to make estimates at the balance sheet date and also into the future in reference to the reserve.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.  The Loan Portfolio Analysis included in this Management's Discussion and Analysis provides further detail regarding how loans are monitored and evaluated in relation to the determination of the allowance for loan losses.  Also, refer to Note 1 of the Consolidated Financial Statements included in Item 8 of this report.

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

GOODWILL

The Company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that would likely impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value, as part of the goodwill test is a critical accounting estimate because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.  See also the Goodwill footnote in the Company's  Consolidated Financial Statements included in Item 8 of this report for additional policy information.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS (Statement of Financial Accounting Standard) No. 154 Accounting Changes and Error Corrections -This new standard issued in May 2005 replaces SFAS No. 3 and APB Opinion No. 20 and changes requirements for the accounting for and reporting of a voluntary change in accounting principle and in the unusual instance that an accounting pronouncement does not include specific transition provisions.  This standard does not apply to accounting pronouncements with specific transition provisions.  The effective date of SFAS No. 154 is for fiscal years beginning after December 15, 2005.  Early adoption is permitted for fiscal years beginning after the issuance date of the Statement (May 2005).  Adoption of this statement is not expected to materially impact the Company's consolidated financial statements in 2006 or beyond.

SFAS No. 153:  Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29- APB Opinion No. 29, Accounting for Nonmonetary Transactions is based on the principle that exchange of nonmonetary assets should be measured on fair value of assets exchanged.  SFAS No. 153 revises this statement to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance that is defined as significant change in future cash flows as a result of the change.  This statement focuses on the exception to exchanges that lack commercial substance and was implemented to help improve consistency between U. S. standards and standards issued by International Accounting Standards Board (IASB).  The provisions of SFAS No. 153 are effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.  Adoption of this statement did not materially impact the Company's consolidated financial statements presented in this report and is not expected to materially impact financials statements going forward.

SFAS No. 123 (Revised 2004):  SFAS No. 123 (Revised 2004) Share-Based Payment was revised to address concerns of users and others, improve comparability of reporting financial information by eliminating alternative accounting methods, simplify U. S. generally accepted accounting principles, and converge with international accounting standards.  The Statement required public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Employee share purchase plans will not result in cost recognition if certain conditions are met as outlined in No. 123.  The effective date for the Company to adopt this statement is the first interim or annual reporting period beginning after June 15, 2005.  The Company currently does not issue equity instruments in exchange for employee service, so adoption of this statement had no material impact on the Company's financial statements.

RESULTS OF OPERATIONS

Return on average assets was 1.10%, 1.08%, and 1.09% for the years ending December 31, 2005, 2004 and 2003, respectively.  The increase in the return on average assets is directly attributable to overall increase in earnings coupled with moderate growth of approximately 5.5% in total assets.  Return on average equity is 13.71%, 13.56%, and 13.88% for 2005, 2004 and 2003, respectively.

Asset quality remains strong with decreases in non-performing loans, other real estate and net charge-offs in 2005 compared to 2004.    Non-performing loans and other real estate as a percent of total loans plus other real estate at December 31, 2005 were 0.13 % less than at year-end 2004 and 0.22% less than peer as reported in the December 31, 2005 Uniform Bank Performance Report for Bancshares' subsidiary bank.  The Bank is strategically committed to maintaining excellent asset quality but recognizes that the current economic factors of its markets could lead to an increase in non-performing asset trends in 2006 as the levels in 2005 were extremely low.  Such economic factors include but are not limited to increased fuel and energy costs, changes in unemployment rates, consumer confidence and spending levels, and number of customer bankruptcies.  Although potential exists for a negative trend in non-performing assets in 2006 compared to 2005, management does not expect this trend to be material.  The allowance for loan loss reserve as a percent of non-performing assets was 327.74%, 229.54%, 316.97%, 99.21%, and 88.08% for the years 2005, 2004, 2003, 2002, and 2001, respectively.  Additions made to the reserve account as a percent of net charge offs for 2005 was 167.56%. Other Real Estate Owned declined 62% ending 2005 at $129 thousand.  The increase in the provision for loan losses of $122 thousand in 2005 is primarily due to providing a reserve against overall loan growth and consideration of a potential slightly negative trend in non-performing loans in 2006.  Net charge-offs in 2005 were $468 thousand compared to $822 thousand in 2004.  The reserve for potential loan losses as a percent of total portfolio ended the year at 1.25% and is within the range of 1.15% to 1.25% that has been maintained the last five years and is comparable to peer range of 1.20% to 1.30% also over the last five years.

Bancshares reports consolidated net income of $8.67 million for the year ended December 31, 2005 compared to $8.0 million in 2004 and $7.8 million in 2003.  Earnings per share increased to $2.38 per share for 2005 compared to $2.20 per share for 2004 and $2.14 per share in 2003. Pressures exerted on the net interest margins continue to be a factor.  As evidenced in the cash flow statement, Bancshares continues to deploy capital for purchases of premises and equipment totaling $5.9 million, $3.5 million and $5.3 million in 2005, 2004 and 2003, respectively.  The opportunity cost on these investments in fixed assets is approximately $378 thousand based on the average yield on earning assets of 6.42 percent, as the funds likely would have been invested in loans or investments if fixed assets were not purchased.  Expansion costs of construction of new branches are present in 2005, 2004 and 2003 with the construction of four new branches over the last three years.  As of January 2006, Martin and Arlington are operating at a profit and Oakland is expected to be profitable by the end of 2006.  Collierville is expected to become profitable during 2007.  Also in fourth quarter 2005, the Company began major renovations of its annex building to the main headquarters in order to convert this building into a new Operations Center.  The overall cost of the Operations Center is expected to be approximately $2 million for the completion of this project.  This project is expected to be completed by the end of the first quarter 2006 and will provide a means for an expedited workflow, improved operational organization as well as improved protection and uninterrupted power in case of a natural disaster.

The accompanying Summary Average Balance Sheet and Net Interest Income Schedule indicate the net yield on average earning assets is flat at 3.92% for year 2005 compared to 3.91% for 2004.  This is primarily due to the fairly neutral position of the balance sheet in terms of interest rate risk.  Thus, the increases in yields on interest-earning assets were offset by increases in the costs of interest-bearing liabilities during 2005.  See Item 7A of this report for additional information regarding interest rate risk and market sensitivity.

Net interest margins are a constant concern of financial institutions.  Peer banks ($500 million to $1 billion assets) including First Citizens National Bank have struggled with margins which headed downward from summer of 2002 until 2004.  Liabilities were not able to keep pace with the decline in earning assets, which was experienced until the third quarter of 2004.  From late June 2004 through January 2006, the Federal Open Market Committee (FOMC) has consistently raised federal funds rates from 1.00% to 4.50% with 25 basis point increases at each meeting.  As shorter-term rates have followed suit to the federal funds rates, the longer-term rates have not and thus, the yield curve flattened and then has recently inverted near the end of 2005 and into 2006.  The 10-year Treasury note, a common benchmark for long-term rates, has dropped from the 4.6% to 4.7% range in June 2004 to the 4.3% to 4.4% range as of year-end.  The 2-year Treasury note is also in the 4.3% to 4.4% range as of year-end.  As a result of the behavior of the yield curve and competitive factors, pricing of deposits and short-term liabilities outpaced the increase in loan and investment rates in 2004 and into 2005.  By third quarter 2005, loan yields finally began to catch up to the increased costs of deposits and borrowings.  Net interest income on tax equivalent basis has increased $1.4 million over the prior twelve months resulting from asset growth.  The impact of the rising rate environment resulted in flat net interest margin from 2004 to 2005 as loan yields lagged behind the increased funding costs.  The Company's funds management committee has strategically moved interest sensitivity position of the balance sheet from a liability sensitive position to a slightly asset sensitive position over the last two years.  Bancshares' balance sheet is structured in a manner deemed to be fairly neutral but is slightly "asset sensitive." This neutral position is also a major factor in the flat net interest margin 3.92% in 2005 compared to 3.91% in 2004.  Rising rate environment of 100 basis points over a 12-month period would result in an increase in net interest income of $634,000 or 2.39%.  A declining rate of 100 basis points for the same 12-month period would decrease net interest income approximately $1 million or negative 3.79%.

Secondary mortgage activity has been a significant factor in loan fee income over the last several years.  This trend is consistent with the overall market as consumers opted to take advantage of the low rate environment by purchasing or refinancing existing home mortgages at record levels.  Gross income and fees recorded from this activity totaled $1.2 million in 2005, $1.0 million in 2004 and $1.7 million in 2003.  Refinance activity is expected to slow during 2006 depending on activity in newer markets served.

The effective tax rate is 26.3% in 2005 compared to 28% in both 2004 and 2003.  The effective tax rate and changes therein are impacted by fluctuations in certain factors, including but not limited to the level of tax-free investments within our investment portfolio, tax-exempt earnings on bank owned life insurance policies, certain tax benefits which result from ESOP dividends and payouts, and other factors incidental to the financial services business.

NON-INTEREST INCOME

The following table compares non-interest income for the years ended December 31, 2005, 2004 and 2003:

Non-Interest Income
Year Ended December 31
Change From Prior Year
(In Thousands)
	Total 2005	Increase (Decrease) Amount	Percentage	Total 2004	Increase (Decrease) Amount	Percentage	Total 2003
Service Charges on Deposit Accounts	$ 5,952	$ 393	7.07%	$ 5,559	$ 646	13.15%	$ 4,913
Trust Fees	963	17	1.80%	946	160	20.36%	786
Brokerage	1,307	147	12.67%	1,160	282	32.12%	878
Earnings on Bank Owned Life Insurance Policies	914	471	106.32%	443	(253)	(36.35)%	696
Other	1,708	422	32.81%	1,286	(257)	(16.66)%	1,543
Total Non-interest Income	$ 10,844	$ 1,450	15.44%	$ 9,394	$ 578	6.56%	$ 8,816
	======	======	=======	======	======	=======	======

Non-interest income increased $1.45 million or 15.44% when comparing 2005 results to 2004.  In the year 2005, non-interest income (fee income) contributed 19.5% of total revenue compared to 19.4% and 16.47% for the same periods in 2004 and 2003, respectively.  Over the last several years, non-interest income has been a significant source of income especially when interest rates are low.  All of the major categories of non-interest income contributed to the overall increase of $1.45 million including service charges on deposits, brokerage income, earnings on bank owned life insurance and Bancshares' proportionate share of income from the full service insurance subsidiary.  Overdraft fees are the largest component of service charges on deposit accounts.  The increase in service charges is proportionate to the increase in overall deposits during 2005.  Brokerage fees have increased as a result of further development of brokerage services in our newer markets, which began in 2004 and improved condition of financial markets.

The largest increase in non-interest income was derived from an increase in earnings from bank owned life insurance due to a $260 thousand death benefit received on a policy inherited through a prior bank acquisition coupled with in increase in 2005 of the cash surrender value of certain policies that had a decrease in value during 2004.

Income from First Citizens/White and Associates Insurance Company, LLC is included in other non-interest income.   In 2004, this subsidiary brought suit to protect certain rights and earnings in 2004 were down due to related legal fees incurred.  Settlement of the subsidiary's litigation occurred early in 2005 in favor of the subsidiary and First Citizens' portion of the gain of approximately $150,000 was recorded in first quarter of 2005.  The settlement of the suit along with an overall increase in revenue from the company contributed approximately $400 thousand of the overall positive variance in non-interest income.   Bancshares' portion of other non-interest income generated by First Citizens/White and Associates Insurance Company, LLC for the years ending 2005, 2004, and 2003 totaled $709,000, $315,000, and $434,000, respectively.

NON-INTEREST EXPENSE

The following table compares non-interest expense for the years ended December 31, 2005, 2004 and 2003:

Non-Interest Expense
Year Ended December 31,
Changes in Non-Interest Expense
(In Thousands)
		Increase (Decrease)			Increase (Decrease)
	Total 2005	Increase (Decrease) Amount	Percentage	Total 2004	Increase (Decrease) Amount	Percentage	Total 2003
Salaries & Employees Benefits	$ 14,506	$ 1,776	8.82%	$ 13,330	$ 777	6.19%	$ 12,553
Occupancy Expense	4,287	384	9.84%	3,903	88	2.31%	3,815
Other Operating Expense	6,162	560	10.00%	5,602	(156)	(2.71)%	5,758
Total Non-Interest Expense	$ 24,955	$ 2,120	9.28%	$ 22,835	$ 709	3.20%	$ 22,126
	======	======	=======	======	======	=======	=====

The non-interest expense category is dominated by salaries and benefits expense and comprises 58 percent of the total in years 2005 and 2004, and 56 percent in year 2003.  Employees receive performance based incentives based on factors including accomplishing a certain Return on Equity level (calculated excluding incentives at the bank level), accomplishing annual budget goals and attaining or exceeding business development goals.  Incentive pay totaled 11.89% of salaries and benefits compared to 11.24% in 2004 and 10.93% in 2002.  The increase in employee salaries and benefits is primarily due to hiring additional staff necessary to support growth and expansion into new markets as well as overall increases in salaries of existing employees.  The significant expense associated with salaries and benefits is consistent with Bancshares' strategic plan to hire and retain high quality employees to provide outstanding customer service and strive for exceptional shareholder returns.  The efficiency ratio is a measurement of non-interest expense as a percentage of total revenue.  A comparison of the efficiency ratio for the years 2005, 2004 and 2003 reflects ratios of 64.62%, 65.46% and 63.19%, respectively. The improvement in efficiency ratio is attributable to the digestion of the three branches opened during 2003 and 2004.

The following table compares assets per employee (in thousands) for Bancshares compared to peer.  Peer information is obtained from Uniform Bank Performance Reports (UBPR) for the periods noted.

December 31,	Assets Per Employee	Assets Per Employee Peer Group
2005**	$ 2,967	$ 3,860
2004**	$ 2,903	$ 3,700
2003**	$ 2,916	$ 3,540
2002**	$ 2,712	$ 3,400
2001*	$ 2,637	$ 3,350

**     Peer Group $500 million to $1 billion. Peer group changed upon acquisition in 2002.
*       Peer Group $100 million to $500 million.

Comparison of assets per employee for the Company compared to its peers reveals that the Company is more heavily staffed than its counterparts.  This is primarily a result of the growth through acquisitions and new branches that has occurred over the last five years.  New branches have an inefficient assets-per-employee ratio and thus, dilute the total assets per employee ratio as compared to peer.  As expected, this comparison improved during 2005, as the expansion has somewhat slowed with the addition of only one new branch in 2005 compared to three new branches over the prior two years.  Although improvements are expected as the new branches grow, our commitment to the highest level of customer service may continue to cause the Company to be less than peer in this area due to the staff required to provide such a high level of customer service.

The 10% increase in net occupancy expense including depreciation and data processing/computer expenses are a result of four new branches over the past three years as well as technology expenses necessary to upgrade and maintain the subsidiary bank's technology at a level necessary to achieve a superior level of customer service.  While every effort will be made to ensure efficiencies in these areas, the expansion and customer service strategies adopted by the board will continue to exert pressure on occupancy and depreciation expense as markets are expanded by future acquisitions and the establishment of new branches.  The cost of the Operations Center will also impact occupancy and depreciation expense going forward.

Other operating expenses for 2005 increased approximately 10% from December 31, 2004 primarily due to the digestion of newer branches and as a result of increasing regulatory burdens associated with Sarbanes-Oxley and Bancshares becoming an accelerated filer with the SEC during 2005.  Implementation costs for this act were approximately $200,000 for the year ended December 31, 2005 and include increased audit fees, fees paid to directors serving on Corporate Governance Committee, additional personnel costs, consulting and technology costs.  Advertising costs increased $197 thousand in 2005 due to strategic plans to improve the brand recognition of First Citizens in its newer markets.  Advertising costs are also expected to increase again in 2006 as First Citizens continues its efforts to increase brand awareness with a focus on promoting and providing exceptional customer experiences.

No impairment of goodwill has been recognized since the adoption of SFAS 142 in 2002.  Goodwill is 1.45% of total assets and 18.58% of total capital as of December 31, 2005.

COMPOSITION OF DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized for the three years ended December 31,2005, 2004 and 2003:

Year Ended December 31, (In Thousands)
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-Interest Bearing Demand Deposits	$ 78,586	0.00%	$ 72,272	0.00%	$ 62,836	0.00%
Savings Deposits	190,106	1.18	181,164	0.71	168,149	0.76
Time Deposits	331,973	3.09	311,671	2.36	313,562	2.65
Total Deposits	$ 600,665	2.08%	$ 565,107	1.53%	$ 544,547	1.76%
	========	=======	========	=======	========	=======

Market share data for the Tennessee Counties served by First Citizens is included in Item 1 Banking Business of this report.  As noted in Item 1, First Citizens is the market share leader in six of the seven counties it serves with approximately 20% of the market share.  Shelby County is the one market that First Citizens participates in but is not the leader due to the diversity and large number of institutions in that market as well as the length of time that First Citizens has been competing there.   First State Bank, a competitor in markets of First Citizens was second in market share accounting for approximately 18.5% of total deposits.  Bancshares' average deposits for 2005 were $601 million at an average rate of 2.08% compared to $565 million at an average rate of 1.53% in 2004 and $545 million at an average rate of 1.76% in 2003.  The increase in the average cost of deposits is due to the impact of the rising rate environment and competitive factors on time deposits.  The current market and competitive environment has resulted in fierce competition in pricing of time deposits.  First Citizens does not compete solely on price as strategies are focused more on customer service to attract and retain core deposit customers rather than time deposits.

The success of our overall deposit strategies over the past two years resulted in net growth from $560 million at year-end 2003 to $592 million at year-end 2004 to $635 million at year-end 2005.  Consistent with its strategies to increase core deposits, the average deposits balances in the previous table illustrate growth of core deposits in both the demand and savings deposits.  In the current rate environment, all markets have demanded a competitively priced interest-bearing transaction account.  As a result evidenced in our Statements of Cash Flows, transaction deposit accounts increased approximately $19 million in 2005 and $20 million in 2004.  One of our deposit products is the Wall Street checking account introduced first quarter 2001, which draws deposits that in the past had flowed to a similar deposit account offered by brokerage firms.  Wall Street accounts have been a significant portion of savings deposits the last three years at $73 million for year-end 2005, $77 million for year-end 2004, and $64 million for year-end 2003.  In 2005, First Citizens shifted its emphasis from the Wall Street account to a money market account called the First Rate account.  Balances in First Rate accounts increased from $13.5 million to $29.1 million.  This increase offsets the $4 million decrease in Wall Street accounts in 2005.   First Citizens also continues to offer free checking to attract and retain deposit relationships.

The fluctuation in time deposits is evident by the variation between the 2005 year-to-date average balance of $332 million and balance at year-end 2005 of $348 million.  In fourth quarter 2005, time deposits increased approximately $19 million as a result of an increase in municipal time deposits and brokered time deposits.  Due to the fierce pricing in the time deposit market, First Citizens has chosen to more heavily pursue core demand and savings deposits as opposed to time deposits.  Maturity distribution of time deposits reflects that approximately 80% of total time deposits in the amount of $100,000 or more will reprice in the next twelve months.  Customers are hesitant to lock in rates on time deposit accounts for longer than twelve months given a lack of stability in the economy and competitive interest rate environment.

Core deposits serve as a source of liquidity for Bancshares.  The short-term borrowings table below reflects the maximum amount of borrowings at any month end during the respective years.  Short-term borrowings are used to manage fluctuations in liquidity based on seasonality of agricultural production loans and other factors.  The maximum amount of borrowings in any given month during 2005 was comparable to 2004 driven by the seasonality of certain deposits and the agricultural loan portfolio.  See also the Short Term Borrowings footnote included in the Consolidated Financial Statements in Item 8 of this report.

Long-term debt at the subsidiary bank is primarily Federal Home Loan Bank Borrowings and reflects average volume for 2005 of $73 million at an average rate of 4.87% compared to 2004 of $69 million at an average rate of 5.12% and to 2003 of $83.5 million at an average rate of 5.18%. The average maturity for long-term borrowing is 5 years.  FHLB borrowings have various call features ranging from 1 to 5 years and the maturities range from 2008 to 2011.  Under the current and forecasted rate environments, none of these borrowings are likely to be called and therefore are not included in current liabilities on the Consolidated Balance Sheet included in Item 8 of this report.  Federal Home Loan Bank borrowings are comprised of fixed rate positions ranging from 3.97% to 6.55%.  Debt at Bancshares consists of Correspondent debt and Trust Preferred debt that are affiliated with a prior acquisition in 2002 and have variable rates.  Bancshares has strategically reduced this debt subsequent to the 2002 acquisition by approximately $1.9 million.  Liquidity management and long term borrowings are discussed within the Liquidity section of this report.

SHORT TERM BORROWINGS

The following presents short-term borrowing balances at year end, maximum borrowings at month end during the year and average cost for the periods presented:

	12/31/2005	12/31/2004	12/31/2003
Amount Outstanding - End of Period	$ 1,000	$ 1,000	$ 967
Maximum Amount of Borrowings at Any Month End During the Year	26,217	25,732	15,544
Year-to-Date Daily Average	6,527	9,656	2,364
Weighted Average Cost	3.54%	1.43%	1.14%

LONG TERM BORROWINGS

The following presents average volumes, rates, maturities, and re-pricing frequencies for long-term debt:

	Average Volume	Average Rate	Average Maturity	Repricing Frequency
FHLB Borrowings	$ 72,956	4.87%	5 years	Fixed
Correspondent Debt	4,611	4.62%	1 year	Variable
Trust Preferred Debt	9,021	6.42%	27 years	Variable

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER

Deposits over $100,000 increased $17.8 million or 11% from 2004 to 2005.  The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of the bank on December 31, 2005 and 2004.

December 31
(In Thousands)

	2005		2004
	Amount	Percent	Amount	Percent
Maturing in:
3 Months or Less	$ 56,725	31.64%	$ 59,566	36.89%
Over 3 Through 12 Months	86,509	48.25	76,450	47.34
Over 12 Months	36,062	20.11	25,474	15.77
Total	$ 179,296	100.00%	$ 161,490	100.00%
	=======	=======	========	======

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS

The following presents the year-to-date daily average balance sheet and net interest income analysis:

	2005			2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 538,789	$ 37,991	7.05%	$ 513,678	$ 33,302	6.48%	$ 474,956	$ 34,055	7.17%
Investment Securities:
Taxable	117,487	4,704	4.00%	117,835	4,169	3.54%	109,170	3,656	3.35%
Tax Exempt (4)	40,567	2,512	6.19%	38,064	2,226	5.85%	37,223	2,477	6.65%
Interest Earning Deposits	711	20	2.81%	732	3	0.41%	547	6	1.10%
Federal Funds Sold	11,134	241	2.16%	5,041	74	1.47%	13,479	154	1.14%
Total Interest Earning Assets	$ 708,688	$ 45,468	6.42%	$ 675,350	$ 39,774	5.89%	$ 635,375	$ 40,348	6.35%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	$ 18,619			$ 15,835			$ 16,807
Property and Equipment	25,817			22,293			19,950
Other Assets	36,281			33,332			39,157
Total Assets	$ 789,405			$ 746,810			$ 711,289
	========			========			========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Savings Deposits	$ 190,106	$ 2,242	1.18%	$ 181,164	$ 1,288	0.71%	$ 168,149	$ 1,287	0.77%
Time Deposits	331,973	10,246	3.09%	311,671	7,348	2.36%	313,562	8,333	2.66%
Federal Funds Purchased and Other Interest Bearing Liabilities	122,754	5,204	4.24%	117,316	4,713	4.02%	105,634	4,532	4.29%
Total Interest Bearing Liabilities	$ 644,833	$17,692	2.74%	$ 610,151	$13,349	2.19%	$ 587,345	$ 14,152	2.41%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	$ 78,586			$ 72,272			$ 62,836
Other Liabilities	2,788			5,036			4,780
Total Liabilities	$ 726,207			$ 687,459			$ 654,961

Shareholders' Equity	$ 63,198			$ 59,351			$ 56,328

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 789,405			$ 746,810			$ 711,289
	========			========			========
NET INTEREST INCOME		$ 27,776			$ 26,425			$ 26,196
		======			======			======
NET YIELD ON AVERAGE EARNING ASSETS			3.92%			3.91%			4.12%
			=====			=====			=====
_____________________
(1)  Loan totals are shown net of unearned income and loan loss reserves.

(2)  Fee Income is included in interest income and the computations of the yield on loans.

(3)  Includes loans on non-accrual status.

(4)  Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

Interest-earning assets at year-end averaged $709 million at an average rate of 6.42% compared to $675 million at an average rate of 5.89% in 2004, and $635 million at an average rate of 6.35% in 2003.  Interest bearing liabilities at year end averaged $645 million at a cost of 2.74% compared to $610 million at a cost of 2.19% in 2004, and $587 million at a rate of 2.41% in 2003.  The trends of balance sheet growth and increasing rate environment continued in 2005 and are expected to continue into 2006.

VOLUME/RATE ANALYSIS

The following table is an analysis of the impact of the changes in balances and rates on interest income and interest expense changes from 2005 to 2004 as well as from 2004 to 2003:

	2005 Compared to 2004			2004 Compared to 2003
	Due to Changes in:			Due to Changes in:
	Average Volume	Average Rate	Total Increase/ (Decrease)	Average Volume	Average Rate	Total Increase/ (Decrease)
	(In Thousands)
Interest Earned On:
Loans	$ 1,771	$ 2,918	$ 4,689	$ 2,510	$ (3,263)	$ (753)
Taxable Investments	(14)	549	535	307	206	513
Tax Exempt Investment Securities	155	131	286	49	(300)	(251)
Interest Bearing Deposits with Other Banks	(1)	18	17	1	(4)	(3)
Federal Funds Sold and Securities Purchased Under Agreements to Resell	132	35	167	(124)	44	(80)
TOTAL INTEREST EARNING ASSETS	$ 2,043	$ 3,651	$ 5,694	$ 2,743	$ (3,317)	$ (574)
Interest Expense On:
Savings Deposits	105	849	954	93	(92)	1
Time Deposits	627	2,271	2,898	(45)	(940)	(985)
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	231	260	491	469	(288)	181
TOTAL INTEREST EARNING LIABILITIES	963	3,380	4,343	517	(1,320)	(803)
NET INTEREST EARNINGS	$ 1,080	$ 271	$ 1,351	$ 2,226	$ (1,997)	$ 229
	======	======	======	======	======	======

The above table indicates the balance sheet growth is the reason for the overall increase in net interest earnings while the impact of the rising rate environment kept net interest margins flat in 2005.

LOAN PORTFOLIO ANALYSIS

The following compares the loan portfolio mix as of year-end for the last five years:

	December 31
	(In Thousands)
	2005	2004	2003	2002	2001
Real Estate Loans:
Construction	$ 74,817	$ 99,028	$ 71,599	$ 57,758	$ 36,862
Mortgage*	355,792	321,957	305,077	285,759	225,743
Commercial, Financial and Agricultural Loans	78,086	72,330	70,658	67,732	64,496
Installment Loans to Individuals	37,761	38,550	37,401	39,089	39,200
Other Loans	3,804	4,147	3,372	3,142	2,725
TOTAL LOANS	$ 550,260	$ 536,012	$ 488,107	$ 453,480	$ 369,026
	======	=======	=======	=======	=======

*Includes mortgage loans to be sold in secondary market.  Secondary market mortgages total $3.0 million, $1.3 million, $2.4 million, $5.9 million, and $4.0 million for 2005, 2004, 2003, 2002, and 2001, respectively.

CHANGES IN LOAN CATEGORIES

Loan growth was modest at 2.34% for the year ended December 31, 2005.  The following details the breakdown of that growth by category for 2005 (in thousands):

	Increase (Decrease)	Percent Change
Real Estate Loans:
Construction	$ (24,211)	-24.45%
Mortgage	33,835	10.51%
Commercial, Financial and Agricultural	5,756	7.96%
Installment Loans to Individuals	(789)	-2.05%
Other Loans	(343)	-8.27%
TOTAL LOANS	$ 14,248	2.66%
	=======	========

Total loans at December 31, 2005 were $550 million compared to $536 million at December 31, 2004 and $488 million at December 31, 2003.  Loans for this discussion include loans that are sold in the secondary mortgage market.  Loans to be sold in the secondary mortgage market are separately classified in the Consolidated Financial Statements included in Item 8 of this report.  Secondary market mortgages total $3.0 million, $1.3 million, $2.4 million, $5.9 million, and $4.0 million for 2005, 2004, 2003, 2002, and 2001, respectively.  See also Notes 4, 5 and 6 of the Consolidated Financial Statements included in Item 8 of this report.  Interest and fees earned on secondary mortgage loans are included in interest and fees on loans as discussed in this report.

Overall, loan growth was slower in 2005 than 2004 and consisted primarily of growth centered in real estate loans of $9.6 million or 2.29% and an increase in commercial loans (including agricultural loans) of $5.8 million or 7.96%.  The slowdown in growth is primarily due to flat overall growth in the mature markets served by First Citizens.  Construction and permanent financing of one to four family residential loans has been the focus of the bank's marketing program over the past two years with residential loan rates at the lowest point in many years.  Loan growth in 2004 and 2003 was 9.81% and 7.64%, respectively.  Loan growth in 2004 and 2003 is a result primarily of growth in the newer markets served.  Loan growth in 2002 from 2001 (excluding acquisitions) increased only $14 million or 3.91 percent when comparing the current period to December 2001.  Weaker loan growth in 2005 can be attributed to the slowing economy and a tightening in consumer credit underwriting standards. In spite of economic conditions, overall loan portfolio quality remains high with approximately $431 million or 78 percent of total portfolio volume recorded in real estate loans; $78 million or 14 percent in Commercial and Agricultural loans and $38 million or 7 percent of total portfolio in installment loans to consumers.  Portfolio quality remains strong with the ratio of net charge offs to average net loans outstanding for the years of 2005, 2004, and 2003 at 0.09%, 0.16%, and 0.08%, respectively.  Non performing assets as a percent of total loans plus foreclosed property at current year end represent 0.38% compared to 0.51% and 0.39% at year end 2004 and 2003, respectively.  The loan loss reserve as a percent of loans is 1.25% and is consistent with the 1.15-1.25 percent range maintained over the past five years.  Overall, loan demand over the next twelve months is expected to grow approximately 5 percent based on the expected economic conditions of markets served and strategic objectives to grow and maintain existing customer bases in markets served.

Unemployment rates for year-end 2005, 2004 and 2003 in counties in which Bancshares does business are as follows:

	2005	2004	2003
Dyer	5.6%	5.8%	6.4%
Fayette	8.6%	12.0%	N/A
Lauderdale	7.8%	10.0%	13.7%
Obion	5.3%	5.9%	7.4%
Shelby	5.6%	6.2%	5.4%
Tipton	5.3%	6.5%	7.0%
Weakley	5.5%	5.5%	7.5%

Unemployment rates for the state of Tennessee as of the end of each quarter of 2005 were 5.9%, 6.0%, 5.1%, and 5.4%, consecutively.

The following data details the internally classified loans by category as of December 31, 2005 (in thousands):

Category	Total Outstanding	Internally Classified	Problem Loans % of Category
Residential Real Estate	$ 187,329	$ 4,242	2.26%
Home Equity Lines	22,750	260	1.14%
Ag. Real Estate	29,184	198	0.68%
Commercial Real Estate	178,236	7,498	4.21%
Commercial Other	47,997	613	1.28%
Installment Loans	36,515	157	0.43%

Internally classified loans are those loans that have certain characteristics or circumstances that warrant additional monitoring of credit quality and may require specific reserve allocations as determined in accordance with SFAS No. 114.

Concentrations of credit are defined in accordance with regulatory guidelines as 25 percent of gross capital of the bank or $18,959,000 as of year-end 2005.  As of year-end 2005 and subsequently, there are no concentrations of credit within the portfolio that represent one certain industry or a specific type of loans within these categories.  Real estate loans account for approximately 78% of the total loan portfolio.  Within real estate loans, residential mortgage loans (including residential construction) are the largest category comprising 39% of total loans, which historically have low loan loss experience.  The following table lists categories of real estate loans, volume and category type as a percentage of total loans and loan policy limits established for each category:

Category	Volume	Actual Percentage	Policy Percentage
Agricultural	$ 29,422	5.43%	20.00%
Land Acquisition Development & Commercial Construction	12,987	2.40%	10.00%
Commercial Permanent	151,183	27.92%	30.00%
Residential Construction	49,637	9.17%	10.00%
Residential Mortgage	160,774	29.69%	40.00%

REPOSSESSED REAL PROPERTY:

The book value of repossessed real property held by Bancshares was $129 thousand at December 31, 2005 compared to $337 thousand in 2004 and $535 thousand in 2003.  Foreclosed properties have been listed with local realtors and a plan to market those properties is in place.

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

Collateral	Maximum Amortization	Maximum LTV
Real Estate	Various (see discussion)	Various (see discussion)
Equipment**	5 Years	75%
Inventory	5 Years	50%
Accounts Receivable	5 Years	75%
Livestock	5 Years	80%
Crops	1 Year	50%
Securities*	10 Years	75% (Listed)
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

Bancshares' policy is that no real estate loan will be made (except in accordance with provisions for certain loans in excess of supervisory limits provided for hereinafter) that exceed the loan-to-value percentage limitations ("LTV limits") designated by category as follows:

Loan Category	LTV Limit
Raw Land	65%
Land Development or Farmland	75%
Construction:
Commercial, Multi-family, and Other Non-residential	80%
1-4 Family Residential	80%
Improved Property	80%
Owner-occupied 1-4 Family and Home Equity	80%
Home Equity Lines	90%
Non-Owner Occupied 1-4 Family Residential	75%

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

AMORTIZATION SCHEDULES

Every loan must have a documented repayment arrangement. While reasonable flexibility is necessary to meet the credit needs of customers, in general all loans should be repaid within the following time frames:

Loan Category	Amortized Period
Raw Land	10 Years
Construction:	1 Year
Commercial, Multi-family, and Other Non-residential	20 Years
1-4 Family Residential	20 Years
Improved Property/Farmland	20 Years
Owner-occupied 1-4 Family and Home Equity	20 Years

AVERAGE LOAN YIELDS

The average yield on loans of the subsidiary bank for the years indicated are as follows:

2005	7.05%
2004	6.48%
2003	7.17%
2002	7.93%
2001	9.22%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was approximately $108 million at year end.  Other information in reference to commitments and standby letter of credits is included in Note 18 of the Consolidated Financial Statements included in Item 8 of this report.

LOAN MATURITIES

Contractual maturities of loans as of December 31, 2005, are as follows:

	Due in One Year or Less	Due After One Year but Within Five Years	Due After Five Years
	(In Thousands)
Real Estate	$ 122,268	$ 225,462	$ 82,879
Commercial, Financial and Agricultural	45,886	31,367	4,637
All Other Loans	11,734	25,687	340
Totals	$ 179,888	$ 282,516	$ 87,856
	=======	=======	=======

Loans with Maturities After One Year for which:
                                                                                                        (in thousands)
Interest Rates are Fixed or Predetermined                                     $189,419
Interest Rates are Floating or Adjustable                                       180,953

The degree of interest rate risk to which a bank is subjected can be controlled through a well managed asset/liability management program.

Bancshares controls interest rate risk by matching assets and liabilities, better explained by employing interest-sensitive funds in assets that are also interest sensitive.  Bancshares is asset sensitive since assets reprice at a much faster rate than liabilities.  This means that in a rising rate environment (with a normal yield curve) of one to two percent net income would improve, while a flat rate or a lower rate environment would result in diluted interest rate margins and net income. In recent years the interest rate environment as well as competitive pricing strategies of Bancshares' competition has resulted in a transition in the loan portfolio from primary floating or adjustable rates to a more predetermined or fixed rate portfolio. Approximately $180 million or 33 percent of loans will mature immediately or over the next twelve months, while $283 million or 51% of outstanding loans will mature after one year, but within five years.  Only $87 million or approximately 16% of outstanding loans bear maturities of greater than five years.

NON-PERFORMING LOANS

Non-accrual, Restructured and Past Due Loans and Foreclosed Properties are as follows:

December 31
(In Thousands)

	2005	2004	2003	2002	2001
Non-accrual Loans	$ 1,524	$ 1,581	$ 1,174	$ 2,216	$ 1,600
Restructured Loans	--	--	--	--	--
Foreclosed Property Other Real Estate	129	337	535	1,730	1,730
Other Repossessed Assets	-	2	--	--	--
Loans and Leases 90 Days Past Due and Still Accruing Interest	431	798	223	1,701	1,228
Total Non-Performing Loans and Other Assets	$ 2,084	$ 2,718	$ 1,932	$ 5,647	$ 4,558
	======	======	=======	======	======
Non-Performing Assets as a Percent of Loans and Leases Plus Foreclosed Property at End of Year	0.38%	0.51%	0.39%	1.25%	1.23%
Allowance as a Percent of:
Non-Performing Assets	327.74%	229.54%	316.97%	99.21%	88.08%
Gross Loans	1.25%	1.16%	1.25%	1.24%	1.08%
Addition to Reserve as a Percent of Charge-Offs	167.56%	90.44%	237.80%	179.00%	118.10%
Loans and Leases 90 days Past Due as a Percent of Loans and Leases at Year End	0.36%	0.44%	0.04%	0.37%	0.33%
Recoveries as a Percent of Gross Charge-Offs	25.95%	20.66%	55.38%	51.34%	30.98%

Non-performing assets consist of non-accrual loans, restructured loans, foreclosed properties, and loans and leases 90 days past due and still accruing interest.  Non performing assets as a percent of total loan portfolio at December 31, 2005, 2004 and 2003 were $2.1 million or 0.38%, $2.7 million or 0.51%, and $1.9 million or .39% of total loans plus foreclosed property, respectively.  Loans and leases 90 days past due and still accruing interest total $431 thousand as of year-end 2005 compared to  $798 thousand as of year-end 2004 and $223 thousand in 2003.  The allowance for loan loss as a percent of non-performing assets was 328%, 230%, and 317%, as of December 31, 2005, 2004, and 2003, respectively.  The allowance as a percent of gross loans for the same time periods was 1.25%, 1.16% and 1.25%.  Overall portfolio quality remains strong and the trend going forward is not expected to move in a materially negative direction.

Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. The policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 day past due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term.  A debt is well secured if it is secured (1) by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.  Loans that represent a potential loss are adequately reserved for in the allowance for loan losses.

Interest income on loans is recorded on an accrual basis.  The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses.  The gross interest income that would have been recorded for the twelve months ending December 31, 2005 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $96,000 compared to $94,000 for the same period in 2004.  Interest income on loans reported as ninety days past due and on interest accrual status was $86,000 for 2005 and $69,000 for 2004.  Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans".  Bancshares has no Restructured Loans for the period being reported.

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

LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

(In Thousands)
December 31,
	2005	2004	2003	2002	2001
Average Net Loans Outstanding	$ 538,789	$ 513,678	$ 411,890	$ 359,296	$ 330,468
Balance of Reserve for Loan Losses at Beginning of Period	6,239	6,124	5,653	4,015	3,763
Loan Charge-Offs	(632)	(1,036)	(919)	(1,743)	(2,017)
Recovery of Loans Previously Charged Off	164	214	509	895	625
Net Loans Charged Off	(468)	(822)	(410)	(848)	(1,392)
Additions to Reserve Charged to Expense	1,059	937	975	1,518	1,644
Changes Incident to Mergers	-	-	(94)	968	--
Balance at End of Period	$ 6,830	$ 6,239	$ 6,124	$ 5,653	$ 4,015
	======	======	======	======	======
Ratio of Net Charge-Offs to Average Net Loans Outstanding	0.09%	0.16%	0.08%	0.20%	0.38%

The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years.  The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.  Changes to the Reserve Account for the year just ended consisted of (1) loans charged off of $632 thousand, (2) recovery of loans previously charged off $164 thousand, and (3) additions to reserves totaling $1 million.

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

2.                   Watch - Loans that because of unusual circumstances need to be supervised with slightly more attention than is common.

3.                   Problem - Loans that require additional collection efforts to liquidate both principal and interest.

4.                   Specific Allocation - Loans in total or in part in which a future loss is possible.

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

The following table identifies charge-offs and recoveries by category for the years presented:

	Year Ending December 31, (In Thousands)

Charge-Offs:	2005	2004	2003	2002	2001
Domestic:
Commercial, Financial & Agricultural	$ (139)	$ (459)	$ (139)	$ (188)	$ (1,537)
Real Estate - Construction	(242)	(115)	--	--	--
Real Estate - Mortgage	(62)	(138)	(398)	(803)	(480)
Installment Loans to Individuals & Credit Cards	(189)	(324)	(382)	(752)	(795)
Total Charge-offs	$ (632)	$ (1,036)	$ (919)	$ (1,743)	$ (2,017)
Recoveries:
Domestic:
Commercial, Financial and Agricultural	$ 62	$ 66	$ 142	$ 91	$ 336
Real Estate - Construction	10	3	--	--	--
Real Estate - Mortgage	4	37	237	565	95
Installment Loans to Individuals & Credit Cards	88	108	130	239	194
Total Recoveries	164	214	509	895	625
Net Charge-offs	$ (468)	$ (822)	$ (410)	$ (848)	$ (1,392)
	=======	=======	=======	=======	=======

INVESTMENT SECURITIES ANALYSIS

The following presents the composition of securities for the last five years:

	December 31, (In Thousands)
	2005	2004	2003	2002	2001
U.S. Treasury & Government Agencies	$ 112,803	$ 101,105	$ 102,117	$ 101,415	$ 74,335
State & Political Subdivisions	41,776	39,352	38,719	35,906	17,798
All Others	6,589	6,680	8,844	5,551	12,141
TOTALS	$ 161,168	$ 147,137	$ 149,680	$ 142,872	$ 104,274
	=======	=======	=======	=======	======

MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 2005

The following presents contractual maturities and yields by category for debt securities:

	(In Thousands)
	Maturing Within One Year		Maturing After One Year But Within Five Years		Maturing After Five Years But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
U.S. Treasury and Government Agencies	$ 1,878	2.53%	$ 43,173	3.97%	$ 21,599	3.86%	$ 46,151	4.42%	$ 112,801
State and Political Subdivisions*	658	7.09	7,116	4.70	13,177	7.01	20,826	7.06	41,777
All Others	-	0.00	1,020	6.67	-		5,511	6.89	6,531
Total Debt Securities	$ 2,536		$ 51,309		$ 34,776		$ 72,488		$ 161,109
Equity Securities									59
Total									$161,168
									========
________________________________ * Yields on tax-exempt investments are stated on a tax-equivalent basis calculated using a federal statutory rate of 34 percent.

HELD TO MATURITY AND AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 2005

	Held to Maturity		Available for Sale
	(In Thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ -	$ -	$ 2,699	$ 2,677
U.S. Government Agencies and Corporation Obligations	-	-	112,932	110,126
Securities Issued by States and Political Subdivisions in the U.S.:
Taxable Securities	-	-	-	-
Tax-exempt Securities	290	296	40,171	41,486
U.S. Securities:
Other Debt Securities	-	-	6,340	6,530
Equity Securities	-	-	10	59
Total	$ 290	$ 296	$ 162,152	$ 160,878
	=====	======	=======	=======

In addition to amounts presented above, the Bank also has $5.2 million in Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost.  FHLB and FRB stocks are listed as a separate line item on the Consolidated Balance Sheets included in Item 8 of this report.

Objectives of investment portfolio management are to provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change, and optimize investment performance.  Investments also serve as collateral for government, public funds, and large deposit accounts that exceed Federal Deposit Insured limits.  Pledged investments at year-end 2005 had a fair market value of $117 million.  Total held-to-maturity and available-for-sale investments at December 31, 2005, 2004, and 2003 were $161 million, $147 million, and $150 million, respectively.  The average expected life is 4.63 years, 4.2 years, and 4.43 years, for 2005, 2004, and 2003, respectively.  After low yields, above average maturities, pay downs, and calls occurring in years 2003 and 2002, investment yields began improving in 2004 and continued to improve throughout 2005 and into 2006.  Tax Equivalent Yield on Investment Securities in 2005 improved to 4.57 percent from 4.10 percent in 2004.

The company classifies investments by intent into trading, available-for-sale and held-to-maturity categories in accordance with generally accepted accounting principles.  The company held no securities in the trading category for any period presented in this report and does not expect to in 2006.  Bancshares' investment strategy is to classify most of the portfolio as available-for-sale, which are carried on the balance sheet at fair market value.  Classification of available-for-sale investments allows flexibility to actively manage the portfolio under various market conditions.  U. S. Treasuries and Agencies account for 70 percent of the investment portfolio with mortgage related investments comprising the largest percentage of this category and approximately 40 percent of total portfolio.  Precisely defined mortgage related investments produce consistent cash flows and enable the Company to defend against rising interest rates.  The Statement of Cash Flows included in Item 8 of this report reflect above average maturities, pay-downs and calls in the investment portfolio in 2003 and steady cash flows in 2004 and 2005.  Steady cash flows from the portfolio are expected to continue in 2006.  Portfolio performance is good and is improving which has helped to offset higher funding costs.  Bancshares' pursues a moderately aggressive investment style with limited allocations to CMOs and increased allocations to longer-term municipals, three to five year bullet agencies and longer-lockout callable agencies.

Also purchased were certain derivative financial instruments as described in Note 3 of the Consolidated Financial Statements, primarily to hedge interest rate fluctuations.

The following table indicates by category unrealized gains and losses within the available-for-sale portfolio as of December 31, 2005 (in thousands):

	Unrealized
	Gains	Losses	Net

U.S. Treasury Securities and Obligations of U.S. Government Agencies and Corporations	$ 20	$ (2,849)	$ (2,829)
Obligations of States and Political Subdivisions	1,555	(240)	1,315
All Others	257	(17)	240
Totals	$ 1,832	$ (3,106)	$ (1,274)
	======	=======	======

AGGREGATE CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual obligations are due as follows (in thousands):

	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
Unfunded Loan Commitments	$ 104,250	$ 104,250	$ -	$ -	$ -
Standby Letters of Credit	3,350	3,350	-	-	-
Long Term Debt*	78,128	3,215	11,665	33,020	30,228
Capital Lease Obligations	-	-	-	-	-
Operating Leases	564	233	261	70	-
Purchase Obligations	6,750	6,750	-	-	-
Other Long Term Liabilities	-	-	-	-	-
TOTAL	$ 193,042	$ 117,798	$ 11,926	$ 33,090	$ 30,228
	=======	=======	=======	=======	======

* Long-term debt is presented as principal only excluding interest.

Except for unfunded loan commitments and standby letters of credit, First Citizens does not materially engage in off balance sheet activities and does not anticipate material changes in volume going forward.

Notes 13 and 18 of the Consolidated Financial Statements including in Item 8 of this report reflect long term obligations and off balance sheet risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is managed in a manner to ensure the availability of ample funding to satisfy loan demand, fund investment opportunities, and large deposit withdrawals.  The primary funding sources for Bancshares includes customer core deposits, Federal Home Loan Bank borrowings, as well as correspondent bank and other borrowings.  Customer based sources accounted for 84 percent of funding for the current year versus 83 percent for the prior year.  Borrowed funds from the Federal Home Loan Bank amounted to 8.7 percent ($65 million) of total funding for 2005 compared to 9.9 percent ($71 million) of total funding in 2004.  The Bank had additional borrowing capacity of approximately $13 million with Federal Home Loan Bank at year-end 2005.  As of December 31, 2005, First Citizens held $23 million in short term Certificates of Deposit from the State of Tennessee and held $22 million in brokered Certificates of Deposit, representing 3.5% of total deposits.  Brokered time deposits were approximately $21 million and 3.5% of total deposits as of the prior year-end.

Bancshares'  liquidity position is further strengthened by ready access to a diversified base of wholesale borrowings which include lines of credit with the Federal Home Loan Bank, FTN Financial, federal funds purchased, securities sold under agreements to repurchase, Brokered certificates of deposit and others.  Bancshares has a line of credit for $13 million earmarked for acquisitions and other financial needs of the holding company with approximately $10 million available at year-end 2005.  Bancshares has a crisis contingency liquidity plan to defend against any material downturn in the liquidity position.

Loan growth was approximately 2.34% compared to deposit growth of 7.28% in 2005.  During second and third quarters 2005, loan growth was primarily funded through short-term borrowings with correspondents due to the seasonality of the agriculture loan portfolio and certain deposits.  Most of the 7% deposit growth occurred during fourth quarter of 2005 as a result of successful implementation of strategic plans to grow core deposits coupled with an increase in municipal deposits and brokered time deposits.  Loan growth is expected to outpace deposit growth in 2006 and will exert pressure on liquidity especially during seasonal fluctuations of deposits and agricultural loans.  Management will continue to focus strategic activities on growing deposits as well as carefully monitoring and managing liquidity levels and sources.

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

Liquidity is an ongoing concern of the company's Funds Management Committee, which continues to seek alternative funding sources that are conducive to net interest margin strategies.  The following table reflects liquidity position of First Citizens National Bank as of December 31, 2005 and 2004 in comparison to the OCC Liquidity Benchmarks.

OCC Liquidity Benchmark	Actual 12/31/2005	Actual 12/31/2004
Short Term Liabilities/Total Assets > 20%	16.90%	16.41%
On Hand Liquidity to Total Liabilities < 8%	7.98%	7.91%
Loan to Deposits < 80%	86.55%	90.39%
Wholesale Funds/Total Sources > 15%	17.58%	16.53%
Non Core Funding Dependence > 20%	48.06%	51.52%

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

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities. Interest rate risk is separated and analyzed according to the following categories of risk: (1) re-pricing (2) yield curve (3) option risk (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy.  Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank's gap position or asset/liability management strategies.  The following data schedule reflects a summary of Bancshares' interest rate risk using simulations. The projected 12-month exposure is based on 5 different rate movements (flat, rising, or declining).  In a rising rate cycle, non-maturity deposits will not re-price until a 100 basis point rise takes place.  In a declining rate cycle, non-maturity deposits will re-price with market conditions when deposits hit a floor position.

Interest Rate Risk
December 2005
(In Thousands)

Tier Capital                        $62,213

Projected 12 Month Exposure

Net Interest Income Levels	Rate Moves in Basis Pts.	Current Position	Possible Scenarios	Variance	% of Net Int Income	POLICY % of Net Int. Income
Declining 2	(200)	$ 26,567	$ 24,098	($ 2,469)	-9.29%	20.00%
Declining 1	(100)	26,567	25,561	(1,006)	-3.79%	10.00%
Most Likely-Base	0	26,567	26,567	0	0.00%	0.00%
Rising 1	100	26,567	27,201	$ 634	2.39%	-10.00%
Rising 2	200	26,567	27,815	$ 1,248	4.70%	-25.00%

Notes

Net interest income as presented in the preceding table assumes that interest rates would change immediately within the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen.

Bancshares monitors and employs multiple strategies to continuously manage interest rate risk and liquidity at acceptable levels.  Such strategies include but are not limited to use of Federal Home Loan Bank borrowings, shortening the re-pricing date of loans, use of an interest rate swap that gave the company ($1.5 million) a variable rate income stream, and increased investments in mortgage back investments that enables the company to have constant cash inflows.

CONDENSED GAP REPORT
------------------------------------
CURRENT BALANCES
-----------------------------------
DECEMBER 31, 2005
(In Thousands)

	< 3 MON BAL	3-12 MONTHS BAL	1-3 YEARS BAL	3-5 YEARS BAL	>5 YEARS BAL	NON SENSITIVE BAL	TOTAL

Assets:
Total Cash and Due From	$ -	$ -	$ -	$ -	$ -	$ 15,808	$ 15,808
Total Investments	9,068	17,842	56,580	38,523	40,354	(1,199)	161,168

Total Fed Funds Sold	24,878	-	-	-	-	-	24,878
Total Net Loans	228,134	91,331	171,713	58,503	-	(6,251)	543,430

Total Other Assets	-	-	-	-	-	70,465	70,465
Total Assets	$ 262,080	$ 109,173	$ 228,293	$ 97,026	$ 40,354	$ 78,823	$ 815,749
	=========	=========	=========	=========	=========	=========	=========
Liabilities:
Total Demand	$ -	$ -	$ -	$ -	$ -	$ 83,970	$ 83,970
Total Savings	57,483	-	24,834	24,649	51,225	44,828	203,019
Total Time	93,365	164,515	77,251	12,990	399	-	348,520
Total Deposits	150,848	164,515	102,085	37,639	51,624	128,798	635,509

Total Borrowings	38,013	6,873	14,201	36,294	18,500	-	113,881
Other Liabilities	-	-	-	-	-	2,713	2,713
Total Other Liabilities	38,013	6,873	14,201	36,294	18,500	2,713	116,594
Total Liabilities	188,861	171,388	116,286	73,933	70,124	131,511	752,103

Total Equity	-	-	-	-	-	63,646	63,646

Total Liabilities/Equity	$ 188,861	$ 171,388	$ 116,286	$ 73,933	$ 70,124	$ 195,157	$ 815,749
	======	======	======	======	======	======	======
Period Gap	73,219	(62,215)	112,007	23,093	(29,770)	(116,334)	-
Cumulative Gap	73,219	11,004	123,011	146,104	116,334	-	-
RSA/RSL	138.77%	63.70%	196.32%	131.24%	57.55%	40.39%	0.00%

CONDENSED GAP REPORT
------------------------------------
CURRENT BALANCES
-----------------------------------
DECEMBER 31, 2004
(In Thousands)

	<3 MON BAL	3-12 MONTHS BAL	1-3 YEARS BAL	3-5 YEARS BAL	>5 YEARS BAL	NON SENSITIVE BAL	TOTAL

Assets:
Total Cash and Due From	$ -	$ -	$ -	$ -	$ -	$ 18,384	$ 18,384
Total Investments	7,319	26,862	39,800	25,980	50,658	1,574	152,193

Total Fed Funds Sold	15,002	-	-	-	-	-	15,002
Total Net Loans	133,202	166,295	161,430	49,985	25,100	(6,239)	529,773

Total Other Assets	-	-	-	-	-	57,852	57,852
Total Assets	$ 155,523	$ 193,157	$ 201,230	$ 75,965	$ 75,758	$ 71,571	$ 773,204
	=========	=========	=========	=========	=========	=========	=========
Liabilities:
Total Demand	$ -	$ -	$ -	$ -	$ -	$ 74,596	$ 74,596
Total Savings	-	27,296	47,796	20,501	97,537	-	193,130
Total Time	100,432	151,640	55,693	15,369	1,522	-	324,656
Total Deposits	100,432	178,936	103,489	35,870	99,059	74,596	592,382

Total Borrowings	39,189	4,077	775	12,921	59,130	-	116,092
Other Liabilities	-	-	-	-	-	3,522	3,522
Total Other Liabilities	39,189	4,077	775	12,921	59,130	3,522	119,614
Total Liabilities	139,621	183,013	104,264	48,791	158,189	78,118	711,996

Total Equity	-	-	-	-	-	61,208	61,208

Total Liabilities/Equity	$ 139,621	$ 183,013	$ 104,264	$ 48,791	$ 158,189	$ 139,326	$ 773,204
	======	======	======	======	======	======	======
Period Gap	15,902	10,144	96,966	27,174	(82,431)	(67,755)	-
Cumulative Gap	15,902	26,046	123,012	150,186	67,755	-	-
RSA/RSL	111.39%	105.54%	193.00%	155.69%	47.89%	51.37%	0.00%

NOTES TO THE GAP REPORT

  The gap report reflects the interest sensitivity positions during a flat rate environment.  Time frames could change depending on whether rates rise or fall.

  Re-pricing overrides maturities in various time frames.

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

  Simulations are utilized to reflect the impact of multiple rate scenarios on net interest income. Decisions should be made that increase net interest income, while always considering the impact on interest rate risk. Overall, the bank manages the gap between rate sensitive liabilities to expand and contract with the rate cycle phase. The banks' Funds Management Committee (FMC) is responsible for implementing and monitoring procedures to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to a minimum by increasing variable rate loans. The over 5 year fixed rate loans should be held to less than 25% of assets, unless they are funded with Federal Home Loan Bank matched funds. These maximum limits are the high points and the FMC will strive to keep the amount below this point.

  Subsidiaries as well as the Parent Company strive to achieve margins at or above peer. The Product Development Committee will review new products and services for risk.

  Bancshares expects to benefit from a steady rate increase.  First Citizens' Liquidity could be negatively impacted should interest rates drop prompting an increase in loan demand.  Although rates are not expected to decrease in the near term, adequate lines of credit are available to handle liquidity needs should this occur.

The following presents return on equity and assets for the years presented:

	2005	2004	2003	2002	2001
Percentage of Net Income to:
Average Total Assets	1.10%	1.08%	1.09%	1.27%	1.10%
Average Shareholders' Equity	13.71%	13.56%	13.88%	15.05%	11.91%
Percentage of Dividends Declared
to Net Income	47.03%	50.83%	50.49%	48.66%	64.31%
Percentage of Average Equity
to Average Assets	8.01%	7.95%	7.91%	8.43%	9.29%

Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

2005	2004	2003	2002	2001
7.80%	7.92%	7.86%	9.25%	9.35%

Total capital increased 3.98% to $63.6 million in 2005 from $61.2 million at year-end 2004.  Growth in capital during 2005 is from undistributed net income.  Adjustments to capital resulting from changes in market value of available-for-sale securities and cash flow hedge, quantified as comprehensive income, are made quarterly and diluted the growth in 2004 by $1.7 million.  Bancshares has historically maintained capital in excess of minimum levels established by regulation and reflects continuous improvement when comparing previous years.  The risk based capital ratio of 12.11 percent at December 31, 2005 was significantly in excess of the 8 percent mandated by regulation.  This ratio has been maintained in the 10-12 percent range over the past three years.  Total capital as a percentage of total assets was 7.80%, 7.92%, and 7.86% at December 31, 2005, 2004, and 2003, respectively.  The decrease in total capital as a percent of total assets is primarily due to the fluctuations in other comprehensive income as a result of market value adjustments to the available-for-sale investment securities portfolio.

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

Dividends for 2005 were held flat compared to 2004 at $1.12 per share due to Bancshares' strategy to reduce holding company debt during 2005.  The dividend payout ratio is 47.06% in 2005 compared to 50.83% in 2004 and 50.49% in 2003.  The projected payout ratio for 2006 is in the range of 47-50 percent.  Dividend payout for Southeast Bank Group for 2005 was 40.57%.  The dividend yield in 2005 is 3.61 percent compared to 4.07 percent in 2004.  The dividend yield is well in excess of the Southeast Bank Group peer average of 2.50-2.70 percent the last two years.

As of year-end 2005, there are approximately $10.7 million of retained earnings available for the payment of future dividends from First Citizens National Bank to Bancshares.  Banking regulations require certain capital levels to be maintained and may limit dividends paid by the bank to the holding company or by the holding company to shareholders.  These restrictions pose no practical limit on the ability of the bank or bank holding company to pay dividends at historical levels.

Bancshares has repurchased 82,585 shares of its common stock and the treasury stock has weighted average cost basis of $25.36 per share.  Approximately 15,260 treasury shares were repurchased during 2005 at a weighted average cost of $31.46 per share.  Also, 435 shares of treasury stock were sold in 2005 at a weighted average price of $31.22 per share.  There are no publicly announced plans or programs to repurchase shares in place during the periods presented or subsequently primarily due to Bancshares current strategy to reduce debt at the holding company level.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Citizens Bancshares, Inc. (Bancshares) is responsible for establishing and maintaining an adequate internal control structure which governs financial reporting.  Bancshares' internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of the Bancshares' annual financial statements in accordance with generally accepted accounting principles of the United States.

Inherent limitations exist in the effectiveness of any internal control structure, including the possibility of human error and circumvention of controls.  Accordingly, even effective internal control can only provide reasonable assurance with respect to financial statement preparation.

Management has assessed the effectiveness of Bancshares' internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2005, Bancshares' internal control over financial reporting is effective.

Bancshares' independent auditors have issued an attestation opinion on management's assessment of Bancshares' internal control over financial reporting as stated in the report that appears on the following page.

185 N. Church Street Telephone: (731) 285-7900 Dyersburg, TN 38024 (800) 608-5612 Fax: (731) 285-6221

                                                                                                                                                                                                      Members of:
                                                                                                                                                                                                      American Institute of Certified Public Accountants
                                                                                                                                                                                                      Governmental Audit Quality Center - AICPA
                                                                                                                                                                                                      Tennessee Society of Certified Public Accountants
                                                                                                                                                                                                      Center for Public Company Audit Firms
                                                                                                                                                                                                      Employee Benefit Plan Audit Quality Center - AICPA

                                                                                                                                                                                                      www.atacpa.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
First Citizens Bancshares, Inc.
Dyersburg, Tennessee 38024

We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management's assessment, included in the accompanying Management's Assessment as to the Effectiveness of Internal Control over Financial Reporting, that First Citizens Bancshares, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Citizens Bancshares, Inc. and its subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and its subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management's assessment that First Citizens Bancshares, Inc. and its subsidiaries, maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, First Citizens Bancshares, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  ALEXANDER THOMPSON ARNOLD PLLC

Dyersburg, Tennessee

February 14, 2006

Alamo, TN Dyersburg, TN Fulton, KY Henderson, TN Jackson, TN	Martin, TN Milan, TN McKenzie, TN Paris, TN Trenton, TN Union City, TN

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(in thousands)

	AS OF December, 31 2005	AS OF December, 31 2004
ASSETS
Cash and Due From Banks	$ 15,808	$ 18,384
Federal Funds Sold	24,878	15,002
Cash and Cash Equivalents	40,686	33,386
Investment Securities
Trading Investments - Stated at Market	-	-
Held to Maturity, at Amortized Cost, Fair Value of $296 at December 31, 2005 and $810 at December 31, 2004	290	785
Available-for-Sale, Stated at Market	160,878	146,352
Loans (Excluding Unearned Income of $462 at December 31, 2005 and $350 at December 31, 2004)	547,217	534,682
Less: Allowance For Loan Losses	6,830	6,239
Net Loans	540,387	528,443
Loans Held-for-Sale	3,043	1,330
Federal Home Loan Bank and Federal Reserve Bank stocks, at Cost	5,258	5,056
Premises and Equipment	27,642	23,587
Accrued Interest Receivable	5,478	4,559
Goodwill	11,825	11,825
Other Intangible Assets	542	625
Other Real Estate	129	337
Bank Owned Life Insurance Policies	16,013	14,081
Other Assets	3,578	2,838
TOTAL ASSETS	$ 815,749	$ 773,204
	========	========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
Demand	$ 83,970	$ 74,596
Time	348,520	324,656
Savings	203,019	193,130
Total Deposits	635,509	592,382
Securities Sold Under Agreements to Repurchase	34,753	30,611
Federal Funds Purchased and Other Short Term Borrowings	1,000	1,000
Long- Term Debt	78,128	84,481
Other Liabilities	2,713	3,522
TOTAL LIABILITIES	752,103	711,996

Shareholders' Equity:
Common Stock, No Par Value - 10,000,000 Authorized; 3,717,593 Issued
and Outstanding at December 31, 2005 and 3,717,593 Issued and
Outstanding at December 31, 2004	3,718	3,718
Surplus	15,331	15,331
Retained Earnings	47,591	43,001
Accumulated Other Comprehensive Income	(900)	785
Total Common Stock and Retained Earnings	65,740	62,835
Less - 82,585 Treasury Shares, at Cost as of December 31, 2005 and 67,760 Shares at Cost at December 31, 2004	2,094	1,627
TOTAL SHAREHOLDERS' EQUITY	63,646	61,208
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 815,749	$ 773,204
	==========	=========

Note: See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Interest Income	(In Thousands Except Per Share Data)
Interest and Fees on Loans	$ 37,991	$ 33,302	$ 34,055
Interest and Dividends on Investment Securities:
Taxable	4,342	3,872	3,383
Tax-Exempt	1,658	1,469	1,635
Dividends	362	297	273
Other Interest Income	261	77	160
Total Interest Income	44,614	39,017	39,506

Interest Expense
Interest on Deposits	12,488	8,636	9,620
Interest on Borrowings	4,404	4,247	4,140
Other Interest Expense	800	466	392
Total Interest Expense	17,692	13,349	14,152
Net Interest Income	26,922	25,668	25,354
Provision for Loan Losses	1,059	937	975
Net Interest Income After Provision for Loan Losses	25,863	24,731	24,379

Other Income
Income From Fiduciary Activities	963	946	786
Service Charges on Deposit Accounts	5,952	5,559	4,913
Brokerage Fees	1,307	1,160	878
Earnings on Bank Owned Life Insurance	914	443	696
Net Gains (Losses) on Sale of Securities	(19)	210	81
Other Income	1,727	1,076	1,462
Total Other Income	10,844	9,394	8,816

Other Expenses
Salaries and Employee Benefits	14,506	13,330	12,553
Net Occupancy Expense	1,701	1,551	1,542
Depreciation	1,882	1,625	1,445
Data Processing Expense	704	727	828
Legal and Professional Fees	190	293	71
Stationary and Office Supplies	303	276	333
Amortization of Intangibles	85	85	85
Advertising and Promotions	641	444	410
Other Expenses	4,943	4,504	4,859
Total Other Expenses	24,955	22,835	22,126
Net Income Before Income Taxes	11,752	11,290	$ 11,069
Provision for Income Tax Expense	3,087	3,241	3,249
Net Income	$ 8,665	$ 8,049	$ 7,820
	=====	=====	=====
Earnings Per Common Share:
Net Income	$ 2.38	$ 2.20	$ 2.14
	=====	=====	=====
Weighted Average Shares Outstanding	3,639	3,652	3,668
	=====	=====	=====

Note: See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004, and 2003

	2005	2004	2003
(In Thousands)
Net Income For Year	$ 8,665	$ 8,049	$ 7,820

Other Comprehensive Income, Net of Tax
Unrealized Gains (Losses) on Available-for-Sale Securities and Cash Flow Hedge:
Unrealized Gains (Losses) Arising During the Period	(1,685)	(523)	(373)
Total Comprehensive Income	$ 6,980	$ 7,526	$ 7,447
	=====	=====	=====
Related tax effects allocated to each component of other comprehensive income are as follows:
	Before-tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Year Ended December 31, 2005

Unrealized Gains (Losses) on Available-for-Sale Securities and Cash Flow Hedge:
Unrealized Gains (Losses) Arising During the Period	$ (2,827)	$ 1,131	$ (1,696)
Reclassification Adjustments for Gains Included in Net Income	19	(8)	11
Net Unrealized Gains (Losses)	$ (2,808)	$ 1,123	$ (1,685)
	=====	=====	=====
Year Ended December 31, 2004

Unrealized Gains (Losses) on Available-for-Sale Securities and Cash Flow Hedge:
Unrealized Gains (Losses) Arising During the Period	$ (662)	$ 265	$ (397)
Reclassification Adjustments for Gains Included in Net Income	(210)	84	(126)
Net Unrealized Gains (Losses)	$ (872)	$ 349	$ (523)
	=====	=====	=====
Year Ended December 31, 2003

Unrealized Gains (Losses) on Available-for-Sale Securities and Cash Flow Hedge:
Unrealized Gains (Losses) Arising During the Period	$ (541)	$ 217	$ (324)
Reclassification Adjustments for Gains Included in Net Income	(81)	32	(49)
Net Unrealized Gains (Losses)	$ (622)	$ 249	$ (373)
	=====	=====	=====

Note: See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004, and 2003
 (In Thousands, Except Per Share Data)

	Common Stock Shares At Par		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2003	3,718	$ 3,718	$ 15,299	$ 35,174	$ 1,681	$ (1,271)	$ 54,601

Net Income, Year Ended December 31, 2003				7,820			7,820
Adjustment of Unrealized Gain (Loss) on Securities Available-for-Sale and Cash Flow Hedge, Net of Applicable Deferred Income Taxes $249 During the Year					(373)		(373)
Cash Dividends Paid - $1.08 per Share				(3,951)			(3,951)
Treasury Stock Transactions - Net	--	--	32	--	--	(183)	(151)
Balance, December 31, 2003	3,718	$ 3,718	$ 15,331	$ 39,043	$ 1,308	$ (1,454)	$ 57,946

Net Income, Year Ended December 31, 2004				8,049			8,049
Adjustment of Unrealized Gain (Loss) on Securities Available-for-Sale and Cash Flow Hedge, Net of Applicable Deferred Income Taxes $349 During the Year					(523)		(523)
Cash Dividends Paid - $1.12 per Share				(4,091)			(4,091)
Treasury Stock Transactions - Net	--	--	-	--	--	(173)	(173)
Balance, December 31, 2004	3,718	$ 3,718	$ 15,331	$ 43,001	$ 785	$ (1,627)	$ 61,208
	======	======	=======	======	=======	======	=======
Net Income, Year Ended December 31, 2005				8,665			8,665
Adjustment of Unrealized Gain (Loss) on Securities Available-for-Sale and Cash Flow Hedge, Net of Applicable Deferred Income Taxes $1,123 During the Year					(1,685)		(1,685)
Cash Dividends Paid - $1.12 per Share				(4,075)			(4,075)
Treasury Stock Transactions - Net	--	--	-	--	--	(467)	(467)
Balance, December 31, 2005	3,718	$ 3,718	$ 15,331	$ 47,591	$ (900)	$ (2,094)	$ 63,646
	======	======	=======	======	=======	======	=======

Note: See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004, and 2003
(in thousands)

	2005	2004	2003
Operating Activities
Net Income	$ 8,665	$ 8,049	$ 7,820
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provisions for Loan Losses	1,059	937	975
Provision for Depreciation	1,882	1,625	1,445
Provision for Amortization - Intangibles	85	85	85
Deferred Income Taxes	(355)	145	(264)
Realized Investment Security (Gains) Losses	19	(210)	(81)
Net (Increase) Decrease in Loans Held for Sale	(1,713)	1,064	3,465
(Increase) Decrease in Accrued Interest Receivable	(919)	(399)	443
Increase (Decrease) in Accrued Interest Payable	374	(101)	77
(Increase) in Cash Surrender Value of Bank Owned Life Insurance	(624)	(443)	(696)
Net (Increase) Decrease in Other Assets	(735)	(21)	2,078
Net Increase (Decrease) in Other Liabilities	342	129	(888)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 8,080	$ 10,860	$ 14,459
Investing Activities
Proceeds of Maturities of Held-to-Maturity Investment Securities	$ 504	$ 40	$ 145
Proceeds of Sales and Maturities of Available-for-Sale Investment Securities	49,044	49,450	77,181
Purchases of Available-for-Sale Investment Securities	(66,084)	(48,464)	(85,423)
Increase in Loans - Net	(13,373)	(49,782)	(38,596)
Premiums on Bank Owned Life Insurance - Net	(1,308)	(126)	(1,391)
Purchase of Premises and Equipment	(5,937)	(3,474)	(5,317)
NET CASH USED BY INVESTING ACTIVITIES	$ (37,154)	$ (52,356)	$ (53,401)
Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW Accounts, and Savings Accounts	$ 19,263	$ 20,647	$ 7,142
Increase in Time Deposits - Net	23,864	11,125	21,826
Increase in Long-Term Borrowings	5,155	2,000	-
Payment of Principal on Long-Term Debt	(11,508)	(833)	(567)
Cash Dividends Paid	(4,075)	(4,091)	(3,951)
Net Increase (Decrease) in Short-Term Borrowings	4,142	11,930	1,237
Treasury Stock Transactions - Net	(467)	(173)	(151)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 36,374	$ 40,605	$ 25,536

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,300	(891)	(13,406)
Cash and Cash Equivalents at Beginning of Year	33,386	34,277	47,683
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 40,686	$ 33,386	$ 34,277
	======	======	======
Supplemental Cash Flow Information:
Interest Paid	$ 17,318	$ 13,450	$ 14,075
	=======	=======	=======
Income Taxes Paid	$ 3,480	$ 2,982	$ 3,260
	=======	=======	=======
Supplemental Noncash Disclosures:
Transfers from Loans to Foreclosed Assets	$ 441	$ 440	$ 1,868
	=======	=======	=======

Note: See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of First Citizens Bancshares, Inc., and subsidiaries conform to generally accepted accounting principles. The significant policies are described as follows:

BASIS OF PRESENTATION

The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and its subsidiaries First Citizens National Bank, First Citizens Capital Assets, and First Citizens (TN) Statutory Trust. First Citizens National Bank also has two wholly owned subsidiaries, First Citizens Financial Plus and First Citizens Investments, Inc., which are consolidated into its financial statements. First Citizens Bancshares, Inc.'s investment in these subsidiaries is reflected on the Parent Company's condensed balance sheet (Note 22).

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

Nevada Investments II, Inc. was organized and existing under laws of the state of Nevada and changed its name to First Citizens Investments, Inc. in September 2004.  The principal activity of this entity is to acquire and sell investment securities as well as collect the income from the portfolio.  First Citizens Holdings, a wholly owned subsidiary of First Citizens Investments, acquires and sells certain investment securities, collects income from its portfolio, and owns First Citizens Properties, Inc., a real estate investment trust (REIT).  First Citizens Properties, Inc. invests in participation interests of real estate loans made by First Citizens National Bank and provides First Citizens with an alternative vehicle for raising capital.  First Citizens Holdings owns 100% of the REIT as of December 31, 2004 but owns 98% after preferred stock was issued as a bonus to directors, executive officers and certain employees in January 2005.

The Company also has two wholly owned subsidiaries, First Citizens (TN) Statutory Trust II and First Citizens (TN) Statutory Trust III.  The purpose and activities of these two subsidiaries are further discussed in Note 13 of Notes to the Consolidated Financial Statements.

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

CASH EQUIVALENTS

Cash equivalents include amounts due from banks, which do not bear interest and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

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

NOTE 2 - CASH RESERVE REQUIREMENTS

The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during 2005 and 2004 were $500,000 and $812,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

The following tables reflect amortized cost, unrealized gains, unrealized losses, and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2005 (in thousands):
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$ 290	$ 6	$ -	$ 296
	========	========	=========	========
Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of U.S. Government Agencies and Corporations	$ 115,631	$ 20	$ (2,849)	$ 112,802
Obligations of States and Political Subdivisions	40,171	1,555	(240)	41,486
All Others	6,350	257	(17)	6,590
	$ 162,152	$ 1,832	$ (3,106)	$ 160,878
	=======	========	========	========
As of December 31, 2004 (in thousands):
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$ 785	$ 25	$ -	$ 810
	========	========	=========	========
Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of U.S. Government Agencies and Corporations	$ 101,763	$ 232	$ (890)	$ 101,105
Obligations of States and Political Subdivisions	36,626	2,058	(117)	38,567
All Others	6,374	327	(21)	6,680
	$ 144,763	$ 2,617	$ (1,028)	$ 146,352
	=======	=======	=======	=======

The table below summarizes maturities of debt securities held-to-maturity and available-for-sale as of December 31, 2005:

December 31, 2005
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts Maturing In:	(In Thousands)
One Year or Less	$ --	$ --	$ 2,554	$ 2,536
After One Year Through Five Years	290	296	51,892	51,020
After Five Years Through Ten Years	--	--	35,120	34,775
After Ten Years	--	--	72,576	72,488
	$ 290	$ 296	$ 162,142	$ 160,819
Equity Securities	--	--	10	59
Total Securities	$ 290	$ 296	$ 162,152	$ 160,878
	======	======	========	========

Securities gains (losses) on sale of available-for-sale securities presented in the consolidated statements of income consist of the following:

Year Ended December 31	Gross Sales	Gains	Losses	Net
(In thousands)

2005 - Securities Available-for-Sale	$ 11,890	$ 9	$ (28)	$ (19)
2004 - Securities Available-for-Sale	$ 14,240	$ 213	$ (3)	$ 210
2003 - Securities Available-for-Sale	7,977	81	--	81

At December 31, 2005 and 2004, investment securities were pledged to secure government, public and trust deposits as follows:

	Amortized Cost	Fair Value
December 31	(In Thousands)
2005	$ 119,045	$ 116,974
2004	$ 112,859	$ 113,141

The following table presents information on securities with gross unrealized losses at December 31, 2005, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position:

	Less than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale	(In Thousands)
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$ (1,389)	$ 68,228	$ (1,460)	$ 40,347	$ (2,849)	$ 108,575
Obligations of States and Political Subdivisions	(105)	6,079	(135)	4,117	(240)	10,196
Other Debt Securities	-	-	(17)	983	(17)	983
Total Securities Available-for-Sale	$ (1,494)	$ 74,307	$ (1,612)	$ 45,447	$ (3,106)	$ 119,754
	======	======	======	======	======	======

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

As of December 31, 2005, the Company had 125 debt securities noted with unrealized losses with 114 of those securities having been in an unrealized loss position for greater than 12 months.  Most of the 125 securities are U. S. government agency or mortgage-backed securities which have declined in value or remained in an unrealized loss position from 2004 due to the flattening and then inversion of the yield curve that occurred in 2005 subsequent to the increasing federal funds rates over the last year and a half.  Such unrealized losses are considered to be driven entirely by current market conditions and interest rates and not related to the credit quality of the issuers.  In analyzing reasons for the unrealized losses management considers whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts'  reports.  With respect to unrealized losses on securities noted and the analysis performed relating to the securities, management currently believes that declines in market value are temporary.

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

During the year ended December 31, 2005, the value of the derivative is a liability of approximately $177,000.  Market interest rate fluctuations resulted in a reduction of the liability by approximately $89,000, as well as a reduction in negative accumulated other comprehensive income of approximately $50,000, net of tax, during the year ended December 31, 2005.  Accumulated other comprehensive income (net of tax) related to the swap totaled a negative $109,000 as of December 31, 2005.

NOTE 4 - LOANS

Loans outstanding at December 31, 2005 and 2004, were comprised of the following:

	2005	2004
	(In Thousands)
Commercial, Financial and Agricultural	$ 78,086	$ 72,330
Real Estate - Construction	74,817	99,028
Real Estate - Mortgage	352,749	320,627
Installment	37,761	38,550
Other Loans	3,804	4,147
	547,217	534,682
Less: Allowance for Loan Losses	6,830	6,239
Net Loans	$ 540,387	$ 528,443
	======	======

In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans with carrying values of approximately $1,766,000 at December 31, 2005 and $2,076,000 at December 31, 2004, as being impaired.  The balance maintained in the Allowance for Loan Losses related to these loans was $505,000 at December 31, 2005, and $391,000 at December 31, 2004.  Average investment in impaired loans in 2005 and 2004 were $1.9 million and $1.75 million, respectively.  Interest income on impaired loans was immaterial to the consolidated financial statements for the three years ended December 31, 2005, 2004 and 2003.  Loans and leases 90 days past due and still accruing interest total $431 thousand as of year-end 2005 compared to  $798 thousand as of year-end 2004 and $223 thousand in 2003.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses during the three years ended December 31 is as follows:

	2005	2004	2003
	(In Thousands)
Balance - Beginning of Period	$ 6,239	$ 6,124	$ 5,653
Addition Incident to Merger	-	-	(94)
Provision for Loan Losses	1,059	937	975
Loans Charged to Allowance	(632)	(1,036)	(919)
Recovery of Loan Previously Charged Off	164	214	509
Net Charge-offs	(468)	(822)	(410)
Balance - End of Period	$ 6,830	$ 6,239	$ 6,124
	======	======	======

NOTE 6 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  There were no such losses for any of the three years ended December 31, 2005, 2004 and 2003.  There has been no material difference between cost and fair market values of loans held for sale for any of the periods presented.

Servicing rights are not retained on any mortgage loans held for sale.  Secondary mortgage fees included interest and fees on loans were $1,182,000, $1,040,000, and $1,684,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 7 - PREMISES AND EQUIPMENT

The fixed assets used in the ordinary course of business are summarized as follows:

	Useful Lives in Years	2005	2004
		(In Thousands)
Land		$ 5,616	$ 4,279
Buildings	5 to 50	25,000	20,172
Furniture and Equipment	3 to 20	16,004	15,016
		46,620	39,467
Less: Accumulated Depreciation		18,978	15,880
Net Fixed Assets		$ 27,642	$ 23,587
		=======	=======

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Upon adoption of SFAS 142 in January 2002, the Company ceased to amortize goodwill ($25 thousand per month).  Impairment testing is performed during the first quarter of each year.  Based on annual impairment testing since adoption of SFAS 142, there has been no impairment of goodwill recorded.  Thus, there are no impairment charges recorded for any periods presented in these consolidated financial statements and notes or subsequently.  There was no activity in goodwill during the years end December 31, 2005, 2004 and 2003, except for a reclassification adjustment made in third quarter 2004.  During the third quarter 2004, goodwill totaling $392,000 was reclassified as a deferred tax asset to correct an error made on the accounting for the Munford Union Bank acquisition in 2002.  The acquisition accounting did not include an amount for deferred taxes related to Munford Union Bank being an S Corporation prior to acquisition.  As this entry was a reclassification on the balance sheet, there was no impact on total assets, equity or net income for the periods presented.    Total goodwill as of December 31, 2005 is $11.8 million or 1.45% of total assets or 18.58% of total capital.

Other identifiable intangibles consist of core deposit intangibles being amortized over a 10-year period as follows:

	2005	2004
Core Deposit Intangible	$ 845	$ 845
Accumulated Amortization	(303)	(220)
Net Core Deposit Intangible	$ 542	$ 625
	======	======

Amortization expense for the past three years has been $84,500 per year for 2005, 2004 and 2003.  Estimated amortization expense for each of the next five years is $84,500 per year.

NOTE 9 - REPOSSESSED REAL PROPERTY

The carrying value of repossessed real property on the balance sheets of the Corporation is $129,000 at December 31, 2005, and $337,000 at December 31, 2004. The value of repossessed real property is reflected on the balance sheets in "Other Assets."

NOTE 10 - BANK OWNED LIFE INSURANCE

The Bank has a significant investment in bank owned life insurance policies (BOLI) due to providing this fringe benefits to its employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI are $16 million and $14 million as of December 31, 2005 and 2004, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of $914,000, $443,000 and $695,000 for the three years ended December 31, 2005, 2004 and 2003, respectively.  Earnings in 2005 included approximately $260,000 received from a death benefit associated with a policy inherited through a prior acquisition.

NOTE 11 - DEPOSITS

Included in the deposits shown on the balance sheets are the following time deposits and savings deposits in denominations of $100,000 or more:

	2005	2004
	(In Thousands)
Time Deposits	$ 179,296	$ 161,490
Savings Deposits	111,987	94,937

NOW accounts, included in savings deposits on the balance sheets, totaled $62,211,000 at December 31, 2005 and $63,788,000 at December 31, 2004.

Time deposits maturing in years subsequent to December 31, 2005, are as follows:

(In Thousands)
On or before December 31, 2006	$ 257,621
On or during year ended December 31, 2007	56,192
On or during year ended December 31, 2008	21,429
On or during year ended December 31, 2009	6,658
On or during year ended December 31, 2010	6,620
Total	$ 348,520
=======

NOTE 12 - SHORT-TERM BORROWINGS

The Bank has three sources of short-term borrowings, which consist of cash management advances from the Federal Home Loan Bank (FHLB), Treasury, Tax and Loan (TT&L) option note, and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

Cash management advances from FHLB are secured 1-4 family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  See the long-term debt footnote in regards to maximum borrowing capacity with FHLB as of December 31, 2005.  There were no borrowings outstanding against this line as of December 31, 2005.

First Citizens National Bank is an Option B bank in regards to TT&L and up to $1 million in collected TT&L payments collected can be retained as a short-term option note.  This option note is callable upon demand by the TT&L.  The current balance of this line was $1,000,000 as of December 31, 2005.

The Bank has federal fund lines of credit available with four correspondent banks totaling $52,500,000.  There were no outstanding federal funds purchased as of December 31, 2005.

The following tabular analysis presents year-end balances of short-term borrowings, maximum month-end balance, year-to-date daily average, and weighted average cost for 2005, 2004 and 2003:

	2005	2004	2003
Amount Outstanding - End of Period	$ 1,000	$ 1,000	$ 967
Maximum Amount of Borrowings at Any Month End During the Year	$ 26,217	$ 25,732	$ 15,544
Year-to-Date Daily Average	$ 6,527	$ 9,656	$ 2,364
Weighted Average Cost	3.54%	1.43%	1.14%

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

First Citizens Bancshares, Inc. has a line of credit with First Tennessee Bank National Association in the amount of $13 million, secured by common stock of First Citizens National Bank with a book value totaling 143% of the total outstanding advances on the line.  The note was originally executed in 2002 with a two-year maturity with the purpose for use in various financial strategies including the acquisition of Munford Union Bank.  Interest on the outstanding balance is payable on a quarterly basis, calculated at 100 basis points below the base rate of First Tennessee Bank.  Since its original maturity in 2004, the line has been renewed annually for a one-year term.  At December 31, 2005, the outstanding balance on this line is $2.657 million.  This line was reduced by $5 million during 2005 with the proceeds from trust preferred securities discussed in the next two paragraphs.

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

On March 17, 2005 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust III, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1,000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005 the rate per annum of 4.84%.  For each successive period beginning on (and including) June 17, 2005, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.80%.  Interest payment dates are: March 17, June 17, September 17, and December 17 during the 30-year term.  The entire $5 million in proceeds was used to reduce Bancshares' revolving line of credit with First Tennessee discussed above.  This trust preferred debt is recorded as debt by the Company but included as Tier I Capital for regulatory reporting in accordance with regulatory guidelines as discussed above.

First Citizens Bancshares, Inc. will be dependent on the profitability of its subsidiaries and their ability to pay dividends in order to service its long-term debt.

First Citizens National Bank has secured advances from the Federal Home Loan Bank in the amounts of $65,161,000 at December 31, 2005 and $70,630,000 at December 31, 2004, which are considered long-term in nature. These advances bear interest at rates which vary from 2.85% to 6.55% and mature in the years 2008 through 2011. Obligations are secured by the Bank's entire portfolio of fully disbursed, one to four family residential mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of approximately $13 million as of December 31, 2005.

Annual average volume, rates and maturities of long-term debt for the years 2005 and 2004 are as follows:

	Average Volume	Average Interest Rate	Average Maturity
	(in thousands)
2005
First Citizens Bancshares, Inc.	$ 13,399	5.91%	19 years
First Citizens National Bank	65,102	5.32%	5 years

2004
First Citizens Bancshares, Inc.	$ 13,831	4.11%	8 years
First Citizens National Bank	69,404	5.12%	6 years

Maturities of principal on the above referenced long-term debt for the following five years are as shown:

Years Ending December 31,
2006	$ 3,215
2007	545
2008	7,564
2009	3,556
2010	33,020
Thereafter	30,228
$ 78,128
=======

NOTE 14 - INCOME TAXES

Provision for income taxes is comprised of the following:

	2005	2004	2003
	(In Thousands)
Federal Income Tax Expense (Benefit)
Current	$ 3,442	$ 2,980	$ 3,515
Deferred	(355)	261	(266)
	$ 3,087	$ 3,241	$ 3,249
	======	======	=====

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2005	2004	2003
	(In Thousands)
Tax Expenses at Statutory Rate	$ 3,996	$ 3,839	$ 3,763
Increase (Decrease) Resulting From:
State Income Taxes, Net Federal Income Tax Benefit	-	300	438
Tax Exempt Interest Income	(607)	(540)	(556)
Earnings on Bank Owned Life Insurance	(276)	(150)	(190)
ESOP Dividend	(270)	(168)	(259)
Other Items	244	(40)	53
	$ 3,087	$ 3,241	$ 3,249
	======	======	======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefit of these deductible differences.  However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  Year-end deferred tax assets and liabilities were due to the following:

	2005	2004
	(In Thousands)
Deferred Tax Assets:
Allowance for Loan Losses	$ 2,099	$ 1,999
Net Unrealized Loss on Available-for-Sale Securities	491	-
Net Unrealized Loss on Cash Flow Hedge	68	108
Deferred Loan Fees	111	52
Other	82	39
Total Deferred Tax Assets	2,851	2,198

Deferred Tax Liabilities:
Depreciation	(1,226)	(1,416)
FHLB Stock Dividends	(679)	(636)
Net Unrealized Gain on Available-for-Sale Securities	-	(630)
Prepaid Expenses	(91)	(99)
Other	(55)	(55)
Total Deferred Tax Liabilities	(2,051)	(2,836)
Net Deferred Tax Assets (Liabilities)	$ 800	$ (638)
	=========	=========

At year-end 2005, the Company has a net operating loss carryforward for state tax purposes of approximately $3.8 million that will expire in 2020.

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

As of December 31, 2005, the most recent notification from the Bank's primary regulatory authorities categorized the Bank and Bancshares as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005:	(In Thousands)
Total Capital to Risk Weighted Assets:
First Citizens Bancshares	$ 69,043	12.1%	$ 45,611	8.0%	N/A	N/A
First Citizens National Bank	$ 70,916	12.5%	$ 45,569	8.0%	$ 56,961	10.0%

Tier I Capital to Risk Weighted Assets:
First Citizens Bancshares	$ 62,213	10.9%	$ 22,810	4.0%	N/A	N/A
First Citizens National Bank	$ 64,091	11.3%	$ 22,768	4.0%	$ 34,152	6.0%

Tier I Capital to Average Assets:
First Citizens Bancshares	$ 62,213	7.8%	$ 31,741	4.0%	N/A	N/A
First Citizens National Bank	$ 64,091	8.1%	$ 31,728	4.0%	$ 39,660	5.0%

December 31, 2004:
Total Capital to Risk Weighted Assets:
First Citizens Bancshares	$ 58,923	10.9%	$ 43,389	8.0%	N/A	N/A
First Citizens National Bank	$ 66,496	12.3%	$ 43,305	8.0%	$ 54,131	10.0%

Tier I Capital to Risk Weighted Assets:
First Citizens Bancshares	$ 52,684	9.7%	$ 21,695	4.0%	N/A	N/A
First Citizens National Bank	$ 60,274	11.1%	$ 21,652	4.0%	$ 32,478	6.0%

Tier I Capital to Average Assets:
First Citizens Bancshares	$ 52,684	7.0%	$ 30,317	4.0%	N/A	N/A
First Citizens National Bank	$ 60,274	8.0%	$ 30,273	4.0%	$ 37,842	5.0%

NOTE 16 - RESTRICTIONS ON CAPITAL AND PAYMENTS OF DIVIDENDS

The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank.  In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years that exceeded the net earnings of the current year plus retained profits of the preceding two years.  As of December 31, 2005, approximately $10.7 million of retained earnings were available for future dividends from the subsidiary bank to the parent corporation.

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

Activity in loans to executive officers, directors and their affiliates is as follows for the three years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Balance at Beginning of Period	$ 14,682	$ 14,419	$ 11,068
New Loans	11,209	12,725	14,021
Repayments	(11,495)	(12,462)	(10,670)
Balance at End of Period	$ 14,396	$ 14,682	$ 14,419
	======	======	=====

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

First Citizens National Bank routinely enters into deposit relationships with its directors, officers, and employees in the normal course of business.  These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.  Balances of executive officers and directors on deposit as of December 31, 2005 and 2004, were $11.5 million and $17.5 million respectively.

Over the last few years, First Citizens has invested in the construction of four new branches, Martin, Arlington, Oakland and Collierville.  Construction has also been started to convert the Bank Annex into a bank operations and information technology center.  In 2005, payments totaling $5.51 million were paid to related parties for completion of the Oakland branch construction, for site development and construction of the Collierville branch, and the Annex conversion.  In 2004, payments totaling $1.55 million were paid to related parties for the completion of the Martin branch construction and for site development and construction of the Oakland branch.

In July 2005, the main office of the brokerage subsidiary was moved from the Banking Annex to a leased facility in Dyersburg.  The new facility is leased from a related party.  The subsidiary invested approximately $100,000 in leasehold improvements to this facility and paid approximately $11,000 in lease payments during 2005.  The lease is set up for a five-year term with monthly payments of $1,850.  The lease includes an option of an additional five-year term at the original monthly payment of $1,850 and then another five-year option at a monthly rate of $2,460.  Future minimum lease payments for this related party lease are $22,200 per year for each of the next five years.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, and is based on management's credit evaluation of the counter party. At December 31, 2005 and 2004, First Citizens National Bank had outstanding loan commitments of $104,249,000 and $89,266,000, respectively.  As of year-end 2005, variable rate commitments were $84,223,000 and fixed rate commitments were $20,026,000.  As of year-end 2004, variable rate commitments were $66,614,000 and fixed rate commitments were $22,652,000.  Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when deemed necessary. At December 31, 2005 and 2004, outstanding standby letters of credit totaled $3,350,000 and $5,158,000, respectively.

In the normal course of business, First Citizens National Bank extends loans, which are subsequently sold to other lenders, including agencies of the U. S. government.  Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan.  At December 31, 2005 and 2004, however, the Bank had no loans sold with recourse.

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

The fair values of accrued interest receivable and other assets are assumed to be its carrying value.

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

	2005		2004
	Carrying	Fair	Carrying	Fair
Financial Assets	Amount	Value	Amount	Value
	(In Thousands)
Cash and Cash Equivalents	$ 40,686	$ 40,686	$ 33,386	$ 33,386
Investment Securities	161,168	161,174	147,137	147,162
Loans	547,217		534,682
Less: Allowance for Loan Losses	(6,830)	-	(6,239)	---
Loans, Net of Allowance	540,387	529,450	528,443	529,976
Loans Held for Sale	3,043	3,043	1,330	1,330
Accrued Interest Receivable	5,478	5,478	4,559	4,559
Federal Reserve Bank and Federal Home Loan Bank Stock	5,258	5,258	5,056	5,056
Other Assets	59,729	59,729	53,293	53,293

Financial Liabilities
Deposits	$ 635,509	$ 635,210	$ 592,382	$ 593,256
Short-term Borrowings	35,753	36,387	31,611	31,796
Long-term Debt	78,128	78,891	84,481	88,764
Other Liabilities	2,713	2,713	3,522	3,522

Unrecognized Financial Instruments

Commitments to Extend Credit	$ 104,249	$ 104,249	$ 89,266	$ 89,266
Standby Letters of Credit	3,350	3,350	5,158	5,158

NOTE 21 - EMPLOYEE STOCK OWNERSHIP AND 401(K) PLANS

First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and the First Citizens National Bank 401(k) Plan as employee benefits. The 401(k) plan was adopted October 1, 2000.  The plans provide for a contribution annually not to exceed 25 percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. During the year 2005, the Company contributed amounts equal to three percent (3%) of total eligible compensation to the 401(k) plan and seven percent (7%) of eligible compensation to the employee stock ownership plan. Contributions to the plans totaled approximately $1,095,000 in 2005, $968,000 in 2004, and $866,000 in 2003.

NOTE 22 - CONDENSED FINANCIAL INFORMATION

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2005 and 2004
(In Thousands)

	2005	2004
ASSETS
Cash	$ 147	$ 237
Investment in Subsidiaries	76,236	74,034
Due from Subsidiaries	100	415
Other Assets	170	368
TOTAL ASSETS	$ 76,653	$ 75,054
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term Debt	$ 12,967	$ 13,831
Accrued Expenses	40	15
TOTAL LIABILITIES	$ 13,007	$ 13,846

STOCKHOLDERS' EQUITY	63,646	61,208
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 76,653	$ 75,054
	========	========

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Income Statements
December 31, 2005 and 2004
(In Thousands)

INCOME	2005	2004
Dividends from Bank Subsidiary	$ 5,551	$ 4,851
Other Income	30	39
TOTAL INCOME	5,581	4,890

EXPENSES
Interest Expense	792	569
Other Expenses	168	164
TOTAL EXPENSES	960	733

Income Before Income Taxes and Equity in Undistributed Net Income of Bank Subsidiary	4,621	4,157
Income Tax Expense (Benefit)	(312)	(266)
	4,933	4,423
Equity in Undistributed Net Income of Bank Subsidiary	3,732	3,626
NET INCOME	$ 8,665	$ 8,049
	========	========

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
December 31, 2005 and 2004
(In Thousands)

Operating Activities	2005	2004
Net Income	$ 8,665	$ 8,049
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Income of Subsidiary	(3,732)	(3,626)
(Increase) Decrease in Other Assets	25	4
Increase (Decrease) in Other Liabilities	43	14
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 5,001	$ 4,441

Investing Activities
Investment in Subsidiaries	315	207

Financing Activities
Payment of Dividends and Payments in Lieu of Fractional Shares	(4,075)	(4,091)
Long Term Borrowings Issued	5,155	-
Payment of Principal on Long Term Debt	(6,019)	(314)
Treasury Stock Transactions - Net	(467)	(173)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(5,406)	(4,578)

INCREASE (DECREASE) IN CASH	(90)	70
Cash at Beginning of Year	237	167
CASH AT END OF YEAR	$ 147	$ 237
	========	========

NOTE 23 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	E.P.S. Basic	E.P.S. Diluted
2005
First Quarter	$ 8,713	$ 6,362	$ 2,070	$ 0.57	$ 0.57
Second Quarter	9,270	6,618	2,306	0.63	0.63
Third Quarter	9,884	6,945	2,205	0.61	0.61
Fourth Quarter	10,124	6,997	2,084	0.57	0.57
Total	$ 37,991	$ 26,922	$ 8,665	$ 2.38	$ 2.38
	====	=====	=====	====	====
2004
First Quarter	$ 9,416	$ 6,265	$ 1,967	$ 0.54	$ 0.54
Second Quarter	9,662	6,518	2,021	0.55	0.55
Third Quarter	9,779	6,451	1,966	0.54	0.54
Fourth Quarter	10,160	6,434	2,095	0.57	0.57
Total	$ 39,017	$ 25,668	$ 8,049	$ 2.20	$ 2.20
	====	=====	=====	====	====

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company, under supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) under the Securities Exchange Act.  As of the end of the period covered by this Annual Report, disclosure controls and procedures are considered to be effective. There have been no changes in internal control during the quarter ending December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

See Item 8 for Management's Annual Report on Internal Control over Financial Reporting and the related Independent Auditor's attestation opinion.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in Bancshares' 2006 Proxy Statement regarding directors, officers and audit committee expert is incorporated herein by reference in response to this Item.

A description of The Code of Ethics (Conduct) for Bancshares included in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the principal executive officers of Bancshares and its subsidiary, as of December 31, 2005:

Name	Age	Position and Office
Katie S. Winchester	65

Chairman of the Board of Bancshares and First Citizens National Bank since April 2005. Vice Chairman of Board from 2000 to 2005. President and CEO of Bancshares and Bank. Employed by First Citizens in 1961. Served as Executive Vice President and Secretary of Board from 1986 to 1992. She was appointed CEO of Bancshares and Bank in 1996 and President in 1992. Ms. Winchester was elected to the Bank and Bancshares Boards in 1990.

Ralph Henson	64

Vice President of Bancshares; Executive Vice President of Loan Administration of First Citizens National Bank. Employed by First Citizens in 1964. Mr. Henson served as Senior Vice President and Senior Lending Officer until his appointment of Executive Vice President in February 1993.  Elected to Board of Directors in 1997.

Jeffrey D. Agee	45

Appointed Vice President and successor designee to the President of Bancshares and First Citizens in June 2004. Mr. Agee is a Certified Public Accountant and served as Executive Vice President and Chief Financial Officer of First Citizens from August 1999 to June 2004.  Employed by First Citizens since 1982. Appointed to the Board in July 2005.

Barry T. Ladd	65

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

Judy Long	51

Vice President and Secretary to the Board of First Citizens Bancshares.  Appointed Executive Vice President and Chief Operations Officer and Secretary of the Board of both First Citizens National Bank and Bancshares in August 1999.  Ms. Long served as Senior Vice President and Chief Operations Officer and Secretary to First Citizens prior to this appointment.  She served as Senior Vice President and Administrative Officer previous to November 1997, Vice President and Loan Operations Manager (1992-1996).  Employed by First Citizens in July 1974.

John S. Bomar	57	Appointed Regional President and Chief Executive Officer for the Southwest Region. Mr. Bomar served as President of Munford Union Bank from 1994 until acquisition by First Citizens in 2002. Mr. Bomar served as Executive Vice President of Munford Union Bank from 1982 until promoted to President in 1994.

Laura Beth Butler	30	Appointed Senior Vice President and Chief Financial Officer of First Citizens National Bank and Bancshares June 2004. Ms. Butler is a Certified Public Accountant and prior employment consisted of positions as Senior Audit Manager of the Banking practice of a local accounting firm from 2000 to 2004 and as a Staff Accountant with KPMG, LLP from 1998 to 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is set forth in the 2006 Proxy Statement, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 2006 Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2006, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers, Directors and principal shareholders of Bancshares (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail under the section titled "Certain Relationships and Related Transactions" of the 2006 Proxy Statement under and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee information is incorporated by the reference to the 2006 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

                                    Date: March 15, 2006                               /s/  KATIE WINCHESTER
                                                                                                                      CHAIRMAN,
                                                                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                    Date: March 15, 2006                               /s/    LAURA BETH BUTLER
                                                                                                  SENIOR VICE PRESIDENT & PRINCIPAL
                                                                                                            FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2006.

/s/ JEFFREY D. AGEE	/s/ RALPH E. HENSON	/s/ DWIGHT S. WILLIAMS
Director	Director	Director

/s/ EDDIE E. ANDERSON	/s/ BARRY T. LADD	/s/ KATIE S. WINCHESTER
Director	Director	Director

/s/ JOHN S. BOMAR	/s/ JOHN M. LANNOM	/s/ JOSEPH S. YATES
Director	Director	Director

/s/ J. WALTER BRADSHAW	/s/ STALLINGS LIPFORD
Director	Director

/s/ J. DANIEL CARPENTER	/s/ MILTON E. MAGEE
Director	Director

/s/ WILLIAM C. CLOAR	/s/ ALLEN SEARCY
Director	Director

/s/ RICHARD W. DONNER	/s/ GREEN SMITHEAL, III
Director	Director

/s/ BENTLEY F. EDWARDS	/s/ DAVID R. TAYLOR
Director	Director

/s/ LARRY W. GIBSON	/s/ LARRY S. WHITE
Director	Director

/s/ P. H. WHITE, JR.
Director

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents filed as a part of this report:

        All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

Exhibits

        The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Charter of First Citizens Bancshares, Inc.*
3.2	Bylaws of First Citizens Bancshares, Inc.*
21	Subsidiaries of the Registrant
31 (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31 (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32 (a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32 (b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

* Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.