Form 10-Q
period 2006-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2006-05-09
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED MARCH 31, 2006

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

________________________

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                Accelerated filer [X ]        Non-accelerated filer [  ]

________________________

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).. Yes [  ]   No [x].

________________________

Of the registrant's only class of common stock (no par value) there were 3,634,468 shares outstanding as of March 31, 2006.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(Stated in Thousands)

	AS OF March 31, 2006	AS OF December 31, 2005
ASSETS
Cash and due from banks	$ 16,311	$ 15,808
Federal funds sold	33,020	24,878
Cash and cash equivalents	49,331	40,686
Investment securities
Trading investments - stated at market	-	-
Held to maturity - amortized cost - fair value of $294 at March 31, 2006 and $296 at December 31, 2005	290	290
Available for sale, stated at market	166,186	160,878
Loans (excluding unearned income of $438 at March 31, 2006 and $462 at December 31, 2005)	554,072	547,217
Less: allowance for loan losses	7,027	6,830
Net loans	547,045	540,387
Loans held for sale	2,885	3,043
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,317	5,258
Premises and equipment	28,714	27,642
Accrued interest receivable	5,354	5,478
Goodwill	11,825	11,825
Other intangible assets	521	542
Other real estate	169	129
Bank owned life insurance policies	16,161	16,013
Other assets	4,239	3,578
TOTAL ASSETS	$ 838,037	$ 815,749
	========	========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
Demand	$ 87,117	$ 83,970
Time	362,542	348,520
Savings	208,931	203,019
Total deposits	658,590	635,509
Securities sold under agreements to repurchase	33,727	34,753
Federal funds purchased and other short term borrowings	697	1,000
Long- term debt	76,699	78,128
Other liabilities	3,776	2,713
TOTAL LIABILITIES	773,489	752,103

Shareholders' equity:
Common stock, no par value - 10,000,000 authorized; 3,717,593 issued and outstanding at March 31, 2006 and 3,717,593 issued and
outstanding at December 31, 2005	3,718	3,718
Surplus	15,331	15,331
Retained earnings	48,706	47,591
Accumulated other comprehensive income	(1,095)	(900)
Total common stock and retained earnings	66,660	65,740
Less - 83,125 treasury shares, at cost at March 31, 2006 and 82,585 shares at cost at December 31, 2005	2,112	2,094
TOTAL SHAREHOLDERS' EQUITY	64,548	63,646
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 838,037	$ 815,749
	==========	=========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended March 31,
	2006	2005
Interest income:
Interest and fees on loans	$ 10,187	$ 8,713
Interest on investment securities:
Taxable	1,306	944
Tax-exempt	431	414
Dividends	102	78
Other interest income
Fed funds sold	311	89
Checking	7	4
Total interest income	12,344	10,242

Interest expense:
Interest expense on deposits	4,125	2,694
Other interest expense	1,342	1,186
Total interest expense	5,467	3,880
Net interest income	6,877	6,362
Provision for loan losses	233	251
Net interest income after provision	6,644	6,111

Other income:
Income from fiduciary activities	185	183
Service charges on deposit accounts	1,400	1,344
Brokerage fees	413	371
Gain (loss) on sale of securities	-	(27)
Earnings on bank owned life insurance	175	161
Other income	425	567
Total other income	2,598	2,599

Other expenses:
Salaries and employee benefits	3,836	3,568
Net occupancy expense	445	405
Depreciation	482	443
Data processing expense	183	166
Legal and professional fees	27	41
Stationary and office supplies	61	69
Amortization of intangibles	21	21
Advertising and promotions	161	117
Other expenses	1,261	1,193
Total other expenses	6,477	6,023
Net income before income taxes	$ 2,765	$ 2,687
Income taxes	596	617
Net income	$ 2,169	$ 2,070
	=====	=====
Earning Per Share	$ 0.60	$ 0.57
	=====	=====

Weighted average number of shares outstanding	3,634,621	3,645,217
	=======	======

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
AS OF MARCH 31, 2006 AND 2005
(Stated in Thousands)

	Three Months ended March 31,
	2006	2005
Balance at beginning of period	$ 63,646	$ 61,208
Net income	2,169	2,070
Other comprehensive income:
Changes in available for sale investments	(238)	(1,061)
Changes in derivatives	43	50
Comprehensive income	1,974	1,059

Cash dividend declared	(1,054)	(1,020)
Common stock issued	--	--
Common stock repurchased, net	(18)	(246)

Balance at end of period	$ 64,548	$ 61,001
	=======	========

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Stated in Thousands)

	Three Months Ended March 31,
	2006	2005

Net cash provided by operating activities	$ 3,399	$ 3,969

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	-
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	4,914	11,386
Proceeds of sales of available-for-sale securities	-	10,343
Purchase of available-for-sale securities	(10,474)	(20,925)
Increase in loans-net	(6,891)	(1,511)
Purchases of premises and equipment	(1,554)	(2,133)
Net cash (used) by investing activities	(14,005)	(2,840)

Financing activities
Net increase (decrease) in demand and savings
accounts	9,059	(4,076)
Increase (decrease) in time deposits	14,022	1,447
Increase (decrease) in long-term debt	(1,429)	(119)
Treasury stock purchases, net	(18)	(246)
Proceeds from sale of common stock	-	-
Cash dividends paid	(1,054)	(1,020)
Net increase (decrease) in short-term borrowings	(1,329)	6,085
Net cash provided by financing activities	19,251	2,071

Increase (decrease) in cash and cash equivalents	8,645	3,200

Cash and cash equivalents at beginning of period	40,686	33,386

Cash and cash equivalents at end of period	$ 49,331	$ 36,586

Supplemental cash flow disclosures:
Interest payments, net	$ 5,287	$ 10,025

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
(Stated in Thousands)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2006, the consolidated statements of income for the three month periods ended March 31, 2006 and 2005, and the consolidated statements of cash flows and equity for the three-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired. Approximate investment in impaired loans as of current quarter end is as follows:

Impaired loans with specific reserve allocations	$ 1,156,000
Impaired loans without specific reserve allocations	638,000
$ 1,794,000
=========
Specific reserve for impaired loan losses	$ 612,000

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased.  The value of the derivative has improved as rates have increased over the last year, but remains in a negative position as of current quarter end.  Value of the derivative increased $43 thousand, net of tax, for the current reportable period.  Accumulated other comprehensive income reflects a negative value of $107 thousand, gross and $66 thousand, net of tax.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  Goodwill is no longer amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests are performed annually during first quarter and have resulted in an impairment of zero since adoption of FAS 142 in 2002. Total goodwill as of the reportable date is $11.8 million or 1.41% of total assets or 18.32% of total capital.

Amortization expense of the other identifiable intangibles for the quarter was $21 thousand for 2006 and 2005.

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

NOTE 8 - REVOLVING LINE OF CREDIT

In 2002, First Citizens Bancshares obtained a two-year line of credit with First Tennessee Bank in the amount of $13 million.  Since its original maturity in 2004, the line has been renewed annually.  As of the reportable date, the drawn amount was $2.3 million.  Interest on the outstanding balance is payable quarterly and is based on 100 basis points below the base prime rate of First Tennessee Bank.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. ("Company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("Bank"), First Citizens Capital Assets, Inc., First Citizens (TN) Statutory Trust II and First Citizens (TN) Statutory Trust III.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The Bank operates two wholly owned subsidiaries: First Citizens Financial Plus, Inc. and First Citizens Investments, Inc. The Bank also owns 50% of White and Associates/First Citizens Insurance LLC and First Citizens/White and Associates Insurance Company, Inc.  First Citizens Investments, Inc. owns First Citizens Holdings, Inc.  First Citizens Holdings, Inc. owns First Citizens Properties, Inc.  These subsidiary activities consist of: brokerage, investments, insurance related products, credit insurance and investments in real estate mortgage participation interests.

BRANCH OPERATIONS

In second quarter 2006, the East branch facility of the Union City branch will be converted from a full-service location to a drive-thru only location.  The East branch facility is located at 1509 East Reelfoot Avenue in Union City, Tennessee.

The annex building of the Main Bank is being converted into a new Information Technology and Operations Center and is expected to be completed and opened during second quarter 2006.

FORWARD-LOOKING STATEMENTS

Quarterly reports on Form 10-Q (and 10-Q/A), including all documents incorporated by reference, may contain forward-looking statements.  Additional written or oral forward-looking statements may be made from time to time in other filings with the Securities Exchange Commission.  The discussion of changes in operations may contain words that indicate the company's future plans, goals, and estimates of assets, liabilities or income.  Forward-looking statements will express the company's position as of the date the statement is made.  These statements are primarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control.  When used in this discussion, the words, "anticipate," "project," "expect," "believe," "should," "intend," "is likely," and other expressions are intended to identify forward-looking statements.  The statements are within the meaning and intent of section 27A of the Securities Exchange Act of 1934.  Such statements may include, but are not limited to, projections of income or loss, expenses, acquisitions, plans for the future, and others.

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

RESULTS OF OPERATIONS

In first quarter 2006, Bancshares continues the trend of strong and stable financial performance and asset growth.  Such success is reflected in key performance ratios for the past five years are as follows:

	AS OF MARCH 31,
	2006	2005	2004	2003	2002
Percentage of Net Income to:
Average Total Assets	1.06%	1.08%	1.09%	1.15%	1.28%
Average Shareholders' Equity	13.55%	13.43%	13.51%	14.54%	14.08%
Percentage of Dividends Declared Per Common Share to Net Income	48.59%	49.12%	52.00%	49.94%	54.04%
*Percentage of Average Shareholders' Equity to Average Total Assets	8.63%	8.86%	8.03%	8.77%	9.34%

* Represents primary capital including the allowance for loan losses.

Earnings per share increased $0.03 or 5.26% when comparing the first quarters of 2006 and 2005.  Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased $515 thousand or 8.09%, when comparing first quarter of 2006 to first quarter 2005.  The net yield on average earning assets for the first quarters of 2006 and 2005 is flat.  The flat net interest margin is a result of the current rate environment, the bank's slightly asset sensitive interest rate risk position and higher growth rate in deposits over loans when comparing first quarters 2006 and 2005.

Beginning in late June 2004, the Federal Open Market Committee (FOMC) began removing accommodative monetary conditions through consistent 25 basis point increases in federal funds rates.  From June 2004 to March 2005, federal funds rates increased fifteen straight times from 1.00% to 4.75%.  In response to these increases, the behavior of the yield curve negatively impacted net interest margins.  During this rising rate environment, markets demanded higher rates for deposits and short-term funding compared to lagging increases in loan and investment yields.  From first quarter 2005 to first quarter 2006, cost of total interest bearing liabilities increased 80 basis points while the yield on interest-earning assets increased 69 basis points.  Although the yield curve remains relatively flat as of first quarter end 2006, the yields on the 2-year and 10-year treasury notes increased approximately 50 basis points from year end 2005.  The impact of the increase in 10-year yields is positively impacting the Bank's taxable investment yields, which are up about 65 basis points compared to first quarter 2005.

The current rising rate environment coupled with competition slowed annual loan growth in 2005 to approximately three percent compared to loan growth rates of eight to ten percent enjoyed in years 2003 and 2004.  Loans grew by $7 million or approximately 1.2% (annualized 5%) during first quarter 2006, which is improved from the 2005 loan growth rate but is somewhat below the anticipated growth range of 6% to 8%.  Loan growth is expected to increase primarily in second and third quarters due to funding of construction and agriculture loans.

Total deposits increased by $23 million or 3.63% (annualized 14.5%) during first quarter 2006.  Approximately 60 percent or $14 million of this growth was in time deposits and is attributable to successful strategies to attract depositors in the new Collierville market.  Seasonality of municipal deposits also contributed to the overall increase.  Average interest-bearing deposits in first quarter 2006 compared to the period in 2005 reflect an increase of approximately $45 million or 8 percent.

Per the Uniform Bank Performance Report, net interest income as a percent of average total assets was 3.61% compared to peer at 3.96% for the year ended December 31, 2005.  Review of individual components of net interest income reveal that the Bank's investment portfolio has higher yields than peer and their cost of deposits are less than peer while peer banks have higher loan yields and lower costs on other borrowed money.  Yield on total loans was 6.83% compared to peer at 6.92% at year-end 2005.  Investment yields are above peer at 4.64% compared to peer at 4.21%.  Cost of deposits was 2.17% compared to peer at 2.26% and cost of other borrowed money was 4.99% compared to 3.41%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.  The gap between the Bank's cost of borrowings compared to peer has narrowed each quarter in 2005 as the cost of borrowings at peer banks increased while the Bank's other borrowings cost remained flat.

Another major factor impacting peer comparisons of net interest margins is the dilution caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total approximately $45 million or 5% of total assets as of March 31, 2006.  The statement of cash flows reflects fixed assets purchases of $1.5 million during first quarter 2006.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $175,000 for first quarter 2006.

The loan loss provision for first quarter 2006 decreased $18 thousand or 7% compared to first quarter 2005.  First quarter net charge-offs for 2006 and 2005 were $36 thousand and $87 thousand, respectively.  Reserve for losses on loans as a percent of total loans was 1.27% at March 2006 and 1.20% at March 2005.  The reserve as a percent of total loans increased 0.02% from 1.25% at year-end 2005.  See also Loan section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.38% compared to peer of 0.88% as of year-end 2005.  Non-interest income was flat when comparing the first quarters 2006 and 2005.  In first quarter of 2006, fee income (non-interest income) contributed 17.39% to total revenue compared to 20.24% for the same period last year.  Brokerage fees and service charges on deposits combined are approximately $100,000 more than prior year.  Also, losses of approximately $30, which occurred in first quarter 2005, were not duplicated in first quarter 2006.  These positive variances are almost completely offset by negative variance in other income related to the litigation settlement that occurred in first quarter 2005 at the 50% owned full service insurance subsidiary.  In 2004, First Citizens/White and Associates Insurance Company, LLC brought suit to protect certain rights and earnings in 2004 were down due to related legal fees incurred.  Settlement of the subsidiary's litigation occurred early in 2005 in favor of the subsidiary.  First Citizens' portion of the gain of approximately $150,000 was recorded in first quarter of 2005.  Excluding settlement of the litigation, income received from White and Associates/First Citizens insurance subsidiary for first quarter 2006 increased $25,000 from first quarter 2005.  The following table compares non-interest income for first quarter of 2006, 2005 and 2004:

	QUARTER ENDING MARCH 31,
		% of		% of
	2006	Change	2005	Change	2004
Income from fiduciary activities	$ 185	1.09%	$ 183	-3.17%	$ 189
Service charges on deposit accounts	1,400	4.17%	1,344	9.98%	1,222
Brokerage fees	413	11.32%	371	20.45%	308
Earnings on bank owned life insurance	175	8.70%	161	-1.23%	163
Other income	425	-21.30%	540	-4.42%	565
Total non-interest income	$ 2,598	-0.04%	$ 2,599	6.21%	$ 2,447

Non-interest expenses represent the operating expenses of First Citizens. Non-interest expense increased $454 thousand, or 7.54%, over first quarter of 2005.  Salary and benefits increased approximately $268 thousand or 7.51%.  Average full-time equivalent employees are 266.89 for three months ended March 31, 2006 compared to 257.42 and 250.72 for three months ended March 31, 2005 and 2004, respectively.  Bancshares' growth strategies over the last few years also impact certain other sectors of the non-interest expense areas such as net occupancy and depreciation, which increased approximately 10% over prior year's first quarter.  The efficiency ratio as of March 31, 2006, 2005 and 2004 was 66.67%, 65.53%, and 63.23%, respectively.  Impaired Goodwill expense is $0 for the current and prior reportable periods.  The core deposit intangible expense for the current reportable quarter was flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $161 thousand or 2.5% of other non-interest expense in first quarter 2006 compared to $117 thousand or 1.94% of total non-interest expense in 2005.  The majority of this increase is due to increased advertising and promotional efforts in the Collierville market.  All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for first quarter of 2006, 2005 and 2004:

	QUARTER ENDING MARCH 31,
		% of		% of
	2006	Change	2005	Change	2004
Salaries and employee benefits	$ 3,836	7.51%	$ 3,568	7.96%	$ 3,305
Net occupancy expense	445	9.88%	405	2.53%	395
Depreciation	482	8.80%	443	18.45%	374
Data processing expense	183	10.24%	166	0.61%	165
Legal and professional fees	27	-34.15%	41	64.00%	25
Stationary and office supplies	61	-11.59%	69	-12.66%	79
Amortization of intangibles	21	0.00%	21	-4.55%	22
Advertising and promotions	161	37.61%	117	1.74%	115
Other expenses	1,261	5.70%	1,193	5.11%	1,135
Total non-interest expense	$ 6,477	7.54%	$ 6,023	7.27%	$ 5,615

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING MARCH 31,
	2006			2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2) (3)	$ 547,727	$ 10,187	7.44%	$ 528,272	$ 8,713	6.60%	$ 491,475	$ 8,063	6.56%
Investment Securities:
Taxable	128,906	1,306	4.05%	111,103	944	3.40%	118,132	940	3.18%
Tax Exempt (4)	41,503	653	6.29%	40,419	627	6.21%	37,753	490	5.19%
Interest Earning Deposits	726	7	3.86%	684	4	2.34%	609	1	0.66%
Federal Funds Sold	32,165	311	3.87%	17,293	89	2.06%	6,098	25	1.64%
Total Interest Earning Assets	$ 751,027	$ 12,464	6.64%	$ 697,771	$ 10,377	5.95%	$ 654,067	$ 9,519	5.82%
NON-INTEREST EARNING ASSETS:
Cash and Due From Banks	$ 15,670			$ 18,954			$ 15,825
Bank Premises and Equipment	28,361			25,065			21,909
Other Assets	37,774			35,932			37,043
TOTAL ASSETS	$ 832,832			$ 777,722			$ 728,844
	======			======			=====
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Interest bearing deposits	$ 564,796	$ 4,125	2.92%	$ 520,189	$ 2,694	2.07%	$ 490,919	$ 2,069	1.69%
Federal Funds Purchased and Other Interest Bearing Liabilities	113,645	1,342	4.72%	121,901	1,186	3.89%	105,801	1,082	4.09%
TOTAL INTEREST BEARING LIABILITIES	678,441	5,467	3.22%	642,090	3,880	2.42%	596,720	3,151	2.11%
NON-INTEREST BEARING LIABILITIES:
Demand Deposits	85,642			68,725			68,808
Other Liabilities	3,833			4,391			4,760
TOTAL LIABILITIES	767,916			715,206			670,288

SHAREHOLDERS' EQUITY	64,916			62,516			58,556

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 832,832			$ 777,722			$ 728,844
	======			======			======
NET INTEREST INCOME		$ 6,997			$ 6,497			$ 6,368
		======			======			======
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)			3.73%			3.72%			3.89%

(1) Loan totals are shown net of interest collected, not earned and Loan Loss Reserve.

(2) Non-accrual loans are included in average total loans.

(3) Loan Fees are included in interest income and the computations of the yield on loans.

(4) Interest and rates on securities which are non-taxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

LOANS

The following table sets forth loan totals net of unearned income by category for the past five years:

AS OF MARCH 31,
	2006	2005	2004	2003	2002
Real Estate:
Construction	$ 83,423	$ 104,460	$ 78,373	$ 68,872	$ 36,167
Mortgage*	350,230	320,675	314,409	284,051	229,665
Commercial, financial and agricultural	79,156	62,754	73,118	73,079	59,468
Consumer installment	37,592	37,643	37,754	38,847	39,440
Other	6,546	4,297	3,432	3,644	1,452
Total loans	$ 556,947	$ 529,829	$ 507,086	$ 468,493	$ 366,192
	=======	=======	=======	=======	=======

*Mortgage loans include loans held for sale in the secondary mortgage market.  Balances are $2.9 million, $2.5 million, $3.1 million, $3.8 million, and $1.3 million for 2006, 2005, 2004, 2003 and 2002, respectively.

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

AS OF MARCH 31,
	2006	2005	2004	2003	2002
Non-performing loans:
Non-accrual	$ 1,386	$ 1,310	$ 1,015	$ 2,065	$ 407
90 day past due accruing interest	2,213	907	238	1,512	2,070
Total loans	$ 3,599	$ 2,217	$ 1,253	$ 3,577	$ 2,477
	=======	=======	=======	=======	=======

One of Bancshares' primary objectives is to seek quality-lending opportunities in West Tennessee. The majority of First Citizens' borrowers lives and conducts business in West Tennessee.  Total loans increased approximately 1.2% during first quarter of 2006.  Volume is expected to grow during second quarter and third quarters 2006 due to advances on agricultural production lines and construction loans.  Real estate loans grew 2.0% or $8.5 million when comparing March 2006 to March 2005 and the growth is primarily due to the Southwest market consisting of Shelby, Tipton and Fayette Counties, Tennessee.  The unemployment rate for Tennessee is 5.4% as of March 2006 compared to 5.9% as of March 2005 and 5.4% as of December 2005.  Cash flows reflect moderate loan growth at $6.9 million versus $1.5 million in first quarter 2005.  The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at March 31, 2006 was $10.8 million.  Non-performing loans at quarter end were 0.65% of total loans. Weighted average loan yields increased 84 basis points from first quarter 2005 to first quarter 2006.   Loan rates have increased in the rising rate environment over the last 24 months but the cost of deposits and other short-term funding has also increased resulting in a steady but flat net interest margin.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise approximately $55 million of total loans as of March 31, 2006 and $47 million as of March 31, 2005.  Recoveries, net of charge-offs in this category were $10 thousand for first quarter of 2006.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.27% for the current quarter and 1.25% at year-end 2005.  A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($124,000) (2) recovery of loans previously charged off $88,000 and (3) additions to reserve $233,000.  The provision for loan losses decreased $18,000 when compared to the same time period in 2005.

The ratio of net charged off loans to average net loans outstanding was 0.01% during first quarters 2005 and 2006.  Non-performing loans as of current quarter end have increased approximately $1.3 million from March 2005.  Despite an increase from prior year and slightly above the non-performing averages over the last few years, non-performing loans remain in the range of less than 1% of total loans maintained the last five years and are expected to continue at a very manageable level.  Although historical experience suggests that an increase in non-performing assets and charge-offs would be likely given that interest rates have increased continuously over the last two years and given the current increases in fuel and energy costs, First Citizens does not expect a material negative trend in non-performing assets especially given that non-performing assets and charge-offs have been extremely low the last three years coupled with the current level of reserve at 1.27% of loans as of current quarter end. First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 85% of the funding as of the current quarter end and 83% for the same period last year.  Borrowed funds from the FHLB amounted to 8.3% of total funding as of March 31, 2006 and 9.9% of total funding as of March 31, 2005.  The FHLB line of credit was $100 million with $11 million available at current quarter end.  The Company has $23 million in deposit funds from the State of Tennessee. First Citizens National Bank has approximately $30 million of brokered certificate of deposits comprising 4.6% of total deposits.

The bank's current liquidity position has improved since year-end 2005 due to increase of deposits totaling approximately $23 million.  Increases in assets resulting from deposit growth consist of $8 million increase in federal funds sold, $5 million additional investment in available-for-sale securities, $7 million net increase in loans and $1.5 million investment in premises and equipment.  Long-term debt has also been reduced by $1.4 million and consists primarily of a call on $1 million FHLB advance and $300,000 reduction in Bancshares' line of credit at First Tennessee Bank.

The bank's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others.  First Citizens National Bank has available lines of credit for federal fund purchases totaling $52.5 million with four correspondent banks as well as additional borrowing capacity of approximately $11 million with FHLB.  Bancshares has a ($13 million) line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Peer data per the December 31, 2005 Uniform Bank Performance Report indicates that our yields on investments exceed peer at 4.64% compared to 4.21% peer.  Quarterly average rates for taxable and tax-exempt securities for the current quarter end have increased 65 and 9 basis points, respectively, over prior year's first quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of the total portfolio.  Bancshares' goal is to steadily improve the investment portfolio without taking on material risk.

Pledged investments reflect a market value of approximately $120 million as of the current reportable period.

The book value of listed investment securities as of dates indicated are summarized as follows:

	AS OF MARCH 31,
	2006	2005	2004	2003	2002
U.S. Treasury & Government Agencies	$ 117,202	$ 95,449	$ 111,510	$ 105,561	$ 77,409
State & Political Subdivisions	41,581	40,949	36,098	35,452	18,863
All Others*	13,505	13,333	7,988	7,893	9,274
TOTALS	$ 172,288	$ 149,731	$ 155,596	$ 148,906	$ 105,546
	=======	=======	======	======	=======

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of March 31, 2006 are as follows:

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$ 0	$ 0	$ 2,696	$ 2,669
U.S. Government agency & Corporation Obligations	0	0	117,543	114,533

Securities Issued by States & Political Subdivision
in the U.S.:
Taxable Securities	0	0	0	0
Tax-Exempt Securities	785	804	39,490	40,796
U.S. Securities:
Debt Securities	0	0	6,331	6,519
Equity Securities*	0	0	7,146	6,986
Foreign Securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$ 785	$ 804	$ 173,206	$ 171,503
	=====	=====	=======	=======

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Accumulated other comprehensive income reflects unrealized gain (loss) on securities, net of tax.  During first quarter 2006, gross unrealized gain (loss) on securities decreased approximately $430 thousand due to the current rising interest rate environment and flattened yield curve and its impact on 10-year Treasury rate.  Market value of the investment portfolio is heavily influenced by 10-year Treasury benchmark due to the volumes of U. S. Government Treasury and Agency securities (including mortgage-related investments) that comprise the portfolio.  The 10-year Treasury rate was in the range of 4.8% to 4.9% as of March 31, 2006 compared to 4.5 - 4.6% in March 2005.  Accumulated other comprehensive income for the current quarter, net of tax, was a loss of approximately $1 million.  The decrease in market value of the portfolio is due entirely to the current interest rate environment and does not relate to quality of the issuer or the issuer's ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

CAPITAL RESOURCES

Management of the equity section in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on March 31, 2006 was $64.5 million, up 1.42% from $63.6 million on December 31, 2005.  The increase in capital was from undistributed income from the Bank and its subsidiaries.  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of March 31, 2006 was 12.35%, significantly in excess of the 8% mandated by Regulatory Authorities. Capital as a percentage of total assets for the quarter ending March 31, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF MARCH 31,
2006	2005	2004	2003	2002
7.70%	7.86%	8.06%	7.98%	9.30%

The dividend payout ratio was 48.6% for the current period versus 49.12% and 51.95% for first quarter 2005 and 2004, respectively. We anticipate the dividend payout ratio to end the year in the range of 48-50%.  Dividends per share were increased from $0.28 per quarter in 2004 and 2005 to $0.29 for first quarter 2006.  Bancshares has re-purchased approximately 500 shares of its own stock in the open market since December 31, 2005.  Stock repurchase average price for first quarter 2006 was $33.00 per share.  Bancshares has no formal plans or programs in place to repurchase common stock as it pursues its current strategy to reduce outstanding debt on the revolving line of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

During first quarter 2006, the Financial Accounting Standards Board (FASB) issued the following Statements of Financial Accounting Standards (SFAS):

  SFAS No. 155 Accounting for Certain Hybrid Financial Instruments-an amendment of SFAS No. 133 and 140
  SFAS No. 156 Accounting for Servicing of Financial Assets-an amendment of SFAS No. 140

Both statements become effective at the beginning of the first fiscal year that begins after September 15, 2006.  These two statements will not materially affect the consolidated financial statements of Bancshares or its subsidiaries.

INTEREST RATE RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Asset/Liability Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.

First Citizens swapped a $1,500,000 fixed investment cash flow for a variable cash flow stream tied to 90 day LIBOR rate June 2000.  The new variable investment cash flow is matched with a variable borrowing, resulting in an ongoing positive spread of 250 basis points with no interest rate risk.  The transaction was implemented to increase earnings and reduce interest rate risk.  The cash flow hedge has produced a positive income, but because the bank swapped a fixed cash flow for a variable cash flow and rates have declined the value of the derivative has decreased since inception through 2004.  The value of the derivative has improved in the rising rate environment over the last two years.  See also Footnote 5 Derivative Transactions.  The volume and risk associated with this derivative is well within the Funds Management Policy of the bank. There have been no material changes since year-end 2001 applicable to this transaction.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2005 Form 10-K.  The trend of increasing interest rates that began in late June 2004 continues into 2006 with Federal Funds rate of 4.75% as of current quarter end compared to 1.00% as of June 30, 2004.  The effects of the rising rate environment are discussed throughout Item 2 - Management's Discussion and Analysis including the following sections:  Results of Operations, Loans, Liquidity, and Interest Rate Risk.  The analysis included in the December 31, 2005 Form 10-K included scenarios for a rising rate environment.  Actual results for the year ended December 31, 2006 will differ from simulations due to timing, magnitude, and frequency of interest rate changes, market conditions and management strategies.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of March 31, 2006 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of March 31, 2006.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting during the quarter ended March 31, 2006 or subsequently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 1A. Risk Factors

            There is no material change in risk factors from year-end 2005 to first quarter end 2006. See December 31, 2005 Annual Report Form 10-K for in depth discussion on risk factors.

Item 2. Changes in Securities

            None.

Item 3. Defaults upon Senior Securities

            None.

Item 4. Submission of Matters To a Vote of Security Holders

            None.

Item 5. Other Information

             None.

Item 6. Exhibits

Exhibits 31(a) and 31(b) Certifications Pursuant to 18 U.S.C. 1350, Section 302

Exhibits 32(a) and 32(b) Certifications Pursuant to 18 U.S.C. 1350, Section 906

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: May 9, 2006                                        /s/  KATIE WINCHESTER
                                                                        Chief Executive Officer & Chairman
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)

Date: May 9, 2006                                           /s/   LAURA BETH BUTLER
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