Form 10-Q
period 2006-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2006-08-08
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED JUNE 30, 2006

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
________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ].

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]                                 Accelerated filer [X]                            Non-accelerated filer [   ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Of the registrant's only class of common stock (no par value) there were 3,633,445 shares outstanding as of June 30, 2006.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(Stated in Thousands)

	AS OF	AS OF
	June 30, 2006	December 31, 2005
ASSETS

Cash and due from banks	$18,553	$15,808
Federal funds sold	1,564	24,878
Cash and cash equivalents	20,117	40,686
Investment securities
Trading investments-stated at market	-	-
Held to maturity-amortized cost-fair
value of $293 at June 30, 2006
and $296 at December 31, 2005	290	290
Available for sale-stated at market	168,629	160,878
Loans (excluding unearned income of $446 at June 30, 2006
and $462 at December 31, 2005)	574,265	547,217
Less: allowance for loan losses	6,869	6,830
Net loans	567,396	540,387
Loans held for sale	3,271	3,043
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,378	5,258
Premises and equipment	28,750	27,642
Accrued interest receivable	6,405	5,478
Goodwill	11,825	11,825
Other intangible assets	500	542
Other real estate	139	129
Bank owned life insurance policies	16,283	16,013
Other assets	4,937	3,578
TOTAL ASSETS	$833,920	$815,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$92,232	$83,970
Time	366,947	348,520
Savings	194,896	203,019
Total deposits	654,075	635,509

Securities sold under agreements to repurchase	31,189	34,753
Federal funds purchased and other short-term borrowings	6,800	1,000
Long-term debt	73,381	78,128
Other liabilities	3,984	2,713
Total liabilities	769,429	752,103
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at June 30, 2006 and 3,717,593
issued and outstanding at December 31, 2005	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	49,897	47,591
Accumulated other comprehensive income	(2,310)	(900)
Total common stock and retained earnings	66,636	65,740
Less-84,148 treasury shares, at cost at
June 30, 2006 and 82,585 shares at cost at
December 31, 2005	2,145	2,094
Total shareholders' equity	64,491	63,646

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$833,920	$815,749

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$10,905	$9,270	$21,092	$17,983
Interest on investment securities:
Taxable	1,379	1,038	2,685	1,982
Tax-exempt	479	410	910	824
Dividends	106	86	208	164
Other interest income
Fed funds sold	161	88	472	177
Interest-bearing deposits in banks	11	2	18	6
Total interest income	13,041	10,894	25,385	21,136

Interest expense:
Interest expense on deposits	4,517	3,047	8,642	5,741
Other interest expense	1,353	1,229	2,695	2,415
Total interest expense	5,870	4,276	11,337	8,156

Net interest income	7,171	6,618	14,048	12,980

Provision for loan losses	225	259	458	510

Net interest income after provision	6,946	6,359	13,590	12,470

Other non-interest income:
Income from fiduciary activities	179	180	364	363
Service charges on deposit accounts	1,532	1,496	2,932	2,840
Brokerage fees	315	307	728	678
Earnings on bank owned life insurance	151	427	326	588
Gain (loss) on sale of securities	-	9	-	(18)
Other non-interest income	395	388	820	955
Total other non-interest income	2,725	2,807	5,323	5,406

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Other non-interest expense:
Salaries and employee benefits	$3,854	$3,610	$7,690	$7,178
Net occupancy expense	415	435	860	840
Depreciation expense	495	463	977	906
Data processing expense	178	152	361	318
Legal and professional fees	27	56	54	97
Stationary and office supplies	76	72	137	141
Amortization of intangibles	21	21	42	42
Advertising and promotions	182	134	343	251
Other non-interest expense	1,305	1,186	2,566	2,379
Total other non-interest expense	6,553	6,129	13,183	12,152

Net income before income taxes	2,965	3,037	5,730	5,724

Income taxes	720	731	1,316	1,348

Net Income	$2,245	$2,306	$4,414	$4,376

Earning per share	$0.61	$0.63	$1.21	$1.20

Weighted average number
of shares outstanding	3,633,685	3,652,790	3,634,150	3,643,065

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Stated in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance at beginning of period	$64,548	$61,001	$63,646	$61,208
Net income	2,245	2,306	4,414	4,376
Other comprehensive income due to:
Changes in available-for-sale investments	(1,233)	807	(1,471)	(254)
Changes in cash flow hedge derivative	18	(41)	61	9
Comprehensive income	1,030	3,072	3,004	4,131

Cash dividends declared	(1,054)	(1,019)	(2,108)	(2,039)
Common stock repurchased, net	(33)	(117)	(51)	(363)

Balance at end of period	$64,491	$62,937	$64,491	$62,937

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Stated In Thousands)

	Six Months Ended June 30,
	2006	2005

Net cash provided by operating activities	$4,689	$5,321

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	495
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	11,152	23,607
Proceeds of sales of available-for-sale securities	-	10,343
Purchase of available-for-sale securities	(20,912)	(43,115)
Increase in loans-net	(27,309)	(13,316)
Purchases of premises and equipment	(2,085)	(2,743)
Net cash (used) by investing activities	(39,154)	(24,729)

Financing activities:
Net increase (decrease) in demand and savings
accounts	139	3,454
Increase (decrease) in time deposits	18,427	7,336
(Decrease) in long-term debt	(4,747)	(485)
Treasury stock purchases, net	(51)	(363)
Cash dividends paid	(2,108)	(2,039)
Net increase in short-term borrowings	2,236	2,332
Net cash provided by financing activities	13,896	10,235

Increase (decrease) in cash and cash equivalents	(20,569)	(9,173)

Cash and cash equivalents at beginning of period	40,686	33,386

Cash and cash equivalents at end of period	$20,117	$24,213

Supplemental cash flow disclosures:
Interest payments, net	$11,003	$7,930
Income taxes paid, net	$1,436	$1,198

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
(Stated in Thousands, except per share data)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2006, the consolidated statements of income for the three month and six month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Approximate investment in impaired loans as of current quarter end is as follows:

Balance
Impaired loans with specific reserve allocations	$ 4,239,000
Impaired loans without specific reserve allocations	630,000
$ 4,869,000
=======
Specific reserve for impaired loan losses	$ 1,086,000

Interest income recognized on impaired loans has been applied on a cash basis.  Interest income recognized on impaired loans year-to-date as of June 30, 2006 is approximately $65,000 and was recognized under the accrual method.  Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations.  Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased.  The value of the derivative has improved as rates have increased over the last year, but remains in a negative position as of current quarter end.  Value of the derivative increased $18 thousand, net of tax, for the current reportable period.  Accumulated other comprehensive income reflects a negative value of $78 thousand, gross and $48 thousand, net of tax.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  Goodwill is no longer amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests are performed annually during first quarter and have resulted in an impairment of zero since adoption of FAS 142 in 2002. Total goodwill as of the reportable date is $11.8 million or 1.42% of total assets or 18.34% of total capital.

Amortization expense of the other identifiable intangibles for the quarter was $21 thousand in 2006 and in 2005.

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

NOTE 8 - REVOLVING LINE OF CREDIT

In 2002, First Citizens Bancshares obtained a two-year line of credit with First Tennessee Bank in the amount of $13 million.  Since its original maturity in 2004, the line has been renewed annually.  As of the reportable date, the drawn amount was $2.1 million.  Interest on the outstanding balance is payable quarterly and is based on 100 basis points below the base prime rate of First Tennessee Bank.

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

BRANCH OPERATIONS

In second quarter 2006, the East branch facility of the Union City branch was converted from a full-service location to a drive-thru only location.  The East branch facility is located at 1509 East Reelfoot Avenue in Union City, Tennessee.

Renovations to convert the annex building of the Main Bank into a new Information Technology and Operations Center was completed and placed into service in second quarter 2006.

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

RESULTS OF OPERATIONS

In second quarter 2006, Bancshares continues the trend of strong and stable financial performance and asset growth.  Such success is reflected in key performance ratios for the past five years are as follows:

AS OF JUNE 30,
	2006	2005	2004	2003	2002
Percentage of Net Income to:
Average Total Assets	1.07%	1.13%	1.09%	0.92%	1.20%
Average Shareholders'
Equity	13.71%	14.18%	13.54%	11.80%	13.81%
Percentage of Dividends
Declared Per Common
Share to Net Income	47.93%	46.67%	51.38%	60.06%	54.73%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	8.63%	8.81%	8.93%	8.70%	9.53%

*Represents primary capital including the allowance for loan losses.

Asset growth, the current rate environment and non-recurring income received in 2005 are contributors to the slight decrease in quarter-to-date earnings per share, return on assets and return on equity from June 2005 to June 2006 as reflected in the table above.  Earnings per share decreased $0.02 or 3.1% when comparing second quarters of 2006 and 2005, but increased $0.01 per share year-to-date.  Excluding non-recurring income included in other non-interest in 2005 (see Non-Interest Income discussion below), core net income per share for 2005 would have been approximately $1.10 for the six months ended June 30, 2005 and approximately $0.56 for the quarter ended June 30, 2005.  Thus, core net income has increased approximately $0.11 per share year-to-date and $0.05 per share for the quarter ended June 30, 2006.

PEER COMPARISONS

The Uniform Bank Performance Report is produced quarterly by the Federal Financial Institutions Examination Council.  This management tool compares our bank to a comparable group of peer banks across the United States.  Per the most recent Uniform Bank Performance Report, net interest income as a percent of average total assets was 3.50% compared to peer at 3.94% for the quarter ended March 31, 2006.  Review of individual components of net interest income reveal that the Bank's investment portfolio has higher yields than peer and their cost of deposits are less than peer while peer banks have higher loan yields and lower costs on other borrowed money.  Yield on total loans was 7.34% compared to peer at 7.39% at first quarter-end 2006.  Investment yields (on tax-equivalent basis) are above peer at 4.92% compared to peer at 4.47%.  Cost of deposits was 2.59% compared to peer at 2.83% and cost of other borrowed money was 5.20% compared to 4.35%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.  The gap between the Bank's cost of borrowings compared to peer has narrowed in 2005 and 2006 as the cost of borrowings at peer banks increased while the Bank's other borrowings cost remained flat.  See also Net Interest Income section below.

Another major factor impacting peer comparisons of net interest margins is the dilution caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total approximately $45 million or 5% of total assets as of June 30, 2006.  The statement of cash flows reflects fixed assets purchases of $2 million during first half of 2006.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $326,000 for first half of 2006.

BOLI income, trust income, brokerage fees and income from the insurance subsidiary contribute to the favorable variance to peer on non-interest income.  Non-interest income to average assets continues to outpace peer at 1.25% compared to peer of 0.83% as of March 2006.  These additional sources of income also contribute to higher other expenses.  Thus, other expenses continue an unfavorable trend at 3.09% of average assets compared to peer at 2.84% as of March 2006.  Additional discussion of non-interest income and expense is included below.

NET INTEREST INCOME

Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased $1.1 million or 8.23%, when comparing first two quarters of 2006 to first quarter two quarters of 2005.  The net yield on average earning assets for the second quarter 2006 increased approximately 12 basis points over second quarter 2005.  This increase in net interest margin is a result of the current rate environment and the growth in earning assets.  The 20% increase in year-to-date interest income is driven by higher yields on loans and investments and approximately 7.5% growth in average earning assets.  Loan growth has been moderate at approximately 5% over June 2005.  As loan growth has been moderate and outpaced by deposits, investments have grown approximately 8.7% since June 2005.  See loan and investment sections below for additional information.

The increased interest income is diluted by increases in interest expense.  Interest expense year-to-date escalated 39% over prior year due to higher cost of funds and 5.6% growth in interest bearing liabilities.  Growth in average interest-bearing deposits was 7.8% compared to growth in average loans of 4.9% from June 2005 to June 2006.

Over the past two years, First Citizens' interest rate risk position has been slightly asset sensitive but almost neutral.  This almost neutral position is evidenced (in the graph below) by flat net interest margins amongst steady increases in federal funds rates from 1.00% to 5.25% from June 2004 to June 2006.  Although the fed funds rate has increased 425 basis points over the two year period, net interest margins have been contained within a small range of only about 25 basis points.  During the prior two year period, peer banks which were positioned more asset sensitive than First Citizens have experienced larger increases in net interest margin.  The largest contributor to flat net interest margins compared to peer are Federal Home Loan Bank advances which were obtained in 2001 at a five-year fixed rate and ten-year maturity.  The rate environment from 2001 to 2004 decreased significantly and these advances could not be refinanced without substantial pre-payment penalties.  Thus as a result, the cost of borrowings for First Citizens has been above peer over the past few years.  As the initial fixed term of these advances has passed, some of these advances have been called in 2006.  At the time the call option is exercised by Federal Home Loan Bank, First Citizens has the option to re-pay the advance or to have the advance re-price from the fixed rate to a new variable rate based on 3-month LIBOR.  Through June 30, 2006, advances totaling $4 million have been paid off.  First Citizens expects approximately half or $30 million in funding from Federal Home Loan Bank to re-price during 2006.  Going forward, First Citizens expects to be more comparable to peer in cost of borrowings.  See above for detailed discussion of most recent peer comparisons.

In 2006, the bank's interest rate risk position shifted to a slightly liability sensitive position primarily due to the impact of the current rate environment on non-maturity interest bearing deposits and call features on convertible fixed rate advances from the Federal Home Loan Bank.  Although the position from slightly asset sensitive to slightly liability sensitive, exposure is still well within established policy limits.  Margins could be slightly diluted if interest rates continue to rise and could improve slightly from a decrease in rates.  First Citizens net interest margin has been very stable over the last two years as noted in the following graph:

AVERAGE BALANCES AND RATES

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING JUNE 30,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$ 564,537	$ 10,905	7.73%	$ 538,105	$ 9,270	6.89%	$ 510,973	$ 8,232	6.44%
Investment securities:
Taxable	126,538	1,485	4.69%	116,153	1,124	3.87%	114,254	1,084	3.80%
Tax exempt (4)	42,687	726	6.80%	39,889	621	6.23%	37,443	564	6.03%
Interest earning
deposits	796	11	5.53%	594	2	1.35%	658	-	0.00%
Federal funds sold	6,986	161	9.22%	9,998	88	3.52%	2,274	5	0.88%
Lease financing
Total interest earning
assets	741,544	13,288	7.17%	704,739	11,105	6.30%	665,602	9,885	5.94%

NON-INTEREST
EARNING ASSETS:

Cash and due from Banks	$17,632	$18,432	$15,774
Bank premises
and Equipment	28,809	25,331	22,081
Other assets	44,919	34,368	38,753

Total assets	$832,904	$782,870	$742,210
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$563,268	$4,517	3.21%	$522,438	$3,047	2.33%	$485,580	$2,008	1.65%
Federal funds
purchased and
other interest
bearing liabilities	109,483	1,353	4.94%	116,579	1,229	4.22%	121,960	1,135	3.72%
Total interest
bearing liabilities	672,751	5,870	3.49%	639,017	4,276	2.68%	607,540	3,143	2.07%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	90,674			77,502			69,658
Other liabilities	4,552			4,359			5,297

Total liabilities	767,977			720,878			682,495

SHAREHOLDERS' EQUITY	64,927			61,992			59,715

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$832,904			$782,870			$742,210

NET INTEREST INCOME		$7,418			$6,829			$6,742

NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			4.00%			3.88%			4.05%

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

PROVISION FOR LOAN LOSSES

The loan loss provision for second quarter 2006 decreased $34 thousand or 13% compared to second quarter 2005.  Second quarter net charge-offs for 2006 and 2005 were $383 thousand and $225 thousand, respectively.  Reserve for losses on loans as a percent of total loans was 1.20% at June 2006 and 1.26% at December 2005.  The reserve as a percent of total loans has been in the range of 1.15% to 1.30% over the last five years.  See also Loan section below.

NON-INTEREST INCOME

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income decreased approximately 8% when comparing second quarters 2006 and 2005.  In second quarter of 2006, fee income (non-interest income) contributed 16.47% of total revenue compared to 20.49% for the same period last year.  The increase in interest income in 2006 over 2005 is contributing to the decrease in non-interest income as a percent of total income.  The most significant contributor to the change in non-interest income is from bank owned life insurance.  In second quarter 2005, income totaling approximately $260 thousand was received on a death benefit from a policy inherited through a prior bank acquisition.  As the death benefit is non-recurring income, BOLI income for second quarter 2006 is about 65% less than prior year second quarter.  For the current quarter, brokerage fees, trust fees and service charges on deposits combined are approximately $43,000 more than second quarter 2005.

Year-to-date non-interest income through June 30, 2006 is approximately 4% less than year-to-date through June 30, 2005.  In addition to non-recurring income from BOLI, there was also non-recurring income from the full service insurance subsidiary.  In 2004, First Citizens/White and Associates Insurance Company, LLC brought suit to protect certain rights.  Earnings in 2004 were down due to related legal fees incurred.  Settlement of the subsidiary's litigation occurred early in 2005 in favor of the subsidiary.  First Citizens' portion of the gain of approximately $150,000 was recorded in first quarter of 2005.  Excluding settlement of the litigation, income received from White and Associates/First Citizens insurance subsidiary for first two quarters 2006 increased $11,000 from first two quarters 2005.

The following table compares non-interest income for second quarter of 2006, 2005 and 2004:

	QUARTER ENDING JUNE 30,
		% of		% of
	2006	Change	2005	Change	2004
Income from Fiduciary Activities	$179	-0.56%	$180	-10.00%	$200
Service Charges on Deposit Accounts	1,532	2.41%	1,496	6.40%	1406
Brokerage Fees	315	2.61%	307	12.45%	273
Earnings from Bank Owned Life Insurance	151	-64.64%	427	241.60%	125
Other income	395	-0.50%	397	71.86%	231
Total non-interest income	$2,572	-8.37%	$2,807	25.59%	$2,235

NON-INTEREST EXPENSE

Non-interest expenses represent the operating expenses of First Citizens. Non-interest expense increased $577 thousand, or 9.4%, over second quarter 2005.  Salary and benefits increased approximately $241 thousand or 6.76%.  Average full-time equivalent employees are 267.75 for six months ended June 30, 2006 compared to 260.95 and 253.42 for six months ended June 30, 2005 and 2004, respectively.  Bancshares' growth strategies over the last few years also impact certain other sectors of the non-interest expense areas such as net occupancy, depreciation, and data processing which increased approximately 3% over prior year's second quarter.  The efficiency ratio as of June 30, 2006, 2005 and 2004 was 66.2%, 64.6%, and 64.5%, respectively.  Impaired Goodwill expense is $0 for the current and prior reportable periods.  The core deposit intangible expense for the current reportable quarter was flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $182 thousand or 2.7% of other non-interest expense in second quarter 2006 compared to $134 thousand or 2.1% of total non-interest expense in 2005.  The majority of this increase is due to increased advertising and promotional efforts in the Collierville market.  All marketing or advertising items are expensed at the time they are incurred.  The 10% increase in other non-interest expense is a result of increased costs among various categories including telephone, fees, insurance and contributions.

The following table compares non-interest expense for second quarter of 2006, 2005 and 2004:

	QUARTER ENDING JUNE 30,
		% of		% of
	2006	Change	2005	Change	2004
Salaries and Employee benefits	$3,854	6.76%	$3,610	9.59%	$3,294
Net Occupancy Expense	415	-4.60%	435	20.17%	362
Depreciation	495	6.91%	463	16.62%	397
Data Processing Expense	178	17.11%	152	-22.45%	196
Legal and Professional Fees	27	-51.79%	56	-1.75%	57
Stationary and Office Supplies	76	5.56%	72	12.50%	64
Amortization of Intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	182	35.82%	134	3.88%	129
Other Expenses	1,305	10.03%	1,186	-1.08%	1,199
Total Non-Interest Expense	$6,553	6.92%	$6,129	7.17%	$5,719

LOANS

The following table sets forth loan totals net of unearned income by category for the past five years:

	AS OF JUNE 30,
	2006	2005	2004	2003	2002
Real estate:
Construction	$85,440	$97,346	$87,155	$67,398	$52,363
Mortgage	360,191	333,817	314,198	300,383	278,222
Commercial, financial
and agricultural	88,306	75,884	73,014	80,202	68,318
Consumer installment	38,048	38,122	38,224	38,598	42,455
Other	5,551	4,351	6,573	4,080	4,326

Total loans	$577,536	$549,520	$519,164	$490,661	$445,684

*Mortgage loans include loans held for sale in the secondary mortgage market.  Balances are $3.2 million, $2.4 million, $1.6 million, $5.5 million, and $1.3 million for 2006, 2005, 2004, 2003 and 2002, respectively.

One of Bancshares' primary objectives is to seek quality-lending opportunities in West Tennessee. The majority of First Citizens' borrowers lives and conducts business in West Tennessee.  Total loans increased approximately 5% since year-end 2005.  Volume is expected to peak during third quarter 2006 due to advances on agricultural production lines and construction loans.  Real estate loans grew 3.3% or $14.5 million when comparing June 2006 to June 2005 and the growth is primarily from the Southwest market consisting of Shelby, Tipton and Fayette Counties, Tennessee.  The unemployment rate for Tennessee is 5.6% as of June 2006 compared to 6.0% as of June 2005 and 5.4% as of December 2005.

Cash flows reflect stronger loan growth at $27 million the first six months of 2006 compared to $13 million in first six months of 2005.  The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at June 30, 2006 was $10.9 million.

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

	AS OF JUNE 30,
	2006	2005	2004	2003	2002
Non-performing loans:

Non-accrual	$2,219	$816	$1,017	$1,470	$1,497
90 days past due
accruing interest	957	703	313	1,438	521

Total	$3,176	$1,519	$1,330	$2,908	$2,018

Non-performing loans at quarter end were 0.55% of total loans.  Non-performing loans have increased approximately $1.7 million from June 2005 primarily due to a very small volume of larger balance problem credits.  These credits appear to be isolated and do not appear to be representative of the entire loan population.  Non-performing loans remain at a very manageable level and the reserve for loan losses is considered adequate as of June 30, 2006.  See also discussion below regarding the reserve for loan losses.

Weighted average loan yields increased 84 basis points from second quarter 2005 to second quarter 2006.   Loan rates have increased in the rising rate environment over the last 24 months but the cost of deposits and other short-term funding has also increased resulting in a steady but flat net interest margin.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise approximately $65 million of total loans as of June 30, 2006 and $56 million as of June 30, 2005.  Recoveries, net of charge-offs in this category were $10 thousand for first two quarters of 2006.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

The allowance for loans losses is accounted for in accordance with GAAP including SFAS 5 and SFAS 114.  An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.20% for the current quarter and 1.25% at year-end 2005.  A recap of activity posted to the Reserve account in second quarter for the past five years is as follows:

	QUARTER ENDED JUNE 30,
	2006	2005	2004	2003	2002

Average net loans
outstanding	$564,537	$538,105	$510,973	$473,427	$390,894

Balance of reserve for
loan losses at
beginning of period	$7,027	$6,403	$6,347	$5,912	$4,144

Loans charged off	(412)	(256)	(86)	(199)	(448)
Recovery of loans
previously charged-
off	29	31	40	74	107
Net loans charged-off	(383)	(225)	(46)	(125)	(341)

Addition to reserve
charged to operating
expense	225	259	250	299	393

Changes incident to
mergers	0	0	0	0	983

Balance at end of
period	$6,869	$6,437	$6,551	$6,086	$5,179

Ratio of net charge-offs
during the quarter to
average net loans
outstanding	0.07%	0.04%	0.01%	0.03%	0.09%

The ratio of net charged off loans to average net loans outstanding was 0.07% during second quarter 2006 compared to 0.01% in second quarter 2005.  Although the charge-offs have increased over prior year's second quarter, net charge offs are within range of historical losses.  Despite an increase from prior year and slightly above the non-performing averages over the last few years, non-performing loans remain in the range of less than 1% of total loans maintained the last five years and are expected to continue at a very manageable level.  Although historical experience suggests that increases in non-performing assets and charge-offs are likely given that interest rates have increased continuously over the last two years and given the current increases in fuel and energy costs, First Citizens does not expect a material negative trend in non-performing assets especially given that non-performing assets and charge-offs have been extremely low the last three years coupled with the current level of reserve at 1.20% of loans as of current quarter end. First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

Net charge offs per category are as follows for second quarter 2006, 2005 and 2004:

	QUARTER ENDED JUNE 30,
	2006	2005	2004
CHARGE-OFFS:
Domestic:
Commercial, financial
and agricultural	($218)	($28)	($34)
Real estate-construction	0	(5)	0
Real estate-mortgage	(134)	(174)	0
Consumer loans	(60)	(49)	(52)

Foreign	N/A	N/A	N/A

Total charge-offs	($412)	($256)	($86)

RECOVERIES:
Domestic:
Commercial, financial
and agricultural	7	5	37
Real estate-construction	0	0	3
Real estate-mortgage	5	3	0
Consumer loans	17	23	0
Foreign	N/A	N/A	N/A

Total recoveries	$29	$31	$40

Net charge-offs	($383)	($225)	($46)

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 85% of the funding as of the current quarter end and 83% for the same period last year.  Borrowed funds from the FHLB amounted to 7.9% of total funding as of June 30, 2006 and 9.7% of total funding as of June 30, 2005.  The FHLB line of credit was $94 million with $7.4 million available at current quarter end.  The Company has $23 million in deposit funds from the State of Tennessee.  First Citizens National Bank has approximately $27 million of brokered certificate of deposits comprising 4.1% of total deposits.

The bank's current liquidity position has improved since year-end 2005 due to increase of deposits totaling approximately $18 million.  Deposit growth and fed funds sold have been invested in a $27 million increase in loans, $8 million increase in investments and premises and equipment purchases totaling $2 million.  Long-term debt has also been reduced by $4.7 million and consists primarily of calls on $4.2 million FHLB advances and approximate $500,000 reduction in Bancshares' line of credit at First Tennessee Bank.  See also Notes 7 and 8.

The bank's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others.  First Citizens National Bank has available lines of credit for federal fund purchases totaling $52.5 million with four correspondent banks as well as additional borrowing capacity of approximately $7.4 million with FHLB.  Bancshares has a ($13 million) line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Quarterly average rates for taxable and tax-exempt securities for the current quarter end have increased 82 and 57 basis points, respectively, over prior year's second quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of the total portfolio.  Bancshares' goal is to steadily improve the investment portfolio without taking on material risk.

Pledged investments reflect a market value of approximately $124 million as of the current reportable period.

The book value of listed investment securities as of dates indicated are summarized as follows:

	AS OF JUNE 30,
	2006	2005	2004	2003	2002
U. S. Treasury & government
agencies	$118,132	$107,310	$104,638	$95,940	$93,479
State & political subdivisions	42,619	39,803	36,219	36,705	37,858
All Others*	13,575	13,376	6,609	8,962	11,388
Totals	$174,326	$160,489	$147,466	$141,607	$142,725

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of June 30, 2006 are as follows:

	Held-to Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Treasury Securities	$	$	$2,472	$2,443
U. S. Government Agency &
Corporate Obligations			119,887	115,689

Securities Issued by States &
Political Subdivision in the
U. S.:
Taxable Securities
Tax-Exempt Securities	290	293	41,762	42,329
U. S. Securities:
Debt Securities			6,335	6,548
Equity Securities*			7,217	7,027
Foreign Securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$290	$293	$177,673	$174,036

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Accumulated other comprehensive income reflects unrealized gain (loss) on securities, net of tax.  During second quarter 2006, gross unrealized gain (loss) on securities decreased approximately $2 million due to the current rising interest rate environment and flattened yield curve and its impact on 10-year Treasury rate.  Market value of the investment portfolio is heavily influenced by current rate environment especially the behavior of the 10-year Treasury benchmark due to the volumes of U. S. Government Treasury and Agency securities (including mortgage-related investments) that comprise the portfolio.  The 10-year Treasury rate was in the range of 5.1% to 5.2% as of June 30, 2006 compared to 4.3 to 4.4% in December 2005.  Accumulated other comprehensive income for the current quarter, net of tax, was a loss of approximately $2.3 million.  The decrease in market value of the portfolio is due entirely to the current interest rate environment and does not appear to relate to quality of the issuer or the issuer's ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

CAPITAL RESOURCES

Management of the equity section in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on June 30, 2006 was $64.5 million, up 1.33% from $63.6 million on December 31, 2005.  The increase in capital from undistributed income from the Bank and its subsidiaries was offset by a decrease in other comprehensive income caused by a temporary decrease in the fair market value of available-for-sale securities portfolio.  See Investment Securities section above for additional information.

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of June 30, 2006 was 11.84%, significantly in excess of the 8% mandated by Regulatory Authorities. Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF JUNE 30,
2006	2005	2004	2003	2002
7.73%	7.99%	7.84%	7.82%	7.99%

The dividend payout ratio was 47.9% for the current period versus 44.2% and 51.3% for second quarter 2005 and 2004, respectively. We anticipate the dividend payout ratio to end the year in the range of 46-50%.  Dividends per share were increased from $0.28 per quarter in 2004 and 2005 to $0.29 per quarter for first and second quarter 2006.

Bancshares has re-purchased approximately 1,600 shares of its own stock in the open market since December 31, 2005.  Stock repurchase average price for first and second quarter 2006 was $33.00 per share.  Bancshares has no formal plans or programs in place to repurchase common stock as it pursues its current strategy to reduce outstanding debt on the revolving line of credit.  Treasury purchases year-to-date through June 30, 2006 are as follows:

	Shares	Price Paid
	Purchased	Per Share
2006
January	364	$33.00
February	136	33.00
March	40	33.00
April	1,029	33.00
May	-	32.00
June	-	32.00
Total	1,569	$33.00

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no Statements of Financial Accounting Standards (SFAS) or other significant accounting pronouncements issued during second quarter 2006 that materially impacted Bancshares' consolidated financial statements presented in this report or expected to materially impact financial condition or operating results for the year ended December 31, 2006.

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

In 2006, First Citizens has become liability sensitive to interest rate risk, although exposure remains in a slight to moderate range and well within set policy limits.  See Net Interest Income section for additional discussion about interest rate risk.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2005 Form 10-K.  The trend of increasing interest rates that began in late June 2004 continues into 2006 with Federal Funds rate of 5.25% as of current quarter end compared to 1.00% as of June 30, 2004.  The effects of the rising rate environment are discussed throughout Item 2 - Management's Discussion and Analysis including the following sections:  Results of Operations, Loans, Liquidity, and Interest Rate Risk.  The analysis included in the December 31, 2005 Form 10-K included scenarios for a rising rate environment.  Actual results for the year ended December 31, 2006 will differ from simulations due to timing, magnitude, and frequency of interest rate changes, market conditions and management strategies.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of June 30, 2006 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of June 30, 2006.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting during the quarter ended June 30, 2006 or subsequently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 1A. Risk Factors

There is no material change in risk factors from year-end 2005 to second quarter end 2006. See December 31, 2005 Annual Report Form 10-K for in depth discussion of risk factors.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits 31(a)  and 31(b) - Certifications Pursuant to 18 U.S.C. 1350, Section 302

Exhibits 32(a) and  32(b) - Certifications Pursuant to 18 U.S.C. 1350, Section 906

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: August 8, 2006                                        /s/  KATIE WINCHESTER
                                                                        Chief Executive Officer & Chairman
                                                                        First Citizens National Bank
                                                                             (Principal Subsidiary)

Date: August 8, 2006                                   /s/    LAURA BETH BUTLER
                                                                              SENIOR VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)