Form 10-Q
period 2006-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2006-11-08
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED SEPTEMBER 30, 2006

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

Of the registrant's only class of common stock (no par value) there were 3,632,517 shares outstanding as of September 30, 2006.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Stated in Thousands)

	September 30, 2006	December 31, 2005
ASSETS

Cash and due from banks	$15,774	$15,808
Federal funds sold	3,534	24,878
Cash and cash equivalents	19,308	40,686
Investment securities
Trading investments-stated at market	-	-
Held to maturity-amortized cost-fair
value of $293 at September 30, 2006
and $296 at December 31, 2005	290	290
Available for sale-stated at market	171,576	160,878
Loans (excluding unearned income of $408 at September 30, 2006
and $462 at December 31, 2005)	561,136	547,217
Less: allowance for loan losses	6,986	6,830
Net loans	554,150	540,387
Loans held for sale	3,923	3,043
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,440	5,258
Premises and equipment	28,595	27,642
Accrued interest receivable	7,607	5,478
Goodwill	11,825	11,825
Other intangible assets	479	542
Other real estate	289	129
Bank owned life insurance policies	16,701	16,013
Other assets	3,994	3,578
TOTAL ASSETS	$824,177	$815,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$88,500	$83,970
Time	365,623	348,520
Savings	190,202	203,019
Total deposits	644,325	635,509

Securities sold under agreements to repurchase	32,913	34,753
Federal funds purchased and other short-term borrowings	6,875	1,000
Long-term debt	67,925	78,128
Other liabilities	4,540	2,713
Total liabilities	756,578	752,103
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at September 30, 2006 and 3,717,593
issued and outstanding at December 31, 2005	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	51,268	47,591
Accumulated other comprehensive income	(541)	(900)
Total common stock and retained earnings	69,776	65,740
Less-85,077 treasury shares, at cost at
September 30, 2006 and 82,585 shares at cost at
December 31, 2005	2,177	2,094
Total shareholders' equity	67,599	63,646

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$824,177	$815,749

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$11,431	$9,884	$32,523	$27,867
Interest on investment securities:
Taxable	1,520	1,148	4,205	3,130
Tax-exempt	429	411	1,339	1,235
Dividends	52	94	260	258
Other interest income
Fed funds sold	32	23	504	200
Interest-bearing deposits in banks	11	3	29	9
Total interest income	13,475	11,563	38,860	32,699

Interest expense:
Interest expense on deposits	4,989	2,938	13,631	8,679
Other interest expense	1,394	1,680	4,089	4,095
Total interest expense	6,383	4,618	17,720	12,774

Net interest income	7,092	6,945	21,140	19,925

Provision for loan losses	225	299	683	809

Net interest income after provision	6,867	6,646	20,457	19,116

Other non-interest income:
Income from fiduciary activities	202	236	566	599
Service charges on deposit accounts	1,580	1,578	4,512	4,418
Brokerage fees	342	303	1,070	981
Earnings on bank owned life insurance	136	141	462	729
Gain (loss) on sale of securities	-	(1)	-	(19)
Other non-interest income	350	417	1,170	1,372
Total other non-interest income	2,610	2,674	7,780	8,080

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Other non-interest expense:
Salaries and employee benefits	$3,796	$3,609	$11,486	$10,787
Net occupancy expense	400	441	1,260	1,281
Depreciation expense	533	474	1,510	1,380
Data processing expense	219	176	580	494
Legal and professional fees	42	32	96	129
Stationary and office supplies	71	77	208	218
Amortization of intangibles	21	21	63	63
Advertising and promotions	137	171	480	422
Other non-interest expense	1,262	1,254	3,828	3,633
Total other non-interest expense	6,481	6,255	19,511	18,407

Net income before income taxes	2,996	3,065	8,726	8,789

Income taxes	572	860	1,888	2,208

Net Income	$2,424	$2,205	$6,838	$6,581

Earning per share	$0.67	$0.61	$1.88	$1.81

Weighted average number
of shares outstanding	3,633,271	3,635,597	3,633,878	3,640,560

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Stated in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance at beginning of period	$64,491	$62,937	$63,646	$61,208
Net income	2,424	2,205	6,838	6,581
Other comprehensive income due to:
Changes in available-for-sale investments	1,788	(260)	317	(514)
Changes in cash flow hedge derivative	(19)	49	42	58
Comprehensive income	4,193	1,994	7,197	6,125

Cash dividends declared	(1,053)	(1,018)	(3,161)	(3,057)
Common stock repurchased, net	(32)	(106)	(83)	(469)

Balance at end of period	$67,599	$63,807	$67,599	$63,807

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(Stated In Thousands)

	Nine Months Ended September 30,
	2006	2005

Net cash provided by operating activities	$4,502	$7,522

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	495
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	17,490	29,940
Proceeds of sales of available-for-sale securities	-	10,343
Purchase of available-for-sale securities	(27,097)	(51,581)
Increase in loans-net	(13,214)	(27,329)
Purchases of premises and equipment	(2,463)	(4,056)
Net cash (used) by investing activities	(25,284)	(42,188)

Financing activities:
Net increase (decrease) in demand and savings
accounts	(8,287)	1,553
Increase (decrease) in time deposits	17,103	12,402
(Decrease) in long-term debt	(10,203)	(5,919)
Treasury stock purchases, net	(83)	(469)
Cash dividends paid	(3,161)	(3,057)
Net increase in short-term borrowings	4,035	14,700
Net cash provided by financing activities	(596)	19,210

Increase (decrease) in cash and cash equivalents	(21,378)	(15,456)

Cash and cash equivalents at beginning of period	40,686	33,386

Cash and cash equivalents at end of period	$19,308	$17,930

Supplemental cash flow disclosures:
Interest payments, net	$17,147	$12,629
Income taxes paid, net	$2,004	$2,115

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
(Stated in Thousands, except per share data)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2006, the consolidated statements of income for the three month and nine month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine-month period then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Approximate investment in impaired loans as of current quarter end is as follows:

Balance
Impaired loans with specific reserve allocations	$ 3,093,000
Impaired loans without specific reserve allocations	591,000
$ 3,684,000
=========
Specific reserve for impaired loan losses	$ 579,000

Interest income recognized on impaired loans has been applied on a cash basis.  Interest income recognized on impaired loans year-to-date as of September 30, 2006 is approximately $80,000 and was recognized under the accrual method.  Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations.  Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased.  The value of the derivative has improved as rates increased over the last year, but remains in a negative position as of current quarter end.  Value of the derivative increased $18 thousand, net of tax, for the current reportable period.  Accumulated other comprehensive income reflects a negative value of $109 thousand, gross and $67 thousand, net of tax.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  Goodwill is no longer amortized.  This statement adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests are performed annually during first quarter and have resulted in an impairment of zero since adoption of FAS 142 in 2002. Total goodwill as of the reportable date is $11.8 million or 1.43% of total assets or 17.49% of total capital.

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

NOTE 8 - REVOLVING LINE OF CREDIT

In 2002, First Citizens Bancshares obtained a two-year line of credit with First Tennessee Bank in the amount of $13 million.  Since its original maturity in 2004, the line has been renewed annually.  As of the reportable date, the drawn amount was $1.8 million.  Interest on the outstanding balance is payable quarterly and is based on 100 basis points below the base prime rate of First Tennessee Bank.

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

BRANCH OPERATIONS

There have been no significant changes to branch operations during third quarter and there are no such plans expected the near term.

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

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting of First Citizens Bancshares and its subsidiaries conform to accounting principles generally accepted in the United States and follow general practices within its industry.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The company's estimates are based on historical experience, information supplied from professionals, regulators and others believed to be reasonable under the facts and circumstances.  Accounting estimates are considered critical if (1) management is required to make assumptions or judgments about items that are highly uncertain at the time the estimate is made, and (2) different estimates reasonably could have been used during the current period or changes in such estimates are reasonably likely to occur from period to period, that could have a material impact on the presentation of Consolidated Financial Statements.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's best estimate of inherent losses in the existing loan portfolio.  Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  The company believes the loan loss reserve estimate is a critical accounting estimate because:  changes can materially affect bad debt expense on the income statement, changes in the borrower's cash flows can impact the reserve, and management must make estimates at the balance sheet date and also into the future in reference to the reserve.  While management uses best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the balance sheet at fair value.  Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to consolidated financial statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and credit worthiness of counter parties.

Fair values for the majority of First Citizens' available-for-sale investment securities are based on quoted market prices from actively traded markets.  In instances where quoted market prices are not available, fair values are based on quoted prices of similar instruments with adjustment for relevant distinctions (e.g., size of issue, interest rate, etc.).

Fair value of the only derivative held by the company is determined using a combination of quoted market rates for similar instruments and quantitative models based on market inputs including rate, price and index scenarios to generate continuous yield or pricing curves and volatility factors.  Third party vendors are used to obtain fair value of available-for-sale securities and the cash flow hedge.

GOODWILL

The Company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that would likely impair the goodwill amount.  Goodwill represents the excess of cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value, as part of the goodwill test is a critical accounting estimate because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.

RESULTS OF OPERATIONS

In third quarter 2006, Bancshares continues the trend of strong and stable financial performance.  Such success is reflected in key performance ratios for the past five years as follows:

AS OF SEPTEMBER 30,
	2006	2005	2004	2003	2002
Percentage of Net Income to:
Average Total Assets	1.10%	1.12%	1.07%	1.14%	1.29%
Average Shareholders'
Equity	14.03%	14.04%	13.53%	14.32%	16.25%
Percentage of Dividends
Declared Per Common
Share to Net Income	46.28%	46.41%	51.53%	48.21%	44.76%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	8.68%	8.81%	8.81%	7.97%	8.74%

*Represents primary capital including the allowance for loan losses.

PEER COMPARISONS

The Federal Financial Institutions Examination Council produces the Uniform Bank Performance Report quarterly.  This management tool compares our bank to a comparable group of peer banks across the United States.  Per the most recent Uniform Bank Performance Report, net interest income as a percent of average total assets was 3.99% compared to peer at 4.23% for the quarter ended June 30, 2006.  Review of individual components of net interest income reveal that the Bank has higher investment portfolio yields than peer and lower cost of deposits, while peer banks have higher loan yields and lower costs for other borrowed money.  Yield on total loans was 7.49% compared to peer at 7.55% at second quarter-end 2006.  Investment yields (on tax-equivalent basis) are above peer at 5.01% compared to peer at 4.56%.  Cost of deposits was 2.70% compared to peer at 2.98% and cost of other borrowed money was 5.28% compared to 4.48%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.  The gap between the Bank's cost of borrowings compared to peer has narrowed in 2005 and 2006 while cost of borrowings at peer banks increased but our borrowings cost remained flat.  See also Net Interest Income section below.

Another major factor impacting peer comparisons of net interest margins is the dilution caused by significant investment in fixed assets and Bank-owned life insurance (BOLI) policies, which combined total approximately $45 million or 5% of total assets as of September 30, 2006.  The statement of cash flows reflects fixed assets purchases of $2.5 million in 2006.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $462,000 year-to-date through September 30, 2006.

BOLI income, trust income, brokerage fees and income from the insurance subsidiary contribute to the favorable variance to peer on non-interest income.  Non-interest income to average assets continues to outpace peer at 1.24% compared to peer of 0.83% as of June 2006.  These additional sources of income also contribute to higher other expenses necessary to generate such incomes.  For example, additional salary expense is incurred for personnel to staff the trust and brokerage divisions.  Thus, other expenses continue an unfavorable trend at 3.11% of average assets compared to peer at 2.83% as of June 2006.  Additional discussion of non-interest income and expense is included below.

NET INTEREST INCOME

Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased $1.2 million or 2.1%, when comparing nine months ended September 30, 2006 to nine months ended September 30, 2005.  However, third quarter 2006 to third quarter 2005 reflects a modest increase of $147,000.  The net yield on average earning assets for third quarter 2006 increased approximately 82 basis points over third quarter 2005.  The 18.8% increase in year-to-date interest income is driven mostly by higher yields on loans and investments but also by approximately 3.5% growth in average earning assets.  See loan and investment sections below for additional information on interest earning assets.

Interest expense has steadily increased over the last two years due to rising rate environment and inverted yield curve.  Thus, year-to-date interest expense of $17.7 million escalated 39% over $12.8 million interest expense for nine months ended September 30, 2005.  Quarterly average interest bearing liabilities increased approximately 3% when comparing September 2006 to September 2005.  Since December 31, 2005, total deposits increased approximately $9 million or 1.39%.  Within deposit categories, there has been a shift from savings into time and demand deposits, with net growth primarily in the time deposit category.  Savings deposits decreased $12.8 million, while demand and time deposits increased $4.5 million and $17.1 million, respectively.  The shift from lower cost savings deposits into time deposits contributes to the overall increase in average deposit costs from 2.28% in September 2005 to 3.58% in September 2006.

Over the past two years, First Citizens' interest rate risk position remained slightly asset sensitive but almost neutral.  This neutral position is evidenced by flat net interest margins from June 2004 to September 2006 while federal funds rates increased from 1.00% to 5.25%.  Although the fed funds rate increased 425 basis points over the two-year period, net interest margins have been contained within a range of 25 basis points.  During third quarter 2006, federal funds rates remained at 5.25% and the trend of flat net interest margins of approximately 4% continues.

The largest contributor to flat net interest margins compared to peer are Federal Home Loan Bank advances obtained in 2001 at a five-year fixed rate and ten-year maturity.  The rate environment from 2001 to 2004 decreased significantly, and these advances could not be refinanced without substantial pre-payment penalties.  Thus as a result, the cost of borrowings for First Citizens has been above peer over the past few years.  As the initial fixed term of these advances passed, some advances were called in 2006.  At the time the call option is exercised by Federal Home Loan Bank, First Citizens has the option to re-pay the advance or to allow the advance to re-price from the fixed rate to a new variable rate based on 3-month LIBOR.  Through September 30, 2006, advances totaling $9 million have been repaid.  First Citizens expects an additional $8 million to re-price during fourth quarter 2006.  See above for detailed discussion of most recent peer comparisons.

In 2006, the bank's interest rate risk position shifted to a slightly liability sensitive position primarily due to the impact of the current rate environment on non-maturity interest bearing deposits and call features on convertible fixed rate advances from the Federal Home Loan Bank.  Although the position shifted from slightly asset sensitive to slightly liability sensitive, exposure is still well within established policy limits.  Margins could be slightly diluted if interest rates continue to rise and could improve slightly from a decrease in rates.

AVERAGE BALANCES AND RATES

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING SEPTEMBER 30,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$ 565,480	$ 11,431	8.09%	$ 548,440	$ 9,884	7.21%	$ 525,396	$ 8,379	6.38%
Investment securities:
Taxable	125,866	1,572	5.00%	122,270	1,242	4.06%	114,052	1,043	3.66%
Tax exempt (4)	43,904	650	5.92%	40,305	623	6.18%	37,829	570	6.03%
Interest earning
deposits	771	11	5.71%	785	3	1.53%	881	2	0.91%
Federal funds sold	3,057	32	4.19%	2,422	23	3.80%	1,949	10	2.05%
Lease financing
Total interest earning
assets	739,078	13,696	7.41%	714,222	11,775	6.59%	680,107	10,004	5.88%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$13,373			$16,954			$14,964
Bank Premises
and Equipment	28,715			25,933			22,204

Other Assets	46,579			36,226			33,329

Total Assets	$827,745			$793,335			$750,604

LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$557,918	$4,989	3.58%	$515,935	$2,938	2.28%	$482,827	$2,126	1.76%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	108,839	1,394	5.12%	130,235	1,680	5.16%	131,223	1,202	3.66%
Total Interest
Bearing Liabilities	666,757	6,383	3.83%	646,170	4,618	2.86%	614,050	3,328	2.17%

	QUARTER ENDING SEPTEMBER 30,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
NON-INTEREST BEARING LIABILITIES:
Demand deposits	89,694			78,496			73,665
Other liabilities	5,664			5,185			4,856
Total liabilities	764,121			729,851			692,571
SHAREHOLDERS' EQUITY	65,630			63,484			58,033
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 829,751			$ 793,335			$ 750,604
	=====			====			=====
NET INTEREST INCOME		$ 7,313			$ 7,157			$ 6,676
		====			====			====
NET YIELD ON AVERAGE EARNING ASSETS (ANNUALIZED)			3.96%			4.01%			3.93%

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

PROVISION FOR LOAN LOSSES

The loan loss provision for third quarter 2006 decreased $75 thousand or 25% compared to third quarter 2005.  Third quarter net charge-offs for 2006 and 2005 were $108 thousand and $92 thousand, respectively.  Reserve for losses on loans as a percent of total loans was 1.24% at September 2006 and 1.25% at December 2005.  The reserve as a percent of total loans has been in the range of 1.15% to 1.30% over the last five years.  See also Loan section below.

NON-INTEREST INCOME

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income decreased approximately 2.4% when comparing third quarters 2006 and 2005.  In third quarter 2006, fee income (non-interest income) contributed 16.7% of total revenue compared to 19.8% for the same period last year.  The increase in interest income in 2006 over 2005 is contributing to the decrease in non-interest income as a percent of total income.  Year-to-date non-interest income through September 30, 2006 is approximately 4% less than year-to-date through September 30, 2005.

The most significant contributor to the change in year-to-date non-interest income is from bank owned life insurance.  In second quarter 2005, income totaling approximately $260 thousand was received on a death benefit from a policy inherited through a prior bank acquisition.  As the death benefit is non-recurring income, BOLI income for year-to-date 2006 is about 36% less than year-to-date September 2005.

In addition to non-recurring income from BOLI, there was also non-recurring income from the full service insurance subsidiary.  In 2004, First Citizens/White and Associates Insurance Company, LLC brought suit to protect certain rights.  Earnings in 2004 were down due to related legal fees incurred.  Settlement of the subsidiary's litigation occurred early in 2005 in favor of the subsidiary.  First Citizens' portion of the gain of approximately $150,000 was recorded in first quarter of 2005.  Income received from White and Associates/First Citizens insurance subsidiary for first three quarters 2006 was $468,000 compared to $592,000 the first three quarters 2005.

For the current quarter, brokerage fees are approximately 13% more than prior year's third quarter.  Service charges on deposits and income from BOLI are flat in third quarter 2006 to third quarter 2005.  Trust income for third quarter 2006 is down 14% over third quarter 2005.  Other non-interest income is down approximately 16% from prior year primarily due to a combination of small variances such as less insurance commissions.

The following table compares non-interest income for third quarter of 2006, 2005 and 2004:

	QUARTER ENDING SEPTEMBER 30,
		% of		% of
	2006	Change	2005	Change	2004
Income from fiduciary activities	$202	-14.41%	$236	31.11%	$180
Service charges on deposit accounts	1,580	0.13%	1,578	6.69%	1479
Brokerage fees	342	12.87%	303	17.44%	258
Earnings from bank owned life insurance	136	-3.55%	141	46.88%	96
Other income	350	-15.87%	416	51.82%	274
Total non-interest income	$2,610	-2.39%	$2,674	16.92%	$2,287

NON-INTEREST EXPENSE

Non-interest expenses represent operating expenses of First Citizens. Non-interest expense increased $226 thousand, or 3.6%, over third quarter 2005.  Salary and benefits increased approximately $187 thousand or 5.2%.  Average full-time equivalent employees are 266.12 for nine months ended September 30, 2006 compared to 263.65 and 258.27 for nine months ended September 30, 2005 and 2004, respectively.  Efficiency ratios as of September 30, 2006, 2005 and 2004 are 65.3%, 63.6% and 64.0%, respectively.  Impaired Goodwill expense is $0 for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $137 thousand or 2.1% of other non-interest expense in third quarter 2006 compared to $171 thousand or 2.7% of total non-interest expense in 2005.  The majority of this decrease is due to increased advertising and promotional efforts in the Collierville market made in third quarter 2005.  All marketing or advertising items are expensed at the time they are incurred.  Other non-interest expense for third quarter 2006 is flat compared to third quarter 2005.

The following table compares non-interest expense for third quarter of 2006, 2005 and 2004:

	QUARTER ENDING SEPTEMBER 30,
		% of		% of
	2006	Change	2005	Change	2004
Salaries and employee benefits	$3,796	5.18%	$3,609	8.70%	$3,320
Net occupancy expense	400	-9.30%	441	11.08%	397
Depreciation	533	12.45%	474	12.59%	421
Data processing expense	219	24.43%	176	3.53%	170
Legal and professional fees	42	31.25%	32	-64.04%	89
Stationary and office supplies	71	-7.79%	77	11.59%	69
Amortization of intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	137	-19.88%	171	32.56%	129
Other expenses	1,262	0.64%	1,254	15.05%	1,090
Total non-interest expense	$6,481	3.61%	$6,255	9.62%	$5,706

Effective tax rates for nine months ended September 30, 2006 and 2005 are 21.6% and 25.12%, respectively.  Principal causes of differences between effective rates and the U. S. Statutory rate are tax-exempt interest income on loans and investments, net earnings on bank owned life insurance, stock dividends on Federal Home Loan Bank stock and ESOP dividend deduction.  The change in effective tax rate from 2005 to 2006 is primarily a timing difference related to ESOP dividend deduction.  ESOP deduction varies each year as it is based on the lower of dividends paid to ESOP or cash distributions from ESOP to participants.  Thus, the deduction can vary significantly from year to year depending on amount and timing of distributions.

LOANS

The following table sets forth loan totals net of unearned income by category for the past five years:

	AS OF SEPTEMBER 30,
	2006	2005	2004	2003	2002
Real Estate:
Construction	$84,457	$75,991	$91,621	$66,987	$54,547
Mortgage*	349,539	359,267	319,249	301,585	282,927
Commercial, Financial
and Agricultural	89,388	82,773	73,159	80,487	71,598
Consumer Installment	36,744	39,576	39,101	37,917	39,980
Other	4,931	3,533	7,458	4,428	4,376

Total Loans	$565,059	$561,140	$530,588	$491,404	$453,428

*Mortgage loans include loans held for sale in the secondary mortgage market.  Balances are $3.9 million, $3.1 million, $1.0 million, $2.2 million, and $3.1 million for 2006, 2005, 2004, 2003 and 2002, respectively.

One of Bancshares' primary objectives is to seek quality-lending opportunities in West Tennessee. The majority of First Citizens' borrowers lives and conducts business in West Tennessee.  Total gross loans increased approximately 2.5% since year-end 2005.  Historically, loan volume peaks during third quarter due to advances on agricultural production lines and construction loans.  However, in 2006, loans peaked at the end of second quarter and decreased approximately $13 million during third quarter.  Real estate loans are down $1.2 million when comparing September 2006 to September 2005.  Commercial, Financial and Agriculture loans are up 8% from September 2005 to September 2006.

Overall economic conditions of the markets served by First Citizens appear stable and generally follow the national economic trends though usually on a reduced scale.  For example, a slowdown in housing sector has begun in the Shelby County market but has not been nearly as significant as the impact in other urban areas of the such as urban areas of California and Florida.  The unemployment rate for Tennessee is 4.6% as of September 2006 compared to 5.6% as of June 2006 and 5.1% as of September 2005.  Given current economic and rate environment conditions, some financial institutions may choose to lower credit underwriting standards in order to achieve desired loan growth.  However, First Citizens is committed to adherence to strong credit risk management.  Thus, First Citizens will continue to compete in terms of pricing and repayment terms but without compromising underwriting standards.

Cash flows reflect weaker loan growth of $13 million in first nine months of 2006 compared to $27 million in first nine months of 2005.  The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at September 30, 2006 was $11.1 million.

The following table sets forth the balance of non-performing loans as of September 30, for the years indicated:

	AS OF SEPTEMBER 30,
	2006	2005	2004	2003	2002
Non-Performing Loans:

Non-accrual	$476	$761	$1,129	$931	$1,192
90 Days Past Due
Accruing Interest	6,196	151	1,112	596	2,985

Total	$6,672	$912	$2,241	$1,527	$4,177

Non-performing loans at quarter end were 1.18% of total loans.  Non-performing loans increased approximately $5.8 million from September 2005 primarily due to a small volume of larger balance problem credits.  These credits are spread across several branches and thus are not concentrated to one particular market area.  These problem credits are well secured and in process of collection.  Expected losses are not considered material and have been included in evaluations of the adequacy of the allowance for loan losses.  Each of the problem credits has unique circumstances and is not the result of weaker underwriting standards compared to prior periods.  First Citizens has been and remains committed to strong credit risk management including sound underwriting policies and procedures.  Non-performing loans are considered manageable, and reserve for loan losses is considered adequate as of September 30, 2006.  See also discussion below regarding the reserve for loan losses.

Weighted average loan yields increased 88 basis points from third quarter 2005 to third quarter 2006.   Loan rates increased in the rising rate environment over the past 24 months.  However, cost of deposits and other short-term funding increased resulting in a steady but flat net interest margin.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is an approved Farm Credit Services lender. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise approximately $67 million of total loans as of September 30, 2006 and $64 million as of September 30, 2005.  Recoveries, net of charge-offs in this category were $10 thousand for first three quarters of 2006.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

The allowance for loans losses is accounted for in accordance with GAAP, including SFAS 5 and SFAS 114.  An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.24% for the current quarter and 1.25% at year-end 2005.  As significant losses are not expected and loan growth has been slow in the second half of 2006, there currently are no plans to record additional provision for loan losses during fourth quarter 2006.  A recap of activity posted to the Reserve account in third quarter for the past five years is as follows:

	QUARTER ENDED SEPTEMBER 30,
	2006	2005	2004	2003	2002

Average Net Loans
Outstanding	$565,480	$548,440	$525,396	$487,869	$444,724

Balance of Reserve for
Loan Losses at
Beginning of Period	$6,869	$6,437	$6,551	$6,086	$5,179

Loan Charge-Offs	(190)	(127)	(513)	(254)	(481)
Recovery of Loans
Previously Charged-
Off	82	35	35	89	333
Net Loans Charged-Off	(108)	(92)	(478)	(165)	(148)

Addition to Reserve
Charged to Operating
Expense	225	299	285	280	404

Changes Incident to
Mergers	0	0	0	-94	0

Balance at End of
Period	$6,986	$6,644	$6,358	$6,107	$5,435

Ratio of Net Charge-Offs
During the Quarter to
Average Net Loans
Outstanding	-0.02%	-0.02%	-0.09%	-0.03%	-0.03%

The ratio of net charged off loans to average net loans outstanding was 0.02% during third quarter 2006 compared to 0.02% in third quarter 2005.  Net charge offs are within range of historical losses.  Non-performing loans as of current quarter end are at 1.18% of loans, which is above the range of less than 1% of total loans maintained the past five years. However, these loans are in the process of collection and expected losses compared to the outstanding balance as of quarter end are not material.

Historical industry trends suggest that increases in non-performing assets and charge-offs are likely given that interest rates have increased continuously over the last two years.  However, First Citizens does not expect a material negative trend in non-performing assets or losses from such assets.  First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

Net charge offs per category are as follows for third quarter 2006, 2005 and 2004:

	QUARTER ENDED SEPTEMBER 30,
	2006	2005	2004
CHARGE-OFFS:
Domestic:
Commercial, Financial
and Agricultural	$(1)	$(49)	$(403)
Real Estate-Construction	0	(26)	(45)
Real Estate-Mortgage	(80)	(26)	(23)
Consumer Loans	(109)	(26)	(42)

Foreign	N/A	N/A	N/A

Total Charge-offs	$(190)	$(127)	$(513)

RECOVERIES:
Domestic:
Commercial, Financial
and Agricultural	21	3	7
Real Estate-Construction	0	3	1
Real Estate-Mortgage	24	0	7
Consumer Loans	37	29	20
Foreign	N/A	N/A	N/A

Total Recoveries	$82	$35	$35

Net Charge-Offs	$(108)	$(92)	$(478)

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB Borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 85% of the funding as of the current quarter end and 82% for the same period last year.  Borrowed funds from the FHLB amounted to 7.4% of total funding as of September 30, 2006 and 9.6% of total funding as of September 30, 2005.  The FHLB line of credit was $90 million with $9.6 million available at current quarter end.  The Company has $23 million in deposit funds from the State of Tennessee.  First Citizens National Bank has approximately $29 million of brokered certificate of deposits comprising 4.4% of total deposits.

The bank's current liquidity position remains stable.  During 2006, deposit growth and fed funds sold have been invested in a $14 million increase in loans, $11 million increase in investments and $2.5 million in premises and equipment purchases.  Long-term debt has also been reduced by $10.2 million and consists primarily of calls on $9 million FHLB advances and an approximate $800,000 reduction in Bancshares' line of credit at First Tennessee Bank.  See also Notes 7 and 8.

The bank's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, brokered certificates of deposit, and others.  First Citizens National Bank has available lines of credit for federal fund purchases totaling $52.5 million with four correspondent banks as well as additional borrowing capacity of approximately $7.4 million with FHLB.  Bancshares has a $13 million line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Quarterly average yields for taxable securities for the current quarter end increased 94 basis points over prior year's third quarter.  Quarterly average tax equivalent yields for tax exempt securities decreased 26 basis points from prior year's third quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of the total portfolio.  Bancshares' goal is continued improvement in investment yields without taking on material risk.

Pledged investments reflect a market value of approximately $99 million as of the current reportable period.

The book value of listed investment securities as of dates indicated are summarized as follows:

	AS OF SEPTEMBER 30,
	2006	2005	2004	2003	2002
U. S. Treasury & government
agencies	$120,687	$109,468	$101,693	$97,804	$92,292
State & political subdivisions	44,379	40,594	39,726	38,971	39,850
All others	12,240	13,411	13,440	8,853	12,299
Total	$177,306	$163,473	$154,859	$145,628	$144,441

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of September 30, 2006 are as follows:

	Held-to Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Treasury securities	$	$	$2,303	$2,288
U. S. Government agency &
corporate obligations			120,407	118,399

Securities issued by states &
political subdivision in the
U. S.:
Taxable securities
Tax-exempt securities	290	293	42,886	44,089
U. S. securities:
Debt securities			6,734	6,800
Equity securities*			5,440	5,440
Foreign securities:
Debt securities	N/A	N/A	N/A	N/A
Equity securities	N/A	N/A	N/A	N/A

Total	$290	$293	$177,770	$177,016

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Accumulated other comprehensive income reflects unrealized gain (loss) on available-for-sale securities, net of tax.  During third quarter 2006, gross unrealized losses on available-for-sale securities decreased approximately $2.9 million due to rising interest rate environment and flattened yield curve and its impact on 10-year Treasury rate.  Market value of the investment portfolio is influenced by the current rate environment especially behavior of the 10-year Treasury benchmark.  The portfolio correlates to the 10-year Treasury due to volumes of U. S. Government Treasury and Agency securities (including mortgage-related investments) that comprise the portfolio.  The 10-year Treasury rate was in the range of 4.6% to 4.7% as of September 30, 2006 compared to 5.1% to 5.2% as of June 30, 2006 and 4.3 to 4.4% in December 2005.  Accumulated other comprehensive income for the current quarter, net of tax, was a loss of approximately $474,000.  Unrealized losses in the available-for-sale portfolio are due entirely to the current interest rate environment and do not appear to relate to quality of the issuer or the issuer's ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

CAPITAL RESOURCES

Management of equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on September 30, 2006 was $67.6 million, up 6.21% from $63.6 million on December 31, 2005.  The increase in capital is from undistributed income from the Bank and its subsidiaries as well as reduced unrealized losses (on available-for-sale securities) in accumulated other comprehensive income.  Trends in total capital continue to fluctuate due to changes in the fair market value of available-for-sale securities portfolio from quarter to quarter.  The changes to unrealized gain or loss in the available-for-sale portfolio are directly related to changes in the bond market, specifically the behavior of the 10-year treasury benchmark.  See Investment Securities section above for additional information.

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of September 30, 2006 was 12.67%, significantly in excess of the 8% mandated by Regulatory Authorities.  Capital, as a percentage of total assets for the quarter ending September 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF SEPTEMBER 30,
2006	2005	2004	2003	2002
8.20%	7.99%	8.06%	7.87%	7.99%

The dividend payout ratio was 46.3% for the current period versus 46.4% and 51.5% for third quarter 2005 and 2004, respectively. We anticipate the dividend payout ratio to end the year in the range of 45-50%.  Dividends per share increased from $0.28 per quarter in 2004 and 2005 to $0.29 per quarter for 2006.

Bancshares re-purchased approximately 2,500 shares of its common stock in the open market since December 31, 2005.  Stock repurchase average price through September 30, 2006 was $33.37 per share.  Bancshares has no formal plans or programs in place to repurchase common stock due to a current strategy to reduce outstanding debt on the revolving line of credit.  Treasury purchases quarter-to-date through September 30, 2006 are as follows:

	Shares	Price Paid
	Purchased	Per Share
July	6	34.00
August	-
September	925	34.00
Total	931	$34.00

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Uncertainty in Income Taxes

In July 2006, Financial Account Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation was issued to clarify accounting for uncertainty in tax positions recognized in financial statements.  FIN 48 provides guidance for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on the classification and disclosure of uncertain tax positions in the financial statements.  Adoption of FIN 48 requires a cumulative effect adjustment to the opening balance sheet of retained earnings for any difference between the net amounts of assets and liabilities previously recognized and those determined under the new guidance for all open tax positions. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Bancshares is currently assessing the financial impact (if any) of adopting FIN 48.

Fair Value Measurements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement was issued to address the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements.  The statement emphasizes that fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability.  Also, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS is effective for fiscal years beginning after November 15, 2007.  Bancshares is currently assessing the financial impact (if any) of adopting SFAS 157.

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158).  This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting and related disclosure requirement rules in SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirements applies to fiscal years ending after December 15, 2008. Bancshares is currently assessing the impact of SFAS 158 (if any) on our financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the U. S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108).  This bulletin is issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  SAB 108 requires an analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides guidance for correcting errors under this dual perspective.  SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006.  Management does not expect the adoption of SAB 108 to have a significant impact on Bancshares' consolidated financial statements.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" (EITF 06-4).  EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under this issue, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  Bancshares is currently evaluating the implications of EITF 06-4.

Accounting for Purchases of Life Insurance

In September 2006, FASB ratified EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance."  This issue addresses determination of the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF 06-5 is not expected to have a material impact on Bancshares' consolidated financial statements.

INTEREST RATE RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.

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

In 2006, First Citizens became liability sensitive to interest rate risk, although exposure remains in a slight to moderate range and well within set policy limits.  See Net Interest Income section for additional discussion about interest rate risk.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of September 30, 2006 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of September 30, 2006.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting during the quarter ended September 30, 2006 or subsequently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 1A. Risk Factors

There is no material change in risk factors from year-end 2005 to third quarter end 2006. See December 31, 2005 Annual Report Form 10-K for in depth discussion of risk factors.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: November 7, 2006                                        /s/  KATIE WINCHESTER
                                                                           Chief Executive Officer & Chairman
                                                                           First Citizens National Bank
                                                                                (Principal Subsidiary)

Date: November 7, 2006                                   /s/    LAURA BETH BUTLER
                                                                              SENIOR VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)