Form 10-K
period 2006-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2007-03-15
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
                                       Large accelerated filer [ ]     Accelerated filer [x]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]  No [x]

________________________

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2006 was $81,031,358.

Of the registrant's only class of common stock (no par value) there were 3,632,093 shares outstanding as of December 31, 2006.

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement dated March 15, 2007 (Part III)

PART I

FORWARD LOOKING STATEMENTS

Information contained herein includes forward-looking statements with respect to Bancshares' beliefs, plans, risks, goals and estimates.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control.  When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "intend," "is likely," "going forward" and other expressions are intended to identify forward-looking statements.  These forward-looking statements are within the meaning of section 27A of the Securities Exchange Act of 1934.  Such statements may include, but are not limited to, projections of income or loss, expenses, acquisitions, plans for the future, and others.

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

ITEM 1.  BUSINESS

PRESENTATION OF AMOUNTS

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.

GENERAL

First Citizens Bancshares, Inc. (Bancshares or the Company) is a Tennessee Corporation organized and incorporated in 1982 and commenced operations in September 1983.  Bancshares is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and elected, effective April 19, 2000 to become a financial holding company pursuant to the provisions of the Gramm-Leach Bliley Act.   As a financial holding company, Bancshares may engage in activities that are financial in nature or incidental to a financial activity.  Permissible activities for a financial holding company are contained in Regulation Y of Federal Reserve regulations.  Bancshares may continue to claim the benefits of financial holding company status so long as each depository institution owned by the company remains well capitalized and well managed.  In addition, Bancshares may not commence new activities under sections 4(k) or 4(n) of the Bank Holding Company Act or acquire control of a company engaged in activities under those sections if any of The Company's insured depository institutions receive a rating of less than satisfactory under any examination conducted to determine compliance with the Community Reinvestment Act. Bancshares is a one-bank holding company. At December 31, 2006, the Corporation had total assets of $831 million compared to $816 million at December 31, 2005.

The Principal Executive Offices are at One First Citizens Place, Dyersburg, Tennessee 38024.   Our telephone number is 731-285-4410.  Our website is www.firstcitizens-bank.com.  In accordance with the Securities Exchange Act of 1934 and other related laws, Bancshares files reports with the United States Securities Exchange Commission (SEC) including annual and quarterly reports (Forms 10-K and 10-Q) as well as current reports on Form 8-K and amendments to those reports, if any.  As of the end of the second fiscal quarter of 2005, the market value of outstanding voting and non-voting common equity held by non-affiliates exceeded $75 million and thus, Bancshares began filing required periodic reports with the SEC under accelerated status beginning with the filing of Form 10-K for the year ended December 31, 2005.

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

Bancshares, through its principal banking subsidiary, First Citizens National Bank, provides a broad range of financial services. The Company is engaged in both retail and commercial banking business.  First Citizens National Bank was chartered as a national bank in 1900 and operates in West Tennessee.  First Citizens operates under the supervision of the Comptroller of the Currency, and is a member of the Federal Reserve System.  Deposits at First Citizens National Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC).  The subsidiary bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered.  Various consumer laws and regulations also affect operations of the subsidiary bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.  The subsidiary bank operates under the day-to-day management of its officers and directors; and formulates its own policies with respect to lending practices, interest rates and service charges and other banking matters.

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

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

		December 31
		(In Thousands)
	2006	2005	2004
Total Assets	$831,420	$815,749	$773,204
Total Deposits	666,063	635,509	592,382
Total Net Loans	542,623	540,387	528,443
Total Equity Capital	69,498	63,646	61,208

Individual bank performance is compared to industry standards through utilization of the Federal Reserve Board's Division of Banking Supervision and Regulation.  First Citizens Bancshares is grouped with peers with assets totaling $500 million to $1 billion.  The group consisted of 414 bank holding companies per the September 30, 2006 Bank Holding Company Performance Report, which is the most recent report available as of the date of this report.

The following presents comparisons of Bancshares with its peers as indicated on Bank Holding Company Performance Reports for the periods indicated:

	12/31/2006**		12/31/2005		12/31/2004

	BANCSHARES	PEER GRP	BANCSHARES	PEER GRP	BANCSHARES	PEER GRP

Net Interest Income/Average Assets	3.60%	3.77%	3.53%	3.79%	3.44%	3.73%
Net Operating Income/Average Assets	1.10%	1.07%	1.10%	1.11%	1.08%	1.06%
Net Loan Losses/ Average Total Loans	0.23%	0.08%	0.09%	0.10%	0.00%	0.17%
Primary Capital/Average Assets	8.11%	9.35%	7.88%	9.18%	7.05%	9.10%
Cash Dividends/Net Income	46.04%	25.76%	47.03%	23.22%	50.83%	26.35%

**Peer information for December 31, 2006 is compared to the September 30, 2006 Bank Holding Company Performance Report (most recent report available).

EXPANSION

Bancshares through its strategic planning process has stated its intention to seek profitable opportunities that would utilize excess capital and maximize income in Tennessee.  Bancshares' objective in acquiring other banking institutions would be for asset growth and diversification into other market areas.  Acquisitions and de-novo branches afford Bancshares increased economies of scale within the operation functions and better utilization of human resources.  Any acquisition or de-novo branching approved by Bancshares would be deemed to be in the best interest of Bancshares and its shareholders.

Bancshares acquired Munford Union Bank in May 2002.  This acquisition originally added $115 million in assets housed in Tipton and Shelby Counties in Tennessee to Bancshares' balance sheet.  Since this acquisition, the Bank has opened three additional branches in this area which are Arlington in Shelby County that opened in 2003, Oakland in Fayette County which opened in June 2004 and Collierville in Shelby County which opened in April 2005.  The assets of the Southwest Region (branches in Shelby, Tipton, and Fayette Counties) were approximately $232 million as of December 31, 2006.

In first quarter 2007, Bancshares' expansion will continue with the opening of loan production offices in Jackson, Tennessee and Franklin, Tennessee.

CAPITAL ADEQUACY

Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve.   The Federal Reserve has adopted risk-based capital guidelines for bank holding companies.  The minimum guideline for the ratio of total capital to risk weighted assets (including certain off-balance-sheet items such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital to risk-weighted assets is 4%.  At least half of the Total Capital must be composed of common stock, minority interests in the equity capital accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital).  The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves.  At December 31, 2006, Bancshares' total risked-based capital ratio was 12.49% significantly in excess of 8% mandated by regulation.  The risk based capital ratio was 12.11% for 2005 and 10.86% for 2004.  Our strategic plan directs the company to leverage capital by growing assets.  Risk based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks.  The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets.  Tier 1 leverage ratio at year-end 2006 was 8.22%, with total capital as a percentage of total assets at 8.36%.

Failure to meet capital guidelines could subject a financial holding company to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver.

BANKING BUSINESS

The Company, headquartered in Dyersburg, Tennessee, is the bank holding company for First Citizens National Bank ("Bank"), and First Citizens (TN) Statutory Trusts II and III.  First Citizens Capital Assets, Inc., a wholly owned subsidiary of Bancshares was liquidated in December 2006 with no material impact to the consolidated financial statements.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: First Citizens Financial Plus, Inc. and First Citizens Investments, Inc.  First Citizens Investments, Inc. has a wholly owned subsidiary, First Citizens Holdings, Inc.   First Citizens Properties, Inc., is a 98% owned subsidiary of First Citizens Holdings, Inc.  The formation of these entities had no material impact on the consolidated financial statements of First Citizens Bancshares, Inc.  The bank also owns 50% of White and Associates/First Citizens Insurance, LLC which provides various insurance products to its customers and First Citizens/White and Associates Insurance Company, Inc., which is a provider of credit insurance. The activities of the Bank's subsidiaries consist of: brokerage, investments, insurance related products, credit insurance and real estate participation interests.

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

The subsidiary bank has a total of 32 banking locations (15 full service branch banks, four drive-thru only branches and 13 free standing ATMs) in seven Tennessee counties.  Subsidiaries of the Bank consist of the following:

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

  First Citizens Properties, Inc., a real estate investment trust (REIT), whose principal activity is to invest in participation interests of real estate loans made by First Citizens National Bank and provides First Citizens with an alternative vehicle for raising capital. First Citizens Holdings owns 98% and directors, executive officers and certain employees own the remaining 2%. The minority interest is immaterial to the consolidated financial statements of the Company.

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

First Citizens builds and implements strategic plans and commitments to address competitive factors in the various markets it serves.  The primary strategic focus is on obtaining and maintaining profitable customer relationships in all markets.  The markets demand competitive pricing, but First Citizens competes on high quality customer service that will attract and enhance loyal, profitable customers to our bank.  Industry surveys have consistently revealed that 65-70 percent of customers leave due to customer service issues.  First Citizens is committed to excellent customer service in all markets served as a means of branding and distinguishing itself from other financial institutions.  Advertising and promotional activities such as newspaper and radio ads are also utilized in accordance with defined strategic plans.  For example, advertising and promotions were increased in 2004 and 2005 in the Southwest Region after the announcement of two mergers of large regional banks in efforts to attract new deposits and promote brand awareness.

In the markets it serves, First Citizens offers a typical mix of interest-bearing transaction, savings and time deposit products as well as traditional non-interest bearing deposit accounts.  First Citizens is the leader in deposit market share compared to competitors in the Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley County, Tennessee markets.  Source of the following information is the Deposit Market Share Report as of June 30, 2006 prepared annually by the FDIC.  The following tabular analysis presents the number of offices, deposits (in thousands), and market share percentage for deposits:

Dyer, Fayette, Lauderdale, Obion, Tipton, and Weakley County Markets

(Banks only, Deposits Inside of Market)

As of June 30, 2006

	# of	Total	% of Market
Bank Name	Offices	Deposits	Share
		(in thousands)
First Citizens National Bank	15	$545,463	20.16%
First State Bank	14	511,167	18.89%
Regions Bank	13	251,438	9.29%
BancorpSouth Bank	6	171,125	6.33%
Somerville Bank & Trust Co.	5	159,976	5.91%
Bank of Fayette County	5	124,659	4.61%
Bank of Ripley	5	119,403	4.41%
Commercial Bank & Trust	2	117,756	4.35%
Reelfoot Bank	5	87,074	3.22%
INSOUTH Bank	2	86,963	3.21%
Security Bank	6	84,559	3.13%
First South Bank	2	68,305	2.52%
Oakland Deposit Bank	3	65,241	2.41%
Bank of Gleason	1	53,963	1.99%
All others	14	258,395	9.55%
Total	98	$2,705,487	100.00%

First Citizens has consistently been the leader in market share of deposits in its markets for several years.  First Citizens' market share has been about 20% in these six counties combined and in excess of 62 percent in Dyer County for the last three years.

First Citizens National Bank also competes in the Shelby County Market.  As the size and composition of the Shelby County Market is much larger and more diverse, Shelby County is excluded from the tabular presentation above.  Market share in Shelby County has increased from 0.41% to 0.47% from 2005 to 2006.

EMPLOYEES

Bancshares and its subsidiary employed a total of 266 full-time equivalent employees (FTE) during each of the years ended December 31, 2005 and 2006.  First Citizens is committed to hiring and retaining high quality employees to execute strategic plans of the Company.  Relationship with employees is satisfactory and no collective bargaining issues exist.

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

The regulatory agencies also published the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice.  Each financial institution is required to implement a response program to address unauthorized access to sensitive customer information maintained by the institution or its service providers.  First Citizens has implemented an appropriate response program, which includes: formation of an "Incident Response Team"; properly assessing and investigating any incident; notifying the OCC of any security breach, if necessary; taking appropriate steps to contain and control any incident; and notifying affected customers when required.

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

ITEM 1A. RISK FACTORS

The asset value and earnings of First Citizens Bancshares, Inc. (Company) and its subsidiaries as well as the value of its common stock is subject to various types of risks.  The ability of the Company to continue its history of strong financial performance and return on investment is dependent on the ability to continue to effectively manage multiple areas of risk.  Significant risks can be broadly divided into three categories:  credit risk, market risk and operational risks.  Such risk categories are discussed as follows:

CREDIT RISK

Credit risks are risks to earnings and capital that a borrower may fail to meet the terms of any contract with the Bank.  Many factors may impact the risk of credit losses on loans and include but are not limited to types and terms of loans within the portfolio, creditworthiness of borrowers, and the value and marketability of collateral securing various loans.  Changes in general economic conditions of markets served also impact the risk of credit losses.  Some credit losses are expected and the levels of losses may vary over time.  Credit risks are managed throughout the lending process beginning with strict underwriting guidelines designed to control risks and limit exposure.  Then, management uses various assumptions and judgments to evaluate on a quarterly basis the adequacy of the allowance for loan losses in accordance with generally accepted accounting principles as well as regulatory guidelines.  If management's estimate of credit losses proves to be incorrect resulting in an allowance for loan losses inadequate to absorb losses or if regulatory authorities require an increase to the allowance as a result of their examination process, earnings and capital could be significantly and adversely impacted.

MARKET RISK

Market risk consists primarily of interest rate and liquidity risk.  Interest income on loans and investments is the largest source of income and interest expense on deposits and borrowings is the largest expense of the Company.  The level and volatility of interest rates directly impact the Company's earnings and capital.  Interest rates are largely driven by monetary policies set by the Federal Open Market Committee (FOMC) and the shape of the yield curve.  The FOMC sets interest rates to influence the cost and availability of money and credit to help promote national economic goals.  The shape of the yield curve is the relationship of shorter-term rates to longer-term rates.  The FOMC began a series of rate increases that resulted in the Federal Reserve's discount rate increasing from 1.00% in June 2004 to 5.25% in June 2006.  Short-term rates increased steadily with increases in Federal funds rates but longer term rates lagged behind resulting in a flattened and then inverted yield curve by the end of 2005.  The yield curve remains inverted through December 2006.  The behavior of short-term rates compared to long-term rates over the last two years has compressed net interest margins for Bancshares and other financial institutions.  The unrealized gains and losses on securities available-for-sale are also heavily influenced by the fluctuations in interest rates and the yield curve.  The changes in such unrealized gains and losses have an effect on the accumulated other comprehensive income component of equity.

Competition is another significant factor that directly affects the net interest margin and therefore overall earnings of the Company.  Historically, banks competed with other banks.  As discussed in Competitive Environment section of Item 1, the Company now competes against a much broader range of entities that offer similar products and services.  Some of such entities include insurance companies, finance companies, credit unions, and industrial loan companies.  The Company must be able to compete in its markets in order to remain profitable.  Competition is often intense in the pricing of both loans and deposits and can lead to reduced earnings if the Company earns less on loans or pays more for deposits in order to compete against such a diverse mix of competitors.  Changes in technology and regulation, the trend of consolidations in the financial services industry, and competition for experienced, qualified employees also affect the Company's ability to compete.

Liquidity risk relates to Bancshares' ability to meet its short-term financial obligations.  Bancshares is dependent upon dividends from its subsidiary bank as a primary source of funds.  Funding of the subsidiary bank is accomplished through diversified sources in order to manage liquidity risks.  The cost of such funding directly impacts financial results.  The quantity, quality and cost of funding sources available to Bancshares and its subsidiary bank could be significantly impacted by the following:  our financial results and organizational changes, changes in our loan portfolio or other assets, changes to our corporate and/or regulatory structure, general economic conditions, current interest rate market environment, changes in supervision and regulation of our industry.  See also Item 7A of this report for additional discussion of liquidity and interest rate sensitivity.

OPERATIONAL RISK

Transaction risk, compliance risk, strategic risk, and reputation risk are the primary operational risks.  Transaction risk is the risk to earnings and capital which could result from an inability to deliver products or services.  Transaction risk can arise from ineffective or inefficient processes, fraud, theft, breaches in data security, and exposure of other external threats or events.  Losses related to transaction risk can occur from within our organization or as a result of errors or disruption from a vendor or other outside party for which we have limited control, if any.  Two specific types of transaction risk include fraud risk and systemic risk.  The risk that a payment transaction will be initiated or altered in an attempt to misdirect or misappropriate funds.  Examples of fraud risk are embezzlement by a financial institution employee or by an interloper who gains unauthorized access to a system.  Another type of operational risk, systemic risk is the risk of inability of one funds transfer system participant to settle its commitments causes other participants to be unable to settle their commitments.  Risk management procedures to identify, measure, monitor and control these types of risk are critical to successful management of operational risks.

Compliance risk is the risk to capital and earnings as a result of violations of applicable laws, regulations and ethical standards.  Bancshares' board and executive management lead by example with a commitment to honesty and integrity which provide the foundation for the Company's core values.  The board and management also implemented and enforce a Code of Conduct which is posted on the company's website (www.firstcitizens-bank.com).

The Company is subject to extensive regulation including banking and financial services laws, tax legislation, accounting standards and interpretations thereof.  Thus, certain activities may be restricted such as the ability to pay dividends, ability to participate in mergers and acquisitions, and location of offices.  The scope, complexity and cost of corporate governance, reporting and disclosure procedures required to comply with the Sarbanes-Oxley Act of 2002 as well as other regulations have significantly increased compliance costs over the past three years.  Compliance costs are expected to continue to escalate at a significant level.  Legislation introduced or changed at the state or national level has the potential to impact the banking industry and its operating environment substantially.  The Company cannot determine whether such legislation will be enacted or the ultimate impact on the Company's financial position or earnings.

Strategic risk arises from adverse business decisions or improper implementation of strategic action plans.  Current strategies include growth and development of current markets as well as expansion into new markets.  In addition to market expansion geographically, the range of products and services offered is also being expanded to include a more diverse range of products and services, including but not limited to new electronic banking products and services for commercial customers.  If implementation of market and product strategies is ineffective, financial results could be adversely impacted.

Reputation risk is the risk of negative public opinion.  The public perception of Bancshares' ability to conduct business and expand our customer base is affected by practices of our board, management and employees.  Significant relationships with vendors, customers and other external parties may also affect our reputation.  Adverse perceptions about our business practices or practices of those with whom we have significant relationships, could adversely impact our financial results or condition.  The board and executive management oversee the management of reputation risks.

ITEM 1B UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

First Citizens owns and occupies the followings properties:

  Main branch and executive offices are in six-story building at One First Citizens Place (formerly 200 West Court), Dyersburg, Tennessee.  This property also includes the Banking Annex, which has a municipal address of 215-219 Masonic Street.  The Annex was converted into a new operations center in 2006 which houses the bank operations, information technology, call center, bank security and mail departments.
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
  The Union City branch operates one full service facility, two motor branches and three ATM's in Obion County .  The main office is located at 100 Washington Avenue in Union City, Tennessee.  A motor branches are located at First and Harrison Streets across from the main office and at 1509 East Reelfoot Avenue in Union City.
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
  Oakland branch was opened in February 2005 at 7285 Highway 64, Oakland, Fayette County, Tennessee.  A drive-thru ATM is attached to the facility.
  The Collierville, Tennessee branch facility opened January 2006 and is located at 3668 South Houston Levee in Collierville and includes a drive-thru ATM.

All properties except for the Banking Annex (Operations Center) are owned by First Citizens and there are no liens or encumbrances against any properties owned by First Citizens.  All of the properties described above are adequate and appropriate facilities to provide banking services as noted and are adequate to handle growth expected in the foreseeable future.  As growth continues or needs change, individual property enhancements or additional properties will be evaluated if considered necessary.

ITEM 3. LEGAL PROCEEDINGS

Various legal claims arise from time to time through the normal course of business of the Company and its subsidiaries.  There is no material pending or threatened litigation as of December 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 2006, there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, there were 1,070 shareholders of Bancshares' common stock. Bancshares' common stock is not actively traded on any market.  The following graph reflects the Company's cumulative return (including dividends) as compared to the S&P 500 and Southeast Bank Stocks over a five-year period:

Per share prices reflected in the following table are based on records of actual sales during stated time periods of which management of Bancshares is aware. These records may not include all sales during these time periods if sale prices were not reported to First Citizens in connection with a transfer of shares.  Range of stock prices for 2006 and 2005 by quarter is as follows:

Quarter Ended	Low	High
March 31, 2005	$31.00	$32.75
June 30, 2005	$31.00	$32.00
September 30, 2005	$32.00	$32.00
December 31, 2005	$32.00	$33.00
March 31, 2006	$33.00	$33.00
June 30, 2006	$33.00	$33.00
September 30, 2006	$33.00	$34.00
December 31, 2006	$34.00	$34.00

Dividends paid per share were $1.16 in 2006 and $1.12 in 2005.  Dividends were paid quarterly as follows for 2006 and 2005:

	2006	2005
	Dividends	Dividends
Quarter Declared:	Per Share	Per Share
First Quarter	$0.29	$0.28
Second Quarter	$0.29	$0.28
Third Quarter	$0.29	$0.28
Fourth Quarter	$0.29	$0.28
Total	$1.16	$1.12

Future dividends will depend on Bancshares' earnings, financial condition, regulatory capital levels and other factors, which the Board of Directors of Bancshares considers relevant.

The Company had no publicly announced plans or programs for purchase of stock during the periods presented.  The Company purchased 4,578 shares at a weighted average cost of $33.66 per share for the year ended December 31, 2006.  The number of shares of treasury stock repurchased in open-market transactions not pursuant to publicly announced plans or programs and the average price paid by month for the most recent fiscal quarter is as follows:

		Weighted
	No. of	Average
	Shares	Price Paid
	Purchased	Per Share
2006
October	190	34.00
November	840	34.00
December	1,048	34.00
Total	2,078	$34.00

The Company sold 1,664 shares of treasury stock in 2006 at a weighted average price of $34.00 per share.  Proceeds from such sales were used to reacquire additional treasury shares.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data for Bancshares for the twelve months ended December 31, for the years indicated:

	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Net Interest & Fee Income	$27,970	$26,922	$25,668	$25,354	$24,262
Gross Interest Income	$52,112	$44,614	$39,017	$39,506	$38,970
Income From Continuing Operations	$9,157	$8,665	$8,049	$7,820	$7,838
Net Income Per Common Share	$2.52	$2.38	$2.20	$2.14	$2.14
Cash Dividends Declared Per Common Share	$1.16	$1.12	$1.12	$1.08	$1.04
Total Assets at Year End	$831,420	$815,749	$773,204	$726,104	$694,198
Long Term Obligations (1)	$59,538	$78,128	$84,481	$83,314	$83,881
Allowances For Loan Losses as a % Loans	1.13%	1.25%	1.16%	1.25%	1.24%
Allowances For Loan Losses as a % of
Non-Performing Loans	471.96%	349.36%	262.25%	438.36%	144.31%
Loans 90 Days Past Due as a % of Loans	0.24%	0.36%	0.44%	0.04%	0.37%

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

EXECUTIVE SUMMARY

Strong financial performance continues in 2006 as evidenced by a return on average equity in 2006 of 13.88% compared to 13.71% and 13.56% in 2005 and 2004, respectively.  Return on assets is 1.10%, 1.10% and 1.08% for 2006, 2005, and 2004, respectively.  Earnings per share increased to $2.52 for the year ended December 31, 2006 from $2.38 per share in 2005.  Growth in earnings is primarily a result of 4.8 percent growth in average earning assets, higher interest rate environment in 2006 compared to 2005, and reduced provision for loan losses in 2006 compared to 2005.

The dividend payout ratio in 2006 was 47.06% and the dividend yield of 3.61% continues to exceed peer group banks in the Southeast region.  Our goal continues to be providing shareholder returns that exceed peer group banks and is achieved by focusing efforts on deploying capital resources in a manner that supports long-term shareholder value.  Investments in more metropolitan Southwest Tennessee markets afforded the company opportunities to expand the customer base and extend First Citizens' brand outside Northwest Tennessee.  This prudent utilization of capital will support future growth and development of both assets and earnings.

Growth in net interest margins has become increasingly difficult to achieve for many financial institutions including First Citizens.  The trend of slowing growth in net interest margins has taken place over several years but is anticipated to be long term.  Margins have been compressed the past few quarters by various factors including slower loan growth, inverted position of the bond yield curve, and recent deposit trends.  Slow loan growth has resulted in loans being priced more competitively which result in smaller margins.  Costs of funding have increased more rapidly than interest income on loans and investments as pricing on time deposits and certain interest bearing deposit products have been increased to keep pace with competition in the current market environment.  Interest rate risk position for the Company is near neutral which also contributes to flat net interest margins.  Additional information is noted in Liquidity and Interest Rate Sensitivity section included in Item 7A of this report.

As evidenced in the cash flow statements, Bancshares continues to deploy capital for purchases of premises and equipment totaling $2.7 million, $5.9 million and $3.5 million in 2006, 2005 and 2004, respectively.  Opportunity cost on the 2006 purchases is approximately $193 thousand based on the average yield on earning assets of 7.14 percent, as the funds likely would have been invested in loans or investments if fixed assets were not purchased.  Over the past four years, four new branches have been constructed.  In 2006, three of the four, Martin, Arlington and Oakland, operated at a profit.  The fourth, Collierville, is expected to become profitable during first quarter 2007.  Also in 2006, the Company converted its annex building to the main headquarters into a new Operations Center at a cost of approximately $2 million.  The Operations Center provides a means for an expedited workflow, improved operational organization as well as improved protection and uninterrupted power in case of a natural disaster.  Increased capacity and efficiencies of the Operations C enter will support First Citizens' expansion efforts into two new markets in 2007.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting of First Citizens Bancshares and its subsidiaries conform to accounting principles generally accepted in the United States and follow general practices within the industry.  Preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The company's estimates are based on historical experience, information supplied from professionals, regulators and others believed to be reasonable under the facts and circumstances.  Accounting estimates are considered critical if (1) management is required to make assumptions or judgments about items that are highly uncertain at the time estimates are made, and (2) different estimates reasonably could have been used during the current period or changes in such estimates are reasonably likely to occur from period to period, that could have a material impact on presentation of the Consolidated Financial Statements.

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

Allowance For Loan Losses

The allowance for loan losses represents management's best estimate of inherent losses in the existing loan portfolio.  Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  The company believes the loan loss reserve estimate is a critical accounting estimate because:  changes can materially affect bad debt expense on the income statement, changes in the borrower's cash flows can impact the reserve, and estimates must be made at the balance sheet date and also into the future in reference to the reserve.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.  The Loan Portfolio Analysis included in this Management's Discussion and Analysis provides further detail regarding how loans are monitored and evaluated in relation to the determination of the allowance for loan losses.  Also, refer to Note 1 of the Consolidated Financial Statements included in Item 8 of this report.

Fair Value Of Financial Instruments

Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the balance sheet at fair value.  Furthermore, fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counter parties.

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

Goodwill

The Company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that could potentially impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value, as part of the goodwill test is a critical accounting estimate because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.  See also the Goodwill footnote in the Company's  Consolidated Financial Statements included in Item 8 of this report for additional policy information.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140

In February 2006, Financial Account Standards Board (FASB) issued Statement of Financial Accounting Standard No. 155-Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The purpose of this statement is to resolve issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  The statement becomes effective at the beginning of the first fiscal year that begins after September 15, 2006.  Adoption of this statement has no material impact on Bancshares' consolidated financial statements.

Accounting for Servicing of Financial Assets

In March 2006, FASB issued SFAS 156 Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.  SFAS 156 provides guidance for the accounting of separately recognized servicing assets and servicing liabilities.  The statement becomes effective at the beginning of the first fiscal year that begins after September 15, 2006.  Adoption of this statement has no material impact on Bancshares' consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48) was issued.  This interpretation was issued to clarify accounting for uncertainty in tax positions recognized in financial statements.  FIN 48 provides guidance for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on the classification and disclosure of uncertain tax positions in financial statements.  Adoption of FIN 48 requires a cumulative effect adjustment to the opening balance sheet of retained earnings for any difference between the net amounts of assets and liabilities previously recognized and those determined under the new guidance for all open tax positions. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Adoption of this statement has no material impact on Bancshares' consolidated financial statements.

Fair Value Measurements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement was issued to address the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements.  The statement emphasizes that fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability.  Also, SFAS 157 establishes a fair value hierarchy that prioritizes information used to develop those assumptions.  SFAS is effective for fiscal years beginning after November 15, 2007.  Adoption of this statement is not expected to materially impact Bancshares' consolidated financial statements.

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158).  This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting and related disclosure requirement rules in SFAS 158 are effective for fiscal years ending after December 15, 2006.  The new measurement date requirements apply to fiscal years ending after December 15, 2008.  Adoption of this statement has no material impact on Bancshares' consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the U. S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108).  This bulletin is issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  SAB 108 requires an analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides guidance for correcting errors under this dual perspective.  SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006.  Adoption of this statement has no material impact on Bancshares' consolidated financial statements.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" (EITF 06-4).  EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under this issue, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 06-4 is not expected to have a material impact on Bancshares' consolidated financial statements.

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

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" to permit entities to choose to measure certain financial instruments at fair value.  This statement is expected to expand the use of fair value measurement with the intent to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  Bancshares is currently evaluating the impact of SFAS 159 but does not anticipate a material effect on consolidated financial statements.

RESULTS OF OPERATIONS

Bancshares reports consolidated net income of $9.16 million for the year ended December 31, 2006 compared to $8.67 million in 2005 and $8.0 million in 2004.  Earnings per share increased to $2.52 per share for 2006 compared to $2.38 per share for 2005 and $2.20 per share in 2004. Return on average assets was 1.10%, 1.10%, and 1.08% for the years ending December 31, 2006, 2005 and 2004, respectively.  Return on average equity is 13.88%, 13.71%, and 13.56% for 2006, 2005 and 2004, respectively.  Increased earnings and return on average equity in 2006 are the result of modest balance sheet growth and reduced provision for loan losses.

Balance sheet growth of less than 2 percent in 2006 was unusually slow compared to historical trends in the range of 6%-8% annually.  Also unusual compared to prior years, investments growth of $16 million or 10% outpaced loan growth at $2 million or less than one percent.  Overall, balance sheet growth was diluted by slow loan growth in the second half of 2006 coupled with a reduction in borrowings from the Federal Home Loan Bank (FHLB).   Loan growth was moderate at approximately 5% from December 31, 2005 to June 30, 2006 primarily as a result of advances on agricultural production lines as well as advances on construction loans.  As such lines were reduced in third and fourth quarters 2006, annual loan growth for 2006 slowed to less than one percent.  As slow loan demand and the inverted yield curve exerted pressures on net interest margins, borrowings from FHLB were reduced by $17.5 million.

Asset quality is considered strong despite unfavorable trends in non-performing assets and net charge-offs in 2006 compared to 2005.  Non-performing loans and other real estate as a percent of total loans plus other real estate at December 31, 2006 were 0.57% compared to 0.38% at December 31, 2005 and peer at 0.71% as reported in the December 31, 2006 Uniform Bank Performance Report for Bancshares' subsidiary bank.  Net charge-offs in 2006 were $1.3 million compared to $468 thousand in 2005.  The allowance for loan loss reserve as a percent of non-performing assets was 198.37%, 327.74%, 229.54%, 316.97%, and 99.21% for the years 2006, 2005, 2004, 2003, and 2002, respectively.  Other Real Estate Owned increased from $129 thousand to $1.8 million.  Increases in loan losses and other real estate owned are primarily driven by two problem credits which are considered isolated incidents and not representative of trends inherent in the entire portfolio.

Although an increase in other real estate and net charge-offs was experienced in 2006, provision for loan losses was reduced in 2006 as the reserve balance was considered adequate without additional provision.  Additions made to the reserve account, as a percent of net charge offs for 2006 was 44.41% compared to 167.56% in 2005.  The reserve for potential loan losses as a percent of total portfolio ended the year at 1.13% which is slightly below the range of 1.15% to 1.25% maintained the last five years.  Allowance for loan losses as a percent of loans for peer is 1.20% per the most recent Uniform Bank Performance Report and is consistent with the peer average range over the last five years of 1.20% to 1.30%.  See additional information regarding the allowance for loan losses in Loan Portfolio Analysis below and in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

The accompanying Summary Average Balance Sheet and Net Interest Income Schedule indicate a slight decline in net yield on average earning assets at 3.89% for year 2006 compared to 3.92% for 2005.  This is primarily due to the fairly neutral position of the balance sheet in terms of interest rate risk.  Thus, increases in yields on interest-earning assets were outpaced by increases in the costs of interest-bearing liabilities during 2006 primarily due to growth in time deposits.  First Citizens along with other financial institutions continued to battle net interest margins compressed by an inverted yield curve in 2006.  The inverted yield curve coupled with slower loan demand during the second half of 2006 contributed to the decline in net interest margin.  Slow loan demand has results in more competitive pricing which also contributes to margin pressures.  See Item 7A of this report for additional information regarding interest rate risk and market sensitivity.

Although the inverted yield curve compressed net interest margin, stability in low long-term mortgage rates positively impacts loan fee income from secondary mortgage activity.  Although some urban markets began seeing declines in 2006, markets served by First Citizens continued to deliver strong mortgage activity.  Gross income and fees recorded from this activity totaled $1.2 million in 2006, $1.2 million in 2005 and $1.0 million in 2004.  As long-term mortgage rates remain reasonable and markets appear stable, mortgage income trends are expected to continue in 2007.

The effective tax rate is 24% in 2006 compared to 26% and 28% in 2005 and 2004, respectively.  The effective tax rate and changes therein are impacted by fluctuations in certain factors, including but not limited to the level of tax-free investments within our investment portfolio, tax-exempt earnings on bank owned life insurance policies, certain tax benefits which result from ESOP dividends and payouts, and other factors incidental to the financial services business.  Increased deduction related to the ESOP dividends and payouts and tax-exempt interest earned in the investment portfolio are the largest contributors to the decrease in effective rate for the current year.

Interest-earning assets in 2006 averaged $742 million at an average rate of 7.14% compared to $709 million at an average rate of 6.42% in 2005, and $675 million at an average rate of 5.89% in 2004.  Interest bearing liabilities at year end averaged $670 million at a cost of 3.60% compared to $645 million at a cost of 2.74% in 2005, and $610 million at a rate of 2.19% in 2004.  The following presents the year-to-date daily average balance sheet and net interest income analysis (in thousands):

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS

		2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest Earning
Assets:
Loans (1) (2) (3)	$557,088	$43,557	7.82%	$538,789	$37,991	7.05%	$513,678	$33,302	6.48%
Investment Securities:
Taxable	128,205	6,078	4.74%	117,487	4,704	4.00%	117,835	4,169	3.54%
Tax Exempt (4)	43,135	2,738	6.35%	40,567	2,512	6.19%	38,064	2,226	5.85%
Interest Earning
Deposits	703	37	5.26%	711	20	2.81%	732	3	0.41%
Federal Funds Sold	13,586	633	4.66%	11,134	241	2.16%	5,041	74	1.47%
Total Interest
Earning Assets	$742,717	$53,043	7.14%	$708,688	$45,468	6.42%	$675,350	$39,774	5.89%

Non-Interest Earning
Assets:
Cash and Due From Banks	16,043			18,619			15,835
Property and Equipment	28,554			25,817			22,293
Other Assets	44,119			36,281			33,332
Total Assets	$831,433			$789,405			$746,810

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS (cont'd)

		2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest Bearing Liabilities:
Savings Deposit	$197,115	$3,264	1.66%	$190,106	$2,242	1.18%	$181,164	$1,288	0.71%
Time Deposits	365,839	15,568	4.26%	331,973	10,246	3.09%	311,671	7,348	2.36%
Federal Funds Purchased
And Other Interest
Bearing Liabilities	107,238	5,310	4.95%	122,754	5,204	4.24%	117,316	4,713	4.02%
Total Interest Bearing
Liabilities	$670,192	$24,142	3.60%	$644,833	$17,692	2.74%	$610,151	$13,349	2.19%

Non-Interest Bearing Liabilities:
Demand Deposits	90,360			78,586			72,272
Other Liabilities	4,911			2,788			5,036
Total Liabilities	$765,463			$726,207			$687,459
SHAREHOLDER'S EQUITY	$65,970			$63,198			$59,351

TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY	$831,433			$789,405			$746,810

NET INTEREST INCOME		$28,901			$27,776			$26,425

NET YIELD ON AVERAGE
EARNING ASSETS			3.89%			3.92%			3.91%

(1)           Loan totals are shown net of unearned income and loan loss reserves.

(2)           Fee Income is included in interest income and the computations of the yield on loans.

(3)           Includes loans on non-accrual status.

(4)           Interest and rates on securities, which are non-taxable for federal income tax purposes, are presented on a taxable equivalent basis.

VOLUME/RATE ANALYSIS

The following table is an analysis of the impact of the changes in balances and rates on interest income and interest expense changes from 2006 to 2005 as well as from 2005 to 2004:

	2006 to 2005			2005 to 2004
	Due to Changes in:			Due to Changes in:
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Earned On:

Loans	$1,431	$4,135	$5,566	$1,771	$2,918	$4,689
Taxable Investments	508	866	1,374	(14)	549	535
Tax Exempt Investment
Securities	163	63	226	155	131	286
Interest Bearing
Deposits With Other
Banks	-	17	17	(1)	18	17
Federal Funds Sold and
Securities Purchased
Under Agreements to Resell	114	278	392	132	35	167
Lease Financing
TOTAL INTEREST EARNING
ASSETS	$2,216	$5,359	$7,575	$2,043	$3,651	$5,694

Interest Expense On:
Savings Deposits	116	906	1,022	105	849	954
Time Deposits	1,441	3,881	5,322	627	2,271	2,898
Federal Funds Purchased
and Securities Sold Under
Agreements to Repurchase	(768)	874	106	231	260	491
TOTAL INTEREST EARNING
LIABILITIES	789	5,661	6,450	963	3,380	4,343

NET INTEREST EARNINGS	$1,427	$(302)	$1,125	$1,080	$271	$1,351

NON-INTEREST INCOME

The following table compares non-interest income for the years ended December 31, 2006, 2005 and 2004:

		Increase			Increase
	Total	(Decrease)		Total	(Decrease)		Total
	2006	Amount	Percentage	2005	Amount	Percentage	2004
Services Charges on
Deposit Accounts	$6,059	$107	1.80%	$5,952	$393	7.07%	$5,559
Trust Fees	940	(23)	-2.39%	963	17	1.80%	946
Brokerage	1,357	50	3.83%	1,307	147	12.67%	1,160
Earnings on Bank Owned
Life Insurance Policies	681	(233)	-25.49%	914	471	106.32%	443
Other	1,611	(97)	-5.68%	1,708	422	32.81%	1,286

Total Non-Interest Income	$10,648	$(196)	-1.81%	$10,844	$1,450	15.44%	$9,394

Non-interest income decreased $196 thousand in 2006 primarily due to decreased earnings on bank owned life insurance (BOLI).  The decrease in earnings on BOLI is due to non-recurring income earned in 2005 of approximately $260 thousand from a death benefit received on a policy inherited through a prior bank acquisition.  In year 2006, non-interest income (fee income) contributed 17.0% of total revenue compared to 19.5% and 19.4% for the same periods in 2005 and 2004, respectively.  Overdraft fees are the largest component of service charges on deposit accounts and increased approximately 2% in 2006.  Brokerage fees increased as a result of further development of brokerage services in our newer markets.

Income from First Citizens/White and Associates Insurance Company, LLC is included in other non-interest income.   In 2004, this subsidiary brought suit to protect certain rights and earnings in 2004 were down due to related legal fees incurred.  Settlement of the subsidiary's litigation occurred early in 2005 in favor of the subsidiary and First Citizens' portion of the gain of approximately $150,000 was recorded in first quarter of 2005.  The settlement of the suit along with an overall increase in revenue from the company contributed approximately $400 thousand of the overall positive variance in non-interest income from 2004 to 2005.  Income from this subsidiary decreased $56 thousand in 2006 compared to 2005 primarily due to the non-recurring income from the litigation settlement in 2005.  Bancshares' portion of other non-interest income generated by First Citizens/White and Associates Insurance Company, LLC for the years ending 2006, 2005, and 2004 totaled $653,000, $709,000, and $315,000, respectively.

NON-INTEREST EXPENSE

The following table compares non-interest expense for the years ended December 31, 2006, 2005 and 2004 (in thousands):

		Increase			Increase
	Total	(Decrease)		Total	(Decrease)		Total
	2006	Amount	Percentage	2005	Amount	Percentage	2004
Salaries & Employee
Benefits	$15,074	$568	3.92%	$14,506	$1,176	8.82%	$13,330
Occupancy Expense	4,503	216	5.04%	4,287	384	9.84%	3,903
Other Operating Expense	6,351	189	3.07%	6,162	560	10.00%	5,602

Total Non-Interest Expense	$25,928	$973	3.90%	$24,955	$2,120	9.28%	$22,835

The non-interest expense category is dominated by salaries and benefits expense and comprises 58 percent of the total in 2006, and 58 and 56 percent in years 2005 and 2004, respectively.  Employees receive performance-based incentives based on factors including achievement of a certain Return on Equity level (calculated excluding incentives at the holding company level), accomplishing annual budget goals and attaining or exceeding business development goals.  Incentive pay totaled 10.95% of salaries and benefits compared to 11.89% in 2005 and 11.24% in 2004.  The significant expense associated with salaries and benefits is consistent with Bancshares' strategic plan to hire and retain high quality employees to provide outstanding customer service and strive for exceptional shareholder returns.

The efficiency ratio is a measurement of non-interest expense as a percentage of total revenue.  A comparison of the efficiency ratio for the years 2006, 2005 and 2004 reflects ratios of 65.44%, 64.62% and 65.46%, respectively.

The following table compares assets per employee (in thousands) for Bancshares compared to peer.  Peer information is obtained from Uniform Bank Performance Reports (UBPR) for the periods noted.

	Assets Per Employee	Assets Per Employee
December 31	FCNB	Peer Groups

2006	$3,121	$3,940
2005	$2,967	$3,860
2004	$2,903	$3,700
2003	$2,916	$3,540
2002	$2,712	$3,400

Comparison of assets per employee for the Company compared to its peers reveals that the Company is more heavily staffed than its counterparts.  This is primarily a result of the growth through acquisitions and new branches that has occurred over the past five years.  New branches have an inefficient assets-per-employee ratio and thus, dilute the total assets per employee ratio as compared to peer.  As expected, this comparison improved during 2006, as no new branches or loan production offices were added during the year.  As the company expands into two new markets in 2007, assets per employee for our company will likely continue to be less than peer.  Our commitment to the highest level of customer service may also cause the Company to continue at a level below peer due to staff required to provide exceptional level of customer service supported by our strategic objectives.

Increased occupancy expense is a result of increased depreciation and technology expenses compared to prior years due to depreciation of fixed assets related to the newer branches as well as the new operations center.  While efforts are made to ensure efficiencies in these areas, the expansion, data integrity/security and customer service strategies adopted by the board will continue to exert pressure on occupancy and depreciation expense we continue to expand into new markets.

Other operating expenses for 2006 increased approximately 3% and 10% in 2006 and 2005, respectively, primarily due to the digestion of newer branches and as a result of increasing regulatory burdens associated with Sarbanes-Oxley and Bancshares becoming an accelerated filer with the SEC during 2005.  Implementation costs for this act were approximately $200,000 for the year ended December 31, 2005 and include increased audit fees, fees paid to directors serving on a newly appointed Corporate Governance Committee, additional personnel costs, consulting and technology costs.  Advertising costs increased $197 thousand in 2005 as a result of efforts to improve brand recognition of First Citizens in newer markets.  Advertising costs continued at a level comparable to 2005 with a modest increase of $13 thousand as First Citizens continued efforts to increase brand awareness with a focus on promoting and providing exceptional customer experiences.

No impairment of goodwill has been recognized since the adoption of SFAS 142 in 2002.  Goodwill is 1.45% of total assets and 18.58% of total capital as of December 31, 2006.

INVESTMENT SECURITIES ANALYSIS

The following presents the composition of securities for the last five years:

	December 31,
	2006	2005	2004	2003	2002
U. S. Treasury & Government Agencies	$127,602	$112,803	$101,105	$102,117	$101,415
State & Political Subdivisions	44,338	41,776	39,352	38,719	35,906
All Others	5,436	6,589	6,680	8,844	5,551
Total Investment Securities	$177,376	$161,168	$147,137	$149,680	$142,872

MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 2006

The following presents contractual maturities and yields by category for debt securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within One		Year Within		Years Within		After Ten
	Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. Treasury and
Government Agencies	$9,312	4.32%	$40,892	5.92%	$22,016	4.60%	$55,382	5.73%	$127,602
State and Political
Subdivisions*	1,456	5.79%	8,439	5.38%	13,250	7.22%	21,483	6.91%	44,628
All Others	-	0.00%	1,007	6.67%	-		4,087	8.10%	5,094
Total Debt Securities	$10,768		$50,338		$35,266		$80,952		$177,324
Equity Securities									$52
Total									$177,376

*Yields on tax-exempt investments are stated on a tax-equivalent basis calculated using a federal statutory rate of 34 percent.

HELD TO MATURITY & AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 2006

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. Treasury Securities	$-	$-	$1,803	$1,793
U. S. Government Agencies and Corporation Obligations	-	-	127,423	125,809
Securities Issued by States and Political Subdivisions in
the United States :
Taxable Securities	-	-	-	-
Tax-exempt Securities	290	291	42,666	44,338
U. S. Securities:
Other Debt Securities	-	-	4,906	5,094
Equity Securities	-		10	52
Total	$290	$291	$176,808	$177,086

In addition to amounts presented above, the Bank also has $5.5 million in Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost.  FHLB and FRB stocks are listed as a separate line item on the Consolidated Balance Sheets included in Item 8 of this report.

Investments increased approximately $16 million or 10% in 2006 during a period of slow loan growth.  Purchases in 2006 were accretive to overall yields on investments.  Objectives of investment portfolio management are to provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change, and optimize investment performance.  Investments also serve as collateral for government, public funds, and large deposit accounts that exceed Federal Deposit Insured limits.  Pledged investments at year-end 2006 had a fair market value of $122 million.  Total held-to-maturity and available-for-sale investments at December 31, 2006, 2005, and 2004 were $177 million, $161 million, and $147 million, respectively.  The average expected life is 4.4 years, 4.6 years, and 4.2 years, for 2006, 2005, and 2004, respectively.  Portfolio yields steadily improved over the past three years.  Tax equivalent yield on investment securities in 2006 improved to 5.21 percent from 4.57 percent in 2005.

The company classifies investments by intent into trading, available-for-sale and held-to-maturity categories in accordance with generally accepted accounting principles.  The company held no securities in the trading category for any period presented in this report and does not expect to in 2007.  Bancshares' investment strategy is to classify most of the portfolio as available-for-sale, which are carried on the balance sheet at fair market value.  Classification of available-for-sale investments allows flexibility to actively manage the portfolio under various market conditions.  U. S. Treasuries and Agencies (including mortgage-backed securities) account for 72 percent and 70 percent of the investment portfolio as of year end 2006 and 2005, respectively.  Mortgage related investments comprise the largest percentage of U. S. Treasuries and Agencies category and account for approximately 45 percent and 40 percent of total portfolio as of year-end 2006 and 2005, respectively.  Statements of Cash Flows included in Item 8 of this report reflect reduced cash flows in 2006 as a result of the current rate environment and the company's strategy over the past 12 months to extend portfolio duration.  Cash flows for 2007 are projected to be approximately $25 million.  Bancshares continues to pursue strategies that provide a balance between steady cash flows and maintaining or improving current yields.

Also purchased were certain derivative financial instruments as described in Note 3 of the Consolidated Financial Statements, primarily to hedge interest rate fluctuations.

The following table indicates by category unrealized gains and losses within the available-for-sale portfolio as of December 31, 2006 (in thousands):

	Unrealized
	Gains	Losses	Net
U. S. Treasury Securities and Obligations of U. S.
Government Agencies and Corporations	$280	$(1,903)	$(1,623)
Obligations of States and Political Subdivisions	1,792	(121)	1,671
All Others	230	-	230
Total	$2,302	$(2,024)	$278

LOAN PORTFOLIO ANALYSIS

The following compares the loan portfolio mix as of year-end for the last five years:

	December 31,
	2006	2005	2004	2003	2002
Real Estate Loans:
Construction	$86,206	$74,817	$99,028	$71,599	$57,758
Mortgage*	$344,288	$355,792	$321,957	$305,077	$285,759
Commercial, Financial and
Agricultural Loans	$80,033	$78,086	$72,330	$70,658	$67,732
Installment Loans to
Individuals	$36,735	$37,761	$38,550	$37,401	$39,089
Other Loans	$5,021	$3,804	$4,147	$3,372	$3,142
Total Loans	$552,283	$550,260	$536,012	$488,107	$453,480

*Includes mortgage loans to be sold in secondary market.  Secondary market mortgages total $3.4 million, $3.0 million, $1.3 million, $2.4 million, and $5.9 million for 2006, 2005, 2004, 2003, and 2002, respectively.

CHANGES IN LOAN CATEGORIES

Loan growth slowed to less than 1% for the year ended December 31, 2006.  The following details the breakdown of that growth by category for 2006 (in thousands):

	Increase	Percent
	(Decrease)	Change
Real Estate Loans:
Construction	$11,389	15.22%
Mortgage	$(11,504)	-3.23%
Commercial, Financial
and Agricultural	$1,947	2.49%
Installment Loans to Individuals	$(1,026)	-2.72%
Other Loans	$1,217	31.99%
Total Loans	$2,023	0.37%

Total loans at December 31, 2006 were $552 million compared to $550 million at December 31, 2005 and $536 million at December 31, 2004.  Loans for this discussion include loans that are sold in the secondary mortgage market.  Loans to be sold in the secondary mortgage market are separately classified in the Consolidated Financial Statements included in Item 8 of this report.  Secondary market mortgages total $3.4 million, $3.0 million, $1.3 million, $2.4 million, and $5.9 million for 2006, 2005, 2004, 2003, and 2002, respectively.  See also Notes 4, 5 and 6 of the Consolidated Financial Statements included in Item 8 of this report.  Interest and fees earned on secondary mortgage loans are included in interest and fees on loans as discussed in this report.

Overall, loan growth in 2006 flattened to less than 1%.  The slowdown is primarily due to flat overall commercial real estate growth in mature markets served by First Citizens.  Construction and permanent financing of one to four family residential loans and developments has been the focus of the bank's marketing program over the past two years with residential loan rates at the lowest point in many years.  Loan growth in 2005 and 2004 was 2.65% and 9.81%, respectively.  Weaker loan growth in 2005 and 2006 can be attributed to the slowing economy and a tightening in consumer credit underwriting standards.

In spite of economic conditions, overall loan portfolio quality remains high with approximately $431 million or 78 percent of total portfolio volume recorded in real estate loans; $80 million or 14 percent in Commercial and Agricultural loans and $37 million or 7 percent of total portfolio in installment loans to consumers.  Agricultural lines have performed well over the last few years due to positive trends in crop yields and prices.  Volume of agricultural loans is (and is expected to be going forward) negatively impacted, as agricultural producers have been able to reduce their debt levels.

Portfolio quality remains strong with the ratio of net charge offs to average net loans outstanding for the years of 2006, 2005, and 2004 at 0.23%, 0.09%, and 0.16%, respectively.  Non performing assets as a percent of total loans plus foreclosed property at current year end represent 0.57% compared to 0.38% and 0.51% at year end 2005 and 2004, respectively.  A very small volume of significant balance loans account for the increase in net charge offs and increase in other real estate owned.  A negative trend in problem credits and charge offs was expected given industry historical trends during rising rate environment.  However, strong credit risk management provides a means for timely identification and assessment of problem credits in order to minimize losses.  Negative trends in problem credits are not expected to increase materially.  The loan loss reserve as a percent of loans is 1.13% slightly below the 1.15-1.25 percent range maintained over the past five years.  Overall, loan demand over the next twelve months is expected to grow approximately 5 percent based on expansion into new markets, expected economic conditions of markets served and growth of the customer base in existing markets.

Unemployment rates serve as one measurement tool to evaluate the stability and condition of local economies of our markets.  No significant negative trends were noted over the last 12 months or are expected in the near term.  Unemployment rates for year-end 2006, 2005 and 2004 in Tennessee counties served during 2006 are as follows:

	2006	2005	2004
Dyer	4.9%	5.6%	5.8%
Fayette	8.4%	8.6%	12.0%
Lauderdale	6.5%	7.8%	10.0%
Obion	5.2%	5.3%	5.9%
Shelby	5.0%	5.6%	6.2%
Tipton	4.9%	5.3%	6.5%
Weakley	5.1%	5.5%	5.5%

Unemployment rates for the state of Tennessee as of the end of each quarter of 2006 were 5.4%, 5.6%, 4.6%, and 4.7%, consecutively.

The following data details the internally classified loans by category as of December 31, 2006 (in thousands):

Category	Total	Internally	Problem Loans %
	Outstanding	Classified	of Category
Residential Real Estate	$191,832	$4,665	2.43%
Home Equity Lines	21,615	143	0.66%
Ag. Real Estate	29,728	148	0.50%
Commercial Real Estate	167,200	5,179	3.10%
Commercial Other	51,845	423	0.82%
Installment Loans	35,463	170	0.48%

Internally classified loans are those loans that have certain characteristics or circumstances that warrant additional monitoring of credit quality and may require specific reserve allocations as determined in accordance with SFAS No. 114.

Real estate loans account for approximately 78% of the total loan portfolio.  Within real estate loans, residential mortgage loans (including residential construction) are the largest category comprising 38% of total loans, which historically have low loan loss experience.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, Bancshares will strive to maintain real estate loan portfolio diversification.  The following table lists categories of real estate loans, volume and category type as a percentage of total loans and loan policy limits established for each category:

		Actual	Policy
Category	Volume	Percentage	Percentage

Agricultural	$29,728	5.48%	20.00%
Land Acquisition Development
& Commercial Construction	$13,383	2.47%	10.00%
Commercial Permanent	$145,044	26.74%	30.00%
Residential Construction	$48,163	8.88%	10.00%
Residential Mortgage	$162,508	29.96%	40.00%

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

Collateral	Max. Amortization	Max LTV
Real Estate	Various (see discussion)	Various (see discussion)
Equipment**	5 Years	75%
Inventory	5 Years	50%
Accounts Receivable	5 Years	75%
Livestock	5 Years	80%
Crops	1 Year	50%
Securities*	10 Years	75%	(Listed)
		50%	(Unlisted)

*Maximum LTV on margin stocks (stocks not listed on a national exchange) when proceeds are used to purchase or carry same shall be 50%.

**New farm equipment can be amortized over seven years.

Bancshares' policy further manages risk in the real estate portfolio by adherence to supervisory limits in regards to loan to value percentages, as designated by the following categories:

Loan Category	LTV Limit

Raw Land	65%
Land Development or Farmland	75%
Construction:
Commercial, Multi-Family, and Other Non-Residential	80%
1-4 Family Residential	80%
Improved Property	80%
Owner-Occupied 1-4 Family and Home Equity	80%
Home Equity Lines	90%
Non-Owner Occupied 1-4 Family Residential	75%

Multi-family construction loans include loans secured by cooperatives and condominiums.

On an approved exception basis, loans may be approved in excess of the LTV limits, provided that:

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

AMORTIZATION SCHEDULES

Loan policy requires every loan to have a documented repayment arrangement.  While reasonable flexibility is necessary to meet credit needs of customers, in general all loans should be repaid within the following time frames:

Loan Category	Amortized Period

Raw Land	10 years
Construction	1 year
Commercial, Multi-family, and Other Non-residential	20 years
1-4 Family Residential	20 years
Improved Property Farmland	20 years
Owner-occupied 1-4 Family and Home Equity	20 years

AVERAGE LOAN YIELDS

The average yield on loans of the subsidiary bank for the years indicated are as follows:

2006 - 7.82%
2005 - 7.05%
2004 - 6.48%
2003 - 7.17%
2002 - 7.93%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was approximately $111 million at year end.  Other information in reference to commitments and standby letter of credits is included in Note 18 of the Consolidated Financial Statements included in Item 8 of this report.

LOAN MATURITIES

Contractual maturities of loans as of December 31, 2006, are as follows:

		Due After
	Due in One	One Year but	Due After
	Year or Less	Within Five Years	Five Years
Real Estate	$152,558	$201,749	$76,187
Commercial, Financial
and Agricultural	$41,548	$38,433	$5,073
All Other Loans	$10,810	$25,735	$190
TOTALS	$204,916	$265,917	$81,450

Loans with Maturities After One Year for which:

Interest Rates are Fixed or Predetermined:	$170,830
Interest Rates are Floating or Adjustable:	$176,537

The degree of interest rate risk to which a bank is subjected can be controlled through a well-defined funds management program.  Bancshares controls interest rate risk by matching assets and liabilities, better explained by employing interest-sensitive funds in assets that are also interest sensitive.  Overall, Bancshares remains in a fairly neutral position in terms of interest rate risk as evidenced by flat net interest margins during a two-year period in which federal funds rates increased 425 basis points.  In 2006, Bancshares became slightly liability sensitive which means that liabilities reprice at a faster rate than assets.  Thus, in a rising rate environment (with a normal yield curve) net interest income would decline, while a flat rate or a lower rate environment would result in improved interest rate margins and net income.  Approximately $205 million or 37% of loans will mature immediately or over the next twelve months, while $266 million or 48% of outstanding loans will mature after one year, but within five years.  Only $81 million or approximately 15% of outstanding loans bear maturities of greater than five years.

NON-PERFORMING LOANS

Non-accrual, Restructured and Past Due Loans and Foreclosed Properties and related ratios as of December 31 for each of the years presented are as follows:

	2006	2005	2004	2003	2002
Non-accrual Loans	$371	$1,524	$1,581	$1,174	$2,216
Restructured Loans	-	-	-	-	-
Foreclosed Property Other Real Estate,	1,815	129	337	535	1,730
Other Repossessed Assets	-	-	2	-	-
Loans and Leases 90 days past due and still
Accruing interest	945	431	798	223	1,701
Total Non-performing Loans and Other Assets	$3,131	$2,084	$2,718	$1,932	$5,647

Non-Performing Assets as a Percent of Loans and
Leases Plus Foreclosed Property at End of Year	0.57%	0.38%	0.51%	0.39%	1.25%
Allowance as a Percent of:
Non-Performing Assets	198.37%	327.74%	229.54%	316.97%	99.21%
Gross Loans	1.13%	1.25%	1.16%	1.25%	1.24%
Addition to Reserve as a Percent of Charge-Offs	44.41%	167.56%	90.44%	237.80%	179.00%
Loans and Leases 90 days past due as a Percent of
Loans and Leases at Year-end	0.24%	0.36%	0.44%	0.04%	0.37%
Recoveries as a Percent of Gross Charge-offs	15.34%	25.95%	20.66%	55.38%	51.34%

Non-performing assets consist of non-accrual loans, restructured loans, foreclosed properties, and loans and leases 90 days past due and still accruing interest.  Non-performing assets as a percent of total loan portfolio at December 31, 2006, 2005 and 2004 were $3.1 million or 0.57%, $2.1 million or 0.38%, and $2.7 million or 0.51% of total loans plus foreclosed property, respectively.  Loans and leases 90 days past due and still accruing interest total $945 thousand as of year-end 2006 compared to  $431 thousand as of year-end 2005 and $798 thousand in 2004.  The allowance for loan loss as a percent of non-performing assets was 198%, 328%, and 230%, as of December 31, 2006, 2005, and 2004, respectively.  The allowance as a percent of gross loans for the same time periods was 1.13%, 1.25% and 1.16%.  A very small number of problem credits have negatively impacted the ratios related to non-performing assets as noted in the table above.  The most significant increase is in other real estate and is the result of foreclosure on a residential property with a current estimated fair market value of $1.5 million.

Categorization of a loan as non-performing is not in itself a reliable indicator of potential loan loss. Policy states that the bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 days past due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term.  A debt is well secured if it is secured (1) by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.  Loans that represent a potential loss are adequately reserved for in the allowance for loan losses.

Interest income on loans is recorded on an accrual basis.  The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses.  The gross interest income that would have been recorded for the twelve months ending December 31, 2006 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $25,000 compared to $96,000 for the same period in 2005.  Interest income on loans reported as ninety days past due and on interest accrual status was $147,000 for 2006 and $86,000 for 2005.  Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans".  Bancshares has no Restructured Loans for the period being reported.

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

LOAN LOSS EXPERIENCE & RESERVE FOR LOAN LOSSES

	2006	2005	2004	2003	2002
Average net loans outstanding	$557,088	$538,789	$513,678	$411,890	$359,296
Balance of reserve for loan losses
at beginning of period	6,830	6,239	6,124	5,653	4,015
Loans charged off	(1,538)	(632)	(1,036)	(919)	(1,743)
Recovery of loans previously charged off	236	164	214	509	895
Net loans charged off	(1,302)	(468)	(822)	(410)	(848)
Additions to reserve charged to expense	683	1,059	937	975	1,518
Changes incident to mergers	-	-	-	(94)	968
Balance at end of period	$6,211	$6,830	$6,239	$6,124	$5,653

Ratio of net charge-offs to average net
loans outstanding	0.23%	0.09%	0.16%	0.08%	0.20%

The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years.  The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.  Changes to the Reserve Account for the year just ended consisted of (1) loans charged off of $1.5 million, (2) recovery of loans previously charged off $236 thousand, and (3) additions to reserves totaling $683 thousand.  As discussed above, a small volume of loans accounts for the increase in net charge-offs.  The charge-offs are considered isolated incidences and are spread among various markets served by First Citizens.  The charge-offs and increase in non-performing assets do not appear to indicate material negative trends within a specific pool of loans or within a specific market.  Decreased provision for loan losses in 2006 compared to prior years is a result of slower loan growth in 2006 and adequacy of current level of reserves without requiring additional provision during fourth quarter 2006.  Provision for loan losses in excess of net charge-offs in years presented above prior to 2006 is primarily related to additional provision considered necessary in relation to loan growth.

The following table identifies charge-offs and recoveries by category for the years presented:

	2006	2005	2004	2003	2002
Charge-offs:
Domestic:
Commercial, financial & agricultural	$(447)	$(139)	$(459)	$(139)	$(188)
Real estate-construction	-	(242)	(115)	-	-
Real estate-mortgage	(685)	(62)	(138)	(398)	(803)
Installment loans to individuals & credit cards	(406)	(189)	(324)	(382)	(752)
Total charge-offs	$(1,538)	$(632)	$(1,036)	$(919)	$(1,743)

Recoveries:
Domestic:
Commercial, financial & agricultural	$76	$62	$66	$142	$91
Real estate-construction	-	10	3	-	-
Real estate-mortgage	51	4	37	237	565
Installment loans to individuals & credit cards	109	88	108	130	239
Total recoveries	$236	$164	$214	$509	$895
Net charge-offs	$(1,302)	$(468)	$(822)	$(410)	$(848)

An analysis of the allocation of the Allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, May, August, and November) and reported to the board at its meeting immediately preceding quarter-end.  The allowance for loan losses is estimated using methods consistent with generally accepted accounting principles as well as regulatory guidance on the allowance.  Such guidance considered specifically includes but is not limited to SFAS 114 and 118 and the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued December 13, 2006.

The evaluation of the adequacy of the allowance includes the identification of impaired loans and allocation of specific reserves if considered necessary on a case-by-case basis for significant loans.  A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractual terms of the loan. Impairment occurs under the following circumstances:  (1) Impairment of a loan shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair Value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value.  Specific reserve allocations shall be made for loans found to be collateral or interest cash flow deficient.  In addition an allowance shall be determined for pools of loans including all other criticized assets as well as small homogeneous loans managed by delinquency. Impairment decisions are reported to the Board of Directors and in external reports as required by regulations.  Income recognition from impaired loans is determined in accordance with generally accepted accounting principles, as well as financial institution regulatory guidance.

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss.

Credit risk management process also includes an annual review of minimum of 70% of the gross portfolio less installment loans.  The loan review function is independent of the lending process itself and results of loan review are reported to the Board.  In addition, any single note or series of notes directly or indirectly related to one borrower which equals 25% of the bank's legal lending limit are included in the review.  The results of loan review as well as current portfolio mix by rating are incorporated into the quarterly evaluation of the allowance for loan losses.

Examples of factors taken into consideration during assessment of loan quality for rating purposes, for independent loan review, and for evaluation of the adequacy of the allowance for loan losses include but are not limited to the following:

Economic conditions, management experience and depth, credit history, business conditions, sources of repayment, debt service coverage ratios, financial condition of borrower(s) and/or guarantor(s), deposit relationship, payment history, collateral values, adherence to loan policy and adherence to loan documentation requirements.

REPOSSESSED REAL PROPERTY

The book value of repossessed real property was $1.8 million at December 31, 2006 compared to $129 thousand in 2005 and $337 thousand in 2004.  Marketing plans are currently in place for all properties held as of December 31, 2006.  The significant increase from 2005 to 2006 consists primarily of one residential property valued at $1.5 million.  Accounting for adjustments to the value of Other Real Estate when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the lesser of its appraised value or the loan balance.  Any reduction in value is charged to the allowance for possible loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Such adjustments are charged directly to expense.

COMPOSITION OF DEPOSITS

The average amount of deposits and rates paid on such deposits are summarized for the three years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing demand deposits	$90,360	0.00%	$78,586	0.00%	$72,272	0.00%
Savings deposits	$197,115	1.66%	$190,106	1.18%	$181,164	0.71%
Time deposits	$365,839	4.26%	$331,973	3.09%	$311,671	2.36%
Total deposits	$653,314	2.88%	$600,665	2.08%	$565,107	1.53%

Market share data for the Tennessee Counties served by First Citizens is included in Item 1 Banking Business of this report.  As noted in Item 1, First Citizens is the market share leader in six of the seven counties it serves with approximately 20% of the market share.  Shelby County is the one market that First Citizens participates in but is not the leader due to the diversity and large number of institutions in that market as well as the length of time that First Citizens has been competing there.   First State Bank, a competitor in markets of First Citizens was second in market share accounting for approximately 18.9% of total deposits.  Bancshares' average deposits for 2006 were $653 million at an average rate of 2.88% compared to $601 million at an average rate of 2.08% in 2005 and $565 million at an average rate of 1.56% in 2004.  The increase in the average cost of deposits is due to the impact of rising rate environment and competitive factors on time deposits.  The current market and competitive environment has resulted in fierce competition in pricing of time deposits in 2005 and 2006.  First Citizens does not compete solely on price as strategies are focused more on customer relationships that attract and retain core deposit customers rather than time deposits.

The success of overall deposit strategies over the past two years resulted in net growth from $592 million at year-end 2004 to $635 million at year-end 2005 to $666 million at year-end 2006.  Core deposits serve as a source of liquidity for Bancshares.  Consistent with strategies to increase core deposits, average deposits balances in the previous table illustrate growth of core deposits in both demand and savings categories.  In the current rate environment, all markets have demanded a competitively priced interest-bearing transaction account.  As a result evidenced in our Statements of Cash Flows, transaction deposit accounts increased approximately $9 million in 2006 and $19 million in 2005.  Over the past three years, core deposits strategies have been focused primarily on two interest-bearing transaction accounts, Wall Street and First Rate accounts.  These two accounts accounted for approximately half of savings deposits for each of the past three years.  First Citizens also continues to offer free checking to attract and retain deposit relationships.  Demand deposits experienced strong growth in excess of 12 percent for each of the past two years.

Time deposits grew in excess of $20 million for each of the past two years.  Time deposits over $100,000 comprise 51.8% of total time deposits as of year-end 2006 compared to 51.5% at year-end 2005.  Approximately 90% of over $100,000 time deposits will reprice over the next twelve months as a result of established strategies to deal with the current competitive market and rate environment.

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER

Deposits over $100,000 increased $12 million or 7% from 2005 to 2006.  The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on the books of the bank on December 31, 2006 and 2005 (in thousands).

	2006		2005
	Amount	Percent	Amount	Percent
Maturing in:
3 months or less	$48,963	25.55%	$56,725	31.64%
Over 3 through 12 months	124,604	65.02%	86,509	48.25%
Over 12 months	18,081	9.43%	36,062	20.11%
Total	$191,648	100.00%	$179,296	100.00%

OTHER BORROWINGS

In addition to deposits, Bancshares used a combination of short-term and long-term borrowings to supplement its funding needs.  Short-term borrowings consist of a Treasury, Tax & Loan demand note, federal funds purchased and short term advances from the Federal Home Loan Bank.  The short-term borrowings table below reflects the maximum amount of borrowings at any month end during the respective years.  Short-term borrowings are used to manage fluctuations in liquidity based on seasonality of agricultural production loans and other factors.  The maximum amount of borrowings in any given month during 2006 was significantly less than 2005 and 2004 due to the level of federal funds sold at the beginning of the year as well as slower loan growth during 2006 as compared to the prior two years.  See also the Short Term Borrowings footnote included in the Consolidated Financial Statements in Item 8 of this report.

The following presents short-term borrowing balances at year end, maximum borrowings at month end during the year and average cost for the periods presented (in thousands):

	2006	2005	2004
Amount outstanding-end of period	$1,000	$1,000	$1,000
Maximum amount of borrowings at
any month end during the year	$13,155	$26,217	$25,732
Year-to-date daily average	$4,501	$6,527	$9,656
Weighted average cost	4.98%	3.54%	1.43%

Long-term debt at the holding company level consists of a revolving line of credit with First Tennessee Bank and trust-preferred debt.  The subsidiary bank's long-term debt consists of advances from the Federal Home Loan Bank.  In 2006, as a result of slow loan growth, solid deposit growth and inverted yield curve, the Company reduced long-term debt at the subsidiary bank by $17.5 million.  Average volume of FHLB advances for 2006 was $58 million at an average rate of 5.67% compared to $73 million at an average rate of 4.87% in 2005 and $69 million at an average rate of 5.12% in 2004. The average remaining maturity for FHLB long-term borrowings is 5 years.  Federal Home Loan Bank borrowings are comprised of fixed rate positions ranging from 3.99% to 6.55%.  Most of the FHLB borrowings have quarterly call features and maturities range from 2008 to 2011.  If an advance is called, the Company has the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  Under the current and forecasted rate environments, borrowings with call features in place are not likely to be called and therefore are not included in current liabilities on the Consolidated Balance Sheet included in Item 8 of this report.  Debt at Bancshares has variable rates and consists of Correspondent debt and Trust Preferred debt affiliated with a prior acquisition.  Bancshares strategically reduced its debt by approximately $1 million during 2006.   Liquidity management and long term borrowings are discussed within the Liquidity section of this report.

The following presents average volumes, rates, maturities, and re-pricing frequencies for long-term debt for the year ended December 31, 2006 (in thousands):

	Average	Average	Average	Repricing
	Volume	Rate	Maturity	Frequency
FHLB borrowings	$58,182	5.67%	4 Years	Fixed
Revolving line of credit	2,236	6.93%	1 year	Variable
Trust preferred debt	10,310	7.89%	26 years	Variable

CAPITAL RESOURCES

The following presents return on equity and assets for the years presented:

	2006	2005	2004	2003	2002
Percentage of Net Income to:
Average Total Assets	1.10%	1.10%	1.08%	1.09%	1.27%
Average Shareholders Equity	13.88%	13.71%	13.56%	13.88%	15.05%
Percentage of Dividends Declared
to Net Income	46.04%	47.03%	50.83%	50.49%	48.66%
Percentage of Average Equity
to Average Assets	7.93%	8.01%	7.95%	7.91%	8.43%

Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

2006	2005	2004	2003	2002
8.36%	7.80%	7.92%	7.86%	9.25%

Total capital increased 9.19% to $69.5 million in 2006 from $63.6 million at year-end 2005.  Growth in capital during 2006 is from undistributed net income coupled with increases in other comprehensive income from improved fair market values of available-for-sale investments securities.  Adjustments to capital resulting from changes in market value of available-for-sale securities and cash flow hedge, are made quarterly and contributed $1 million to the growth in 2006.  Bancshares has historically maintained capital in excess of minimum levels established by regulation and reflects continuous improvement when comparing previous years.  The risk based capital ratio of 12.5% percent at December 31, 2006 was significantly in excess of the 8 percent mandated by regulation.  This ratio has been maintained in the 10-12 percent range over the past three years.  Total capital as a percentage of total assets was 8.36%, 7.80%, and 7.92% at December 31, 2006, 2005, and 2004, respectively.

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

Dividends for 2006 were increased $0.04 to $1.16 per share from $1.12 per share in 2005 and 2004.  Bancshares continues its trend over the last several years with dividend payout ratio and dividend yield in excess of average reported for the Southeast Bank Group as tracked by Mercer Capital.  The dividend payout ratio is 46.04% in 2006 compared to 47.06% in 2005 and 50.83% in 2004.  The projected payout ratio for 2007 is in the range of 45-50 percent.  Dividend payout for Southeast Bank Group for 2006 was 33.33%.  The dividend yield in 2006 is 3.52 percent compared to 3.61 percent in 2005.  The dividend yield for Southeast Bank Group is 2.00% for 2006.

As of year-end 2006, there are approximately $11.8 million of retained earnings available for the payment of future dividends from First Citizens National Bank to Bancshares.  Banking regulations require certain capital levels to be maintained and may limit dividends paid by the bank to the holding company or by the holding company to shareholders.  These restrictions pose no practical limit on the ability of the bank or bank holding company to pay dividends at historical levels.

Bancshares has repurchased 85,500 shares of its common stock and the treasury stock has weighted average cost basis of $25.64 per share.  Approximately 4,600 treasury shares were repurchased during 2006 at a weighted average cost of $33.66 per share.  Also, approximately 1,700 shares of treasury stock were sold in 2006 at a weighted average price of $34.00 per share.  There are no publicly announced plans or programs to repurchase shares in place during the periods presented or subsequently primarily due to Bancshares current strategy to reduce debt at the holding company level.

AGGREGATE CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations are due as follows:

	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Unfunded Loan Commitments	$107,212	$107,212	$-	$-	$-
Standby Letters of Credit	4,184	4,184	-	-	-
Long Term Debt*	59,538	2,173	3,134	42,939	11,292
Capital Lease Obligations	-	-	-	-	-
Operating Leases	481	201	278	2	-
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities	-	-	-	-	-
Total	$171,415	$113,770	$3,412	$42,941	$11,292

                *Long-term debt is presented as principal only excluding interest.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is managed in a manner to ensure the availability of ample funding to satisfy loan demand, fund investment opportunities, and large deposit withdrawals.  Primary funding sources for Bancshares includes customer core deposits, Federal Home Loan Bank borrowings, as well as correspondent bank and other borrowings.  Customer based sources accounted for 87 percent of funding for the current year versus 84 percent for the prior year.  Borrowed funds from the Federal Home Loan Bank amounted to 6.3 percent ($48 million) of total funding at year-end 2006 compared to 8.7 percent ($65 million) of total funding at year-end 2005.  The Bank had additional borrowing capacity of approximately $16 million with Federal Home Loan Bank at year-end 2006.  The Bank also has lines of credit for federal funds purchases totaling $52.5 million with four correspondent banks.  As of December 31, 2006, First Citizens held $23 million in short term Certificates of Deposit from the State of Tennessee and held $31 million in brokered Certificates of Deposit, representing 4.65% of total deposits.  Brokered time deposits were approximately $22 million and 3.5% of total deposits as of the prior year-end.

Bancshares' liquidity position is further strengthened by ready access to a diversified base of wholesale borrowings which include lines of credit with the Federal Home Loan Bank, FTN Financial, federal funds purchased, securities sold under agreements to repurchase, Brokered certificates of deposit and others.  Bancshares has a line of credit for $13 million earmarked for acquisitions and other financial needs of the holding company with approximately $11.5 million available at year-end 2006.  Bancshares has a crisis contingency liquidity plan to defend against any material downturn in the liquidity position.

When evaluating liquidity, comparison is made between funding needs and the current level of liquidity, plus liquidity that would likely be available from other sources. This comparison provides a means for determining whether funds management practices are adequate. Management should be able to manage unplanned changes in funding sources, as well as react to changes in market conditions that could hinder the bank's ability to quickly liquidate assets with minimal loss.  Funds management practices are designed and implemented to ensure that Bancshares does not maintain liquidity by paying up for funds or by relying unduly on wholesale or credit-sensitive funding sources.  Office of the Comptroller of the Currency has established benchmarks to be used for guidelines in managing liquidity. The following areas are considered liquidity Red Flags:

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

Liquidity is an ongoing concern of the company's Funds Management Committee, which continues to seek alternative funding sources conducive to net interest margin strategies.  The following table reflects the liquidity position of First Citizens National Bank as of December 31, 2006 and 2005 in comparison to the OCC Liquidity Benchmarks.

OCC Liquidity Benchmark	12/31/2006	12/31/2005

Short Term Liabilities/ Total Assets > 20%	20.12%	16.90%

On Hand Liquidity to Total Liabilities < 8%	8.56%	7.98%

Loan to Deposits < 80%	82.91%	86.55%

Wholesale Funds/Total Sources > 15%	14.71%	17.58%

Non Core Funding Dependence > 20%	50.73%	48.06%

The above comparison is one quantitative means of monitoring liquidity levels.  However, other quantitative and qualitative factors are considered in the overall risk management process for liquidity.  Such other factors evaluated by management include but not limited to diversification of funding sources, degree of reliance on short-term volatile funding sources, deposit volume trends and stability of deposits.  There are no known trends or uncertainties that are likely to have a material effect on Bancshares' liquidity or capital resources. There currently exist no recommendations by regulatory authorities, which, if implemented, would have such an effect.  There are no matters of which management is aware that have not been disclosed.

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

Bancshares exposure to interest rate risk is well within established policy limits as noted in the table below.  The interest rate risk position has shifted from slightly asset sensitive to slight liability sensitive during 2006.  Thus, Bancshares net interest margin could benefit from a slight decrease in rates and could be diluted by further increases in rates over the next 12 months.  Bancshares' fairly neutral position in terms of interest rate risk over the two-year period of interest rate hikes is evidenced by the following comparison of the federal funds rate compared to net yield on average earning assets:

Interest rate risk is separated and analyzed according to the following categories of risk: (1) re-pricing (2) yield curve (3) option risk (4) price risk and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy.  Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the bank's gap position or asset/liability management strategies.  The following data schedule reflects a summary of Bancshares' interest rate risk using simulations. The projected 12-month exposure is based on different rate movements (flat, rising, or declining).  In a rising rate cycle, non-maturity deposits will not re-price until a 100 basis point rise takes place.  In a declining rate cycle, non-maturity deposits will re-price with market conditions when deposits hit a floor position.

Interest Rate Risk
December 2006
(In Thousands)

Tier 1 Capital                              $67,418

Projected 12-Month Exposure

	Rate					POLICY
	Moves In	Current	Possible		% of Net Int	% of Net Int
Net Interest Income Levels	Basis Pts	Position	Scenarios	Variance	Income	Income
Declining 2	(200)	$27,237	$27,316	$79	0.3%	-20.00%
Declining 1	(100)	27,237	27,432	195	0.7%	-10.00%
Most Likely-Base	0	27,237	27,237	-	0.00%	0.00%
Rising 1	100	27,237	26,859	(378)	-1.4%	-10.00%
Rising 2	200	27,237	26,278	(959)	-3.5%	-25.00%

Notes: Net interest income as presented in the preceding table assumes that interest rates would change immediately within the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen.

Bancshares monitors and employs multiple strategies to continuously manage interest rate risk and liquidity at acceptable levels.  Such strategies include but are not limited to use of Federal Home Loan Bank borrowings, adjustment of re-pricing date of loans, use of interest rate swaps, and investments in mortgage back investments that enables the company to have constant cash inflows.  The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities.

CONDENSED GAP REPORT
CURRENT BALANCES
DECEMBER 31, 2006

		3-12	1-3	3-5	>5	Non
	< 3 Mon	Months	Years	Years	Years	Sensitive
	Bal	Bal	Bal	Bal	Bal	Bal	Total

Assets:

Total Cash and Due
From	$-	$-	$-	$-	$-	$19,597	$19,597
Total Investments	7,959	22,519	57,792	42,036	46,794	276	177,376

Total Fed Funds Sold	12,948	-	-	-	-	-	12,948
Total Net Loans	222,300	113,234	163,322	53,427	-	(6,211)	546,072

Total Other Assets	-	-	-	-	-	75,427	75,427
Total Assets	$243,207	$135,753	$221,114	$95,463	$46,794	$89,089	$831,420

Liabilities:

Total Demand	$-	$-	$-	$-	$-	$95,048	$95,048
Total Savings	122,985	-	25,942	27,681	24,261	-	200,869
Total Time	87,359	234,332	39,573	8,264	618	-	370,146
Total Deposits	210,344	234,332	65,515	35,945	24,879	95,048	666,063

Total Borrowings	35,423	6,437	10,159	40,500	-	-	92,519
Other Liabilities	-	-	-	-	-	3,340	3,340
Total Other Liabilities	35,423	6,437	10,159	40,500	-	3,340	95,859
Total Liabilities	245,767	240,769	75,674	76,445	24,879	98,388	761,922

Total Equity	-	-	-	-	-	69,498	69,498

Total Liabilities/Equity	$245,767	$240,769	$75,674	$76,445	$24,879	$167,886	$831,420

Period Gap	(2,560)	(105,016)	145,440	19,018	21,915	(78,797)	-
Cumulative Gap	(2,560)	(107,576)	37,864	56,882	78,797	-	-
RSA/RSL	98.96%	56.38%	292.19%	124.88%	188.09%	53.07%	0.00%

CONDENSED GAP REPORT
CURRENT BALANCES
DECEMBER 31, 2005

		3-12	1-3	3-5	>5	Non
	< 3 Mon	Months	Years	Years	Years	Sensitive
	Bal	Bal	Bal	Bal	Bal	Bal	Total

Assets:

Total Cash and Due
From	$-	$-	$-	$-	$-	$15,808	$15,808
Total Investments	9,068	17,842	56,580	38,523	40,354	(1,199)	161,168

Total Fed Funds Sold	24,878	-	-	-	-	-	24,878
Total Net Loans	228,134	91,331	171,713	58,503	-	(6,251)	543,430

Total Other Assets	-	-	-	-	-	70,465	70,465
Total Assets	$262,080	$109,173	$228,293	$97,026	$40,354	$78,823	$815,749

Liabilities:

Total Demand	$-	$-	$-	$-	$-	$83,970	$83,970
Total Savings	57,483	-	24,834	24,649	51,225	44,828	203,019
Total Time	93,365	164,515	77,251	12,990	399	-	348,520
Total Deposits	150,848	164,515	102,085	37,639	51,624	128,798	635,509

Total Borrowings	38,013	6,873	14,201	36,294	18,500	-	113,881
Other Liabilities	-	-	-	-	-	2,713	2,713
Total Other Liabilities	38,013	6,873	14,201	36,294	18,500	2,713	116,594
Total Liabilities	188,861	171,388	116,286	73,933	70,124	131,511	752,103

Total Equity	-	-	-	-	-	63,646	63,646

Total Liabilities/Equity	$188,861	$171,388	$116,286	$73,933	$70,124	$195,157	$815,749

Period Gap	73,219	(62,215)	112,007	23,093	(29,770)	(116,334)	-
Cumulative Gap	73,219	11,004	123,011	146,104	116,334	-	-
RSA/RSL	138.77%	63.70%	196.32%	131.24%	57.55%	40.39%	0.00%

NOTES TO THE GAP REPORTS

1.             The gap report reflects the interest sensitivity positions during a flat rate environment.  Time frames could change depending on whether rates rise or fall.

2.             Re-pricing overrides maturities in various time frames.

3.             Demand deposits, considered to be core, are placed in the last time frame due to lack of interest sensitivity.

4.             Savings accounts, also considered core, are split into various time frames based on characteristics of the various accounts and pricing strategies related to those accounts.  In a flat rate environment, regular savings     accounts tend not to re-price or liquidate and become price sensitive only after a major increase in the 6-month CD rate.  However, First Rate and Wall Street deposit products are more rate sensitive and therefore      placed in the variable category of less than three months.

5.             Simulations are utilized to reflect the impact of multiple rate scenarios on net interest income at risk, net income at risk and economic value of equity at risk.  Strategies are implemented to increase net interest income, while always considering the impact on interest rate risk.  Overall, the bank manages the gap between rate sensitive liabilities to expand and contract with the rate cycle phase.  The bank's Funds Management Committee (FMC) is responsible for implementing and monitoring procedures to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to less than 25% of assets, unless they are funded with matched deposits or borrowings.

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

Management has assessed the effectiveness of Bancshares' internal controls over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2006, Bancshares' internal control over financial reporting is effective.

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
                                                                                                                                                                                                      Center for Public Company Audit Firms
                                                                                                                                                                                                      Employee Benefit Plan Audit Quality Center - AICPA

                                                                                                                                                                                                      www.atacpa.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
First Citizens Bancshares, Inc.
Dyersburg, Tennessee 38024

We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management's Assessment as to the Effectiveness of Internal Control over Financial Reporting, that First Citizens Bancshares, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Citizens Bancshares, Inc. and its subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and its subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management's assessment that First Citizens Bancshares, Inc. and its subsidiaries, maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, First Citizens Bancshares, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  ALEXANDER THOMPSON ARNOLD PLLC

Dyersburg, Tennessee

February 23, 2007

Alamo, TN Dyersburg, TN Fulton, KY Henderson, TN Jackson, TN	Martin, TN Milan, TN McKenzie, TN Paris, TN Trenton, TN Union City, TN

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(in thousands)

	December 31, 2006	December 31, 2005
ASSETS

Cash and due from banks	$19,597	$15,808
Federal funds sold	12,948	24,878
Cash and cash equivalents	32,545	40,686
Investment securities:
Trading investments-stated at market	-	-
Held-to-Maturity, at amortized cost, fair
value of $291 at December 31, 2006
and $296 at December 31, 2005	290	290
Available-for-Sale, stated at market	177,086	160,878
Loans (excluding unearned income of $311 at December 31, 2006
and $462 at December 31, 2005)	548,834	547,217
Less: allowance for loan losses	6,211	6,830
Net loans	542,623	540,387
Loans held-for-sale	3,449	3,043
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,505	5,258
Premises and equipment	28,234	27,642
Accrued interest receivable	6,760	5,478
Goodwill	11,825	11,825
Other intangible assets	458	542
Other real estate	1,815	129
Bank owned life insurance policies	17,224	16,013
Other assets	3,606	3,578
TOTAL ASSETS	$831,420	$815,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$95,048	$83,970
Time	370,146	348,520
Savings	200,869	203,019
Total deposits	666,063	635,509
Securities sold under agreements to
repurchase	31,981	34,753
Federal funds purchased and other short
term borrowings	1,000	1,000
Long-term debt	59,538	78,128
Other liabilities	3,340	2,713
Total liabilities	761,922	752,103
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at December 31, 2006 and 3,717,593
issued and outstanding at December 31, 2005	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	52,532	47,591
Accumulated other comprehensive income	108	(900)
Total common stock and retained earnings	71,689	65,740
Less-85,500 treasury shares, at cost as of December 31, 2006
and 82,585 shares at cost at December 31, 2005	2,191	2,094
Total shareholders' equity	69,498	63,646

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$831,420	$815,749

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(In Thousands Except Per Share Data)
Interest Income
Interest and fees on loans	$43,557	$37,991	$33,302
Interest and dividends on investment securities:
Taxable	5,719	4,342	3,872
Tax-exempt	1,807	1,658	1,469
Dividends	359	362	297
Other interest income	670	261	77
Total interest income	52,112	44,614	39,017

Interest Expense
Interest on Deposits	18,832	12,488	8,636
Interest on borrowings	4,370	4,404	4,247
Other Interest Expense	940	800	466
Total Interest Expense	24,142	17,692	13,349
Net Interest Income	27,970	26,922	25,668

Provision for Loan Losses	683	1,059	937
Net Interest Income After Provision for Loan Losses	27,287	25,863	24,731

Other Income
Income From Fiduciary Activities	940	963	946
Service Charges on Deposit Accounts	6,059	5,952	5,559
Brokerage Fees	1,357	1,307	1,160
Earnings on bank owned life insurance	681	914	443
Securities Gains (Losses) - Net	-	(19)	210
Other Income	1,611	1,727	1,076
Total Other Income	10,648	10,844	9,394

Other Expenses
Salaries and Employee Benefits	15,074	14,506	13,330
Net Occupancy Expense	1,591	1,701	1,551
Depreciation	2,059	1,882	1,625
Data Processing Expense	853	704	727
Legal and Professional Fees	284	250	293
Stationary and Office Supplies	284	303	276
Amortization of Intangibles	85	85	85
Advertising and Promotions	654	641	444
Other Expenses	5,044	4,883	4,504
Total Other Expenses	25,928	24,955	22,835

Net Income Before Income Taxes	12,007	11,752	11,290
Provision for Income Tax Expense	2,850	3,087	3,241
Net Income	$9,157	$8,665	$8,049
Earnings Per Common Share:
Net Income	$2.52	$2.38	$2.20

Weighted Average Shares Outstanding	3,633	3,639	3,652

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
		(In Thousands)
Net Income For Year	$9,157	$8,665	$8,049

Other Comprehensive Income, Net of Tax:
Unrealized Gains (Losses) on Available-for-Sale Securities
and Cash Flow Hedge:
Unrealized Gains (Losses) on Arising During the Period	1,008	(1,685)	(523)

Total Comprehensive Income	$10,165	$6,980	$7,526

 Related tax effects allocated to each component of other comprehensive income are as follows:

in Net Income	19	(8)	11
Net Unrealized Gains (Losses)	$(2,808)	$1,123	$(1,685)

Year Ended December 31, 2004:

Unrealized Gains (Losses) on Available-for-Sale Securities
and Cash Flow Hedge:
Unrealized Gains (Losses) Arising During the Period	$(662)	$265	$(397)
Reclassification Adjustments For Gains Included
in Net Income	(210)	84	(126)
Net Unrealized Gains (Losses)	$(872)	$349	$(523)

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands, Except Per Share Data)

					Accum.
					Other
	Common Stock			Retained	Compre.	Treasury
	Shares	Amount	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2004	3,718	$3,718	$15,331	$39,043	$1,308	$(1,454)	$57,946

Net Income, Year Ended December 31, 2004				8,049			8,049
Adjustment of Unrealized Gain (Loss) on
Securities Available-for-Sale and Cash
Flow Hedge, Net of Applicable Deferred
Income Taxes $349 During the Year					(523)		(523)
Cash Dividends Paid - $1.12 per Share				(4,091)			(4,091)
Treasury Stock Transitions - Net						(173)	(173)
Balance December 31, 2004	3,718	$3,718	$15,331	$43,001	$785	$(1,627)	$61,208

Net Income, Year Ended December 31, 2005				8,665			8,665
Adjustment of Unrealized Gain (Loss) on
Securities Available-for-Sale and Cash
Flow Hedge, Net of Applicable Deferred
Income Taxes $1,123 During the Year					(1,685)		(1,685)
Cash Dividends Paid - $1.12 per Share				(4,075)			(4,075)
Treasury Stock Transitions - Net						(467)	(467)
Balance December 31, 2005	3,718	$3,718	$15,331	$47,591	$(900)	$(2,094)	$63,646

Net Income, Year Ended December 31, 2006				9,157			9,157
Adjustment of Unrealized Gain (Loss) on
Securities Available-for-Sale and Cash
Flow Hedge, Net of Applicable Deferred
Income Taxes $1,123 During the Year					1,008		1,008
Cash Dividends Paid - $1.16 per Share				(4,216)			(4,216)
Treasury Stock Transitions - Net						(97)	(97)
Balance December 31, 2006	3,718	$3,718	$15,331	$52,532	$108	$(2,191)	$69,498

Note:  See accompanying notes to consolidated financial statements.

 FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

	2006	2005	2004
Operating Activities
Net Income	$9,157	$8,665	$8,049
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	683	1,059	937
Provision for Depreciation	2,059	1,882	1,625
Provision for Amortization - Intangibles	85	85	85
Deferred Income Taxes	336	(355)	145
Realized Investment Security (Gains) Losses	0	19	(210)
Net (Increase) Decrease in Loans Held for Sale	(406)	(1,713)	1,064
(Increase) Decrease in Accrued Interest Receivable	(1,282)	(919)	(399)
Increase (Decrease) in Accrued Interest Payable	632	374	(101)
(Increase) in Cash Surrender Value of Bank Owned Life Insurance	(676)	(624)	(443)
Net (Increase) Decrease in Other Assets	(441)	(735)	(21)
Net Increase (Decrease) in Other Liabilities	(630)	342	129
NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,517	$8,080	$10,860

Investing Activities
Proceeds of Maturities of Held-to-Maturity Investment Securities	$-	$504	$40
Proceeds of Sales and Maturities of Available-for-Sale
Investment Securities	22,669	49,044	49,450
Purchases of Available-for-Sale Investment Securities	(36,637)	(66,084)	(48,464)
Increase in Loans - Net	(5,383)	(13,373)	(49,782)
Premiums on Bank Owned Life Insurance-Net	(535)	(1,308)	(126)
Purchase of Premises and Equipment	(2,651)	(5,937)	(3,474)
NET CASH USED BY INVESTING ACTIVITIES	$(22,537)	$(37,154)	$(52,356)

Financing Activities
Net Increase ( Decrease) in Demand Deposits,
NOW Accounts , and Savings Accounts	$8,928	$19,263	$20,647
Increase in Time Deposits - Net	21,626	23,864	11,125
Increase in Long-Term Borrowings	0	5,155	2,000
Payment of Principal on Long-Term Debt	(18,590)	(11,508)	(833)
Cash Dividends Paid	(4,216)	(4,075)	(4,091)
Net Increase (Decrease) in Short-Term Borrowings	(2,772)	4,142	11,930
Treasury Stock Transactions - Net	(97)	(467)	(173)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,879	36,374	40,605
Increase (decrease) in cash and cash equivalents	(8,141)	7,300	(891)
Cash and cash equivalents at beginning of year	40,686	33,386	34,277
Cash and cash equivalents at end of year	$32,545	$40,686	$33,386

Supplemental cash flow information:

Interest paid	$24,142	$17,318	$13,450
Income taxes paid	$2,870	$3,480	$2,982

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$2,613	$441	$440

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of First Citizens Bancshares, Inc., and subsidiaries conform to generally accepted accounting principles.  The significant policies are described as follows:

BASIS OF PRESENTATION

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and its subsidiaries First Citizens National Bank, and First Citizens (TN) Statutory Trusts II and III.  First Citizens Capital Assets, Inc., subsidiary of Bancshares, was liquidated in December 2006 with no material impact to consolidated financial statements.  First Citizens National Bank also has two wholly owned subsidiaries, First Citizens Financial Plus and First Citizens Investments, Inc., which are consolidated into its financial statements. First Citizens Bancshares, Inc.'s investment in these subsidiaries is reflected on the Parent Company's condensed balance sheet (Note 22).

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

The principal activity of First Citizens Investments, Inc. is to acquire and sell investment securities as well as collect the income from the portfolio.  First Citizens Holdings, a wholly owned subsidiary of First Citizens Investments, acquires and sells certain investment securities, collects income from its portfolio, and owns First Citizens Properties, Inc., a real estate investment trust (REIT).  First Citizens Properties, Inc. invests in participation interests of real estate loans made by First Citizens National Bank and provides First Citizens with an alternative vehicle for raising capital.  First Citizens Holdings owns 98% and directors, executive officers and certain employees own the remaining 2%.

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

INCOME TAXES

First Citizens Bancshares, Inc. uses the accrual method of accounting for federal and state income tax reporting.   Deferred tax assets or liabilities are computed for significant differences in financial statement and tax bases of assets and liabilities, which result from temporary differences in financial statement and tax accounting. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  Provision for income taxes is made on a separate income tax return basis for each entity included in the consolidated financial statements.

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

NOTE 2 - CASH RESERVE REQUIREMENTS

The Corporation's bank subsidiary maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during 2006 and 2005 were $500,000 and $500,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

The following tables reflect amortized cost, unrealized gains, unrealized losses, and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
As of December 31, 2006 (in thousands):
Securities Held-to-Maturity:
Obligations of states and political subdivisions	$290	$1	$-	$291

Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
Government agencies and corporations	$129,226	$280	$(1,903)	$127,602
Obligations of states and political subdivisions	42,666	1,792	(121)	44,338
All others	4,916	230		5,146
	$176,808	$2,302	$(2,024)	$177,086

As of December 31, 2005 (in thousands):
Securities Held-to-Maturity:
Obligations of states and political subdivisions	$290	$6	$-	$296

Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
Government agencies and corporations	$115,631	$20	$(2,849)	$112,802
Obligations of states and political subdivisions	40,171	1,555	(240)	41,486
All others	6,350	257	(17)	6,590
	$162,152	$1,832	$(3,106)	$160,878

The table below summarizes maturities of debt securities held-to-maturity and available-for-sale as of December 31, 2006:

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less			$10,903	$10,763
After one year through five years	290	291	50,404	50,054
After five years through ten years			35,266	35,266
After ten years	-	-	80,951	80,951
	$290	$291	$177,524	$177,034
Equity securities			10	52
Total securities	$290	$291	$177,534	$177,086

Securities gains (losses) on sale of available-for-sale securities presented in the consolidated statements of income consist of the following:

	Gross Sales	Gains	Losses	Net
Year Ended December 31,
2006	$-	$-	$-	$-
2005	$11,890	$9	$(28)	$(19)
2004	14,240	213	(3)	210

At December 31, 2006 and 2005, investment securities were pledged to secure government, public and trust deposits as follows:

December 31	Amortized Cost	Fair Value
2006	$103,714	$102,417
2005	$119,045	$116,974

The following table presents information on securities with gross unrealized losses at December 31, 2006, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities Available-for-Sale:
U.S. Treasury securities and
Obligations of U.S. Government
corporations and agencies	$(10)	$8,097	$(1,893)	$86,071	$(1,903)	$94,168

Obligations of states and political
subdivisions	-	-	(121)	5,828	(121)	5,828

Other debt securities	-	-	-	-	-	-

Total	$(10)	$8,097	$(2,014)	$91,899	$(2,024)	$99,996

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

As of December 31, 2006, the Company had 99 debt securities noted with unrealized losses with 91 of those securities having been in an unrealized loss position for greater than 12 months.  Most of the 91 securities are U. S. government agency or mortgage-backed securities which have declined in value or remained in an unrealized loss position due to the flattening and then inversion of the yield curve that occurred in 2005 subsequent to the increasing federal funds rates over the past two years.  Such unrealized losses are considered to be driven entirely by current market conditions and interest rates and not related to the credit quality of the issuers.  In analyzing reasons for the unrealized losses management considers whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports.  With respect to unrealized losses on securities noted and the analysis performed relating to the securities, management currently believes that declines in market value are temporary.

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

During the year ended December 31, 2006, the value of the derivative is a liability of approximately $37,000.  Market interest rate fluctuations resulted in a reduction of the liability by approximately $140,000, as well as a reduction in negative accumulated other comprehensive income of approximately $48,000, net of tax, during the year ended December 31, 2006.  Accumulated other comprehensive income (net of tax) related to the swap totaled a negative $62,000 as of December 31, 2006.

NOTE 4 - LOANS

Loans outstanding at December 31, 2006 and 2005, were comprised of the following:

	2006	2005

Commercial, financial and agricultural	$80,033	$78,086
Real estate - construction	86,206	74,817
Real estate - mortgage	340,839	352,749
Installment	36,735	37,761
Other loans	5,021	3,804
	548,834	547,217
Less: allowance for loan losses	6,211	6,830
Net loans	$542,623	$540,387

In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Corporation has recognized loans as impaired with carrying values of approximately $1,687,000 at December 31, 2006 and $1,766,000 at December 31, 2005.  The balance maintained in the Allowance for Loan Losses related to these loans was $267,000 at December 31, 2006, and $505,000 at December 31, 2005.  Average investment in impaired loans in 2006 and 2005 were $2.6 million and $1.9 million, respectively.  Interest income on impaired loans was immaterial to the consolidated financial statements for the three years ended December 31, 2006, 2005 and 2004 as the majority of impaired loans were on non-accrual status.  Loans and leases 90 days past due and still accruing interest total $945 thousand as of year-end 2006 compared to $431 thousand as of year-end 2005 and $798 thousand in 2004.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses during the three years ended December 31 is as follows:

	2006	2005	2004
Balance - beginning of period	$6,830	$6,239	$6,124
Addition incident to merger	-	-	-
Provision for loan losses	683	1,059	937
Loans charged to allowance	(1,538)	(632)	(1,036)
Recovery of loan previously charged off	236	164	214
Net charge-offs	(1,302)	(468)	(822)
Balance - end of period	$6,211	$6,830	$6,239

NOTE 6 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  There were no such losses for any of the three years ended December 31, 2006, 2005 and 2004.  There has been no material difference between cost and fair market values of loans held for sale for any of the periods presented.

Servicing rights are not retained on any mortgage loans held for sale.  Secondary mortgage fees included in interest and fees on loans were $1,185,000, $1,182,000, and $1,040,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 7 - PREMISES AND EQUIPMENT

The fixed assets used in the ordinary course of business are summarized as follows:

	Useful Lives
	in Years	2006	2005
Land		$5,616	$5,616
Buildings	5 to 50	25,970	25,000
Furniture and equipment	3 to 20	17,614	16,004
		49,200	46,620
Less: accumulated depreciation		20,966	18,978
Net fixed assets		$28,234	$27,642

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Upon adoption of SFAS 142 in January 2002, the Company ceased to amortize goodwill ($25 thousand per month).  Impairment testing is performed during the first quarter of each year.  Based on annual impairment testing since adoption of SFAS 142, there has been no impairment of goodwill recorded.  Thus, there are no impairment charges recorded for any periods presented in these consolidated financial statements and notes or subsequently.  There was no activity in goodwill during the years ended December 31, 2006, 2005 and 2004, except for a reclassification adjustment made in third quarter 2004.  During the third quarter 2004, goodwill totaling $392,000 was reclassified as a deferred tax asset to correct an error made on the accounting for the Munford Union Bank acquisition in 2002.  The acquisition accounting did not include an amount for deferred taxes related to Munford Union Bank being an S Corporation prior to acquisition.  As this entry was a reclassification on the balance sheet, there was no impact on total assets, equity or net income for the periods presented.  Total goodwill as of December 31, 2006 is $11.8 million or 1.45% of total assets or 18.58% of total capital.

Other identifiable intangibles consist of core deposit intangibles being amortized over a 10-year period as follows:

	2006	2005

Core deposit intangible	$845	845
Accumulated amortization	(387)	(303)
Net core deposit intangible	$458	$542

Amortization expense for the past three years has been $84,500 per year for 2006, 2005 and 2004.  Estimated amortization expense for each of the next five years is $84,500 per year.

NOTE 9 - REPOSSESSED REAL PROPERTY

The carrying value of repossessed real property on the balance sheets of the Corporation is $1.8 million at December 31, 2006, and $129,000 at December 31, 2005. The value of repossessed real property is based on the lower of cost or fair market value.  Fair market value is based on independent appraisals for significant properties.

NOTE 10 - BANK OWNED LIFE INSURANCE

The Bank has a significant investment in bank owned life insurance policies (BOLI) due to providing this fringe benefits to its employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI are $17 million and $16 million as of December 31, 2006 and 2005, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of $681,000, $914,000 and $443,000 for the three years ended December 31, 2006, 2005 and 2004, respectively.  Earnings in 2005 included non-recurring income of approximately $260,000 received from a death benefit associated with a policy inherited through a prior acquisition.

NOTE 11 - DEPOSITS

Included in deposits shown on the balance sheets are the following time and savings deposits in denominations of $100,000 or more:

	2006	2005
Time deposits	$185,523	$179,296
Savings deposits	137,403	111,987

NOW accounts, included in savings deposits on the balance sheets, totaled $63,745,000 at December 31, 2006 and $62,211,000 at December 31, 2005.  Demand deposit balances reclassified as loans consist of overdrafts totaling $492,000 and $434,000 as of December 31, 2006 and 2005, respectively.

Time deposits maturing in years subsequent to December 31, 2006, are as follows:

On or before December 31, 2007	$322,163
On or during year ended December 31, 2008	33,550
On or during year ended December 31, 2009	6,152
On or during year ended December 31, 2010	5,417
During or after year ended December 31, 2011	2,864
$370,146

NOTE 12 - SHORT-TERM BORROWINGS

The Bank has three sources of short-term borrowings, which consist of cash management advances from the Federal Home Loan Bank (FHLB), Treasury, Tax and Loan (TT&L) option note, and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

Cash management advances from FHLB are secured 1-4 family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  See the long-term debt footnote in regards to maximum borrowing capacity with FHLB as of December 31, 2006.  There were no short-term borrowings outstanding against this line as of December 31, 2006.

First Citizens National Bank is an Option B bank in regards to TT&L and up to $1 million in collected TT&L payments collected can be retained as a short-term option note.  This option note is callable upon demand by the TT&L.  The current balance of this line was $1,000,000 as of December 31, 2006.

The Bank has federal fund lines of credit available with four correspondent banks totaling $52,500,000.  There were no outstanding federal funds purchased as of December 31, 2006.

The following tabular analysis presents year-end balances of short-term borrowings, maximum month-end balance, year-to-date daily average, and weighted average cost for 2006, 2005 and 2004:

	2006	2005	2004
Amount outstanding-end of period	$1,000	$1,000	$1,000
Maximum amount of borrowings at
any month end during the year	$13,155	$26,217	$25,732
Year-to-date daily average	$4,501	$6,527	$9,656
Weighted average cost	4.98%	3.54%	1.43%

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

First Citizens Bancshares, Inc. has a line of credit with First Tennessee Bank National Association in the amount of $13 million, secured by common stock of First Citizens National Bank with a book value totaling 143% of the total outstanding advances on the line.  The note was originally executed in 2002 with a two-year maturity with the purpose for use in various financial strategies including the acquisition of Munford Union Bank.  Interest on the outstanding balance is payable on a quarterly basis, calculated at 100 basis points below the base rate of First Tennessee Bank.  Since its original maturity in 2004, the line has been renewed annually for a one-year term.  At December 31, 2006, the outstanding balance on this line is $1.583 million.  This line was reduced by $1.1 million during 2006.

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

On March 17, 2005 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust III, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1,000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005 the rate per annum is 4.84%.  For each successive period beginning on (and including) June 17, 2005, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.80%.  Interest payment dates are: March 17, June 17, September 17, and December 17 during the 30-year term.  The entire $5 million in proceeds was used to reduce Bancshares' revolving line of credit with First Tennessee discussed above.  This trust preferred debt is recorded as debt by the Company but included as Tier I Capital for regulatory reporting in accordance with regulatory guidelines as discussed above.

First Citizens Bancshares, Inc. will be dependent on the profitability of its subsidiaries and their ability to pay dividends in order to service its long-term debt.

First Citizens National Bank has secured advances from the Federal Home Loan Bank in the amounts of $47,644,000 at December 31, 2006 and $65,161,000 at December 31, 2005, which are considered long-term in nature. These advances bear interest at rates which vary from 3.99% to 6.55%.  Most of the FHLB borrowings have quarterly call features and maturities range from 2008 to 2011.  If an advance is called, the Company has the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  Obligations are secured by the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of approximately $16 million as of December 31, 2006.

Annual average volume, rates and maturities of long-term debt for the years 2006 and 2005 are as follows:

	Average	Average	Average
2006	Volume	Interest Rate	Maturity
First Citizens Bancshares, Inc.	$12,539	7.59%	19 years
First Citizens National Bank	58,689	5.32%	5 years

2005

First Citizens Bancshares, Inc.	$13,399	5.91%	19 years
First Citizens National Bank	65,102	5.41%	4 years

Maturities of principal on the above referenced long-term debt for the following five years are as shown:

Year Ending December 31,
2007	$2,173
2008	564
2009	2,570
2010	33,020
2011	9,919
Thereafter	$11,292
$59,538

NOTE 14 - INCOME TAXES

Provision for income taxes is comprised of the following:

	2006	2005	2004
Income tax expense (benefit):
Current	$2,970	$3,442	$2,980
Deferred	(120)	(355)	261
State income tax benefit of operating loss carryforwards	(406)	(257)	-
Change in valuation allowance	406	257	-
	$2,850	$3,087	$3,241

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2006	2005	2004
Tax expenses at statutory rate	$4,082	$3,996	$3,839
Increase (decrease) resulting from:
State income taxes, net federal income tax benefit
and change in valuation allowance	-	-	300
Tax exempt interest income	(685)	(607)	(540)
Earnings on bank owned life insurance	(232)	(276)	(150)
ESOP dividend	(286)	(270)	(168)
Other items	(29)	244	(40)
	$2,850	$3,087	$3,241

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

	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,168	$2,099
Net unrealized loss on available-for-sale
Securities	-	491
Net unrealized loss on cash flow hedge	39	68
Deferred loan fees	119	111
State income tax benefit of operating loss carryforwards	662	256
Other	73	82
Total deferred tax assets	3,061	3,107

Deferred tax liabilities:
Depreciation	(1,097)	(1,226)
FHLB stock dividends	(773)	(679)
Net unrealized gain on available-for-sale
Securities	(106)	-
Prepaid expenses	(100)	(91)
Other	-	(55)
Total deferred tax liabilities	(2,076)	(2,051)

Valuation allowance for state income tax benefit	(662)	(256)

Net deferred tax assets (liabilities)	$323	$800

At year-end 2006, the Company has a net operating loss carryforward for state tax purposes of approximately $3.8 million expiring in 2020 and $6.2 million expiring in 2021.

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

As of December 31, 2006, the most recent notification from the Bank's primary regulatory authorities categorized the Bank and Bancshares as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the institution's category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
December 31, 2006:
Total Capital to Risk
Weighted Assets:
First Citizens Bancshares	$73,629	12.5%	$47,160	8.0%	N/A	N/A
First Citizens National Bank	74,807	12.7%	47,123	8.0%	$58,903	10.0%

Tier I Capital to Risk
Weighted Assets:
First Citizens Bancshares	67,418	11.4%	23,573	4.0%	N/A	N/A
First Citizens National Bank	68,596	11.6%	23,654	4.0%	35,481	6.0%

Tier I Capital to
Average Assets:
First Citizens Bancshares	67,418	8.2%	32,807	4.0%	N/A	N/A
First Citizens National Bank	68,596	8.4%	32,665	4.0%	40,831	5.0%

December 31, 2005:
Total Capital to Risk
Weighted Assets:
First Citizens Bancshares	69,043	12.1%	45,611	8.0%	N/A	N/A
First Citizens National Bank	70,916	12.5%	45,569	8.0%	56,961	10.0%

Tier I Capital to Risk
Weighted Assets:
First Citizens Bancshares	62,213	10.9%	22,810	4.0%	N/A	N/A
First Citizens National Bank	64,091	11.3%	22,768	4.0%	34,152	6.0%

Tier I Capital to
Average Assets:
First Citizens Bancshares	62,213	7.8%	31,741	4.0%	N/A	N/A
First Citizens National Bank	64,091	8.1%	31,728	4.0%	39,660	5.0%

NOTE 16 -CAPITAL

The Corporation is subject to capital adequacy requirements imposed by the Federal Reserve Bank.  In addition, the Corporation's National Bank Subsidiary is restricted by the Office of the Comptroller of the Currency from paying dividends in any years that exceeded the net earnings of the current year plus retained profits of the preceding two years.  As of December 31, 2006, approximately $11.8 million of retained earnings were available for future dividends from the subsidiary bank to the parent corporation.

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

Activity in loans to executive officers, directors and their affiliates is as follows for the three years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Balance at beginning of period	$14,396	$14,682	$14,419
New loans	6,231	11,209	12,725
Repayments	(7,177)	(11,495)	(12,462)
Balance at end of period	$13,450	$14,396	$14,682

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

First Citizens National Bank routinely enters into deposit relationships with its directors, officers, and employees in the normal course of business.  These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.  Balances of executive officers and directors on deposit as of December 31, 2006 and 2005 were $13.1 million and $11.5 million respectively.

First Citizens has invested in the construction of three new branches and the operations center over the past three years.  Contracts for construction of branch facilities and the operations center were awarded on a competitive bid basis to a related party.  Contract payments totaling approximately $1.1 million, $3.2 million, and $1.4 million were paid in years ended December 31, 2006, 2005 and 2004, respectively.

In July 2005, the main office of the brokerage subsidiary was moved from the Banking Annex to a leased facility in Dyersburg.  The new facility is leased from a related party.  In 2005, the subsidiary invested approximately $100,000 in leasehold improvements to this facility and paid approximately $11,000 in lease payments during 2005 and $22,200 in 2006.  The lease is set up for a five-year term with monthly payments of $1,850.  The lease includes an option of an additional five-year term at the original monthly payment of $1,850 and then another five-year option at a monthly rate of $2,460.  Future minimum lease payments for this related party lease are $22,200 per year for each of the next five years.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, and is based on management's credit evaluation of the counter party. At December 31, 2006 and 2005, First Citizens National Bank had outstanding loan commitments of $107,212,000 and $104,249,000, respectively.  As of year-end 2006, variable rate commitments were $84,672,000 and fixed rate commitments were $22,540,000.  As of year-end 2005, variable rate commitments were $84,223,000 and fixed rate commitments were $20,026,000.  Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when deemed necessary. At December 31, 2006 and 2005, outstanding standby letters of credit totaled $4,184,000 and $3,350,000, respectively.

In the normal course of business, First Citizens National Bank extends loans, which are subsequently sold to other lenders, including agencies of the U. S. government.  Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan.  At December 31, 2006 and 2005, however, the Bank had no loans sold with recourse.

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

		2006			2005
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
			(In Thousands)
Financial Assets

Cash and cash equivalents	$32,545		$32,545	$40,686		$40,686
Investment securities	177,376		177,377	161,168		161,174
Loans	548,834			547,217
Less: allowance for loan losses	(6,211)			(6,830)
Loans, net of allowance	542,623		534,758	540,387		529,450
Loans held for sale	3,449		3,449	3,043		3,043
Accrued interest receivable	6,760		6,760	5,478		5,478
Federal Reserve Bank and Federal
Home Loan Bank stock	5,505		5,505	5,258		5,258
Other assets	63,162		63,162	59,729		59,729

Financial Liabilities

Deposits	$666,063		$665,764	$635,509		$635,210
Short-term borrowings	32,981		33,541	35,753		36,387
Long-term Ddebt	59,538		66,928	78,128		78,891
Other liabilities	3,340		3,340	2,713		2,713

Unrecognized Financial Instruments

Commitments to extend credit	$107,212		$107,212	$104,249		$104,249
Standby letters of credit	4,184		4,184	3,350		3,350

NOTE 21 - EMPLOYEE STOCK OWNERSHIP AND 401(K) PLANS

First Citizens National Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and the First Citizens National Bank 401(k) Plan as employee benefits. The 401(k) plan was adopted October 1, 2000.  The plans provide for a contribution annually not to exceed 25 percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service. During the year 2006, the Company contributed amounts equal to three percent (3%) of total eligible compensation to the 401(k) plan and seven percent (7%) of eligible compensation to the employee stock ownership plan. Contributions to the plans totaled approximately $1,121,000 in 2006, $1,095,000 in 2005, and $968,000 in 2004.

NOTE 22 - CONDENSED FINANCIAL INFORMATION

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2006 and 2005
(In Thousands)

	2006	2005
ASSETS
Cash	$132	$147
Investment in subsidiaries	81,296	76,236
Due from subsidiaries	0	100
Other assets	49	170
TOTAL ASSETS	$81,477	$76,653

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long term debt	$11,893	$12,967
Accrued expenses	86	40
TOTAL LIABILITIES	11,979	13,007

STOCKHOLDERS' EQUITY	69,498	63,646
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,477	$76,653

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Income Statements
Years ended December 31, 2006 and 2005
(In Thousands)

	2006	2005

INCOME
Dividends from bank subsidiary	$5,677	$5,551
Other income	102	30
TOTAL INCOME	5,779	5,581

EXPENSES
Interest expense	969	792
Other expenses	158	168
TOTAL EXPENSES	1,127	960

Income before income taxes and equity in undistributed
Net income of bank subsidiary	4,652	4,621
Income tax expense (benefit)	(349)	(312)
	5,001	4,933
Equity in undistributed net income of bank subsidiary	4,156	3,732
NET INCOME	$9,157	$8,665

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
Years ended December 31, 2006 and 2005
(In Thousands)

	2006	2005
Operating Activities
Net income	$9,157	$8,665
Adjustments to reconcile net income to net cash
Provided by operating activities:
Undistributed income of subsidiary	(4,156)	(3,732)
(Increase) decrease in other assets	225	25
Increase (decrease) in other liabilities	46	43
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,272	$5,001

Investing Activities
Investment in subsidiaries	100	315

Financing Activities
Payment of dividends and payments in lieu of fractional shares	(4,216)	(4,075)
Long term borrowings issued	0	5,155
Payment of principal on long term debt	(1,074)	(6,019)
Treasury stock transactions - net	(97)	(467)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(5,387)	(5,406)

INCREASE (DECREASE) IN CASH	(15)	(90)

Cash at beginning of year	147	237

CASH AT END OF YEAR	$132	$147

NOTE 23 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	E.P.S.	E.P.S.
	Income	Income	Income	Basic	Diluted
2006
First Quarter	$12,344	$6,877	$2,169	$0.60	$0.60
Second Quarter	13,041	7,171	2,245	0.62	0.62
Third Quarter	13,475	7,092	2,424	0.67	0.67
Fourth Quarter	13,252	6,830	2,319	0.63	0.63

Total	$52,112	$27,970	$9,157	$2.52	$2.52

2005
First Quarter	$8,713	$6,362	$2,070	$0.57	$0.57
Second Quarter	9,270	6,618	2,306	0.63	0.63
Third Quarter	9,884	6,945	2,205	0.61	0.61
Fourth Quarter	10,124	6,997	2,084	0.57	0.57

Total	$37,991	$26,922	$8,665	$2.38	$2.38

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company, under supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) under the Securities Exchange Act.  As of the end of the period covered by this Annual Report, disclosure controls and procedures are considered to be effective.  There have been no changes in internal control during the quarter ending December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

See Item 8 for Management's Annual Report on Internal Control over Financial Reporting and the related Independent Auditor's attestation opinion.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in Bancshares' 2007 Proxy Statement regarding directors, officers and audit committee expert is incorporated herein by reference in response to this Item.

A description of The Code of Ethics (Conduct) for Bancshares included in the 2007 Proxy Statement is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the principal executive officers of Bancshares and its subsidiary, as of December 31, 2006:

Name	Age	Position and Office
Katie S. Winchester	66

Chairman of the Board of Bancshares and First Citizens National Bank since April 2005.  Vice Chairman of Board from 2000 to 2005.  CEO of Bancshares and Bank.  Employed by First Citizens in 1961.  Served as Executive Vice President and Secretary of Board from 1986 to 1992.  She was appointed CEO of Bancshares and Bank in 1996 and served as President from 1992 to 2006.  Ms. Winchester was elected to the Bank and Bancshares Boards in 1990.

Ralph Henson	65

Vice President of Bancshares; Executive Vice President of Loan Administration of First Citizens National Bank.  Employed by First Citizens in 1964.  Mr. Henson served as Senior Vice President and Senior Lending Officer until his appointment of Executive Vice President in February 1993.  Elected to Board of Directors in 1997.

Jeffrey D. Agee	46

Appointed President of Bancshares and First Citizens National Bank in April 2006.  Mr. Agee is a Certified Public Accountant and served as Executive Vice President from August 1999 to April 2006 and Chief Financial Officer of First Citizens from August 1999 to June 2004.  Employed by First Citizens since 1982.  Appointed to the Board in July 2005.

Barry T. Ladd	66

Appointed Executive Vice President and Chief Administrative Officer of First Citizens and Bancshares in 1996.  Senior Vice President and Senior Lending Officer of First Citizens from April 1994 to January 1996.  Employed by First Citizens in 1972.  Mr. Ladd served First Citizens as Vice President and Lending Officer previous to his appointment as Senior Vice President. Appointed to Board of Directors in 1996.  Retired as Executive Officer effective December 31, 2006.

Judy Long	52

Vice President and Secretary to the Board of First Citizens Bancshares.  Appointed Executive Vice President and Chief Operations Officer and Secretary of the Board of both First Citizens National Bank and Bancshares in August 1999.  Ms. Long served as Senior Vice President and Chief Operations Officer and Secretary to First Citizens prior to this appointment.  She served as Senior Vice President and Administrative Officer previous to November 1997, Vice President and Loan Operations Manager (1992-1996).  Employed by First Citizens July 1974.

Christian Heckler	39

April 2006 appointed Regional President of the Southwest Region for First Citizens National Bank.  Previously served as Community Bank President and Commercial Lender.  Appointed to the Board June 2006 to fill an unexpired term.

Laura Beth Butler	31

Appointed Senior Vice President and Chief Financial Officer of First Citizens National Bank and Bancshares June 2004.  Ms. Butler is a Certified Public Accountant and served as Senior Audit Manager of the Banking practice of a local accounting firm from 2000 to 2004.

Sherrell Armstrong	44

Appointed Executive Vice President and Chief Credit Officer of First Citizens National Bank January 2007. Mr. Armstrong served as Executive Vice President and Loan Administrator (2003-2007). He also previously served as Senior Vice President (2002-2003) as well as a Vice President and Commercial Lender (1997-2002). Employed by First Citizens June 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is set forth in the 2007 Proxy Statement, and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 2007 Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2007, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers, Directors and principal shareholders of Bancshares (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail under the section titled "Certain Relationships and Related Transactions" of the 2007 Proxy Statement under and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee information is incorporated by the reference to the 2007 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

                                    Date: March 15, 2007                               /s/  KATIE WINCHESTER
                                                                                                                      CHAIRMAN,
                                                                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                    Date: March 15, 2007                               /s/    LAURA BETH BUTLER
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

/s/ JEFFREY D. AGEE	/s/ RALPH E. HENSON	/s/ DWIGHT S. WILLIAMS
Director	Director	Director

/s/ EDDIE E. ANDERSON	/s/ BARRY T. LADD	/s/ KATIE S. WINCHESTER
Director	Director	Director

/s/ J. WALTER BRADSHAW	/s/ JOHN M. LANNOM	/s/ JOSEPH S. YATES
Director	Director	Director

/s/ J. DANIEL CARPENTER	/s/ STALLINGS LIPFORD
Director	Director

/s/ WILLIAM C. CLOAR	/s/ MILTON E. MAGEE
Director	Director

/s/ RICHARD W. DONNER	/s/ ALLEN SEARCY
Director	Director

/s/ BENTLEY F. EDWARDS	/s/ GREEN SMITHEAL, III
Director	Director

/s/ LARRY W. GIBSON	/s/ DAVID R. TAYLOR
Director	Director

/s/ CHRISTIAN E. HECKLER	/s/ LARRY S. WHITE
Director	Director

/s/ P. H. WHITE, JR.
Director

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents filed as a part of this report:

Financial Statements:	Page Number
Reports of Independent Accountants	31-32
Consolidated Balance Sheets as of December 31, 2006 & 2005	33
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	34
Consolidated Statements of Changes in Shareholders' Equity and Other Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	35-36
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	37
Notes to Consolidated Financial Statements	38-52

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