Form 10-Q
period 2007-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2007-05-10
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED MARCH 31, 2007

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

(731) 287-4410
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

Of the registrant's only class of common stock (no par value) there were 3,628,310 shares outstanding as of March 31, 2007.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Stated in Thousands)

	AS OF	AS OF
	March 31, 2007	December 31, 2006
ASSETS

Cash and due from banks	$18,547	$19,597
Federal funds sold	31,387	12,948
Cash and cash equivalents	49,934	32,545
Investment securities
Trading investments-stated at market	-	-
Held to maturity-amortized cost-fair
value of $291 at March 31, 2007
and $291 at December 31, 2006	290	290
Available for sale-stated at market	179,645	177,086
Loans (excluding unearned income of $328 at March 31, 2007 and $311 at December 31, 2006)	550,287	548,834
Less: allowance for loan losses	6,418	6,211
Net loans	543,869	542,623
Loans held for sale	2,470	3,449
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,505	5,505
Premises and equipment	28,188	28,234
Accrued interest receivable	6,439	6,760
Goodwill	11,825	11,825
Other intangible assets	437	458
Other real estate	1,610	1,815
Bank owned life insurance policies	17,386	17,224
Other assets	3,165	3,606
TOTAL ASSETS	$850,763	$831,420

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$97,455	$95,048
Time	372,914	370,146
Savings	209,778	200,869
Total deposits	680,147	666,063

Securities sold under agreements to repurchase	35,340	31,981
Federal funds purchased and other short-term borrowings	1,000	1,000
Long-term debt	59,199	59,538
Other liabilities	4,464	3,340
Total liabilities	780,150	761,922
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at March 31, 2007 and 3,717,593
issued and outstanding at December 31, 2006	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	53,490	52,532
Accumulated other comprehensive income	398	108
Total common stock and retained earnings	72,937	71,689
Less-89,283 treasury shares, at cost at
March 31, 2007 and 85,500 shares at Cost at
December 31, 2006	2,324	2,191
Total shareholders' equity	70,613	69,498

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$850,763	$831,420

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended March 31,
	2007	2006

Interest Income:
Interest and Fees on Loans	$11,065	$10,187
Interest on Investment Securities:
Taxable	1,577	1,306
Tax-Exempt	460	431
Dividends	97	102
Other Interest Income	233	318
Total Interest Income	13,432	12,344

Interest Expense:
Interest Expense on Deposits	5,296	4,125
Other Interest Expense	1,176	1,342
Total Interest Expense	6,472	5,467

Net Interest Income	6,960	6,877

Provision for Loan Losses	166	233

Net Interest Income after Provision	6,794	6,644

Other Income
Income from Fiduciary Activities	199	185
Service Charges on Deposit Accounts	1,421	1,400
Brokerage Fees	313	413
Gain (loss) on Sale of Securities	(60)	-
Earnings on bank owned life insurance	175	175
Other Income	350	425
Total Other Income	2,398	2,598

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended March 31,
	2007	2006
Other Expenses
Salaries and Employee Benefits	$3,897	$3,836
Net Occupancy Expense	420	445
Depreciation	526	482
Data Processing Expense	220	183
Legal and Professional Fees	60	27
Stationary and Office Supplies	74	61
Amortization of Intangibles	21	21
Advertising and promotions	176	161
Other Expenses	1,259	1,261
Total Other Expenses	6,653	6,477

Net Income Before Income Taxes	2,539	2,765

Income Taxes	528	596

Net Income	$2,011	$2,169

Earning per Share	$0.55	$0.60

Weighted Average Number
of Shares Outstanding	3,630,169	3,634,621

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
AS OF MARCH 31, 2007 AND 2006
(Stated in Thousands)

	Three Months ended
	March 31,
	2007	2006

Balance beginning of period	$69,498	$63,646
Net income	2,011	2,169
Other comprehensive income
Changes in available for sale investments	290	(238)
Changes in derivatives	-	43
Comprehensive income	2,301	1,974

Cash dividend declared	(1,054)	(1,054)
Common stock issued
Common stock repurchased, net	(132)	(18)
Employee stock obligation	-	-
Balance end of period	$70,613	$64,548

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated In Thousands)

	Three Months Ended March 31,
	2007	2006

Net cash provided by operating activities	$3,750	$3,399

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	-
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	1,707	4,914
Proceeds of sales of available-for-sale securities	4,890	-
Purchase of available-for-sale securities	(7,188)	(10,474)
Increase in loans-net	(1,207)	(6,891)
Purchases of premises and equipment	(480)	(1,554)
Net cash (used) by investing activities	(2,278)	(14,005)

Financing activities:
Net increase (decrease) in demand and savings
Accounts	11,316	9,059
Increase (decrease) in time deposits	2,768	14,022
Increase (decrease) in long-term debt	(339)	(1,429)
Treasury stock purchases, net	(133)	(18)
Proceeds from sale of common stock	-	-
Cash dividends paid	(1,054)	(1,054)
Net increase (decrease) in short-term borrowings	3,359	(1,329)
Net cash provided by financing activities	15,917	19,251

Increase (decrease) in cash and cash equivalents	17,389	8,645

Cash and cash equivalents at beginning of period	32,545	40,686

Cash and cash equivalents at end of period	$49,934	$49,331

Supplemental cash flow disclosures:
Interest payments, net	$5,858	$5,287
Income taxes paid, net	$-	$-

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
(Stated in Thousands, except per share data)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2007, the consolidated statements of income for the three month periods ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Approximate investment in impaired loans as of current quarter end is as follows:

Balance
Impaired loans with specific reserve allocations	$ 1,515,000
Impaired loans without specific reserve allocations	86,000
$ 1,601,000
=========
Specific reserve for impaired loan losses	$ 303,000

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased.  The value of the derivative has improved as rates have increased over the last three years, but remains in a negative position as of current quarter end.  Value of the derivative was flat during the quarter ended March 31, 2007.  Accumulated other comprehensive income reflects a negative value of $100 thousand, gross and $62 thousand, net of tax.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are accounted for in accordance with SFAS 142.  Thus, goodwill is not amortized and is tested for impairment annually.  No impairment has been recognized since SFAS 142 was adopted in 2002.

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  SFAS 142 adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests are performed annually during first quarter and have resulted in an impairment of zero since adoption of FAS 142 in 2002. Total goodwill as of the reportable date is $11.8 million or 1.39% of total assets or 16.75% of total capital.

Amortization expense of the other identifiable intangibles for the quarter was $21 thousand for 2007 and 2006.

NOTE 7 - LONG TERM OBLIGATIONS

In March 2002, the Company formed a wholly owned subsidiary First Citizens (TN) Statutory Trust II and issued $5,000,000 in preferred trust securities.  This debt was refinanced in March 2007 through a new trust as detailed below.  Therefore, First Citizens (TN) Statutory Trust II was terminated in March 2007.  The refinancing results in reduced cost on $5 million of 185 basis points or $92,500 annually.  This transaction had no incremental impact on total borrowings.

In March 2007, the Company formed a wholly owned subsidiary First Citizens (TN) Statutory Trust IV.  The Trust was created under the Business Act of Delaware for the sole purpose of issuing and selling preferred securities and using proceeds from the sale to acquire long term subordinated debentures issued by Bancshares.  The debentures are the sole assets of the Trust.  First Citizens Bancshares owns 100% of the common stock of the Trust.

In March 2007, the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust IV, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 15, 2007 the rate per annum of 7.10%.  For each successive period beginning on (and including) June 15, 2007, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.75%.  Interest payment dates are: March 15, June 15, September 15, and December 15 during the 30-year term.

Bancshares' obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Preferred Securities.  Although the debentures are treated as debt of the Company, they are treated as Tier I capital subject to a limitation that the securities included as Tier I capital not exceed 25% of the total Tier I capital.  The securities are callable by the Company after 5 years.

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

NOTE 8 - REVOLVING LINE OF CREDIT

In 2002, First Citizens Bancshares obtained a two-year line of credit with First Tennessee Bank in the amount of $13 million.  Since its original maturity in 2004, the line has been renewed annually.  As of the reportable date, the drawn amount was $1.4 million.  Interest on the outstanding balance is payable quarterly and is based on 100 basis points below the base prime rate of First Tennessee Bank.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. ("Company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("Bank"), First Citizens Capital Assets, Inc., First Citizens (TN) Statutory Trust II and First Citizens (TN) Statutory Trust III.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The Bank operates two wholly owned subsidiaries: First Citizens Financial Plus, Inc. and First Citizens Investments, Inc. The Bank also owns 50% of White and Associates/First Citizens Insurance LLC and 50% of First Citizens/White and Associates Insurance Company, Inc.  The two 50% owned insurance subsidiaries are accounted for using the equity method.  First Citizens Investments, Inc. owns First Citizens Holdings, Inc.  First Citizens Holdings, Inc. owns First Citizens Properties, Inc.  These subsidiary activities consist of: brokerage, investments, insurance related products, credit insurance and investments in real estate mortgage participation interests.

EXPANSION

In first quarter 2007, expansion efforts resulted in the opening of two loan production offices.  One loan production office was opened in Jackson, Tennessee and the other in Franklin, Tennessee.

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

RESULTS OF OPERATIONS

First quarter 2007 results of operations reflect stable income and strong overall balance sheet growth as Bancshares continues to battle margin and earnings pressure caused by an inverted yield curve, economic factors, competition, and regulatory burdens.  As balance sheet growth outpaced earnings growth, decreases are noted in ratios of net income to average assets and average equity as noted in the table below.

AS OF MARCH 31,
	2007	2006	2005	2004	2003
Percentage of Net Income to:
Average Total Assets	0.98%	1.06%	1.08%	1.09%	1.15%
Average Shareholders'
Equity	11.73%	13.55%	13.43%	13.51%	14.54%
Percentage of Dividends
Declared Per Common
Share to Net Income	52.41%	48.59%	49.12%	52.00%	49.94%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	9.09%	8.63%	8.86%	8.03%	8.77%

*Represents primary capital including the allowance for loan losses.

Earnings per share decreased $0.05 or 8.33% when comparing the first quarters of 2007 and 2006.  The decrease in earnings per share is a result of lower non-interest income and higher non-interest expense when comparing first quarter 2007 to first quarter 2006.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased $83 thousand or 1.21%, when comparing first quarter of 2007 to first quarter 2006.  The net yield on average earning assets for the first quarters of 2007 and 2006 increased, from 6.64% to 7.35%.  Net interest margin for first quarter 2007 was 3.87%, which reflects an increase of 14 basis points above first quarter 2006 and is flat compared to 3.89% for the year ended December 31, 2006.   First Citizens has maintained stable net interest margins in the range of 3.7% to 4.0% over the past three years as federal funds rates increased from 1.00% to the current rate of 5.25%.

Per the Uniform Bank Performance Report, net interest income as a percent of average total assets was the below peer at 3.58% compared to peer at 3.94% for the year ended December 31, 2006.  Review of individual components of net interest income reveal that the Bank's investment portfolio has higher yields than peer and their cost of deposits are less than peer while peer banks have higher loan yields and lower costs on other borrowed money.  Yield on total loans was 7.73% compared to peer at 7.78% at year-end 2006.  Investment yields are above peer at 5.02% compared to peer at 4.69%.  Cost of deposits was 2.92% compared to peer at 3.27% and cost of other borrowed money was 5.40% compared to peer of 4.71%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.  The gap between the Bank's cost of borrowings compared to peer has narrowed over the last three years as the cost of borrowings at peer banks increased while the Bank's other borrowings cost remained fairly flat.

Average earning assets to total average assets is 90% compared to peer of 94% as of December 31, 2006.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total approximately $46 million or 5% of total assets as of March 31, 2007.  The statement of cash flows reflects fixed assets purchases of $1.5 million during first quarter 2007.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $175,000 for first quarter 2007.

The loan loss provision for first quarter 2007 decreased $67 thousand or 29% compared to first quarter 2006.  First quarter 2007 had net recoveries of $41 thousand compared to net charge offs of $36 thousand in first quarter 2006.  Reserve for losses on loans as a percent of total loans was 1.17% at March 2007 and 1.27% at March 2006.  The reserve as a percent of total loans increased 0.04% from 1.13% at year-end 2006.  See also Loan section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.27% compared to peer of 0.83% as of year-end 2006.  However, non-interest income has decreased when comparing the first quarters 2007 and 2006.  In first quarter of 2007, fee income (non-interest income) contributed 15.15% to total revenue compared to 17.39% for the same period last year.

Non-interest income reflects small increases totaling approximately $35 in trust fees and service charges on deposits and flat earnings on bank owned life insurance.  Brokerage fees decreased approximately $100,000 from first quarter 2006 to first quarter 2007 primarily from decreased annuity sales.

The decrease in other non-interest income consists of approximately $60,000 loss on sale of securities and lower earnings from the 50% owned full insurance agency subsidiary.  Approximately $5 million in securities were sold in March 2007 at a $60,000 loss which is expected to be recovered in approximately six months through increased yields on new securities purchased with proceeds from the sale.  First quarter income from the insurance agency for 2005 and 2006 reflected additional earnings from underwriters due to the agency meeting certain targets for volumes, loss ratios, etc.  Such earnings were not duplicated in first quarter 2007 due to higher than usual loss ratios in 2006 caused by tornado damage in markets served.    Income from the insurance subsidiary totaled $138,000, $207,000 and $333,000 in first quarters 2007, 2006, and 2005, respectively.  First quarter 2005 income of $333,000 includes approximately $150,000 on non-recurring income from favorable litigation settlement at the insurance subsidiary.  The following table compares non-interest income for first quarter of 2007, 2006 and 2005:

	QUARTER ENDING MARCH 31,
		% of		% of
	2007	Change	2006	Change	2005
Income from Fiduciary Activities	$199	7.57%	$185	1.09%	$183
Service Charges on Deposit Accounts	1,421	1.50%	1,400	4.17%	1344
Brokerage Fees	313	-24.21%	413	11.32%	371
Earnings on bank owned life insurance	175	0.00%	175	8.70%	161
Other income	290	-31.76%	425	-21.30%	540
Total non-interest income	$2,398	-7.70%	$2,598	-0.04%	$2,599

Non-interest expense represents operating expenses of First Citizens. Non-interest expense increased $176 thousand, or  2.18%, over first quarter of 2006.  Salary and benefits increased approximately $61 thousand or 1.59%.  Average full-time equivalent employees are 268.95 for three months ended March 31, 2007 compared to 266.89 and 257.42 for three months ended March 31, 2006 and 2005, respectively.  Bancshares' growth strategies over the last few years also impact certain other sectors of the non-interest expense areas such as data processing and depreciation, which increased approximately 9% and 20%, respectively over prior year's first quarter.  Legal and professional fees increased in first quarter 2007 over prior year's first quarter primarily due to consulting fees.  The efficiency ratio as of March 31, 2007, 2006 and 2005 was 69.19%, 65.53%, and 63.23%, respectively.  Impaired Goodwill expense is $0 for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $176 thousand or 2.65% of other non-interest expense in first quarter 2007 compared to $161 thousand or 2.5% of total non-interest expense in 2006.  All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for first quarter of 2007, 2006 and 2005:

	QUARTER ENDING MARCH 31,
		% of		% of
	2007	Change	2006	Change	2005
Salaries and Employee benefits	$3,897	1.59%	$3,836	7.51%	$3,568
Net Occupancy Expense	420	-5.62%	445	9.88%	405
Depreciation	526	9.13%	482	8.80%	443
Data Processing Expense	220	20.22%	183	10.24%	166
Legal and Professional Fees	60	122.22%	27	-34.15%	41
Stationary and Office Supplies	74	21.31%	61	-11.59%	69
Amortization of Intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	176	9.32%	161	37.61%	117
Other Expenses	1,259	-0.16%	1,261	5.70%	1,193
Total Non-Interest Expense	$6,653	2.72%	$6,477	7.54%	$6,023

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING MARCH 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$547,496	$11,065	8.08%	$547,727	$10,187	7.44%	$528,272	$8,713	6.60%
Investment Securities:
Taxable	134,546	1,674	4.98%	128,906	1,306	4.05%	111,103	944	3.40%
Tax Exempt (4)	44,243	697	6.30%	41,503	653	6.29%	40,419	627	6.21%
Interest Earning
Deposits	759	9	4.74%	726	7	3.86%	684	4	2.34%
Federal Funds Sold	17,235	224	5.20%	32,165	311	3.87%	17,293	89	2.06%
Total Interest Earning
Assets	744,279	13,669	7.35%	751,027	12,464	6.64%	697,771	10,377	5.95%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$16,368			$15,670			$18,954
Bank Premises
and Equipment	28,267			28,361			25,065

Other Assets	45,903			37,774			35,932

Total Assets	$834,817			$832,832			$777,722

	QUARTER ENDING MARCH 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$574,362	$5,296	3.69%	$564,796	$4,125	2.92%	$520,189	$2,694	2.07%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	93,405	1,176	5.04%	113,645	1,342	4.72%	121,901	1,186	3.89%
Total Interest
Bearing Liabilities	667,767	6,472	3.88%	678,441	5,467	3.22%	642,090	3,880	2.42%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	93,273			85,642			68,725
Other liabilities	4,242			3,833			4,391

Total liabilities	765,282			767,916			715,206

SHAREHOLDERS' EQUITY	69,535			64,916			62,516

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$834,817			$832,832			$777,722

NET INTEREST
INCOME		$7,197			$6,997			$6,497

NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			3.87%			3.73%			3.72%

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

CHANGES IN FINANCIAL CONDITION

Loans grew by $1.5 million or approximately 0.26% (annualized 1.05%) during first quarter 2007 primarily due to slow overall loan demand in mature Northwest Tennessee markets coupled with slowing loan growth in the Southwest Tennessee markets served by First Citizens.  Loan growth rates were approximately 1% and 3% for the years ended December 31, 2006 and 2005, respectively.  First Citizens continues its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.  Loan growth rates are expected to accelerate in second quarter and the remainder of 2007 due to the addition of two loan production offices.  Loan production offices were opened in first quarter 2007 in Jackson, Tennessee and Franklin, Tennessee.  These markets are areas experiencing better economic conditions and growth rates than current mature markets of Northwest Tennessee.

Total deposits increased by $14 million or 2.11% (annualized 8.45%) during first quarter 2007.  Seasonality of municipal deposits contributed to the overall increase of approximately $9 million in savings deposits.  Average interest-bearing deposits in first quarter 2007 compared to the period in 2006 reflect an increase of approximately $10 million or 1.69 percent.   Cost of interest bearing deposits increased 77 basis points from first quarter 2006 to first quarter 2007 primarily due to increased cost of time deposits.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Peer data per the December 31, 2006 Uniform Bank Performance Report indicates that yields on investments exceed peer at 5.02% compared to 4.69% peer.  Quarterly average rates for taxable securities for the current quarter end increased 92 basis points while tax exempt securities are flat compared to prior year's first quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of total portfolio.  Bancshares' goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of approximately $122 million as of the current reportable period.

The book value of listed investment securities as of dates indicated are summarized as follows:

	AS OF MARCH 31,
	2007	2006	2005	2004	2003
U. S. Treasury & Government
Agencies	$129,290	$117,202	$95,449	$111,510	$105,561
State & Political Subdivisions	43,773	41,581	40,949	36,098	35,452
All Others	12,377	13,505	13,333	7,988	7,893
Totals	$185,440	$172,288	$149,731	$155,596	$148,906

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of March 31, 2007 are as follows:

	Held-to Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Treasury Securities	$	$	$1,804	$1,797
U. S. Government Agency &
Corporate Obligations			128,472	127,493

Securities Issued by States &
Political Subdivision in the
U. S.:
Taxable Securities
Tax-Exempt Securities	290	291	41,914	43,483
U. S. Securities:
Debt Securities			6,728	6,872
Equity Securities			5,505	5,505
Foreign Securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$290	$291	$184,423	$185,150

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Accumulated other comprehensive income reflects unrealized gain (loss) on securities, net of tax.  During first quarter 2007, gross unrealized gain (loss) on securities increased approximately $468 thousand primarily due to changes in the bond market.  The yield curve continues to be inverted but the curve has shifted higher from December 31, 2006 to March 31, 2007.  Market value of the investment portfolio is heavily influenced by 10-year Treasury benchmark due to the volumes of U. S. Government Treasury and Agency securities (including mortgage-related investments) that comprise the portfolio.  The 10-year Treasury rate was in the range of 4.6% to 4.7% in March 2007 and December 2006.  However, 2-year Treasury rates were approximately 4.6% in March 2007 compared to 4.75% at year-end 2006.  Thus, the inverted shape of the curve has flattened as of current quarter end resulting in small net unrealized gains in the available-for-sale portfolio.   Accumulated other comprehensive income for the current quarter, net of tax, was an unrealized gain of $460,000.  Fluctuations in market value of the portfolio is due entirely to the current interest rate environment and does not appear to relate to quality of issuers or issuers' ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

LOANS

One of Bancshares' primary objectives is to seek quality-lending opportunities within its markets. The majority of First Citizens' borrowers lives and conducts business in West Tennessee.  First Citizens has recently expanded its footprint in West Tennessee and into Middle Tennessee with the opening of loan production offices in Jackson and Franklin, Tennessee.  Overall, loans decreased approximately $4 million from March 31, 2006 to March 31, 2007 and are flat from December 31, 2006 to March 31, 2007.  Real estate loans are flat when comparing March 2007 to March 2006.  Slow loan growth is primarily a result of current economic conditions of markets served and interest rate environment.  First Citizens remains committed to asset quality and will not sacrifice quality for growth.  Loan volumes are expected to increase over the remainder of 2007 primarily from growth in the more metropolitan markets including Shelby, Madison and Williamson Counties of Tennessee.  Overall economic factors for Tennessee appear stable including the unemployment rate for Tennessee of 4.7% as of March 2007 compared to 5.4% as of March 2006.   The following table sets forth loan totals net of unearned income by category for the past five years:

	AS OF MARCH 31,
	2007	2006	2005	2004	2003
Real estate:
Construction	$90,893	$83,423	$104,460	$78,373	$68,872
Mortgage	342,224	350,230	320,675	314,409	284,051
Commercial, financial
and agricultural	75,650	79,156	62,754	73,118	73,079
Consumer installment	37,435	37,592	37,643	37,754	38,847
Other	6,555	6,546	4,297	3,432	3,644

Total loans	$552,757	$556,947	$529,829	$507,086	$468,493

*Mortgage loans include loans held for sale in the secondary mortgage market.  Balances are $2.5 million, $2.9 million, $2.5 million, $3.1 million, and $3.8 million for 2007, 2006, 2005, 2004 and 2003, respectively.

The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

	AS OF MARCH 31,
	2007	2006	2005	2004	2003
Non-performing loans:

Non-accrual	$385	$1,386	$1,310	$1,015	$2,065
90 days past due
accruing interest	703	2,213	907	238	1,512

Total	$1,088	$3,599	$2,217	$1,253	$3,577

Non-performing loans at quarter end were 0.20% of total loans.  The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at March 31, 2007 was $11.3 million.  Weighted average loan yields increased 64 basis points from first quarter 2006 to first quarter 2007.   Loan rates have increased in the rising rate environment over the last three years but the cost of deposits and other funding has also increased resulting in a steady but flat net interest margin.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise approximately $54 million of total loans as of March 31, 2007 and $55 million as of March 31, 2006.  Recoveries, net of charge-offs in this category were $3 thousand for first quarter 2007.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.17% for the current quarter and 1.12% at year-end 2006.  A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($66,000) (2) recovery of loans previously charged off $107,000 and (3) additions to reserve $166,000.  The provision for loan losses decreased $67,000 when compared to the same time period in 2006.

Recoveries exceeded charged off loans in first quarter 2007 resulting in net recovery of $41,000 to the allowance for loan losses.  Non-performing loans as of current quarter end decreased approximately $2.6 million from March 2006. Non-performing loans remain in the range of less than 1% of total loans maintained the last five years and are expected to continue at a very manageable level.  First Citizens had two significant balance problem loans, which accounted for higher non-performing loans in first quarter 2006.  The properties securing these loans were foreclosed and one of the properties accounts for $1.5 million of the balance in Other Real Estate as of first quarter 2007.  See Other Real Estate below.   First Citizens does not anticipate any material negative trends in problems loans for 2007.  First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

OTHER REAL ESTATE

Other real estate is significantly higher at March 31, 2007 and December 31, 2006 compared to prior periods as a result of one foreclosure.  In fourth quarter 2006, one residential property was taken into other real estate at its fair market value of approximately $1.5 million.  Management expects this property to be liquidated in second quarter 2007.  Fair market values of significant properties are based on independent appraisals.

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 87% of the funding as of the current quarter end and 85% for the same period last year.  Borrowed funds from the FHLB amounted to 6.1% of total funding as of March 31, 2007 and 8.3% of total funding as of March 31, 2006.  The decrease in FHLB advances is due to deleveraging approximately $20 million in FHLB advances during 2006.  The FHLB line of credit is approximately $100 million with $22 million available at current quarter end.  The Company has $23 million in deposit funds from the State of Tennessee. First Citizens National Bank has approximately $22 million of brokered certificate of deposits comprising 3.3% of total deposits.

The bank's current liquidity position improved since year-end 2006 due to an increase in deposits of approximately $14 million and slow loan growth.  Deposit growth has increased assets primarily in federal funds sold as of first quarter end 2007 compared to year end 2006.  The $339,000 decrease in long-term debt consists of approximately $200,000 reduction in Bancshares line of credit and approximately $139 reduction in advances from FHLB.

The bank's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others.  First Citizens National Bank has available lines of credit for federal fund purchases totaling $52.5 million with four correspondent banks as well as additional borrowing capacity of approximately $22 million with FHLB.  Bancshares has a ($13 million) line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on March 31, 2007 was $70.6 million, up 1.60% from $69.5 million on December 31, 2006.  The increase in capital was primarily from undistributed income from the Bank and its subsidiaries.  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of March 31, 2007 was 12.6%, significantly in excess of the 8% mandated by Regulatory Authorities. Capital as a percentage of total assets for the quarter ending March 31, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF MARCH 31,
2007	2006	2005	2004	2003
8.30%	7.70%	7.86%	8.06%	7.98%

The dividend payout ratio was 52.41% for the current period versus 48.6% and 49.12% for first quarter 2006 and 2005, respectively. We anticipate the dividend payout ratio to end the year in the range of 48-52%.  Dividends per share are from $0.29 per quarter in 2006 and 2007 compared to $0.28 for first quarter 2005.  Bancshares re-purchased approximately 3,800 shares of its own stock in the open market since December 31, 2006.  Stock repurchase average price for first quarter 2007 was $35.00 per share.  Bancshares has no formal plans or programs in place to repurchase common stock as it pursues its current strategy to reduce outstanding debt on the revolving line of credit.  Purchases of treasury stock in first quarter 2007 are as follows:

	Shares	Average
	Purchased	Price per Share
January	1,120	$35.00
February	804	$35.00
March	1,859	$35.00
First Quarter 2007 Totals	3,783	$35.00

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" (EITF 06-4).  EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under this issue, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  Bancshares is currently evaluating the impact of adoption of EITF 06-4.

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

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" to permit entities to choose to measure certain financial instruments at fair value.  This statement is expected to expand the use of fair value measurement with the intent to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  Bancshares did not elect early adoption of SFAS 157 and 159.  Adoption effective January 1, 2008 is not expected to materially impact consolidated financial statements.

INTEREST RATE RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  Currently, implemented strategies have placed the Company in a slightly liability sensitive position in which the Company would likely experience a small increase in net interest margin should rates begin declining in 2007 or 2008.  Interest rate risk exposures are well within policy limits and stable net interest margins are expected to continue in the range of 3.7% to 4.0% experienced over the last three years.

First Citizens swapped a $1,500,000 fixed investment cash flow for a variable cash flow stream tied to 90 day LIBOR rate June 2000.  The new variable investment cash flow is matched with a variable borrowing, resulting in an ongoing positive spread of 250 basis points with no interest rate risk.  The transaction was implemented to reduce interest rate risk.  The value of the derivative has improved in the rising rate environment over the last three years.  See also Footnote 5 Derivative Transactions.  The volume and risk associated with this derivative is well within the Funds Management Policy of the bank. There have been no material changes since year-end 2001 applicable to this transaction.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2006 Form 10-K.  The Company maintains a fairly neutral interest rate risk position overall which is evidenced by stable net interest margins maintained in a rising rate environment over the last three years.  The effects of the current rate environment are discussed throughout Item 2 - Management's Discussion and Analysis including the following sections:  Results of Operations, Loans, Investments, Liquidity, and Interest Rate Risk.  The analysis included in the December 31, 2006 Form 10-K included scenarios for a rising rate environment.  Actual results for the year ended December 31, 2007 will differ from simulations due to timing, magnitude, and frequency of interest rate changes, market conditions and management strategies.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of March 31, 2007 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting during the quarter ended March 31, 2007 or subsequently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 1A. Risk Factors

There is no material change in risk factors from year-end 2006 to first quarter end 2007.  See December 31, 2006 Annual Report Form 10-K for in depth discussion of risk factors.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: May 10, 2007                                        /s/  JEFFREY D. AGEE
                                                                           Chief Executive Officer
                                                                           First Citizens National Bank
                                                                                (Principal Subsidiary)

Date: May 10, 2007                                   /s/    LAURA BETH BUTLER
                                                                              SENIOR VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)