Form 10-Q
period 2007-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2007-08-08
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED JUNE 30, 2007

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

Of the registrant's only class of common stock (no par value) there were 3,625,026 shares outstanding as of June 30, 2007.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in Thousands)

	As of	As of
	June 30, 2007	December 31, 2006
ASSETS

Cash and due from banks	$22,343	$19,597
Federal funds sold	3,696	12,948
Cash and cash equivalents	26,039	32,545
Investment securities
Trading investments-stated at market	-	-
Held to maturity-amortized cost-fair
value of $291 at June 30, 2007
and $291 at December 31, 2006	290	290
Available for sale-stated at market	182,992	177,086
Loans (excluding unearned income of $517 at June 30, 2007
and $311 at December 31, 2006)	563,051	548,834
Less: allowance for loan losses	6,236	6,211
Net loans	556,815	542,623
Loans held for sale	2,969	3,449
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,505	5,505
Premises and equipment	27,909	28,234
Accrued interest receivable	6,952	6,760
Goodwill	11,825	11,825
Other intangible assets	415	458
Other real estate	2,457	1,815
Bank owned life insurance policies	17,529	17,224
Other assets	4,367	3,606
TOTAL ASSETS	$846,064	$831,420

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$91,156	$95,048
Time	373,137	370,146
Savings	205,630	200,869
Total deposits	669,923	666,063

Securities sold under agreements to repurchase	42,284	31,981
Federal funds purchased and other short-term borrowings	1,000	1,000
Long-term debt	58,848	59,538
Other liabilities	4,139	3,340
Total liabilities	776,194	761,922

Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at June 30, 2007 and 3,717,593
issued and outstanding at December 31, 2006	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	54,682	52,532
Accumulated other comprehensive income	(1,422)	108
Total common stock and retained earnings	72,309	71,689
Less-92,567 treasury shares, at cost at
June 30, 2007 and 85,500 shares at cost at
December 31, 2006	2,439	2,191
Total shareholders' equity	69,870	69,498

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$846,064	$831,420

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$11,349	$10,905	$22,414	$21,092
Interest on investment securities:				-
Taxable	1,668	1,379	3,245	2,685
Tax-exempt	478	479	938	910
Dividends	99	106	196	208
Other interest income	-	-		-
Fed funds sold	136	161	369	472
Interest-bearing deposits in banks	20	11	20	18
Total interest income	13,750	13,041	27,182	25,385

Interest expense:
Interest expense on deposits	5,396	4,517	10,692	8,642
Other interest expense	1,187	1,353	2,363	2,695
Total interest expense	6,583	5,870	13,055	11,337

Net interest income	7,167	7,171	14,127	14,048

Provision for loan losses	167	225	333	458

Net interest income after provision	7,000	6,946	13,794	13,590

Other non-interest income:
Income from fiduciary activities	200	179	399	364
Service charges on deposit accounts	1,708	1,532	3,129	2,932
Brokerage fees	446	315	759	728
Earnings on bank owned life insurance	170	151	345	326
Gain (loss) on sale of securities	-	-	(60)	-
Other non-interest income	407	395	757	820
Total other non-interest income	2,931	2,572	5,329	5,170

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Other non-interest expense:
Salaries and employee benefits	$3,933	$3,854	$7,830	$7,690
Net occupancy expense	426	415	846	860
Depreciation expense	516	495	1,042	977
Data processing expense	198	178	418	361
Legal and professional fees	34	27	94	54
Stationary and office supplies	70	76	144	137
Amortization of intangibles	21	21	42	42
Advertising and promotions	199	182	375	343
Other non-interest expense	1,376	1,305	2,635	2,566
Total other non-interest expense	6,773	6,553	13,426	13,030

Net income before income taxes	3,158	2,965	5,697	5,730

Income taxes	913	720	1,441	1,316

Net income	$2,245	$2,245	$4,256	$4,414

Earnings per share	$0.62	$0.61	$1.17	$1.21

Weighted average number
of shares outstanding	3,625,651	3,633,685	3,628,082	3,634,150

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance at beginning of period	$70,613	$64,548	$69,498	$63,646
Net income	2,245	2,245	4,256	4,414
Other comprehensive income due to:
Changes in available-for-sale investments	(1,830)	(1,233)	(1,540)	(1,471)
Changes in cash flow hedge derivative	10	18	10	61
Comprehensive income	425	1,030	2,726	3,004

Cash dividends declared	(1,053)	(1,054)	(2,107)	(2,108)
Common stock repurchased, net	(115)	(33)	(247)	(51)

Balance at end of period	$69,870	$64,491	$69,870	$64,491

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated In Thousands)

	Six Months Ended June 30,
	2007	2006

Net cash provided by operating activities	$4,929	$4,689

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	-
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	10,038	11,152
Proceeds of sales of available-for-sale securities	4,890	-
Purchase of available-for-sale securities	(23,109)	(20,912)
(Increase) in loans-net	(13,655)	(27,309)
Purchases of premises and equipment	(717)	(2,085)
Net cash (used) by investing activities	(22,553)	(39,154)

Financing activities:
Net increase (decrease) in demand and savings
accounts	869	139
Increase (decrease) in time deposits	2,991	18,427
(Decrease) in long-term debt	(690)	(4,747)
Treasury stock purchases, net	(248)	(51)
Cash dividends paid	(2,107)	(2,108)
Net increase in short-term borrowings	10,303	2,236
Net cash provided by financing activities	11,118	13,896

Increase (decrease) in cash and cash equivalents	(6,506)	(20,569)

Cash and cash equivalents at beginning of period	32,545	40,686

Cash and cash equivalents at end of period	$26,039	$20,117

Supplemental cash flow disclosures:
Interest payments, net	$6,184	$11,003
Income taxes paid, net	$1,286	$1,436

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
(Stated in Thousands, except per share data)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2007, the consolidated statements of income for the three month and six month periods ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Approximate investment in impaired loans as of current quarter end is as follows:

Balance
Impaired loans with specific reserve allocations	$ 3,025,000
Impaired loans without specific reserve allocations	141,000
$ 3,166,000
=========
Specific reserve for impaired loan losses	$ 590,000

Interest income recognized on impaired loans has been applied on a cash basis.  Interest income recognized on impaired loans is approximately $44,000 and $60,000 for the six months ended June 30, 2007 and 2006, respectively.  Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations.  Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow, and rates later decreased.  The value of the derivative has improved as rates have increased over the last three years, but remains in a negative position as of current quarter end.  Value of the derivative increased approximately $28 during the quarter ended June 30, 2007.  Accumulated other comprehensive income reflects a negative value of $72 thousand, gross and $51 thousand, net of tax.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are accounted for in accordance with SFAS 142.  Thus, goodwill is not amortized and is tested for impairment annually.  No impairment has been recognized since SFAS 142 was adopted in 2002.

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  SFAS 142 adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests are performed annually during first quarter and have resulted in an impairment of zero since adoption of FAS 142 in 2002. Total goodwill as of the reportable date is $11.8 million or 1.4% of total assets or 16.9% of total capital.

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

NOTE 8 - REVOLVING LINE OF CREDIT

In 2002, First Citizens Bancshares obtained a two-year line of credit with First Tennessee Bank in the amount of $13 million.  Since its original maturity in 2004, the line has been renewed annually.  As of the reportable date, the drawn amount was $1.2 million.  Interest on the outstanding balance is payable quarterly and is based on 100 basis points below the base prime rate of First Tennessee Bank.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Citizens Bancshares, Inc. ("Company") headquartered in Dyersburg, Tennessee, the bank holding company for First Citizens National Bank ("Bank"), First Citizens (TN) Statutory Trust III and First Citizens (TN) Statutory Trust IV.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The Bank operates two wholly owned subsidiaries: First Citizens Financial Plus, Inc. and First Citizens Investments, Inc. The Bank also owns 50% of White and Associates/First Citizens Insurance LLC and 50% of First Citizens/White and Associates Insurance Company, Inc.  The two 50% owned insurance subsidiaries are accounted for using the equity method.  First Citizens Investments, Inc. owns First Citizens Holdings, Inc.  First Citizens Holdings, Inc. owns First Citizens Properties, Inc.  These subsidiary activities consist of: brokerage, investments, insurance related products, credit insurance and investments in real estate mortgage participation interests.

EXPANSION

In first quarter 2007, expansion efforts resulted in the opening of two loan production offices.  One loan production office is located in Jackson, Tennessee and the other in Franklin, Tennessee.

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

RESULTS OF OPERATIONS

Second quarter 2007 results of operations reflect strong capital growth and stable earnings. Strong capital growth, modest asset growth and flat earnings result in lower returns on assets and equity for second quarter 2007 compared to second quarter results from prior year.  The following key performance ratios for second quarter over the past five years are noted in the following table:

AS OF JUNE 30,
	2007	2006	2005	2004	2003
Percentage of Net Income to:
Average Total Assets	1.02%	1.07%	1.13%	1.09%	0.92%
Average Shareholders'
Equity	12.16%	13.71%	14.18%	13.54%	11.80%
Percentage of Dividends
Declared Per Common
Share to Net Income	49.57%	47.93%	46.67%	51.38%	60.06%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	9.19%	8.63%	8.81%	8.93%	8.70%

*Represents primary capital including the allowance for loan losses.

Earnings for second quarter 2007 are flat compared to second quarter 2006 as a result of offsetting increases and decreases in non-interest income and expense.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income is flat with offsetting increases to both gross interest income and interest expense. The net yield on average earning assets increased from 6.57% in June 2006 to 7.47% in June 2007.  The net cost of interest bearing liabilities increased from 2.89% in June 2006 to 3.92% in June 2007.  Net interest margin for second quarter 2007 was 3.96%, which reflects an increase of 7 basis points above the margin for the year ended December 31, 2006 and is flat compared to 3.95% for second quarter 2006.   First Citizens has maintained stable net interest margins in the range of 3.7% to 4.0% from June 2004 to present as federal funds rates increased from 1.00% to the current rate of 5.25%.

Per the Uniform Bank Performance Report, net interest income as a percent of average total assets was the below peer at 3.57% compared to peer at 3.77% as of March 31, 2007 (most recent peer data available).  Review of individual components of net interest income reveal that the Bank's investment portfolio and loans have slightly higher yields than peer and their cost of deposits are less than peer while peer banks have lower costs on other borrowed money.  Yield on total loans was 8.00% compared to peer at 7.89% at first quarter end 2007.  Investment yields are above peer at 5.00% compared to peer at 4.95%.  Cost of interest bearing deposits was 3.21% compared to peer at 3.68%, and cost of other borrowed money was 5.53% compared to peer of 4.88%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.  The gap between the Bank's cost of borrowings compared to peer has narrowed over the last three years as the cost of borrowings at peer banks increased while the Bank's other borrowings cost remained fairly flat.

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING JUNE 30,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$553,890	$11,349	8.20%	$564,537	$10,027	6.89%	$538,105	$9,270	6.89%
Investment Securities:
Taxable	139,025	1,767	5.08%	126,538	1,219	3.87%	116,153	1,124	3.87%
Tax Exempt (4)	45,297	724	6.39%	42,687	682	6.23%	39,889	621	6.23%
Interest Earning
Deposits	725	10	5.52%	796	11	5.52%	594	2	1.35%
Federal Funds Sold	10,261	136	5.30%	6,986	239	3.52%	9,998	88	3.52%
Lease Financing
Total Interest Earning
Assets	749,198	13,996	7.47%	741,544	12,185	6.57%	704,739	11,105	6.30%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$16,517			$17,632			$18,432
Bank Premises
and Equipment	28,084			28,809			25,331

Other Assets	47,547			44,919			34,368

Total Assets	$841,346			$832,904			$782,870

	QUARTER ENDING JUNE 30,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$573,942	$5,396	3.76%	$563,268	$3,346	2.38%	$522,438	$3,047	2.33%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	97,414	1,187	4.87%	109,483	1,519	5.55%	116,579	1,229	4.22%
Total Interest
Bearing Liabilities	671,356	6,583	3.92%	672,751	4,865	2.89%	639,017	4,276	2.68%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	93,471			90,674			77,502
Other liabilities	4,887			4,552			4,359

Total liabilities	769,714			767,977			720,878

SHAREHOLDERS' EQUITY	71,632			64,927			61,992

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$841,346			$832,904			$782,870

NET INTEREST
INCOME		$7,413			$7,320			$6,829

NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			3.96%			3.95%			3.88%

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

Average earning assets to total average assets is 91% compared to peer of 94% as of March 31, 2007.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total approximately $45 million or 5% of total assets as of June 30, 2007.  The statement of cash flows reflects fixed assets purchases of $717,000 during first two quarters of 2007.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $345,000 for first half of 2007.

The loan loss provision for second quarter 2007 decreased $58 thousand or 26% compared to second quarter 2006.  Second quarter 2007 had net charge offs of $349 thousand compared to net charge offs of $383 thousand in second quarter 2006.  Reserve for losses on loans as a percent of total loans was 1.11% at June 30, 2007 and 1.14% at December 31, 2006.  The level of reserve for loan losses is considered adequate and is evaluated quarterly in accordance with generally accepted accounting principles.  See also Loan section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.18% compared to peer of 0.80% for first quarter ended March 31, 2007.  Non-interest income increased approximately 14% from second quarters 2006 to second quarter 2007.  The increase in non-interest income is primarily from $176,000 increase in service charges on deposit accounts and $131,000 in brokerage fees.  In second quarter 2007, fee income (non-interest income) contributed 17.57% to total revenue compared to 16.47% for the same period last year.

The following table compares non-interest income for second quarter of 2007, 2006 and 2005:

	QUARTER ENDING JUNE 30,
		% of		% of
	2007	Change	2006	Change	2005
Income from Fiduciary Activities	$200	11.73%	$179	-0.56%	$180
Service Charges on Deposit Accounts	1,708	11.49%	1,532	2.41%	1496
Brokerage Fees	446	41.59%	315	2.61%	307
Earnings from Bank Owned Life Insurance	170	12.58%	151	-64.64%	427
Other income	407	3.04%	395	-0.50%	397
Total non-interest income	$2,931	13.96%	$2,572	-8.37%	$2,807

The largest component of other income totaling $407,000 for second quarter 2007 consists of income from 50% owned full-service insurance agency, White & Associates/First Citizens Insurance, LLC.  Income from this subsidiary for second quarter 2007, 2006 and 2005 was $158,000, $163,000 and $136,000, respectively.

Non-interest expense represents operating expenses of First Citizens. Non-interest expense for the current quarter increased $220 thousand, or 3.36%, over second quarter 2006.  Salary and benefits increased approximately $79 thousand or 2.05%.  Average full-time equivalent employees are 261.52 for six months ended June 30, 2007 compared to 267.75 and 260.95 for three months ended June 30, 2006 and 2005, respectively.  Bancshares' growth strategies over the last few years also impact certain other sectors of the non-interest expense areas such as data processing and depreciation, which increased approximately 11% and 4%, respectively over prior year's second quarter.  The efficiency ratio as of June 30, 2007, 2006 and 2005 was 65.4%, 66.2%, and 64.6%, respectively.  Impaired Goodwill expense is $0 for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $199 thousand or 2.94% of other non-interest expense in second quarter 2007 compared to $182 thousand or 2.78% of total non-interest expense in 2006.  All marketing or advertising items are expensed at the time they are incurred.  Marketing expenses have increased primarily due to marketing efforts for the new loan production offices in Jackson and Franklin, Tennessee.

The following table compares non-interest expense for second quarter of 2007, 2006 and 2005:

	QUARTER ENDING JUNE 30,
		% of		% of
	2007	Change	2006	Change	2005
Salaries and Employee benefits	$3,933	2.05%	$3,854	6.76%	$3,610
Net Occupancy Expense	426	2.65%	415	-4.60%	435
Depreciation	516	4.24%	495	6.91%	463
Data Processing Expense	198	11.24%	178	17.11%	152
Legal and Professional Fees	34	25.93%	27	-51.79%	56
Stationary and Office Supplies	70	-7.89%	76	5.56%	72
Amortization of Intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	199	9.34%	182	35.82%	134
Other Expenses	1,376	5.44%	1,305	10.03%	1,186
Total Non-Interest Expense	$6,773	3.36%	$6,553	6.92%	$6,129

CHANGES IN FINANCIAL CONDITION

Loans grew by $14.2 million or approximately 2.6% (annualized 5.2%) during the first two quarters of 2007. Overall, loan demand continues to be slow in mature Northwest Tennessee markets and at a slower pace in the Southwest Tennessee markets served by First Citizens compared to loan growth rates experienced in prior years.  Loan growth rates were approximately 1% and 3% for the years ended December 31, 2006 and 2005, respectively.  First Citizens continues its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.  Loan growth rates accelerated in second quarter compared to the prior three quarters and are expected to continue at an annualized rate of approximately 5-6% for the remainder of 2007.  The addition of two loan production offices has been during the current quarter and is expected to continue to be going forward a significant factor in overall loan growth.  Loan production offices were opened in second quarter 2007 in Jackson, Tennessee and Franklin, Tennessee.  These markets are areas experiencing better economic conditions and growth rates than current mature markets of Northwest Tennessee.

Total deposits increased by $4 million or 0.6% (annualized 1.2%) from year-end 2006 to current quarter end.  Average interest-bearing deposits in second quarter 2007 compared to second quarter 2006 reflect an increase of approximately $11 million or 2 percent.   Cost of interest bearing deposits increased 77 basis points from second quarter 2006 to second quarter 2007 and include increases to both time and savings deposits.  Cost of time and savings deposits increased approximately 80 and 30 basis points, respectively when comparing the six months ended June 30, 2007 and 2006.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Peer data per the March 31, 2007 (most recent available) Uniform Bank Performance Report indicates that yields on investments exceed peer at 5.00% compared to 4.95% peer.  Quarterly average rates for taxable securities for the current quarter end increased 121 basis points while tax-exempt securities increased 17 basis points compared to prior year's second quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of total portfolio.  Bancshares' goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of approximately $125 million as of the current reportable period.

The book value of listed investment securities as of dates indicated are summarized as follows:

	AS OF JUNE 30,
	2007	2006	2005	2004	2003
U. S. Treasury & Government
Agencies	$130,556	$118,132	$107,310	$104,638	$95,940
State & Political Subdivisions	45,850	42,619	39,803	36,219	36,705
All Others*	12,381	13,575	13,376	6,609	8,962
Totals	$188,787	$174,326	$160,489	$147,466	$141,607

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of June 30, 2007 are as follows:

	Held-to Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Treasury Securities	$	$	$1,255	$1,254
U. S. Government Agency &
Corporate Obligations			132,204	129,302

Securities Issued by States &
Political Subdivision in the
U. S.:
Taxable Securities
Tax-Exempt Securities	290	291	45,015	45,560
U. S. Securities:
Debt Securities			6,739	6,876
Equity Securities*			5,505	5,505
Foreign Securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$290	$291	$190,718	$188,497

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Accumulated other comprehensive income reflects unrealized gain (loss) on securities, net of tax.  During second quarter 2007, gross unrealized gain (loss) on securities decreased approximately $2.9 million primarily due to fluctuations in the bond market.  Market value of the investment portfolio is heavily influenced by 10-year Treasury benchmark due to the volumes of U. S. Government Treasury and Agency securities (including mortgage-related investments) that comprise the portfolio.  In June 2007, bond market movement resulted in higher yields on both the 2-year and 10-year treasuries compared to last quarter.  The 10-year Treasury rate was in the range of 4.9% to 5.0% in June 2007 compared to 4.6% to 4.7% in March 2007 and December 2006.  The 2-year Treasury rates were approximately 4.9% compared to 4.6% in March 2007 compared to 4.75% at year-end 2006.  Thus, the shape and position of the curve has shifted as of current quarter end resulting in unrealized losses in the available-for-sale portfolio.   Accumulated other comprehensive income for the current quarter, net of tax, was an unrealized loss of $1.4 million.  Fluctuations in market value of the portfolio is due entirely to the current interest rate environment and does not appear to relate to quality of issuers or issuers' ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

LOANS

One of Bancshares' primary objectives is to seek quality-lending opportunities within its markets. The majority of First Citizens' borrowers lives and conducts business in West Tennessee.  First Citizens has recently expanded its footprint in West Tennessee and into Middle Tennessee with the opening of loan production offices in Jackson and Franklin, Tennessee.  Overall, loans decreased approximately $11 million from June 30, 2006 to June 30, 2007 but have increased approximately $14 million from December 31, 2006 to June 30, 2007.  Real estate loans have decreased $5 million when comparing June 2007 to June 2006.  In 2006, First Citizens experienced unusual loan growth trends compared to prior years in that loan growth was strong in first and second quarter 2006 and then slowed to less than one percent growth for the year ended December 31, 2006.  Annualized loan growth at 5% for the first six months of 2007 is comparable to historical trends.  First Citizens remains committed to asset quality and will not sacrifice quality for growth.  Loan growth rates are expected to be in the range of 5% to 6% for the year ended December 31, 2007 primarily from growth in the more metropolitan markets including Shelby, Madison and Williamson Counties of Tennessee.  Overall economic factors for Tennessee appear stable including the unemployment rate for Tennessee of 4.1% as of June 2007 which is the lowest rate since December 2000.  Unemployment rates have steadily declined from 5.6% in June 2006.  Low unemployment levels have been supported primarily by employment increases in service jobs such as leisure, hospitality, education and health services while manufacturing jobs have decreased.  The following table sets forth loan totals net of unearned income by category for the past five years:

	AS OF JUNE 30,
	2007	2006	2005	2004	2003
Real Estate:
Construction	$91,707	$85,440	$97,346	$87,155	$67,398
Mortgage	349,239	360,191	333,817	314,198	300,383
Commercial, Financial
and Agricultural	81,086	88,306	75,884	73,014	80,202
Consumer Installment	37,357	38,048	38,122	38,224	38,598
Other	6,631	5,551	4,351	6,573	4,080

Total Loans	$566,020	$577,536	$549,520	$519,164	$490,661

*Mortgage loans include loans held for sale in the secondary mortgage market.  Balances are $3.0 million, $3.2 million, $2.4 million, $1.6 million, and $5.5 million for June 30, 2007, 2006, 2005, 2004 and 2003, respectively.

The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

	AS OF JUNE 30,
	2007	2006	2005	2004	2003
Non-Performing Loans:

Non-accrual	$335	$2,219	$816	$1,017	$1,470
90 Days Past Due
Accruing Interest	1,551	957	703	313	1,438

Total	$1,886	$3,176	$1,519	$1,330	$2,908

Non-performing loans at quarter end were 0.33% of total loans.  Non-performing loans have decreased $1.3 million since second quarter end 2006 primarily due to a small volume of larger balance loans being foreclosed and recorded as other real estate at appraised market value.  See also Other Real Estate section discussed below.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at June 30, 2007 was $11.4 million.  Weighted average loan yields increased 90 basis points from second quarter 2006 to second quarter 2007.   Loan rates steadily increased in the rising rate environment over the last three years but the cost of deposits and other funding also increased resulting in a steady but flat net interest margins.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately over $60 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise approximately $62 million of total loans as of June 30, 2007 and $65 million as of June 30, 2006.  Recoveries, net of charge-offs in this category were $3 thousand for first six months of 2007.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.14% for the current quarter and 1.12% at year-end 2006.  A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($411,000) (2) recovery of loans previously charged off $62,000 and (3) additions to reserve $167,000.  The provision for loan losses decreased $58,000 when compared to the same time period in 2006.

Non-performing loans as of current quarter end decreased approximately $1.2 million from June 2006 to June 2007.  Non-performing loans remain in the range of less than 1% of total loans maintained the last five years and are expected to continue at a very manageable level.  First Citizens does not anticipate any material negative trends in problems loans for 2007.  First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

OTHER REAL ESTATE

Other real estate is significantly higher at June 30, 2007 and December 31, 2006 compared to prior periods as a result of foreclosures on a small volume of significant balance loans.  Management expects the properties to be liquidated in second half of 2007.  Fair market values of significant properties are based on independent appraisals.

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings.  Customer based sources accounted for 85% of funding in both second quarter 2007 and 2006.  Borrowed funds from the FHLB amounted to 6.1% of total funding as of June 30, 2007 and 7.9% of total funding as of June 30, 2006.  The decrease in FHLB advances is due to deleveraging approximately $20 million in FHLB advances during 2006.  The FHLB line of credit is approximately $95 million with $21 million available at current quarter end.  The Company has $23 million in deposit funds from the State of Tennessee. First Citizens National Bank has approximately $28 million of brokered certificate of deposits comprising 4.2% of total deposits as of current quarter end.  The current quarter total of brokered deposits is flat compared to June 2006.

The bank's current liquidity position has tightened slightly since year-end 2006 due to loan growth and declining federal funds sold balances.  Securities sold under agreements to repurchase balances have increased approximately $10 million from year-end 2006 to end of second quarter 2007.  Investments have increased approximately $6 million and debt has been reduced by approximately $700,000.

The bank's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others.  First Citizens National Bank has available lines of credit for federal fund purchases totaling $52.5 million with four correspondent banks as well as additional borrowing capacity of approximately $21 million with FHLB.  Bancshares has a ($13 million) line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on June 30, 2007 was $69.9 million, up 0.54% from $69.5 million on December 31, 2006.  The increase in capital was primarily from undistributed income from the Bank and its subsidiaries which was offset by decreases in accumulated other comprehensive income as a result of temporary declines in current market value of available-for-sale securities.  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of June 30, 2007 was 12.49%, significantly in excess of the 8% mandated by Regulatory Authorities.  Capital growth has outpaced asset growth in 2006 and 2007 resulting in higher capital to asset ratio for the current period.  Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF JUNE 30,
2007	2006	2005	2004	2003
8.26%	7.73%	7.99%	7.84%	7.82%

The dividend payout ratio was 49.6% for the current period versus 47.9% and 44.2% for second quarter 2006 and 2005, respectively. We anticipate the dividend payout ratio to end the year in the range of 48-52%.  Dividends per share are $0.29 per quarter in 2006 and 2007 compared to $0.28 per quarter in 2005.  Bancshares re-purchased approximately 7,000 shares of its own stock in the open market since December 31, 2006.  Stock repurchase average price for second quarter 2007 was $35.00 per share.  Bancshares has no formal plans or programs in place to repurchase common stock as it pursues its current strategy to reduce outstanding debt on the revolving line of credit.  Purchases of treasury stock in second quarter 2007 are as follows:

	Shares	Price Paid
	Purchased	Per Share
April	2,840	35.00
May	550	35.00
June	-	-
Total	3,390	$35.00

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" (EITF 06-4).  EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under this issue, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  Bancshares is currently in the process of evaluating and determining the impact of adoption of EITF 06-4.

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

INTEREST RATE RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  Currently, implemented strategies have placed the Company in a liability sensitive position in which the Company would likely experience a small increase in net interest margin should rates begin declining in 2007 or 2008.  Interest rate risk exposures are well within policy limits and stable net interest margins are expected to continue in the range of 3.7% to 4.0% experienced over the last three years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of June 30, 2007 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting during the quarter ended June 30, 2007 or subsequently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 1A. Risk Factors

There is no material change in risk factors from year-end 2006 to second quarter end 2007. See December 31, 2006 Annual Report Form 10-K for in depth discussion of risk factors.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: August 8, 2007                                        /s/  JEFFREY D. AGEE
                                                                               Chief Executive Officer
                                                                           First Citizens National Bank
                                                                                (Principal Subsidiary)

Date: August 8, 2007                                   /s/    LAURA BETH BUTLER
                                                                              SENIOR VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)