Form 10-Q
period 2007-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2007-11-08
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED SEPTEMBER 30, 2007

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

Of the registrant's only class of common stock (no par value) there were 3,624,944 shares outstanding as of September 30, 2007.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in Thousands)

	AS OF	AS OF
	September 30, 2007	December 31, 2006
ASSETS

Cash and due from banks	$17,653	$19,597
Federal funds sold	5,929	12,948
Cash and cash equivalents	23,582	32,545
Investment securities
Trading investments-stated at market	-	-
Held to maturity-amortized cost-fair
value of $291 at September 30, 2007
and $291 at December 31, 2006	290	290
Available for sale-stated at market	184,516	177,086
Loans (excluding unearned income of $475 at September 30, 2007
and $311 at December 31, 2006)	581,641	548,834
Less: allowance for loan losses	6,318	6,211
Net loans	575,323	542,623
Loans held for sale	3,210	3,449
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,505	5,505
Premises and equipment	28,746	28,234
Accrued interest receivable	7,811	6,760
Goodwill	11,825	11,825
Other intangible assets	394	458
Other real estate	2,521	1,815
Bank owned life insurance policies	17,669	17,224
Other assets	3,982	3,606
TOTAL ASSETS	$865,374	$831,420

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$94,044	$95,048
Time	369,734	370,146
Savings	198,937	200,869
Total deposits	662,715	666,063

Securities sold under agreements to repurchase	38,811	31,981
Federal funds purchased and other short-term borrowings	22,400	1,000
Long-term debt	63,509	59,538
Other liabilities	5,203	3,340
Total liabilities	792,638	761,922
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at September 30, 2007 and 3,717,593
issued and outstanding at December 31, 2006	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	56,136	52,532
Accumulated other comprehensive income	(7)	108
Total common stock and retained earnings	75,178	71,689
Less-92,649 treasury shares, at cost at
September 30, 2007 and 85,500 shares at cost at
December 31, 2006	2,442	2,191
Total shareholders' equity	72,736	69,498

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$865,374	$831,420

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$11,826	$11,431	$34,240	$32,523
Interest on investment securities:				-
Taxable	1,725	1,520	4,970	4,205
Tax-exempt	506	429	1,444	1,339
Dividends	103	52	299	260
Other interest income	-	-	-	-
Fed funds sold	40	32	409	504
Interest-bearing deposits in banks	14	11	34	29
Total interest income	14,214	13,475	41,396	38,860

Interest expense:
Interest expense on deposits	5,517	4,989	16,209	13,631
Other interest expense	1,450	1,394	3,813	4,089
Total interest expense	6,967	6,383	20,022	17,720

Net interest income	7,247	7,092	21,374	21,140

Provision for loan losses	250	225	583	683

Net interest income after provision	6,997	6,867	20,791	20,457

Other non-interest income:
Income from fiduciary activities	214	202	613	566
Service charges on deposit accounts	1,913	1,580	5,042	4,512
Brokerage fees	421	342	1,180	1,070
Earnings on bank owned life insurance	172	136	517	462
Gain (loss) on sale of securities	(43)	-	(103)	-
Other non-interest income	426	350	1,183	1,170
Total other non-interest income	3,103	2,610	8,432	7,780

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
Other non-interest expense:
Salaries and employee benefits	$3,972	$3,796	$11,802	$11,486
Net occupancy expense	415	400	1,261	1,260
Depreciation expense	521	533	1,563	1,510
Data processing expense	240	219	658	580
Legal and professional fees	54	42	148	96
Stationary and office supplies	73	71	217	208
Amortization of intangibles	21	21	63	63
Advertising and promotions	181	137	556	480
Other non-interest expense	1,502	1,262	4,137	3,828
Total other non-interest expense	6,979	6,481	20,405	19,511

Net income before income taxes	3,121	2,996	8,818	8,726

Income taxes	617	572	2,058	1,888

Net income	$2,504	$2,424	$6,760	$6,838

Earnings per share	$0.69	$0.67	$1.86	$1.88

Weighted average number
of shares outstanding	3,624,951	3,633,271	3,627,038	3,633,878

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Balance at beginning of period	$69,870	$64,491	$69,498	$63,646
Net income	2,504	2,424	6,760	6,838
Other comprehensive income due to:
Changes in available-for-sale investments	1,424	1,788	(116)	317
Changes in cash flow hedge derivative	(10)	(19)	-	42
Comprehensive income	3,918	4,193	6,644	7,197

Cash dividends declared	(1,049)	(1,053)	(3,156)	(3,161)
Common stock repurchased, net	(3)	(32)	(250)	(83)

Balance at end of period	$72,736	$67,599	$72,736	$67,599

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated In Thousands)

	Nine Months Ended Sept 30,
	2007	2006

Net cash provided by operating activities	$8,535	$4,502

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	-
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	15,851	17,490
Proceeds of sales of available-for-sale securities	11,378	-
Purchase of available-for-sale securities	(34,370)	(27,097)
(Increase) in loans-net	(33,728)	(13,214)
Purchases of premises and equipment	(2,075)	(2,463)
Net cash (used) by investing activities	(42,944)	(25,284)

Financing activities:
Net increase (decrease) in demand and savings
accounts	(2,936)	(8,287)
Increase (decrease) in time deposits	(412)	17,103
Increase (Decrease) in long-term debt	3,971	(10,203)
Treasury stock purchases, net	(251)	(83)
Cash dividends paid	(3,156)	(3,161)
Net increase in short-term borrowings	28,230	4,035
Net cash provided by financing activities	25,446	(596)

Increase (decrease) in cash and cash equivalents	(8,963)	(21,378)

Cash and cash equivalents at beginning of period	32,545	40,686

Cash and cash equivalents at end of period	$23,582	$19,308

Supplemental cash flow disclosures:
Interest payments, net	$19,982	$17,147
Income taxes paid, net	$2,004	$2,004

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
(Stated in Thousands, except per share data)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2007, the consolidated statements of income for the three month and nine month periods ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 - ORGANIZATION

First Citizens Bancshares, Inc., (Bancshares) is a bank holding company chartered on December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all of the outstanding shares of common stock of First Citizens National Bank (First Citizens) were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

NOTE 3 - CONTINGENT LIABILITIES

There is no material pending or threatened litigation as of the current reportable date that would result in a liability.

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Approximate investment in impaired loans as of current quarter end is as follows:

Balance
Impaired loans with specific reserve allocations	$ 2,863,000
Impaired loans without specific reserve allocations	97,000
$ 2,960,000
=========
Specific reserve for impaired loan losses	$ 530,000

Interest income recognized on impaired loans has been applied on a cash basis.  Interest income recognized on impaired loans is approximately $126,000 and $80,000 for the nine months ended September 30, 2007 and 2006, respectively.  Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations.  Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow, and rates later decreased.  The value of the derivative improved as rates increased over the last three years, but remains in a negative position as of current quarter end.  Value of the derivative decreased approximately $28,000 during the quarter ended September 30, 2007.  Accumulated other comprehensive income reflects a negative value of $100 thousand, gross and $62 thousand, net of tax.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are accounted for in accordance with SFAS 142.  Thus, goodwill is not amortized and is tested for impairment annually.  No impairment has been recognized since SFAS 142 was adopted in 2002.

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  SFAS 142 adopts a more aggregate view for goodwill and bases the accounting on units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests are performed annually during first quarter and have resulted in an impairment of zero since adoption of FAS 142 in 2002. Total goodwill as of the reportable date is $11.8 million or 1.37% of total assets or 16.3% of total capital.

Amortization expense of the other identifiable intangibles for the current quarter was $21 thousand for 2007 and 2006.

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

NOTE 8 - REVOLVING LINE OF CREDIT

In 2002, First Citizens Bancshares obtained a two-year line of credit with First Tennessee Bank in the amount of $13 million.  Since its original maturity in 2004, the line has been renewed annually.  As of the reportable date, the drawn amount was $961,000.  Interest on the outstanding balance is payable quarterly and is based on 100 basis points below the base prime rate of First Tennessee Bank.

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

EXPANSION

In first quarter 2007, expansion efforts resulted in the opening of two loan production offices.  One loan production office is located in Jackson, Tennessee and the other in Franklin, Tennessee.  In September 2007, the Bank purchased a lot at 2575 Christmasville Cove in Jackson, Tennessee for future development into a full service branch location.  In October 2007, the Bank purchased a building and lot at 1304 Murfreesboro Road in Franklin, Tennessee, which will be renovated into a full service branch location in the next six to nine months.

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

RESULTS OF OPERATIONS

Third quarter 2007 results of operations continue to reflect stable earnings in a challenging banking environment.  Moderate asset and capital growth and steady earnings yield slightly lower returns on assets and equity for third quarter 2007 compared to third quarter results from prior year.  The following key performance ratios for third quarter over the past five years are noted in the following table:

AS OF SEPT 30,
	2007	2006	2005	2004	2003
Percentage of Net Income to:
Average Total Assets	1.07%	1.10%	1.12%	1.07%	1.14%
Average Shareholders'
Equity	12.76%	14.03%	14.04%	13.53%	14.32%
Percentage of Dividends
Declared Per Common
Share to Net Income	46.77%	46.28%	46.41%	51.53%	48.21%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	9.15%	8.68%	8.81%	8.81%	7.97%

*Represents primary capital including the allowance for loan losses.

It would be unrealistic to make light of current economic issues that dominate financial markets. At the same time, we refuse to accept an attitude of doom and gloom, keeping in mind that there have been many economic cycles since First Citizens National Bank was first chartered in 1889. We will use this opportunity to identify bold and exciting objectives and to implement strategies that expand the First Citizens brand into new and more distant markets. When considering the combined strengths of Shareholders, the Board of Directors, a broad based management team and quality staff, we have every reason to be optimistic about the future direction of this Company.

Earnings for third quarter 2007 increased a modest 3% compared to third quarter 2006 as a result of increased net interest income and offsetting increases and decreases in non-interest income and expense.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased 2% as the increase in interest expense outpaced the increase in interest income.  The yield on average earning assets increased from 7.41% in September 2006 to 7.62% in September 2007.  The net cost of interest bearing liabilities increased from 3.83% in September 2006 to 4.07% in September 2007.  Net interest margin for third quarter 2007 was 3.95%, which reflects an increase of 6 basis points above the margin for the year ended December 31, 2006 and is flat compared to 3.96% for third quarter 2006.   First Citizens has maintained very stable net interest margins in the range of 3.7% to 4.0% over the past three years.

Per the Uniform Bank Performance Report, net interest income as a percent of average total assets was below peer at 3.60% compared to peer at 3.79% as of June 30, 2007 (most recent peer data available).  Review of individual components of net interest income reveal that the Bank's investment portfolio and loans have slightly higher yields than peer and their cost of deposits are less than peer while peer banks have lower costs on other borrowed money.  Yield on total loans was 8.06% compared to peer at 7.95% at second quarter end 2007.  Investment yields are above peer at 5.05% compared to peer at 5.00%.  Cost of interest bearing deposits was 3.24% compared to peer at 3.73%, and cost of other borrowed money was 5.56% compared to peer of 4.89%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.  The gap between the Bank's cost of borrowings compared to peer has narrowed over the last three years as the cost of borrowings at peer banks increased while the Bank's other borrowings cost remained fairly flat.

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING SEPTEMBER 30,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$571,192	$11,826	8.28%	$565,480	$11,431	8.09%	$548,440	$9,884	7.21%
Investment Securities:
Taxable	138,974	1,828	5.26%	125,866	1,572	5.00%	122,270	1,242	4.06%
Tax Exempt (4)	45,994	767	6.67%	43,904	650	5.92%	40,305	623	6.18%
Interest Earning
Deposits	803	14	5.50%	771	11	5.71%	785	3	1.53%
Federal Funds Sold	2,570	40	6.23%	3,057	32	4.19%	2,422	23	3.80%
Lease Financing
Total Interest Earning
Assets	759,533	14,475	7.62%	739,078	13,696	7.41%	714,222	11,775	6.59%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$17,101			$13,373			$16,954
Bank Premises
and Equipment	28,208			28,715			25,933

Other Assets	48,421			46,579			36,226

Total Assets	$853,263			$827,745			$793,335

	QUARTER ENDING SEPTEMBER 30,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$568,609	$5,517	3.88%	$557,918	$4,989	3.58%	$515,935	$2,938	2.28%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	115,563	1,450	5.02%	108,839	1,394	5.12%	130,235	1,680	5.16%
Total Interest
Bearing Liabilities	684,172	6,967	4.07%	666,757	6,383	3.83%	646,170	4,618	2.86%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	92,949			89,694			78,496
Other liabilities	4,906			5,664			5,185

Total liabilities	782,027			764,121			729,851

SHAREHOLDERS' EQUITY	71,236			65,630			63,484

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$853,263			$829,751			$793,335

NET INTEREST
INCOME		$7,508			$7,313			$7,157

NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			3.95%			3.96%			4.01%

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

Average earning assets to total average assets is 91% compared to peer of 94% as of June 30, 2007.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total approximately $46 million or 5% of total assets as of September 30, 2007.  The statement of cash flows reflects fixed assets purchases of $2.1 million during nine months ended September 30, 2007.  The $2.1 million includes approximately $1 million for a lot in Jackson, Tennessee to be developed into a full service branch in the next three to five years.  In October 2007, an additional $1.86 million was invested in building and lot in Franklin, Tennessee. Renovations are scheduled to begin in fourth quarter 2007 to convert the building into a full service branch expected to be opened in 2008.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $517,000 for nine months ended September 30, 2007.

The loan loss provision for third quarter 2007 decreased $25 thousand or 11% compared to third quarter 2006.  Net charge offs were $168 thousand for third quarter 2007 compared to net charge offs of $108 thousand in third quarter 2006.  Reserve for losses on loans as a percent of total loans was 1.09% at September 30, 2007 and 1.13% at December 31, 2006.  The level of reserve for loan losses is considered adequate and is evaluated quarterly in accordance with generally accepted accounting principles.  See also Loan section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.29% compared to peer of 0.81% for second quarter 2007.  Non-interest income increased approximately 19% from third quarter 2006 to third quarter 2007 as each major category increased at least five percent. Service charges on deposit accounts increased approximately $332,000 or 21%.  This increase in fees has offsetting increases in other non-interest expenses in the form of increased provision for charged off demand deposit accounts.  Earnings from BOLI consist of increases on accumulated cash surrender values in the current rate environment.  In third quarter 2007, fee income (non-interest income) contributed 17.92% to total revenue compared to 16.23% for the same period last year.  Brokerage fees increased approximately $79,000 in third quarter 2007 compared to third quarter 2006 primarily due to increased sales of annuities and other brokerage services.

The following table compares non-interest income for third quarter of 2007, 2006 and 2005:

	QUARTER ENDING SEPT 30,
		% of		% of
	2007	Change	2006	Change	2005
Income from Fiduciary Activities	$214	5.94%	$202	-14.41%	$236
Service Charges on Deposit Accounts	1,913	21.08%	1,580	0.13%	1578
Brokerage Fees	421	23.10%	342	12.87%	303
Earnings from Bank Owned Life Insurance	172	26.47%	136	-3.55%	141
Other income	383	9.43%	350	-15.87%	416
Total non-interest income	$3,103	18.89%	$2,610	-2.39%	$2,674

The largest component of other income for third quarter 2007 consists of income from 50% owned full-service insurance agency, White & Associates/First Citizens Insurance, LLC.  Income from this subsidiary for third quarter 2007, 2006 and 2005 was $165,000, $97,000 and $123,000, respectively.

Non-interest expense represents operating expenses of First Citizens. Non-interest expense for the current quarter increased approximately $500 thousand, or 7.68%, over third quarter 2006.  The primary contributors to this increase are salaries and benefits, other real estate expenses, provision for charged off demand deposit accounts, and advertising expenses.  Salary and benefits increased approximately $176 thousand or 4.64%.  Average full-time equivalent employees for the Bank are 266.62 for three months ended September 30, 2007 compared to 266.12 and 263.65 for three months ended September 30, 2006 and 2005, respectively.  The efficiency ratio as of September 30, 2007, 2006 and 2005 was 66.7%, 65.3%, and 63.6%, respectively.  Impaired Goodwill expense is $0 for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter is flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $181 thousand or 2.6% of other non-interest expense in third quarter 2007 compared to $137 thousand or 2.1% of total non-interest expense in 2006.  All marketing or advertising items are expensed at the time they are incurred.  Marketing expenses increased primarily due to marketing efforts for the new loan production offices in Jackson and Franklin, Tennessee.  Increases in legal and professional fees are a result of consulting fees incurred for various projects including but not limited to information technology risk assessments, cost segregation studies, and strategic planning.  Provision for charged off demand deposit accounts was $219,000 for third quarter 2007 compared to $69,000 in third quarter 2006.  The increase in this provision is offset by increased service charge income from deposit accounts as noted in section above.  Write-downs and expenses on other real estate owned increased approximately $60,000 from third quarter 2006 to third quarter 2007.  See additional discussion below regarding other real estate.

The following table compares non-interest expense for third quarter of 2007, 2006 and 2005:

	QUARTER ENDING SEPT. 30,
		% of		% of
	2007	Change	2006	Change	2005
Salaries and Employee benefits	$3,972	4.64%	$3,796	5.18%	$3,609
Net Occupancy Expense	415	3.75%	400	-9.30%	441
Depreciation	521	-2.25%	533	12.45%	474
Data Processing Expense	240	9.59%	219	24.43%	176
Legal and Professional Fees	54	28.57%	42	31.25%	32
Stationary and Office Supplies	73	2.82%	71	-7.79%	77
Amortization of Intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	181	32.12%	137	-19.88%	171
Other Expenses	1,502	19.02%	1,262	0.64%	1,254
Total Non-Interest Expense	$6,979	7.68%	$6,481	3.61%	$6,255

CHANGES IN FINANCIAL CONDITION

Loans grew by $32.7 million or approximately 6.0% during the first three quarters of 2007. Overall, loan demand continues to be slow in mature Northwest Tennessee markets and at a slower pace in the Southwest Tennessee markets served by First Citizens compared to growth rates experienced in prior years.  Current year growth has been achieved through the opening of loan production offices in Jackson and Franklin, Tennessee, loan growth of approximately 10% in the Southwest Tennessee markets and modest growth of approximately 3% in core Northwest Tennessee markets.  Loan growth rates were approximately 1% and 3% for the years ended December 31, 2006 and 2005, respectively.  While pursuing strategies to expand its footprint and increase market share, First Citizens maintains a strong commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Total deposits decreased by $3.3 million or 0.5% from year-end 2006 to current quarter end. Average interest-bearing deposits in third quarter 2007 compared to third quarter 2006 reflect an increase of approximately $11 million or 2 percent. Cost of interest bearing deposits increased 30 basis points from third quarter 2006 to third quarter 2007. Cost of time and savings deposits increased approximately 50 and 15 basis points, respectively when comparing the quarter ended September 30, 2007 and 2006.

As deposits have decreased slightly in the current quarter partially due to typical seasonality in savings accounts, borrowings have been used to fund loan growth.  Short-term borrowings increased $21.4 million and long-term borrowings have increased $4 million.  Growth of $6 million in securities sold under repurchase agreements or sweep accounts has also served to fund loan growth.

Capital growth of approximately 4.6% is from undistributed earnings for the nine months ended September 30, 2007.  Accumulated other comprehensive income decreased approximately $115,000 since year-end 2006. Net treasury stock purchases total approximately $250,000 through September 30, 2007.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Peer data per the June 30, 2007 (most recent available) Uniform Bank Performance Report indicates that yields on investments exceed peer at 5.05% compared to 5.00% peer.  Quarterly average rates for taxable securities for the current quarter end increased 26 basis points while tax-exempt securities increased 75 basis points compared to prior year's third quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of total portfolio.  Mortgage-related securities consist of high quality U. S. Government Agency and mortgage-backed securities.  Thus, there has been no impact to the quality of our portfolio as a result of the recent fallout in the sub-prime mortgage industry.  Bancshares' goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of approximately $125 million as of the current reportable period.

The book value of listed investment securities as of dates indicated are summarized as follows:

	AS OF SEPT 30,
	2007	2006	2005	2004	2003
U. S. Treasury & Government
Agencies	$129,629	$120,687	$109,468	$101,693	$97,804
State & Political Subdivisions	48,475	44,379	40,594	39,726	38,971
All Others*	12,207	12,240	13,411	13,440	8,853
Totals	$190,311	$177,306	$163,473	$154,859	$145,628

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of September 30, 2007 are as follows:

	Held-to Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Treasury Securities	$	$	$-	$-
U. S. Government Agency &
Corporate Obligations			130,556	129,629

Securities Issued by States &
Political Subdivision in the
U. S.:
Taxable Securities
Tax-Exempt Securities	290	291	47,129	48,185
U. S. Securities:
Debt Securities			6,741	6,702
Equity Securities*			5,505	5,505
Foreign Securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$290	$291	$189,931	$190,021

*Includes Federal Home Loan Bank and Federal Reserve Bank stock which are classified separately on the Balance Sheet.

Accumulated other comprehensive income reflects unrealized gain (loss) on securities, net of tax.  During third quarter 2007, gross unrealized gain (loss) on securities increased approximately $2.3 million primarily due to fluctuations in the bond market.  Market value of the investment portfolio is heavily influenced by 10-year Treasury benchmark due to the volumes of U. S. Government Treasury and Agency securities (including mortgage-related investments) that comprise the portfolio.  In September 2007, bond market movement resulted in lower yields on both the 2-year and 10-year treasuries compared to last quarter.  The 10-year Treasury rate was in the range of 4.5% to 4.6% in September 2007 compared to 5.0% to 5.1% in June 2007 to 4.6% to 4.7% in December 2006.  The 2-year Treasury rates were approximately 3.9% to 4.0% compared to 4.9% in June 2007 and 4.75% at year-end 2006.  Thus, the shape and position of the curve has shifted this year resulting in immaterial unrealized gain on available-for-sale portfolio as of current quarter end.  Accumulated other comprehensive income for the current quarter, net of tax, was an unrealized loss of $55,000.  Fluctuations in market value of the portfolio are due entirely to the current interest rate environment and does not appear to relate to quality of issuers or issuers' ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

LOANS

One of Bancshares' primary objectives is to seek quality-lending opportunities within its markets.  First Citizens does not participate in sub-prime lending and has had no impact from the recent fallout in sub-prime loans.  The majority of First Citizens' borrowers lives and conducts business in West Tennessee.  First Citizens has recently expanded its market area in West and Middle Tennessee with the opening of loan production offices in Jackson and Franklin, Tennessee.  Overall, loans increased approximately $20 million from September 30, 2006 to September 30, 2007 and increased approximately $32 million from December 31, 2006 to September 30, 2007.  Real estate loans increased $24 million when comparing September 2007 to September 2006.

In 2006, First Citizens experienced unusual loan growth trends compared to prior years in that loan growth was strong in first and second quarter 2006 and then slowed to less than one percent growth for the year ended December 31, 2006.  First Citizens remains committed to asset quality and will not sacrifice quality for growth.  Loan growth rates are expected to be in the range of 5% to 7% for the year ended December 31, 2007 primarily from growth in more metropolitan markets including Shelby, Madison and Williamson Counties of Tennessee.  The unemployment rate for Tennessee is 4.7% as of September 2007, an increase from 4.1% in June 2007.  This increase is consistent with mild declines in overall economic conditions throughout the state.  The following table sets forth loan totals net of unearned income by category for the past five years:

	AS OF SEPT 30
	2007	2006	2005	2004	2003
Real Estate:
Construction	$101,023	$84,457	$75,991	$91,621	$54,547
Mortgage	357,504	349,539	359,267	319,249	282,927
Commercial, Financial
and Agricultural	82,443	89,388	82,773	73,159	71,598
Consumer Installment	37,289	36,744	39,576	39,101	39,980
Other	6,592	4,931	3,533	7,458	4,376

Total Loans	$584,851	$565,059	$561,140	$530,588	$453,428

*Mortgage loans include loans held for sale in the secondary mortgage market.  Balances are $3.2 million, $3.9 million, $3.1 million, $1.0 million, and $2.2 million for September 30, 2007, 2006, 2005, 2004 and 2003, respectively.

The following table sets forth the balance of non-performing loans as of September 30, for the years indicated:

	AS OF SEPT 30
	2007	2006	2005	2004	2003
Non-Performing Loans:

Non-accrual	$920	$476	$761	$1,129	$931
90 Days Past Due
Accruing Interest	802	6,196	151	1,112	596

Total	$1,722	$6,672	$912	$2,241	$1,527

Non-performing loans at quarter end were 0.29% of total loans.  Non-performing loans decreased $5 million since third quarter end 2006 primarily due to a small volume of larger balance loans being foreclosed and recorded as other real estate at appraised market value.  Of the $920,000 on non-accrual status, approximately $365,000 carries a Small Business Administration (SBA) guarantee. See also Other Real Estate section discussed below.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at September 30, 2007 was $11.6 million.  Weighted average loan yields increased 19 basis points from third quarter 2006 to third quarter 2007.   Loan rates steadily increased in the current rate environment over the last three years but the cost of deposits and other funding also increased resulting in steady but flat net interest margins.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only community bank with Farm Services Agency (FSA) Preferred Lender status in Tennessee.  Agriculture makes a significant contribution to Dyer County commerce, generating approximately over $60 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise approximately $62 million of total loans as of September 30, 2007 and $67 million as of September 30, 2006.  Recoveries, net of charge-offs in this category were $3 thousand for first nine months of 2007.

Agricultural producers in our markets were adversely affected by the spring freeze and summer drought.  Due to these conditions, we expect approximately 40% of the agricultural portfolio to require various levels of refinancing.  Equity positions and use of FSA guarantees should minimize the impact to our portfolio.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.09% for the current quarter and 1.13% at year-end 2006.  A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($267,000) (2) recovery of loans previously charged off $99,000 and (3) additions to reserve $250,000.  The provision for loan losses increased $25,000 when compared to the same time period in 2006.

Non-performing loans as of current quarter end decreased approximately $5 million from September 2006 to September 2007.  Non-performing loans remain in the range of less than 1% of total loans maintained the last five years and are expected to continue at a very manageable level.  First Citizens experienced an increase in past due loans as expected in current economic conditions but does not anticipate any material negative trends in problems loans for the remainder of 2007.  First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

OTHER REAL ESTATE

Other real estate (ORE) is significantly higher at September 30, 2007 and December 31, 2006 compared to prior periods as a result of foreclosures on a small volume of significant balance loans.  Fair market values of significant properties are based on independent appraisals.  Management continues efforts to liquidate ORE.  Approximately $1.4 million of the $2.5 million balance in ORE as of current quarter end is one residential property in Shelby County.  Capital improvements for the $1.4 million Shelby County home are in process and the property is expected to be sold in 2008 once such improvements are completed.  This property is requiring modifications and additional construction to reach a point of marketability and sold at or near its market value.

LIQUIDITY

Liquidity is managed to ensure ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings.  Customer based sources accounted for 84% and 85% of funding in third quarter 2007 and 2006, respectively.  Borrowed funds from the FHLB amounted to 6.6% of total funding as of September 30, 2007 and 7.4% of total funding as of September 30, 2006.  The decrease in FHLB advances is due to deleveraging approximately $20 million in FHLB advances during 2006.  The FHLB line of credit is approximately $90 million with $8 million available at current quarter end.  The Company has a $25 million standby letter of credit with FHLB used to collateralize public deposits that reduces borrowing capacity with FHLB.  The Company has $23 million in deposit funds from the State of Tennessee.  First Citizens National Bank has approximately $24.5 million of brokered certificate of deposits comprising 3.7% of total deposits as of current quarter end.  The current quarter total of brokered deposits is $5 million less than total as of September 2006.

The bank's liquidity position has tightened in the current quarter due to loan growth and increasing federal funds purchased balances.  Securities sold under agreements to repurchase balances increased approximately $6 million from year-end 2006 to end of third quarter 2007.  Investments increased approximately $7 million and long-term debt increased $4 million.

The bank's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others.  First Citizens National Bank has available lines of credit for federal fund purchases totaling $52.5 million with four correspondent banks as well as additional borrowing capacity of approximately $8 million with FHLB.  Bancshares has a ($13 million) line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on September 30, 2007 was $72.7 million, up 4.66% from $69.5 million on December 31, 2006.  The increase in capital was primarily from undistributed income from the Bank and its subsidiaries. Such increase was offset by decrease in accumulated other comprehensive income as a result of temporary declines in current market value of available-for-sale securities.  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of September 30, 2007 was 12.35%, significantly in excess of the 8% mandated by Regulatory Authorities.  Capital growth outpaced asset growth in 2006 and 2007 resulting in higher capital to asset ratio for the current period.  Capital as a percentage of total assets for the quarter ending September 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF SEPT 30
2007	2006	2005	2004	2003
8.41%	8.20%	7.99%	8.06%	7.87%

The dividend payout ratio was 46.8% for the current period versus 46.3% and 46.4% for third quarter 2006 and 2005, respectively. We anticipate the dividend payout ratio to end the year in the range of 45-50%.  Dividends per share are $0.29 per quarter in 2006 and 2007 compared to $0.28 per quarter in 2005.  Bancshares has re-purchased approximately 7,150 shares of its stock in the open market since December 31, 2006.  Stock repurchase average price for third quarter 2007 was $36.45 per share.  Bancshares has no formal plans or programs in place to repurchase common stock.  Purchases of treasury stock in third quarter 2007 are as follows:

	Shares	Price Paid
	Purchased	Per Share
July	-	-
August	82	36.45
September	-	-
Total	82	$36.45

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

First Citizens has endorsement split dollar life insurance policies that will require accruals upon adoption of this pronouncement effective January 1, 2008.  The Company anticipates the effect of adoption to have a cumulative effect adjustment to retained earnings of approximately $1.8 million as of January 1, 2008 and related accrual expense of approximately $225,000 for the year ended December 31, 2008.

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

INTEREST RATE RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  Currently, implemented strategies have placed the Company in a liability sensitive position in which the Company would likely experience a small increase in net interest margin should rates decline in 2007 or 2008.  Interest rate risk exposures are well within policy limits and stable net interest margins are expected to continue in the range of 3.7% to 4.0% experienced over the last three years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of September 30, 2007 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting during the quarter ended September 30, 2007 or subsequently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 1A. Risk Factors

There is no material change in risk factors from year-end 2006 to third quarter end 2007.  See December 31, 2006 Annual Report Form 10-K for in depth discussion of risk factors.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: November 8, 2007                                        /s/  JEFFREY D. AGEE
                                                                               Chief Executive Officer
                                                                           First Citizens National Bank
                                                                                (Principal Subsidiary)

Date: November 8, 2007                                   /s/    LAURA BETH BUTLER
                                                                              SENIOR VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)