Form 10-K
period 2007-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2008-03-14
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
                                       Large accelerated filer [ ]     Accelerated filer [x]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]  No [x]

________________________

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2007 was $90,071,704.

Of the registrant's only class of common stock (no par value) there were 3,624,806 shares outstanding as of December 31, 2007.

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2007.

PART I

FORWARD LOOKING STATEMENTS

Information contained herein includes forward-looking statements with respect to the beliefs, plans, risks, goals and estimates of First Citizens Bancshares, Inc..  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control.  When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "intend," "is likely," "going forward" and other expressions are intended to identify forward-looking statements.  These forward-looking statements are within the meaning of section 27A of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such statements may include, but are not limited to, projections of income or loss, expenses, acquisitions, plans for the future, and others.

Forward-looking statements are based upon information currently available and represent management's expectations or predictions of the future.  Due to risks and uncertainties involved, actual results could differ materially from such forward-looking statements.  Some of the potential factors that could affect our results are described in Item 1A, "Risk Factors."  Examples of such risks and uncertainties include but are not limited to:

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

ITEM 1.  BUSINESS

PRESENTATION OF AMOUNTS

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.  Certain balances have been reclassified to conform to current year presentation.

GENERAL

First Citizens Bancshares, Inc. ("Bancshares" or the "Company") is a Tennessee corporation organized and incorporated in 1982 and commenced operations in September 1983.  Bancshares is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and elected, effective April 19, 2000 to become a financial holding company pursuant to the provisions of the Gramm-Leach Bliley Act.   As a financial holding company, Bancshares may engage in activities that are financial in nature or incidental to a financial activity.  Permissible activities for a financial holding company are contained in Regulation Y of Federal Reserve regulations.  Bancshares may continue to claim the benefits of financial holding company status so long as each depository institution owned by the company remains well capitalized and well managed.  In addition, Bancshares may not commence new activities under sections 4(k) or 4(n) of the Bank Holding Company Act or acquire control of a company engaged in activities under those sections if any of the Company's insured depository institutions receive a rating of less than satisfactory under any examination conducted to determine compliance with the Community Reinvestment Act. Bancshares is a one-bank holding company. At December 31, 2007, the Corporation had total assets of $876 million compared to $831 million at December 31, 2006.

The Company's principal executive offices are located at One First Citizens Place, Dyersburg, Tennessee 38024.   Our telephone number is 731-285-4410.  Our website is www.firstcitizens-bank.com.  In accordance with the Exchange Act and other related laws, Bancshares files reports with the United States Securities Exchange Commission ("SEC") including annual and quarterly reports (Forms 10-K and 10-Q) as well as current reports on Form 8-K and amendments to those reports, if any.  As of the end of the second fiscal quarter of 2005, the market value of outstanding voting and non-voting common equity held by non-affiliates exceeded $75 million and thus, Bancshares began filing required periodic reports with the SEC under accelerated status beginning with the filing of Form 10-K for the year ended December 31, 2005.

We post to our website links to our annual, quarterly and current reports as soon as reasonably practicable after those reports are filed with or furnished to the SEC.  Such reports can be downloaded and/or viewed free of charge through access to the links on our website.  Shareholders may request a copy of the current, quarterly or annual reports without charge by contacting Judy Long, Secretary, First Citizens Bancshares, Inc., P. O. Box 370 Dyersburg, Tennessee 38025-0370.

Shareholders desiring to communicate directly with the Board of Directors of the Corporation may do so through the Corporate Governance Committee by contacting the Chairman or any member of the committee.  Committee membership is identified on the Bank's website at www.firstcitizens-bank.com or may be obtained by calling the Audit Department of the Bank at 731-287-4275.  Letters sent via the US Postal Service may be mailed to Chairman, Corporate Governance Committee, First Citizens National Bank, Audit Department, P.O. Box 890, Dyersburg, TN  38025-0890.

Bancshares, through its principal banking subsidiary, First Citizens National Bank (the "Bank"), provides a broad range of financial services. The Company is engaged in both retail and commercial banking business.  The Bank was chartered as a national bank in 1900 and operates in West Tennessee.  The Bank operates under the supervision of the Comptroller of the Currency, and is a member of the Federal Reserve System.  Deposits at the Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC).  The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered.  Various consumer laws and regulations also affect operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.  The Bank operates under the day-to-day management of its officers and directors; and formulates its own policies with respect to lending practices, interest rates and service charges and other banking matters.

Bancshares' primary source of income is dividends received from the Bank.  Dividend payments are determined in relation to earnings, deposit growth and capital position of the subsidiaries in compliance with regulatory guidelines. Management anticipates that future increases in the capital of Bancshares will be accomplished through earnings retention or capital injection.

The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity Capital of Bancshares as of December 31, for the years indicated:

		December 31
		(In Thousands)
	2007	2006	2005
Total Assets	$876,156	$831,420	$815,749
Total Deposits	690,595	666,063	635,509
Total Net Loans	578,311	542,623	540,387
Total Equity Capital	75,031	69,498	63,646

Individual bank performance is compared to industry standards through utilization of the Federal Reserve Board's Division of Banking Supervision and Regulation.  Bancshares is grouped with peers with assets totaling $500 million to $1 billion.  The group consisted of 410 bank holding companies per the September 30, 2007 Bank Holding Company Performance Report, which is the most recent report available as of the date of this report.

The following presents comparisons of Bancshares with its peers as indicated on Bank Holding Company Performance Reports for the periods indicated:

	12-31-2007		12-31-2006		12-31-2005
	Bancshares	Peer**	Bancshares	Peer	Bancshares	Peer
Net Interest Income/Average Assets	3.36%	3.61%	3.60%	3.74%	3.53%	3.81%
Net Operating Income/Average Assets	1.08%	0.96%	1.10%	1.01%	1.10%	1.10%
Net Loan Losses/ Average Total Loans	0.13%	0.13%	0.23%	0.11%	0.09%	0.12%
Primary Capital/Average Assets	8.55%	9.32%	8.11%	9.27%	7.88%	9.28%
Cash Dividends/Net Income	45.93%	30.82%	46.04%	29.09%	47.03%	25.17%

**Peer information for December 31, 2007 is compared to the September 30, 2007 Bank Holding Company Performance Report (most recent report available).

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

Bancshares acquired Munford Union Bank in May 2002.  This acquisition originally added $115 million in assets housed in Tipton and Shelby Counties in Tennessee to Bancshares' balance sheet.  Since this acquisition, the Bank has opened three additional branches in this area: Arlington in Shelby County that opened in 2003, Oakland in Fayette County which opened in June 2004 and Collierville in Shelby County which opened in April 2005.  The assets of the Southwest Region (branches in Shelby, Tipton, and Fayette Counties) were approximately $250 million as of December 31, 2007.

In 2007, Bancshares expanded by opening loan production offices into Jackson, Tennessee and Franklin, Tennessee.  Bancshares plans to open a full service branch in Franklin by the end of 2008 and in Jackson by the end of 2009.

CAPITAL ADEQUACY

Bancshares is subject to capital adequacy requirements imposed by the Federal Reserve.   The Federal Reserve has adopted risk-based capital guidelines for bank holding companies.  The minimum guideline for the ratio of total capital to risk weighted assets (including certain off-balance-sheet items such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital to risk-weighted assets is 4%.  At least half of the Total Capital must be composed of common stock, minority interests in the equity capital accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital).  The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves.  At December 31, 2007, Bancshares' total risked-based capital ratio was 12.45%, significantly in excess of 8% mandated by regulation.  The risk based capital ratio was 12.49% for 2006 and 12.11% for 2005.  Our strategic plan directs the company to leverage capital by growing assets.  Risk based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks.  The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by risk weighted assets.  Tier 1 leverage ratio at year-end 2007 was 8.47%, with total capital as a percentage of total assets at 8.56%.

Failure to meet capital guidelines could subject a financial holding company to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver.

BANKING BUSINESS

The Company, headquartered in Dyersburg, Tennessee, is the bank holding company for the Bank and First Citizens (TN) Statutory Trusts III and IV.  First Citizens (TN) Statutory Trusts III and IV relate to the Company's trust preferred debt and are not consolidated. Therefore, the trusts are accounted for under the equity method in accordance with generally accepted accounting principles.  First Citizens Capital Assets, Inc., a wholly owned subsidiary of Bancshares, was liquidated in December 2006 with no material impact to the consolidated financial statements.  The Bank is a diversified financial service institution, which provides banking and other financial services to its customers.

The Bank provides customary banking services, such as checking and savings accounts, funds transfers, various types of time deposits and safe deposit facilities.  Other services also include the financing of commercial transactions and making and servicing both secured and unsecured loans to individuals, firms and corporations. The Bank is a leader in agricultural lending in Tennessee.  Agricultural services include operating loans as well as financing for the purchase of equipment and farmland.  The consumer-lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs.

Mortgage lending makes available long term fixed and variable rate loans to finance the purchase of residential real estate.  These loans are sold in the secondary market without retaining servicing rights.  Commercial lending operations include various types of credit services for customers.

The Bank has the following banking locations in nine Tennessee counties: 15 full service branch banks, four drive-thru only branches, two loan production offices and 33 ATMs.  A list of available banking locations and hours are noted on the Bank's website (www.firstcitizens-bank.com) under the "About Us" section.  Subsidiaries of the Bank consist of the following:

  First Citizens Financial Plus, Inc., a bank service corporation wholly owned by the Bank, provides licensed brokerage services that allow the Bank to compete on a limited basis with numerous non-bank entities that pose a continuing threat to our customer base. The brokerage firm operates three locations in West Tennessee.

  White and Associates/First Citizens Insurance, LLC was chartered by the State of Tennessee and is a general insurance agency offering a full line of insurance products including casualty, life and health, and crop insurance. The Bank holds a 50% ownership in the company, which is accounted for using the equity method. The insurance agency operates nine offices in Northwest Tennessee.

  First Citizens/White and Associates Insurance Company, is organized and existing under the laws of the state of Arizona. Its principal activity is credit insurance. The Bank holds a 50 percent ownership in the company and is accounted for using the equity method.

  First Citizens Investments, Inc. was organized and exists under laws of the state of Nevada. The principal activity of this entity is to acquire and sell investment securities as well as collect the income from the portfolio. First Citizens Investments owns the following:

  First Citizens Holdings, a wholly owned subsidiary of First Citizens Investments, acquires and sells certain investment securities, collects income from its portfolio, and owns the following subsidiary:

  First Citizens Properties, Inc., a real estate investment trust (REIT), whose principal activity is to invest in participation interests of real estate loans made by the Bank and provides the Bank with an alternative vehicle for raising capital. First Citizens Holdings owns 98% and directors, executive officers and certain employees own the remaining 2%. The minority interest is immaterial to the consolidated financial statements of the Company.

COMPETITIVE ENVIRONMENT

The business of providing financial services is highly competitive. Competition involves not only other banks but non-financial enterprises as well.  In addition to competing with other commercial banks in the service area, the Bank competes with savings and loan associations, insurance companies, savings banks, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, credit unions and other enterprises.  In 1998, federal legislation allowed credit unions to expand their membership criterion.  Expanded membership criterion coupled with an existing tax free status give credit unions a competitive advantage compared to banks.

The Bank builds and implements strategic plans and commitments to address competitive factors in the various markets it serves.  The primary strategic focus is on obtaining and maintaining profitable customer relationships in all markets.  The markets demand competitive pricing, but the Bank competes on high quality customer service that will attract and enhance loyal, profitable customers to the Bank.  Industry surveys have consistently revealed that 65-70 percent of customers leave due to customer service issues.  The Bank is committed to excellent customer service in all markets served as a means of branding and distinguishing itself from other financial institutions.  Advertising and promotional activities such as newspaper and radio ads are also utilized to support defined strategic plans.

In the markets it serves, the Bank offers a typical mix of interest-bearing transaction, savings and time deposit products as well as traditional non-interest bearing deposit accounts.  The Bank is a leader in deposit market share compared to competitors in the Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley County, Tennessee markets.  Source of the following information is the Deposit Market Share Report as of June 30, 2007 prepared annually by the FDIC.

The Bank has consistently been a leader in market share of deposits in its markets for several years.  The Bank's market share has been 19% to 20% in these six counties combined and in excess of 62 percent in Dyer County for the last three years.

The Bank also competes in the Shelby County market.  As the size and composition of the Shelby County market is much larger and more diverse, Shelby County is excluded from the tabular presentation above.  Market share in Shelby County is 0.46% and 0.47% in 2007 and 2006, respectively.

The following tabular analysis presents the number of offices, deposits (in thousands), and market share percentage for deposits:

Dyer, Fayette, Lauderdale, Obion, Tipton, and Weakley County Markets

(Banks only, Deposits Inside of Market)

As of June 30, 2007

	# of	Total Deposits	% of Market
Bank Name	Offices	6/30/2007	Share 06/30/07
		(in thousands)
First Citizens National Bank	15	$563,815	19.32%
First State Bank	14	578,305	19.82%
Regions Bank	13	268,813	9.21%
BancorpSouth Bank	6	162,230	5.56%
Somerville Bank & Trust Co.	5	174,763	5.99%
Bank of Fayette County	5	158,319	5.43%
Bank of Ripley	5	138,660	4.75%
Commercial Bank & Trust	2	119,583	4.10%
Reelfoot Bank	6	90,849	3.11%
INSOUTH Bank	2	90,849	3.11%
Security Bank	6	82,916	2.84%
First South Bank	2	63,995	2.19%
Oakland Deposit Bank	3	79,108	2.71%
Bank of Gleason	1	51,457	1.76%
Brighton Bank	2	47,785	1.64%
All others	15	246,624	8.46%

Total	102	$2,918,071	100.00%

EMPLOYEES

Bancshares and the Bank employed a total of 264 full-time equivalent employees as of December 31, 2007.  Bancshares and the Bank are committed to hiring and retaining high quality employees to execute strategic plans of the Company.  Relationship with employees is satisfactory and no collective bargaining issues exist.

SUPERVISION AND REGULATION

Bancshares is a one-bank financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and examination by the Board of Governors of the Federal Reserve. As a financial holding company, Bancshares is required to file with the Federal Reserve annual reports and other information regarding its business obligations and those of its subsidiaries.  Federal Reserve approval must be obtained before Bancshares may:

1)     Acquire ownership or control of any voting securities of a bank or bank holding company where the acquisition results in the bank holding company owning or controlling more than 5 percent of a class of voting securities of that bank or bank holding company; or

2)     Acquire substantially all assets of a bank or bank holding company or merge with another bank holding company.

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

IMPACT OF GRAMM LEACH-BLILEY ACT

The Gramm Leach-Bliley Financial Modernization Act of 1999 ("GLBA") permits bank holding companies meeting certain management, capital, and community reinvestment act standards to engage in a substantially broader range of non-banking activities than permitted previously, including insurance underwriting and merchant banking activities.  GLBA repeals sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies.  GLBA authorizes financial holding companies, permitting banks to be owned by security firms, insurance companies and merchant banking companies and vice-versa. Some of these affiliations are also permissible for bank subsidiaries.  GLBA gives the Federal Reserve Board authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities.

GLBA also modifies financial privacy and community reinvestment laws. The new financial privacy provisions generally prohibit financial institutions such as the Bank from disclosing non-public personal financial information to third parties unless customers have the opportunity to opt out of the disclosure.  GLBA also magnifies the consequences of a bank receiving less than a satisfactory community reinvestment act rating, by freezing new activities until the institution achieves a better community reinvestment act rating.

BANK SECRECY ACT

Over the past thirty plus years, Congress has passed several laws impacting a financial institution's responsibilities relating to Bank Secrecy Act.  The most recent change was in 2001 with the enactment of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ACT (the "Patriot Act").  The Patriot Act significantly amended and expanded the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.   In 2005, there was no new legislation enacted relating to Bank Secrecy Act.  However, on June 30, 2005, the Federal Financial Institutions Examination Council ("FFIEC") and the federal bank examination agencies released the new interagency "Bank Secrecy Act Anti-Money Laundering Examination Manual".  The manual emphasizes a banking organization's responsibility to establish and implement risk-based policies, procedures, and processes to comply with the Bank Secrecy Act and safeguard its operations from money laundering and terrorist financing.   It is a compilation of existing regulatory requirements, supervisory expectations, and sound practices for Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") compliance.  An effective BSA/AML compliance program requires sound risk management; therefore, the manual also provides guidance on identifying and controlling risk associated with money laundering and terrorist financing.  The development of this manual was a collaborative effort of the federal banking agencies and the Financial Crimes Enforcement Network ("FinCEN"), a bureau of the U. S. Department of the Treasury, to ensure consistency in the application of the BSA/AML requirements and consistent examinations of banking organizations.

The specific examination procedures performed will depend on the BSA/AML risk profile of the banking organization, the quality and quantity of independent testing, the financial institutions history of BSA/AML compliance and other relevant factors.   The Bank has implemented effective risk-based policies and procedures that reinforce existing practices and encourages a vigilant determination to prevent the institution from becoming associated with criminals or being used as a channel for money laundering or terrorist financing activities.

PATRIOT ACT

On October 26, 2001, President Bush signed the Patriot Act into law.  The Patriot Act enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.   The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.  Under the Act, each financial institution is required to establish and maintain anti-money laundering programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs.  In addition, the Patriot Act requires the bank regulatory agencies to consider the record of a bank or banking holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.  Regulations proposed by the U.S. Department of Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within ninety days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a shell bank. The Bank has implemented policies and procedures in compliance with stated regulations of the Patriot Act.

FEDERAL DEPOSIT INSURANCE REFORM ACT OF 2005

The Federal Deposit Insurance Reform Act of 2005 ("FDIRA") was passed on February 8, 2006, as part of the Deficit Reduction Act of 2005.  The primary components of FDIRA are as follows:  merges the two major funds into a new Deposit Insurance Fund, raises coverage on retirement accounts to $250,000, establishes indexing insurance levels for inflation, caps the fund, sets up a system of dividends, gives banks credit for past payments to the fund and provides for flexibility if the fund should ever face financial difficulty.  The FDIC was required to implement most of the provisions of FDIRA by November 5, 2006.

CUSTOMER INFORMATION SECURITY AND CUSTOMER FINANCIAL PRIVACY

The Board of Governors of the Federal Reserve System published guidelines for Customer Information Security and Customer Financial Privacy with a mandatory effective date of July 1, 2001.  The Bank has established policies in adherence to the published guidelines.

The three principal requirements relating to the Privacy of Consumer Financial Information in GLBA are as follows:

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

The Customer Information Security guidelines implement section 501(b) of GLBA.  GLBA requires the agencies to establish standards for financial institutions relating to administrative, technical and physical safeguards for customer records and information.

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

Each institution may implement a security program appropriate to its size, complexity, nature and scope of its operations.  The Bank has structured and implemented a financial security program that complies with all principal requirements of the act.

The regulatory agencies also published the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice.  Each financial institution is required to implement a response program to address unauthorized access to sensitive customer information maintained by the institution or its service providers.  The Bank has implemented an appropriate response program, which includes: formation of an "Incident Response Team"; properly assessing and investigating any incident; notifying the Office of the Comptroller of the Currency (the "OOC") of any security breach, if necessary; taking appropriate steps to contain and control any incident; and notifying affected customers when required.

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

ITEM 1A. RISK FACTORS

Our asset value and earnings as well as the value of our common stock is subject to various types of risks.  Our ability to continue our history of strong financial performance and return on investment is dependent on the ability to continue to effectively manage multiple areas of risk.  Significant risks can be broadly divided into three categories:  credit risk, market risk and operational risks.  Such risk categories are discussed as follows:

CREDIT RISK

Credit risks are risks to earnings and capital that a borrower may fail to meet the terms of any contract with the Bank.  Many factors may impact the risk of credit losses on loans and include but are not limited to types and terms of loans within the portfolio, creditworthiness of borrowers, and the value and marketability of collateral securing various loans.  Changes in general economic conditions of markets served also impact the risk of credit losses.  Some credit losses are expected and the levels of losses may vary over time.  Credit risks are managed throughout the lending process beginning with strict underwriting guidelines designed to control risks and limit exposure.  Then, our management uses various assumptions and judgments to evaluate on a quarterly basis the adequacy of the allowance for loan losses in accordance with generally accepted accounting principles as well as regulatory guidelines.  If management's estimate of credit losses proves to be incorrect resulting in an allowance for loan losses inadequate to absorb losses or if regulatory authorities require an increase to the allowance as a result of their examination process, earnings and capital could be significantly and adversely impacted.

Current economic conditions have increased credit risks across the industry in 2007 and such trends are expected to continue in 2008.  The Bank does not participate in sub-prime lending or non-traditional mortgages, thus, our increased credit risk exposure has been limited compared to that of institutions that did participate in such activities.

MARKET RISK

Market risk consists primarily of interest rate and liquidity risk.  Interest income on loans and investments is our largest source of income and interest expense on deposits and borrowings is our largest expense.  The level and volatility of interest rates directly impact our earnings and capital.

Interest rates are largely driven by monetary policies set by the Federal Open Market Committee ("FOMC") and the shape of the yield curve.  The FOMC sets interest rates to influence the cost and availability of money and credit to help promote national economic goals.  The shape of the yield curve is the relationship of shorter-term rates to longer-term rates.  The FOMC cut rates 175 basis points from September 2007 to January 2008, which increases the Bank's interest rate risk for 2008.  Although the Bank maintains a fairly neutral position for interest rate risk, steep rate cuts in a short period of time coupled with competitive factors pressuring pricing of loans and deposits in our current economic environment will continue to exert pressure on net interest margins.

Competition is another significant factor that directly affects the net interest margin and therefore our overall earnings.  Historically, banks competed with other banks.  As discussed in the Competitive Environment section of Item 1, we now compete against a much broader range of entities that offer similar products and services.  Some of those entities include insurance companies, finance companies, credit unions, and industrial loan companies.  We must be able to compete in our markets in order to remain profitable.  Competition is often intense in the pricing of both loans and deposits and can lead to reduced earnings if we earn less on loans or pay more for deposits in order to compete against such a diverse mix of competitors.  Changes in technology and regulation, the trend of consolidations in the financial services industry, and competition for experienced, qualified employees also affect our ability to compete.

Liquidity risk relates to our ability to meet our short-term financial obligations.  We are dependent upon dividends from the Bank as a primary source of funds.  Funding of the Bank is accomplished through diversified sources in order to manage liquidity risks.  The cost of such funding directly impacts financial results.  The quantity, quality and cost of funding sources available to us and the Bank could be significantly impacted by the following:  our financial results and organizational changes, changes in our loan portfolio or other assets, changes to our corporate and/or regulatory structure, general economic conditions, current interest rate market environment, changes in supervision and regulation of our industry.  The current trend of decreasing federal funds rates and LIBOR rates in January 2008 have lowered costs of wholesale funding.  Pricing of retail deposits is also trending downward but remains very competitive.

See also Item 7A of this report for additional discussion of liquidity and interest rate sensitivity.

OPERATIONAL RISK

Transaction risk, compliance risk, strategic risk, and reputation risk are our primary operational risks.  Transaction risk is the risk to earnings and capital which could result from an inability to deliver products or services.  Transaction risk can arise from ineffective or inefficient processes, fraud, theft, breaches in data security, and exposure of other external threats or events.  Losses related to transaction risk can occur from within our organization or as a result of errors or disruption from a vendor or other outside party for which we have limited control, if any.  Two specific types of transaction risk include fraud risk and systemic risk.  The risk that a payment transaction will be initiated or altered in an attempt to misdirect or misappropriate funds.  Examples of fraud risk are embezzlement by a financial institution employee or by an interloper who gains unauthorized access to a system.  Another type of transaction risk, systemic risk is the risk of inability of one funds transfer system participant to settle its commitments, which causes other participants to be unable to settle their commitments.  Risk management procedures to identify, measure, monitor and control these types of risk are critical to successful management of operational risks.

Compliance risk is the risk to capital and earnings as a result of violations of applicable laws, regulations and ethical standards.  Our board of directors and executive management lead by example with a commitment to honesty and integrity which provide the foundation for the Company's core values.  The board of directors and management also implemented and enforce a Code of Conduct which is posted on our website (www.firstcitizens-bank.com).

We are subject to extensive regulation including banking and financial services laws, tax legislation, accounting standards and interpretations thereof.  Thus, certain activities may be restricted such as the ability to pay dividends, ability to participate in mergers and acquisitions, and location of offices.  The scope, complexity and cost of corporate governance, reporting and disclosure procedures required to comply with the Sarbanes-Oxley Act of 2002 as well as other regulations have significantly increased compliance costs over the past three years.  Compliance costs are expected to continue to escalate at a significant level.  Legislation introduced or changed at the state or national level has the potential to impact the banking industry and its operating environment substantially.  We cannot determine whether such legislation will be enacted or the ultimate impact on our financial position or earnings.

Strategic risk arises from adverse business decisions or improper implementation of strategic action plans.  Current strategies include growth and development of current markets as well as expansion into new markets.  In addition to market expansion geographically, the range of products and services offered is also being expanded to include a more diverse range of products and services, including but not limited to new electronic banking products and services for commercial customers.  If implementation of market and product strategies is ineffective, our financial results could be adversely impacted.

Reputation risk is the risk of negative public opinion.  The public perception of our ability to conduct business and expand our customer base is affected by practices of our board, management and employees.  Significant relationships with vendors, customers and other external parties may also affect our reputation.  Adverse perceptions about our business practices or practices of those with whom we have significant relationships, could adversely impact our financial results or condition.  The board and executive management oversee the management of reputation risks.

ITEM 1B UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

The Bank owns and occupies the following properties:

  Main branch and executive offices are in a six-story building at One First Citizens Place (formerly 200 West Court), Dyersburg, Tennessee.  This property also includes the Banking Annex, which has a municipal address of 215-219 Masonic Street.  The Annex was converted into a new operations center in 2006 which houses the Bank's operations, information technology, call center, bank security and mail departments.
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
  The Newbern Branch, a full service facility is located on North Monroe Street, Newbern, Tennessee.
  The Industrial Park Branch located at 2211 St. John Avenue, Dyersburg, Tennessee, is a full service banking facility.
  The Ripley, Lauderdale County full service facility is located at 316 Cleveland Street in Ripley, Tennessee.
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
  The Martin office is located at 200 University Avenue, Martin, Tennessee, and is a full service banking facility.
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
  Millington Branch is a full service branch facility located at 8170 Highway 51 N. Millington, Shelby County, Tennessee.
  Full service Bartlett branch is located at 7580 Highway 70, Bartlett, Shelby County, Tennessee.
  Arlington branch located at 5845 Airline Road, Arlington, Tennessee serves as a full service branch facility.
  Oakland branch was opened in February 2005 at 7285 Highway 64, Oakland, Fayette County, Tennessee.
  The Collierville, Tennessee branch facility opened January 2006 and is located at 3668 South Houston Levee in Collierville.
  A building and lot at 1304 Murfreesboro Road in Franklin, Williamson County, Tennessee was purchased in 2007.  The building is currently being renovated and is expected to open as a full service branch by the end of second quarter 2008.
  A lot located on Christmasville Cove in Jackson was purchased in 2007 and will be used to construct a full service branch location in two to five years.
  In February 2008, a lot located on Union University Drive in Jackson, Tennessee was purchased.  Construction of a full service branch at this location is expected to begin in late 2008 or early 2009.

The Bank owns all properties and there are no liens or encumbrances against any properties owned by the Bank.  All of the properties described above are adequate and appropriate facilities to provide banking services as noted and are adequate to handle growth expected in the foreseeable future.  As growth continues or needs change, individual property enhancements or additional properties will be evaluated if considered necessary.

ITEM 3. LEGAL PROCEEDINGS

Various legal claims arise from time to time through the normal course of business of the Company and its subsidiaries.  There is no material pending or threatened litigation as of December 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 2007 there were no meetings, annual or special, of the shareholders of Bancshares. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2007, there were 1,073 shareholders of Bancshares' common stock. Bancshares' common stock is not actively traded on any market.  The following graph reflects the Company's cumulative return (including dividends) as compared to the S&P 500 and Southeast Bank Stocks over a five-year period:

Per share prices reflected in the following table are based on records of actual sales during stated time periods of which management of Bancshares is aware. These records may not include all sales during these time periods if sale prices were not reported to Bancshares in connection with a transfer of shares.  The range of stock prices for 2006 and 2007 by quarter is as follows:

Quarter Ended	Low	High
March 31, 2006	$33.00	$33.00
June 30, 2006	$33.00	$33.00
September 30, 2006	$33.00	$34.00
December 31, 2006	$34.00	$34.00
March 31, 2007	$35.00	$35.00
June 30, 2007	$35.00	$36.45
September 30, 2007	$36.45	$36.45
December 31, 2007	$34.00	$36.45

Aggregate dividends paid per share were $1.16 in each of 2007 and 2006.  Dividends were paid quarterly as follows for 2007 and 2006:

	2007	2006
	Dividends	Dividends
Quarter Declared:	Per Share	Per Share
First Quarter	$0.29	$0.29
Second Quarter	$0.29	$0.29
Third Quarter	$0.29	$0.29
Fourth Quarter	$0.29	$0.29
Total	$1.16	$1.16

Future dividends will depend on Bancshares' earnings, financial condition, regulatory capital levels and other factors, which the Board of Directors of Bancshares considers relevant.

The Company had no publicly announced plans or programs for purchase of stock during the periods presented.  The Company purchased 7,705 shares at a weighted average cost of $35.07 per share for the year ended December 31, 2007.  The number of shares of treasury stock repurchased in open-market transactions not pursuant to publicly announced plans or programs and the average price paid by month for the most recent fiscal quarter is as follows:

	Shares	Price Paid
	Purchased	Per Share
2007
October	-	-
November	450	$36.45
December	-	-
Total	450	$36.45

The Company sold 413 shares of treasury stock in 2007 at a weighted average price of $36.10 per share.  Proceeds from such sales were used to reacquire additional treasury shares.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data for Bancshares for the twelve months ended December 31, for the years indicated:

	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Net Interest & Fee Income	$27,429	$26,785	$25,740	$24,628	$23,670
Gross Interest Income	$54,279	$50,927	$43,432	$37,977	$37,822
Income From Continuing Operations	$9,160	$9,157	$8,665	$8,049	$7,820
Net Income Per Common Share	$2.53	$2.52	$2.38	$2.20	$2.14
Cash Dividends Declared Per Common Share	$1.16	$1.16	$1.12	$1.12	$1.08
Total Assets at Year End	$876,156	$831,420	$815,749	$773,204	$726,104
Long Term Obligations (1)	$63,165	$59,538	$78,128	$84,481	$83,314
Allowances For Loan Losses as a % Loans	1.08%	1.13%	1.25%	1.16%	1.25%
Allowances For Loan Losses as a % of
Non-Performing Loans	336.24%	471.96%	349.36%	262.25%	438.36%
Loans 90 Days Past Due as a % of Loans	0.32%	0.24%	0.36%	0.44%	0.04%

 (1)  Long-Term Obligations consist of FHLB advances and acquisition debts funded by a line of credit with First Tennessee Bank and trust-preferred securities.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Banking Business under Item 1 of this report regarding details of Bancshares, the Bank and other subsidiaries and what types of activities each engage in.

EXECUTIVE SUMMARY

Financial performance for year ended December 31, 2007 consists of stable earnings and moderate balance sheet growth.  Net income of $9.16 million for 2007 is flat compared to 2006.  Asset growth of 5.38% was outpaced by capital growth of approximately 8%.  Flat earnings combined with moderate capital growth decreased 2007 return on average equity to 12.79% compared to 13.88% and 13.71% in 2006 and 2005, respectively.  Return on assets is 1.08%, 1.10%, and 1.10% for 2007, 2006 and 2005, respectively.  The return on equity ("ROE") of 12.79% and return on assets ("ROA") of 1.08% for 2007 exceeds the Southeast Bank Group Index tracked by Mercer Capital which reported an average ROE of 10.62% and average ROA of 0.98% for 2007.  Earnings per share were $2.53 for the year ended December 31, 2007 compared to $2.52 and $2.38 per share in 2006 and 2005, respectively.  Flat earnings are the result of growth in net interest income and other income being offset by increases in provision for loan losses, expenses related to other real estate and other non-interest expenses.

In 2007, the dividend payout ratio of 45.9% and the dividend yield of 3.31% continue to meet or exceed peer group banks in the Southeast region.  Our goal continues to be providing shareholder returns that exceed peer group banks and is achieved by focusing efforts on deploying capital resources in a manner that supports long-term shareholder value.  Investments in more metropolitan Southwest Tennessee markets and new Jackson and Franklin Tennessee loan production offices afford the Company opportunities to expand the customer base and extend the Bank's brand outside Northwest Tennessee.  This prudent utilization of capital will support future growth and development of both assets and earnings.

Challenges to maintain and improve net interest margins continue for many financial institutions including the Bank.  Industry trends of smaller net interest margins are expected to continue given current economic and market rate conditions.  Margins have been compressed in past years by various factors including slower loan growth in core markets, trends in the bond yield curve, and recent deposit trends.  In addition, competition in all markets has forced pricing to more aggressive levels, which results in smaller margins.  Interest rate risk position for the Company is near neutral which also contributes to flat net interest margins.  Additional information is noted in Liquidity and Interest Rate Sensitivity section included in Item 7A of this report.

As evidenced in the cash flow statements, Bancshares continues to deploy capital for purchases of premises and equipment totaling $4.2 million, $2.7 million and $5.9 million in 2007, 2006 and 2005, respectively.  Opportunity cost on the 2007 purchases is approximately $300,000 based on the average yield on earning assets of 7.34%, as the funds likely would have been invested in loans or investments if fixed assets were not purchased.  In 2007, investments were made in two properties that are to become full service de novo branch locations in Jackson and Franklin, Tennessee over the next 12 to 24 months.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting of Bancshares and its subsidiaries conform to accounting principles generally accepted in the United States ("GAAP") and follow general practices within the industry.  Preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The Company's estimates are based on historical experience, information supplied from professionals, regulators and others believed to be reasonable under the facts and circumstances.  Accounting estimates are considered critical if (1) management is required to make assumptions or judgments about items that are highly uncertain at the time estimates are made, and (2) different estimates reasonably could have been used during the current period or changes in such estimates are reasonably likely to occur from period to period, that could have a material impact on presentation of the Consolidated Financial Statements.

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

Fair Value Of Financial Instruments

GAAP requires that certain assets and liabilities be carried on the balance sheet at fair value.  Furthermore, fair value of financial instruments is required to be disclosed as a part of the notes to the Consolidated Financial Statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counter parties.

Fair values for the majority of the Bank's available-for-sale investment securities are based on quoted market prices from actively traded markets.  In instances where quoted market prices are not available, fair values are based on quoted prices of similar instruments with adjustment for relevant distinctions (e.g., size of issue, interest rate, etc.).

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

RESULTS OF OPERATIONS

Bancshares reports consolidated net income of $9.16 million for the year ended December 31, 2007 compared to $9.16 million in 2006 and $8.67 million in 2005.  Earnings per share increased to $2.53 per share for 2007 compared to $2.52 per share in 2006 and $2.38 per share for 2005. Return on average assets was 1.08%, 1.10%, and 1.10% for the years ending December 31, 2007, 2006 and 2005, respectively.  Return on average equity is 12.79%, 13.88% and 13.71% for 2007, 2006 and 2005, respectively.  Flat earnings and decreased return on average equity in 2007 are the result of moderate balance sheet growth outpacing earnings growth.  Increases in net interest income and other non-interest income were offset by increases in provision for loan losses and other non-interest expenses.

Balance sheet growth improved to 5.38% in 2007 compared to less than 2 percent in 2006.  Growth in 2006 was unusually slow as a result of slow loan growth coupled with a reduction in borrowings from the Federal Home Loan Bank ("FHLB").  Growth in 2007 is comparable to historical trends in the range of 6%-8% annually.  Asset growth was primarily driven by 7.4% growth in investments and 6.6% growth in loans.  Loan growth was partially funded through a decrease in federal funds sold of approximately $11.5 million, which reduced the overall impact of loan growth on total asset growth.

Current economic factors including but not limited to the real estate market, high fuel and energy costs, and the market interest rate environment have put pressure on asset quality across the industry.  The Bank has not been immune to these challenges, but asset quality is considered satisfactory despite unfavorable trends in non-performing assets in 2006 and 2007.  While trends have been unfavorable, such trends are not significant compared to peers and larger financial institutions who have had significant losses as a result of investments in sub-prime and non-traditional mortgages.  The Bank did not participate in sub-prime or non-traditional mortgage products and thus our losses have been limited compared to peers and larger financial institutions.  Non-performing loans and other real estate as a percent of total loans plus other real estate at December 31, 2007 were 0.71% compared to 0.57% at December 31, 2006 and peer at 1.26% as reported in the December 31, 2007 Uniform Bank Performance Report for the Bank.  Net charge-offs in 2007 were $717,000 compared to $1.3 million in 2006 and $468,000 in 2005.  The allowance for loan loss reserve as a percent of non-performing assets was 151.24%, 198.37%, 327.74%, 229.54% and 316.97% for the years 2007, 2006, 2005, 2004, and 2003, respectively.  The decrease in this ratio over the last three years is primarily driven by increases in other real estate owned.  Other real estate totaled $2.3 million and $1.8 million as of December 31, 2007 and 2006, respectively.

Provision for loan losses was increased in 2007 as unfavorable trends in non-performing assets continued.  Additions made to the reserve account, as a percent of gross charge-offs for 2007 was 76.09% compared to 44.41% in 2006.  The reserve for potential loan losses as a percent of total portfolio ended 2007 at 1.08% compared to 1.13% at year-end 2006.  The allowance for loan losses is evaluated in accordance with GAAP and is heavily weighted toward actual historical losses.  As losses historically have been small and current accounting rules no longer provide for a unallocated allowance, the allowance as a percentage of loans has slowly decreased over the last five years.  Allowance for loan losses as a percent of loans for peer is 1.20% per the most recent Uniform Bank Performance Report.  See additional information regarding the allowance for loan losses in Loan Portfolio Analysis below and in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

The accompanying Summary Average Balance Sheet and Net Interest Income Schedule indicate a slight improvement in net yield on average earning assets at 3.78% for year 2007 compared to 3.75% and 3.77% for 2006 and 2005, respectively.  This is primarily due to the fairly neutral position of the balance sheet in terms of interest rate risk.  Thus, increases in yields on interest-earning assets were primarily offset by increases in the costs of interest-bearing liabilities during 2007.  The Bank, along with other financial institutions, continued to battle net interest margins compressed by current market and competitive factors in 2007.  The slight improvement in yield is primarily from interest income growth generated by the two new loan production offices.  See Item 7A of this report for additional information regarding interest rate risk and market sensitivity.

Trends of strong non-interest income continued in 2007 with stable income from mortgage banking activities, increased service charges on deposits as well as increases in trust and brokerage fees.  Despite the challenges of the current real estate market, the markets served by the Bank continued to deliver strong mortgage activity.  Gross income and fees recorded from this activity totaled $1.2 million each of the past three years.  As long-term mortgage rates remain reasonable and markets appear stable, stable mortgage income trends are expected to continue in 2008.  Fee income from deposit accounts increased to $6.9 million in 2007 compared to $6.1 million in 2006 as a result of changes implemented to the Bank's fee structures and overdraft protection program in 2007.  Although gross non-interest income increased significantly, offsetting increases in non-interest expense partially offset this additional income.  See non-interest expense discussion below for additional details.

The effective tax rate is 25% in 2007 compared to 24% in 2006 and 26% in 2005.  The effective tax rate and changes therein are impacted by fluctuations in certain factors, including but not limited to the level of tax-free investments within our investment portfolio, tax-exempt earnings on Bank owned life insurance policies, certain tax benefits which result from ESOP dividends and payouts, temporary differences resulting from use of accelerated deprecation for tax purposes and other factors incidental to the financial services business.  Fluctuations in the deduction related to the ESOP dividends and payouts and tax-exempt interest earned in the investment portfolio are the largest contributors to the various effective rates for the past three years.

Interest-earning assets in 2007 averaged $753 million at an average rate of 7.34% compared to $740 million at an average rate of 7.01% in 2006 and $706 million at an average rate of 6.27% in 2005.  Interest bearing liabilities at year end averaged $679 million at a cost of 3.96% compared to $670 million at a cost of 3.60% in 2006 and $645 million at a cost of 2.74% in 2005.  The following presents the year-to-date daily average balance sheet and net interest income analysis (in thousands):

	YEAR-TO-DATE AVERAGES AND RATES
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:
Loans (1)(2)(3)	$560,229	$44,700	7.98%	$554,219	$42,372	7.65%	$536,315	$36,809	6.86%
Investment Securities:
Taxable	137,571	7,087	5.15%	128,205	6,078	4.74%	117,487	4,704	4.00%
Tax Exempt (4)	46,481	3,020	6.50%	43,135	2,738	6.35%	40,567	2,512	6.19%
Interest Earning
Deposits	773	47	6.08%	703	37	5.26%	711	20	2.81%
Federal Funds Sold	7,968	452	5.67%	13,586	633	4.66%	11,134	241	2.16%
Lease Financing
Total Interest Earning
Assets	753,022	55,306	7.34%	739,848	51,858	7.01%	706,214	44,286	6.27%

NON-INTEREST
EARNING ASSETS:
Cash and due from
Banks	$16,586			$16,043			$18,619
Bank Premises and Equipment	28,743			28,554			25,817
Other Assets	49,705			46,988			38,755

Total Assets	$848,056			$831,433			$789,405

LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Savings Deposits	$201,506	$3,794	1.88%	$197,115	$3,264	1.66%	$190,106	$2,242	1.18%
Time Deposits	372,109	17,822	4.79%	365,839	15,568	4.26%	331,973	10,246	3.09%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	105,218	5,234	4.97%	107,238	5,310	4.95%	122,754	5,204	4.24%
Total Interest
Bearing Liabilities	678,833	26,850	3.96%	670,192	24,142	3.60%	644,833	17,692	2.74%

SUMMARY - AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS (cont'd)

	YEAR-TO-DATE AVERAGES AND RATES
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
NON-INTEREST BEARING
LIABILITIES:

Demand deposits	93,413			90,360			78,586
Other liabilities	4,189			4,911			2,788

Total liabilities	778,442			767,469			728,212

SHAREHOLDERS' EQUITY	71,621			65,970			63,198

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$850,063			$833,439			$791,410

NET INTEREST INCOME		$28,456			$27,716			$26,594

NET YIELD ON AVERAGE
EARNING ASSETS			3.78%			3.75%			3.77%

(1)           Loan totals are shown net of unearned income and loan loss reserves.

(2)           Fee Income on loans held for investment is included in interest income and the computations of the yield.  However, loans held for sale and related mortgage banking income are reported in other assets and other income and therefore, are excluded.

(3)           Includes loans on non-accrual status.

(4)           Interest and rates on securities, which are non-taxable for federal income tax purposes, are presented on a taxable equivalent basis.

VOLUME/RATE ANALYSIS

The following table is an analysis of the impact of the changes in balances and rates on interest income and interest expense changes from 2007 to 2006 as well as from 2006 to 2005:

	2007 to 2006			2006 to 2005
	Due to Changes in:			Due to Changes in:
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Earned On:			(In Thousands)

Loans	$480	$1,848	$2,328	$1,431	$4,135	$5,566
Taxable Investments	482	527	1,009	508	866	1,374
Tax Exempt Investment
Securities	4	278	282	163	63	226
Interest Bearing
Deposits With Other
Banks	4	6	10	0	17	17
Federal Funds Sold and
Securities Purchased
Under Agreements to Resell	(319)	138	(181)	114	278	392
Lease Financing
TOTAL INTEREST EARNING
ASSETS	$651	$2,797	$3,448	$2,216	$5,359	$7,575

Interest Expense On:
Savings Deposits	83	447	530	116	906	1,022
Time Deposits	300	1,954	2,254	1,441	3,881	5,322
Federal Funds Purchased
and Securities Sold Under
Agreements to Repurchase	(100)	24	(76)	(768)	874	106
TOTAL INTEREST EARNING
LIABILITIES	283	2,425	2,708	789	5,661	6,450

NET INTEREST EARNINGS	$368	$372	$740	$1,427	$(302)	$1,125

NON-INTEREST INCOME

The following table compares non-interest income for the years ended December 31, 2007, 2006 and 2005:

		Increase			Increase
	Total	(Decrease)		Total	(Decrease)		Total
	2007	Amount	Percentage	2006	Amount	Percentage	2005

Mortgage banking income	$1,178	(7)	-0.59%	$1,185	3	0.25%	$1,182
Services Charges on
Deposit Accounts	6,962	903	14.90%	6,059	107	1.80%	5,952
Trust Fees	1,007	67	7.13%	940	(23)	-2.39%	963
Brokerage Fees	1,565	208	15.33%	1,357	50	3.83%	1,307
Earnings on Bank Owned
Life Insurance Policies	695	14	2.06%	681	(233)	-25.49%	914
Other	1,507	(104)	-6.46%	1,611	(97)	-5.68%	1,708

Total Non-Interest Income	$12,914	$1,081	9.14%	$11,833	$(193)	-1.60%	$12,026

Non-interest income increased 9% driven primarily by increases in service charges on deposits. Of the $903,000 increase in service charges, approximately $700,000 is a result of expansion and changes to the overdraft protection program.  Such changes to the program also resulted in additional expense in 2007 of approximately $215,000 which is included in non-interest expense totals.   The other $200,000 increase in deposit fees are primarily related to interchange and surcharge fees earned on the use of ATM and debit cards.   Trust and brokerage fees increased about $275,000 combined as a result of increased sales of such services.  Earnings on BOLI assets were flat in 2007 compared to 2006.  The decrease in earnings on BOLI in 2007 and 2006 compared to 2005 is due to non-recurring income earned in 2005 of approximately $260,000 from a death benefit received on a policy inherited through a prior bank acquisition.  In year 2007, total non-interest income (fee income) contributed 19.2% of total revenue compared to 19.6% and 21.2% for the same periods in 2006 and 2005, respectively.

Income from First Citizens/White and Associates Insurance Company, LLC is included in other non-interest income.   Income from this subsidiary decreased $19,000 in 2007 compared to 2006.  Income decreased primarily due to lower contingency gains earned in 2007 due to higher claim losses in 2006 as a result of tornados in local markets.  Bancshares' portion of other non-interest income generated by First Citizens/White and Associates Insurance Company, LLC for the years ending 2007, 2006, and 2005 totaled $634,000, $653,000 and $709,000, respectively.

NON-INTEREST EXPENSE

The following table compares non-interest expense for the years ended December 31, 2007, 2006 and 2005 (in thousands):

		Increase			Increase
	Total	(Decrease)		Total	(Decrease)		Total
	2007	Amount	Percentage	2006	Amount	Percentage	2005
Salaries & Employees
Benefits	$15,687	$613	4.07%	$15,074	$568	3.92%	$14,506
Occupancy Expense	4,623	120	2.66%	4,503	216	5.04%	4,287
Other Operating Expense	7,034	683	10.75%	6,351	189	3.07%	6,162

Total Non-Interest Expense	$27,344	$1,416	5.46%	$25,928	$973	3.90%	$24,955

The non-interest expense category is dominated by salaries and benefits expense and comprises 57% of the total in 2007, and 58% in each of years 2006 and 2005.  Employees receive performance-based incentives based on factors including achievement of a certain Return on Equity level (calculated excluding incentives at the holding company level), accomplishing annual budget goals and attaining or exceeding business development goals.  Incentive pay totaled 10.43% of salaries and benefits compared to 10.95% in 2006 and 11.89% in 2005.  The significant expense associated with salaries and benefits is consistent with Bancshares' strategic plan to hire and retain high quality employees to provide outstanding customer service and strive for exceptional shareholder returns.

The efficiency ratio is a measurement of non-interest expense as a percentage of total revenue.  A comparison of the efficiency ratio for the years 2007, 2006 and 2005 reflects ratios of 65.98%, 65.44%, and 64.62%, respectively.

The following table compares assets per employee (in thousands) for Bancshares compared to a peer group.  Peer information is obtained from Uniform Bank Performance Reports (UBPR) for the periods noted.

	Assets Per Employee	Assets Per Employee
December 31	FCNB	Peer Groups

2007	$3,210	$4,060
2006	$3,121	$3,940
2005	$2,967	$3,860
2004	$2,903	$3,700
2003	$2,916	$3,540

Comparison of assets per employee for the Company compared to its peers reveals that the Company is more heavily staffed than its counterparts.  This is primarily a result of the growth through acquisitions and new branches that has occurred over the past five years.  New branches have an inefficient assets-per-employee ratio and thus, dilute the total assets per employee ratio as compared to peer.  As expected, our ratio improved during 2007 due to our growth.  As the company continues its expansion into Jackson and Franklin, Tennessee, assets per employee for the Company will likely continue to be less than peer.  Our commitment to the highest level of customer service may also cause the Company to continue at a level below peer due to staff required to provide exceptional level of customer service supported by our strategic objectives.

Increased occupancy expense is primarily due to the addition of the loan production offices in Jackson and Franklin, Tennessee, in 2007.  While efforts are made to ensure efficiencies in these areas, the expansion, data integrity/security and customer service strategies adopted by the board will continue to exert pressure on occupancy and depreciation expense as we continue to expand into new markets.

Total non-interest expense increased approximately 5% and 3% in 2007 and 2006, respectively.  The digestion of newer branches and increasing regulatory burdens continue to put pressure on non-interest expenses.  Successful implementation of strategies to increase non-interest income streams also yields higher non-interest expenses.  As discussed in the other non-interest income section above, approximately $200,000 additional expense was incurred related to changes in the overdraft protection program.  Advertising costs increased $111,000 in 2007 as a result of promotion efforts to establish brand awareness of the Bank in the new Jackson and Franklin, Tennessee markets.  Expenses incurred related to other real estate owned increased approximately $280,000 in 2007.  See additional discussion in Other Real Estate Section noted below.

No impairment of goodwill has been recognized since the adoption of SFAS 142 in 2002.  Goodwill is 1.35% of total assets and 15.76% of total capital as of December 31, 2007.

INVESTMENT SECURITIES ANALYSIS

The following presents the composition of securities for the last five years:

	December 31,
	2007	2006	2005	2004	2003
U. S. Treasury & Government Agencies	$134,171	$127,602	$112,803	$101,105	$102,117
State & Political Subdivisions	51,326	44,338	41,776	39,352	38,719
All Others	4,910	5,436	6,589	6,680	8,844
Total investment securities	$190,407	$177,376	$161,168	$147,137	$149,680

MATURITY AND YIELD ON SECURITIES - DECEMBER 31, 2007

The following presents contractual maturities and yields by category for debt securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within One		Year Within		Years Within		After Ten
	Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. Treasury and
Government agencies	$ 15,030	4.32%	$ 15,310	5.92%	$ 16,823	4.60%	$ 87,008	5.73%	$ 134,171
State and political
subdivisions*	515	7.47%	11,119	5.79%	15,478	7.05%	24,214	6.59%	51,326
All others	940	6.67%	-	0.00%	-		3,918	8.15%	4,858
Total debt securities	$ 16,485		$ 26,429		$ 32,301		$ 115,140		$ 190,355
Equity securities									$ 52
Total									$ 190,407

*Yields on tax-exempt investments are stated on a tax-equivalent basis calculated using a federal statutory rate of 34 percent.

HELD TO MATURITY & AVAILABLE FOR SALE SECURITIES - DECEMBER 31, 2007

	Held to Maturity		Available for Sale
		(In Thousands)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. Treasury securities	$-	$-	$-	$-
U. S. Government agencies and corporation obligations	-	-	134,139	134,171
Securities issued by states and political subdivisions in
the United States:
Taxable securities	-	-	-	-
Tax-exempt securities	290	291	49,374	51,036
U. S. securities:
Other debt securities	-	-	4,903	4,858
Equity securities	-	-	10	52
Total	$290	$291	$188,426	$190,117

In addition to amounts presented above, the Bank also has $5.5 million in FHLB and Federal Reserve Bank ("FRB") stock, recorded at cost.  FHLB and FRB stocks are listed as a separate line item on the Consolidated Balance Sheets included in Item 8 of this report.

Investments increased approximately $13 million or 7.4% in 2007 during a period of slow loan growth.  Purchases in 2007 were accretive to overall yields on investments.  Objectives of investment portfolio management are to provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change, and optimize investment performance.  Investments also serve as collateral for government, public funds, and large deposit accounts that exceed Federal Deposit Insurance limits.  Pledged investments at year-end 2007 had a fair market value of $130 million.  Total held-to-maturity and available-for-sale investments at December 31, 2007, 2006 and 2005 were $190 million, $177 million and $161 million, respectively.  The average expected life is 4.2 years, 4.4 years, and 4.6 years, for 2007, 2006 and 2005, respectively.  Portfolio yields steadily improved over the past three years.  Tax equivalent yield on investment securities in 2007 improved to 5.49% compared to 5.21% in 2006 and 4.57% in 2005.

The company classifies investments by intent into trading, available-for-sale and held-to-maturity categories in accordance with GAAP.  The Company held no securities in the trading category for any period presented in this report and does not expect to in 2008.  Bancshares' investment strategy is to classify most of the portfolio as available-for-sale, which are carried on the balance sheet at fair market value.  Classification of available-for-sale investments allows flexibility to actively manage the portfolio under various market conditions.  U. S. Treasuries and Agencies (including mortgage-backed securities) account for 70% and 72% of the investment portfolio as of year-end 2007 and 2006, respectively.  Mortgage related investments comprise the largest percentage of U. S. Treasuries and Agencies category and account for approximately half of total portfolio as of each of the years ended December 31, 2007 and 2006.  Statements of Cash Flows included in Item 8 of this report reflect increased cash flows in 2007 as a result of the current rate environment and portfolio strategies.  Cash flows for 2008 are projected to be in excess of $40 million.  Bancshares continues to pursue strategies that provide a balance between steady cash flows and maintaining or improving current yields.

The Company has one interest rate swap classified as a cash flow hedge, which is described in Note 3 of the Consolidated Financial Statements.

The following table indicates by category unrealized gains and losses within the available-for-sale portfolio as of December 31, 2007 (in thousands):

	Unrealized
	Gains	Losses	Net
U. S. Treasury Securities and Obligations of U. S.
Government Agencies and Corporations	$1,003	$(971)	$32
Obligations of States and Political Subdivisions	$1,772	$(110)	1,662
All Others	$131	$(134)	(3)
Total	$2,906	$(1,215)	$1,691

LOAN PORTFOLIO ANALYSIS

The following compares the portfolio mix of loans held for investment as of year-end for the last five years:

	December 31
	2007	2006	2005	2004	2003
Real Estate Loans:
Construction	$106,695	$86,206	$74,817	$99,028	$71,599
Mortgage	$353,655	$340,839	$352,749	$320,630	$302,683
Commercial, Financial and
Agricultural Loans	$80,509	$80,033	$78,086	$72,330	$70,658
Installment Loans to
Individuals	$37,106	$36,735	$37,761	$38,550	$37,401
Other Loans	$6,674	$5,021	$3,804	$4,147	$3,372
TOTAL LOANS	$584,639	$548,834	$550,260	$536,012	$488,107

CHANGES IN LOAN CATEGORIES

Loan growth was 6.5% in 2007 compared to less than 1% in 2006.  The following details the breakdown of that growth by category for 2007 (in thousands):

	Increase	Percent
	(Decrease)	Change
Real Estate Loans:
Construction	$20,489	23.77%
Mortgage	$12,816	3.76%
Commercial, Financial
and Agricultural	$476	0.59%
Installment Loans to Individuals	$371	1.01%
Other Loans	$1,653	32.92%
TOTAL LOANS	$35,805	6.52%

Total loans at December 31, 2007 were $585 million compared to $549 million at December 31, 2006 and $550 million at December 31, 2005.  Loans for this discussion do not include loans that are sold in the secondary mortgage market.  Loans to be sold in the secondary mortgage market are separately classified in the Consolidated Financial Statements included in Item 8 of this report.  Secondary market mortgages total $2.2 million, $3.4 million, $3.0 million, $1.3 million, and $2.4 million for 2007, 2006, 2005, 2004, and 2003, respectively.  See also Notes 4, 5 and 6 of the Consolidated Financial Statements included in Item 8 of this report.  Interest and fees earned on secondary mortgage loans are included in mortgage banking income as reported in other non-interest income in the Consolidated Financial Statements included in this report.

Overall, loan growth improved to 6.5% in 2007 compared to less than 1% growth in 2006 and 2.7% in 2005.  Growth in 2007 was primarily generated from commercial and residential construction loans originated in the loan production offices in Franklin and Jackson, Tennessee as well as branches in Shelby, Tipton and Fayette Counties.  Weaker loan growth in 2005 and 2006 can be attributed to the slowing economy and a tightening in consumer credit underwriting standards.

The loan portfolio is heavily weighted in real estate loans, which account for approximately $460 million or 79 percent of total portfolio.  Commercial and residential construction loans account for $107 million of the $460 million invested in real estate loans.  Although the portfolio is heavily weighted in real estate, the Bank does not invest in sub-prime or non-traditional mortgages.  The Bank monitors its concentrations in commercial real estate in accordance with regulatory guidelines.

Portfolio quality remains strong with the ratio of net charge offs to average net loans outstanding for the years of 2007, 2006, and 2005 at 0.13%, 0.23%, and 0.09%, respectively.  Non performing assets as a percent of total loans plus foreclosed property at current year end represent 0.71% compared to 0.57% and 0.38% at year end 2006 and 2005, respectively.  A very small volume of significant balance loans account for the increase in net charge offs and increase in other real estate owned in 2006 and 2007.  A negative trend in problem credits and charge offs was expected given industry historical trends during rising rate environment experienced in 2006 and 2007.  However, strong credit risk management provides a means for timely identification and assessment of problem credits in order to minimize losses.  Negative trends in problem credits are not expected to increase materially.

Unemployment rates serve as one measurement tool to evaluate the stability and condition of local economies of our markets.  Unemployment rates increased in all markets served over the last 12 months.  Unemployment rates for year-end 2007, 2006 and 2005 in Tennessee counties served during 2007 are as follows:

County	2007	2006	2005	County	2007	2006	2005
Dyer	5.9%	4.9%	5.6%	Shelby	5.3%	5.0%	5.6%
Fayette	7.9%	8.4%	8.6%	Tipton	5.7%	4.9%	5.3%
Lauderdale	8.0%	6.5%	7.8%	Weakley	5.9%	5.1%	5.5%
Madison	5.4%	4.9%	5.2%	Williamson	3.6%	3.0%	3.4%
Obion	5.5%	5.2%	5.3%

Unemployment rates for the state of Tennessee as of the end of each quarter of 2007 were 4.7%, 4.1%, 4.7%, and 5.3%, consecutively.

The following data details the internally classified loans by category as of December 31, 2007 (in thousands):

	Total	Internally	Problem Loans %
Category	Outstanding	Classified	of Category
Residential Real Estate	$199,500	$5,084	2.55%
Home Equity Lines	24,760	150	0.61%
Ag. Real Estate	30,113	45	0.15%
Agriculture Other	18,394	84	0.46%
Commercial Real Estate	181,650	3,511	1.93%
Commercial Other	52,634	821	1.56%

Internally classified loans are those loans that have certain characteristics or circumstances that warrant additional credit quality monitoring and may require specific reserve allocations as determined in accordance with SFAS No. 114.

Real estate loans account for approximately 79% of the total loan portfolio.  Within real estate loans, residential mortgage loans (including residential construction) are the largest category comprising 36% of total loans, which historically have low loan loss experience.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, Bancshares will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.

POLICY GUIDELINES

Loan Administration sets policy guidelines approved by the Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes board-approved guidelines for collateralization, loans in excess of loan to value ("LTV") limits, maximum loan amount, and maximum maturity and amortization period for each loan type.  Policy guidelines for loan to value ratios and maturities related to various collateral are as follows:

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

AVERAGE LOAN YIELDS

The average yield on loans of the Bank for the years indicated are as follows:

2007 - 7.98%
2006 - 7.65%
2005 - 6.86%
2004 - 6.30%
2003 - 6.87%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was approximately $128 million at year end.  Other information in reference to commitments and standby letter of credits is included in Note 18 of the Consolidated Financial Statements included in Item 8 of this report.

LOAN MATURITIES

Contractual maturities of loans as of December 31, 2007, are as follows:

		Due After
	Due in One	One Year but	Due After
	Year or Less	Within Five Years	Five Years
		(in thousands)
Real Estate	$161,939	$216,440	$81,971
Commercial, Financial
and Agricultural	$46,120	$35,987	$5,076
All Other Loans	$11,098	$24,024	$1,984
TOTALS	$219,157	$276,451	$89,031

The degree of interest rate risk to which a bank is subjected can be controlled through a well-defined funds management program.  Bancshares controls interest rate risk by matching assets and liabilities, better explained by employing interest-sensitive funds in assets that are also interest sensitive.  Overall, Bancshares remains in a fairly neutral position in terms of interest rate risk as evidenced by flat net interest margins during a three-year period in which federal funds rates increased 425 basis points and then rates began decreasing in fourth quarter 2007.  At year-end 2007, Bancshares is slightly asset-sensitive which means that assets re-price at a faster rate than liabilities.  Thus, in a rising rate environment (with a normal yield curve) net interest income would improve, while a declining rate environment would result in decreased interest rate margins and net interest income.  Approximately $302 million or 52% of total loans will either re-price or mature over the next twelve months, while $117 million or 20% of total loans will re-price or mature after one year, but less than three years.  Approximately $134 million or 23% of total loans will re-price or mature after three years, but less than five years.  Only $32 million or approximately 5% of outstanding loans have maturities or re-pricing dates of greater than five years.

NON-PERFORMING LOANS

Non-accrual and Past Due Loans and Foreclosed Properties and related ratios as of December 31 for each of the years presented are as follows:

	2007	2006	2005	2004	2003
Non-Accrual Loans	$1,678	$371	$1,524	$1,581	$1,174
Foreclosed Property Other Real Estate,	2,302	1,815	129	337	535
Other Repossessed Assets	-	-	-	2	-
Loans and Leases 90 Days Past Due and Still
Accruing Interest	204	945	431	798	223
Total Non-Performing Loans and Other Assets	$4,184	$3,131	$2,084	$2,718	$1,932

Non-Performing Assets as a Percent of Loans and
Leases Plus Foreclosed Property at End of Year	0.71%	0.57%	0.38%	0.51%	0.39%
Allowance as a Percent of:
Non-Performing Assets	151.24%	198.37%	327.74%	229.54%	316.97%
Gross Loans	1.08%	1.13%	1.25%	1.16%	1.25%
Addition to Reserve as a Percent of Charge-Offs	76.09%	44.41%	167.56%	90.44%	237.80%
Loans and Leases 90 days Past Due as a Percent of
Loans and Leases at Year-End	0.32%	0.24%	0.36%	0.44%	0.04%
Recoveries as a Percent of Gross Charge-Offs	34.58%	15.34%	25.95%	20.66%	55.38%

Non-performing assets consist of non-accrual loans, restructured loans, foreclosed properties, and loans and leases 90 days past due and still accruing interest.  Non-performing assets as a percent of total loan portfolio at December 31, 2007, 2006 and 2005 were $4.1 million or 0.71%, $3.1 million or 0.57%, and $2.1 million or 0.38% of total loans plus foreclosed property, respectively.  Loans and leases 90 days past due and still accruing interest total $204,000 as of year end 2007 compared to $945,000 as of year-end 2006 and $431,000 as of year-end 2005.  The allowance for loan loss as a percent of non-performing assets was 151%, 198%, and 328% as of December 31, 2007, 2006, and 2005, respectively.  The allowance as a percent of gross loans for the same time periods was 1.08%, 1.13% and 1.25%.  A very small number of problem credits have negatively impacted the ratios related to non-performing assets as noted in the table above.  The most significant increase is in other real estate and is the result of foreclosure in December 2006 on a residential property with a current estimated fair market value of $1.45 million which has not been sold as of year end 2007.

Categorization of a loan as non-performing is not in itself a reliable indicator of probable loan losses.  Policy states that the Bank shall not accrue interest or discount on (1) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (2) any asset for which payment-in-full of interest or principal is not expected, or (3) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 days past due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term.  A debt is well secured if it is secured (1) by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.  Loans that represent probable losses are adequately reserved for in the allowance for loan losses.

Interest income on loans is recorded on an accrual basis.  The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses.  The gross interest income that would have been recorded for the twelve months ending December 31, 2007 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period is $103,000 compared to $25,000 for the same period in 2006.  Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be "Restructured Loans".  Bancshares has restructured loans totaling approximately $1.6 million, of which $609,000 is on non-accrual status as of December 31, 2007.

Certain loans contained on the Internally Classified Problem Loan List are not included in the listing of non-accrual, past due or restructured loans. Management is confident that, although certain of these loans may pose credit problems, any probable loss has been provided for by specific allocations to the Loan Loss Reserve Account.  Loan officers are required to develop a "Plan of Action" for each problem loan within their portfolio. Adherence to each established plan is monitored by Loan Administration and re-evaluated at regular intervals for effectiveness.

LOAN LOSS EXPERIENCE & RESERVE FOR LOAN LOSSES

	December 31,
	2007	2006	2005	2004	2003
Average Net Loans Outstanding	$560,229	$554,219	$536,315	$511,946	$470,868
Balance of Reserve for Loan Losses
at Beginning of Period	6,211	6,830	6,239	6,124	5,653
Loan Charge-Offs	(1,096)	(1,538)	(632)	(1,036)	(919)
Recovery of Loans Previously Charged Off	379	236	164	214	509
Net Loans Charged Off	(717)	(1,302)	(468)	(822)	(410)
Additions to Reserve Charged to Expense	834	683	1,059	937	975
Changes Incident to Mergers	-	-	-	-	(94)
Balance at End of Period	$6,328	$6,211	$6,830	$6,239	$6,124

Ratio of Net Charge-Offs to Average Net
Loans Outstanding	0.13%	0.23%	0.09%	0.16%	0.09%

The preceding table summarizes activity posted to the Loan Loss Reserve Account for the past five years.  The summary includes the average net loans outstanding; changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expenses; and the ratio of net loans charged off to average loans outstanding.  Changes to the Reserve Account for the year just ended consisted of (1) loans charged off of $1.1 million, (2) recovery of loans previously charged off $379,000, and (3) additions to reserves totaling $834,000.  Current year charge-offs are spread among various markets served by the Bank.  The charge-offs and increase in non-performing assets do not appear to indicate material negative trends within a specific pool of loans or within a specific market.  Increased provision for loan losses in 2007 compared to 2006 is a result of loan growth in 2007 and adequacy of current level of reserves.  Provision for loan losses in excess of net charge-offs in 2007 is primarily related to additional provision considered necessary in relation to loan growth.

The following table identifies charge-offs and recoveries by category for the years presented (in thousands):

	2007	2006	2005	2004	2003
Charge-offs:
Domestic:
Commercial, Financial & Agricultural	$(227)	$(447)	$(139)	$(459)	$(139)
Real Estate-Construction	(107)	-	(242)	(115)	-
Real Estate-Mortgage	(406)	(685)	(62)	(138)	(398)
Installment Loans to Individuals & Credit Cards	(356)	(406)	(189)	(324)	(382)
Total Charge-offs	$(1,096)	$(1,538)	$(632)	$(1,036)	$(919)

Recoveries:
Domestic:
Commercial, Financial & Agricultural	$124	$76	$62	$66	$142
Real Estate-Construction	22	-	10	3	-
Real Estate-Mortgage	148	51	4	37	237
Installment Loans to Individuals & Credit Cards	85	109	88	108	130
Total Recoveries	$379	$236	$164	$214	$509
Net Charge-offs	$(717)	$(1,302)	$(468)	$(822)	$(410)

An analysis of the allocation of the Allowance for Loan Losses is made on a fiscal quarter at the end of the month, (February, May, August, and November) and reported to the board at its meeting immediately preceding quarter-end.  The allowance for loan losses is estimated using methods consistent with GAAP as well as regulatory guidance on the allowance.  Such guidance considered specifically includes but is not limited to SFAS 114 and 118 and the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued December 13, 2006.

The evaluation of the adequacy of the allowance includes the identification of impaired loans and allocation of specific reserves if considered necessary on a case-by-case basis for significant loans.  A loan is impaired when it is probable that a creditor will be unable to collect all amounts due of principal and interest according to the original contractual terms of the loan. Impairment occurs under the following circumstances:  (1) Impairment of a loan shall exist when the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract; and (2) Fair value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value.  Specific reserve allocations shall be made to for loans found to be collateral or interest cash flow deficient.  In addition, an allowance shall be determined for pools of loans including all other criticized assets as well as small homogeneous loans managed by delinquency. Impairment decisions are reported to the Board of Directors and in external reports as required by regulations.  Income recognition from impaired loans is determined in accordance with GAAP, as well as financial institution regulatory guidance.

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss.

Credit risk management process also includes an annual review of a minimum of 70% of the gross portfolio less installment loans.  The loan review function is independent of the lending process itself and results of loan review are reported to the Board.  In addition, any single note or series of notes directly or indirectly related to one borrower which equals 25% of the Bank's legal lending limit are included in the review.  The results of loan review as well as current portfolio mix by rating are incorporated into the quarterly evaluation of the allowance for loan losses.

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

OTHER REAL ESTATE OWNED

The book value of other real estate ("ORE") owned was $2.3 million at December 31, 2007 compared to $1.8 million at December 31, 2006 compared to $129,000 in 2005.  ORE is significantly higher in 2006 and 2007 as a result of foreclosures on a small volume of significant balance loans.  Management continues efforts to liquidate ORE.

In December 2006, the Bank foreclosed on one residential property in Shelby County valued at approximately $1.5 million. This residence requires modifications and additional construction to reach a point of marketability to be sold at or near its market value.  Such modifications began in 2007 and are expected to be completed in 2008.

Accounting for adjustments to the value of ORE when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Such adjustments are charged directly to expense.

COMPOSITION OF DEPOSITS

The average amount of deposits and rates paid on such deposits are summarized for the three years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-Interest Bearing Demand Deposits	$93,413	0.00%	$90,360	0.00%	$78,586	0.00%
Savings Deposits	$201,506	1.88%	$197,115	1.66%	$190,106	1.18%
Time Deposits	$372,109	4.79%	$365,839	4.26%	$331,973	3.09%
Total Deposits	$667,028	3.24%	$653,314	2.88%	$600,665	2.08%

Market share data for the Tennessee Counties served by the Bank is included in Item 1 Banking Business of this report.  As noted in Item 1, the Bank is a market share leader in six of the seven counties it serves with 19.32% of the market share.  Shelby County is the one market that the Bank participates in but is not the leader due to the diversity and large number of institutions in that market as well as the length of time that the Bank has been competing there.   Bancshares' average deposits for 2007 were $667 million at an average rate of 3.24% compared to $653 million at an average rate of 2.88% in 2006 and $601 million at an average rate of 2.08% in 2005.  The increase in the average cost of deposits is due to the impact of current rate environment and competitive factors on time and savings deposits.  The current market and competitive environment has resulted in fierce competition in pricing of interest-bearing deposit products over the last three years.  The Bank does not compete solely on price as strategies are focused more on customer relationships that attract and retain core deposit customers rather than time deposits.

Growth in deposits slowed to 3.7% in 2007 compared to 4.8% growth in 2006. Core deposits serve as a source of liquidity for Bancshares.  Consistent with strategies to increase core deposits, average deposits balances in the previous table illustrate growth of core deposits in both demand and savings categories.  In the current rate environment, all markets have demanded a competitively priced interest-bearing transaction account.  As a result evidenced in our Statements of Cash Flows, transaction deposit accounts increased approximately $14 million in 2007, $9 million in 2006 and $19 million in 2005.  Over the past three years, core deposits strategies have been focused primarily on two interest-bearing transaction accounts, Wall Street and First Rate accounts.  These two accounts accounted for approximately half of savings deposits for each of the past three years.  In fourth quarter of 2007, the Bank introduced a new electronic based interest-bearing transaction account called E-Solutions Plus account which had deposits totaling approximately $5 million as of year end 2007.  The Bank also continues to offer free checking to attract and retain deposit relationships.

Time deposits grew in excess of $20 million in 2005 and 2006 but slowed to approximately $10.5 million in 2007.  Time deposits over $100,000 and brokered time deposits comprise 52.2% of total time deposits as of year end 2007 compared to 51.8% as of year-end 2006 and 51.5% at year-end 2005.  Approximately 90% of over $100,000 time deposits will reprice over the next twelve months as a result of established strategies to deal with the current competitive market and rate environment.

MATURITY DISTRIBUTION OF TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER

Deposits over $100,000 decreased $21.5 million or 11% from 2006 to 2007.  The following table sets forth the maturity distribution of Certificates of Deposit and other time deposits of $100,000 or more outstanding on December 31, 2007 and 2006 (in thousands):

	2007		2006
	Amount	Percent	Amount	Percent
Maturing in:
3 Months or Less	$46,427	27.29%	$48,963	25.55%
Over 3 Through 12 Months	112,743	66.26%	124,604	65.02%
Over 12 Months	10,972	6.45%	18,081	9.43%
Total	$170,142	100.00%	$191,648	100.00%

OTHER BORROWINGS

In addition to deposits, Bancshares used a combination of short-term and long-term borrowings to supplement its funding needs.  Short-term borrowings consist of a Treasury, Tax & Loan demand note, federal funds purchased and short term advances from the FHLB.  The short-term borrowings table below reflects the maximum amount of borrowings at any month end during the respective years.  Short-term borrowings are used to manage fluctuations in liquidity based on seasonality of agricultural production loans and other factors.  The maximum amount of borrowings in any given month increased in 2007 compared to 2006 and 2005 due to increased loan growth in 2007 as compared to the prior two years.  See also the Short Term Borrowings footnote included in the Consolidated Financial Statements in Item 8 of this report.

The following presents short-term borrowing balances at year end, maximum borrowings at month end during the year and average cost for the periods presented (in thousands):

	2007	2006	2005
Amount Outstanding-End of Period	$11,100	$1,000	$1,000
Maximum Amount of Borrowings at
Any Month End During the Year	$22,400	$13,155	$26,217
Year-to-Date Daily Average	$8,804	$4,501	$6,527
Weighted Average Cost	5.30%	4.98%	3.54%

Long-term debt at the holding company level consists of a revolving line of credit with First Tennessee Bank and trust-preferred debt.  Debt at Bancshares has variable rates and consists of Correspondent debt and Trust Preferred debt affiliated with a prior acquisition.  Bancshares strategically reduced its debt by approximately $828,000 during 2007.

The Bank's long-term debt consists of advances from the FHLB.  In 2006, as a result of slow loan growth, solid deposit growth and inverted yield curve, the Company reduced long-term debt at the Bank by $17.5 million.  As loan growth increased in 2007, one additional advance of $5 million was issued increasing the volume to $52.1 million as of year end 2007.  Average volume of FHLB advances for 2007 was $48.8 million at an average rate of 5.58% compared to average volume of $58 million at an average rate of 5.67% in 2006 and  $73 million at an average rate of 4.87% in 2005. The average remaining maturity for FHLB long-term borrowings is 2 years.  FHLB borrowings are comprised of fixed rate positions ranging from 3.99% to 6.55%.  Most of the FHLB borrowings have quarterly call features and maturities range from 2008 to 2011.  Approximately 70% or $36 million will mature or is expected to be called in 2010.  Most of the advances with call features when called offer the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  One $5 million advance requires repayment if the call feature is exercised.  Under the current and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months and therefore are not included in current liabilities on the Consolidated Balance Sheet included in Item 8 of this report.  Liquidity management and long term borrowings are discussed within the Liquidity section of this report.

The following presents average volumes, rates, maturities, and re-pricing frequencies for long-term debt for the year ended December 31, 2007 (in thousands):

	Average	Average	Average	Repricing
	Volume	Rate	Maturity	Frequency
FHLB Borrowings	$48,763	5.58%	3 Years	Fixed
Revolving Line of Credit	1,250	7.04%	1 year	Variable
Trust Preferred Debt	10,310	7.64%	25 years	Variable

CAPITAL RESOURCES

The following presents return on equity and assets for the years presented:

	2007	2006	2005	2004	2003
Percentage of Net Income to:
Average Total Assets	1.08%	1.10%	1.10%	1.08%	1.09%
Average Shareholders Equity	12.79%	13.88%	13.71%	13.56%	13.88%
Percentage of Dividends Declared
to Net Income	45.93%	46.04%	47.03%	50.83%	50.49%
Percentage of Average Equity
to Average Assets	8.45%	7.93%	8.01%	7.95%	7.91%

Total Capital (excluding Reserve for Loan Losses) as a percentage of total assets is presented in the following table for years indicated:

2007	2006	2005	2004	2003
8.56%	8.36%	7.80%	7.92%	7.86%

Total capital increased 7.96% to $75.0 million in 2007 from $69.5 million at year-end 2006.  Growth in capital during 2007 is from undistributed net income from the Bank coupled with increases in other comprehensive income from improved fair market values of available-for-sale investments securities.  Adjustments to capital resulting from changes in market value of available-for-sale securities and cash flow hedge are made quarterly and contributed $836,000 to the growth in 2007.  Bancshares has historically maintained capital in excess of minimum levels established by regulation and reflects continuous improvement when comparing previous years.  The risk based capital ratio of 12.5% percent at December 31, 2007 was significantly in excess of the 8 percent mandated by regulation.  This ratio has been maintained in the 10-12 percent range over the past three years.  Total capital as a percentage of total assets was 8.56%, 8.36%, and 7.80% at December 31, 2007, 2006 and 2005, respectively.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets in accordance with financial institution regulatory guidelines.  The minimum risk-based capital ratio is 8.00%.  At least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2).  Tier 1 capital/core capital consists of common shareholders' equity, qualified perpetual preferred stock and minority interests in consolidated subsidiaries.  Tier 2-capital/supplementary capital may consist of the allowance for loan and lease losses, perpetual preferred stock, term-subordinated debt, and other debt and stock instruments.

Dividends for 2006 and 2007 were $1.16 per share compared to $1.12 per share in 2005.  Bancshares continues its trend over the last several years with dividend payout ratio and dividend yield in excess of average reported for the Southeast Bank Group as tracked by Mercer Capital.  The dividend payout ratio is 45.93% in 2007, 46.04% in 2006 and 47.06% in 2005.  The projected payout ratio for 2008 is in the range of 45-50 percent.  Dividend payout for Southeast Bank Group for 2007 was 43.14%.  The dividend yield in 2007 is 3.31% compared to 3.52% in 2006.  The dividend yield for Southeast Bank Group is 3.30% for 2007.

As of year-end 2007, there are approximately $12 million of retained earnings available for the payment of future dividends from the Bank to Bancshares.  Banking regulations require certain capital levels to be maintained and may limit dividends paid by the Bank to Bancshares or by Bancshares to its shareholders.  These restrictions pose no practical limit on the ability of the Bank or Bancshares to pay dividends at historical levels.

Bancshares has repurchased approximately 92,800 shares of its common stock and the treasury stock has weighted average cost basis of $26.36 per share.  Approximately 7,700 treasury shares were repurchased during 2007 at a weighted average cost of $35.07 per share.  Also, approximately 400 shares of treasury stock were sold in 2006 at a weighted average price of $36.10 per share.  There are no publicly announced plans or programs to repurchase shares in place during the periods presented or subsequently primarily due to Bancshares current strategy to reduce debt at the holding company level.

AGGREGATE CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations are due as follows:

	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Unfunded Loan Commitments	$122,573	$122,573	$-	$-	$-
Standby Letters of Credit	5,925	5,925	-	-	-
Long Term Debt*	63,165	1,366	35,588	10,235	15,976
Capital Lease Obligations	-	-	-	-	-
Operating Leases	480	211	240	29	-
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities	-	-	-	-	-
Total	$192,143	$130,075	$35,828	$10,264	$15,976

                *Long-term debt is presented as principal only excluding interest.

Except for unfunded loan commitments and standby letters of credit, the Bank does not materially engage in off balance sheet activities and does not anticipate material changes in volume going forward.

Notes 13 and 18 of the Consolidated Financial Statements included in Item 8 of this report reflect long term obligations and off balance sheet risk.

RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement was issued to address the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The statement emphasizes that fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. Also, SFAS 157 establishes a fair value hierarchy that prioritizes information used to develop those assumptions. On February 12, 2008, FASB issued a Staff Position which delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of this statement is not expected to materially impact Bancshares' Consolidated Financial Statements.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" (EITF 06-4). EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under this issue, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 will have a material impact on Bancshares' Consolidated Financial Statements. See Subsequent Event footnote to Consolidated Financial Statements for additional information regarding impact of adoption of this pronouncement.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" to permit entities to choose to measure certain financial instruments at fair value. This statement is expected to expand the use of fair value measurement with the intent to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Bancshares does not anticipate adoption of this pronouncement to result in a material effect on the Company's Consolidated Financial Statements.

Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" to improve the relevance, comparability, and transparency of financial information that a reporting entity provides in its consolidated financial statements. The standard establishes reporting requirements for ownership interests in subsidiaries held by parties other than the parent, net income attributable to the parent and to the noncontrolling interest, changes in parent's ownership interest, initially recording any retained noncontrolling equity investment at fair value rather than carrying amount of retained investment, and sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

Business Combinations-Revised

In December 2007, FASB revised Statement of Financial Accounting Standards No. 141, "Business Combinations." This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and, (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The effective dates of this statement are the same as SFAS No. 160 described above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is managed in a manner to ensure the availability of ample funding to satisfy loan demand, fund investment opportunities, and large deposit withdrawals.  Primary funding sources for Bancshares includes customer core deposits, FHLB borrowings, as well as correspondent bank and other borrowings.  Customer based sources accounted for 86% of funding for the current year versus 87% for the prior year.  Borrowed funds from the FHLB amounted to 6.5% ($52 million) of total funding at year-end 2007 compared to 6.3 percent ($48 million) of total funding at year-end 2006.  The Bank had additional borrowing capacity of approximately $28 million with FHLB at year-end 2007.  The Bank also has lines of credit for federal funds purchases totaling $52.5 million with four correspondent banks.  As of December 31, 2007, the Bank held $23 million in short term Certificates of Deposit from the State of Tennessee and held $34 million in brokered Certificates of Deposit, representing 4.93% of total deposits.  Brokered time deposits were approximately $31 million and 4.65% of total deposits as of year-end 2006.

Bancshares' liquidity position is further strengthened by ready access to a diversified base of wholesale borrowings which include lines of credit with the FHLB, FTN Financial, federal funds purchased, securities sold under agreements to repurchase, Brokered certificates of deposit and others.  Bancshares has a line of credit with First Tennessee Bank for $13 million earmarked for acquisitions and other financial needs of the holding company with approximately $12 million available at year-end 2007.  Bancshares has a crisis contingency liquidity plan to defend against any material downturn in the liquidity position.

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

Liquidity is an ongoing concern of the Company's Funds Management Committee, which continues to seek alternative funding sources conducive to net interest margin strategies.  The following table reflects the liquidity position of the Bank as of December 31, 2007 and 2006 in comparison to the OCC Liquidity Benchmarks.

OCC Liquidity Benchmark	12/31/2007	12/31/2006

Short Term Liabilities/ Total Assets > 20%	21.93%	20.12%
On Hand Liquidity to Total Liabilities < 8%	6.72%	8.56%
Loan to Deposits < 80%	84.05%	82.91%
Wholesale Funds/Total Sources > 15%	16.39%	14.71%
Non Core Funding Dependence > 20%	67.09%	50.73%

The above comparison is one quantitative means of monitoring liquidity levels.  However, other quantitative and qualitative factors are considered in the overall risk management process for liquidity.  Such other factors evaluated by management include but are not limited to diversification of funding sources, degree of reliance on short-term volatile funding sources, deposit volume trends and stability of deposits.  There are no known trends or uncertainties that are likely to have a material effect on Bancshares' liquidity or capital resources. There currently exist no recommendations by regulatory authorities, which, if implemented, would have such an effect.  There are no matters of which management is aware that have not been disclosed.

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

Bancshares monitors and employs multiple strategies to continuously manage interest rate risk and liquidity at acceptable levels.  Such strategies include but are not limited to use of FHLB borrowings, adjustment of re-pricing date of loans, use of interest rate swaps, and investments in mortgage back investments that enables the company to have constant cash inflows.

The Company's interest rate risk position is slightly asset sensitive at year-end 2007.  Thus, net interest margins could benefit from a slight increase in rates and could be diluted by decreases in rates over the next 12 months.  Bancshares' fairly neutral position in terms of interest rate risk from December 2004 to December 2007 is evidenced by the following comparison of the federal funds rate compared to net yield on average earning assets:

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

CONDENSED GAP REPORT
CURRENT BALANCES
DECEMBER 31, 2007

		3-12	1-3	3-5	>5	Non
	< 3 Months	Months	Years	Years	Years	Sensitive
	Bal	Bal	Bal	Bal	Bal	Bal	Total

Assets:

Total Cash and Due
From	$-	$-	$-	$-	$-	$23,740	$23,740
Total Investments	7,180	38,721	51,973	35,885	54,957	1,691	190,407

Total Fed Funds Sold	1,502	-	-	-	-	-	1,502
Total Net Loans	190,124	183,798	162,821	47,896	-	(6,328)	578,311

Total Other Assets	-	-	-	-	-	82,196	82,196
Total Assets	$198,806	$222,519	$214,794	$83,781	$54,957	$101,299	$876,156

Liabilities:

Total Demand	$-	$9,715	$4,857	$4,857	$77,661	$-	$97,090
Total Savings	129,623	-	13,626	13,626	55,968	-	212,843
Total Time	42,152	310,993	18,375	8,964	178	-	380,662
Total Deposits	171,775	320,708	36,858	27,447	133,807	-	690,595

Total Borrowings	45,949	15,346	36,113	9,500	-	-	106,908
Other Liabilities	-	-	-	-	-	3,622	3,622
Total Other Liabilities	45,949	15,346	36,113	9,500	-	3,622	110,530
Total Liabilities	217,724	336,054	72,971	36,947	133,807	3,622	801,125

Total Equity	-	-	-	-	-	75,031	75,031

Total Liabilities/Equity	$217,724	$336,054	$72,971	$36,947	$133,807	$78,653	$876,156

Period Gap	(18,918)	(113,535)	141,823	46,834	(78,850)	22,646	-
Cumulative Gap	(18,918)	(132,453)	9,370	56,204	(22,646)	-	-
RSA/RSL	91.31%	66.22%	294.36%	226.76%	41.07%	128.79%	0.00%

CONDENSED GAP REPORT
CURRENT BALANCES
DECEMBER 31, 2006

		3-12	1-3	3-5	>5	Non
	< 3 Mon	Months	Years	Years	Years	Sensitive
	Bal	Bal	Bal	Bal	Bal	Bal	Total

Assets:

Total Cash and Due
From	$-	$-	$-	$-	$-	$19,597	$19,597
Total Investments	7,959	22,519	57,792	42,036	46,794	276	177,376

Total Fed Funds Sold	12,948	-	-	-	-	-	12,948
Total Net Loans	222,300	113,234	163,322	53,427	-	(6,211)	546,072

Total Other Assets	-	-	-	-	-	75,427	75,427
Total Assets	$243,207	$135,753	$221,114	$95,463	$46,794	$89,089	$831,420

Liabilities:

Total Demand	$-	$-	$-	$-	$-	$95,048	$95,048
Total Savings	122,985	-	25,942	27,681	24,261	-	200,869
Total Time	87,359	234,332	39,573	8,264	618	-	370,146
Total Deposits	210,344	234,332	65,515	35,945	24,879	95,048	666,063

Total Borrowings	35,423	6,437	10,159	40,500	-	-	92,519
Other Liabilities	-	-	-	-	-	3,340	3,340
Total Other Liabilities	35,423	6,437	10,159	40,500	-	3,340	95,859
Total Liabilities	245,767	240,769	75,674	76,445	24,879	98,388	761,922

Total Equity	-	-	-	-	-	69,498	69,498

Total Liabilities/Equity	$245,767	$240,769	$75,674	$76,445	$24,879	$167,886	$831,420

Period Gap	(2,560)	(105,016)	145,440	19,018	21,915	(78,797)	-
Cumulative Gap	(2,560)	(107,576)	37,864	56,882	78,797	-	-
RSA/RSL	98.96%	56.38%	292.19%	124.88%	188.09%	53.07%	0.00%

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

5.             Simulations are utilized to reflect the impact of multiple rate scenarios on net interest income at risk, net income at risk and economic value of equity at risk.  Strategies are implemented to increase net interest income, while always considering the impact on interest rate risk.  Overall, the Bank manages the gap between rate sensitive liabilities to expand and contract with the rate cycle phase.  The Bank's Funds Management Committee ("FMC") is responsible for implementing and monitoring procedures to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to less than 25% of assets, unless they are funded with matched deposits or borrowings.

Bancshares exposure to interest rate risk is well within established policy limits as noted in the table below.

Interest Rate Risk
December 2007
(In Thousands)

Tier 1 Capital                              $72,198

Projected 12-Month Exposure

	Rate					POLICY
	Moves In	Current	Possible		% of Net Int	% of Net Int
Net Interest Income Levels	Basis Pts	Position	Scenarios	Variance	Income	Income
Declining 2	(200)	$28,202	$25,999	$(2,203)	-7.81%	-20.00%
Declining 1	(100)	28,202	27,314	(888)	-3.15%	-10.00%
Flat	0	28,202	28,202	-	0.00%	0.00%
Rising 1	100	28,202	28,518	316	1.12%	-10.00%
Rising 2	200	28,202	28,699	497	1.76%	-25.00%

Notes: Net interest income as presented in the preceding table assumes that interest rates would change immediately within the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen.

Subsequent to year-end 2007, the Federal Open Market Committee ("FOMC") decreased rates 125 basis points in January 2008.  As the Bank is slightly asset sensitive at year-end 2007, such rate cuts are likely to result in a small negative trend in net interest margins in 2008.  However, the Company's Funds Management Committee continues to monitor and implement strategies as necessary to minimize any negative impact to margins due to changes in the current rate environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Citizens Bancshares, Inc. (Bancshares) is responsible for establishing and maintaining an adequate internal control structure, which governs financial reporting.  Bancshares' internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of the Bancshares' annual financial statements in accordance with generally accepted accounting principles of the United States.

Inherent limitations exist in the effectiveness of any internal control structure, including the possibility of human error and circumvention of controls.  Accordingly, even effective internal control can only provide reasonable assurance with respect to financial statement preparation.

Management has assessed the effectiveness of Bancshares' internal controls over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2007, Bancshares' internal control over financial reporting is effective.

Alexander Thompson Arnold, PLLC, a registered public accounting firm, has audited the consolidated financial statements included in the annual report and the effectiveness of the Company's internal control over financial reporting.

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
                                                                                                                                                                                                      Center for Public Company Audit Firms
                                                                                                                                                                                                      Employee Benefit Plan Audit Quality Center - AICPA

                                                                                                                                                                                                      www.atacpa.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
First Citizens Bancshares, Inc. and Subsidiaries
Dyersburg, Tennessee 38024

We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited First Citizens Bancshares, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Citizens Bancshares, Inc. and its subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, First Citizens Bancshares, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  ALEXANDER THOMPSON ARNOLD PLLC

Dyersburg, Tennessee

March 4, 2008

Alamo, TN Dyersburg, TN Fulton, KY Henderson, TN Jackson, TN	Martin, TN Milan, TN McKenzie, TN Paris, TN Trenton, TN Union City, TN

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(in thousands)

	December 31, 2007	December 31, 2006
ASSETS

Cash and due from banks	$23,740	$19,597
Federal funds sold	1,502	12,948
Cash and cash equivalents	25,242	32,545
Investment securities:
Trading investments-stated at market	-	-
Held-to-Maturity, at amortized cost, fair
value of $291 at December 31, 2007
and $291 at December 31, 2006	290	290
Available-for-Sale, stated at market	190,117	177,086
Loans (excluding unearned income of $506 at December 31, 2007
and $385 at December 31, 2006)	584,639	548,834
Less: allowance for loan losses	6,328	6,211
Net loans	578,311	542,623
Loans held-for-sale	2,187	3,449
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,505	5,505
Premises and equipment	30,308	28,234
Accrued interest receivable	6,564	6,760
Goodwill	11,825	11,825
Other intangible assets	373	458
Other real estate	2,302	1,815
Bank owned life insurance policies	19,933	17,224
Other assets	3,199	3,606
TOTAL ASSETS	$876,156	$831,420

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$97,090	$95,048
Time	380,662	370,146
Savings	212,843	200,869
Total deposits	690,595	666,063
Securities sold under agreements to
repurchase	32,643	31,981
Federal funds purchased and other short
term borrowings	11,100	1,000
Long-term debt	63,165	59,538
Other liabilities	3,622	3,340
Total liabilities	801,125	761,922
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at December 31, 2007 and 3,717,593
issued and outstanding at December 31, 2006	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	57,485	52,532
Accumulated other comprehensive income	944	108
Total common stock and retained earnings	77,478	71,689
Less-92,787 treasury shares, at cost as of December 31, 2007
and 85,500 shares at cost at December 31, 2006	2,447	2,191
Total shareholders' equity	75,031	69,498

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$876,156	$831,420

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In Thousands Except Per Share Data)
Interest Income
Interest and fees on loans	$44,700	$42,372	$36,809
Interest and dividends on investment securities:
Taxable	6,679	5,719	4,342
Tax-exempt	1,993	1,807	1,658
Dividends	408	359	362
Other interest income	499	670	261
Total interest income	54,279	50,927	44,614

Interest Expense
Interest on Deposits	21,616	18,832	12,488
Interest on borrowings	4,057	4,370	4,404
Other Interest Expense	1,177	940	800
Total Interest Expense	26,850	24,142	17,692
Net Interest Income	27,429	26,785	26,922

Provision for Loan Losses	834	683	1,059
Net Interest Income After Provision for Loan Losses	26,595	26,102	25,863

Other Income
Mortgage banking income	1,178	1,185	1,182
Income From Fiduciary Activities	1,007	940	963
Service Charges on Deposit Accounts	6,962	6,059	5,952
Brokerage Fees	1,565	1,357	1,307
Earnings on bank owned life insurance	695	681	914
Securities Gains (Losses) - Net	(29)	-	(19)
Other Income	1,536	1,611	1,727
Total Other Income	12,914	11,833	12,026

Other Expenses
Salaries and Employee Benefits	15,687	15,074	14,506
Net Occupancy Expense	1,685	1,591	1,701
Depreciation	2,095	2,059	1,882
Data Processing Expense	843	853	704
Legal and Professional Fees	327	284	250
Stationary and Office Supplies	286	284	303
Amortization of Intangibles	85	85	85
Advertising and Promotions	765	654	641
Other Expenses	5,571	5,044	4,883
Total Other Expenses	27,344	25,928	24,955

Net Income Before Income Taxes	12,165	12,007	11,752
Provision for Income Tax Expense	3,005	2,850	3,087
Net Income	$9,160	$9,157	$8,665
Earnings Per Common Share:
Net Income	$2.53	$2.52	$2.38

Weighted Average Shares Outstanding	3,626	3,633	3,639

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
		(In Thousands)
Net Income For Year	$9,160	$9,157	$8,665

Other Comprehensive Income, Net of Tax:
Net Change in Unrealized Gains (Losses) on Cash Flow Hedge	(37)	40	49
Net Change in Unrealized Gains (Losses) on Available-
for-Sale Securities	873	968	(1,734)
Total Other Comprehensive Income, Net of Tax	836	1,008	(1,685)

Total Comprehensive Income	$9,996	$10,165	$6,980

Related tax effects allocated to each component of other comprehensive income are as follows:

	Before-tax	Tax (Expense)	Net-of-tax
	Amount	or Benefit	Amount

Year Ended December 31, 2007:
Unrealized Gains (Losses) on Cash Flow Hedge	$(60)	$23	$(37)
Unrealized Gains (Losses) on Available-for-Sale Securities:
Unrealized Gains (Losses) Arising During the Period	1,385	(530)	855
Reclassification Adjustments For Losses Included in Net Income	29	(11)	18
Unrealized Gains (Losses) on Available-for-Sale Securities, net	1,414	(541)	873
Net Unrealized Gains (Losses)	$1,354	$(518)	$836

Year Ended December 31, 2006:
Unrealized Gains (Losses) on Cash Flow Hedge	$61	$(21)	$40
Unrealized Gains (Losses) on Available-for-Sale Securities:
Unrealized Gains (Losses) Arising During the Period	1,465	(497)	968
Reclassification Adjustments For Gains (Losses) Included
in Net Income	-	-	-
Unrealized Gains (Losses) on Available-for-Sale Securities, net	1,465	(497)	968
Net Unrealized Gains (Losses)	$1,526	$(518)	$1,008

Year Ended December 31, 2005:
Unrealized Gains (Losses) on Cash Flow Hedge	$82	$(33)	$49
Unrealized Gains (Losses) on Available-for-Sale Securities:
Unrealized Gains (Losses) Arising During the Period	(2,909)	1,164	(1,745)
Reclassification Adjustments For Losses Included in Net Income	19	(8)	11
Unrealized Gains (Losses) on Available-for-Sale Securities, net	(2,890)	1,156	(1,734)
Net Unrealized Gains (Losses)	$(2,808)	$1,123	$(1,685)

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands, Except Per Share Data)

					Accum.
					Other
	Common Stock			Retained	Compre.	Treasury
	Shares	Amount	Surplus	Earnings	Income	Stock	Total
Balance January 1, 2005	3,718	$3,718	$15,331	$43,001	$785	$(1,627)	$61,208

Net Income, Year Ended December 31, 2005				8,665			8,665
Adjustment of Unrealized Gain (Loss) on
Securities Available-for-Sale, net of tax					(1,734)		(1,734)
Adjustment of Unrealized Gain (Loss) on
Cash Flow Hedge, net of tax					49		49
Cash Dividends Paid - $1.12 per Share				(4,075)			(4,075)
Treasury Stock Transitions - Net						(467)	(467)
Balance December 31, 2005	3,718	$3,718	$15,331	$47,591	$(900)	$(2,094)	$63,646

Net Income, Year Ended December 31, 2006				9,157			9,157
Adjustment of Unrealized Gain (Loss) on
Securities Available-for-Sale, net of tax					968		968
Adjustment of Unrealized Gain (Loss) on
Cash Flow Hedge, net of tax					40		40
Cash Dividends Paid - $1.16 per Share				(4,216)			(4,216)
Treasury Stock Transitions - Net						(97)	(97)
Balance December 31, 2006	3,718	$3,718	$15,331	$52,532	$108	$(2,191)	$69,498

Net Income, Year Ended December 31, 2007				9,160			9,160
Adjustment of Unrealized Gain (Loss) on
Securities Available-for-Sale, net of tax					873		873
Adjustment of Unrealized Gain (Loss) on
Cash Flow Hedge, net of tax					(37)		(37)
Cash Dividends Paid - $1.16 per Share				(4,207)			(4,207)
Treasury Stock Transitions - Net						(256)	(256)
Balance December 31, 2007	3,718	$3,718	$15,331	$57,485	$944	$(2,447)	$75,031

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	2007	2006	2005
Operating Activities
Net Income	$9,160	$9,157	$8,665
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	834	683	1,059
Provision for Depreciation	2,095	2,059	1,882
Provision for Amortization - Intangibles	85	85	85
Deferred Income Taxes	669	336	(355)
Realized Investment Security (Gains) Losses	29	0	19
Net (Increase) Decrease in Loans Held for Sale	1,262	(406)	(1,713)
(Increase) Decrease in Accrued Interest Receivable	196	(1,282)	(919)
Increase (Decrease) in Accrued Interest Payable	245	632	374
(Increase) in Cash Surrender Value of Bank Owned Life Insurance	(564)	(676)	(624)
Net (Increase) Decrease in Other Assets	(403)	(441)	(735)
Net Increase (Decrease) in Other Liabilities	(362)	(630)	342
NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,246	$9,517	$8,080

Investing Activities
Proceeds of Maturities of Held-to-Maturity Investment Securities	$-	$-	$504
Proceeds of Sales and Maturities of Available-for-Sale
Investment Securities	41,985	22,669	49,044
Purchases of Available-for-Sale Investment Securities	(53,361)	(36,637)	(66,084)
Increase in Loans - Net	(37,317)	(5,383)	(13,373)
Premiums on Bank Owned Life Insurance-Net	(2,145)	(535)	(1,308)
Purchase of Premises and Equipment	(4,169)	(2,651)	(5,937)
NET CASH USED BY INVESTING ACTIVITIES	$(55,007)	$(22,537)	$(37,154)

Financing Activities
Net Increase ( Decrease) in Demand Deposits,
NOW Accounts , and Savings Accounts	$14,016	$8,928	$19,263
Increase in Time Deposits - Net	10,516	21,626	23,864
Increase in Long-Term Borrowings	10,155	0	5,155
Payment of Principal on Long-Term Debt	(6,528)	(18,590)	(11,508)
Cash Dividends Paid	(4,207)	(4,216)	(4,075)
Net Increase (Decrease) in Short-Term Borrowings	10,762	(2,772)	4,142
Treasury Stock Transactions - Net	(256)	(97)	(467)
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,458	4,879	36,374
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,303)	(8,141)	7,300
Cash and Cash Equivalents at Beginning of Year	32,545	40,686	33,386
CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,242	$32,545	$40,686

Supplemental cash flow information:

Interest paid	$27,095	$24,142	$17,318
Income Taxes paid	$2,950	$2,870	$3,480

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$488	$2,613	$441

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of First Citizens Bancshares, Inc., and subsidiaries (the "Company") conform to generally accepted accounting principles.  The significant policies are described as follows:

BASIS OF PRESENTATION

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.  The Consolidated Financial Statements include all accounts of First Citizens Bancshares, Inc., and its subsidiary, First Citizens National Bank (the "Bank").  First Citizens Capital Assets, Inc., subsidiary of Bancshares, was liquidated in December 2006 with no material impact to Consolidated Financial Statements.  First Citizens (TN) Statutory Trusts II, III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in Other Assets and the proportionate share of income (loss) is included in other non-interest income.  First Citizens National Bank also has two wholly owned subsidiaries, First Citizens Financial Plus and First Citizens Investments, Inc., which are consolidated into its financial statements.  First Citizens Bancshares, Inc.'s investment in these subsidiaries is reflected on the Parent Company's condensed balance sheet (Note 22).

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

The Company also has two wholly owned subsidiaries, First Citizens (TN) Statutory Trust III and First Citizens (TN) Statutory Trust IV.  First Citizens (TN) Statutory Trust II was terminated in March 2007.  The purpose and activities of trusts are further discussed in Note 13 of Notes to the Consolidated Financial Statements.

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

LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Servicing rights are not retained when mortgage loans are sold.  Income from loans held for sale is reported in Mortgage Banking Income which is included in Other Non-Interest Income in the Consolidated Financial Statements.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

NOTE 2 - CASH RESERVE REQUIREMENTS

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during 2007 and 2006 were $500,000 and $500,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

The following tables reflect amortized cost, unrealized gains, unrealized losses, and fair value of investment securities for the balance sheet dates presented, segregated into held-to-maturity and available-for-sale categories:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
As of December 31, 2007 (in thousands):
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$290	$1	$-	$291

Securities Available-for-Sale:
U. S. Treasury Securities and Obligations of U. S.
Government Agencies and Corporations	$134,139	$1,003	$(971)	$134,170
Obligations of States and Political Subdivisions	49,374	1,772	(110)	51,037
All Others	4,913	131	(134)	4,910
	$188,426	$2,906	$(1,215)	$190,117

As of December 31, 2006 (in thousands):
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$290	$1	$-	$291

Securities Available-for-Sale:
U. S. Treasury Securities and Obligations of U. S.
Government Agencies and Corporations	$129,226	$280	$(1,903)	$127,602
Obligations of States and Political Subdivisions	42,666	1,792	(121)	44,338
All Others	4,916	230	-	5,146
	$176,808	$2,302	$(2,024)	$177,086

The table below summarizes maturities of debt securities held-to-maturity and available-for-sale as of December 31, 2007:

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Amounts Maturing In:
One Year or Less			$17,283	$17,292
After One Year Through Five Years	290	291	26,748	26,860
After Five Years Through Ten Years			31,437	32,113
After Ten Years	-	-	113,238	113,800
	$290	$291	$188,706	$190,065
Equity securities			10	52
Total securities	$290	$291	$188,716	$190,117

Securities gains (losses) on sale of available-for-sale securities presented in the consolidated statements of income consist of the following:

	Gross Sales	Gains	Losses	Net
Year Ended December 31,
2007 - Securities Available-for-Sale	$23,341	$77	(106)	$(29)
2006 - Securities Available-for-Sale	$-	$-	$-	$-
2005 - Securities Available-for-Sale	$11,890	$9	$(28)	$(19)

At December 31, 2007 and 2006, investment securities were pledged to secure government, public and trust deposits as follows:

December 31	Amortized Cost	Fair Value
2007	$ 129,328	$ 130,107
2006	$ 103,714	$ 102,417

The following table presents information on securities with gross unrealized losses at December 31, 2007, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale:
U.S. Treasury Securities and
Obligations of U.S. Government			$-	0	$-	$-
Corporations and Agencies	$(214)	$9,911	$(756)	$38,945	$(970)	$48,856

Obligations of States and Political
Subdivisions	(68)	5,902	(42)	3,765	(110)	9,667

Other Debt Securities	(135)	1,865	-	-	(135)	1,865

Total Securities Available-for -Sale	$(417)	$17,678	$(798)	$42,710	$(1,215)	$60,388

In reviewing the investment portfolio for other-than-temporary impairment of individual securities, consideration is given to (1) the length of time in which fair value has been less than cost and the extent of the unrealized loss, (2) the financial condition of the issuer, and (3) the positive intent and ability of the Company to maintain its investment in the issuer for a time that would provide for any anticipated recovery in the fair value.

As of December 31, 2007, the Company had 70 debt securities noted with unrealized losses with 57 of those securities having been in an unrealized loss position for greater than 12 months.  Most of the 57 securities are U. S. government agency or mortgage-backed securities which have declined in value or remained in an unrealized loss position due to yield curve trends over the past two years.  Such unrealized losses are considered to be driven entirely by current market conditions and interest rates and not directly related to the credit quality of the issuers.  In analyzing reasons for the unrealized losses, management considers whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports.  With respect to unrealized losses on securities noted and the analysis performed relating to the securities, management currently believes that declines in market value are temporary and asserts positive intent and ability to hold such investments until anticipated recovery.

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

As of December 31, 2007, the value of the derivative is a liability of approximately $99,000.  Market interest rate fluctuations resulted in an increase of the liability by approximately $60,000, as well as an increase in negative accumulated other comprehensive income of approximately $37,000, net of tax, during the year ended December 31, 2007.  There were no reclassification adjustments to other comprehensive income for gains or losses related to the cash flow hedge for any of the periods presented in the Consolidated Financial Statements.

NOTE 4 - LOANS

Loans outstanding at December 31, 2007 and 2006, were comprised of the following:

	2007	2006

Commercial, Financial and Agricultural	$80,509	$80,033
Real Estate - Construction	106,695	86,206
Real Estate - Mortgage	353,655	340,839
Installment	37,106	36,735
Other Loans	6,674	5,021
	584,639	548,834
Less: Allowance for Loan Losses	6,328	6,211
Net Loans	$578,311	$542,623

In conformity with Statement No. 114 of the Financial Accounting Standards Board, the Company has recognized loans as impaired with carrying values of approximately $6.2 million as of December 31, 2007 and $1.7 million at December 31, 2006.  The balance maintained in the Allowance for Loan Losses related to these loans was $1.1 million at December 31, 2007 and $267,000 at December 31, 2006.  Average investment in impaired loans in 2007 and 2006 were $3.1 million and $2.6 million, respectively.  Interest income recognized under the accrual method on impaired loans was $356,000, $93,000 and $30,000 for the three years ended December 31, 2007, 2006 and 2005, respectively.  Loans 90 days past due and still accruing interest total $204,000 as of year-end 2007, $945 thousand as of year-end 2006 and $431 thousand as of year-end 2005.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses during the three years ended December 31 is as follows:

	2007	2006	2005
		(In Thousands)
Balance - Beginning of Period	$6,211	$6,830	$6,239
Addition Incident to Merger	-	-	-
Provision for Loan Losses	834	683	1,059
Loans Charged to Allowance	(1,096)	(1,538)	(632)
Recovery of Loan Previously Charged Off	379	236	164
Net charge-offs	(717)	(1,302)	(468)
Balance - End of Period	$6,328	$6,211	$6,830

NOTE 6 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  There were no such losses for any of the three years ended December 31, 2007, 2006 and 2005.  There has been no material difference between cost and fair market values of loans held for sale for any of the periods presented.

Servicing rights are not retained on any mortgage loans held for sale.  Mortgage banking income included in other non-interest income was $1,178,000, $1,185,000, and $1,182,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 7 - PREMISES AND EQUIPMENT

The fixed assets used in the ordinary course of business are summarized as follows:

	Useful Lives
	in Years	2007	2006
		(In Thousands)
Land		$7,441	$5,616
Buildings	5 to 50	27,344	25,970
Furniture and Equipment	3 to 20	16,892	17,614
		51,677	49,200
Less: Accumulated Depreciation		21,369	20,966
Net Fixed Assets		$30,308	$28,234

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Upon adoption of SFAS 142 in January 2002, the Company ceased to amortize goodwill ($25 thousand per month).  Impairment testing is performed during the first quarter of each year.  Based on annual impairment testing since adoption of SFAS 142, there has been no impairment of goodwill recorded.  Thus, there are no impairment charges recorded for any periods presented in these Consolidated Financial Statements and notes or subsequently.  There was no activity in goodwill during the years ended December 31, 2007, 2006 and 2005.  Total goodwill as of December 31, 2007 is $11.8 million or 1.35% of total assets or 15.76% of total capital.

Other identifiable intangibles consist of core deposit intangibles being amortized over a 10-year period as follows:

	2007	2006

Core Deposit Intangible	$845	$845
Accumulated Amortization	(472)	(387)
Net Core Deposit Intangible	$373	$458

Amortization expense is $84,500 per year for 2007, 2006 and 2005.  Estimated amortization expense is estimated to be $84,500 per year in years 2008 to 2011 and $35,000 in 2012.

NOTE 9 - REPOSSESSED REAL PROPERTY

The carrying value of repossessed real property on the balance sheets of the Company is $2.3 million at December 31, 2007 and $1.8 million at December 31, 2006.  The value of repossessed real property is based on the lower of cost or fair market value.  Fair market value is based on independent appraisals for significant properties.

NOTE 10 - BANK OWNED LIFE INSURANCE

The Bank has a significant investment in bank owned life insurance policies (BOLI) due to providing this fringe benefits to its employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI are $20 million and $17 million as of December 31, 2007 and 2006, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of $395,000, $681,000, and $914,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Earnings in 2005 included non-recurring income of approximately $260,000 received from a death benefit associated with a policy inherited through a prior acquisition.

NOTE 11 - DEPOSITS

Included in deposits shown on the balance sheets are the following time and savings deposits in denominations of $100,000 or more:

	2007	2006
Time Deposits	$204,194	$191,648
Savings Deposits	145,619	137,403

NOW accounts, included in savings deposits on the balance sheets, totaled $67,334,000 at December 31, 2007 and $63,745,000 at December 31, 2006.  Demand deposit balances reclassified as loans consist of overdrafts totaling $507,000 and $492,000 as of December 31, 2007 and 2006, respectively.

Time deposits maturing in years subsequent to December 31, 2007, are as follows:

On or before December 31, 2008	$353,151
On or during year ended December 31, 2009	11,173
On or during year ended December 31, 2010	7,421
On or during year ended December 31, 2011	3,051
During or after year ended December 31, 2012	5,866
$380,662

 NOTE 12 - SHORT-TERM BORROWINGS

The Bank has three sources of short-term borrowings, which consist of cash management advances from the Federal Home Loan Bank ("FHLB"), Treasury, Tax and Loan ("TT&L") option note, and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

Cash management advances from FHLB are secured 1-4 family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  See the long-term debt footnote in regards to maximum borrowing capacity with FHLB as of December 31, 2007.  There were no short-term borrowings outstanding against this line as of December 31, 2007.

The Bank is an Option B bank in regards to TT&L and up to $1 million in collected TT&L payments collected can be retained as a short-term option note.  This option note is callable upon demand by the TT&L.  The current balance of this line was $1,000,000 as of December 31, 2007 and December 31, 2006.

The Bank has federal fund lines of credit available with four correspondent banks totaling $52,500,000.  Federal funds purchased totaled $10.1 million as of December 31, 2007.  There were no federal funds purchased as of December 31, 2006.

The following tabular analysis presents year-end balances of short-term borrowings, maximum month-end balance, year-to-date daily average, and weighted average cost for 2007, 2006 and 2005:

	2007	2006	2005
Amount Outstanding-End of Period	$11,100	$1,000	$1,000
Maximum Amount of Borrowings at
Any Month End During the Year	$22,400	$13,155	$26,217
Year-to-Date Daily Average	$8,804	$4,501	$6,527
Weighted Average Cost	5.30%	4.98%	3.54%

NOTE 13 - LONG TERM DEBT

In March 2002, First Citizens Bancshares, Inc. formed a wholly owned subsidiary, First Citizens (TN) Statutory Trust under the provisions of the Business Act of Delaware. The subsidiary was formed for the purpose of issuing preferred securities and conveying the proceeds to First Citizens Bancshares, Inc. in exchange for long-term, subordinated debentures issued by First Citizens Bancshares, Inc.  The debentures are the sole assets of the trust.  First Citizens Bancshares, Inc. owns 100% of the common stock of the Trust.

On March 26, 2002, the Company, through its Trust subsidiary, issued 5,000 floating rate Preferred Trust Securities in denominations of $1,000 for a total of $5,000,000, which mature thirty (30) years from the date of issuance. Interest is payable on March 26, June 26, September 26 and December 26 of each year during the term. The interest rate is calculated quarterly equal to the three-month LIBOR interest rate plus 3.6%, provided that prior to March 26, 2007, the interest rate cannot exceed eleven percent (11%).   Responsibilities of the Company concerning the debentures and related documents constitute a full and unconditional guarantee by the Company of the Trust issuer's preferred securities.  In March 2007, First Citizens (TN) Statutory Trust II was terminated and the related debt was refinanced through First Citizens (TN) Statutory Trust IV, which is discussed below.

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

On March 17, 2005 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust III, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1,000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005 the rate per annum is 4.84%.  For each successive period beginning on (and including) June 17, 2005, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.80%.  Interest payment dates are: March 17, June 17, September 17, and December 17 during the 30-year term.  The entire $5 million in proceeds was used to reduce Bancshares' revolving line of credit with First Tennessee.  Bancshares' obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Preferred Securities.

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

In March 2007, the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust IV, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 15, 2007 the rate per annum of 7.10%.  For each successive period beginning on (and including) June 15, 2007, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.75%.  Interest payment dates are: March 15, June 15, September 15, and December 15 during the 30-year term.  The purpose of proceeds was to refinance the debt issued through First Citizens (TN) Statutory Trust II (discussed above) at a lower spread to LIBOR and results in savings of $92,500 annually.  Bancshares' obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Preferred Securities.

Although for accounting presentation, the Preferred Trust Securities are treated as debt, the outstanding balance qualifies as Tier I capital subject to the provision that the amount of the securities included in Tier I Capital cannot exceed twenty-five percent (25%) of total Tier I capital.

First Citizens Bancshares, Inc. also has a line of credit with First Tennessee Bank National Association in the amount of $13 million, secured by common stock of First Citizens National Bank with a book value totaling 143% of the total outstanding advances on the line.  The note was originally executed in 2002 with a two-year maturity with the purpose for use in various financial strategies including the acquisition of Munford Union Bank.  Interest on the outstanding balance is payable on a quarterly basis, calculated at 100 basis points below the base rate of First Tennessee Bank.  Since its original maturity in 2004, the line has been renewed annually for a one-year term.  At December 31, 2007, the outstanding balance on this line is $755,000.  This line was reduced by $828,000 during 2007.

First Citizens Bancshares, Inc. will be dependent on the profitability of its subsidiaries and their ability to pay dividends in order to service its long-term debt.

The Bank has secured advances from the FHLB in the amounts of $52,099,000 at December 31, 2007 and $47,644,000 at December 31, 2006, which are considered long-term in nature. These advances bear interest at rates which vary from 3.99% to 6.55%.  Most of the FHLB borrowings have quarterly call features and maturities range from 2008 to 2011.  If an advance is called, the Company has the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  Obligations are secured by the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of approximately $27 million as of December 31, 2007.

Annual average volume, rates and maturities of long-term debt for the years 2007 and 2006 are as follows:

	Average	Average	Average
2007	Volume	Interest Rate	Maturity
	(in Thousands)
First Citizens Bancshares, Inc.	$11,560	7.58%	25 years
First Citizens National Bank	48,763	5.58%	3 years

2006
First Citizens Bancshares, Inc.	$12,576	5.91%	19 years
First Citizens National Bank	65,102	5.32%	5 years

Maturities of principal on the above referenced long-term debt for the following five years are as shown:

Year Ending December 31,
2008	$1,366
2009	2,556
2010	33,020
2011	9,919
2012	316
Thereafter	15,988
$63,165

NOTE 14 - INCOME TAXES

Provision for income taxes is comprised of the following:

	2007	2006	2005
Income tax expense (benefit):
Current	$2,336	$2,970	$3,442
Deferred	669	(120)	(355)
State income tax benefit of operating loss carryforwards	(514)	(406)	(257)
Change in valuation allowance	514	406	257
	$3,005	$2,850	$3,087

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2007	2006	2005
Tax expenses at statutory rate	$4,136	$4,082	$3,996
Increase (decrease) resulting from:
state income taxes, net federal income tax benefit
and change in valuation allowance	-	-	-
Tax exempt interest income	(728)	(685)	(607)
Earnings on bank owned life insurance	(236)	(232)	(276)
ESOP dividend	(157)	(286)	(270)
Other items	(10)	(29)	244
	$3,005	$2,850	$3,087

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

Deferred Taxes
	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,423	$2,168
Net unrealized loss on available-for-sale
securities	-	-
Net unrealized loss on cash flow hedge	61	39
Deferred loan fees	135	119
State income tax benefit for net operating loss carryforwards	1,176	662
Other	98	73
Total deferred tax assets	3,893	3,061

Deferred tax liabilities:
Depreciation	(1,781)	(1,097)
FHLB stock dividends	(773)	(773)
Net unrealized gain on available-for-sale
securities	(649)	(106)
Prepaid expenses	(115)	(100)
Other	(288)	-
Total deferred tax liabilities	(3,606)	(2,076)

Valuation allowance for state income tax benefit	(1,176)	(662)

Net deferred tax assets (liabilities)	$(889)	$323

At year-end 2007, the Company has a net operating loss carryforward for state tax purposes of approximately $3.8 million expiring in 2020, $6.2 million expiring in 2021 and estimated $7.9 million expiring in 2022. The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN48) effective January 1, 2007.  FIN 48 provides guidance for how an entity should recognize, measure, present and disclose uncertain tax positions that it has taken or expects to take on a tax return. As of January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits.  Our policy is to recognize penalties and interest on unrecognized tax benefits in "Provision for Income Tax Expense" in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the year ended December 31, 2007. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2007, 2006, 2005, and 2004.

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

As of December 31, 2007, the most recent notification from the Bank's primary regulatory authorities categorized the Bank and Bancshares as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the institution's category.

			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
December 31, 2007:
Total Capital to Risk
Weighted Assets:
First Citizens Bancshares	$78,526	12.5%	$50,418	8.0%	N/A	N/A
First Citizens National Bank	78,839	12.5%	50,457	8.0%	$ 63,071	10.0%

Tier I Capital to Risk
Weighted Assets:
First Citizens Bancshares	72,198	11.5%	25,200	4.0%	N/A	N/A
First Citizens National Bank	72,511	11.5%	25,221	4.0%	37,832	6.0%

Tier I Capital to
Average Assets:
First Citizens Bancshares	72,198	8.5%	33,936	4.0%	N/A	N/A
First Citizens National Bank	72,511	8.5%	34,083	4.0%	42,603	5.0%

December 31, 2006:
Total Capital to Risk
Weighted Assets:
First Citizens Bancshares	$73,629	12.5%	$47,160	8.0%	N/A	N/A
First Citizens National Bank	74,807	12.7%	47,123	8.0%	$ 58,903	10.0%

Tier I Capital to Risk
Weighted Assets:
First Citizens Bancshares	67,418	11.4%	23,573	4.0%	N/A	N/A
First Citizens National Bank	68,596	11.6%	23,654	4.0%	35,481	6.0%

Tier I Capital to
Average Assets:
First Citizens Bancshares	67,418	8.2%	32,807	4.0%	N/A	N/A
First Citizens National Bank	68,596	8.4%	32,665	4.0%	40,831	5.0%

NOTE 16 -CAPITAL

The Company is subject to capital adequacy requirements imposed by the Federal Reserve Bank.  In addition, the Bank is restricted by the Office of the Comptroller of the Currency from paying dividends in any years that exceeded the net earnings of the current year plus retained profits of the preceding two years.  As of December 31, 2007, approximately $12.0 million of retained earnings were available for future dividends from the Bank to the Company.

Accumulated Other Comprehensive Income, a component of capital, consists of unrealized gains (losses) on available-for-sale securities, net of tax and unrealized gain (loss) on cash flow hedge, net of tax.  Accumulated Other Comprehensive Income as of December 31, 2007 and 2006 is as follows:

	2007	2006
Unrealized Gain (Loss) on Cash Flow Hedge, net of tax	$(99)	$(62)
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax	1,043	170
Accumulated Other Comprehensive Income	$944	$108

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

Activity in loans to executive officers, directors and their affiliates is as follows for the three years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Balance at Beginning of Period	$13,450	$14,396	$14,682
New Loans	5,887	6,231	11,209
Repayments	(2,090)	(7,177)	(11,495)
Balance at End of Period	$17,247	$13,450	$14,396

There were no charged-off, restructured or non-current loans to related parties for any of the periods presented.  Loans to related parties are made on substantially the same terms as third party transactions.

Indebtedness shown represents amounts owed by directors and executive officers of the Company and the Bank and by entities in which such persons are general partners or have at least 10% or greater interest and trust and estates in which they have a substantial beneficial interest.  All loans have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and do not involve other than normal risks of collectibility.

The Bank routinely enters into deposit relationships with its directors, officers, and employees in the normal course of business.  These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.  Balances of executive officers and directors on deposit as of December 31, 2007 and 2006 were $11.5 million and $13.1 million, respectively.

The Bank has invested in the construction of three new branches and the operations center over the past three years.  Contracts for construction of branch facilities, operations center and leasehold improvements for the two new loan production offices were awarded on a competitive bid basis to a related party.  Contract payments totaling approximately $117,000, $1.1 million, and $3.2 million were paid to the related party in years ended December 31, 2007, 2006 and 2005, respectively.

In July 2005, the main office of the brokerage subsidiary was moved from the Banking Annex to a leased facility in Dyersburg.  The new facility is leased from a related party.  In 2005, the brokerage subsidiary invested approximately $100,000 in leasehold improvements to this facility and paid approximately $11,000 in lease payments during 2005 and $22,200 in 2006.  The lease is set up for a five-year term with monthly payments of $1,850.  The lease includes an option of an additional five-year term at the original monthly payment of $1,850 and then another five-year option at a monthly rate of $2,460.  Future minimum lease payments for this related party lease are $22,200 per year for each of the next five years.

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk, not recognized in the statement of financial position.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, and collateral required, if deemed necessary by the Bank upon extension of credit, and is based on management's credit evaluation of the counter party. At December 31, 2007 and 2006, the Bank had outstanding loan commitments of $122,574,000 and $107,212,000, respectively.  As of year-end 2007, variable rate commitments were $90,326,000 and fixed rate commitments were $32,248,000.  As of year-end 2006, variable rate commitments were $84,672,000 and fixed rate commitments were $22,540,000.  Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when deemed necessary. At December 31, 2007 and 2006, outstanding standby letters of credit totaled $5,925,000 and $4,184,000, respectively.

In the normal course of business, the Bank extends loans, which are subsequently sold to other lenders, including agencies of the U. S. government.  Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan.  At December 31, 2007 and 2006, however, the Bank had no loans sold with recourse.

NOTE 19 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Bank grants agribusiness, commercial, residential, and personal loans to customers throughout a wide area of the mid-southern United States.  A large majority of the Bank's loans, however, are concentrated in the immediate vicinity of the Bank or West Tennessee.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent upon the agribusiness and industrial economic sectors of that geographic area.

NOTE 20 - DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following assumptions were made and methods applied to estimate the fair value of each class of financial instruments reflected on the balance sheets of the Company:

CASH AND CASH EQUIVALENTS

For instruments, which qualify as cash equivalents, as described in Note 1 of Notes to Consolidated Financial Statements, the carrying amount is assumed to be fair value.

INVESTMENT SECURITIES

Fair value for investment securities is based on quoted market price, if available.  If quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying values of Federal Reserve Bank and FHLB stock approximate fair value based on the redemption provisions of each bank.

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

		2007			2006
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
			(In Thousands)
Financial Assets

Cash and Cash Equivalents	$25,242		$25,242	$32,545		$32,545
Investment Securities	190,407		190,408	177,376		177,377
Loans	584,639			548,834
Less: Allowance for Loan Losses	(6,328)			(6,211)
Loans, Net of Allowance	578,311		582,430	542,623		534,758
Loans Held for Sale	2,187		2,187	3,449		3,449
Accrued Interest Receivable	6,564		6,564	6,760		6,760
Federal Reserve Bank and Federal
Home Loan Bank Stock	5,505		5,505	5,505		5,505
Other Assets	69,442		69,442	63,162		63,162

Financial Liabilities

Deposits	$690,595		$691,677	$666,063		$665,764
Short-term Borrowings	43,743		43,658	32,981		33,541
Long-term Debt	63,165		71,717	59,538		66,928
Other Liabilities	3,622		3,622	3,340		3,340

Unrecognized Financial Instruments

Commitments to Extend Credit	$122,574		$122,574	$107,212		$107,212
Standby Letters of Credit	5,925		5,925	4,184		4,184

NOTE 21 - EMPLOYEE STOCK OWNERSHIP AND 401(K) PLANS

The Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan and the First Citizens National Bank 401(k) Plan as employee benefits. The 401(k) plan was adopted October 1, 2000.  The plans provide for a contribution annually not to exceed 25 percent of the total compensation of all participants and affords eligibility for participation to all full-time employees who have completed at least one year of service and are age 21 or older.

The Company contributes annually amounts equal to three percent (3%) of total eligible compensation to the 401(k) plan and seven percent (7%) of total eligible compensation to the employee stock ownership plan (ESOP). Total eligible compensation for both plans consists of total compensation subject to income tax.  Total eligible compensation includes any salary deferrals made through the 401(k) Plan and Section 125 Cafeteria Plan and is subject to maximum limits set annually by the IRS.   Participants may also elect to defer up to 75% of his or her pay into the 401(k) Plan, subject to dollar limitations imposed by law.

Cash contributions to the 401(k) plan totaled approximately $346,000 in 2007, $341,000 in 2006, and $321,000 in 2005.  Cash contributions to the ESOP totaled approximately $851,000 in 2007, $780,000 in 2006, and $774,000 in 2005.  Cash contributions to the 401(k) and ESOP plan are reported in Salaries and Employee Benefits in Other Expenses on the Consolidated Statements of Income.

The ESOP is a non-leveraged plan and all shares owned by the ESOP were allocated to participants as of December 31, 2007 and 2006.  Cash dividends paid by the Company on common stock held by the ESOP are charged to retained earnings.  All shares owned by the ESOP are considered outstanding for earnings per share computations.  In the event a terminated or retired Plan participant desires to sell his or her shares of the Company's stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.  The ESOP owned 746,572 shares of common stock of the Company with an estimated fair value of $25.4 million as of December 31, 2007 and 730,405 shares of common stock of the Company with an estimated fair value of $24.8 million as of December 31, 2006.

NOTE 22 - CONDENSED FINANCIAL INFORMATION

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2007 and 2006
(In Thousands)

	2007	2006
ASSETS
Cash	$233	$132
Investment in Subsidiaries	85,964	81,296
Other Assets	0	49
TOTAL ASSETS	$86,197	$81,477

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long Term Debt	$11,065	$11,893
Accrued Expenses	101	86
TOTAL LIABILITIES	11,166	11,979

STOCKHOLDERS' EQUITY	75,031	69,498
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,197	$81,477

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Income Statements
Years ended December 31, 2007 and 2006
(In Thousands)

	2007	2006
	(In Thousands)
INCOME
Dividends from Bank Subsidiary	$6,023	$5,677
Other Income	31	102
TOTAL INCOME	6,054	5,779

EXPENSES
Interest Expense	876	969
Other Expenses	199	158
TOTAL EXPENSES	1,075	1,127

Income Before Income Taxes and Equity in Undistributed
Net Income of Bank Subsidiary	4,979	4,652
Income Tax Expense (Benefit)	(349)	(349)
	5,328	5,001
Equity in Undistributed Net Income of Bank Subsidiary	3,832	4,156
NET INCOME	$9,160	$9,157

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
Years ended December 31, 2007 and 2006
(In Thousands)

	2007	2006
Operating Activities
Net Income	$9,160	$9,157
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Undistributed Income of Subsidiary	(3,832)	(4,156)
(Increase) Decrease in Other Assets	49	225
Increase (Decrease) in Other Liabilities	15	46
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,392	$5,272

Investing Activities
Investment in Subsidiaries	0	100

Financing Activities
Payment of Dividends and Payments in Lieu of Fractional Shares	(4,207)	(4,216)
Long Term Borrowings Issued	5,155	0
Payment of Principal on Long Term Debt	(5,983)	(1,074)
Treasury Stock Transactions - Net	(256)	(97)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(5,291)	(5,387)

INCREASE (DECREASE) IN CASH	101	(15)

Cash at Beginning of Year	132	147

CASH AT END OF YEAR	$233	$132

NOTE 23 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	E.P.S.	E.P.S.
	Income	Income	Income	Basic	Diluted
2007
First Quarter	$13,159	$6,687	$2,021	$0.56	$0.56
Second Quarter	13,451	6,868	2,245	0.62	0.62
Third Quarter	13,880	6,913	2,504	0.69	0.69
Fourth Quarter	13,789	6,961	2,390	0.66	0.66

Total	$54,279	$27,429	$9,160	$2.53	$2.53

2006
First Quarter	$12,071	$6,604	$2,169	$0.60	$0.60
Second Quarter	12,722	6,852	2,245	0.62	0.62
Third Quarter	13,175	6,792	2,424	0.67	0.67
Fourth Quarter	12,959	6,537	2,319	0.63	0.63

Total	$50,927	$26,785	$9,157	$2.52	$2.52

NOTE 24-SUBSEQUENT EVENT

The Company adopted EITF 06-4 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle is $1.9 million to accrue the postretirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is estimated at $240,000 for the year ended December 31, 2008.

Imputed Income Tax Reimbursement Agreements for Chairman Katie S. Winchester, CEO & President Jeffrey D. Agee, Chief Operations Officer Judy Long, Director Barry Ladd, and Director Ralph Henson became effective January 1, 2008 and were entered into in order to keep the participants at the same after-tax benefit under the Amended and Restated Split Dollar Agreements.  These Imputed Income Tax Reimbursement Agreements provide for annual cash payments to the participants until death beginning in March 2009 for the 2008 tax year in amounts equal to the a portion of the amount of the federal and state income taxes attributable to the income imputed to the participant on the benefit under the Amended and Restated Split Dollar Agreement.  The accrual for these agreements was recorded January 1, 2008 against earnings in the amount of $230,000, net of tax.  Total expense for the year ended December 31, 2008 is projected to be $245,000.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company, under supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) under the Securities Exchange Act.  As of the end of the period covered by this Annual Report, disclosure controls and procedures are considered to be effective.  There have been no changes in internal control during the quarter ending December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

See Item 8 for Management's Annual Report on Internal Control over Financial Reporting and the related Independent Auditor's attestation opinion.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in Bancshares' 2008 Proxy Statement regarding directors, officers and audit committee expert is incorporated herein by reference in response to this Item.

A description of The Code of Ethics (Conduct) for Bancshares included in the 2008 Proxy Statement is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the principal executive officers of Bancshares and its subsidiary, as of December 31, 2007:

Name	Age	Position and Office
Jeffrey D. Agee	47

Appointed CEO of Bancshares and First Citizens National Bank in April 2007.  Appointed President of Bancshares and First Citizens National Bank in April 2006.  Mr. Agee is a Certified Public Accountant and served as Executive Vice President from August 1999 to April 2006 and Chief Financial Officer of First Citizens from August 1999 to June 2004.  Employed by First Citizens since 1982.  Appointed to the Board in July 2005.

Sherrell Armstrong	45

Appointed Executive Vice President and Chief Credit Officer of First Citizens National Bank January 1, 2007. Mr. Armstrong served as Executive Vice President and Loan Administrator (2003-2007). He also previously served as Senior Vice President (2002-2003) as well as a Vice President and Commercial Lender (1997-2002). Employed by First Citizens since June 1997.

Laura Beth Butler	32

Appointed Senior Vice President and Chief Financial Officer of First Citizens National Bank and Bancshares June 2004.  Ms. Butler is a Certified Public Accountant and served as Senior Audit Manager of the Banking practice of a local accounting firm from 2000 to 2004.

Christian Heckler	40	April 2006 appointed Regional President of the Southwest Region for First Citizens National Bank. Previously served as Community Bank President and Commercial Lender. Appointed to the Board June 2006.

Judy Long	53

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

Katie S. Winchester	67

Chairman of the Board of Bancshares and First Citizens National Bank since April 2005.  Vice Chairman of Board from 2000 to 2005.  Employed by First Citizens in 1961.  Served as Executive Vice President and Secretary of Board from 1986 to 1992.  She served as CEO of Bancshares and Bank from 1996 to 2007 and served as President from 1992 to 2006.  Ms. Winchester was elected to the Bank and Bancshares Boards in 1990.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is set forth in the 2008 Proxy Statement, and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Bancshares' common stock by certain beneficial owners and by management is set forth in Bancshares' 2008 Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2008, in the sections entitled Voting Securities and Election of Directors and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers, Directors and principal shareholders of Bancshares (and their associates) have deposit accounts and other transactions with First Citizens National Bank. These relationships are covered in detail under the section titled "Certain Relationships and Related Transactions" of the 2008 Proxy Statement under and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is set forth in the 2008 Proxy Statement, and is incorporated by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The following financial statements of First Citizens Bancshares, Inc., set forth in Item 8 above, are filed as a part of this Form 10-K.

  Reports of Independent Accountants
  Consolidated Balance Sheets as of December 31, 2007 & 2006
  Consolidated Statements of Income for the years ended December 31, 2007, 2006 & 2005
  Consolidated Statements of Changes in Shareholders' Equity and Other Comprehensive Income for the years ended December 31, 2007, 2006 & 2005
  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 & 2005
  Notes to Consolidated Financial Statements

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

31 (a)                     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31 (b)                     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32 (a)                     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32 (b)                     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

                                    Date: March 14, 2008                               /s/  JEFFREY D. AGEE
                                                                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                    Date: March 14, 2008                               /s/    LAURA BETH BUTLER
                                                                                                  SENIOR VICE PRESIDENT & PRINCIPAL
                                                                                                            FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

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