Form 10-Q
period 2008-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2008-05-08
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED MARCH 31, 2008

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

Of the registrant's only class of common stock (no par value) there were 3,624,806 shares outstanding as of March 31, 2008.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in Thousands)

	March 31, 2008	December 31, 2007
ASSETS

Cash and due from banks	$19,426	$23,740
Federal funds sold	2,537	1,502
Cash and cash equivalents	21,963	25,242
Investment securities:
Trading investments-stated at market	-	-
Held-to-Maturity, at amortized cost, fair
value of $291 at March 31, 2008
and $291 at December 31, 2007	290	290
Available-for-Sale, stated at market	195,356	190,117
Loans (excluding unearned income of $530 at March 31, 2008
and $506 at December 31, 2007)	599,090	584,639
Less: allowance for loan losses	6,342	6,328
Net loans	592,748	578,311
Loans held-for-sale	3,179	2,187
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,563	5,505
Premises and equipment	31,296	30,308
Accrued interest receivable	6,093	6,564
Goodwill	11,825	11,825
Other intangible assets	352	373
Other real estate	2,498	2,302
Bank owned life insurance policies	20,084	19,933
Other assets	3,471	3,199
TOTAL ASSETS	$894,718	$876,156

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$91,915	$97,090
Time	374,667	380,662
Savings	218,461	212,843
Total deposits	685,043	690,595
Securities sold under agreements to
repurchase	35,958	32,643
Federal funds purchased and other short
term borrowings	19,750	11,100
Long-term debt	69,820	63,165
Other liabilities	8,185	3,622
Total liabilities	818,756	801,125
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at March 31, 2008 and 3,717,593
issued and outstanding at December 31, 2007	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	56,646	57,485
Accumulated other comprehensive income	2,714	944
Total common stock and retained earnings	78,409	77,478
Less-92,787 treasury shares, at cost as of March 31, 2008
and 92,787 shares at Cost at December 31, 2007	2,447	2,447
Total shareholders' equity	75,962	75,031

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$894,718	$876,156

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended March 31,
	2008	2007

Interest income:
Interest and fees on loans	$10,952	$10,783
Interest on investment securities:
Taxable	1,728	1,577
Tax-Exempt	557	460
Dividends	88	97
Other interest income	59	233
Total interest income	13,384	13,150

Interest expense:
Interest expense on deposits	4,956	5,296
Other interest expense	1,336	1,176
Total interest expense	6,292	6,472

Net interest income	7,092	6,678

Provision for loan losses	367	166

Net interest income after provision	6,725	6,512

Other income
Mortgage banking income	311	282
Income from fiduciary activities	191	199
Service charges on deposit accounts	1,735	1,421
Brokerage fees	387	313
Gain (loss) on sale of securities	63	(60)
Earnings on bank owned life insurance	213	175
Other income	401	350
Total other income	3,301	2,680

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended March 31,
	2008	2007
Other expenses
Salaries and employee benefits	$4,582	$3,985
Net occupancy expense	440	420
Depreciation	445	526
Data processing expense	200	220
Legal and professional fees	60	60
Stationary and office supplies	58	74
Amortization of intangibles	21	21
Advertising and promotions	175	176
Other expenses	1,348	1,171
Total other expenses	7,329	6,653

Net income before income taxes	2,697	2,539

Income taxes	566	528

Net income	$2,131	$2,011

Earnings per share	$0.59	$0.55

Weighted average number
of shares outstanding	3,624,806	3,630,169

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
AS OF MARCH 31, 2008 AND 2007
(Stated in Thousands)

	Three Months ended
	March 31,
	2008	2007

Balance beginning of period	$75,031	$69,498
Net income	2,131	2,011
Other comprehensive income
Changes in available for sale investments	1,772	290
Changes in derivatives	(2)	-
Comprehensive income	3,901	2,301

Cash dividend declared	(1,051)	(1,054)
Common stock issued
Common stock repurchased, net	-	(132)
Cumulative effect for change in accounting	-	-
principle (adoption of EITF 06-04)	(1,919)	-
Balance end of period	$75,962	$70,613

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated In Thousands)

	Three Months Ended March 31,
	2008	2007

Net cash provided by operating activities	$7,004	$3,750

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	-
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	14,062	1,707
Proceeds of sales of available-for-sale securities	14,851	4,890
Purchase of available-for-sale securities	(35,133)	(7,188)
Increase in loans-net	(14,647)	(1,207)
Purchases of premises and equipment	(1,433)	(480)
Net cash (used) by investing activities	(22,300)	(2,278)

Financing activities:
Net increase (decrease) in demand and savings
Accounts	443	11,316
Increase (decrease) in time deposits	(5,995)	2,768
Increase (decrease) in long-term debt	6,655	(339)
Treasury stock purchases, net	-	(133)
Proceeds from sale of common stock	-	-
Cash dividends paid	(1,051)	(1,054)
Net increase (decrease) in short-term borrowings	11,965	3,359
Net cash provided by financing activities	12,017	15,917

Increase (decrease) in cash and cash equivalents	(3,279)	17,389

Cash and cash equivalents at beginning of period	25,242	32,545

Cash and cash equivalents at end of period	$21,963	$49,934

Supplemental cash flow disclosures:
Interest payments, net	$5,986	$5,858
Income taxes paid, net	$-	$-

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
(Stated in Thousands, except per share data)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2008, the consolidated statements of income for the three month periods ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2007.

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.  Certain prior year balances have been reclassified to conform with current year presentation.  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and its subsidiary, First Citizens National Bank.  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in Other Assets and the proportionate share of income (loss) is included in other non-interest income.  First Citizens National Bank also has two wholly owned subsidiaries, First Citizens Financial Plus and First Citizens Investments, Inc., which are consolidated into its financial statements.

First Citizens National Bank has a 50% ownership in two insurance subsidiaries both of which are accounted for using the equity method.  One is White and Associates/First Citizens Insurance, LLC, which is a general insurance agency offering a full line of insurance products.  The other is First Citizens/White and Associates Insurance Company whose principal activity is credit insurance.  The investment in these subsidiaries is included in Other Assets on the Balance Sheets presented in this report and earnings from these subsidiaries are recorded in Other Income on the Income Statements presented in this report.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Approximate investment in impaired loans as of current quarter end is as follows:

Balance
Impaired loans with specific reserve allocations	$ 10,155
Impaired loans without specific reserve allocations	125
$ 10,280
=======
Specific reserve for impaired loan losses	$ 1,423

Interest income recognized on impaired loans on an accrual basis is approximately $150,000 for first quarter 2008 compared to approximately $30,000 for first quarter 2007.  Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased.  The value of the derivative has fluctuated, as have rates over the last three years, but remains in a negative position as of current quarter end.  Value of the derivative was flat during the quarter ended March 31, 2008.  Accumulated other comprehensive income reflects a negative value of $164,000, gross and $101,000, net of tax.  See Note 10 regarding determination of fair value of the derivative.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are accounted for in accordance with SFAS 142.  Thus, goodwill is not amortized and is tested for impairment annually.  No impairment has been recognized since SFAS 142 was adopted in 2002.

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  SFAS 142 adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests are performed annually during first quarter and have resulted in an impairment of zero since adoption of FAS 142 in 2002. Total goodwill as of the reportable date is $11.8 million or 1.32% of total assets or 15.57% of total capital.

Amortization expense of the other identifiable intangibles for the quarter was $21,000 for 2008 and $21,000 for 2007.

NOTE 7 - LONG TERM OBLIGATIONS

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

First Citizens Bancshares, Inc. is dependent on the profitability of the Bank and its subsidiaries and their ability to pay dividends in order to service its long-term debt.

The Bank has long-term advances from the FHLB in the amounts of $59 million as of March 31, 2008 and $52 million as of December 31, 2007.  These advances bear interest at rates which vary from 3.99% to 6.55%.  Most of the FHLB borrowings have quarterly call features and maturities range from 2008 to 2011.  If a convertible advance is called, the Company has the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  If a putable advance is called, the Company is required to re-pay the obligation.  FHLB advances are secured by the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of approximately $21 million as of March 31, 2008.

NOTE 8 - REVOLVING LINE OF CREDIT

In 2002, First Citizens Bancshares obtained a two-year line of credit with First Tennessee Bank in the amount of $13 million.  Since its original maturity in 2004, the line has been renewed annually.  As of the reportable date, the drawn amount was $551,000.  Interest on the outstanding balance is payable quarterly and is based on 100 basis points below the base prime rate of First Tennessee Bank.

NOTE 9 - ADOPTION OF EITF 06-04 ACCOUNTING FOR ENDORSEMENT SPLIT DOLLAR LIFE INSURANCE PLANS WITH POSTRETIREMENT BENEFITS

The Company adopted EITF 06-4 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle is $1.9 million to accrue the postretirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is estimated at $240,000 for the year ended December 31, 2008.  Expense related to these plans for first quarter 2008 is $66,000 and is included in the Salaries and Benefits Expense on the Consolidated Statement of Income.

NOTE 10 - FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, "Fair Value Measurements" effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.   This standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a hierarchy that prioritizes the information used to develop those assumptions.  The hierarchy is as follows:

Level 1 Inputs:    Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 Inputs:    Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Such inputs may include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted market prices that are observable for the assets and liabilities such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 Inputs:    Unobservable inputs for determining fair values of assets and liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets and liabilities.

Available-for-sale securities and the cash flow hedge are the only balance sheet components that are reported at fair value.  Both the available-for-sale securities portfolio and the cash flow hedge are valued using Level 2 inputs.  The Company obtains these fair value measurements from a third party vendor.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors.  The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets:
Securities available-for-sale	$-	$195,356	$-	$195,356
Financial liabilities:
Cash Flow Hedge	$-	$164		$164

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a material impact on the financial statements of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

The Company, headquartered in Dyersburg, Tennessee, is the financial holding company for First Citizens National Bank ("Bank"), and First Citizens (TN) Statutory Trusts III and IV.  First Citizens (TN) Statutory Trusts III and IV relate to the Company's trust preferred debt and are not consolidated.  Therefore, the trusts are accounted for under the equity method in accordance with generally accepted accounting principles.  First Citizens National Bank is a diversified financial service institution, which provides banking and other financial services to its customers. The bank operates two wholly owned subsidiaries: First Citizens Financial Plus, Inc. and First Citizens Investments, Inc.  First Citizens Investments, Inc. has a wholly owned subsidiary, First Citizens Holdings, Inc.  First Citizens Properties, Inc., is a 98% owned subsidiary of First Citizens Holdings, Inc.  The bank also owns 50% of White and Associates/First Citizens Insurance, LLC which provides various insurance products to its customers and 50% of First Citizens/White and Associates Insurance Company, Inc., which is a provider of credit insurance.  Both insurance subsidiaries are unconsolidated and accounted for under the equity method.  Activities of the Bank's subsidiaries consist of: brokerage, investments, insurance related products, credit insurance and real estate participation interests.

EXPANSION

In first quarter 2007, expansion efforts resulted in the opening of two loan production offices.  One loan production office was opened in Jackson, Tennessee and the other in Franklin, Tennessee.  A building and lot at 1304 Murfreesboro Road in Franklin, Williamson County, Tennessee was purchased in 2007.  The building is currently being renovated and is expected to open as a full service branch in third quarter 2008.  A lot located on Christmasville Cove in Jackson was purchased in 2007 and will be used to construct a full service branch location in two to five years.  In February 2008, a lot located on Union University Drive in Jackson, Tennessee was purchased.  Construction of a full service branch at this location is expected to begin late 2008 or early 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the balance sheet at fair value.  Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counter parties.  Third party vendors are used to obtain fair value of available-for-sale securities and the cash flow hedge.  See also Note 10.

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

RESULTS OF OPERATIONS

Despite challenges from external factors such as economic conditions, steep interest rate cuts by the Federal Open Market Committee (FOMC) and competition, First Citizens continues to deliver strong and stable financial performance in first quarter 2008.  As balance sheet growth outpaced earnings growth, decreases are noted in ratios of net income to average assets and average equity as noted in the table below.

AS OF MARCH 31,
	2008	2007	2006	2005	2004
Percentage of Net Income to:
Average Total Assets	0.97%	0.98%	1.06%	1.08%	1.09%
Average Shareholders'
Equity	11.65%	11.73%	13.55%	13.43%	13.51%
Percentage of Dividends
Declared Per Common
Share to Net Income	49.32%	52.41%	48.59%	49.12%	52.00%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	9.07%	9.09%	8.63%	8.86%	8.03%

*Represents primary capital including the allowance for loan losses.

Earnings per share increased $0.04 or 6.88% when comparing the first quarters of 2008 and 2007.  The increase in earnings per share is a result of increases in both net interest income and non-interest income when comparing first quarter 2008 to first quarter 2007.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased $414,000 or 6.2%, when comparing first quarter of 2008 to first quarter 2007.  The net yield on average earning assets for the first quarters of 2008 and 2007 decreased, from 7.22% to 7.01%.  Net interest margin for first quarter 2008 was 3.79%, which reflects an increase of 6 basis points above first quarter 2007 and is flat compared to 3.78% for the year ended December 31, 2007.  First quarter 2008 net interest margin held steady despite decreases in federal funds rates of 175 basis points in the first three months of 2008.  First Citizens has maintained stable net interest margins in the range of 3.55% to 3.85% over the past four years as federal funds rates fluctuated between 1.00% and 5.25%.

Per the most recent Uniform Bank Performance Report (UBPR), net interest income as a percent of average total assets was below peer at 3.45% compared to peer at 3.77% for the year ended December 31, 2007.  Review of individual components of net interest income reveal that the Bank's investment portfolio has higher yields than peer and their cost of deposits are less than peer while peer banks have higher loan yields and lower costs on other borrowed money.  Yield on total loans was 7.87% compared to peer at 7.93% at year-end 2007.  Investment yields are above peer at 5.18% compared to peer at 5.06%.  Cost of interest-bearing deposits was 3.29% compared to peer at 3.76% and cost of other borrowed money was 5.60% compared to peer of 4.86%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.

Average earning assets to total average assets is 91% compared to peer of 94% as of December 31, 2007.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total approximately $51 million or 5.7% of total assets as of March 31, 2008.  The statement of cash flows reflects fixed assets purchases of $1.4 million during first quarter 2008.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $213,000 for first quarter 2008.

Provision for loan losses for first quarter 2008 increased $201,000 compared to first quarter 2007.  First quarter 2008 had net charge-offs of $353,000 compared to net recoveries of $41,000 in first quarter 2007.  Reserve for losses on loans as a percent of total loans was 1.06% as of March 2008 and 1.17% at March 2007.  The reserve as a percent of total loans was 1.07% at year-end 2007.  See also Loan section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.53% compared to peer of 0.82% as of year-end 2007.  Non-interest income increased 23% when comparing first quarters 2008 and 2007.  In first quarter of 2008, fee income (non-interest income) contributed 19.8% to total revenue compared to 16.9% for the same period last year.

Non-interest income reflects increases in each major category of non-interest income except for trust fees, which decreased $8,000, compared to first quarter 2007.  The largest contributors to the increase in non-interest income consist of service charges on deposits which increased $314,000, brokerage fees which increased $74,000 and gain on sale of securities of $63,000 in first quarter 2008 compared to a loss on sale of securities of $60,000 in first quarter 2007.

The increase in other non-interest income is due to an increase of $63,000 in income from White & Associates/First Citizens Insurance LLC in first quarter 2008 compared to first quarter 2007.  Income from the insurance subsidiary totaled $201,000, $138,000, and $207,000 in first quarters 2008, 2007, and 2006, respectively.  The following table compares non-interest income for first quarter of 2008, 2007 and 2006:

	QUARTER ENDING MARCH 31,
		% of		% of
	2008	Change	2007	Change	2006
Mortgage banking income	$311	10.28%	$282	3.30%	$273
Income from Fiduciary Activities	191	-4.02%	199	7.57%	185
Service Charges on Deposit Accounts	1,735	22.10%	1,421	1.50%	1,400
Brokerage Fees	387	23.64%	313	-24.21%	413
Earnings on bank owned life insurance	213	21.71%	175	0.00%	175
Other income	464	60.00%	290	-31.76%	425
Total non-interest income	$3,301	23.17%	$2,680	-6.65%	$2,871

Non-interest expense represents operating expenses of First Citizens.  Non-interest expense for first quarter 2008 increased $676,000, or 10.16%, over first quarter of 2007.  Salary and benefits expense is the largest component of non-interest expense and increased approximately $597,000 or 15% over first quarter 2007.  Approximately $136,000 of the $597,000 is due to an increase in salaries primarily related to additional staff for Franklin and Jackson markets.  Average full-time equivalent employees are 271 for three months ended March 31, 2008 compared to 269 and 267 for three months ended March 31, 2007 and 2006, respectively.

Approximately $66,000 of the $597,000 in salaries and benefit expense is a result of expense recorded to accrue for postretirement death benefits for endorsement split dollar life insurance plans in accordance with EITF 06-04.  Approximately $353,000 of the $597,000 is due to recording accruals for imputed income tax reimbursement agreements, which became effective January 1, 2008.  Imputed Income Tax Reimbursement Agreements for Chairman Katie S. Winchester, CEO & President Jeffrey D. Agee, Chief Operations Officer Judy Long, Director Barry Ladd, and Director Ralph Henson were entered into in order to keep the participants at the same after-tax benefit under the Amended and Restated Split Dollar Agreements.  These Imputed Income Tax Reimbursement Agreements provide for annual cash payments to the participants until death beginning in March 2009 for the 2008 tax year in amounts equal to the a portion of the amount of the federal and state income taxes attributable to the income imputed to the participant on the benefit under the Amended and Restated Split Dollar Agreement.  The accrual for these agreements was recorded January 1, 2008 against earnings in the amount of $230,000, net of tax.  Total expense, net of tax, for the year ended December 31, 2008 is projected to be $245,000.

Depreciation expense in first quarter 2008 decreased $80,000 or 15% compared to first quarter 2008.  The decrease is due to certain shorter-lived assets consisting primarily of computer hardware and software being fully depreciated as of the end of 2007 but have not yet been replaced in 2008.  Depreciation expense is expected to increase in subsequent quarters as these computers are replaced and/or software is upgraded.  Also, depreciation will increase in subsequent quarters when fixed assets for the full service branch in Franklin, Tennessee are placed into service later this year.

Other non-interest expense increase of 15% in first quarter 2008 over first quarter 2007 is a result of expenses related to increased income from service charges on deposits and expenses related to other real estate.  The $314,000 of increased service charges on deposits is partially offset by increased expense of $78,000.  Other real estate expense for first quarter 2008 was $136,000 compared to $19,000 in first quarter 2007.  See Other Real Estate section below for additional information.

The efficiency ratio as of March 31, 2008, 2007 and 2006 was 68.50%, 69.19%, and 65.53%, respectively.  Impaired Goodwill expense is $0 for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $175,000 or 2.39% of other non-interest expense in first quarter 2008 compared to $176 thousand or 2.65% of total non-interest expense in 2007.  All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for first quarter of 2008, 2007 and 2006:

	QUARTER ENDING MARCH 31,
		% of		% of
	2008	Change	2007	Change	2006
Salaries and Employee benefits	$4,582	14.98%	$3,985	0.61%	$3,961
Net Occupancy Expense	440	4.76%	420	-5.62%	445
Depreciation	445	-15.40%	526	9.13%	482
Data Processing Expense	200	-9.09%	220	20.22%	183
Legal and Professional Fees	60	0.00%	60	122.22%	27
Stationary and Office Supplies	58	-21.62%	74	21.31%	61
Amortization of Intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	175	-0.57%	176	9.32%	161
Other Expenses	1,348	15.12%	1,171	3.08%	1,136
Total Non-Interest Expense	$7,329	10.16%	$6,653	2.72%	$6,477

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING MARCH 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$585,576	$10,952	7.48%	$545,171	$10,783	7.91%	$544,902	$9,914	7.28%
Investment Securities:
Taxable	137,517	1,816	5.28%	134,546	1,674	4.98%	128,906	1,306	4.05%
Tax Exempt (4)	52,380	844	6.45%	44,243	697	6.30%	41,503	653	6.29%
Interest Earning
Deposits	848	13	6.13%	759	9	4.74%	726	7	3.86%
Federal Funds Sold	3,385	46	5.44%	17,235	224	5.20%	32,165	311	3.87%
Total Interest Earning
Assets	779,706	13,671	7.01%	741,954	13,387	7.22%	748,202	12,191	6.52%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$17,676			$16,368			$15,670
Bank Premises
and Equipment	30,972			28,267			28,361

Other Assets	51,663			48,228			40,599

Total Assets	$880,017			$834,817			$832,832

	QUARTER ENDING MARCH 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$590,483	$4,956	3.36%	$574,362	$5,296	3.69%	$564,796	$4,125	2.92%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	119,798	1,336	4.46%	93,405	1,176	5.04%	113,645	1,342	4.72%
Total Interest
Bearing Liabilities	710,281	6,292	3.54%	667,767	6,472	3.88%	678,441	5,467	3.22%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	89,500			93,273			85,642
Other liabilities	6,684			4,242			3,833

Total liabilities	806,465			765,282			767,916

SHAREHOLDERS' EQUITY	73,552			69,535			64,916

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$880,017			$834,817			$832,832

NET INTEREST
INCOME		$7,379			$6,915			$6,724

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

CHANGES IN FINANCIAL CONDITION

Loans grew by $14.4 million or approximately 2.5% (annualized 10%) during first quarter 2008 primarily from our loan production offices in Jackson and Franklin, Tennessee.  Loan growth rates were approximately 6.5% and 1% for the years ended December 31, 2007 and 2006, respectively.  First Citizens continues its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Total deposits decreased by $5 million or 0.8% (annualized 3.2%) during first quarter 2008.  Demand deposits decreased approximately $5 million and time deposits decreased approximately $6 million.  Savings deposits increased $5.6 million.  Seasonality of municipal deposits contributed to the overall increase of approximately $5 million in savings deposits.  Average interest-bearing deposits in first quarter 2008 compared to the period in 2007 reflect an increase of approximately $16 million or 2.7%.   Cost of interest bearing deposits decreased 33 basis points from first quarter 2007 to first quarter 2008.  While the cost of deposits has decreased, competitive factors and liquidity pressures in the industry have kept the cost of deposits from declining significantly compared to the steep rate cuts by the FOMC.

The growth in assets and slight decrease in deposits has resulted in an increase in other borrowings.  Securities sold under agreements to repurchase have increased $3.3 million or 10% since year-end 2007.  Overnight federal funds purchased have increased $8.6 million or 77% from year-end 2007 to first quarter 2008.  Long-term debt has increased $6.7 million or 11% in first quarter 2008 as a result of two new FHLB advances totaling $7 million offset by debt reductions totaling $300,000 on amortizing FHLB advances and Bancshares' line of credit with First Tennessee Bank.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Peer data per the December 31, 2007 Uniform Bank Performance Report indicates that yields on investments exceed peer at 5.18% compared to 5.06% peer.  Quarterly average rates for taxable securities for the current quarter end increased 30 basis points while tax exempt securities increased 32 basis points compared to prior year's first quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of total portfolio.  Bancshares' goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of approximately $135 million as of the current reportable period.

The book value of listed investment securities as of dates indicated are summarized as follows:

	AS OF MARCH 31,
	2008	2007	2006	2005	2004
U. S. Treasury & Government
Agencies	$137,241	$129,290	$117,202	$95,449	$111,510
State & Political Subdivisions	53,806	43,773	41,581	40,949	36,098
All Others	4,599	12,377	13,505	13,333	7,988
Totals	$195,646	$185,440	$172,288	$149,731	$155,596

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of March 31, 2008 are as follows:

	Held-to Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Treasury Securities	$	$	$-	$-
U. S. Government Agency &
Corporate Obligations			134,743	137,242

Securities Issued by States &
Political Subdivision in the
U. S.:
Taxable Securities
Tax-Exempt Securities	290	291	51,421	53,515
U. S. Securities:
Debt Securities			4,904	4,548
Equity Securities			10	51
Foreign Securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$290	$291	$191,078	$195,356

Accumulated other comprehensive income reflects $2.8 million unrealized gain on securities, net of tax.  During first quarter 2008, gross unrealized gain (loss) on securities increased approximately $1.8 million from year end 2007 primarily due to decreases in yields in the bond market in the current interest rate environment.  Market value of the investment portfolio is heavily influenced by 2-year and 10-year Treasury benchmark rates due to the volumes of U. S. Government Treasury and Agency securities (including mortgage-related investments) that comprise the portfolio.  The 10-year Treasury rate decreased from 4.1% as of December 2007 to 3.45% in March 2008.  However, 2-year Treasury rates were approximately 1.6% in March 2008 compared to 3.1% at year-end 2007.  Thus, the decrease in treasury yields as of current quarter end increased the net unrealized gains in the available-for-sale portfolio as the average yield on the portfolio is higher than the current treasury rates.  Fluctuations in market value of the portfolio is due entirely to the current interest rate environment and does not appear to relate to quality of issuers or issuers' ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

LOANS

One of Bancshares' primary objectives is to seek quality-lending opportunities within its West and Middle Tennessee markets. Overall, loans increased approximately $14 million from December 31, 2007 to March 31, 2008 and increased $49 million from March 31, 2007 to March 31, 2008.  Real estate loans have increased $38 million from March 2007 to March 2008.  Loans to finance agricultural production and other loans to farmers have increased approximately $10 million when comparing March 2007 to March 2008.  Loan growth is primarily from growth in the more metropolitan markets including Shelby, Madison and Williamson Counties of Tennessee.  The following table sets forth total loans held for investment net of unearned income by category for the past five years:

	AS OF MARCH 31,
	2008	2007	2006	2005	2004
Real estate:
construction	$109,394	$90,893	$83,423	$104,460	$78,373
mortgage	358,969	339,754	347,345	318,173	311,309
Commercial, financial
and agricultural	85,635	75,650	79,156	62,754	73,118
Consumer installment	36,450	37,435	37,592	37,643	37,754
Other	8,642	6,555	6,546	4,297	3,432

Total loans	$599,090	$550,287	$554,062	$527,327	$503,986

The loan portfolio is heavily weighted in real estate loans, which account for approximately $468 million or 78 percent of total portfolio.  Commercial and residential construction loans comprise $109 million of the $468 million in real estate loans.  Although the portfolio is heavily weighted in real estate, the Bank does not invest in sub-prime or non-traditional mortgages.  The Bank monitors its concentrations in commercial real estate in accordance with regulatory guidelines.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at March 31, 2008 was $11.6 million.  First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise approximately $63 million of total loans as of March 31, 2008 and $54 million as of March 31, 2007.  Net charge-offs in this category were $23,000 for first quarter 2008.

NON-PERFORMING LOANS AND RESERVES FOR LOAN LOSSES

Overall economic factors for Tennessee have deteriorated in recent months as commercial and individual customers battle declining home values and increased food and energy prices.  While conditions have deteriorated, the impact in our markets is less severe than at the national level.  First Citizens remains steadfast in its commitment to asset quality and credit risk management especially in the current environment.  The unemployment rate for Tennessee of 5.6% as of March 2008 compared to 4.7% as of March 2007.

Non-performing loans at quarter end were 0.35% of total loans.  Non-performing loans and other real estate have trended upward over the last twelve months.  Although trends have been negative, such trends have been minor compared to peer comparisons.  Per the most recent UBPR, the ratio of non-current loans to gross loans (as of December 31, 2007) was 0.32% compared to peer at 1.03%.  Non-performing loans remain in the range of less than 1% of total loans maintained the last five years and are expected to continue at a very manageable level.  The following table sets forth the balance of non-performing loans as of March 31, for the years indicated:

	AS OF MARCH 31,
	2008	2007	2006	2005	2004
Non-performing loans:

Non-accrual	$998	$385	$1,386	$1,310	$1,015
90 days past due
accruing interest	1,087	703	2,213	907	238

Total	$2,085	$1,088	$3,599	$2,217	$1,253

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.06% for the current quarter and 1.08% at year-end 2007.  A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($453,000) (2) recovery of loans previously charged off $100,000 and (3) additions to reserve $366,000.  The provision for loan losses increased $200,000 when compared to the same time period in 2007.

OTHER REAL ESTATE

The book value of other real estate ("ORE") owned was $2.3 million as of March 31, 2008 and $2.3 million at December 31, 2007.  Management continues efforts to liquidate ORE.

In December 2006, the Bank foreclosed on one residential property in Shelby County valued at approximately $1.5 million.  Other real estate expense of $136,000 in first quarter 2008 consisted primarily of cost for modifications and additional construction for this property.  The marketability of the property has improved significantly as a result of such expenses.

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

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares' primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 84% of the funding as of the current quarter end and 87% for the same period last year.  The Company has $23 million in deposit funds from the State of Tennessee. First Citizens National Bank has approximately $27 million of brokered certificate of deposits comprising 3.95% of total deposits.

The bank's current liquidity position tightened since year-end 2007 as asset growth has outpaced deposit growth.  Thus, other borrowings were the primary source for funding new growth in first quarter 2008.  Securities sold under agreements to repurchase increased $3.3 million and federal funds purchased increased $8.6 million during current quarter ended March 31, 2008.  Borrowed funds from the FHLB amounted to 7.2% of total funding as of March 31, 2008 and 6.1% of total funding as of March 31, 2007.  The increase in FHLB advances is due to three new advances totaling $12 million issued since March 2007.

Appropriate liquidity risk management is critical given the current conditions of the banking industry and national economy.  Competitive factors and the need for liquidity throughout the industry have put pressure on pricing of retail deposits including certificates of deposits and money market accounts.  Thus, the FOMC's steep reductions in federal fund rates of 200 basis points since year-end 2007 and 300 basis points since March 2007 resulted in only mild decline in deposit rates.  Rates on wholesale borrowing sources such as FHLB advances and overnight federal funds purchased decreased in stronger correlation to the steep cuts by the FOMC.  Thus, the increase in such wholesale borrowings at lower rates during first quarter 2008 contributed to First Citizens' stable net interest margin in this environment.

The bank's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others.  As of March 31, 2008, First Citizens National Bank has available lines of credit for federal fund purchases totaling $52.5 million with four correspondent banks as well as additional borrowing capacity of approximately $21 million with FHLB.  Bancshares has a ($13 million) line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on March 31, 2008 was $75.9 million, up 1.24% from $75.0 million on December 31, 2007.  The increase in capital was primarily from an increase in the unrealized gain on available-for-sale securities.  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of March 31, 2008 was 12.3%, significantly in excess of the 8% mandated by Regulatory Authorities. Capital as a percentage of total assets for the quarter ending March 31, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF MARCH 31,
2008	2007	2006	2005	2004
8.49%	8.30%	7.70%	7.86%	8.06%

The dividend payout ratio was 49.32% for the current period versus 52.41% and 48.6% for first quarter 2007 and 2006, respectively. We anticipate the dividend payout ratio to end the year in the range of 48-52%.  Dividends per share were $0.29 in first quarter in each of years 2008, 2007 and 2006.  Bancshares has not re-purchased shares of its own stock in the open market since December 31, 2007.  Bancshares has no formal plans or programs in place to repurchase common stock as it pursues its current strategy to reduce outstanding debt on the revolving line of credit.

See also Note 9 regarding impact to capital due to change in accounting principle for adoption of EITF 06-04.

RECENTLY ISSUED ACCOUNTING STANDARDS

Business Combinations- Revised

In December 2007, FASB revised Statement of Financial Accounting Standards No. 141, "Business Combinations." This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and, (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The effective dates of this statement are the same as SFAS No. 160 described below.  Adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" to improve the relevance, comparability, and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The standard establishes reporting requirements for ownership interests in subsidiaries held by parties other than the parent, net income attributable to the parent and to the noncontrolling interest, changes in parent's ownership interest, initially recording any retained noncontrolling equity investment at fair value rather than carrying amount of retained investment, and sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133

SFAS No. 161 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the consolidated financial statements of the Company.

Written Loan Commitments Recorded at Fair Value Through Earnings

SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No. 109 supersedes SAB 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 became effective on January 1, 2008 and did not have a material impact on the consolidated financial statements of the Company.

INTEREST RATE RISK

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  Currently, implemented strategies have placed the Company in a slightly asset sensitive position in which the Company would likely experience a small decrease in net interest margin in a declining rate environment.  Interest rate risk exposures are well within policy limits and stable net interest margins are expected to continue in the range of 3.6% to 3.8% experienced over the last three years.

First Citizens swapped a $1,500,000 fixed investment cash flow for a variable cash flow stream tied to 90 day LIBOR rate June 2000.  The new variable investment cash flow is matched with a variable borrowing, resulting in an ongoing positive spread of 250 basis points with no interest rate risk.  The transaction was implemented to reduce interest rate risk.  The value of the derivative has fluctuated with moves in interest rates over the last three years.  See also Footnote 5 Derivative Transactions.  The volume and risk associated with this derivative is well within the Funds Management Policy of the bank. There have been no material changes since year-end 2001 applicable to this transaction.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2007 Form 10-K.  The Company maintains a fairly neutral interest rate risk position overall which is evidenced by stable net interest margins maintained in a varying rate environment over the last three years.  The effects of the current rate environment are discussed throughout Item 2 - Management's Discussion and Analysis including the following sections:  Results of Operations, Loans, Investments, Liquidity, and Interest Rate Risk.  The analysis included in the December 31, 2007 Form 10-K included scenarios for a rising rate environment.  Actual results for the year ended December 31, 2008 will differ from simulations due to timing, magnitude, and frequency of interest rate changes, market conditions and management strategies.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of March 31, 2008 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting during the quarter ended March 31, 2008 or subsequently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 1A. Risk Factors

There is no material change in risk factors from year-end 2007 to first quarter end 2008.  See December 31, 2007 Annual Report Form 10-K for in depth discussion of risk factors.

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

Date: May 8, 2008                                        /s/  JEFFREY D. AGEE
                                                                           Chief Executive Officer
                                                                           First Citizens National Bank
                                                                                (Principal Subsidiary)

Date: May 8, 2008                                   /s/    LAURA BETH BUTLER
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