Form 10-Q
period 2008-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2008-08-08
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED JUNE 30, 2008

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

Of the registrant's only class of common stock (no par value) there were 3,624,607 shares outstanding as of June 30, 2008.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in Thousands)

	June 30, 2008	December 31, 2007
ASSETS

Cash and due from banks	$22,122	$23,740
Federal funds sold	1,685	1,502
Cash and cash equivalents	23,807	25,242
Investment securities:
Trading investments-stated at market	-	-
Held-to-Maturity, at amortized cost, fair
value of $292 at June 30, 2008
and $291 at December 31, 2007	290	290
Available-for-Sale, stated at market	195,166	190,117
Loans (excluding unearned income of $525 at June 30, 2008
and $506 at December 31, 2007)	630,320	584,639
Less: allowance for loan losses	6,933	6,328
Net loans	623,387	578,311
Loans held-for-sale	4,608	2,187
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,623	5,505
Premises and equipment	31,597	30,308
Accrued interest receivable	6,341	6,564
Goodwill	11,825	11,825
Other intangible assets	331	373
Other real estate	3,110	2,302
Bank owned life insurance policies	20,219	19,933
Other assets	3,918	3,199
TOTAL ASSETS	$930,222	$876,156

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$95,417	$97,090
Time	388,588	380,662
Savings	211,822	212,843
Total deposits	695,827	690,595
Securities sold under agreements to
repurchase	34,091	32,643
Federal funds purchased and other short
term borrowings	48,500	11,100
Long-term debt	71,460	63,165
Other liabilities	6,630	3,622
Total liabilities	856,508	801,125

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Continued)
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in Thousands)

	June 30, 2008	December 31, 2007
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at June 30, 2008 and 3,717,593
issued and outstanding at December 31, 2007	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	57,859	57,485
Accumulated other comprehensive income	(740)	944
Total common stock and retained earnings	76,168	77,478
Less-92,986 treasury shares, at cost as of June 30, 2008
and 92,787 shares at Cost at December 31, 2007	2,454	2,447
Total shareholders' equity	73,714	75,031

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$930,222	$876,156

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$10,585	$11,050	$21,537	$21,833
Interest on investment securities:
Taxable	1,817	1,668	3,545	3,245
Tax-exempt	574	478	1,131	938
Dividends	88	99	176	196
Other interest income	-	-
Fed funds sold	15	146	61	369
Interest-bearing deposits in banks	12	10	25	20
Total interest income	13,091	13,451	26,475	26,601

Interest expense:
Interest expense on deposits	4,383	5,396	9,339	10,692
Other interest expense	1,318	1,187	2,654	2,363
Total interest expense	5,701	6,583	11,993	13,055

Net interest income	7,390	6,868	14,482	13,546

Provision for loan losses	741	167	1,108	333

Net interest income after provision	6,649	6,701	13,374	13,213

Other non-interest income:
Mortgage Banking Income	303	299	614	581
Income from fiduciary activities	194	200	385	399
Service charges on deposit accounts	1,850	1,708	3,585	3,129
Brokerage fees	421	446	808	759
Earnings on bank owned life insurance	163	170	376	345
Gain (loss) on sale of securities	11	-	74	(60)
Other non-interest income	370	407	771	757
Total other non-interest income	3,312	3,230	6,613	5,910

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Other non-interest expense:
Salaries and employee benefits	$4,218	$3,933	$8,800	$7,830
Net occupancy expense	411	426	851	846
Depreciation expense	454	516	899	1,042
Data processing expense	246	198	446	418
Legal and professional fees	66	34	126	94
Stationary and office supplies	67	70	125	144
Amortization of intangibles	21	21	42	42
Advertising and promotions	191	199	366	375
Other non-interest expense	1,380	1,376	2,728	2,635
Total other non-interest expense	7,054	6,773	14,383	13,426

Net income before income taxes	2,907	3,158	5,604	5,697

Income taxes	642	913	1,208	1,441

Net income	$2,265	$2,245	$4,396	$4,256

Earnings per share	$0.62	$0.62	$1.21	$1.17

Weighted average number
of shares outstanding	3,624,700	3,625,651	3,624,753	3,628,082

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance beginning of period	$75,962	$70,613	$75,031	$69,498
Net income	2,265	2,245	4,396	4,256
Other comprehensive income
Changes in available for sale investments	(3,464)	(1,830)	(1,692)	(1,540)
Changes in derivatives	10	10	8	10
Comprehensive income	(1,189)	425	2,712	2,726

Cash dividend declared	(1,051)	(1,053)	(2,102)	(2,107)
Common stock issued				-
Common stock repurchased, net	(7)	(115)	(7)	(247)
Cumulative effect for change in accounting
principle (adoption of EITF 06-04)	-	-	(1,919)
Balance end of period	$73,715	$69,870	$73,715	$69,870

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated In Thousands)

	Six Months Ended June 30,
	2008	2007

Net cash provided by operating activities	$6,422	$4,929

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	-
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	34,249	10,038
Proceeds of sales of available-for-sale securities	14,851	4,890
Purchase of available-for-sale securities	(57,223)	(23,109)
Increase in loans-net	(47,811)	(13,655)
Purchases of premises and equipment	(2,188)	(717)
Net cash (used) by investing activities	(58,122)	(22,553)

Financing activities:
Net increase (decrease) in demand and savings
Accounts	(2,695)	869
Increase (decrease) in time deposits	7,926	2,991
Increase (decrease) in long-term debt	8,295	(690)
Treasury stock purchases, net	(7)	(248)
Proceeds from sale of common stock	-	-
Cash dividends paid	(2,102)	(2,107)
Net increase (decrease) in short-term borrowings	38,848	10,303
Net cash provided by financing activities	50,265	11,118

Increase (decrease) in cash and cash equivalents	(1,435)	(6,506)

Cash and cash equivalents at beginning of period	25,242	32,545

Cash and cash equivalents at end of period	$23,807	$26,039

Supplemental cash flow disclosures:
Interest payments, net	$5,523	$6,184
Income taxes paid, net	$890	$1,286

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
(Stated in Thousands, except per share data or otherwise noted)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2008, the consolidated statements of income for the three and six month periods ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2007.

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.  Certain prior year balances have been reclassified to conform with current year presentation.  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc., and its subsidiary, First Citizens National Bank.  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in Other Assets and the proportionate share of income (loss) is included in other non-interest income.  First Citizens National Bank also has two wholly owned subsidiaries, First Citizens Financial Plus and First Citizens Investments, Inc., which are consolidated into its financial statements.  First Citizens Investments, Inc. has a wholly owned subsidiary, First Citizens Holdings, Inc.  First Citizens Holdings, Inc. has one subsidiary, First Citizens Properties, Inc.  All accounts for First Citizens Holdings, Inc. and First Citizens Properties, Inc. are consolidated into the financial statements.

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

NOTE 2 - ORGANIZATION

First Citizens Bancshares, Inc., is a bank holding company chartered December 14, 1982, under the laws of the State of Tennessee. On September 23, 1983, all outstanding shares of common stock of First Citizens National Bank were exchanged for an equal number of shares in First Citizens Bancshares, Inc.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Approximate investment in impaired loans as of current quarter end is as follows:

Balance
Impaired loans with specific reserve allocations	$ 8,843
Impaired loans without specific reserve allocations	-
$ 8,843
=======
Specific reserve for impaired loan losses	$ 1,425

Interest income recognized on impaired loans on an accrual basis is approximately $250,000 for first two quarters of 2008 compared to approximately $44,000 for first two quarters of 2007.  Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased.  The value of the derivative has fluctuated, as have rates over the last three years, but remains in a negative position as of current quarter end.  Value of the derivative increased $16,000 during the quarter ended June 30, 2008.  Accumulated other comprehensive income reflects a negative value of $148,000, gross and $91,000, net of tax as of June 30, 2008.  See Note 10 regarding determination of fair value of the derivative.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are accounted for in accordance with SFAS 142.  Thus, goodwill is not amortized and is tested for impairment annually.  No impairment has been recognized since SFAS 142 was adopted in 2002.

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  SFAS 142 adopts a more aggregate view for goodwill and bases the accounting on the units of the combined units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests are performed annually during first quarter and have resulted in an impairment of zero since adoption of FAS 142 in 2002. Total goodwill as of the reportable date is $11.8 million or 1.27% of total assets or 16.04% of total capital.

Amortization expense of the other identifiable intangibles for the quarter was $21,000 for 2008 and $21,000 for 2007.

NOTE 7 - LONG TERM OBLIGATIONS

In March 2002, First Citizens Bancshares, Inc. formed a wholly owned subsidiary, First Citizens (TN) Statutory Trust II under the provisions of the Business Act of Delaware. The subsidiary was formed for the purpose of issuing preferred securities and conveying the proceeds to First Citizens Bancshares, Inc. in exchange for long-term, subordinated debentures issued by First Citizens Bancshares, Inc.  The debentures are the sole assets of the trust.  First Citizens Bancshares, Inc. owns 100% of the common stock of the Trust.

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

In March 2007, the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust IV, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 15, 2007 the rate per annum of 7.10%.  For each successive period beginning on (and including) June 15, 2007, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.75%.  Interest payment dates are: March 15, June 15, September 15, and December 15 during the 30-year term.  The purpose of proceeds was to refinance debt issued through First Citizens (TN) Statutory Trust II (discussed above) at a lower spread to LIBOR and results in savings of $92,500 annually.  Bancshares' obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Preferred Securities.

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

The Bank has long-term advances from the FHLB in the amounts of $61 million as of June 30, 2008 and $52 million as of December 31, 2007.  These advances bear interest at rates which vary from 3.99% to 6.55%.  Most of the FHLB borrowings have quarterly call features and maturities range from 2008 to 2011.  If a convertible advance is called, the Company has the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  If a putable advance is called, the Company is required to re-pay the obligation.  FHLB advances are secured by the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages and multi-family residential mortgages.  First Citizens pledged supplemental collateral to the Federal Home Loan Bank to expand its available line.  Supplemental collateral pledged consists of the commercial loan portfolio, agriculture portfolio and second mortgages on 1-4 family residential properties.  Borrowing capacity available as of June 30, 2008 is approximately $71 million.

NOTE 8 - REVOLVING LINE OF CREDIT

In 2002, First Citizens Bancshares obtained a two-year line of credit with First Tennessee Bank.  Since its original maturity in 2004, the line has been renewed annually.  As of the reportable date, the balance on the $5 million line of credit is approximately $333,000.  Interest on the outstanding balance is payable quarterly and is based on 100 basis points below the base prime rate of First Tennessee Bank.

NOTE 9 - ADOPTION OF EITF 06-04 ACCOUNTING FOR ENDORSEMENT SPLIT DOLLAR LIFE INSURANCE PLANS WITH POSTRETIREMENT BENEFITS

The Company adopted EITF 06-4 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle is $1.9 million to accrue the postretirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is estimated at $240,000 for the year ended December 31, 2008.  Expense related to these plans for second quarter 2008 is $66,000 and is included in the Salaries and Benefits Expense on the Consolidated Statement of Income.

NOTE 10 - FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, "Fair Value Measurements" effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.   This standard clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability and establishes a hierarchy that prioritizes information used to develop those assumptions.  The hierarchy is as follows:

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

Available-for-sale securities and the cash flow hedge are the only balance sheet components  reported at fair value.  Both available-for-sale securities portfolio and the cash flow hedge are valued using Level 2 inputs.  The Company obtains fair value measurements from a third party vendor.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors.  The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008:

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

Effective January 1, 2008, the Company adopted provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a material impact on financial statements of the Company.

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

EXPANSION

In first quarter 2007, expansion efforts resulted in the opening of two loan production offices.  One loan production office was opened in Jackson, Tennessee and the other in Franklin, Tennessee.  A building and lot at 1304 Murfreesboro Road in Franklin, Williamson County, Tennessee was purchased in 2007 and renovated into a full service branch.  The branch location opened July 23, 2008.

A lot located on Christmasville Cove in Jackson was purchased in 2007 and will be used to construct a full service branch location in two to five years.  In February 2008, a lot located on Union University Drive in Jackson, Tennessee was purchased.  Construction of a full service branch at this location is expected to begin late 2008 or early 2009.

FORWARD-LOOKING STATEMENTS

Quarterly reports on Form 10-Q, including all documents incorporated by reference, may contain forward-looking statements.  Additional written or oral forward-looking statements may be made from time to time in other filings with the Securities Exchange Commission.  The discussion of changes in operations may contain words that indicate the company's future plans, goals, and estimates of assets, liabilities or income.  Forward-looking statements will express the company's position as of the date the statement is made.  These statements are primarily based upon estimates and assumptions inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control.  When used in this discussion, the words, "anticipate," "project," "expect," "believe," "should," "intend," "is likely," and other expressions are intended to identify forward-looking statements.  The statements are within the meaning and intent of section 27A of the Securities Exchange Act of 1934.  Such statements may include, but are not limited to, projections of income or loss, expenses, acquisitions, plans for the future, and others.

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting of First Citizens Bancshares and its subsidiaries conform to accounting principles generally accepted in the United States and follow general practices within its industry.  The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The company's estimates are based on historical experience, information supplied from professionals, regulators and others believed to be reasonable under the facts and circumstances.  Accounting estimates are considered critical if (1) management is required to make assumptions or judgments about items that are highly uncertain at the time the estimate is made, and (2) different estimates reasonably could have been used during the current period or changes in that such estimates are reasonably likely to occur from period to period, that could have a material impact on the presentation of the Consolidated Financial Statements.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for losses on loans represents management's best estimate of inherent losses in the existing loan portfolio.  Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  The company believes the loan loss reserve estimate is a critical accounting estimate because:  changes can materially affect bad debt expense on the income statement, changes in the borrower's cash flows can impact the reserve, and management is required to make estimates at the balance sheet date and also into the future in reference to the reserve.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.

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

RESULTS OF OPERATIONS

In 2008, First Citizens has experienced stable earnings and strong asset growth despite increasing challenges from economic and market conditions.  Asset growth from June 2007 to June 2008 is 10% compared to capital growth of 5.5% and earnings growth of 3.3%.  As asset growth outpaced earnings and capital growth, ratios of net income to average assets and average equity decreased slightly when comparing second quarter results over the past five years as noted in the table below.

	AS OF JUNE 30,
	2008	2007	2006	2005	2004
Percentage of Net Income to:
Average Total Assets	0.99%	1.02%	1.07%	1.13%	1.09%
Average Shareholders'
Equity	11.78%	12.16%	13.71%	14.18%	13.54%
Percentage of Dividends
Declared Per Common
Share to Net Income	47.82%	49.57%	47.93%	46.67%	51.38%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	9.10%	9.19%	8.63%	8.81%	8.93%

*Represents primary capital including the allowance for loan losses.

Earnings per share increased $0.04 or 3.42% when comparing the first two quarters of 2008 and 2007.  The increase in earnings per share is a result of increases in both net interest income and non-interest income when comparing first two quarters of 2008 to first two quarters of 2007.  Earnings per share were flat when comparing second quarter 2008 to second quarter 2007.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for First Citizens and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased $936,000 or 6.9%, when comparing six months ended June 30, 2008 to same period in 2007.  The yield on average earning assets for the second quarters of 2008 and 2007 is 6.62% and 7.34%, respectively.  Net interest margin for second quarter 2008 was 3.80%, which reflects an increase of 1 basis point above second quarter 2007 and up 2 basis points compared to 3.78% for the year ended December 31, 2007.  Second quarter 2008 net interest margin increased primarily due to strategic efforts to control overall cost of funds.  First Citizens has maintained stable net interest margins in the range of 3.55% to 3.85% over the past four years as federal funds rates fluctuated between 1.00% and 5.25%.

Per the most recent Uniform Bank Performance Report (UBPR), net interest income as a percent of average total assets was below peer at 3.43% compared to peer at 3.57% for the quarter ended March 31, 2008.  Review of individual components of net interest income reveal that both the Bank's investment portfolio and loan portfolio have higher yields than peer and the cost of deposits is less than peer while peer banks have lower costs on other borrowed money.  Yield on total loans was 7.38% compared to peer at 7.26% at quarter-end 2008.  Investment yields are above peer at 5.33% compared to peer at 5.15%.  Cost of interest-bearing deposits was 2.97% compared to peer at 3.37% and cost of other borrowed money was 5.15% compared to peer of 4.18%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.

Average earning assets to total average assets is 90% compared to peer of 94% as of March 31, 2008.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total approximately $51.8 million or 5.6% of total assets as of June 30, 2008.  The statement of cash flows reflects fixed asset purchases of $2.2 million during the six months ended June 30, 2008.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $376,000 for first six months of 2008.

Provision for loan losses for first six months of 2008 was $1.1 million compared to $333,000 in first six months of 2007.  The increase of $767,000 in provision is due both loan growth and increasing trends in problem loans.  Provision allocated due to loan growth is approximately $500,000 of the $1,100,000 expensed in 2008.  Provision for loan losses is recorded at a level considered necessary to maintain an adequate reserve for loan losses that meets regulatory and accounting guidelines.  Overall asset quality remains strong, but has not been immune to pressures from declining residential real estate values and sales and adverse economic pressures on small business and consumers.  Reserve for losses on loans as a percent of total loans was 1.10% as of June 2008 compared to 1.08% as of December 31, 2007.  See also Loan section below.

The following table compares non-interest income for second quarter of 2008, 2007 and 2006:

	QUARTER ENDING JUNE 30,
		% of		% of
	2008	Change	2007	Change	2006
Mortgage banking income	$303	1.34%	$299	-6.27%	$319
Income from fiduciary activities	194	-3.00%	200	11.73%	179
Service charges on deposit accounts	1,850	8.31%	1,708	11.49%	1,532
Brokerage fees	421	-5.61%	446	41.59%	315
Earnings on bank owned life insurance	163	-4.12%	170	12.58%	151
Other income	381	-6.39%	407	3.04%	395
Total non-interest income	$3,312	2.54%	$3,230	11.73%	$2,891

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.47% compared to peer of 0.80% for first quarter-ended 2008.  Non-interest income increased 11.9% when comparing six months ended June 30, 2008 and 2007.  In second quarter 2008, non-interest income contributed 20.2% to total revenue compared to 19.4% for the same period last year.

Non-interest income reflects increases in two major categories of non-interest income.  Service charges on deposit accounts increased $142,000, and mortgage banking income increased $4,000, compared to second quarter 2007.

Despite the net decrease in other non-interest income of $26,000 or 6.39%, there is an increase in income from White & Associates/First Citizens Insurance LLC of $46,000 in second quarter 2008 compared to second quarter 2007.  Income from the insurance subsidiary totaled $204,000, $158,000, and $163,000 in second quarters 2008, 2007, and 2006, respectively

The following table compares non-interest expense for second quarter of 2008, 2007 and 2006:

	QUARTER ENDING JUNE 30,
		% of		% of
	2008	Change	2007	Change	2006
Salaries and Employee benefits	$4,218	7.25%	$3,933	2.05%	$3,854
Net Occupancy Expense	411	-3.52%	426	2.65%	415
Depreciation	454	-12.02%	516	4.24%	495
Data Processing Expense	246	24.24%	198	11.24%	178
Legal and Professional Fees	66	94.12%	34	25.93%	27
Stationary and Office Supplies	67	-4.29%	70	-7.89%	76
Amortization of Intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	191	-4.02%	199	9.34%	182
Other Expenses	1,380	0.29%	1,376	5.44%	1,305
Total Non-Interest Expense	$7,054	4.15%	$6,773	3.36%	$6,553

Non-interest expense represents operating expenses of First Citizens.  Non-interest expense for second quarter 2008 increased $281,000, or 4.15%, over second quarter 2007.  Salary and benefits expense is the largest component of non-interest expense and increased approximately $285,000 or 7.3% over second quarter 2007.  Approximately $94,000 of the $285,000 is due to an increase in salaries primarily related to additional staff for Franklin and Jackson markets.  Average full-time equivalent employees are 271 for six months ended June 30, 2008 compared to 262 and 268 for six months ended June 30, 2007 and 2006, respectively.

Approximately $66,000 of the $285,000 increase in salaries and benefit expense is a result of expense recorded to accrue for postretirement death benefits for endorsement split dollar life insurance plans in accordance with EITF 06-04.  Approximately $6,000 of the $285,000 is due to recording accruals for imputed income tax reimbursement agreements, which became effective January 1, 2008.  Imputed Income Tax Reimbursement Agreements for Chairman Katie S. Winchester, CEO & President Jeffrey D. Agee, Chief Operations Officer Judy Long, Director Barry Ladd, and Director Ralph Henson were entered into in order to keep the participants at the same after-tax benefit under the Amended and Restated Split Dollar Agreements.  These Imputed Income Tax Reimbursement Agreements provide for annual cash payments to the participants until death beginning in March 2009 for the 2008 tax year in amounts equal to a portion of the amount of the federal and state income taxes attributable to the income imputed to the participant on the benefit under the Amended and Restated Split Dollar Agreement.  The accrual for these agreements was recorded January 1, 2008 against earnings in the amount of $230,000, net of tax.  Total expense, net of tax, for the year ended December 31, 2008 is projected to be $245,000.

Depreciation expense in second quarter 2008 decreased $62,000 or 12% compared to second quarter 2007.  The decrease is due to certain shorter-lived assets consisting primarily of computer hardware and software being fully depreciated as of the end of 2007 but have not yet been replaced in 2008.  Depreciation expense is expected to increase in subsequent quarters as these computers are replaced and/or software is upgraded.  Also, depreciation will increase in subsequent quarters when fixed assets for the full service branch in Franklin, Tennessee are placed in early third quarter 2008.

The efficiency ratio as of June 30, 2008, 2007 and 2006 was 66.1%, 65.4%, and 66.2%, respectively.  Impaired Goodwill expense is $0 for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter is flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $191,000 or 2.71% of other non-interest expense in second quarter 2008 compared to $198 thousand or 2.92% of total non-interest expense in second quarter 2007.  All marketing or advertising items are expensed at the time they are incurred.

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING JUNE 30,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$608,261	$10,584	6.96%	$551,585	$11,050	8.01%	$561,169	$10,586	7.55%
Investment Securities:
Taxable	142,951	1,906	5.33%	139,025	1,767	5.08%	126,538	1,485	4.69%
Tax Exempt (4)	54,947	870	6.33%	45,297	724	6.39%	42,687	726	6.80%
Interest Earning
Deposits	987	12	4.86%	725	10	5.52%	796	11	5.53%
Federal Funds Sold	1,916	14	2.92%	10,261	146	5.69%	6,986	161	9.22%
Total Interest Earning
Assets	809,062	13,386	6.62%	746,893	13,697	7.34%	738,176	12,969	7.03%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$16,180			$16,517			$17,632
Bank Premises
and Equipment	31,458			28,084			28,809

Other Assets	53,075			49,852			48,287

Total Assets	$909,775			$841,346			$832,904

	QUARTER ENDING JUNE 30,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$595,707	$4,383	2.94%	$573,942	$5,396	3.76%	$563,268	$4,517	3.21%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	140,727	1,317	3.74%	97,414	1,187	4.87%	109,483	1,353	4.94%
Total Interest
Bearing Liabilities	736,434	5,700	3.10%	671,356	6,583	3.92%	672,751	5,870	3.49%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	89,870			93,471			90,674
Other liabilities	6,913			4,887			4,552

Total liabilities	833,217			769,714			767,977

SHAREHOLDERS' EQUITY	76,558			71,632			64,927

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$909,775			$841,346			$832,904

NET INTEREST
INCOME		$7,686			$7,114			$7,099

NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			3.80%			3.81%			3.85%

(1)           Loan totals are loans held for investments and net of unearned income and loan loss reserves

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

CHANGES IN FINANCIAL CONDITION

Total assets grew by $54 million or 6.2% (12.4% annualized) since year end 2007.  Asset growth is driven primarily by loan growth of $45.7 million or approximately 7.8% (annualized 15.6%) during first two quarters of 2008.  Of the $45.7 million in loan growth, approximately $7 million is from our loan production offices in Jackson and Franklin, Tennessee and $10.6 million is growth in our agricultural loan portfolio.  Loan growth rates were approximately 6.5% and 1% for the years ended December 31, 2007 and 2006, respectively.  First Citizens continues its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Total deposits increased by $5.2 million or 0.8% (annualized 1.6%) during first two quarters of 2008.  Demand deposits decreased approximately $1.7 million and savings deposits decreased approximately $1 million.  Time deposits increased $8 million since year-end 2007 primarily as a result of increase in brokered time deposits.  Average interest-bearing deposits in second quarter 2008 compared to the period in 2007 reflect an increase of approximately $21.8 million or 3.8%.   Cost of interest bearing deposits decreased 82 basis points from second quarter 2007 to second quarter 2008.  While the overall cost of deposits has decreased, competitive factors and liquidity pressures in the industry kept the cost of deposits from declining significantly compared to the steep rate cuts by the FOMC in 2008.

Strong growth in assets and slow deposit growth results in an increase in other borrowings.  Securities sold under agreements to repurchase increased $1.4 million or 4% since year-end 2007.  Overnight federal funds purchased increased $37.4 million or 336% from year-end 2007 through second quarter 2008.  Overnight federal funds have been used strategically due to attractive rates compared to current deposit rates of retail time deposits.  Long-term debt increased $8.3 million or 13.13% in first two quarters of 2008 as a result of two new FHLB advances totaling $9 million offset by debt reductions totaling $700,000 on amortizing FHLB advances and Bancshares' line of credit with First Tennessee Bank.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Peer data per the March 31, 2008 Uniform Bank Performance Report indicates that yields on investments exceed peer at 5.33% compared to 5.15% peer.  Quarterly average rates for taxable securities for the current quarter end increased 25 basis points while tax exempt securities decreased 6 basis points compared to prior year's second quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of total portfolio.

Pledged investments reflect a market value of approximately $133 million as of the current reportable period.

The book value of listed investment securities as of dates indicated are summarized as follows:

	AS OF JUNE 30,
	2008	2007	2006	2005	2004
U. S. Treasury & Government
Agencies	$137,100	$130,556	$118,132	$107,310	$104,638
State & Political Subdivisions	54,244	45,850	42,619	39,803	36,219
All Others	4,112	6,876	8,197	8,227	1,636
Totals	$195,456	$183,282	$168,948	$155,340	$142,493

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of June 30, 2008 are as follows:

	Held-to Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Treasury Securities	$-	$-	$-	$-
U. S. Government Agency &
Corporate Obligations			138,612	137,100

Securities Issued by States &
Political Subdivision in the
U. S.:
Taxable Securities
Tax-Exempt Securities	290	292	52,687	53,954
U. S. Securities:
Debt Securities			4,906	4,064
Equity Securities			10	48
Foreign Securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$290	$292	$196,215	$195,166

Accumulated other comprehensive income reflects $649,000 unrealized loss on securities, net of tax.  During first two quarters of 2008, gross unrealized gain (loss) on securities decreased approximately $2.4 million from year-end 2007.  Market value of the investment portfolio is heavily influenced by 2-year and 10-year Treasury benchmark rates due to the volume of U. S. Government Agency securities (including mortgage-related investments) that comprise the portfolio. The 10-year Treasury rate decreased from 4.02% as of December 2007 to 3.97% as of June 30, 2008. The 2-year Treasury rate was approximately 2.6% at the end of June 2008 compared to 3.05% at year-end 2007.  Market values of the portfolio have also been impacted by certain liquidity factors in the market.  Bond market conditions have been volatile in 2008 subsequent to the fallout of Bear Sterns, steep rate cuts by the FOMC, sub-prime mortgage collapse, weakened financial conditions at certain government-sponsored enterprises and other factors which has resulted in a widening of credit spreads. Thus, while the credit quality of the investment portfolio remains strong, the current market values of the portfolio as a whole reflect a net unrealized loss of approximately $1 million as of June 30, 2008.

Fluctuations in market value of the portfolio do not appear to relate to credit quality of issuers or issuers' ability to repay the bonds.

The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

LOANS

One of Bancshares' primary objectives is to seek quality-lending opportunities within its West and Middle Tennessee markets. Overall, loans increased approximately $45 million from December 31, 2007 to June 30, 2008 and increased $64 million from June 30, 2007 to June 30, 2008.  Real estate loans increased $50 million from June 2007 to June 2008.  Loans to finance agricultural production and other loans to farmers increased approximately $15 million when comparing June 2007 to June 2008.  Loan growth is spread among the various markets including the two newer markets of Jackson and Franklin, Tennessee.

 The following table sets forth total loans held for investment net of unearned income by category for the past five years:

	AS OF JUNE 30,
	2008	2007	2006	2005	2004
Real estate:
construction	$109,788	$91,707	$85,440	$97,346	$87,155
mortgage	381,407	349,239	360,191	333,817	314,198
Commercial, financial
and agricultural	91,291	81,086	88,306	75,884	73,014
Consumer installment	36,928	37,357	38,048	38,122	38,224
Other	10,906	6,631	5,551	4,351	6,573

Total loans	$630,320	$566,020	$577,536	$549,520	$519,164

The loan portfolio is heavily weighted in real estate loans, which account for approximately $491 million or 78 percent of total portfolio as of June 30, 2008.  Commercial and residential construction loans comprise $110 million of the $491 million in real estate loans.  Although the portfolio is heavily weighted in real estate, the Bank does not invest in sub-prime or non-traditional mortgages.  The Bank monitors concentrations in commercial real estate in accordance with regulatory guidelines.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at June 30, 2008 was $11.9 million.  First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise approximately $76.6 million of total loans as of June 30, 2008 and $59.8 million as of June 30, 2007.  Net charge-offs in this category were $21,000 for first two quarters in 2008.

NON-PERFORMING LOANS AND RESERVES FOR LOAN LOSSES

Overall economic factors for Tennessee deteriorated in recent months as commercial and individual customers battle declining home values and increased food and energy prices.  While conditions have deteriorated, the impact in our markets is less severe than at the national level.  First Citizens remains steadfast in its commitment to asset quality and credit risk management especially in the current environment.  The unemployment rate for Tennessee of 6.5% as of June 2008 compared to 4.1% as of June 2007.

Non-performing loans at current quarter end were 0.57% of total loans.  Non-performing loans and other real estate increased over the last twelve months.  Although trends have been negative, such trends are considered manageable and have been less than peer.  Per the most recent UBPR, the ratio of non-current loans to gross loans (as of March 31, 2008) was 0.35% compared to peer at 1.30%.  Non-performing loans remain in the range of less than 1% of total loans maintained the last five years.  The following table sets forth the balance of non-performing loans as of June 30, for the years indicated:

	AS OF JUNE 30,
	2008	2007	2006	2005	2004
Non-performing loans:

Non-accrual	$1,533	$335	$2,219	$816	$1,017
90 days past due
accruing interest	2,033	1,551	957	703	313

Total	$3,566	$1,886	$3,176	$1,519	$1,330

	0.57%	0.33%	0.55%	0.28%	0.26%

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.10% for the current quarter and 1.08% at year-end 2007.

A recap of activity posted to the reserve for loan losses for the six months ended June 30, 2008 resulted in the following transactions:  (1) loans charged-off  ($701,000) (2) recovery of loans previously charged off $198,000 and (3) additions to reserve $1,108,000.  Provision for loan losses for the six months ended June 30, 2008 increased $767,000 over first six months of 2007.  Management anticipates provision for loan losses for third and fourth quarter 2008 to also be increased over third and fourth quarter 2007 based on current trends in problem loans and local economic and market conditions.

OTHER REAL ESTATE

The book value of other real estate ("ORE") owned was $3.1 million as of June 30, 2008 and $2.3 million at December 31, 2007.  Management continues efforts to liquidate ORE.

In December 2006, the Bank foreclosed on one residential property in Shelby County valued at approximately $1.5 million.  Other real estate expense of $301,000 in first two quarters of 2008 consisted primarily of cost for modifications and additional construction for this property.  The marketability of the property has improved significantly as a result of such expenses.

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

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. Bancshares' primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Total deposits account for 81.2% of funding as of current quarter end and 85% for the same period last year.  The Company has $23 million in deposit funds from the State of Tennessee. First Citizens National Bank has approximately $54 million of brokered certificate of deposits comprising 7.7% of total deposits.

The bank's current liquidity position tightened since year-end 2007 as asset growth outpaced deposit and capital growth.  Thus, other borrowings were the primary source for funding new growth in first half of 2008.  Securities sold under agreements to repurchase increased $1.4 million and federal funds purchased increased $37.4 million during current quarter ended June 30, 2008.  Borrowed funds from the FHLB amounted to 7.2% of total funding as of June 30, 2008 and 6.1% of total funding as of June 30, 2007.  The increase in FHLB advances is due to four new advances totaling $14 million issued since June 2007.

Appropriate liquidity risk management is critical given current conditions in the banking industry and national economy.  Competitive factors and the need for liquidity throughout the industry placed pressure on pricing of retail deposits including certificates of deposits and money market accounts.  Thus, the FOMC's steep reductions in federal fund rates of 225 basis points since year-end 2007 and 300 basis points since June 2007 resulted in only mild decline in deposit rates.  Rates on wholesale borrowing sources such as FHLB advances and overnight federal funds purchased decreased in stronger correlation to steep cuts by the FOMC.  Thus, the increase in such wholesale borrowings at lower rates during first half of 2008 contributed to First Citizens' stable net interest margin in this environment.

The bank's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, Brokered certificates of deposit, and others.  As of June 30, 2008, First Citizens National Bank has available lines of credit for federal fund purchases totaling $52.5 million with four correspondent banks as well as additional borrowing capacity of approximately $21 million with FHLB.  Bancshares has a ($13 million) line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on June 30, 2008 was $73.7 million, down 1.75% from $75.0 million on December 31, 2007.  The decrease in capital was primarily from a decrease of $1.7 million in accumulated other comprehensive income.  Accumulated other comprehensive income decreased due to an increase in unrealized losses on available-for-sale securities.  See also Investment Securities section above.

Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of June 30, 2008 was 12.3%, significantly in excess of the 8% mandated by Regulatory Authorities.

Capital as a percentage of total assets for the quarter ending June 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF JUNE 30,
2008	2007	2006	2005	2004
7.92%	8.26%	7.73%	7.99%	7.84%

Capital (excluding loan loss reserves) as a percentage of total assets has decreased approximately 50 basis points since year-end 2007.  This decrease is due to asset growth of approximately 10% since year end 2007, changes in accumulated other comprehensive income discussed above and the cumulative effect on retained earnings from change in accounting principle for adoption of EITF 06-04.   See Note 9 regarding impact to capital due to change in accounting principle.

The dividend payout ratio was 47.82% for the current period versus 49.57% and 47.93% for second quarter 2007 and 2006, respectively. We anticipate the dividend payout ratio to end the year in the range of 46-52%.  Dividends per share were $0.29 in second quarter in each of years 2008, 2007 and 2006.

Bancshares repurchased 205 shares of its own stock in the open market since December 31, 2007.  The 205 shares were repurchased in May 2008 for $34.00 per share.  Bancshares has no formal plans or programs in place to repurchase common stock as it pursues its current strategy to reduce outstanding debt on the revolving line of credit.

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

Hierarchy of GAAP

In May 2008, FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  Adoption of SFAS 162 is not expected to have a material impact on our consolidated financial statements as our financial statements are already presented in conformity with GAAP.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, FASB issued Statement No. 163 "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" (SFAS No. 163).  This statement requires an insurance enterprise to recognize a claim liability piror to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how SFAS No. 60 applies to financial guarantee insurance contracts.  The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  This statement is not expected to have a material impact on the Company's consolidated financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2007 Form 10-K.  The Company maintains a fairly neutral interest rate risk position overall which is evidenced by stable net interest margins maintained in a varying rate environment over the last three years.  The effects of the current rate environment are discussed throughout Item 2 - Management's Discussion and Analysis including the following sections:  Results of Operations, Loans, Investments, Liquidity, and Interest Rate Risk.  The analysis included in the December 31, 2007 Form 10-K included scenarios for rising and declining rate environments.  Actual results for the year ended December 31, 2008 will differ from simulations due to timing, magnitude, and frequency of interest rate changes, market conditions and management strategies.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of June 30, 2008 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting during the quarter ended June 30, 2008 or subsequently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 1A. Risk Factors

Deteriorating economic conditions at local and national levels may impact our operations and/or financial condition.  External pressures from declining real estate markets, inflation, job losses, and other factors increased credit risk in 2008.  If these conditions continue or worsen, the result could be an adverse impact to loan losses.

Liquidity risk has also increased in 2008 as asset growth has outpaced deposit and capital growth.  Thus, the Company has used wholesale sources of funds such as short-term borrowings, Federal Home Loan Bank advances, and brokered time deposits to fund such growth.  See additional information in Liquidity section of Part I, Item II above.

There are no other material changes in risk factors from year-end 2007 to second quarter end 2008.  See December 31, 2007 Annual Report Form 10-K for in depth discussion of risk factors.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: August 8, 2008                                        /s/  JEFFREY D. AGEE
                                                                           Chief Executive Officer
                                                                           First Citizens National Bank
                                                                                (Principal Subsidiary)

Date: August 8, 2008                                   /s/    LAURA BETH BUTLER
                                                                              SENIOR VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)