Form 10-Q
period 2008-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2008-11-07
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED SEPTEMBER 30, 2008

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

Of the registrant's only class of common stock (no par value) there were 3,624,532 shares outstanding as of September 30, 2008.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in Thousands)

	September 30, 2008	December 31, 2007
ASSETS

Cash and due from banks	$16,100	$23,740
Federal funds sold	3,085	1,502
Cash and cash equivalents	19,185	25,242
Investment securities:
Trading investments-stated at market	-	-
Held-to-Maturity, at amortized cost, fair
value of $116 at September 30, 2008
and $291 at December 31, 2007	115	290
Available-for-Sale, stated at market	194,598	190,117
Loans (excluding unearned income of $480 at September 30, 2008
and $506 at December 31, 2007)	632,200	584,639
Less: allowance for loan losses	6,995	6,328
Net loans	625,205	578,311
Loans held-for-sale	3,499	2,187
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,505
Premises and equipment	31,763	30,308
Accrued interest receivable	7,224	6,564
Goodwill	11,825	11,825
Other intangible assets	310	373
Other real estate	3,832	2,302
Bank owned life insurance policies	20,391	19,933
Other assets	4,256	3,199
TOTAL ASSETS	$927,887	$876,156

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$87,792	$97,090
Time	402,791	380,662
Savings	223,464	212,843
Total deposits	714,047	690,595
Securities sold under agreements to
Repurchase	36,909	32,643
Federal funds purchased and other short
term borrowings	22,000	11,100
Long-term debt	74,118	63,165
Other liabilities	7,066	3,622
Total liabilities	854,140	801,125

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in Thousands)

	September 30, 2008	December 31, 2007
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at September 30, 2008 and 3,717,593
issued and outstanding at December 31, 2007	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	57,880	57,485
Accumulated other comprehensive income	(726)	944
Total common stock and retained earnings	76,203	77,478
Less-93,061 treasury shares, at cost as of September 30, 2008
and 92,787 shares at Cost at December 31, 2007	2,456	2,447
Total shareholders' equity	73,747	75,031

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$927,887	$876,156

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$10,722	$11,492	$32,259	$33,325
Interest on investment securities:
Taxable	1,848	1,725	5,393	4,970
Tax-exempt	582	506	1,713	1,444
Dividends	84	103	260	299
Other interest income
Fed funds sold	10	40	71	409
Interest-bearing deposits in banks	9	14	34	34
Total interest income	13,255	13,880	39,730	40,481

Interest expense:
Interest expense on deposits	4,152	5,517	13,491	16,209
Other interest expense	1,337	1,450	3,991	3,813
Total interest expense	5,489	6,967	17,482	20,022

Net interest income	7,766	6,913	22,248	20,459

Provision for loan losses	1,100	250	2,208	583

Net interest income after provision	6,666	6,663	20,040	19,876

Other non-interest income:
Mortgage Banking Income	279	334	893	915
Income from fiduciary activities	194	214	579	613
Service charges on deposit accounts	1,900	1,913	5,485	5,042
Brokerage fees	361	421	1,169	1,180
Earnings on bank owned life insurance	192	172	568	517
Realized gains (losses) on securities	(1,724)	(43)	(1,650)	(103)
Other non-interest income	383	426	1,154	1,183
Total other non-interest income	1,585	3,437	8,198	9,347

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in Thousands Except for E.P.S. and Shares Outstanding)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007
Other non-interest expense:
Salaries and employee benefits	$3,268	$3,972	$12,068	$11,802
Net occupancy expense	444	415	1,295	1,261
Depreciation expense	481	521	1,380	1,563
Data processing expense	249	240	695	658
Legal and professional fees	44	54	170	148
Stationary and office supplies	77	73	202	217
Amortization of intangibles	21	21	63	63
Advertising and promotions	194	181	560	556
Other non-interest expense	1,365	1,502	4,093	4,137
Total other non-interest expense	6,143	6,979	20,526	20,405

Net income before income taxes	2,108	3,121	7,712	8,818

Income taxes	1,036	617	2,244	2,058

Net income	$1,072	$2,504	$5,468	$6,760

Earnings per share	$0.30	$0.69	$1.51	$1.86

Weighted average number
of shares outstanding	3,624,500	3,633,271	3,624,669	3,627,038

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Balance at beginning of period	$73,715	$69,870	$75,031	$69,498
Net income	1,072	2,504	5,468	6,760
Other comprehensive income due to:
Changes in available-for-sale investments	(8)	1,424	(1,700)	(116)
Changes in cash flow hedge derivative	22	(10)	30	-
Comprehensive income	1,086	3,918	3,798	6,644

Cash dividends declared	(1,052)	(1,049)	(3,154)	(3,156)
Common stock issued
Common stock repurchased, net	(2)	(3)	(9)	(250)
Cumulative effect for change in accounting
principle(adoption of EITF 06-04)			(1,919)
Balance at end of period	$73,747	$72,736	$73,747	$72,736

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated In Thousands)

	Nine Months Ended September 30,
	2008	2007

Net cash provided by operating activities	$8,475	$8,535

Investing activities:
Proceeds of maturities of held-to-maturity securities	(175)	-
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	38,792	15,851
Proceeds of sales of available-for-sale securities	16,360	11,378
Purchase of available-for-sale securities	(63,417)	(34,370)
Increase in loans-net	(51,118)	(33,728)
Purchases of premises and equipment	(1,382)	(2,075)
Net cash (used) by investing activities	(60,940)	(42,944)

Financing activities:
Net increase (decrease) in demand and savings
Accounts	1,323	(2,936)
Increase (decrease) in time deposits	22,129	(412)
Increase (decrease) in long-term debt	10,953	3,971
Treasury stock purchases, net	(9)	(251)
Proceeds from sale of common stock	-	0
Cash dividends paid	(3,154)	(3,156)
Net increase (decrease) in short-term borrowings	15,166	28,230
Net cash provided by financing activities	46,408	25,446

Increase (decrease) in cash and cash equivalents	(6,057)	(8,963)

Cash and cash equivalents at beginning of period	25,242	32,545

Cash and cash equivalents at end of period	$19,185	$23,582

Supplemental cash flow disclosures:
Interest payments, net	$17,060	$19,982
Income taxes paid, net	$1,710	$2,004

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
(Stated in Thousands, except per share data or otherwise noted)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2008, the consolidated statements of income for the three month and nine month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

NOTE 4 - RESERVE FOR LOAN LOSSES

The Reserve for Loan Losses is evaluated and recorded in accordance with SFAS 5, 114 and 118 as applicable.  Accordingly, certain loans have been considered impaired.  Approximate investment in impaired loans as of current quarter end is as follows:

Balance
Impaired loans with specific reserve allocations	$ 13,863,000
Impaired loans without specific reserve allocations	1,016,000
$ 14,879,000
==========
Specific reserve for impaired loan losses	$ 1,790,000

Interest income recognized on impaired loans has been applied on a cash basis.  Interest income recognized on impaired loans is approximately $417,000 and $126,000 for the nine months ended September 30, 2008 and 2007, respectively.  Cash receipts are applied as cost recovery first or principal recovery first, consistent with OCC regulations.  Management is confident the overall reserves are adequate to cover possible losses within the portfolio in addition to impaired loans.

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow, and rates later decreased.  The value of the derivative has fluctuated with the varations in the rate environment over the last three years, but remains in a negative position as of current quarter end.  Value of the derivative increased approximately $37,000 during the quarter ended September 30, 2008.  Accumulated other comprehensive income reflects a negative value of $111,000, gross and $68,000, net of tax.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are accounted for in accordance with SFAS 142.  Thus, goodwill is not amortized and is tested for impairment annually.  No impairment has been recognized since SFAS 142 was adopted in 2002.

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB 17.  SFAS 142 adopts a more aggregate view for goodwill and bases the accounting on units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units in FASB 131).  Currently First Citizens' has one reporting unit and does not meet the tests to segment per FASB 131.  As of January 2002, First Citizens ceased to amortize goodwill ($25 thousand per month).  Tests are performed annually during first quarter and have resulted in an impairment of zero since adoption of FAS 142 in 2002. Total goodwill as of the reportable date is $11.8 million or 1.27% of total assets or 16.03% of total capital.

Amortization expense of the other identifiable intangibles for the current quarter was $21 thousand for 2008 and 2007.

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

The Bank has long-term advances from the FHLB in the amounts of $63 million as of September 30, 2008 and $52 million as of December 31, 2007.  These advances bear interest at rates which vary from 2.16% to 6.55%.  The average rate on FHLB borrowings as of current quarter end is 4.99%.  Most of the FHLB borrowings have quarterly call features and maturities range from 2008 to 2011.  If a convertible advance is called, the Company has the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  If a putable advance is called, the Company is required to re-pay the obligation.  FHLB advances are secured by the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages and multi-family residential mortgages.  First Citizens has also pledged supplemental collateral to the Federal Home Loan Bank to expand its available line.  Supplemental collateral pledged consists of the commercial loan portfolio, agriculture portfolio and second mortgages on 1-4 family residential properties.  The Bank also has a $25 million standby letter of credit used to collateralize public fund deposits, which reduces borrowing capacity at Federal Home Loan Bank.  Borrowing capacity available as of September 30, 2008 is approximately $33 million.

NOTE 8 - REVOLVING LINE OF CREDIT

The Company has a line of credit with First Tennessee Bank in the amount of $5 million that is renewed annually.  As of the reportable date, the drawn amount was $132,000.  The Company anticipates paying off this line in fourth quarter 2008.  The Company has steadily reduced the principal balance of this line each quarter since the line originated in 2002 to fund the acquisition of Munford Union Bank.  Interest on the outstanding balance is payable quarterly and is based on 100 basis points below the base prime rate of First Tennessee Bank.

NOTE 9 - ADOPTION OF EITF 06-04 ACCOUNTING FOR ENDORSEMENT SPLIT DOLLAR LIFE INSURANCE PLANS WITH POSTRETIREMENT BENEFITS

The Company adopted EITF 06-4 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle is $1.9 million to accrue the postretirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is estimated at $240,000 for the year ended December 31, 2008.  Expense related to these plans for third quarter 2008 is $66,000 and is included in the Salaries and Benefits Expense on the Consolidated Statement of Income.

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

Level 1 Inputs:    Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

Available-for-sale securities and the cash flow hedge are the only balance sheet components  reported at fair value.  Both available-for-sale securities portfolio and the cash flow hedge are valued using Level 2 inputs.  The Company obtains fair value measurements from a third party vendor.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors.  The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets:
Securities available-for-sale	$-	$194,598	$-	$194,598
Financial liabilities:
Cash Flow Hedge	$-	$111		$111

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

A lot located on Christmasville Cove in Jackson was purchased in 2007 and will be used to construct a full service branch location in two to five years.  In February 2008, a lot located on Union University Drive in Jackson, Tennessee was purchased.  Construction of a full service branch at this location is expected to begin in 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the balance sheet at fair value.  Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of external factors.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors.

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

RESULTS OF OPERATIONS

Net income for the three and nine months ended September 30, 2008 have been challenged by other-than-temporary impairment losses on Fannie Mae and Freddie Mac perpetual preferred stock and increased provision for loan losses.  Current year quarter-to-date earnings decreased $1.4 million or $0.39 per share and current year-to-date earnings decreased $1.3 million or $0.35 per share when comparing 2008 and 2007.  The impact of the impairment charges and increased provision are also reflected in key performance ratios for third quarter compared over the past five years as noted in the following table:

	AS OF SEPT 30,
	2008	2007	2006	2005	2004
Percentage of Net Income to:
Average Total Assets	0.81%	1.07%	1.10%	1.12%	1.07%
Average Shareholders'
Equity	9.76%	12.76%	14.03%	14.04%	13.53%
Percentage of Dividends
Declared Per Common
Share to Net Income	57.62%	46.77%	46.28%	46.41%	51.53%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	8.97%	9.15%	8.68%	8.81%	8.81%

*Represents primary capital including the allowance for loan losses.

Decreased earnings and decreased return on asset and equity ratios for third quarter 2008 are primarily due to an other-than-temporary impairment charge of $1.75 million on Fannie Mae and Freddie Mac perpetual preferred stock.  The Company owns Fannie Mae and Freddie Mac perpetual preferred stock with an amortized cost of $1.83 million and current fair market value of approximately $76,000.  The impairment charge of $1.75 million or $0.48 per share was recorded in earnings in third quarter 2008 due to Fannie Mae and Freddie Mac being placed into conservatorship on September 7, 2008, by the United States Department of Treasury.  The related tax effects for the impairment charge of $596,000 or $0.16 per share are not reflected in third quarter 2008.  The Emergency Economic Stabilization Act of 2008 passed Oct. 3, 2008, changed current tax law to allow the Company to obtain ordinary loss tax treatment for the loss on Fannie Mae and Freddie Mac preferred stock if sold rather than requiring that the loss be offset against capital gains.  Thus, in fourth quarter 2008, the Company will recognize the related deferred tax asset of $596,000.

Earnings are also impacted by increased provision for loan losses compared to prior year.  Provision for loan losses for third quarter 2008 is $1.1 million compared to $250,000 in third quarter 2007.  Provision for loan losses for the nine months ended September 30, 2008 is $2.2 million compared to $583,000 for the nine months ended September 30, 2007.

Stable net interest margins, strong non-interest income streams, and proper expense management help offset the increased provision and securities loss reflected in third quarter 2008 operating results.  Net yield on average earning assets is 3.90% for the current quarter compared to 3.79% in third quarter 2007 and 3.80% in second quarter 2008.  Non-interest income excluding the impairment charge increased $800,000 over third quarter 2007.  Non-interest expense for current quarter end is approximately $800,000 less than third quarter 2007.  Reduced non-interest expense is primarily in salary and benefit expense as expense accruals for annual employee incentive payouts were reduced in third quarter by approximately $700,000.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets.  Net interest income increased $892,000 or 12% when comparing third quarter 2008 to third quarter 2007.  Net interest income growth is due to growth in loans and investments offsetting lower yields and lower cost of funds compared to prior year given the current interest rate environment.  The yield on average earning assets decreased from 7.47% in September 2007 to 6.55% in September 2008.  The net cost of interest bearing liabilities decreased from 4.07% in September 2007 to 2.89% in September 2008.  Net interest margin for third quarter 2008 was 3.90%, which reflects an increase of 12 basis points above the 3.78% margin for the year ended December 31, 2007 and 11 basis points above the 3.79% margin in third quarter 2007.  First Citizens has maintained very stable net interest margins in the range of 3.7% to 4.0% over the past three years despite volatility in market interest rates.

Per the Uniform Bank Performance Report, net interest income as a percent of average total assets was below peer at 3.43% compared to peer at 3.57% as of June 30, 2008 (most recent peer data available).  Review of individual components of net interest income reveal that the Bank's investment portfolio and loans have slightly higher yields than peer and their cost of deposits are less than peer while peer banks have lower costs on other borrowed money.  Yield on total loans was 7.12% compared to peer at 7.03% at second quarter end 2008.  Investment yields are above peer at 5.35% compared to peer at 5.10%.  Cost of interest bearing deposits was 2.76% compared to peer at 3.13%, and cost of other borrowed money was 5.00% compared to peer of 3.92%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.

The following quarterly average balances, interest, and average rates are presented in the following table:

	QUARTER ENDING SEPTEMBER 30,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$629,496	$10,722	6.81%	$568,535	$11,492	8.09%	$562,653	$11,131	7.91%
Investment Securities:
Taxable	141,325	1,932	5.47%	138,974	1,828	5.26%	125,866	1,572	5.00%
Tax Exempt (4)	54,151	882	6.52%	45,994	767	6.67%	43,904	650	5.92%
Interest Earning
Deposits	830	9	4.34%	803	14	5.50%	771	11	5.50%
Federal Funds Sold	1,698	10	2.36%	2,570	40	6.23%	3,057	32	4.19%
Lease Financing
Total Interest Earning
Assets	827,500	13,555	6.55%	756,876	14,141	7.47%	736,251	13,396	7.28%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$16,518			$17,101			$13,373
Bank Premises
and Equipment	31,817			28,208			28,715

Other Assets	55,577			51,078			49,406

Total Assets	$931,412			$853,263			$827,745

	QUARTER ENDING SEPTEMBER 30,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$616,534	$4,152	2.69%	$568,609	$5,517	3.88%	$557,918	$4,989	3.58%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	142,083	1,337	3.76%	115,563	1,450	5.02%	108,839	1,394	5.12%
Total Interest
Bearing Liabilities	758,617	5,489	2.89%	684,172	6,967	4.07%	666,757	6,383	3.83%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	90,654			92,949			89,694
Other liabilities	7,832			4,906			5,664

Total liabilities	857,103			782,027			764,121

SHAREHOLDERS' EQUITY	74,309			71,236			65,630

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$931,412			$853,263			$829,751

NET INTEREST INCOME		$8,066			$7,174			$7,013

NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			3.90%			3.79%			3.81%

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

Average earning assets to total average assets is 90.4% compared to peer of 93.9% as of June 30, 2008.  The dilution compared to peer is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total approximately $52 million or 5.6% of total assets as of September 30, 2008.  The statement of cash flows reflects fixed assets purchases of $2.8 million during nine months ended September 30, 2008.  The $2.8 million includes $1.2 million for the renovation of the Franklin, Tennessee property that was renovated in to a full service branch that opened in July 2008.  Current year purchases also include approximately $1 million for a lot in Jackson, Tennessee to be developed into a full service branch in the next one to two years.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $458,000 for nine months ended September 30, 2008.

The loan loss provision for third quarter 2008 increased $850,000 compared to third quarter 2007.  Net charge offs were $1.0 million for third quarter 2008 compared to net charge offs of $168,000 in third quarter 2007.  Reserve for losses on loans as a percent of total loans was 1.11% at September 30, 2008 and 1.08% at December 31, 2007.  The level of reserve for loan losses is considered adequate and is evaluated quarterly in accordance with generally accepted accounting principles.  See also Loan section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.46% compared to peer of 0.80% for second quarter 2008.  In third quarter 2008, total non-interest income contributed 10.68% to total revenue compared to 19.85% for the same period last year.  Non-interest income decreased $1.8 million from third quarter 2007 to third quarter 2008 primarily due to the impairment charge of $1.75 million recognized in third quarter subsequent to the conservatorship of Fannie Mae and Freddie Mac.  Excluding the $1.75 million charge, each major category is flat or decreased slightly from prior year's third quarter.  Service charges on deposit accounts decreased approximately $13,000 or less than one percent.  Earnings from BOLI consist of increases on accumulated cash surrender values in the current rate environment that increased $20,000 or 11.6% in third quarter 2008 compared to third quarter 2007.  Brokerage fees and income from fiduciary activities decreased by approximately $60,000 and $20,000, respectively, in third quarter 2008 compared to third quarter 2007 primarily due to impact of volatile conditions in financial markets.

The largest component of other non-interest income for third quarter 2008 consists of income from 50% owned full-service insurance agency, White & Associates/First Citizens Insurance, LLC.  Income from this subsidiary for third quarter 2008, 2007 and 2006 was $162,000, $165,000, and $97,000, respectively.  The following table compares non-interest income for third quarter of 2008, 2007 and 2006:

	QUARTER ENDING SEPT 30,
		% of		% of
	2008	Change	2007	Change	2006
Mortgage banking income	$279	-16.47%	$334	11.33%	$300
Income from fiduciary activities	194	-9.35%	214	5.94%	202
Service charges on deposit accounts	1,900	-0.68%	1,913	21.08%	1,580
Brokerage fees	361	-14.25%	421	23.10%	342
Earnings from bank owned life insurance	192	11.63%	172	26.47%	136
Realized gains (losses) on securities	(1,724)	3909.30%	(43)	n/a	-
Other income	383	-10.09%	426	21.71%	350
Total non-interest income	$1,585	-53.88%	$3,437	18.11%	$2,910

Non-interest expense represents operating expenses of First Citizens. Non-interest expense for the current quarter decreased approximately $836,000, or 12%, over third quarter 2007.  The primary contributor to this decrease is reduced salaries and benefits expense as expense accruals for annual employee incentive payouts were reduced in third quarter by approximately $700,000.  Incentive plans for most employees are based on individual performance but tiered based on the Company's return on equity.  As return on equity is currently 9.76% and less than minimum tier level of 10%, incentive accruals were reduced accordingly.  Average full-time equivalent employees for the Bank are 264.32 for three months ended September 30, 2008 compared to 266.62 and 266.12 for three months ended September 30, 2007 and 2006, respectively.  The efficiency ratio as of September 30, 2008, 2007 and 2006 was 65.4%, 66.7%, and 65.3%, respectively.  Impaired Goodwill expense is $0 for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter is flat at $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were $194,000 or 3.2% of non-interest expense as of third quarter 2008 compared to $181,000 or 2.6% of other non-interest expense in third quarter 2007.  All marketing or advertising items are expensed at the time they are incurred.  Marketing expenses increased primarily due to marketing efforts for the new full service branch in Franklin, Tennessee.  Provision for charged off demand deposit accounts was $219,000 for third quarter 2007 compared to $132,000 in third quarter 2008.  Write-downs and expenses on other real estate owned were approximately $104,000 and $78,000 in third quarter 2008 and 2007, respectively.  See additional discussion below regarding other real estate.

The following table compares non-interest expense for third quarter of 2008, 2007 and 2006:

	QUARTER ENDING SEPT 30,
		% of		% of
	2008	Change	2007	Change	2006
Salaries and employee benefits	$3,268	-17.72%	$3,972	4.64%	$3,796
Net occupancy expense	444	6.99%	415	3.75%	400
Depreciation	481	-7.68%	521	-2.25%	533
Data processing expense	249	3.75%	240	9.59%	219
Legal and professional fees	44	-18.52%	54	28.57%	42
Stationary and office supplies	77	5.48%	73	2.82%	71
Amortization of intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	194	7.18%	181	32.12%	137
Other expenses	1,365	-9.12%	1,502	19.02%	1,262
Total non-interest expense	$6,143	-11.98%	$6,979	7.68%	$6,481

CHANGES IN FINANCIAL CONDITION

Loans grew by $48 million or approximately 8.1% during the first three quarters of 2008.  Of the $48 million in loan growth, approximately $38 million has occurred in the Northwest Tennessee markets which are primarily Dyer and Obion Counties.  The remaining $10 million in growth has occurred in the Jackson and Franklin markets.  Loans in the Southwest market serving Shelby, Tipton and Fayette Counties are flat for the nine months ended September 30, 2008.  While pursuing strategies to expand its footprint and increase market share, First Citizens maintains a strong commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

In 2008, funding for loan growth has primarily been from diversified wholesale sources including overnight federal funds purchased, Federal Home Loan Bank advances, and brokered deposits.  These wholesale sources have been very cost effective as pricing of wholesale borrowings have been at or below pricing of retail deposits with similar terms.  Although cost effective, the increased reliance on wholesale funds has put pressure on the Company's liquidity position.  Balance sheet growth annualized for first six months of 2008 was approximately 12%.  Strategic action plans to improve the Company's liquidity position resulted in slowing that growth down to approximately 8% annualized for the nine months ended September 30, 2008.  Balance sheet growth for the twelve months ending December 31, 2008 is anticipated to be in the range of 4%-6%.  Slower growth in third quarter has reduced the reliance on wholesale funds, specifically in overnight federal funds purchased, which decreased $26,500 from June 30, 2008 to September 30, 2008.  See also Liquidity section below.

Total deposits decreased by $23.5 million or 3.4% from year-end 2007 to current quarter end.  Average interest-bearing deposits in third quarter 2008 compared to third quarter 2007 reflect an increase of approximately $47 million or 8 percent.  Cost of interest bearing deposits decreased 119 basis points from third quarter 2007 to third quarter 2008.  The decrease in cost of interest bearing deposits is a result of most term deposits having maturities of 12 months or less and the declining market rate trends of federal fund rates in 2008 compared to 2007.

Total capital declined $1.3 million or 1.7% for the nine months ended September 30, 2008.  Capital growth has been challenged in 2008 due to negative capital adjustment of $1.9 million required for adoption of EITF 06-04 (to accrue post retirement benefits for endorsement split dollar life insurance plans), impairment charge of $1.75 million for Fannie Mae and Freddie Mac perpetual preferred stock, and $1.6 million increase in provision for loan losses in first nine months of 2008 compared to same period in 2007.  Also, accumulated other comprehensive income decreased approximately $1.7 million since year-end 2007. Net treasury stock purchases total approximately $9,000 year-to-date through September 30, 2008.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with FTN Financial to manage the investment portfolio.  Peer data per the June 30, 2008 (most recent available) Uniform Bank Performance Report indicates that yields on investments exceed peer at 5.35% compared to 5.10% peer.  Quarterly average rates for taxable securities for the current quarter end increased 21 basis points while tax-exempt securities decreased 15 basis points compared to prior year's third quarter.  The investment portfolio is heavily weighted in mortgage-related securities, which account for approximately 50% of total portfolio.  Mortgage-related securities consist of high quality U. S. Government Agency and mortgage-backed securities.

In third quarter 2008, the Company recorded an other-than-temporary impairment charge of $1.75 million on Fannie Mae and Freddie Mac perpetual preferred stock, which had an amortized cost of $1.85 million.  See also Results of Operations section above.

The book value of listed investment securities as of dates indicated are summarized as follows:

	AS OF SEPT 30,
	2008	2007	2006	2005	2004
U. S. Treasury & Government
Agencies	$137,488	$129,629	$120,687	$109,468	$101,693
State & Political Subdivisions	54,282	48,475	44,379	40,594	39,726
All Others	2,943	6,702	6,735	7,906	7,935
Totals	$194,713	$190,311	$177,306	$163,473	$154,859

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of September 30, 2008 are as follows:

	Held-to Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Government Agency &
Corporate Obligations	$	$	$136,246	$137,488

Securities Issued by States &
Political Subdivision in the
U. S.:
Tax-Exempt Securities	115	116	54,421	54,167
U. S. Securities:
Debt Securities			4,918	2,867
Equity Securities			76	76

Total	$115	$116	$195,661	$194,598

The available-for-sale securities portfolio reflects a net unrealized gain of $1.4 million as of December 31, 2007 compared to a net unrealized loss of $1.1 million as of September 30, 2008.  The net change of $2.5 million decrease in unrealized gains and losses includes the reclassification of $1.8 million from unrealized loss to other-than-temporary impairment charge recorded against earnings in third quarter 2008.  The related net of tax impact to accumulated other comprehensive income is a decrease of $1.7 million for the nine months ended September 30, 2008.  The net unrealized loss on the available-for-sale portfolio is primarily due to unrealized losses on other debt securities, which consist of trust preferred securities and other corporate debt securities.  These types of securities have become very illiquid in recent months due to current turmoil and volatility in financial markets.  With respect to unrealized losses on securities noted and the cash flow and other analysis performed relating to the securities, management currently believes that declines in market value are temporary and asserts positive intent and ability to hold such investments until anticipated recovery.

Pledged investments reflect a market value of approximately $141 million as of the current reportable period.  The only derivative transaction of Bancshares or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

LOANS

One of Bancshares' primary objectives is to seek quality-lending opportunities within its markets.  The majority of First Citizens' borrowers lives and conducts business in West and Middle Tennessee.  First Citizens remains committed to asset quality and will not sacrifice quality for growth.  Overall, loans increased approximately $51 million from September 30, 2007 to September 30, 2008 and increased approximately $48 million from December 31, 2007 to September 30, 2008.  Real estate loans increased $35 million when comparing September 2008 to September 2007.

Loan growth in 2008 has been primarily in core Dyer County and Obion County markets as well as newer markets in Madison and Williamson County markets.  Loans in Shelby, Tipton and Fayette County markets have been flat as of September 2008 compared to December 2007 primarily due to distressed real estate market conditions in and around the Memphis, Tennessee market.

The following table sets forth total loans held for investment net of unearned income by category for the past five years:

	AS OF SEPT 30
	2008	2007	2006	2005	2004
Real Estate:
Construction	$108,030	$101,023	$84,457	$75,991	$91,621
Mortgage	382,227	354,294	345,616	358,267	317,049
Commercial, Financial
and Agricultural	92,982	82,443	89,388	82,773	73,159
Consumer Installment	37,667	37,289	36,744	39,576	39,101
Other	11,294	6,592	4,931	3,533	7,458

Total Loans	$632,200	$581,641	$561,136	$560,140	$528,388

Distressed markets and economic conditions have impacted the loan portfolio in 2008 as evidenced by increases in net charge-offs, other real estate and provision for loan losses.  The unemployment rate for Tennessee is 7.2% as of September 2008 compared to 4.7% in September 2007 and 6.5% in June 2008.  The downturn in the national economy is impacting all states, including Tennessee.  Tennessee is experiencing job losses across all industries except for small gains in education, health services and government jobs.  The following table sets forth the balance of non-performing loans as of September 30, for the years indicated:

	AS OF SEPT 30
	2008	2007	2006	2005	2004
Non-Performing Loans:

Non-accrual	$3,327	$920	$476	$761	$1,129
90 Days Past Due
Accruing Interest	1,494	802	6,196	151	1,112

Total	$4,821	$1,722	$6,672	$912	$2,241

Non-performing loans at quarter end were 0.76% of total loans as of September 30, 2008 compared to 0.29% of total loans as of September 30, 2007.  Of the $1.5 million that are 90 days past due and still accruing interest, approximately $1.1 million carries a Small Business Administration (SBA) guarantee. See also Other Real Estate section discussed below.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. First Citizens National Bank's legal lending limit at September 30, 2008 was $11.9 million.

AGRICULTURAL LOANS

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only community bank with Farm Services Agency (FSA) Preferred Lender status in Tennessee.  Agriculture makes a significant contribution to Dyer County commerce, generating approximately over $60 million in revenue on an annual basis.  Agricultural credits secured by farmland and other types of collateral comprise approximately $84 million of total loans as of September 30, 2008 and $62 million as of September 30, 2007.  Net charge-offs for agricultural loans were $39,000 for the nine months ended September 30, 2008.

LOAN LOSS EXPERIENCE AND RESERVES FOR LOAN LOSSES

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.11% for the current quarter end compared to 1.09% for third quarter 2007 and 1.08% at year-end 2007.  A recap of activity posted to the Reserve account in current quarter resulted in the following transactions:  (1) loans charged-off  ($1,107,000) (2) recovery of loans previously charged off $69,000 and (3) additions to reserve $1,100,000.  The provision for loan losses increased $850,000 when compared to the same time period in 2007.

Non-performing loans as of current quarter end increased approximately $3 million from September 2007 to September 2008.  Non-performing loans remain in the range of less than 1% of total loans maintained the last five years and are expected to continue at a very manageable level.  First Citizens experienced an increase in past due loans due to declining economic conditions over the last twelve months, but non-performing loans are considered and are expected to continue at very manageable level.  First Citizens had no concentrations of credit of 10 percent or more of total loans in any single industry.  There are no material reportable contingencies as of this report date.

OTHER REAL ESTATE

Other real estate (ORE) increased $1.5 million from December 31, 2007 to September 30, 2008.  Fair market values of significant properties are based on independent appraisals.  Management continues efforts to liquidate ORE.  Approximately $1.4 million of the $3.8 million balance in ORE as of current quarter end is one residential property in Shelby County, which was taken into foreclosure in December 2006.  This property required modifications and additional construction to reach a point of marketability and sold at or near its market value.  Such modifications were completed in 2008 but the property has not yet sold due to distressed real estate market conditions in Shelby County.

LIQUIDITY

Liquidity is managed to ensure ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals.  The Company's primary funding sources include customer core deposits, brokered deposits, FHLB borrowings, other borrowings, and correspondent borrowings.  Deposits accounted for 83% and 84% of funding in third quarter 2008 and 2007, respectively.  Borrowed funds from the FHLB amounted to 7.4% of total funding as of September 30, 2008 and 6.6% of total funding as of September 30, 2007.  The FHLB line of credit is approximately $120 million with $33 million available at current quarter end.  The Company has a $25 million standby letter of credit with FHLB used to collateralize public deposits that reduces borrowing capacity with FHLB.  The Company has $23 million in deposit funds from the State of Tennessee.  First Citizens National Bank has approximately $90 million of brokered certificate of deposits comprising 12% of total deposits as of current quarter end.  In 2008, brokered deposits increased due to expanded use of brokered deposits as a funding source as well as participation in Certificate of Deposit Account Registry Service (CDARS) which is a network that provides additional FDIC insurance coverage up to $50 million on time deposits of our customers.  Brokered deposits including CDARS accounts have terms primarily of 12 months or less.

The bank's liquidity position has improved in the current quarter as annualized loan and balance sheet growth rates have slowed in the current quarter compared to prior quarter and the amount of federal funds purchased decreased approximately $26 million from June 30, 2008 to September 30, 2008.  Securities sold under agreements to repurchase balances increased approximately $4 million from year-end 2007 to end of third quarter 2008.

The bank's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank, brokered certificates of deposit, and others.  First Citizens National Bank has available lines of credit for federal fund purchases totaling $112 million with eight correspondent banks as well as additional borrowing capacity of approximately $33 million with FHLB.  Bancshares has a ($5 million) line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit footnotes).  Since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.  The company has a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in our liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on September 30, 2008 was $73.7 million, down 1.71% from $75.0 million on December 31, 2007.  The decrease in capital from a decrease in accumulated other comprehensive income as a result of temporary declines in current market value of available-for-sale securities.  Capital growth in 2008 has also been hindered by adoption of EITF 06-04, impairment losses on Fannie Mae and Freddie Mac preferred stock and increased provision for loan losses.  Bancshares has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Despite challenges in 2008, the Company's capital position continues to be strong as total risk based capital ratio is 11.95% as of September 30, 2008 compared to minimum ratio of 10% required to be categorized as "well capitalized" under regulatory guidelines.  Capital as a percentage of total assets for the quarter ending September 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF SEPTEMBER 30,
2008	2007	2006	2005	2004
7.95%	8.41%	8.20%	7.99%	8.06%

The dividend payout ratio is 57.6% for the current period versus 46.8% and 46.3% for third quarter 2007 and 2006, respectively.  We anticipate the dividend payout ratio to end the year in the range of 50-55%.  The payout ratio increased in 2008 due to maintaining dividend rate of $0.29 per share per quarter despite lower earnings in 2008.  Dividends per share are flat $0.29 per quarter in 2006 and 2007 and 2008.  Bancshares has re-purchased approximately less than 500 shares of its stock in the open market since December 31, 2007.  Stock repurchase average price for third quarter 2008 was $34.00 per share.  Bancshares has no formal plans or programs in place to repurchase common stock.  Purchases of treasury stock in third quarter 2008 are as follows:

	Shares	Price Paid
	Purchased	Per Share
July	-	-
August	165	$34.00
September	-	-
Total	165	$34.00

RECENT DEVELOPMENTS

In recent weeks, the United States government has taken unprecedented actions in response to financial conditions affecting the banking system and financial markets.  On September 7, 2008, the U. S. Department of Treasury placed Fannie Mae and Freddie Mac into conservatorship.  As a result, the Company incurred impairment losses on Fannie Mae and Freddie Mac preferred stock of $1.75 million.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, the law provided tax relief on the losses in Fannie Mae and Freddie Mac preferred stocks that will allow the Company to recognize $596,000 deferred tax asset in fourth quarter 2008.

On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions that will qualify as Tier I capital. Based on our risk-weighted assets as of September 30, 2008, we may be eligible to issue up to $20 million in new senior preferred stock under the program. We are currently evaluating whether to participate in the Capital Purchase Program.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Interest Rate Risk

The bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  Currently, implemented strategies have placed the Company in a liability sensitive position in which the Company would likely experience a small increase in net interest margin should rates continue to decline in 2008 or 2009.  Interest rate risk exposures are well within policy limits and stable net interest margins are expected to continue in the range of 3.7% to 4.0% experienced over the last three years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of September 30, 2008 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting during the quarter ended September 30, 2008 or subsequently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings filed against First Citizens Bancshares or its subsidiaries as of this report date.

Item 1A. Risk Factors

Deteriorating economic conditions at local and national levels may impact our operations and/or financial condition.  External pressures from volatile financial markets, declining real estate markets, inflation, job losses, and other factors increased credit risk in loans and investments in 2008.  If these conditions continue or worsen, the result could be an adverse impact to earnings through increased provision for loan losses or additional other-than-temporary impairment losses on securities.

Liquidity risk has also increased in 2008 as asset growth has outpaced deposit and capital growth.  Thus, the Company has used wholesale sources of funds such as short-term borrowings, Federal Home Loan Bank advances, and brokered time deposits to fund such growth.  The Company implemented specific strategic action plans in 2008 to combat liquidity risks.  Results from such plans improved the liquidity position of the Company in third quarter 2008.  See additional information in Liquidity section of Part I, Item II above.

While there has been no direct material impact to date to the Company's financial position or results of operations, reputation risk has certainly increased for all banks including First Citizens National Bank in 2008 due to the turmoil in financial markets and the increasing number of banks, which have been closed by the FDIC.  To mitigate increasing reputation risk, the Company has employed various strategic action plans to communicate to its customers, employees and shareholders that First Citizens National Bank continues to operate as a safe and sound financial institution.

There are no other material changes in risk factors from year-end 2007 to third quarter end 2008.  See December 31, 2007 Annual Report Form 10-K for in depth discussion of risk factors.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: November 7, 2008                                /s/  JEFFREY D. AGEE
                                                                           Chief Executive Officer
                                                                           First Citizens National Bank
                                                                                (Principal Subsidiary)

Date: November 7, 2008                              /s/    LAURA BETH BUTLER
                                                                              SENIOR VICE PRESIDENT &
                                                                             CHIEF FINANCIAL OFFICER
                                                                                First Citizens National Bank
                                                                                     (Principal Subsidiary)