Form 10-K
period 2008-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2009-03-13
CIK 719264

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
 Title of each class
None
Name of Each Exchange on Which Registered
 N/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (Section 229.40) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):
                                       Large accelerated filer [ ]     Accelerated filer [x]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]  No [x]

________________________

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2008 was approximately $82,824,918.

As of February 13, 2009, the registrant had 3,624,500 outstanding shares of common stock.

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Commission within 120 days after December 31, 2008.

ITEM 1.  BUSINESS.

General

First Citizens Bancshares, Inc. (the "Company") is a financial holding company incorporated in Tennessee in 1982. Through its principal bank subsidiary, First Citizens National Bank (the "Bank"), the Company conducts commercial banking and financial services operations primarily in West Tennessee. At December 31, 2008, the Company and its subsidiaries had total assets of approximately $927 million and total deposits of approximately $735 million. The Company's principal executive offices are located at One First Citizens Place, Dyersburg, Tennessee 38024 and its telephone number is (731) 285-4410.

The Company, headquartered in Dyersburg, Tennessee, is the holding company for the Bank and First Citizens (TN) Statutory Trusts III and IV.  These trusts hold the Company's trust preferred debt and are not consolidated but are accounted for under the equity method in accordance with generally accepted accounting principles.

The Bank is a diversified financial service institution that provides banking and other financial services to its customers. The Bank provides customary banking services, such as checking and savings accounts, fund transfers, various types of time deposits, safe deposit facilities, financing of commercial transactions and making and servicing both secured and unsecured loans to individuals, firms and corporations. The Bank is the only community bank in Tennessee recognized as a Preferred Lender for Farm Service Agency.  The Bank's agricultural services include operating loans as well as financing for the purchase of equipment and farmland. The Bank's consumer lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. The Bank typically sells long-term residential mortgages that it originates to the secondary market without retaining servicing rights. The Bank's commercial lending operations include various types of credit services for customers.

The Bank has the following subsidiaries:

  First Citizens Financial Plus, Inc., a bank service corporation wholly owned by the Bank, provides licensed brokerage services that allow the Bank to compete on a limited basis with numerous non-bank entities that provide such services to the Company's customer base.  The brokerage firm operates three locations in West Tennessee.

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

  First Citizens Investments, Inc. was organized and exists under laws of the state of Nevada.  The principal activity of this entity is to acquire and sell investment securities as well as collect income from the portfolio.  First Citizens Investments, Inc. owns the following subsidiary:

  First Citizens Holdings, Inc., a wholly owned subsidiary of First Citizens Investments, Inc., acquires and sells certain investment securities, collects income from its portfolio, and owns the following subsidiary:

  First Citizens Properties, Inc. is a real estate investment trust whose principal activity is to invest in participation interests of real estate loans made by the Bank and provide the Bank with an alternative vehicle for raising capital.  First Citizens Holdings, Inc. owns 100% of the outstanding common stock and 98% of the outstanding preferred stock of First Citizens Properties, Inc., while directors, executive officers and certain employees own the remaining 2% of such preferred stock.  The minority interest is not material to the consolidated financial statements of the Company.

The following table sets forth a comparative analysis of key metrics of the Company as of December 31, for the years indicated (in thousands):

	2008	2007	2006
Total Assets	$927,502	$876,156	$831,420
Total Deposits	734,915	690,595	666,063
Total Net Loans	589,458	578,311	542,623
Total Equity Capital	77,008	75,031	69,498

The table below provides a comparison of the Company's performance to industry standards through utilization of information provided by the Federal Reserve.   The Company is grouped with peers with assets totaling $500 million to $1 billion in this analysis. The Company's peer group consisted of 421 bank holding companies in connection with the September 30, 2008 Bank Holding Company Performance Report, which is the most recent report available as of the date of this Annual Report on Form 10-K. The following table presents comparisons of the Company with its peers as indicated in Bank Holding Company Performance Reports for the periods indicated:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	COMPANY	PEER*	COMPANY	PEER	COMPANY	PEER
Net Interest Income/Average Assets	3.42%	3.42%	3.36%	3.61%	3.60%	3.74%
Net Operating Income/Average Assets	0.83%	0.54%	1.08%	0.96%	1.10%	1.01%
Net Loan Losses/ Average Total Loans	0.31%	0.35%	0.13%	0.13%	0.23%	0.11%
Primary Capital/Average Assets	8.10%	8.82%	8.55%	9.32%	8.11%	9.27%
Cash Dividends/Net Income	55.85%	36.84%	45.93%	30.82%	46.04%	29.09%

________________

* Peer information is provided for the nine months ended September 30, 2008, which is the most recent information available.

The Company and the Bank employed a total of 263 full-time equivalent employees as of December 31, 2008.  The Company and the Bank are committed to hiring and retaining high quality employees to execute strategic plans of the Company.

The Company's Internet website address is www.firstcitizens-bank.com. The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge by link on its website on the "About Us - Investor Relations" webpage under the caption "SEC Filings" as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Shareholders may request a copy of the annual, quarterly or current reports without charge by contacting Judy Long, Secretary, First Citizens Bancshares, Inc., P. O. Box 370, Dyersburg, Tennessee 38025-0370.

Expansion

The Company, through its strategic planning process, intends to seek profitable opportunities that utilize excess capital and maximize income in Tennessee.  If the Company decides to acquire other banking institutions, its objective would be for asset growth and diversification into other market areas. Acquisitions and de novo branches might afford the Company increased economies of scale within the operation functions and better utilization of human resources. The Company would only pursue an acquisition or de novo branch if the board of directors determine it to be in the best interest of the Company and its shareholders.  The Company does not currently have any plans to acquire other banking institutions.

In 2007, the Company expanded by opening loan production offices in Jackson and Franklin, Tennessee.  In July 2008, the Franklin office was relocated and opened as a full service branch.

Competition

The business of providing financial services is highly competitive. In addition to competing with other commercial banks in the Bank's service area, the Bank competes with savings and loan associations, insurance companies, savings banks, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, credit unions and other enterprises.  In 1998, federal legislation allowed credit unions to expand their membership criterion.  Expanded membership criterion coupled with an existing tax-exempt status give credit unions a competitive advantage compared to banks.

The Bank builds and implements strategic plans and commitments to address competitive factors in the various markets it serves.  The Bank's primary strategic focus is on obtaining and maintaining profitable customer relationships in all markets.  The markets demand competitive pricing, but the Bank competes on high quality customer service that will attract and enhance loyal, profitable customers to the Bank.  Industry surveys have consistently revealed that 65-70% of customers leave banks due to customer service issues.  Accordingly, the Bank is committed to excellent customer service in all markets that it serves as a means of branding and distinguishing itself from other financial institutions.  The Bank utilizes advertising, including both newspaper and radio, and promotional activities to support its defined strategic plans.

In the markets it serves, the Bank offers a typical mix of interest-bearing transaction, savings and time deposit products as well as traditional non-interest bearing deposit accounts.  The Bank is a leader in deposit market share compared to competitors in the Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley County, Tennessee markets.

The Bank has consistently been a leader in market share of deposits in its markets for several years.  The Bank's market share has been 19% to 20% in Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley Counties in Tennessee combined and in excess of 62% in Dyer County for the last three years.  The following market share information for these counties in Tennessee (banks only, deposits inside of market) is from the Deposit Market Share Report, as of June 30, 2008, prepared annually by the FDIC:

Bank Name	# of Offices	Total Deposits (in thousands)	% of Market Share
First Citizens National Bank	15	$569,939	18.69%
First State Bank	14	679,570	22.29
Regions Bank	9	255,574	8.38
Bank of Fayette County	6	181,277	5.95
Somerville Bank & Trust Co.	5	170,340	5.59
BancorpSouth Bank	6	145,640	4.78
Bank of Ripley	4	141,152	4.63
Commercial Bank & Trust	2	114,762	3.76
INSOUTH Bank	2	94,374	3.10
Reelfoot Bank	6	94,259	3.09
Oakland Deposit Bank	3	86,968	2.85
Security Bank	6	82,875	2.72
First South Bank	2	66,080	2.17
Bank of Gleason	1	55,695	1.83
Bank of Halls	2	45,826	1.50
All others	17	264,669	8.69
Total	100	$3,049,000	100.00%

The Bank began offering full service branch operations in Williamson County in July 2008.  Therefore, market share data discussed above excludes the Franklin and Williamson County markets. The Bank also competes in the Shelby County market.  Because the size and composition of the Shelby County market is much larger and more diverse than the other markets in which the Bank operates, Shelby County is excluded from the above table. The Bank's market share in Shelby County was 0.72% and 0.46% in 2008 and 2007, respectively.

Regulation and Supervision

The Company is a one-bank financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and examination by the Board of Governors of the Federal Reserve. As a financial holding company, the Company is required to file with the Federal Reserve annual reports and other information regarding its business obligations and those of its subsidiaries.  Federal Reserve approval must be obtained before the Company may:

  Acquire ownership or control of any voting securities of a bank or bank holding company where the acquisition results in the bank holding company owning or controlling more than 5% of a class of voting securities of that bank or bank holding company; or

  Acquire substantially all assets of a bank or bank holding company or merge with another bank holding company.

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

The Bank Holding Company Act provides that the Federal Reserve shall not approve any acquisition, merger or consolidation that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States.  Further, the Federal Reserve may not approve any other proposed acquisition, merger, or consolidation, the effect of which might be to substantially lessen competition or tend to create a monopoly in any section of the country, or which in any manner would be in restraint of trade, unless the anti-competitive effect of the proposed transaction is clearly outweighed in favor of public interest by the probable effect of the transaction in meeting convenience and needs of the community to be served. Further, an application may be denied if the applicant has failed to provide the Federal Reserve with adequate assurances that it will make available such information on its operations and activities, and the operations and activities of any affiliate, deemed appropriate to determine and enforce compliance with the Bank Holding Company Act and any other applicable federal banking statutes and regulations.  In addition, consideration is given to the competence, experience and integrity of the officers, directors and principal shareholders of the applicant and any subsidiaries as well as the banks and bank holding companies concerned.  The Federal Reserve also considers the record of the applicant and its affiliates in fulfilling commitments to conditions imposed by the Federal Reserve in connection with prior applications.

A bank holding company is prohibited with limited exceptions from engaging directly or indirectly through its subsidiaries in activities unrelated to banking or managing or controlling banks. One exception to this limitation permits ownership of a company engaged solely in furnishing services to banks; another permits ownership of shares of the company, all of the activities of which the Federal Reserve has determined after due notice and opportunity for hearing, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Moreover, a financial holding company and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with any extension of credit or provision of any property or service. Subsidiary banks of a financial holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the financial holding company or to any of its other subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock for securities as collateral for loans to any borrower.

Financial holding companies are required to file an annual report of their operations with the Federal Reserve, and they and their subsidiaries are subject to examination by the Federal Reserve.

Usury, State Legislation and Economic Environment

Tennessee usury laws limit the rate of interest that may be charged by banks. Certain federal laws provide for preemption of state usury laws.

Tennessee usury laws permit interest at an annual rate of four percentage points above the average prime loan rate for the most recent week for which such an average rate has been published by the Board of Governors of the Federal Reserve, or 24%, whichever is less. The "Most Favored Lender Doctrine" permits national banks to charge the highest rate permitted by any state lender.

Specific usury laws may apply to certain categories of loans, such as the limitation placed on interest rates on single pay loans of $1,000.00 or less with a term of one year or less.  Rates charged on installment loans, including credit cards as well as other types of loans, may be governed by the Industrial Loan and Thrift Companies Act.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Financial Modernization Act of 1999 ("GLBA") permits bank holding companies meeting certain management, capital and community reinvestment act standards to engage in a substantially broader range of non-banking activities than permitted previously, including insurance underwriting and merchant banking activities.  GLBA repeals sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. GLBA authorizes financial holding companies, permitting banks to be owned by security firms, insurance companies and merchant banking companies and vice-versa. Some of these affiliations are also permissible for bank subsidiaries. GLBA gives the Federal Reserve Board authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities.

GLBA also modifies financial privacy and community reinvestment laws. The new financial privacy provisions generally prohibit financial institutions such as the Bank from disclosing non-public personal financial information to third parties unless customers have the opportunity to opt out of the disclosure.  GLBA also magnifies the consequences of a bank receiving less than a satisfactory Community Reinvestment Act ("CRA") rating, by freezing new activities until the institution achieves a better CRA rating.

Bank Secrecy Act

Over the past 30 plus years, Congress has passed several laws impacting a financial institution's responsibilities relating to the Bank Secrecy Act.  In 2005, the Federal Financial Institutions Examination Council ("FFIEC") and the federal banking agencies released the interagency "Bank Secrecy Act Anti-Money Laundering Examination Manual." The manual emphasizes a banking organization's responsibility to establish and implement risk-based policies, procedures and processes to comply with the Bank Secrecy Act and safeguard its operations from money laundering and terrorist financing. It is a compilation of existing regulatory requirements, supervisory expectations and sound practices for Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") compliance. An effective BSA/AML compliance program requires sound risk management; therefore, the manual also provides guidance on identifying and controlling risk associated with money laundering and terrorist financing.  The development of this manual was a collaborative effort of the federal banking agencies and the Financial Crimes Enforcement Network, a bureau of the Department of the Treasury, to ensure consistency in the application of the BSA/AML requirements and consistent examinations of banking organizations.

The specific examination procedures performed will depend on the BSA/AML risk profile of the banking organization, the quality and quantity of independent testing, the financial institution's history of BSA/AML compliance and other relevant factors.   The Bank has implemented effective risk-based policies and procedures that reinforce existing practices and encourage a vigilant determination to prevent the institution from becoming associated with criminals or being used as a channel for money laundering or terrorist financing activities.

USA Patriot Act

The USA Patriot Act (the "Patriot Act") enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.  The Patriot Act significantly amended and expanded the application of the Bank Secrecy Act, including enhanced customer identity measures, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Patriot Act, each financial institution is required to establish and maintain anti-money laundering programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs.  In addition, the Patriot Act requires the federal banking agencies to consider the record of a bank or banking holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. The Bank has implemented policies and procedures in compliance with stated regulations of the Patriot Act.

Federal Deposit Insurance Reform Act of 2005

The Federal Deposit Insurance Reform Act of 2005 ("FDIRA") was passed in 2006, as part of the Deficit Reduction Act of 2005.  The primary components of FDIRA are as follows:  merges the Bank Insurance Savings Fund and the Saving Association Insurance Fund into a new Deposit Insurance Fund; raises coverage on retirement accounts to $250,000; establishes indexing insurance levels for inflation; caps the fund; sets up a system of dividends; gives banks credit for past payments to the fund; and provides for flexibility if the fund should ever face financial difficulty.  The FDIC was required to implement most of the provisions of FDIRA by November 5, 2006.

FDIC Insurance Coverage Amended in 2008

Beginning with the Emergency Economic Stabilization Act of 2008, several changes have been made to federal deposit insurance coverage with regard to the types of accounts covered and coverage limits.  Included in these changes, basic FDIC coverage per depositor temporarily increased to $250,000 effective through December 31, 2009 and rules on revocable trusts were amended to remove qualification requirements and allow $250,000 coverage per beneficiary. Two separate insurance components were created under the FDIC Temporary Liquidity Guarantee Program: (i) the Debt Guarantee Program; and (ii) the Transaction Account Guarantee Program ("TAGP").  The Bank opted to participate only in the TAGP component, under which certain non-interest-bearing transaction account balances are temporarily fully guaranteed through December 31, 2009.  The Bank's FDIC insurance premium assessments will be affected based on participation in TAGP and also as a result of assessment increases required to replenish the FDIC insurance fund following the failure of numerous financial institutions in 2008 and 2009.

In October 2008, the FDIC proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  The FDIC also proposed to introduce three adjustments that could be made to an institution's initial base assessment rate, including (i) a potential decrease of up to two basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for certain institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008. On February 27, 2009, the FDIC proposed an interim rule that would impose a one-time special assessment of 20 basis points on all institutions on June 30, payable on September 30. The interim rule would also allow the FDIC to impose additional special assessments of 10 basis points on a quarterly basis. The proposal also increases quarterly assessments by another two basis points beginning in second quarter 2009.

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

The three principal requirements relating to the Privacy of Consumer Financial Information in GLBA are as follows:

  Financial institutions must provide customers with notices describing their privacy policies and practices, including policies with respect to disclosure of nonpublic personal information to affiliates and to nonaffiliated third parties. Notices must be provided at the time the customer relationship is established and annually thereafter;

  Subject to specified exceptions, financial institutions may not disclose nonpublic personal information about consumers to any nonaffiliated third party unless consumers are given a reasonable opportunity to direct that such information not be shared (to "opt out"); and

  Financial institutions generally may not disclose customer account numbers to any nonaffiliated third party for marketing purposes.

The Customer Information Security guidelines implement section 501(b) of GLBA, which requires the agencies to establish standards for financial institutions relating to administrative, technical and physical safeguards for customer records and information. The guidelines require financial institutions to establish an information security program to: identify and assess the risks that may threaten customer information; develop a written plan containing policies and procedures to manage and control these risks; implement and test the plan; and adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

Each institution may implement a security program appropriate to its size, complexity, nature and scope of its operations. The Bank has structured and implemented a financial security program that complies with all principal requirements of the act.

The regulatory agencies also published the "Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice."  Each financial institution is required to implement a response program to address unauthorized access to sensitive customer information maintained by the institution or its service providers.  The Bank has implemented an appropriate response program, which includes: formation of an "Incident Response Team"; properly assessing and investigating any incident; notifying the Office of the Comptroller of the Currency (the "OCC") of any security breach, if necessary; taking appropriate steps to contain and control any incident; and notifying affected customers when required.

Identity Theft Prevention Program

The Fair and Accurate Credit Transactions Act ("FACT") requires banking institutions to implement an Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Program requirements include incorporating federal guidelines on investigating customer address discrepancies and identifying other "red flags" that may indicate potential identity theft.  The Bank has implemented a comprehensive Identity Theft Prevention Program, which covers all customer accounts and accomplishes the following standards as set forth in FACT: (1) identify relevant red flags for covered accounts; (2) detect red flags; (3) respond appropriately to any red flags detected; and (4) ensure the program is updated periodically.

Federal Legislation on Banking Products and Services

During 2008, Congress issued federal legislation creating or amending numerous requirements on disclosures, documentation, and procedures in relation to several products and services offered by financial institutions.  Much of the legislation is being issued in response to current adverse economic conditions and provides customers with additional disclosure information and protections.  The regulatory changes include, but are not limited to, the Real Estate Settlement Procedures Act, the Truth in Lending Act and the Truth in Savings Act.  The Bank's policies and procedures are being revised to incorporate all of the recent regulatory requirements and ensure full compliance.

Federal Monetary Polices

The monetary policies of regulatory authorities, including the Federal Reserve have a significant effect on operating results of bank holding companies and their subsidiary banks.  The Federal Reserve regulates the national supply of bank credit by open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.

Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to do so in the future.  The nature of future monetary policies and the effect of such policies on the business and earnings of the company and its subsidiaries cannot be accurately predicted.

Emergency Economic Stabilization Act of 2008

As referenced above, in response to recent unprecedented market turmoil, Congress enacted the Emergency Economic Stabilization Act ("EESA") on October 3, 2008. EESA authorizes the Secretary of the Treasury (the "Secretary") to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program ("TARP"). Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument the purchase of which the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial stability.  The Secretary was authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed.  EESA also increased the maximum deposit insurance amount up to $250,000 until December 31, 2009.  Pursuant to his authority under EESA, the Secretary of the Treasury created the TARP Capital Purchase Program under which the Treasury Department is investing up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. The Company elected not to participate in the TARP Capital Purchase Program.

Insurance Activities

Subsidiaries of the Company sell various types of insurance as agents in the State of Tennessee.  Insurance activities are subject to regulation by the states in which such business is transacted.  Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing and marketing and sales practices.

ITEM 1A. RISK FACTORS.

Information contained herein includes forward-looking statements with respect to the beliefs, plans, risks, goals and estimates of First Citizens Bancshares, Inc.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control.  When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "will," "intend," "is likely," "going forward" and other expressions are intended to identify forward-looking statements.  These forward-looking statements are within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may include, but are not limited to, capital resources, strategic planning, acquisitions or de novo branching, ability to meet capital guidelines, governmental regulations, construction of new branch locations, dividends, the impact of current economic, competitive and market rate factors, critical accounting policies, allowance for loan losses, fair value of financial instruments, goodwill, occupancy and depreciation expense, held-to-maturity securities, available-for-sale securities, trading securities, cash flows, diversification in the real estate loan portfolio, net interest income, maturity of loans, loan impairment, loan ratings, re-pricing of deposits, borrowings with call features, dividend payout ratio, off-balance sheet arrangements, the impact of recently issued accounting standards, changes in funding sources, liquidity, interest rate sensitivity, net interest margins and the effectiveness of internal control over financial reporting.

Forward-looking statements are based upon information currently available and represent management's expectations or predictions of the future. As a result of risks and uncertainties involved, actual results could differ materially from such forward-looking statements. The potential factors that could affect the Company's results include but are not limited to:

•         Changes in general economic and business conditions;

•         Changes in market rates and prices of securities, loans, deposits and other financial instruments;

•         Changes in legislative or regulatory developments affecting financial institutions in general, including changes in tax, banking, insurance, securities or other financial service related laws;

•         Changes in government fiscal and monetary policies;

•         The ability of the Company to provide and market competitive products and services;

•         Concentrations within our loan portfolio;

•         The Company's ability to maintain credit quality;

•         The effectiveness of the Company's risk monitoring systems;

•         The ability of the Company's borrowers to repay loans;

•         The availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity;

•         Geographic concentration of the Company's assets;

•         The ability of the Company to attract, train and retain qualified personnel;

•         Changes in consumer preferences; and

•         Other factors generally understood to affect the financial results of financial services companies,

The Company undertakes no obligation to update its forward-looking statements to reflect events or circumstances that occur after the date of this Annual Report on Form 10-K.

In addition to the factors listed above, management believes that the risk factors set forth below should be considered in evaluating the Company's business. The relevant risk factors outlined below may be supplemented from time to time in the Company's press releases and filings with the Securities and Exchange Commission.

We are subject to credit quality risks and our credit policies may not be sufficient to avoid losses.

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay interest and principal amounts on loans.  Although we maintain credit policies and credit underwriting, monitoring and collection procedures that management believes are sufficient to manage this risk, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  If a large number of borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

If our allowance for loan losses becomes inadequate, our financial condition and results of operations could be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Management uses various assumptions and judgments to evaluate on a quarterly basis the adequacy of the allowance for loan losses in accordance with generally accepted accounting principles as well as regulatory guidelines. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed our current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have an adverse effect on our financial performance.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have an adverse effect on our results of operations.

Changes in interest rates could have an adverse effect on our earnings.

Our profitability is in part a function of the spread between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Interest rates are largely driven by monetary policies set by the Federal Open Market Committee and the shape of the yield curve.  The FOMC sets interest rates to influence the cost and availability of money and credit to help promote national economic goals.  The shape of the yield curve is the relationship of shorter-term rates to longer-term rates.  The FOMC cut rates to a historical low of a range of 0.00% to 0.25% in December 2008.  Although the Bank maintains a fairly neutral position for interest rate risk, steep rate cuts in a short period of time coupled with competitive factors pressuring pricing of loans and deposits in the current economic environment will continue to exert pressure on net interest margins.  Deposits are already priced historically low and have little room to re-price downward.  Federal Home Loan Bank borrowings comprise the majority of wholesale borrowings with the majority of those advances having fixed rates for at least the next 12 months.

Prepayment of principal cash flows from the investment portfolio is expected to increase in 2009 as rates continue to be very low and credit availability has improved recently due to the actions of the Federal Reserve and U. S. Treasury Department. Reinvestment rates on the investment portfolio have dropped significantly (at least 100 basis points) from December 2008 to February 2009.

If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, our net interest income and, therefore, earnings could be adversely affected. Earnings could also be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings. While management takes measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing the exposure to interest rate risk.

We are geographically concentrated in West Tennessee, and changes in local economic conditions impact our profitability.

We operate primarily in western Tennessee and substantially all of our loan customers and most of our deposit and other customers live or have operations in this area. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts, along with the continued attraction of business ventures to this area. Our profitability is impacted by the changes in general economic conditions in this market. One area of particular concern for 2009 is the residential real estate market in the Shelby County and surrounding markets as inventories escalated and values declined in 2008. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If financial market conditions worsen or our loan demand increases significantly, our liquidity position could be adversely affected.

We rely on dividends from the Bank as our primary source of funds. The primary sources of funds of the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Market conditions could adversely affect our ability to obtain additional capital on favorable terms, should we need it.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at new branch locations, as well as investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

Failure to compete effectively may adversely affect our results of operations and financial condition.

We encounter strong competition from other financial institutions in our market areas. In addition, established financial institutions not already operating in our market areas may open branches there at future dates or can compete in the market via the internet. In the conduct of certain aspects of banking business, we also compete with savings institutions, credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon us. Many of these competitors have substantially greater resources and lending limits and can offer services that we do not provide. While we believe that we compete effectively with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new, or to retain existing, clients may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

We expect the failure of other banks to increase our expenses.

The failure of numerous banks in 2008 and 2009 may have a negative impact to our earnings, as premiums required for FDIC insurance will increase in 2009.  We expect the new proposed fee structure to help replenish the FDIC's reserve funds will result in an additional expense of approximately $1 million in 2009 compared to 2008.  An interim rule adopted February 27, 2009, proposes to impose a one-time 20 basis point emergency assessment payable September 30, 2009 and allows the FDIC to impose up to an additional 10 basis points in any quarter thereafter. We expect the new proposed fee structure and emergency assessment to help replenish the FDIC's reserve funds will result in an additional expense of at least $2.5 million in 2009 compared to 2008.

Adverse perceptions about our business could adversely affect our results of operations and financial condition.

We believe that our reputational risk increased significantly in 2008 as a result of the number of bank failures and volume of negative media headlines related to the banking industry. As a result, the FDIC implemented various programs including increasing deposit insurance limits to $250,000 to help mitigate such risks. As part of its strategic initiatives, management implemented various action plans including communications and training sessions for our staff and communications to local customers and civic groups regarding management's view on the stability in the Company as well as most community banking institutions.

The public perception of our ability to conduct business and expand our customer base may also be affected by practices of the Company's board, management and employees. Significant relationships with vendors, customers and other external parties may also affect our reputation. Adverse perceptions about our business practices or practices of those with whom we have significant relationships could adversely impact our results of operations and financial condition.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not our shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  Future changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our financial condition and results of operations. While our policies and procedures are designed to deter and detect any such violations, there can be no assurance that such violations will not occur.

Our common stock is not listed or traded on any established securities market and is normally less liquid than securities traded in those markets.

Our common stock is not listed or traded on any established securities market and there are no plans to seek to list our common stock on any recognized exchange. Accordingly, our common stock has substantially less daily trading volume than the average securities listed on any national securities exchange. Most transactions in our common stock are privately negotiated trades and the shares are very thinly traded. There is no dealer for our stock and no "market maker." Our shares do not have a trading symbol. These factors can reduce the marketability of our shares and the lack of a liquid market can produce downward pressure on the stock price.

Our ability to pay dividends may be limited.

As a holding company, the Company is a separate legal entity from the Bank and does not have significant operations of its own. It currently depends upon the Bank's cash and liquidity to pay dividends to its shareholders. We cannot provide assurance that in the future the Bank will have the capacity to pay dividends to the Company. Various statutes and regulations limit the availability of dividends from the Bank. It is possible, depending upon the Bank's financial condition and other factors, that the Bank's regulators could assert that payment of dividends by the Bank to the Company is an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Company, we may not be able to pay dividends to our shareholders.

ITEM 1B UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

The Bank has 17 full service bank branches, three drive-thru only branches, one loan production office and 31 ATMs spread over nine Tennessee counties. A list of available banking locations and hours is maintained on the Bank's website (www.firstcitizens-bank.com) under the "Locate Us" section. The Bank owns and occupies the following properties:

•      The Bank's main branch and executive offices are located in a six-story building at One First Citizens Place (formerly 200 West Court), Dyersburg, Tennessee.  This property also includes the Banking Annex, which has an address of 215-219 Masonic Street.  The Banking Annex houses the Bank's operations, information technology, call center, bank security and mail departments;

•      The Bank's downtown drive-through branch is located at 113 South Church Street, Dyersburg, Tennessee and is a remote motor bank with six drive-thru lanes and a drive-up ATM lane;

•      The Green Village Office, located at 620 U.S. 51 Bypass adjacent to the Green Village Shopping Center in Dyersburg, Tennessee, is a full service banking facility;

•      The Newbern Branch, a full service facility, is located on North Monroe Street, Newbern, Tennessee;

•      The Industrial Park Branch located at 2211 St. John Avenue, Dyersburg, Tennessee is a full service banking facility;

•      The Ripley, Lauderdale County full service facility is located at 316 Cleveland Street in Ripley, Tennessee;

•      The Troy Branch is a full service banking facility located on Harper Street just west of Highway 51 in Troy, Tennessee;

•      As of December 31, 2008, the Union City branch operates one full service facility, two motor branches and three ATMs in Obion County.  The main office is located at 100 Washington Avenue in Union City, Tennessee.  Motor branches are located at First and Harrison Streets across from the main office and at 1509 East Reelfoot Avenue in Union City.  The 1509 East Reelfoot Avenue office closed on January 15, 2009 and was consolidated into the 100 Washington Avenue office;

•      The Martin office is located at 200 University Avenue, Martin, Tennessee and is a full service banking facility;

•      The Munford, Tennessee branch is located at 1426 Munford Avenue.  A remote building located at 1483 Munford Avenue serves as a drive-through facility;

•      The Atoka full-service branch is located at 123 Atoka-Munford Avenue, Atoka, Tennessee;

•      The Millington Branch is a full service branch facility located at 8170 Highway 51 N. Millington, Tennessee;

•      The full-service Bartlett branch is located at 7580 Highway 70, Bartlett, Tennessee;

•      The Arlington branch located at 5845 Airline Road, Arlington, Tennessee serves as a full service branch facility;

•      The Oakland branch is located at 7285 Highway 64, Oakland, Fayette County, Tennessee;

•      The Collierville branch facility is located at 3668 South Houston Levee in Collierville;

•      A building and lot at 1304 Murfreesboro Road in Franklin, Williamson County, Tennessee was purchased in 2007.  The building was renovated and opened July 23, 2008 as a full service location;

•      A lot located on Christmasville Cove in Jackson was purchased in 2007 and will be used to construct a full service branch location in two to five years; and

•      In February 2008, a lot located on Union University Drive in Jackson, Tennessee was purchased.  Construction of a full service branch at this location is expected in the next one to three years.

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

ITEM 3. LEGAL PROCEEDINGS.

Various legal claims arise from time to time through the normal course of business of the Company and its subsidiaries.  There was no material pending or threatened litigation against the Company or its subsidiaries as of December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the year ending December 31, 2008, there were no annual or special meetings of the Company's shareholders. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following graph reflects the Company's cumulative return (including dividends) as compared to the S&P 500 and Southeast Bank Group Index over a five-year period:

Holders and Market Information

As of February 13, 2009, there were 1,070 shareholders of the Company's common stock. The Company's common stock is not listed or traded on any established public trading market. The table below shows the quarterly range of high and low sale prices for the Company's common stock during the fiscal years 2008 and 2007. These sale prices represent known transactions reported to the Company and do not necessarily represent all trading transactions for the periods.

Year		High	Low
2008:	First Quarter	$34.00	$34.00
	Second Quarter	34.00	34.00
	Third Quarter	34.00	31.00
	Fourth Quarter	31.00	31.00

2007:	First Quarter	$35.00	$35.00
	Second Quarter	36.45	35.00
	Third Quarter	36.45	36.45
	Fourth Quarter	36.45	34.00

Dividends

The Company paid aggregate dividends per share of the Company's common stock of $1.16 in each of 2008 and 2007.  The following quarterly dividends per share of common stock were paid for 2008 and 2007:

Quarter	2008	2007
First Quarter	$0.29	$0.29
Second Quarter	0.29	0.29
Third Quarter	0.29	0.29
Fourth Quarter	0.29	0.29
Total	$1.16	$1.16

Future dividends will depend on the Company's earnings, financial condition, regulatory capital levels and other factors, which the board of directors considers relevant.  See Note 16 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on 10-K for more information on restrictions and limitations on the Company's ability to pay dividends.

Issuer Purchases of Equity Securities

The Company had no publicly announced plans or programs for purchase of stock during 2008. The Company purchased 407 shares of its common stock at a weighted average cost of $35.07 per share for the year ended December 31, 2008.  The number of shares of Company common stock repurchased in open-market transactions not pursuant to publicly announced plans or programs and the average price paid by month for the most recent fiscal quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2008	-	$-	-	-
November 1 - November 30, 2008	37	31.00	-	-
December 1 - December 31, 2008	-	-	-	-
Total	37	$31.00	-	-

Unregistered Sale of Securities

The Company sold 150 shares of its common stock in 2008 at a weighted average price of $34.74 per share for an aggregate price of $5,211. The Company also sold 413 shares of its common stock in 2007 at a weighted average price of $36.10 per share for an aggregate price of $14,909 and sold 1,664 shares of its common stock in 2006 at a weighted average price of $34.00 per share for an aggregate price of $56,570.  The Company used proceeds from such sales to reacquire additional shares of Company common stock. All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected financial data of the Company for the 12 months ended December 31, for the years indicated:

	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Net interest and fee income	$29,833	$27,429	$26,785	$25,740	$24,628
Gross interest income	52,467	54,279	50,927	43,432	37,977
Income from continuing operations	7,529	9,160	9,157	8,665	8,049
Income from continuing operations per common share	2.08	2.53	2.52	2.38	2.20
Net income per common share	2.08	2.53	2.52	2.38	2.20
Cash dividends declared per common share	1.16	1.16	1.16	1.12	1.12
Total assets at year end	927,502	876,156	831,420	815,749	773,204
Long-term obligations (1)	73,843	63,165	59,538	78,128	84,481
Allowances for loan losses as a % loans	1.22%	1.08%	1.13%	1.25%	1.16%
Allowances for loan losses as a % of non-performing loans	168.11%	336.24%	471.96%	349.36%	262.25%
Loans 90 days past due as a % of loans	0.73%	0.32%	0.24%	0.36%	0.44%

________________

(1) Long-term obligations consist of Federal Home Loan Bank ("FHLB") advances and acquisition debts funded by a line of credit with First Tennessee Bank and trust-preferred securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

For the year ended December 31, 2008, the Company's core earnings streams were stable and resulted in a return on equity in excess of 10%. Dividends in 2008 were held at a level consistent with the prior year despite the numerous challenges faced by the Company's industry over the past 12 months.  Such challenges include, but are not limited to, increasing provision for loan losses, impairment of shares of Fannie Mae and Freddie Mac preferred stock, stressed real estate conditions in local markets, job losses and volatility in bond markets.

The year ended December 31, 2008 resulted in decreased earnings of $7.53 million compared to $9.16 million in 2007 and $9.16 in 2006.  The two major causes of decreased earnings were increased provision for loan losses and other-than-temporary impairment losses incurred on shares of Fannie Mae and Freddie Mac preferred stock.  Provision for loan losses was $2.86 million in 2008 compared to approximately $834,000 in 2007 and approximately $683,000 in 2006.  The gross impairment loss on shares of Fannie Mae and Freddie Mac preferred stock was $1.8 million and the impairment loss, net of applicable tax adjustments, was $1.2 million.  Earnings per share were $2.08 for the year ended December 31, 2008 compared to $2.53 and $2.52 per share for the years ended December 31, 2007 and 2006, respectively.

During 2008, asset growth of 5.9% outpaced capital growth of approximately 2.6%.  Capital growth was less than asset growth primarily because of a $1.9 million reduction in retained earnings as a result of lower net income and the cumulative effect of change in accounting principle for adoption of Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4").  Decreased earnings combined with modest capital growth lowered return on average equity to 10.07% for 2008 compared to 12.79% and 13.88% for 2007 and 2006, respectively.  Return on assets ("ROA") was 0.86%, 1.08% and 1.10%, for 2008, 2007 and 2006, respectively.  The return on equity ("ROE") of 10.07% and ROA of 0.86% for 2008 exceeded the same measures for the Southeast Bank Group Index, as produced by Mercer Capital, which reported an average ROE of 1.75% and average ROA of 0.21% for 2008.

In 2008, the Company's dividend payout ratio was 56%, compared to historical range of 45% - 55% over the past five years, and the dividend yield was 3.4%, which was comparable to historical dividend yields in excess of 3%.  The Southeast Bank Group reported peer dividend payout ratio in excess of 68% and dividend yield of 2.66% for 2008.

Maintaining and improving net interest margins continue to be a top priority for many financial institutions, including the Bank.  Net interest margin has been stable over the last five years in the range of 3.7% to 3.9% despite the volatility in federal funds rates during that timeframe.  Net interest margin for 2008 improved slightly to 3.84% from 3.78% for 2007.  Current economic, competitive and market rate factors are expected to continue to exert pressure on margins going forward.  Interest rate risk position for the Company is maintained at a fairly neutral level, which also contributes to the stability of net interest margins.  For more information, see Item 7A of this Annual Report on Form 10-K.

As evidenced in the cash flow statements, the Company continues to deploy capital for purchases of premises and equipment totaling $3.3 million, $4.2 million and $2.7 million in 2008, 2007 and 2006, respectively.  Premises and equipment purchases in 2008 were primarily related to renovation of property for the full service branch in Franklin, Tennessee that opened in July 2008.  Opportunity cost on the 2008 purchases was approximately $220,000 based on the average yield on earning assets of 6.65%, as the funds likely would have been invested in loans or investments if fixed assets were not purchased.

Critical Accounting Policies

The accounting and reporting of the Company and its subsidiaries conform to accounting principles generally accepted in the United States ("GAAP") and follow general practices within the industry.  Preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management believes that the Company's estimates are reasonable under the facts and circumstances based on past experience and information supplied from professionals, regulators and others.  Accounting estimates are considered critical if (i) management is required to make assumptions or judgments about items that are highly uncertain at the time estimates are made and (ii) different estimates reasonably could have been used during the current period, or changes in such estimates are reasonably likely to occur from period to period, that could have a material impact on presentation of the Company's Consolidated Financial Statements.

The development, selection and disclosure of critical accounting policies are discussed by the Audit Committee of the Board of Directors.  Because of the potential impact on the financial condition or results of operations and the required subjective or complex judgments involved, management believes its critical accounting policies consist of the allowance for loan losses, fair value of financial instruments and goodwill and assessment of impairment.

Allowance For Loan Losses

The allowance for loan losses represents management's best estimate of inherent losses in the existing loan portfolio.  Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  Management believes the loan loss reserve estimate is a critical accounting estimate because  changes can materially affect provision for loan losses on the income statement, changes in the borrower's cash flows can impact the allowance and estimates must be made at the balance sheet date and also into the future in reference to the allowance.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.  The section below entitled "Loan Portfolio Analysis" provides further detail regarding how loans are monitored and evaluated in relation to the determination of the allowance for loan losses.  In addition, see Note 1 of the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Fair Value of Financial Instruments

GAAP requires that certain assets and liabilities be carried on the balance sheet at fair value.  Furthermore, fair value of financial instruments is required to be disclosed as a part of the notes to the Consolidated Financial Statements for other assets and liabilities.  Beginning with the year ended December 31, 2008, fair value estimates are determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") (see section below entitled "Recently Issued Accounting Standards").  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counter parties.

Fair values for the majority of the Bank's available-for-sale investment securities are based on observable market prices obtained from independent asset pricing services that are based on observable transactions but not quoted market prices.

Fair value of the only derivative held by the Company is determined using a combination of quoted market rates for similar instruments and quantitative models based on market inputs including rate, price and index scenarios to generate continuous yield or pricing curves and volatility factors.  Third party vendors are used to obtain fair value of available-for-sale securities and the cash flow hedge. For more information, see Notes 1 and 20 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Goodwill

The Company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that could potentially impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value as part of the goodwill test is a critical accounting estimate because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies. For more information, see Notes 1 and 8 in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $7.53 million for the year ended December 31, 2008 compared to $9.16 million in 2007 and $9.16 million in 2006.  Earnings per share decreased to $2.08 for 2008 compared to $2.53 in 2007 and $2.52 for 2006. Return on average assets was 0.86%, 1.08% and 1.10%, for the years ending December 31, 2008, 2007 and 2006, respectively.  Return on average equity was 10.07%, 12.79% and 13.88% for 2008, 2007 and 2006, respectively.  Increases in net interest income and other non-interest income were offset by increases in provision for loan losses, impairment losses on shares of Fannie Mae and Freddie Mac preferred stock and other non-interest expenses.

Balance sheet growth was steady at 5.9% in 2008 compared to 5.4% in 2007.  Asset growth of $51.3 million consisted of growth in federal funds sold of $21 million, growth in available-for-sale investments of $20 million and loan growth of $11 million.  Asset growth in 2008 was primarily funded through growth in deposits of $44 million.

Current economic factors including, but not limited to, stressed real estate markets, volatile fuel and energy costs and the market interest rate environment have put pressure on asset quality across the industry.  The Bank experienced some stress to certain assets in 2008, but overall asset quality was considered satisfactory despite unfavorable trends in non-performing assets in 2007 and 2008.  While trends have been unfavorable, such trends are not as significant to the Company as those at peer and larger financial institutions that have incurred significant losses in 2008.  Non-performing loans and other real estate as a percent of total loans plus other real estate at December 31, 2008 were 1.63%, compared to 0.71% at December 31, 2007 and 0.57% at December 31, 2006, while the Bank's peer group's average was 2.59% as reported in the December 31, 2008 Uniform Bank Performance Report for the Bank.  Net charge-offs in 2008 were $1.9 million compared to approximately $717,000 in 2007 and $1.3 million in 2006.  The allowance for loan losses as a percent of non-performing assets was 74.8%, 151.2% and 198.4% for 2008, 2007 and 2006, respectively.  The negative trend in this ratio over the last three years is primarily driven by increases in other real estate owned ("OREO").  Other real estate totaled $5.4 million, $2.3 million and $1.8 million as of December 31, 2008, 2007 and 2006, respectively.

Provision for loan losses increased in 2008 as trends in non-performing assets continued in an unfavorable direction.  Additions made to the reserve account, as a percent of gross charge-offs, for 2008 were 125.7% compared to 76.1% for 2007.  The allowance for loan losses as a percent of total loans was 1.22% at year-end 2008 compared to 1.08% at year-end 2007 and 1.13% at year-end 2006.  The allowance for loan losses is evaluated in accordance with GAAP and is weighted toward actual historical losses and includes factor adjustments for changes in environmental conditions.  Allowance for loan losses as a percent of loans for the Bank's peers was 1.38% as reported in the most recent Uniform Bank Performance Report.  For  more information regarding allowance for loan losses, see the section below entitled "Loan Portfolio Analysis" and Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

There was a modest improvement in net yield on average earning assets at 3.84% for 2008 compared to 3.78% and 3.75% for 2007 and 2006, respectively.  Net interest margin stability is attributed primarily to the fairly neutral position of the balance sheet in terms of interest rate risk. Therefore, fluctuations in yields on interest-earning assets were primarily offset by fluctuations in costs of interest-bearing liabilities over the past three years.  The Bank, along with other financial institutions, continues to battle net interest margins compressed by turbulent market conditions and competitive factors.  For more information, see Item 7A of this Annual Report on Form 10-K.

Total non-interest income for 2008 decreased $1.2 million as a result of net realized losses of $1.37 million on available-for-sale securities in 2008 compared to net loss of approximately $29,000 in 2007.  The 2008 net loss was primarily a result of a $1.81 million other-than-temporary impairment charge on shares of Fannie Mae and Freddie Mac preferred stock, partially offset by net gains on sale and calls of available-for-sale securities totaling approximately $436,000.  The impairment was a result of the Federal Housing Finance Agency placing both Fannie Mae and Freddie Mac under conservatorship in the third quarter of 2008.

Although total non-interest income decreased as a result of net realized losses on available-for-sale securities, trends of strong core non-interest income streams continued in 2008.  Despite the challenges of the national real estate market, the markets served by the Bank continued to deliver strong mortgage activity and stable income.  Gross income and fees recorded from this activity totaled $1.1 million in 2008 compared to $1.2 million in each of 2007 and 2006.  Fee income from deposit accounts, which includes interchange fees on debit and ATM transactions, increased to $7.2 million in 2008 from $6.9 million in 2007.  Increased service charges on deposits served to offset declines in trust and brokerage fees.  Volatility in stock and bond markets resulted in lower values of managed assets in the trust and brokerage divisions.  Therefore, fees in these divisions also decreased.

The Company's effective tax rate was 27% in 2008 compared to 25% in 2007 and 24% in 2006.  The effective tax rate and changes therein are impacted by fluctuations in certain factors including, but not limited to, the level of tax-free investments within the Bank's investment portfolio, tax-exempt earnings and expenses on Bank-owned life insurance policies, certain tax benefits that result from dividends and payouts under the Company's Employee Stock Ownership Plan ("ESOP"), temporary differences resulting from use of accelerated deprecation for tax purposes and other factors incidental to the financial services business.  Fluctuations in the deduction related to the ESOP dividends and payouts, tax-exempt interest earned in the investment portfolio and increased earnings and expenses on Bank-owned life insurance were the largest contributors to the various effective rates for the past three years.

Interest-earning assets in 2008 averaged $808 million at an average rate of 6.65% compared to $753 million at an average rate of 7.34% in 2007 and $740 million at an average rate of 7.01% in 2006.  Interest bearing liabilities at year-end 2008 averaged $737 million at a cost of 3.07% compared to $679 million at a cost of 3.96% at year-end 2007 and $670 million at a cost of 3.60% at year-end 2006.  The following table presents the year-to-date daily average balance sheet and net interest income analysis for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	YEAR-TO-DATE AVERAGES AND RATES
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

INTEREST EARNING
ASSETS:
Loans (1)(2)(3)	$606,015	$ 42,356	6.99%	$560,229	$44,700	7.98%	$554,219	$42,372	7.65%
Investment Securities:
Taxable	141,724	7,643	5.39%	137,571	7,087	5.15%	128,205	6,078	4.74%
Tax-Exempt (4)	54,204	3,529	6.51%	46,481	3,020	6.50%	43,135	2,738	6.35%
Interest Earning
Deposits	867	42	4.84%	773	47	6.08%	703	37	5.26%
Federal Funds Sold	4,721	97	2.05%	7,968	452	5.67%	13,586	633	4.66%
Total Interest Earning Assets	807,531	53,667	6.65%	753,022	55,306	7.34%	739,848	51,858	7.01%

NON-INTEREST
EARNING ASSETS:
Cash and Due from Banks	16,357	-	-	16,586	-	-	16,043	-	-
Bank Premises and Equipment	34,771	-	-	28,743	-	-	28,554	-	-
Other Assets	51,325	-	-	49,705	-	-	46,988	-	-
Total Assets	$909,984	-	-	$848,056	-	-	$831,433	-	-

LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:
Savings Deposits	$ 217,754	$ 2,846	1.31%	$201,506	$3,794	1.88%	$197,115	$3,264	1.66%
Time Deposits	390,233	14,671	3.76%	372,109	17,822	4.79%	365,839	15,568	4.26%
Federal Funds Purchased and
Other Interest Bearing
Liabilities	129,194	5,117	3.96%	105,218	5,234	4.97%	107,238	5,310	4.95%
Total Interest Bearing Liabilities	737,181	22,634	3.07%	678,833	26,850	3.96%	670,192	24,142	3.60%

(Table continued on next page.)

YEAR-TO-DATE AVERAGES AND RATES (cont'd)

	YEAR-TO-DATE AVERAGES AND RATES
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
NON-INTEREST BEARING
LIABILITIES:
Demand deposits	$90,999	-	-	$93,413	-	-	$90,360	-	-
Other liabilities	7,061	-	-	4,189	-	-	4,911	-	-
Total liabilities	835,241	-	-	776,435	-	-	765,463	-	-

SHAREHOLDERS' EQUITY	74,743	-	-	71,621	-	-	65,970	-	-

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$909,984	-	-	$848,056	-	-	$831,433	-	-

NET INTEREST INCOME		$31,033			$28,456			$27,716
NET YIELD ON AVERAGE
EARNING ASSETS			3.84%			3.78%			3.75%

(1)    Loan totals are loans held for investments and net of unearned income and loan loss reserves.

(2)    Fee income on loans held for investment is included in interest income and the computations of the yield. Loans held for sale and related mortgage banking income, however, are reported in other assets and other income and, therefore, are excluded.

(3)    Includes loans on non-accrual status.

(4)    Interest and rates on securities, which are non-taxable for federal income tax purposes, are presented on a taxable equivalent basis.

Volume Rate Analysis

The following table is an analysis of the impact of the changes in balances and rates on interest income and interest expense changes from 2008 to 2007 and 2007 to 2006 (in thousands):

	2008 Compared to 2007 Due to Changes in:			2007 Compared to 2006 Due to Changes in:
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Earned On:
Loans	$3,200	$(5,544)	$(2,344)	$480	$1,848	$2,328
Taxable Investments	224	332	556	482	527	1,009
Tax Exempt Investment
Securities	503	6	509	217	65	282
Interest Bearing Deposits with
Other Banks	5	(10)	(5)	4	6	10
Federal Funds Sold and Securities
Purchased Under Agreements
to Resell	(67)	(288)	(355)	(319)	138	(181)
TOTAL INTEREST EARNING
ASSETS	$3,865	$(5,504)	$(1,639)	$864	$2,584	$3,448

Interest Expense On:
Savings Deposits	213	(1,161)	(948)	83	447	530
Time Deposits	681	(3,832)	(3,151)	300	1,954	2,254
Federal Funds Purchased and
Securities Sold Under
Agreements to Repurchase	949	(1,066)	(117)	(100)	24	(76)
TOTAL INTEREST EARNING
LIABILITIES	1,843	(6,059)	(4,216)	283	2,425	2,708
NET INTEREST EARNINGS	$2,022	$555	$2,577	$581	$159	$740

Non-Interest Income

The following table compares non-interest income for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

		Increase			Increase
	Total	(Decrease)		Total	(Decrease)		Total
	2008	Amount	%	2007
   Amount
						%	2006
Mortgage Banking Income	$1,139	$(39)	(3.31)%	$1,178	$(7)	(0.59)%	$1,185
Income from Fiduciary Activities	816	(191)	(18.97)%	1,007	67	7.13%	940
Service Charges on Deposit Accounts	7,272	310	4.45%	6,962	903	14.90%	6,059
Brokerage Fees	1,473	(92)	(5.88)%	1,565	208	15.33%	1,357
Earnings on Bank Owned Life Insurance	833	138	19.86%	695	14	2.06%	681
Realized Gains (Losses) on Available-
For-Sale Securities	(1,374)	(1,345)	4637.93%	(29)	(29)	-	-
Other Income	1,511	(25)	(1.63)%	1,536	(75)	(4.66)%	1,611
Total Non-Interest Income	$11,670	$(1,244)	(9.63)%	$12,914	$1,081	9.14%	$11,833

Service charges on deposits increased approximately 4% primarily due to increased income from debit and ATM interchange fees.  Trust and brokerage fees decreased approximately $300,000 in the aggregate as a result of decreased market values of managed assets.  Earnings on Bank-owned life insurance ("BOLI") assets increased approximately 19% in 2008 from 2007 primarily because of increased yields as a result of transferring approximately $12 million from general account BOLI products into separate account BOLI products.  In 2008, total non-interest income (fee income) contributed 18.2% of total revenue compared to 19.2% and 18.9% for 2007 and 2006, respectively.

Income from First Citizens/White and Associates Insurance Company, LLC was included in other non-interest income.  Income from this subsidiary increased approximately $139,000 in 2008 compared to 2007.  This income increased primarily because income on crop insurance increased by approximately $102,000 or 26% in 2008 compared to 2007.  The Company's portion of other non-interest income generated by First Citizens/White and Associates Insurance Company, LLC for the years ending 2008, 2007, and 2006 totaled approximately $773,000, $634,000 and $653,000, respectively.

Non-Interest Expense

The following table compares non-interest expense for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

		Increase			Increase
	Total	(Decrease)		Total	(Decrease)		Total
	2008	Amount	Percentage	2007	Amount	Percentage	2006
Salaries and Employees
Benefits	$16,390	$703	4.48%	$15,687	$613	4.07%	$15,074
Occupancy Expense	4,596	(27)	(0.58)%	4,623	120	2.66%	4,503
Other Non-interest Expense	7,362	327	4.65%	7,034	683	10.75%	6,351

Total Non-Interest Expense	$28,348	$1,003	3.67%	$27,344	$1,416	5.46%	$25,928

The non-interest expense category is dominated by salaries and benefits expense, which comprised 58% of the total in 2008, 57% in 2007 and 58% in 2006.  Employees receive performance-based incentives based on factors including achievement of a certain ROE level (calculated excluding incentives at the holding company level), accomplishing annual budget goals and attaining or exceeding business development and other individual performance goals.  Incentive pay totaled 9.3% of salaries and benefits compared to 10.4% in 2007 and 11.0% in 2006.  Of the approximately $703,000 increase in salaries and employee benefits expenses, approximately $268,000 was as a result of adoption of EITF 06-04 effective January 1, 2008 for accounting for post-retirement death benefits pursuant to endorsement split dollar life insurance plans.  Also, approximately $371,000 of the $703,000 increase was attributable to accrual of the imputed income tax reimbursement plan, a non-qualified defined benefit plan associated with certain executives.  For more information regarding these plans, see Note 10 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  Significant expense associated with salaries and benefits is consistent with the Company's strategic plan to hire and retain high quality employees to provide outstanding customer service and strive for exceptional shareholder returns.

The efficiency ratio is a measurement of non-interest expense as a percentage of total revenue.  The efficiency ratio for the years 2008, 2007 and 2006 was 66.23%, 65.98% and 65.44%, respectively.

The following table compares assets per employee for the Company compared to its peers, based on information obtained from Uniform Bank Performance Reports at the dates specified (in thousands):

	Assets Per Employee	Assets Per Employee
December 31,	Company
 Peer Group

2008	$3,400	$4,400
2007	$3,210	$4,060
2006	$3,121	$3,940
2005	$2,967	$3,860
2004	$2,903	$3,700

Comparison of assets per employee for the Company and its peers reveals that the Company improved in 2008 but continues to be more heavily staffed than its counterparts.  The ratio of assets per employee is less than the Company's peers primarily because of growth through the addition of new branches over the past five years.  New branches typically have an inefficient assets-per-employee ratio and dilute the total assets per employee ratio as compared to peers.  The Company's ratio improved during 2008 as assets grew but average full-time equivalent employees decreased slightly. As the Company continues its expansion into Jackson and Franklin, Tennessee, assets per employee for the Company will likely continue to lag behind the Company's peers.  Also, in an effort to provide a high level of customer service, the Company has decided to staff its locations with more employees than is typical with its peers. This strategic management decision has contributed to a lower asset to employee ratio.

Occupancy expense decreased in 2008 primarily because of decreased depreciation of approximately $227,000.  Decreased depreciation was a result of controlling purchases and expenses related primarily to computer equipment and software.  Certain shorter lived assets, primarily computer equipment and software, were fully depreciated by early 2008 and were not immediately replaced with new purchases.  While the Company strives for efficiencies in these areas, expansion, data integrity/security and customer service strategies adopted by the Board will continue to exert pressure on occupancy and depreciation expense going forward.

Total other non-interest expense increased 5% and 11% in 2008 and 2007, respectively.  The integration of newer branches, expenses related to other real estate and increasing regulatory burdens continue to put pressure on non-interest expenses.  However, strategic efforts to reduce and control other operating expenses have served to offset increases in certain categories such as expense related to other real estate.  For example, advertising costs decreased approximately $54,000 in 2008 as a result of strategic efforts to control expenses in the current economic environment.  Successful implementation of strategies to increase non-interest income streams also yielded higher non-interest expenses.  Expenses incurred to implement strategic action plans to increase service charges on deposits increased approximately $150,000 in 2008 as compared to 2007.  Expenses incurred related to OREO increased approximately $386,000 in 2008 as compared to 2007. For more information regarding OREO, see the section below entitled "- Financial Condition - Other Real Estate Owned" and Note 9  in the Company's Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K.

No impairment of goodwill has been recognized since the adoption of SFAS No. 142 in 2002.  Goodwill was 1.27% of total assets and 15.36% of total capital as of December 31, 2008.

Financial Condition

Investment Securities Analysis

The following table presents the composition of securities at December 31 for the last three years (in thousands):

	December 31,
	2008	2007	2006
U. S. Treasury and Government Agencies and Corporations	$148,271	$134,460	$127,602
State and Political Subdivisions	59,588	51,037	44,338
All Others	2,641	4,910	5,436
Total Investment Securities	$210,500	$190,407	$177,376

Maturity and Yield on Securities

The following table presents contractual maturities and yields by category for debt securities as of December 31, 2008 (dollars in thousands):

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within One		Year Within		Years Within		After Ten
	Year		Five Years		Ten Years		Years
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Total
U. S. Treasury and
Government Agencies	$2,545	6.86%	$3,442	4.62%	$14,807	5.12%	$127,476	4.94%	$148,270
State and Political
Subdivisions	3,241	3.78%	10,771	6.71%	18,557	6.97%	27,019	6.40%	59,588
All Others	-	-	-	-	-	-	2,605	6.73%	2,605
Total Debt Securities	$5,786		$14,213		$33,364		$157,100		$210,463
Equity Securities							$37	0.00%	$37
Total									$210,500

________________

*              Yields are presented on a tax-equivalent basis using a federal statutory rate of 34%.

Held-To-Maturity and Available-For-Sale Securities

                The following table presents amortized cost and fair value of held-to-maturity and available-for-sale securities as of December 31, 2008 (in thousands):

	Held to Maturity		Available for Sale
		(In Thousands)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. Treasury securities	$-	$-	$-	$-
U. S. Government agencies and corporation obligations	-	-	144,596	148,270
Securities issued by states and political subdivisions in
the United States:
Taxable securities	-	-	-	-
Tax-exempt securities	115	115	59,196	59,473
U. S. securities:
Other debt securities	-	-	3,909	2,605
Equity securities	-		30	37
Total	$115	$115	$207,731	$210,385

In addition to amounts presented above, the Bank also had $5.7 million in FHLB and Federal Reserve Bank ("FRB") stock recorded at cost.

Equity securities listed above consisted primarily of shares of Fannie Mae and Freddie Mac preferred stock, which were written down through earnings by $1.8 million in September 2008.

Investments increased $20 million or 10.7% in 2008 and consisted primarily of interest cash flows which were reinvested into new securities.  Objectives of the Bank's investment portfolio management are to provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change and optimize investment performance.  Investments also serve as collateral for government, public funds and large deposit accounts that exceed FDIC-insured limits.  Pledged investments at year-end 2008 had a fair market value of $125 million.  Total held-to-maturity and available-for-sale investments at December 31, 2008, 2007 and 2006 were $210 million, $190 million and $177 million, respectively.  The average expected life of the investment securities portfolio was 3.7 years, 4.2 years and 4.4 years for 2008, 2007 and 2006, respectively.  Portfolio yields (on a tax equivalent basis) held steady at approximately 5.5% in 2008 and 2007 compared to 5.21% in 2006.

The Company classifies investments, based on intent, into trading, available-for-sale and held-to-maturity categories in accordance with GAAP.  The Company held no securities in the trading category for any of the last five years and does not expect to hold any such securities in 2009.  The Company's investment strategy is to classify most of the securities portfolio as available-for-sale, which are carried on the balance sheet at fair market value.  Classification of available-for-sale investments allows flexibility to actively manage the portfolio under various market conditions.  Cash flows increased in 2008 as a result of the current rate environment and portfolio strategies.  Cash flows for 2009 are projected to be in excess of $40 million.

U.S. Treasury securities and government agencies and corporations obligations consisted primarily of mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") and accounted for approximately 70% of the investment portfolio in each of the last two years.  Credit quality of the Company's MBS and CMO portfolio was considered strong and reflected a net unrealized gain of $3.6 million as of December 31, 2008.  Credit quality factors on the bonds and related underlying mortgages that are evaluated at the time of purchase and on a periodic basis thereafter include, but are not limited to, average loan-to-value ratios, average FICO credit score, payment seasoning (how many months of payment history), geographic dispersion, average maturity and average duration.

Approximately 28% of the portfolio was primarily invested in municipal securities at December 31, 2008.  Municipal securities totaled $59 million and were geographically diversified.  Approximately 85%, or $50 million, were general obligation municipal bonds and the remaining 15% were revenue bonds.  Overall credit quality of the municipal portfolio was considered strong and reflected a net unrealized gain of approximately $277,000 as of year-end 2008.

The remaining 2% of the portfolio consisted primarily of pooled trust-preferred securities that reflected a net unrealized loss of $1.3 million as of year-end 2008.  The market for these securities has become inactive and as a result, the quoted market values have trended significantly below amortized cost over the last 12 months.  These securities are evaluated for other-than-temporary impairment on a quarterly basis.  As of December 31, 2008, no impairment charge had been recognized on such securities and unrealized loss was reflected in accumulated other comprehensive income.  For more information, see Note 3 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The Company has one interest rate swap classified as a cash flow hedge. For more information, see Note 3 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table indicates by category unrealized gains and losses within the available-for-sale portfolio as of December 31, 2008 (in thousands):

	Unrealized
	Gain	Loss	Net
U. S. Treasury Securities and Obligations of U. S.
Government Agencies and Corporations	$3,688	$(14)	$3,674
Obligations of States and Political Subdivisions	1,065	(788)	277
All Others	7	(1,304)	(1,297)
Total	$4,760	$(2,106)	$2,654

Loan Portfolio Analysis

The following table compares the portfolio mix of loans held for investment as of year-end for the last five years (in thousands):

	December 31
	2008	2007	2006	2005	2004
Real Estate Loans:
Construction	$97,340	$106,695	$86,206	$74,817	$99,028
Mortgage	375,714	353,655	340,839	352,749	320,630
Commercial, Financial and
Agricultural Loans	80,317	80,509	80,033	78,086	72,330
Installment Loans to
Individuals	36,220	37,106	36,735	37,761	38,550
Other Loans	7,167	6,674	5,021	3,804	4,147
TOTAL LOANS	$596,758	$584,639	$548,834	$550,260	$536,012

Changes In Loan Categories

For purposes of this discussion, loans do not include loans that are sold in the secondary mortgage market.  The Company classifies loans to be sold in the secondary mortgage market separately in its consolidated financial statements. Secondary market mortgages totaled $2.6 million, $2.2 million and $3.4 million for 2008, 2007 and 2006, respectively.  For more information, see Notes 4, 5 and 6 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  Interest and fees earned on secondary mortgage loans were included in mortgage banking income as reported in other non-interest income in the Company's Consolidated Financial Statements.

Total loans at December 31, 2008 were $597 million compared to $585 million at December 31, 2007 and $549 million at December 31, 2006.  Loan growth was 2.1% in 2008 compared to 6.5% in 2007.  The following table details the breakdown of that growth by category for 2008 (dollars in thousands):

	Increase	Percent
	(Decrease)	Change
Real Estate Loans:
Construction	$(9,355)	(10.85)%
Mortgage	$22,059	6.47%
Commercial, Financial
and Agricultural	$(192)	(0.24)%
Installment Loans to Individuals	$(886)	(2.41)%
Other Loans	$493	9.82%
TOTAL LOANS	$12,119	2.21%

The loan portfolio was heavily weighted in real estate loans, which accounted for $473 million or 79% of total portfolio.  Commercial and residential construction loans accounted for $97 million of the $460 million invested in real estate loans.  Although the portfolio was heavily weighted in real estate, the Bank does not invest in sub-prime or non-traditional mortgages.  The Bank monitors its concentrations in commercial real estate in accordance with regulatory guidelines. Within real estate loans, residential mortgage loans (including residential construction) were the largest category comprising 35% of total loans.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.

Loan growth in 2008 occurred primarily in real estate loans other than construction.  In 2008, focus for real estate lending shifted to owner occupied commercial real estate and growth occurred primarily in Dyer, Obion, Madison and Williamson Counties.  Growth in Shelby County and surrounding markets was flat in 2008.  Flat growth in those markets was attributable to a combination of slower customer demand and resistance to allocate additional capital to residential real estate construction because of declining residential real estate market conditions in those areas.   Residential real estate construction as a percent of capital has trended downward over the last 12 months and was 58.53% of capital as of December 31, 2008 as compared to 79.9% at December 31, 2007 and 73.7% at December 31, 2006.

Portfolio quality remained satisfactory with the ratio of net charge offs to average net loans outstanding for 2008, 2007 and 2006 at 0.31%, 0.13% and 0.23%, respectively.  Non-performing assets as a percent of total loans plus foreclosed property at 2008 year-end increased to 1.63% compared to 0.71% and 0.57% at year-end 2007 and 2006, respectively.  A negative trend in problem credits and charge offs was expected given negative economic trends across the industry during the last 12 months.  However, strong credit risk management provided a means for timely identification and assessment of problem credits in order to minimize losses.

The following data details the internally classified loans by category as of December 31, 2008 (dollars in thousands):

	Total	Internally	Problem Loans %
Category	Outstanding	Classified	of Category
Residential Real Estate	$200,018	$8,325	4.16%
Home Equity Lines	26,869	206	0.77%
Commercial Real Estate	195,869	2,903	1.48%
Commercial Other	52,556	942	1.79%
Commercial - SBA Guaranteed	695	7	1.01%
Agriculture - Real Estate	31,941	34	0.11%
Agriculture - Other	19,848	7	0.04%
Agriculture - FSA Guaranteed	10,499	58	0.55%
USDA Guaranteed	3,776	519	13.74%

Internally classified loans are those loans that have certain characteristics or circumstances that warrant additional credit quality monitoring and may require specific reserve allocations as determined in accordance with SFAS No. 114.

Policy Guidelines

The Bank's Loan Administration sets policy guidelines approved by the Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes Board-approved guidelines for collateralization, loans in excess of loan to value ("LTV") limits, maximum loan amount and maximum maturity and amortization period for each loan type.  Policy guidelines for loan to value ratios and maturities related to various collateral are as follows:

Collateral	Max. Amortization	Max LTV
Real Estate	Various (see discussion)	Various (see discussion)
Equipment*	5 Years	75%
Inventory	5 Years	50%
Accounts Receivable	5 Years	75%
Livestock	5 Years	80%
Crops	1 Year	50%
Securities**	10 Years	75%	(Listed)
		50%	(Unlisted)

*        New farm equipment can be amortized over seven years.

**     When proceeds are used to purchase or carry margin stocks (stocks not listed on a national exchange), maximum LTV shall be 50%

The Company's policy manages risk in the real estate portfolio by adherence to supervisory limits in regards to LTV percentages, as designated by the following categories:

Loan Category	LTV Limit
Raw Land	65%
Land Development or Farmland	75%
Construction:
Commercial, Multi-Family*, and Other Non-Residential	80%
1-4 Family Residential	80%
Improved Property	80%
Owner-Occupied 1-4 Family and Home Equity	80%
Home Equity Lines	90%
Non-Owner Occupied 1-4 Family Residential	75%

* Multi-family construction loans include loans secured by cooperatives and condominiums.

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

Amortization Schedules

Loan policy requires every loan to have a documented repayment arrangement.  While reasonable flexibility is necessary to meet credit needs of customers, in general all loans are to be repaid within the following time frames:

Loan Category	Amortized Period
Raw Land	10 years
Construction	1 year
Commercial, Multi-family, and Other Non-residential	20 years
1-4 Family Residential	20 years
Improved Property Farmland	20 years
Owner-occupied 1-4 Family and Home Equity	20 years

Average Loan Yields

The average yield on loans of the Bank for the years indicated were as follows:

2008 - 6.99%
2007 - 7.98%
2006 - 7.65%
2005 - 6.86%
2004 - 6.30%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $128 million at year-end 2008.  For more information regarding commitments and standby letters of credit, see Note 18 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Loan Maturities

Contractual maturities of loans as of December 31, 2008, are as follows:

		Due After
	Due in One	One Year but	Due After
	Year or Less	Within Five Years	Five Years
		(in thousands)
Real Estate	$133,523	$247,694	$91,837
Commercial, Financial
and Agricultural	$49,019	$35,950	$2,515
All Other Loans	$10,189	$24,191	$1,840
TOTALS	$192,731	$307,835	$96,192
Loans with Maturities After One Year for which:
(In Thousands)
Interest Rates are Fixed or Predetermined	$316,101
Interest Rates are Floating or Adjustable	$87,926

The degree of interest rate risk to which a bank is subjected can be controlled through a well-defined funds management program.  The Company controls interest rate risk by matching interest sensitive assets and liabilities.  Overall, the Company remains in a fairly neutral position in terms of interest rate risk as evidenced by flat net interest margins during a three-year period in which federal funds rates have ranged from 0.25% to 5.25%.  At year-end 2008, the Company was asset-sensitive which means that assets re-price at a faster rate than liabilities.  Therefore, in a rising rate environment (with a normal yield curve) net interest income would improve, while a declining rate environment would result in decreased interest rate margins and net interest income.  Approximately $193 million or 32% of total loans will either mature over the next 12 months, while $193 million or 52% of total loans will mature after one year, but less than five years.  Approximately $96 million or 16% of total loans will mature after five years.

Non-Performing Loans

Non-performing loans and related ratios as of December 31 for each of the years presented were as follows (dollars in thousands):

	December 31,
	2008	2007	2006	2005	2004
Non-Accrual Loans	$3,673	$1,678	$371	$1,524	$1,581
Restructured Loans	-	-	-	-	-
Foreclosed Property Other Real Estate	5,424	2,302	1,815	129	337
Other Repossessed Assets	22	-	-	-	2
Loans and Leases 90 Days Past Due and Still
Accruing Interest	670	204	945	431	798
Total Non-Performing Loans and Other Assets	$9,789	$4,184	$3,131	$2,084	$2,718

Non-Performing Assets as a Percent of Loans and
Leases Plus Foreclosed Property at End of Year	1.63%	0.71%	0.57%	0.38%	0.51%
Allowance for Loan Loss as a Percent of:
Non-Performing Loans	167.26%	336.24%	471.96%	349.36%	262.03%
Gross Loans	1.22%	1.08%	1.13%	1.25%	1.16%
Addition to Reserve as a Percent of Charge-Offs	125.74%	76.09%	44.41%	167.56%	90.44%
Loans and Leases 90 days Past Due as a Percent of
Loans and Leases at Year-End	0.73%	0.32%	0.24%	0.36%	0.44%
Recoveries as a Percent of Gross Charge-Offs	17.07%	34.58%	15.34%	25.95%	20.66%

Non-performing assets consist of non-accrual loans, restructured loans, foreclosed properties and loans and leases 90 days past due and still accruing interest.  The increase in non-performing assets was primarily attributable to residential real estate lots and properties located in Shelby and surrounding counties.  Other real estate has trended higher over the last two years.  For more information about OREO, see the section below entitled "- Other Real Estate Owned."

Categorization of a loan as non-performing is not in itself a reliable indicator of probable loan losses.  The Bank's policy is to not accrue interest or discount on (i) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (ii) any asset for which payment in full of interest or principal is not expected or (iii) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 days past due test for the non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term.  A debt is well secured if it is secured by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.  Loans that represent probable losses are adequately reserved for in the allowance for loan losses.

Interest income on loans is recorded on an accrual basis.  The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses.  The gross interest income that would have been recorded for the 12 months ending December 31, 2008 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period was approximately $178,000 compared to approximately $103,000, $25,000, $33,000 and $82,000 for the same periods in 2007, 2006, 2005 and 2004, respectively.  Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be restructured loans.  The Company had restructured loans totaling $1.15 million, of which approximately $635,000 was on non-accrual status as of December 31, 2008.

Certain loans contained on the Bank's Internally Classified Problem Loan List were not included in the above listing of non-accrual, past due or restructured loans. Management is confident that, although certain of these loans may pose credit problems, any probable loss has been provided for by specific allocations to the loan loss reserve account.  Loan officers are required to develop a "plan of action" for each problem loan within their portfolio. Adherence to each established plan is monitored by Loan Administration and re-evaluated at regular intervals for effectiveness.

Loan Loss Experience and Reserve for Loan Losses

The following table summarizes activity posted to the loan loss reserve account for the past five years (in thousands):

	2008	2007	2006	2005	2004
Average Net Loans Outstanding	$606,014	$560,229	$554,219	$536,315	$511,946
Balance of Reserve for Loan Losses
at Beginning of Period	6,328	6,211	6,830	6,239	6,124
Loan Charge-Offs	(2,274)	(1,096)	(1,538)	(632)	(1,036)
Recovery of Loans Previously Charged-Off	388	379	236	164	214
Net Loans Charged-Off	(1,886)	(717)	(1,302)	(468)	(822)
Additions to Reserve Charged to Expense	2,858	834	683	1,059	937
Changes Incident to Mergers	-	-	-	-	-
Balance at End of Period	$7,300	$6,328	$6,211	$6,830	$6,239

Ratio of Net Charge-Offs to Average Net
Loans Outstanding	0.31%	0.13%	0.23%	0.09%	0.16%

Changes to the reserve account for 2008 consisted of (i) loans charged off of $2.3 million, (ii) recovery of loans previously charged off of approximately $388,000, and (iii) additions to reserves totaling $2.9 million.  Charge-offs for 2008 were spread among various markets served by the Bank with approximately half related to loans made in the Shelby County and surrounding markets.  Increased provision for loan losses in 2008 was attributable to the need to provide additional reserves given the negative trends in charge-offs and non-performing loans in 2008.

The following table identifies charge-offs and recoveries by category for the years presented (in thousands):

	2008	2007	2006	2005	2004
Charge-offs:
Commercial, Financial and Agricultural	$(638)	$(227)	$(447)	$(139)	$(459)
Real Estate-Construction	(569)	(107)	-	(242)	(115)
Real Estate-Mortgage	(655)	(406)	(685)	(62)	(138)
Installment Loans to Individuals and Credit Cards	(412)	(356)	(406)	(189)	(324)
Total Charge-offs	$(2,274)	$(1,096)	$(1,538)	$(632)	$(1,036)

Recoveries:
Commercial, Financial and Agricultural	$ 141	$124	$76	$62	$66
Real Estate-Construction	23	22	-	10	3
Real Estate-Mortgage	82	148	51	4	37
Installment Loans to Individuals and Credit Cards	142	85	109	88	108
Total Recoveries	$388	$379	$236	$164	$214
Net Charge-offs	$(1,886)	$(717)	$(1,302)	$(468)	$(822)

An analysis of the allocation of the allowance for loan losses is made on a fiscal quarter at the end of the second month (i.e., February, May, August, and November) and reported to the Board at its meeting immediately preceding quarter-end.  The allowance for loan losses is estimated using methods consistent with GAAP as well as regulatory guidance on the allowance.  Such guidance considered specifically includes but is not limited to SFAS No. 114 and SFAS No. 118 and the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued by the federal financial regulatory agencies in December 2006.

The evaluation of the adequacy of the allowance includes the identification of impaired loans and allocation of specific reserves if considered necessary on a case-by-case basis for significant loans.  A loan is impaired when it is probable that a creditor will be unable to collect all amounts of principal and interest due according to the original contractual terms of the loan. Impairment occurs when (i) the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract and (ii) fair value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value.  Specific reserve allocations are made for loans found to be collateral or interest cash flow deficient.  In addition, an allowance is determined for pools of loans including all other criticized assets as well as small homogeneous loans managed by delinquency. Impairment decisions are reported to the Board of Directors and in external reports as required by regulations.  Income recognition from impaired loans is determined in accordance with GAAP, as well as financial institution regulatory guidance.

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss.

Credit risk management process also includes an annual review of a minimum of 70% of the gross portfolio less installment loans.  The loan review function is independent of the lending process itself and results of loan review are reported to the Board of Directors.  In addition, any single note or series of notes directly or indirectly related to one borrower that equals 25% of the Bank's legal lending limit are included in the review.  The results of loan review as well as current portfolio mix by rating are incorporated into the quarterly evaluation of the allowance for loan losses.

Examples of factors taken into consideration during assessment of loan quality for rating purposes, for independent loan review and for evaluation of the adequacy of the allowance for loan losses include, but are not limited to, the following:

•         Economic conditions;

•         Management experience and depth;

•         Credit history;

•         Business conditions;

•         Sources of repayment;

•         Debt service coverage ratios;

•         Financial condition of borrower(s) and/or guarantor(s);

•         Deposit relationship;

•         Payment history;

•         Collateral values; and

•         Adherence to loan policy and adherence to loan documentation requirements.

Other Real Estate Owned

The book value of OREO was $5.4 million as of December 31, 2008 compared to $2.3 million at December 31, 2007 and $1.8 million at December 31, 2006. As of December 31, 2008, there were approximately 30 properties in OREO consisting primarily of newly constructed single-family homes and residential lots.  Approximately 95% of the $5.4 million in OREO was located in Shelby and surrounding counties.  While management continues efforts to liquidate OREO, Shelby and surrounding counties have been under stress with increasing home inventories and declining market values.  According to MarketGraphics Research Group, Inc., new home closings are projected to be less than 4,000 for the 12 months ended March 31, 2009 compared to a high in excess of 7,600 in 2006.

OREO is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of foreclosure is charged to the allowance for loan losses.  All other real estate parcels are appraised at least annually and carrying values are adjusted to reflect the decline, if any, in its realizable value.  Such adjustments made subsequent to foreclosure are charged directly to OREO expense included in other non-interest expense.

Composition of Deposits

The average amount of deposits and rates paid on such deposits are summarized in the following table for the three years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-Interest Bearing Demand Deposits	$90,999	0.00%	$93,413	0.00%	$90,360	0.00%
Savings Deposits	217,754	1.31%	201,506	1.88%	197,115	1.66%
Time Deposits	390,233	3.76%	372,109	4.79%	365,839	4.26%
Total Deposits	$698,986	2.51%	$667,028	3.24%	$653,314	2.88%

The decrease in average cost of deposits was a result of a declining rate environment offset by competitive factors on time and savings deposits.  The current market and competitive environment continues to yield fierce competition in pricing of interest-bearing deposit products.  The Bank does not compete solely on price, as strategies are focused more on customer relationships that attract and retain core deposit customers rather than time deposits.

Total deposits grew $44 million or 6.4% during the year ended December 31, 2008.  Growth was spread among various types of deposits including 12% growth in demand, 10% growth in savings and 3% growth in time deposits.  During 2008, demand deposit balances fluctuated in the range of $85 million to $110 million.  Savings deposit growth was primarily attributable to growth in the Bank's competitively priced interest bearing transaction accounts, including the Wall Street, e-Solutions and First Rate accounts.

Time deposits increased in excess of $12 million in 2008.  In June 2008, the Bank began participating in Certificate of Deposit Account Registry Service ("CDARS").  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit ("CDs") (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank's ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank's customers, purchase time deposits (referred to as "One-Way Buy" deposits) or to sell excess deposits (referred to as "One-Way Sell" deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  As of year end 2008, the Bank held reciprocal deposits and "One-Way Buy" deposits in the CDARS program totaling $45 million.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes.  Brokered deposits including CDARS accounted for $76 million or 10% of total deposits as of December 31, 2008 compared to $34 million or 4% of total deposits as of December 31, 2007.

Time deposits over $100,000 plus brokered time deposits comprised 40.5% of total time deposits as of year-end 2008 compared to 52.2% as of year-end 2007 and 51.8% as of year-end 2006.  Over 90% of time deposits greater than $100,000 and brokered time deposits will re-price over the next 12 months as a result of established strategies to deal with the current competitive market and rate environment.

Maturity Distribution of Time Deposits in Amounts of $100,000 and Over

Deposits over $100,000 decreased $11.0 million or 6.5% from 2007 to 2008.  This was primarily a result of movement of certain retail time deposits over $100,000 to the CDARS product.  Time deposits placed into the CDARS program are primarily reported as brokered time deposits in denominations of $100,000 or less.  Because of recent increase in FDIC insurance limits from $100,000 to $250,000 in October 2008, newer CDARS deposits may be provided in increments up to $250,000.  The Bank has matched certain competitors that have priced local retail time deposits well above brokered and other markets, allowing some price-sensitive volatile deposits to roll off.  These volatile price-sensitive deposits include volatile public fund time deposits.  Overall public fund time deposits decreased $14 million from $82 million at year-end 2007 to $68 million at year-end 2008.

The following table sets forth the maturity distribution of CDs and other time deposits of $100,000 or more outstanding on December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Maturing in:
Three Months or Less	$51,394	32.30%	$46,427	27.29%
Over Three Months Through Six Months	56,899	35.76%	67,203	39.50%
Over Six Months Through 12 Months	38,378	24.12%	45,540	26.76%
Over 12 Months	12,443	7.82%	10,972	6.90%
Total	$159,114	100.00%	$170,142	105.05%

Other Borrowings

In addition to deposits, the Company uses a combination of short-term and long-term borrowings to supplement its funding needs.  Short-term borrowings consist of a treasury, tax and loan demand note, federal funds purchased and short-term advances from the FHLB.  The short-term borrowings table below reflects the maximum amount of borrowings at any month end during the years presented.  Short-term borrowings are used to manage fluctuations in liquidity based on seasonality of agricultural production loans and other factors.  The maximum amount of borrowings in any given month increased in 2008 compared to 2007 and 2006 because of increased loan growth.  Loan growth accelerated in the first half of 2008 at an annualized rate in excess of 10% and then slowed to a modest 2.1% by year-end as a result of strategic efforts to improve our liquidity position.  For more information about short-term borrowings, see Note 12 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table presents short-term borrowing balances at year end, maximum borrowings at month end during the year and average cost for the years presented (dollars in thousands):

	2008	2007	2006
Amount Outstanding at End of Year	$1,000	$11,100	$1,000
Weighted Average Interest Rate at End of Year	0.00%	4.35%	5.04%
Maximum Outstanding at Any Month End	$48,500	$22,400	$13,155
Average Outstanding During Year	$20,679	$8,804	$4,501
Weighted Average Interest Rate During Year	2.70%	5.30%	4.98%

Long-term debt at the holding company level carries a variable rate and consists of a revolving line of credit with First Tennessee Bank and trust-preferred debt.  The line of credit with First Tennessee Bank was paid in full in December 2008.

The Bank's long-term debt consists of advances from the FHLB.  Average volume of FHLB advances for 2008 was $61.1 million at an average rate of 5.03% compared to $48.8 million at an average rate of 5.58% in 2007 and $58 million at an average rate of 5.67% in 2006.  The average remaining maturity for FHLB long-term borrowings is two years.  FHLB borrowings are comprised of fixed rate positions ranging from 2.16% to 6.55%.  Most of the FHLB borrowings have quarterly call features and maturities ranging from 2009 to 2017.  Approximately 54% or $34.5 million will mature on or before December 31, 2010 with $2 million maturing in 2009.  Advances totaling $40.5 million have call features offer the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR, when called.  As of December 31, 2008, advances totaling $14 million require repayment if the call feature were exercised.  Under the current and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months and, therefore, are not included in current liabilities. For more information about liquidity, see the section below entitled "-  Liquidity."

The following table presents average volumes, rates, maturities and re-pricing frequencies for long-term debt for the year ended December 31, 2008 (dollars in thousands):

	Average	Average	Average	Repricing
	Volume	Rate	Maturity	Frequency
FHLB Borrowings	$61,078	5.03%	2	Fixed
Revolving Line of Credit	424	3.77%	0	Variable
Trust Preferred Debt	10,310	5.05%	24	Variable

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2008, contractual obligations were due as follows:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Unfunded Loan Commitments	$114,982	$114,982	$-	$-	$-
Standby Letters of Credit	6,442	6,442	-	-	-
Long-Term Debt*	73,843	2,603	42,950	3,480	24,810
Capital Lease Obligations	-	-	-	-	-
Operating Leases	479	206	268	5	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$195,746	$124,233	$43,218	$3,485	$24,810

________________________

*              Long-term debt is presented as principal only, excluding interest.

Except for unfunded loan commitments and standby letters of credit, the Bank does not materially engage in off-balance sheet activities and does not anticipate material changes in volume going forward.

For more information about long-term obligations and off-balance sheet risk, see Notes 13 and 18 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Capital Resources

The following table presents return on equity and assets for the years presented:

	2008	2007	2006
Return on Assets	0.83%	1.08%	1.10%
Return on Equity	10.07%	12.79%	13.88%
Percentage of Dividends Declared to Net Income	55.85%	45.93%	46.04%
Equity to Asset Ratio	8.21%	8.45%	7.93%

Total capital (excluding reserve for loan losses) as a percentage of total assets is presented in the following table for years indicated:

2008	2007	2006	2005	2004
8.30%	8.56%	8.36%	7.80%	7.92%

Total capital increased 2.6% to $77.0 million at year-end 2008 from $75.0 million at year-end 2007.  Growth in capital during 2008 was from undistributed net income from the Bank, which was offset by a $1.9 million reduction in capital from the cumulative effect from change in accounting principle for adoption of EITF 06-04 for accounting for post-retirement benefits of endorsement split dollar life insurance plans.  Increases in other comprehensive income from improved fair market values of available-for-sale investments securities also contributed to the increase in capital in 2008.  Adjustments to capital resulting from changes in market value of available-for-sale securities and cash flow hedge are made quarterly and contributed approximately $582,000 to the growth in 2008.

The Company has historically maintained capital in excess of minimum levels established by regulation and reflects continuous improvement when comparing previous years.  The risk-based capital ratio of 12.75% at December 31, 2008 was significantly in excess of the 8% mandated by regulation.  This ratio has been maintained in the 10-12% range over the past three years.  Total capital as a percentage of total assets was 8.30%, 8.56% and 8.36%, at December 31, 2008, 2007, and 2006, respectively.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets in accordance with financial institution regulatory guidelines.  The minimum risk-based capital ratio is 8.00%.  At least one-half or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2).  Tier 1 capital or core capital consists of common shareholders' equity, qualified perpetual preferred stock and minority interests in consolidated subsidiaries.  Tier 2 capital or supplementary capital may consist of the allowance for loan and lease losses, perpetual preferred stock, term-subordinated debt and other debt and stock instruments.

Dividends payments have been steady at $1.16 per share per year in each of the last three years.  The Company's strategy continues to be to pay dividends at a level that provides dividend payout ratio and dividend yield in excess of average for peers as reported for the Southeast Bank Group and tracked by Mercer Capital.  The dividend payout ratio was 55.85% in 2008, 45.93% in 2007 and 46.04% in 2006.  The projected payout ratio for 2009 is in the range of 50-60 percent.  Dividend payout for Southeast Bank Group for 2008 was in excess of 65%.  The Company's dividend yield in 2008 was 3.41% compared to 3.31% in 2007.  The dividend yield for the Southeast Bank Group was 2.66% for 2008.  The higher dividend payout ratios but lower dividend yields for peer was reflective of lower earnings (or even net losses) and lower dividend payments experienced by peers in 2008.

As of year-end 2008, there were approximately $10 million of retained earnings available for the payment of future dividends from the Bank to the Company.  Banking regulations require certain capital levels to be maintained and may limit dividends paid by the Bank to the Company or by the Company to its shareholders.  Historically, these restrictions have posed no practical limit on the ability of the Bank or the Company to pay dividends.

Over the past 15 years, the Company has repurchased approximately 93,094 shares of its common stock and the treasury stock has weighted average cost basis of $26.39 per share.  Approximately 400 treasury shares were repurchased during 2008 at a weighted average cost of $33.73 per share.  Also, the Company sold approximately 150 shares of treasury stock in 2008 at a weighted average price of $34.74 per share.  There are currently no publicly announced plans or programs to repurchase shares in place.

Liquidity

The Company manages liquidity in a manner to ensure the availability of ample funding to satisfy loan demand, fund investment opportunities and large deposit withdrawals.  Primary funding sources for the Company include customer core deposits, FHLB borrowings, as well as correspondent bank and other borrowings.  The Company's liquidity position is further strengthened by ready access to a diversified base of wholesale borrowings which include lines of credit with the FHLB andFTN Financial, federal funds purchased, securities sold under agreements to repurchase, brokered CDs and others.  The Company has a line of credit with First Tennessee Bank for $5 million earmarked for acquisitions and other financial needs of the holding company with the entire line available at year-end 2008.

The turmoil and events in financial markets on Wall Street and across the banking industry serve as a reminder that adequate liquidity is critical to the Company's success and survival especially during times of turbulent market conditions.  Therefore, management has reviewed, tested and updated strategic action plans related to liquidity including the crisis and contingency liquidity plans to defend against any material downturn in the liquidity position.

Deposits account for 86% of funding for each of the last two years.  Borrowed funds from the FHLB amounted to 7.5% ($63 million) of total funding at year-end 2008 compared to 6.5% ($52 million) of total funding at year-end 2007.  The Bank had additional borrowing capacity of approximately $33 million with FHLB at year-end 2008.  In 2008, the Bank expanded its correspondent banking relationship base which resulted in federal fund lines of credit being expanded from four banks with lines totaling $52.5 million as of year-end 2007 to eight banks with lines totaling $112.5 million as of year-end 2008.  As of December 31, 2008, the Bank held $23 million in short-term CDs with the State of Tennessee.  Brokered time deposits were approximately $76 million and $34 million as of year-end 2008 and 2007, respectively.  The increase in brokered deposits was primarily due to addition of CDARS as an additional liquidity tool in 2008.  For more information about CDARS, see the section above entitled "- Financial Condition - Composition of Deposits."

When evaluating liquidity, comparison is made between funding needs and the current level of liquidity, plus liquidity that would likely be available from other sources. This comparison provides a means for determining whether funds management practices are adequate. Management should be able to manage unplanned changes in funding sources, as well as react to changes in market conditions that could hinder the Bank's ability to quickly liquidate assets with minimal loss.  Funds management practices are designed and implemented to ensure that the Company does not maintain liquidity by paying up for funds or by relying unduly on wholesale or credit-sensitive funding sources.  The OCC has established benchmarks to be used for guidelines in managing liquidity. The following areas are considered liquidity red flags:

  Significant increases in reliance on wholesale funding;
  Significant increases in large CDs, brokered deposits, or deposits with interest rates higher than the market;
  Mismatched funding - funding long-term assets with short-term liabilities or short-term assets with long-term liabilities;
  Significant increases in borrowings;
  Significant increases in dependence on funding sources other than core deposits;
  Reduction in borrowing lines by correspondent banks;
  Increases in cost of funds;
  Declines in levels of core deposits; and
  Significant decreases in short-term investments.

Liquidity is high priority for the Company's Funds Management Committee, which continues to seek alternative funding sources conducive to net interest margin strategies.  The following table reflects the liquidity position of the Bank as of December 31, 2008, 2007 and 2006 in comparison to the OCC Liquidity Benchmarks:

OCC Liquidity Benchmark	December 31, 2008	December 31, 2007	December 31, 2006
Short Term Liabilities/ Total Assets > 20%	16.63%	21.93%	20.12%
On Hand Liquidity to Total Liabilities < 8%	10.77%	6.72%	8.56%
Loan to Deposits < 80%	80.21%	84.05%	82.91%
Wholesale Funds/Total Sources > 15%	15.28%	16.39%	14.71%
Non Core Funding Dependence > 20%	65.25%	67.09%	50.73%

The above comparison is one quantitative means of monitoring liquidity levels.  However, other quantitative and qualitative factors are considered in the overall risk management process for liquidity.  Such other factors evaluated by management include, but are not limited to, forecasting and stress testing capital levels, diversification of funding sources, degree of reliance on short-term volatile funding sources, deposit volume trends and stability of deposits.  There are no known trends or uncertainties that are likely to have a material effect on the Company's liquidity or capital resources.  There currently exist no recommendations by regulatory authorities, which, if implemented, would have such an effect.  There are no matters of which management is aware that have not been disclosed.

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 was issued to address the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements.  SFAS 157 emphasizes that fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability.  Also, SFAS 157 establishes a fair value hierarchy that prioritizes information used to develop those assumptions. FASB issued a Staff Position which delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Adoption of SFAS 157 did not have a material impact on the Company's consolidated financial statements.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, FASB ratified EITF 06-4, which addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  EITF 06-4 states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under this issue, the obligation is not settled upon entering into an insurance arrangement. Because the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 06-4 did have a material impact on the Company's consolidated financial statements. For more information about the adoption of EITF 06-4, see Note 10 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159") to permit entities to choose to measure certain financial instruments at fair value.  This statement is expected to expand the use of fair value measurement with the intent to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160") to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The standard establishes reporting requirements for ownership interests in subsidiaries held by parties other than the parent, net income attributable to the parent and to the noncontrolling interest, changes in parent's ownership interest, initially recording any retained noncontrolling equity investment at fair value rather than carrying amount of retained investment and sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Adoption of SFAS 160 did not have a material impact on the Company's consolidated financial statements.

Business Combinations - Revised

In December 2007, FASB revised SFAS No. 141, "Business Combinations." This revision establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The effective dates of this revision are the same as SFAS 160.  Adoption of this revision did not have a material impact on the Company's consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133

SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for the Company on January 1, 2009 and did not have a significant impact on the consolidated financial statements of the Company.

Hierarchy of GAAP

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 divides the body of GAAP into four categories by level of authority. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  Adoption of SFAS 162 is not expected to have a material impact on the Company's consolidated financial statements as they are already presented in conformity with GAAP.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, FASB issued SFAS No. 163 "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("SFAS 163").  This statement requires an insurance enterprise to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how SFAS No. 60 applies to financial guarantee insurance contracts.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Adoption of this statement did not have a material impact on the Company's consolidated financial statements.

Written Loan Commitments Recorded at Fair Value through Earnings

SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"), supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 became effective on January 1, 2008 and did not have a material impact on the consolidated financial statements of the Company.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

FASB Staff Position ("FSP") No. EITF 99-20-1 was issued January 12, 2009 to amend EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets."  The amendment is designed to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, "Accounting for Certain Instruments in Debt and Equity Securities."  The guidance is effective for interim and annual reporting periods ending after December 15, 2008.  This guidance is applied in evaluating investment securities for other-than-temporary impairment.  For more information, see Note 3 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

FSP No. FAS 157-3 was issued October 10, 2008 to clarify the application of SFAS 157 in a market that is not active.  The FSP also provides an example to illustrate key considerations in determining fair value of a financial instrument when the market for that financial asset is not active.  This FSP was effective upon issuance.  This guidance was considered when determining fair value of trust-preferred securities held in the investment portfolio. For more information, see Notes 1, 3 and 20 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company monitors and employs multiple strategies to continuously manage interest rate risk and liquidity at acceptable levels.  Such strategies include but are not limited to use of FHLB borrowings, floors on variable rate loans, use of interest rate swaps and investments in mortgage-backed investments that enable the Company to have steady cash inflows.

Overall, the Company maintained a fairly neutral position in terms of interest rate risk from December 2005 to December 2008 as evidenced by the following comparison of the federal funds rate compared to net yield on average earning assets:

Interest rate risk is separated and analyzed according to the following categories of risk: (1) re-pricing;, (2) yield curve;, (3) option risk; (4) price risk; and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy.  Any unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the Bank's gap position or asset/liability management strategies.  The data schedule below reflects a summary of the Company's interest rate risk using simulations.  The projected 12-month exposure is based on different rate movements (flat, rising or declining).

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities in a flat rate environment:

CONDENSED GAP REPORT
CURRENT BALANCES
DECEMBER 31, 2008

	One	Three	Six	12	Two	Three	Five	More than Five	Non
	Month	Months	Months	Months	Years	Years	Years	Years	Sensitive
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Total

Assets:

Total Cash and Due
From	$-	$-	$-	$-	$-	$-	$-	$-	$17,888	$17,888
Total Investments	4,549	16,307	35,849	41,196	28,408	15,564	17,217	50,555	855	210,500

Total Fed Funds Sold	22,816	-	-	-	-	-	-	-	-	22,816
Total Net Loans	182,842	36,848	47,802	76,698	86,676	73,644	92,144	-	(7,196)	589,458

Total Other Assets	-	-	-	-	-	-	-	-	86,840	86,840
Total Assets	$210,207	$53,155	$83,651	$117,894	$115,084	$89,208	$109,361	$50,555	$98,387	$927,502

Liabilities:

Total Demand	$-	$-	$-	$10,841	$5,440	$5,440	$-	$87,041	$-	$108,762
Total Savings	48,603	-	-	-	19,785	19,785	50,814	94,326	-	233,313
Total Time	46,111	88,003	114,611	113,033	17,698	5,039	7,905	433	7	392,840
Total Deposits	94,714	88,003	114,611	123,874	42,923	30,264	58,719	181,800	7	734,915

Total Borrowings	26,088	12,167	800	7,213	30,653	10,978	5,571	14,138	-	107,608
Other Liabilities	-	-	-	-	-	-	-	-	7,971	7,971
Total Other Liabilities	26,088	12,167	800	7,213	30,653	10,978	5,571	14,138	7,971	115,579
Total Liabilities	120,802	100,170	115,411	131,087	73,576	41,242	64,290	195,721	7,978	850,494

Total Equity	-	-	-	-	-	-	-	-	77,008	77,008

Total Liabilities/Equity	$120,802	$100,170	$115,411	$131,087	$73,576	$41,242	$64,290	$195,721	$84,984	$927,502

Period Gap	(15,174)	(47,015)	(31,760)	(13,193)	41,508	47,966	45,071	(145,383)	13,401	-
Cumulative Gap	89,405	42,390	10,630	(2,563)	38,945	86,911	131,982	(13,401)	-	-
RSA/RSL*	87.44%	53.06%	72.48%	89.94%	156.42%	216.30%	170.11%	25.80%	115.77%	0.00%

_______________

*              RSA/RSL means the ratio of rate-sensitive assets to rate-sensitive liabilities.

CONDENSED GAP REPORT
CURRENT BALANCES
DECEMBER 31, 2007

	One	Three	Six	12	Two	Three	Five	More Than Five	Non
	Month	Months	Months	Months	Years	Years	Years	Years	Sensitive
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Total

Assets:

Total Cash and Due
From	$-	$-	$-	$-	$-	$-	$-	$-	$23,740	$23,740
Total Investments	7,180	10,293	10,983	17,445	29,852	22,121	35,885	54,957	1,691	190,407

Total Fed Funds Sold	1,502	-	-	-	-	-	-	-	-	1,502
Total Net Loans	190,124	39,395	51,640	92,763	94,580	68,241	47,896	-	(6,328)	578,311

Total Other Assets	-	-	-	-	-	-	-	-	82,196	82,196
Total Assets	$198,806	$49,688	$62,623	$110,208	$124,432	$90,362	$83,781	$54,957	$101,299	$876,156

Liabilities:

Total Demand	$-	$-	$-	$9,715	$4,857	$4,857	$-	$77,661	$-	$97,090
Total Savings	129,623	-	-	-	13,626	13,626	29,301	26,667	-	212,843
Total Time	42,152	69,149	114,807	127,037	11,138	7,237	8,964	178	-	380,662
Total Deposits	171,775	69,149	114,807	136,752	29,621	25,720	38,265	104,506	-	690,595

Total Borrowings	45,949	3,977	1,972	9,397	113	31,000	9,500	5,000	-	106,908
Other Liabilities	-	-	-	-	-	-	-	-	3,622	3,622
Total Other Liabilities	45,949	3,977	1,972	9,397	113	31,000	9,500	5,000	3,622	110,530
Total Liabilities	217,724	73,126	116,779	146,149	29,734	56,720	47,765	109,506	3,622	801,125

Total Equity	-	-	-	-	-	-	-	-	75,031	75,031

Total Liabilities/Equity	$217,724	$73,126	$116,779	$146,149	$29,734	$56,720	$47,765	$109,506	$78,653	$876,156

Period Gap	(18,975)	(23,438)	(54,156)	(35,941)	94,698	33,642	36,016	(54,549)	22,646	-
Cumulative Gap	(18,918)	(42,356)	(96,512)	(132,453)	(37,755)	(4,113)	31,903	(22,646)	-	-
RSA/RSL*	91.28%	67.95%	53.63%	75.41%	418.48%	159.31%	175.40%	50.19%	128.79%	0.00%

_______________

*              RSA/RSL means the ratio of rate-sensitive assets to rate-sensitive liabilities.

Notes to the Gap Reports

1.             The gap report reflects the interest sensitivity positions during a flat rate environment.  Time frames could change depending on whether rates rise or fall.

2.             Re-pricing overrides maturities in various time frames.

3.             Demand deposits are considered to be core and are spread among the one-year, two-year, three-year and greater than five-year categories for gap analysis.

4.             Savings accounts, also considered core, are split into various time frames based on characteristics of the various accounts and pricing strategies related to those accounts.  In a flat rate environment, regular savings accounts tend not to re-price or liquidate and become price sensitive only after a major increase in the six-month CD rate.  First Rate and Wall Street deposit products are more rate sensitive and, therefore, are placed in the variable category of less than one month.

5.             Simulations are utilized to reflect the impact of multiple rate scenarios on net interest income at risk, net income at risk and economic value of equity at risk.  Strategies are implemented to increase net interest income, while always considering the impact on interest rate risk.  Overall, the Bank manages the gap between rate sensitive liabilities to expand and contract with the rate cycle phase.  The Bank's Funds Management Committee is responsible for implementing and monitoring procedures to improve net interest income through volume increases and better pricing techniques. Long term fixed rate positions will be held to less than 25% of assets, unless they are funded with matched deposits or borrowings.

The Company's interest rate risk position is asset sensitive at year-end 2008.  Therefore, net interest margins could benefit from a slight increase in rates and would be diluted by decreases in rates over the next 12 months under a normal interest rate environment.  However, the current rate environment is unusual and all four rate-shock scenarios indicate that net interest income would increase over a 12-month period.  These unusual results are driven primarily by historically low prime and federal funds rates coupled with the use of rate floors on loans.  As of December 2008, federal funds rates have been set at the historical low of a range of 0.00% - 0.25%.  Federal funds rates at this level do not have the capacity to decrease even 100 basis points.  Therefore, in the interest rate risk models, the rates on federal funds and prime hit a floor of zero and 3.0%, respectively.  The prime rate floor of 3% assumes that the normal spread between federal funds rates and prime is maintained and remains fixed at 300 basis points.   While prime rate in the model reaches a floor of 3%, the Bank's variable rate loan pricing carries an average floor of 5.5%.  As rates in the model are shocked, loans will decrease only until the floor position is reached while some liabilities continue to re-price downward.  Therefore, the variance between the flat rate scenario and the down rate shocks are positive.  With federal funds rates currently at 0.25%, the down 100 basis points and down 200 basis point scenarios are the most unlikely scenarios.  Exposure in the up 100 basis points and up 200 basis points are more realistic scenarios.

The Company's exposure to interest rate risk is well within established policy limits as presented in the following table (dollars in thousands):

Interest Rate Risk
December 31, 2008

Tier 1 Capital                              $73,678

	Projected 12 Month Exposure
	Rate					POLICY
	Moves In	Current	Possible		% of Net Interest	% of Net Interest
Net Interest Income Levels*	Basis Pts	Position	Scenarios	Variance	Income	Income
Declining 2	(200)	$27,492	$30,167	$2,675	9.7%	-20.0%
Declining 1	(100)	27,492	28,476	984	3.6%	-10.0%
Most Likely-Base	0	27,492	27,492	-	0.0%	0.0%
Rising 1	100	27,492	28,030	538	2.0%	-10.0%
Rising 2	200	27,492	28,221	729	2.7%	-25.0%

____________________________

*              Net interest income assumes that interest rates would change immediately within the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Annual Report on Internal Control Over Financial Reporting

The management of First Citizens Bancshares, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of the Company's annual financial statements in accordance with generally accepted accounting principles of the United States.

Inherent limitations exist in the effectiveness of any internal control structure, including the possibility of human error and circumvention of controls.  Accordingly, even effective internal control can only provide reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

Alexander Thompson Arnold, PLLC, the Company's independent registered public accounting firm, has audited the Company's consolidated financial statements and issued an attestation report on the Company's internal control over financial reporting. This report appears on page 48 of this Annual Report on Form 10-K.

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
Dyersburg, Tennessee 38024

We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2008.  We also have audited First Citizens Bancshares, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Citizens Bancshares, Inc. and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, First Citizens Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  ALEXANDER THOMPSON ARNOLD PLLC

Dyersburg, Tennessee

March 3, 2009

Dyersburg, TN Fulton, KY Henderson, TN Jackson, TN Martin, TN	Milan, TN McKenzie, TN Paris, TN Trenton, TN Union City, TN

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(dollars in thousands)

	December 31, 2008	December 31, 2007
Assets

Cash and Due From Banks	$17,888	$23,740
Federal Funds Sold	22,816	1,502
Cash and Cash Equivalents	40,704	25,242
Investment Securities:
Trading Investments-Stated at Market	-	-
Held-To-Maturity, at Amortized Cost, Fair
Value of $115 at December 31, 2008
and $291 at December 31, 2007	115	290
Available-For-Sale, Stated at Market	210,385	190,117
Loans (Excluding Unearned Income of $506 at December 31, 2008
and $425 at December 31, 2007)	596,758	584,639
Less: Allowance for Loan Losses	7,300	6,328
Net Loans	589,458	578,311
Loans Held-For-Sale	2,632	2,187
Federal Home Loan Bank and Federal Reserve Bank Stocks, at Cost	5,684	5,505
Premises and Equipment	31,746	30,308
Accrued Interest Receivable	5,581	6,564
Goodwill	11,825	11,825
Other Intangible Assets	289	373
Other Real Estate	5,424	2,302
Bank Owned Life Insurance Policies	20,627	19,933
Other Assets	3,032	3,199
TOTAL ASSETS	$927,502	$876,156

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$108,762	$97,090
Time	392,840	380,662
Savings	233,313	212,843
Total Deposits	734,915	690,595
Securities Sold Under Agreements to
Repurchase	32,765	32,643
Federal Funds Purchased and Other Short
Term Borrowings	1,000	11,100
Long-Term Debt	73,843	63,165
Other Liabilities	7,971	3,622
Total Liabilities	850,494	801,125
Shareholders' Equity:
Common Stock, No Par Value - 10,000,000
Authorized; 3,717,593 Issued and
Outstanding at December 31, 2008 and 3,717,593
Issued and Outstanding at December 31, 2007	$3,718	$3,718
Surplus	15,331	15,331
Retained Earnings	58,890	57,485
Accumulated Other Comprehensive Income	1,526	944
Total Common Stock and Retained Earnings	79,465	77,478
Less-93,094 Treasury Shares, at Cost as of December 31, 2008
and 92,837 Treasury Shares, at Cost as of December 31, 2007	2,457	2,447
Total Shareholders' Equity	77,008	75,031

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$927,502	$876,156

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Interest Income
Interest and Fees on Loans	$42,357	$44,700	$42,372
Interest and Dividends on Investment Securities:
Taxable	7,334	6,679	5,719
Tax-exempt	2,329	1,993	1,807
Dividends	309	408	359
Other Interest Income	138	499	670
Total Interest Income	52,467	54,279	50,927

Interest Expense
Interest on Deposits	17,517	21,616	18,832
Interest on Borrowings	4,166	4,057	4,370
Other Interest Expense	951	1,177	940
Total Interest Expense	22,634	26,850	24,142
Net Interest Income	29,833	27,429	26,785

Provision for Loan Losses	2,858	834	683
Net Interest Income After Provision for Loan Losses	26,975	26,595	26,102

Other Income
Mortgage Banking Income	1,139	1,178	1,185
Income from Fiduciary Activities	816	1,007	940
Service Charges on Deposit Accounts	7,272	6,962	6,059
Brokerage Fees	1,473	1,565	1,357
Earnings on Bank Owned Life Insurance	833	695	681
Securities Gains (Losses) - Net	(1,374)	(29)	-
Other Income	1,511	1,536	1,611
Total Other Income	11,670	12,914	11,833

Other Expenses
Salaries and Employee Benefits	16,833	15,687	15,074
Net Occupancy Expense	1,745	1,685	1,591
Depreciation	1,868	2,095	2,059
Data Processing Expense	984	843	853
Legal and Professional Fees	353	327	284
Stationary and Office Supplies	259	286	284
Amortization of Intangibles	85	85	85
Advertising and Promotions	711	765	654
Expenses Related to Other Real Estate	719	332	50
Other Expenses	5,234	5,239	4,994
Total Other Expenses	28,348	27,344	25,928

Net Income Before Income Taxes	10,297	12,165	12,007
Provision for Income Tax Expense	2,768	3,005	2,850
Net Income	$7,529	$9,160	$9,157
Earnings Per Common Share:
Net Income	$2.08	$2.53	$2.52

Weighted Average Shares Outstanding	3,625	3,626	3,633

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Net Income For Year	$7,529	$9,160	$9,157

Other Comprehensive Income, Net of Tax:
Net Change in Unrealized (Losses) Gains on Cash Flow Hedge	(14)	(37)	40
Net Change in Unrealized Gains on Available-
for-Sale Securities	596	873	968
Total Other Comprehensive Income, Net of Tax	582	836	1,008

Total Comprehensive Income	$8,111	$9,996	$10,165

 Related tax effects allocated to each component of other comprehensive income are as follows:

	Before-tax	Tax (Expense)	Net-of-tax
	Amount	or Benefit	Amount

Year Ended December 31, 2008:
Unrealized (Losses) Gains on Cash Flow Hedge	$(23)	$9	$(14)
Unrealized Gains (Losses) on Available-for-Sale Securities:
Unrealized (Losses) Gains Arising During the Period	(408)	156	(252)
Reclassification Adjustments For Net Losses Included in Net Income	1,374	(526)	848
Unrealized Gains (Losses) on Available-for-Sale Securities, net	966	(370)	596
Net Unrealized Gains (Losses)	$943	$(361)	$582

Year Ended December 31, 2007;
Unrealized (Losses) Gains on Cash Flow Hedge	$(60)	$23	$(37)
Unrealized Gains (Losses) on Available-for-Sale Securities:
Unrealized Gains (Losses) Arising During the Period	1,385	(530)	855
Reclassification Adjustments For Gains (Losses) Included
in Net Income	29	(11)	18
Unrealized Gains (Losses) on Available-for-Sale Securities, net	1,414	(541)	873
Net Unrealized Gains (Losses)	$1,354	$(518)	$836

Year Ended December 31, 2006;
Unrealized Gains (Losses) on Cash Flow Hedge	$61	$(21)	$40
Unrealized Gains (Losses) on Available-for-Sale Securities:
Unrealized Gains (Losses) Arising During the Period	1,465	(497)	968
Reclassification Adjustments For Losses Included in Net Income	-	-	-
Unrealized Gains (Losses) on Available-for-Sale Securities, net	1,465	(497)	968
Net Unrealized Gains (Losses)	$1,526	$(518)	$1,008

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands, except per share data)

					Accum.
					Other
	Common Stock			Retained	Compre.	Treasury
	Shares	Amount	Surplus	Earnings	Income	Stock	Total
	(#)	($)	($)	($)	($)	($)	($)
Balance January 1, 2006	3,718	$3,718	$15,331	$47,591	$(900)	$(2,094)	$63,646

Net Income, Year Ended December 31, 2006				9,157			9,157
Adjustment of Unrealized Gain on
Securities Available-for-Sale, net of tax					968		968
Adjustment of Unrealized Gain on
Cash Flow Hedge, net of tax					40		40
Cash Dividends Paid - $1.16 per Share				(4,216)			(4,216)
Treasury Stock Transitions - Net						(97)	(97)
Balance December 31, 2006	3,718	$3,718	$15,331	$52,532	$108	$(2,191)	$69,498

Net Income, Year Ended December 31, 2007				9,160			9,160
Adjustment of Unrealized Gain on
Securities Available-for-Sale, net of tax					873		873
Adjustment of Unrealized Gain (Loss) on
Cash Flow Hedge, net of tax					(37)		(37)
Cash Dividends Paid - $1.16 per Share				(4,207)			(4,207)
Treasury Stock Transitions - Net						(256)	(256)
Balance December 31, 2007	3,718	$3,718	$15,331	$57,485	$944	$(2,447)	$75,031

Net Income, Year Ended December 31, 2008				7,529			7,529
Cumulative effect for change in accounting
principle (adoption of EITF 06-04)				(1,919)			(1,919)
Adjustment of Unrealized Gain on
Securities Available-for-Sale, net of tax					596		596
Adjustment of Unrealized Gain (Loss) on
Cash Flow Hedge, net of tax					(14)		(14)
Cash Dividends Paid - $1.16 per Share				(4,205)			(4,205)
Treasury Stock Transitions - Net						(10)	(10)
Balance December 31, 2008	3,718	$3,718	$15,331	$58,890	$1,526	$(2,457)	$77,008

Note:  See accompanying notes to consolidated financial statements.

 FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	2008	2007	2006
Operating Activities
Net Income	$7,529	$9,160	$9,157
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	2,858	834	683
Provision for Depreciation	1,868	2,095	2,059
Provision for Amortization - Intangibles	85	85	85
Deferred Income Taxes	(870)	669	336
Realized Investment Security Losses	1,374	29	-
Net (Increase) Decrease in Loans Held-for-Sale	(445)	1,262	(406)
Decrease (Increase) in Accrued Interest Receivable	983	196	(1,282)
Increase in Accrued Interest Payable	148	245	632
(Increase) in Cash Surrender Value of Bank Owned Life Insurance	(694)	(564)	(676)
Net (Increase) in Other Assets	(12)	(403)	(441)
Net Increase (Decrease) in Other Liabilities	2,821	(362)	(630)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,645	$13,246	$9,517

Investing Activities
Proceeds of Maturities of Held-to-Maturity Investment Securities	$175	$-	$-
Proceeds of Sales of Available-for-Sale Investment Securities	30,497	23,413	-
Proceeds of Paydowns and Maturities of Available-for-Sale
Investment Securities	50,402	18,572	22,669
Purchases of Available-for-Sale Investment Securities	(101,226)	(53,361)	(36,637)
Increase in Loans - Net	(18,807)	(38,286)	(6,037)
Proceeds from Sale of Other Real Estate	1,396	969	654
Premiums on Bank Owned Life Insurance-Net	-	(2,145)	(535)
Purchase of Premises and Equipment	(3,306)	(4,169)	(2,651)
NET CASH USED BY INVESTING ACTIVITIES	$(40,869)	$(55,007)	$(22,537)

Financing Activities
Net Increase in Demand Deposits, NOW Accounts,
and Savings Accounts	$32,142	$14,016	$8,928
Increase in Time Deposits - Net	12,178	10,516	21,626
Increase in Long-Term Borrowings	12,000	10,155	-
Payment of Principal on Long-Term Debt	(1,319)	(6,528)	(18,590)
Cash Dividends Paid	(4,205)	(4,207)	(4,216)
Net (Decrease) Increase in Short-Term Borrowings	(10,100)	10,762	(2,772)
Treasury Stock Transactions - Net	(10)	(256)	(97)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 40,686	$ 34,458	$ 4,879
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,462	(7,303)	(8,141)
Cash and Cash Equivalents at Beginning of Year	25,242	32,545	40,686
CASH AND CASH EQUIVALENTS AT END OF YEAR	$40,704	$25,242	$32,545

Supplemental Cash Flow Information:
Interest Paid	$22,782	$27,095	$24,142
Income Taxes Paid	$2,425	$2,950	$2,870

Supplemental Noncash Disclosures:
Transfers from Loans to Foreclosed Assets	$5,510	$488	$2,613
Transfers from Foreclosed Assets to Loans	$423	$416	$220

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of First Citizens Bancshares, Inc., and subsidiaries (the "Company") conform to generally accepted accounting principles.  The significant policies are described as follows:

Basis of Presentation

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.  The Consolidated Financial Statements include all accounts of the Company and its subsidiary, First Citizens National Bank (the "Bank").  First Citizens Capital Assets, Inc., a subsidiary of the Company, was liquidated in December 2006 with no material impact to Consolidated Financial Statements.  First Citizens (TN) Statutory Trusts II, III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in Other Assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly owned subsidiaries, First Citizens Financial Plus, Inc. and First Citizens Investments, Inc., which are consolidated into its financial statements.  The Company's investment in these subsidiaries is reflected on the Company's condensed balance sheet (See Note 22).

The Bank has a 50% ownership in two insurance subsidiaries both of which are accounted for using the equity method.  White and Associates/First Citizens Insurance, LLC is a general insurance agency offering a full line of insurance products and First Citizens/White and Associates Insurance Company's principal activity is credit insurance.  The investment in these subsidiaries is included in Other Assets on the Balance Sheets presented in this report and earnings from these subsidiaries are recorded in Other Income on the Income Statements presented in this report.

The principal activity of First Citizens Investments, Inc. is to acquire and sell investment securities as well as collect the income from the portfolio.  First Citizens Holdings, Inc., a wholly owned subsidiary of First Citizens Investments, Inc., acquires and sells certain investment securities, collects income from its portfolio, and owns First Citizens Properties, Inc., a real estate investment trust.  First Citizens Properties, Inc. invests in participation interests of real estate loans made by the Bank and provides the Company with an alternative vehicle for raising capital.  First Citizens Holdings, Inc. owns 98% of the outstanding preferred stock of First Citizens Properties, Inc. and directors, executive officers and certain employees own the remaining 2%.

The Company also has two wholly owned subsidiaries, First Citizens (TN) Statutory Trust III and First Citizens (TN) Statutory Trust IV.  First Citizens (TN) Statutory Trust II was terminated in March 2007.  The purpose and activities of these trusts are further discussed in Note 13 of Notes to the Consolidated Financial Statements.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the fair value of investment securities, determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

Cash Equivalents

Cash equivalents include amounts due from banks, which do not bear interest and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

Securities

Investment securities are classified as follows:

•         Held-to-maturity, which includes those investment securities which the Company has the intent and the ability to hold until maturity;

•         Trading securities, which include those investments that are held for short-term resale; and

•         Available-for-sale, which includes all other investment securities.

Held-to-maturity securities are reflected at cost, adjusted for amortization of premiums and accretion of discounts using methods, which approximate the interest method.  Available-for-sale securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases to accumulated other comprehensive income unless unrealized losses are considered to be other-than-temporarily impaired.  Other-than-temporary impairment losses are recorded against earnings in Realized Gains (Losses) on Available-for-Sale Securities, which is separately stated in Other Income section on the Consolidated Income Statements.  Trading securities, where applicable, are carried at fair value, and unrealized gains and losses on these securities are included in net income.

Realized gains and losses on investment securities transactions are determined based on the specific identification method and are included in net income.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Servicing rights are not retained when mortgage loans are sold.  Income from loans held for sale is reported in Mortgage Banking Income, which is included in Other Non-Interest Income in the Consolidated Financial Statements.

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

The allowance consists of specific and general components.  The specific component relates to specific loans that are considered impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114.  For each impaired loan, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and pools of homogeneous loans not evaluated individually for impairment.  The general component is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect scheduled payments of principal or interest when due according to contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of delay, reasons for the delay, borrower's prior payment record, and amount of the shortfall in relation to principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and smaller balance residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Other Real Estate

Real estate acquired through foreclosure is separately stated on the Consolidated Balance Sheets as "Other Real Estate" and recorded at the lower of fair value.  Adjustments made at the date of foreclosure are charged to the allowance for loan losses.  Expenses incurred in connection with ownership, subsequent adjustments to book value, and gains and losses upon disposition are included in other non-interest expenses.

Adjustments to net realizable value subsequent to acquisition are made at least annually if necessary based on appraisal.

Income Taxes

The Company uses the accrual method of accounting for federal and state income tax reporting.   Deferred tax assets or liabilities are computed for significant differences in financial statement and tax bases of assets and liabilities, which result from temporary differences in financial statement and tax accounting. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  Provision for income taxes is made on a separate income tax return basis for each entity included in the Consolidated Financial Statements.

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

Fair Value

Fair value measurements are used to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") effective January 1, 2008 for all applicable financial and non-financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.   This standard does not expand the use of fair value in any new circumstances but clarifies the principle that fair value should be based on assumptions that market participants would use when pricing the asset or liability.  The standard outlines the following three acceptable valuation techniques that may be used to measure fair value:

  Market approach-The market approach uses prices and other relevant information generated by market transactions involving identical or similar assets or liabilities.  This technique includes matrix pricing that is a mathematical technique used principally to value debt securities without relying solely on quoted prices for specific securities but rather by relying on securities' relationship to other benchmark quoted securities.
  Income approach-The income approach uses valuation techniques to convert future amounts such as earnings or cash flows to a single present discounted amount.  The measurement is based on the value indicated by current market expectations about those future amounts.  Such valuation techniques include present value techniques, option-pricing models (such as Black-Scholes-Merton formula and a binomial model), and multi-period excess earnings method (used to measure fair value of certain intangible assets).
  Cost approach-The cost approach is based on current replacement cost which is the amount that would currently be required to replace the service capacity of an asset.

Valuation techniques are selected as appropriate for the circumstances and for which sufficient data is available.  Valuation techniques are to be consistently applied but a change in valuation techniques or its application may be made if the change results in a measurement that is equally or more representative of fair value in the circumstances.  Revisions resulting from a change in valuation technique or its application are accounting for as a change in accounting estimate (in accordance with SFAS No. 154, "Accounting Changes and Error Corrections") which does not require the change in accounting estimate to be accounted for by restating or retrospectively adjusting amounts reported in financial statements of prior periods or by reporting pro forma amounts for prior periods.

SFAS 157 also establishes a hierarchy that prioritizes information used to develop those assumptions.  The level in the hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company considers an input to be significant if it drives more than 10% of the total fair value of a particular asset or liability.  The hierarchy is as follows:

Level 1 Inputs (Highest ranking):    Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

Level 3 Inputs (Lowest ranking):     Unobservable inputs for determining fair values of assets and liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets and liabilities.

Assets and liabilities may be measured for fair value on a recurring basis (daily, weekly, monthly or quarterly) or on a non-recurring basis in periods subsequent to initial recognition.  Recurring valuations are measured regularly for investment securities and the cash flow hedge.  Loans held for sale, other real estate and impaired loans are measured at fair value on a non-recurring basis and do not necessarily result in a change in the amount recorded on the balance sheet.  Generally, these assets have non-recurring valuations that are the result of application of other accounting pronouncements that require the assets be assessed for impairment or at the lower of cost or fair value.  Fair values of loans held for sale are considered Level 2.  Fair values for other real estate and impaired loans are considered Level 3.  See also Note 20.

The Company obtains fair value measurements for securities and the cash flow hedge from a third party vendor.  The cash flow hedge and the majority of the available-for-sale securities are valued using Level 2 inputs.  Collateralized debt obligation securities that are backed by trust preferred securities and account for less than 2% of the available-for-sale securities portfolio are valued using Level 3 inputs.  The fair value measurements reported in Level 2 are primarily matrix pricing that considers observable data (such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors).  Fair value measurements for trust-preferred securities are obtained through the use of valuation models that include unobservable inputs which are considered Level 3.  See additional discussion of valuation techniques and inputs at Note 20.

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

Effective January 1, 2008, the Company adopted provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions enabling the Company to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a material impact on the financial statements of the Company.

NOTE 2 - CASH RESERVE REQUIREMENTS

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during both 2008 and 2007 were, approximately $500,000.

NOTE 3 - INVESTMENT SECURITIES

The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of investment securities for the dates presented, segregated into held-to-maturity and available-for-sale categories:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2008 (in thousands):
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$115	$-	$-	$115

Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of U.S.
Government Agencies and Corporations	$144,596	$3,688	$(14)	$148,269
Obligations of States and Political Subdivisions	59,196	1,065	(788)	59,474
All Others	3,939	7	(1,304)	2,642
	$207,731	$4,760	$(2,106)	$210,385

As of December 31, 2007 (in thousands):
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$290	$1	$-	$291

Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of U.S.
Government Agencies and Corporations	$134,139	$1,004	$(971)	$134,171
Obligations of States and Political Subdivisions	49,374	1,772	(110)	51,037
All Others	4,913	131	(135)	4,909
	$188,426	$2,907	$(1,216)	$190,117

The table below summarizes contractual maturities of debt securities held-to-maturity and available-for-sale as of December 31, 2008 (in thousands):

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts Maturing In:
One Year or Less	$-	$-	$5,733	$5,786
After One Year Through Five Years	115	115	13,870	14,098
After Five Years Through Ten Years	-	-	32,532	33,364
After Ten Years	-	-	155,566	157,100
	$115	$115	$207,701	$210,348
Equity securities			30	37
Total securities	$115	$115	$207,731	$210,385

Sales and gains (losses) on sale of available-for-sale securities are presented as follows (in thousands):

	Gross Sales	Gains	Losses	Net
Year Ended December 31,
2008 - Securities Available-for-Sale	$30,497	$396	$(40)	$356
2007 - Securities Available-for-Sale	23,341	77	(106)	(29)
2006 - Securities Available-for-Sale	-	-	-	-

Realized losses on available-for-sale securities for the year ended December 31, 2008 include the net gain on sale of approximately $356,000 as presented in the above table as well as $1.8 million impairment loss on shares of Fannie Mae and Freddie Mac preferred stock and an approximately $80,000 gain on calls of securities available-for-sale totaling $6.1 million.

At December 31, 2008 and 2007, investment securities were pledged to secure government, public and trust deposits as follows (in thousands):

	Amortized Cost	Fair Value
2008	$121,820	$124,868
2007	$129,328	$130,107

The following table presents information on securities with gross unrealized losses at December 31, 2008, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale:
U.S. Treasury Securities and
Obligations of U.S. Government
Corporations and Agencies	$(11)	$1,988	$(3)	$95	$(14)	$2,083

Obligations of States and Political
Subdivisions	(788)	22,682	- *	840	(788)	23,522

Other Debt Securities	(317)	1,592	(987)	1,013	(1,304)	2,605

Total	$(1,116)	$26,262	$(990)	$1,948	$(2,106)	$28,210

*Rounds to less than $1,000.

In reviewing the investment portfolio for other-than-temporary impairment of individual securities, consideration is given but not limited to (1) the length of time in which fair value has been less than cost and the extent of the unrealized loss, (2) the financial condition of the issuer, and (3) the positive intent and ability of the Company to maintain its investment in the issuer for a time that would provide for any anticipated recovery in the fair value.

As of December 31, 2008, the Company had 83 debt securities noted with unrealized losses with nine of those securities having been in an unrealized loss position for greater than 12 months.  Of the 83 securities, 62 municipal bonds and four corporate bonds accounted for over 99% of the unrealized gross loss as of December 31, 2008.  Of the 62 municipal bonds, 60 have been in an unrealized loss for less than 12 months.  The securities in an unrealized loss position as of December 31, 2008 have been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports.  With respect to unrealized losses on securities noted and the analysis performed relating to the securities, management currently believes that declines in market value are not other-than-temporary and asserts positive intent and ability to hold such investments until anticipated recovery.

Market values of certain municipal bonds have trended lower in 2008 primarily due to the impact of the fluctuation in market rates as well as due to down grades of insurers that provide credit support to municipal bonds rather than due to deteriorated credit quality of the actual issuers.  Most of the municipal bonds in the portfolio carry credit support in the form of insurance.  When reviewing bonds for purchase, this type of insurance serves as credit enhancement and not as credit replacement.  Therefore, credit quality of the underlying credit is considered strong prior to purchase even if an underlying rating was not obtained by the issuer.  Bonds issued prior to 2007 often were rated by the primary rating agencies solely on the basis of the insurance and did not obtain a rating for the underlying credit.  Therefore, as the issuers have been downgraded, certain bonds have also been downgraded.  The factors related to turmoil of the insurers of municipal bonds have had a negative impact on the liquidity of the bonds, and thus their market values over the past year.  However, management believes that the municipal portfolio is performing to terms and underlying credit quality is good.  Management monitors the performance and financial condition of these bonds and the issuers on a periodic basis as part of its risk management process and as part of the process of evaluating securities for other-than-temporary impairment.

Four corporate bonds accounted for $1.3 of the $2.1 million unrealized loss as of December 31, 2008.  Three of the four corporate debt securities are collateralized debt obligation securities that are backed by trust-preferred securities ("TRUP CDOs") issued by banks, thrifts and insurance companies.  The fourth bond is an individual corporate debt security.  The corporate debt security and one TRUP CDO have an unrealized loss of approximately $317,000 and have been in loss position for less than 12 months.  The two TRUP CDOs in an unrealized loss position for over 12 months had an unrealized loss of approximately $987,000 as of December 31, 2008 compared to an unrealized loss of approximately $135,000 as of December 31, 2007.  The market for these bonds has been significantly impacted by the stress in the credit markets in general rather than credit problems of a particular issuer and, therefore, market values trended downward in 2008.  See discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 20.

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

The value of the derivative was a liability of approximately $183,000 as of December 31, 2008 and approximately $160,000 as of December 31, 2007.  Market interest rate fluctuations resulted in an increase of the liability by approximately $23,000, as well as an increase in negative accumulated other comprehensive income of approximately $14,000, net of tax, during the year ended December 31, 2008.  There were no reclassification adjustments to other comprehensive income for gains or losses related to the cash flow hedge for any of the periods presented in the Consolidated Financial Statements.

NOTE 4 - LOANS

Loans outstanding at December 31, 2008 and 2007, were comprised of the following:

	2008	2007

Commercial, Financial and Agricultural	$80,317	$80,509
Real Estate - Construction	97,340	106,695
Real Estate - Mortgage	375,714	353,655
Installment	36,220	37,106
Other Loans	7,167	6,674
	596,758	584,639
Less: Allowance for Loan Losses	7,300	6,328
Net Loans	$589,458	$578,311

In conformity with SFAS No. 114, the Company recognized loans as impaired with carrying values of approximately $12.2 million as of December 31, 2008 and $6.2 million at December 31, 2007.  The balance maintained in the Allowance for Loan Losses related to these loans was $2.0 million at December 31, 2008 and $1.1 million at December 31, 2007.  Average investment in impaired loans in 2008 and 2007 was $10.0 million and $3.1 million, respectively.  Interest income recognized under the accrual method on impaired loans was approximately $609,000, $356,000 and $93,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Loans on non-accrual status totaled $3.7 million and $1.7 million as of year-end 2008 and 2007, respectively.   Loans 90 days past due and still accruing interest totaled approximately $747,000 as of year-end 2008, $204,000 as of year-end 2007 and $945,000 as of year-end 2006.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses during the years ended December 31 is as follows:

	2008	2007	2006
		(In Thousands)
Balance - Beginning of Period	$6,328	$6,211	$6,830
Provision for Loan Losses	2,858	834	683
Loans Charged to Allowance	(2,274)	(1,096)	(1,538)
Recovery of Loan Previously Charged Off	388	379	236
Net charge-offs	(1,886)	(717)	(1,302)
Balance - End of Period	$7,300	$6,328	$6,211

NOTE 6 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  There were no such losses for any of the years ended December 31, 2008, 2007 and 2006.  There has been no material difference between cost and fair market values of loans held for sale for any of the periods presented.

Servicing rights are not retained on any mortgage loans held for sale.  Mortgage banking income included in other non-interest income was approximately $1,139,000, $1,178,000 and $1,185,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 7 - PREMISES AND EQUIPMENT

The fixed assets used in the ordinary course of business are summarized as follows:

	Useful Lives
	in Years	2008	2007
		(In Thousands)
Land		$8,479	$7,441
Buildings	5 to 50	28,730	27,344
Furniture and Equipment	3 to 20	17,689	16,892
		54,898	51,677
Less: Accumulated Depreciation		23,152	21,369
Net Fixed Assets		$31,746	$30,308

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Upon adoption of SFAS No. 142 in January 2002, the Company ceased to amortize goodwill (approximately $25,000 per month).  Impairment testing is performed during the first quarter of each year.  Based on annual impairment testing since adoption of SFAS No. 142, there has been no impairment of goodwill recorded.  Therefore, there are no impairment charges recorded for any periods presented in these Consolidated Financial Statements and notes or subsequently.  There was no activity in goodwill during the years ended December 31, 2008, 2007 and 2006.  Total goodwill as of December 31, 2008 was $11.8 million or 1.27% of total assets or 15.36% of total capital.

Other identifiable intangibles consisted of core deposit intangibles being amortized over a ten-year period as follows:

	2008	2007

Core Deposit Intangible	$373	$458
Accumulated Amortization	(84)	(85)
Net Core Deposit Intangible	$289	$373

Amortization expense was approximately $84,500 per year for 2008, 2007 and 2006.  Estimated amortization expense is estimated to be approximately $84,500 per year in years 2009 to 2011 and approximately $35,000 in 2012.

NOTE 9 - OTHER REAL ESTATE

The carrying value of repossessed real property on the balance sheets of the Company is $5.4 million at December 31, 2008 and $2.3 million at December 31, 2007.  The value of other real estate is based on the lower of cost or fair value.   Fair value is based on independent appraisals for significant properties and may be adjusted by management as discussed in Note 20.

NOTE 10 - BANK OWNED LIFE INSURANCE AND IMPUTED INCOME TAX REIMBURSEMENT AGREEMENTS

The Bank has a significant investment in bank-owned life insurance policies ("BOLI") due to providing this fringe benefits to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI are $21 million and $20 million as of December 31, 2008 and 2007, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $833,000, $695,000 and $681,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company adopted Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4") effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle was recorded January 1, 2008 in the amount of $1.9 million to accrue the post-retirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals was approximately $265,000 for the year ended December 31, 2008 and is reflected in Salaries and Employee Benefits on the Consolidated Income Statement.   The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.16 million as of December 31, 2008.

Executive Management Life Insurance Death Benefit Only Salary Continuation Plans provided for in the employment agreements for certain officers of the Bank were replaced in December 2007 with Endorsement Split Dollar Life Insurance Plans and Amended and Restated Split Dollar Agreements.  The new agreements combine the death benefits from the Bank's larger group plan with the death benefits established in the Executive Management Life Insurance Death Benefit Only Salary Continuation Plans.  The new agreements did not change the total after-tax death benefit provided to each participant.  Imputed Income Tax Reimbursement Agreements for each participant became effective January 1, 2008 and were entered into in order to keep the participants at the same after-tax benefit under the Amended and Restated Split Dollar Agreements.  These Imputed Income Tax Reimbursement Agreements provide for annual cash payments to the participants until death beginning in March 2009 for the 2008 tax year in amounts equal to the portion of the amount of federal and state income taxes attributable to the income imputed to the participant on the benefit under the Amended and Restated Split Dollar Agreement.

Because the new Endorsement Split Dollar Life Insurance Plans created imputed income to each participant without generating cash to pay the tax expense associated with the imputed income, and in order to provide participants the same after-tax benefit provided under the previous plans, effective January 1, 2008 the Bank entered into Imputed Income Tax Reimbursement Agreements with the applicable officers under the Amended and Restated Split Dollar Agreements. The Imputed Income Tax Reimbursement Agreements provide for annual cash payments to the participants until death beginning in March 2009 for the previous tax year in amounts equal to a portion of federal income taxes attributable to (i) the income imputed to the participant on the benefit under the Amended and Restated Split Dollar Agreement and (ii) the additional cash payments under the Imputed Income Tax Reimbursement Agreement.

Each participant was 100% vested in benefits provided under Imputed Income Tax Reimbursement Agreements as of January 1, 2008. Therefore, 100% of the principal (or service) cost of the plan was accrued for as of January 1, 2008 and expensed through earnings in the year ended December 31, 2008. Service costs are based on the net present value of the sum of payments in accordance with each participant's agreement.   Interest accrues monthly at a discount rate of 7.0%.  The plan is accounted for under guidance provided in Accounting Principles Board Opinion No. 12 as amended by SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions."

Net other post-retirement benefits expense for Imputed Income Tax Reimbursement Agreements is included in Salaries and Employee Benefits on the Consolidated Statements of Income as follows (in thousands):

2008*
Service cost	$349
Interest cost	22
Net other postretirement benefits expense	$371

_______________

*              Because Imputed Income Tax Reimbursement Agreements became effective in 2008, there was no reportable expense related to this plan in 2007 or 2006.

The accumulated post-retirement defined benefit obligation for Imputed Income Tax Reimbursement Agreements is included in Other Liabilities on the Consolidated Balance Sheet as follows:

Accumulated Other
Postretirement Defined
Benefit Obligation
Balance as of December 31, 2007*	$-
Service cost	349
Interest cost	22
Benefit payments	-
Balance as of December 31, 2008	$371

_______________

*              Because Imputed Income Tax Reimbursement Agreements became effective in 2008, there was no reportable activity or balance prior to January 1, 2008.

The accumulated post-retirement benefit obligation included in Other Liabilities as of December 31, 2008 is equal to the funded status of the plan as of year-end 2008 as there are no related assets recognized on the Consolidated Balance Sheet for the Imputed Income Tax Reimbursement Agreements.

NOTE 11 - DEPOSITS

Included in deposits shown on the balance sheets are the following time and savings deposits in denominations of $100,000 or more (in thousands):

	2008	2007
Time Deposits	$159,114	$204,194
Savings Deposits	123,756	145,619

NOW accounts, included in savings deposits on the balance sheets, totaled $49.85 million at December 31, 2008 and $51.93 million at December 31, 2007.  Demand deposit balances reclassified as loans consisted of overdrafts totaling approximately $452,000 and $507,000 as of December 31, 2008 and 2007, respectively.

Time deposits maturing in years subsequent to December 31, 2008, are as follows (in thousands):

On or before December 31, 2009	$361,968
On or during year ended December 31, 2010	17,911
On or during year ended December 31, 2011	5,040
On or during year ended December 31, 2012	5,678
During or after year ended December 31, 2013	2,243
$392,840

NOTE 12 - SHORT-TERM BORROWINGS

The Bank has three sources of short-term borrowings, which consist of cash management advances from the Federal Home Loan Bank ("FHLB"), Treasury, Tax and Loan ("TT&L") option note, and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

Cash management advances from FHLB are secured 1-4 family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  See the long-term debt footnote in regards to maximum borrowing capacity with FHLB as of December 31, 2008.  There were no short-term borrowings outstanding against this line as of December 31, 2008.

The Bank is an Option B bank in regards to TT&L and up to $1 million in collected TT&L payments collected can be retained as a short-term option note.  This option note is callable upon demand by the TT&L.  The current balance of this line was $1.0 million as of December 31, 2008 and December 31, 2007.

The Bank has federal fund lines of credit available with eight correspondent banks totaling $112.5 million.  There were no federal funds purchased as of December 31, 2008.  Federal funds purchased totaled $10.1 million as of December 31, 2007.

The following tabular analysis presents short-term borrowing year-end balance, maximum month-end balance, yearly average and weighted average interest rates for 2008, 2007 and 2006:

	2008	2007	2006
Amount Outstanding at End of Year	$1,000	$11,100	$1,000
Weighted Average Interest Rate	0.00%	4.35%	5.04%
Maximum Outstanding at Any Month End	$48,500	$22,400	$13,155
Average Outstanding During Year	$20,679	$8,804	$4,501
Weighted Average Interest Rate During Year	2.70%	5.30%	4.98%

NOTE 13 - LONG-TERM DEBT

In March 2005, the Company formed a wholly owned subsidiary First Citizens (TN) Statutory Trust III.  The trust was created as a Delaware statutory trust for the sole purpose of issuing and selling trust preferred securities and using proceeds from the sale to acquire long-term subordinated debentures issued by the Company.  The debentures are the sole assets of the trust.  The Company owns 100% of the common stock of the Trust.

On March 17, 2005, the Company, through its wholly owned subsidiary, First Citizens (TN) Statutory Trust III, sold 5,000 of its floating rate trust preferred securities at a liquidation amount of $1,000 per security for an aggregate amount of $5.0 million.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005, the rate per annum was 4.84%.  For each successive period beginning on (and including) June 17, 2005, and each succeeding interest payment date, interest accrues at a rate per annum equal to the three-month LIBOR plus 1.80%.  Interest payment dates are March 17, June 17, September 17, and December 17 during the 30-year term.  The entire $5.0 million in proceeds was used to reduce the Company's revolving line of credit with First Tennessee Bank N.A.  The Company's obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the trust issuer's obligations under the trust preferred securities.

In March 2007, the Company formed a wholly owned subsidiary First Citizens (TN) Statutory Trust IV.  The trust was created as a Delaware statutory trust for the sole purpose of issuing and selling trust preferred securities and using proceeds from the sale to acquire long-term subordinated debentures issued by the Company.  The debentures are the sole assets of the trust.  The Company owns 100% of the common stock of the trust.

In March 2007, the Company, through its wholly owned subsidiary, First Citizens (TN) Statutory Trust IV, sold 5,000 of its floating rate trust preferred securities at a liquidation amount of $1,000 per security for an aggregate amount of $5.0 million.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 15, 2007, the rate per annum was 7.10%.  For each successive period beginning on (and including) June 15, 2007, and each succeeding interest payment date, interest accrues at a rate per annum equal to the three-month LIBOR plus 1.75%.  Interest payment dates are March 15, June 15, September 15, and December 15 during the 30-year term.  The purpose of proceeds was to refinance the debt issued through First Citizens (TN) Statutory Trust II at a lower spread to LIBOR and results in savings of approximately $92,500 annually.  First Citizens (TN) Statutory Trust II was terminated as a result of this transaction.  The Company's obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the trust issuer's obligations under the trust preferred securities.

Although for accounting presentation, the trust preferred securities are presented as debt, the outstanding balance qualifies as Tier I capital subject to the provision that the amount of the securities included in Tier I Capital cannot exceed 25% of total Tier I capital.

The Company also has a line of credit with First Tennessee Bank National Association in the amount of $5 million, secured by common stock of the Bank with a book value totaling 143% of the total outstanding advances on the line.  The note was originally executed in 2002 with a two-year maturity with the purpose for use in various financial strategies including the acquisition of Munford Union Bank.  Interest on the outstanding balance is payable on a quarterly basis, calculated at 100 basis points below the base rate of First Tennessee Bank.  Since its original maturity in 2004, the line has been renewed annually for a one-year term.  At December 31, 2007, the outstanding balance on this line was $755,000.  This line was paid in full in 2008 and had no outstanding balance as of December 31, 2008.

The Company  will be dependent on the profitability of its subsidiaries and their ability to pay dividends in order to service its long-term debt.

The Bank had secured advances from the FHLB in the amounts of $63.5 million at December 31, 2008 and $52.1 million at December 31, 2007, which are considered long-term in nature. FHLB borrowings are comprised of fixed rate positions ranging from 2.16% to 6.55%.  Most of the FHLB borrowings have quarterly call features and maturities range from 2009 to 2017.  Most of the advances with call features when called offer the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  Advances totaling $14 million require repayment if the call feature is exercised.  Under the current and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months and, therefore, are not included in current liabilities on the Consolidated Balance Sheet.  Obligations are secured by loans totaling $320 million consisting of the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of $33 million as of December 31, 2008.

Annual average volume, rates and maturities of long-term debt for the years 2008 and 2007 are as follows (dollars in thousands):

	Average	Average	Average
	Volume	Interest Rate	Maturity
2008
First Citizens Bancshares, Inc.	$10,734	4.86%	28 years
First Citizens National Bank	63,524	5.06%	2.7 years

2007

First Citizens Bancshares, Inc.	$11,559	8.17%	24 years
First Citizens National Bank	52,088	5.47%	3.5 years

Maturities of principal on the above-referenced debt for the following five years are as shown (in thousands):

Year Ending December 31,
2009	$2,603
2010	33,020
2011	9,930
2012	3,316
2013	165
Thereafter	24,809
$73,843

NOTE 14 - INCOME TAXES

Provision for income taxes was comprised of the following for the years shown (in thousands):

	2008	2007	2006
Income tax expense (benefit):
Current	$3,638	$2,336	$2,970
Deferred	(870)	669	(120)
State income tax benefit of operating loss carryforwards	(260)	(514)	(406)
Change in valuation allowance	260	514	406
	$2,768	$3,005	$2,850

Effective tax rates differed from federal statutory rate of 34% applied to income before income taxes due to the following (in thousands):

	2008	2007	2006
Tax expenses at statutory rate	$3,501	$4,136	$4,082
Increase (decrease) resulting from:
state income taxes, net federal income tax benefit
and change in valuation allowance	-	-	-
Tax exempt interest income	(858)	(728)	(685)
Net earnings on bank owned life insurance	(162)	(236)	(232)
ESOP dividend	(295)	(157)	(286)
Impairment loss on Fannie Mae and Freddie
Mac preferred stock	615	-	-
Other items	(33)	(10)	(29)
	$2,768	$3,005	$2,850

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefit of these deductible differences.  However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  Year-end deferred tax assets and liabilities were due to the following (in thousands):

	2008	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,482	$2,423	$2,168
Impairment loss on Fannie Mae and Freddie Mac
preferred stock	615	-	-
Net unrealized loss on cash flow hedge	70	61	39
Deferred loan fees	108	135	119
State income tax benefit for net operating loss carryforward	1,436	1,176	662
Other	43	98	73
Total deferred tax assets	4,754	3,893	3,061

	2008	2007	2006
Deferred tax liabilities:
Depreciation	(1,757)	(1,781)	(1,097)
FHLB stock dividends	(748)	(773)	(773)
Net unrealized gain on available-for-sale
securities	(1,016)	(649)	(106)
Prepaid expenses	(111)	(115)	(100)
Other	(72)	(288)	-
Total deferred tax liabilities	(3,704)	(3,606)	(2,076)

Valuation allowance for state income tax benefit	(1,436)	(1,176)	(662)

Net deferred tax assets (liabilities)	$(386)	$(889)	$323

At year-end 2008, the Company had a net operating loss carryforward for state tax purposes of approximately $3.8 million expiring in 2020, $6.2 million expiring in 2021, $7.9 million expiring in 2022 and an estimated $4.0 million in expiring in 2023.  The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007.  FIN 48 provides guidance for how an entity should recognize, measure, present and disclose uncertain tax positions that it has taken or expects to take on a tax return.  As of December 31, 2008 and 2007, the Company had no unrecognized tax benefits.  The Company's policy is to recognize penalties and interest on unrecognized tax benefits in "Provision for Income Tax Expense" in the Consolidated Statements of Income.  There were no amounts related to interest and penalties recognized for the year ended December 31, 2008.  The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2008, 2007, 2006 and 2005.

NOTE 15 - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Consolidated Financial Statements.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total risk-based capital (as defined) to risk-weighted assets (as defined).  To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios as set forth in the table.  The Bank's actual capital amounts and ratios are presented in the table below.

As of December 31, 2008, the most recent notification from the Bank's primary regulatory authorities categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the institution's category.

The Bank's actual and minimum capital amounts and ratios are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
December 31, 2008:
Total Capital to Risk
Weighted Assets:
First Citizens Bancshares, Inc.	$80,978	12.8%	$50,810	8.0%	N/A	10.0%
First Citizens National Bank	80,661	12.7%	50,770	8.0%	$63,463	10.0%

Tier I Capital to Risk
Weighted Assets:
First Citizens Bancshares, Inc.	73,678	11.6%	25,406	4.0%	N/A	6.0%
First Citizens National Bank	73,361	11.6%	25,384	4.0%	38,077	6.0%

Tier I Capital to
Average Assets:
First Citizens Bancshares, Inc.	73,678	8.1%	36,250	4.0%	N/A	5.0%
First Citizens National Bank	73,361	8.1%	36,228	4.0%	45,285	5.0%

December 31, 2007:
Total Capital to Risk
Weighted Assets:
First Citizens Bancshares, Inc.	$78,526	12.5%	$50,418	8.0%	N/A	N/A
First Citizens National Bank	78,839	12.5%	50,457	8.0%	$63,071	10.0%

Tier I Capital to Risk
Weighted Assets:
First Citizens Bancshares, Inc.	72,198	11.5%	25,200	4.0%	N/A	N/A
First Citizens National Bank	72,511	11.5%	25,221	4.0%	37,832	6.0%

Tier I Capital to
Average Assets:
First Citizens Bancshares, Inc.	72,198	8.5%	33,936	4.0%	N/A	N/A
First Citizens National Bank	72,511	8.5%	34,083	4.0%	42,603	5.0%

NOTE 16 -CAPITAL

The Company is subject to capital adequacy requirements imposed by the Federal Reserve Bank.  In addition, the Bank is restricted by the Office of the Comptroller of the Currency from paying dividends in any years that exceeded the net earnings of the current year plus retained profits of the preceding two years.  As of December 31, 2008, $10 million of retained earnings were available for future dividends from the Bank to the Company.

Accumulated Other Comprehensive Income, a component of capital, consists of unrealized gains (losses) on available-for-sale securities, net of tax and unrealized gain (loss) on cash flow hedge, net of tax.  Accumulated Other Comprehensive Income as of December 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Unrealized Gain (Loss) on Cash Flow Hedge, net of tax	$(113)	$(99)
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax	1,639	1,043
Accumulated Other Comprehensive Income	$1,526	$944

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company has loans and deposits with certain executive officers, directors and their affiliates.  The Company also enters into contracts with certain related parties from time to time such as for construction of a branch.  All related party transactions are entered into under substantially the same terms as unrelated third-party transactions.  All material contracts are awarded based on competitive bids.

Activity in loans to executive officers, directors and their affiliates was as follows for the three years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Balance at Beginning of Period	$17,247	$13,450	$14,396
New Loans	10,665	5,887	6,231
Repayments	(11,836)	(2,090)	(7,177)
Balance at End of Period	$16,076	$17,247	$13,450

There were no charged-off, restructured or non-current loans to related parties for any of the periods presented.  Loans to related parties are made on substantially the same terms as third-party transactions.

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

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business.  These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.  Balances of executive officers and directors on deposit as of December 31, 2008 and 2007 were $15.2 million and $11.5 million, respectively.

The Bank has invested in the construction of new branches and the operations center over the past three years.  Contracts for construction and/or renovation of branch facilities, operations center and leasehold improvements for the loan production offices were awarded on a competitive bid basis to a related party.  Contract payments totaling $1.2 million, approximately $117,000, and $1.1 million were paid to the related party in years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk not recognized in the statement of financial position.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, including the collateral required, if deemed necessary by the Bank upon extension of credit, and is based on management's credit evaluation of the counter party. At December 31, 2008 and 2007, the Bank had outstanding loan commitments of $115.0 million and $122.6 million, respectively.  As of year-end 2008, variable rate commitments were $91.6 million and fixed rate commitments were $23.4 million. As of year-end 2007, variable rate commitments were $90.3 million and fixed rate commitments were $32.2 million. Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when deemed necessary. At December 31, 2008 and 2007, outstanding standby letters of credit totaled $6.4 million and $5.9 million, respectively.

In the normal course of business, the Bank extends loans, which are subsequently sold to other lenders, including agencies of the U.S. government.  Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan.  At December 31, 2008 and 2007, the Bank had no loans sold with recourse.

The Bank also had an off-balance sheet liability at December 31, 2008 in the form of a $25 million standby letter of credit issued by FHLB on the Bank's behalf.  This letter of credit is used to collateralize public fund deposits.

NOTE 19 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Bank grants agribusiness, commercial, residential and personal loans to customers throughout a wide area of the mid-southern United States.  A large majority of the Bank's loans, however, are concentrated in the immediate vicinity of the Bank or primarily West Tennessee.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent upon the agribusiness and industrial economic sectors of that geographic area.

NOTE 20 -FAIR VALUE MEASUREMENTS

Recurring Basis

Fair value measurements are determined in accordance with SFAS 157.  The following are descriptions of valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 2% of the portfolio at December 31, 2008.

The markets for TRUP CDOs and other similar securities were not active at December 31, 2008.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also relatively inactive.

The market values for these securities (and other securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November 2008 and remained near those levels at December 31, 2008.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given conditions in current debt markets and the relative inactivity in the secondary and new issue markets, the Company determined:

•         Few observable transactions and market quotations that were available are not reliable for purposes of determining fair value as of December 31, 2008;

•         An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•         The Company's TRUP CDOs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

The Company's TRUP CDO valuations were prepared by an independent third party. Their approach to determining fair value involved these steps:

•         The credit quality of the collateral was estimated using average risk-neutral probability of default values for each industry (i.e., banks and insurance companies are evaluated separately);

•         Asset defaults were generated taking into account both the probability of default of the asset and an assumed level of correlation among the assets;

•         A higher level of correlation was assumed among assets from the same industry (e.g., banks with other banks) than among those from different industries;

•         The loss given a default was assumed to be 95% (i.e., a 5 % recovery);

•         The cash flows were forecast for the underlying collateral and applied to each TRUP CDO tranche to determine the resulting distribution among the securities;

•         The calculations were modeled in several thousand scenarios using a Monte Carlo engine;

•         The expected cash flows for each scenario were discounted at the risk-free rate plus 200 basis points (for illiquidity) to calculate the present value of the security; and

•         The average price was used for valuation purposes.

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates range from 7% to 22% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

Cash Flow Hedge

The Company's cash flow hedge is valued by a third party vendor and based on matrix pricing using Level 2 inputs as noted in Note 1.

A summary of assets and liabilities as of December 31, 2008 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets:
Securities available-for-sale	$-	$208,043	$2,342	$210,385
Financial liabilities:
Cash Flow Hedge	$-	$183	$-	$183

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

Available
for Sale
Balance at December 31, 2007	$-
Total unrealized gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net
Transfers in and (out) of Level 3	2,342
Balance at December 31, 2008	$2,342

Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis as described below.

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  Independent appraisals for collateral are obtained and may be discounted by management based on historical experience, changes in market conditions from time of valuation and/or management's knowledge of the borrower and the borrower's business.  As such discounts may be significant, these inputs are considered Level 3 in the hierarchy for determining fair value.  Values of impaired loans are reviewed on at least a quarterly basis to determine if specific allocations in the reserve for loan losses are adequate.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge in 2008 or 2007.

Other Real Estate

Other real estate is recorded at the lower of cost or fair value.  Fair value is measured based on independent appraisals and may be discounted by management based on historical experience and knowledge and changes in market conditions from time of valuation.  As such discounts may be significant, these inputs are considered Level 3 in the hierarchy for determining fair value.  Values of other real estate are reviewed at least annually or more often if circumstances require more frequent evaluations.

A summary of assets and liabilities as of December 31, 2008 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Assets:
Impaired Loans	$-	$-	$12,200	$12,200
Loans held for sale	-	2,632	-	2,632
Other real estate	-	-	5,424	5,424

Fair Value Estimates

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of financial instruments.  The following assumptions were made and methods applied to estimate the fair value of each class of financial instruments not measured at fair value on the Consolidated Balance Sheets of the Company:

Cash and Cash Equivalents

For instruments that qualify as cash equivalents, as described in Note 1, the carrying amount is assumed to be fair value.

Loans

Fair value of variable-rate loans with no significant change in credit risk subsequent to loan origination is based on carrying amounts.  For other loans, such as fixed rate loans, fair values are estimated utilizing discounted cash flow analyses, applying interest rates currently offered for new loans with similar terms to borrowers of similar credit quality.  Fair values of loans that have experienced significant changes in credit risk have been adjusted to reflect such changes.

Accrued Interest Receivable

The fair values of accrued interest receivable and other assets are assumed to be the carrying value.

Federal Home Loan Bank and Federal Reserve Bank Stock

Carrying amounts of capital stock of the Federal Home Loan Bank of Cincinnati and Federal Reserve Bank of St. Louis approximate fair value.

Bank-Owned Life Insurance

Carrying amount of bank-owned life insurance is the cash surrender value as of the end of the periods presented and approximates fair value.

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

Fixed-Rate Deposits

For fixed-rate certificates of deposit, fair values are estimated utilizing discounted cash flow analyses, which apply interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits.

The carrying amount and fair value of assets and liabilities as of year-end 2008 and 2007 is as follows:

		2008			2007
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
			(In Thousands)
Financial Assets

Cash and Cash Equivalents	$40,704		$40,704	$25,242		$25,242
Investment Securities	210,500		210,500	190,407		190,408
Loans, Net of Allowance	589,458		593,336	578,311		582,430
Loans Held for Sale	2,632		2,632	2,187		2,187
Accrued Interest Receivable	5,581		5,581	6,564		6,564
Federal Reserve Bank and Federal
Home Loan Bank Stock	5,684		5,684	5,505		5,505
Other Real Estate	5,424		5,424	2,302		2,302
Bank-Owned Life Insurance	20,627		20,627	19,933		19,933

Financial Liabilities

Deposits	$734,915		$738,466	$690,595		$691,677
Short-term Borrowings	33,765		33,811	43,743		43,658
Long-term Debt	73,843		75,913	63,165		71,717
Other Liabilities	7,971		7,971	3,622		3,622

Unrecognized Financial Instruments

Commitments to Extend Credit	$114,982		$114,982	$122,574		$122,574
Standby Letters of Credit	6,442		6,442	5,925		5,925

NOTE 21 - EMPLOYEE STOCK OWNERSHIP AND 401(K) PLANS

The Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan (the "ESOP") and the First Citizens National Bank 401(k) Plan (the "401(k) Plan") as employee benefits. The 401(k) Plan was adopted October 1, 2000.  The plans provide for a contribution annually not to exceed 25% of the total compensation of all participants and afford eligibility for participation to all full-time employees who have completed at least one year of service and are age 21 or older.

The Company contributes annually amounts equal to 3% of total eligible compensation to the 401(k) Plan and 7% of total eligible compensation to the ESOP. Total eligible compensation for both plans consists of total compensation subject to income tax.  Total eligible compensation includes any salary deferrals made through the 401(k) Plan and Section 125 Cafeteria Plan and is subject to maximum limits set annually by the IRS.  Each participant may also elect to defer up to 75% of his or her pay into the 401(k) Plan, subject to dollar limitations imposed by law.

Cash contributions to the 401(k) Plan totaled approximately $339,000 in 2008, $346,000 in 2007 and $341,000 in 2006.  Cash contributions to the ESOP totaled approximately $785,000 in 2008, $851,000 in 2007 and $780,000 in 2006.  Cash contributions to the 401(k) Plan and ESOP are reported in Salaries and Employee Benefits in Other Expenses on the Consolidated Statements of Income.

The ESOP is a non-leveraged plan and all shares owned by the ESOP were allocated to participants as of December 31, 2008 and 2007.  Cash dividends paid by the Company on common stock held by the ESOP are charged to retained earnings.  All shares owned by the ESOP are considered outstanding for earnings per share computations.  In the event a terminated or retired ESOP participant desires to sell his or her shares of the Company's stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.  The ESOP owned 735,223 shares of common stock of the Company with an estimated fair value of $22.8 million as of December 31, 2008 and 746,572 shares of common stock of the Company with an estimated fair value of $25.4 million as of December 31, 2007.

NOTE 22 - CONDENSED FINANCIAL INFORMATION

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2008 and 2007
(In Thousands)

	December 31,
	2008	2007
ASSETS
Cash	$69	$233
Investment in Subsidiaries	87,311	85,964
Due from Subsidiaries	-	-
Other Assets	-	-
TOTAL ASSETS	$87,380	$86,197

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Long Term Debt	$10,310	$11,065
Accrued Expenses	62	101
TOTAL LIABILITIES	10,372	11,166

SHAREHOLDERS' EQUITY	77,008	75,031
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$87,380	$86,197

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Income Statements
Years ended December 31, 2008 and 2007
(In Thousands)

	2008	2007
INCOME
Dividends from Bank Subsidiary	$5,268	$6,023
Other Income	22	31
TOTAL INCOME	5,290	6,054

EXPENSES	2008	2007
Interest Expense	538	876
Other Expenses	165	199
TOTAL EXPENSES	703	1,075

Income Before Income Taxes and Equity in Undistributed
Net Income of Bank Subsidiary	4,587	4,979
Income Tax Expense (Benefit)	(257)	(349)
	4,844	5,328
Equity in Undistributed Net Income of Bank Subsidiary	2,685	3,832
NET INCOME	$7,529	$9,160

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
Years ended December 31, 2008 and 2007
(In Thousands)

	2008	2007
Operating Activities
Net Income	$7,529	$9,160
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Undistributed Income of Subsidiary	(2,685)	(3,832)
Decrease in Other Assets	-	49
(Decrease) Increase in Other Liabilities	(38)	15
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,806	$5,392

Investing Activities
Investment in Subsidiaries	-	-

Financing Activities
Payment of Dividends and Payments in Lieu of Fractional Shares	(4,205)	(4,207)
Long-Term Borrowings Issued	-	5,155
Payment of Principal on Long-Term Debt	(755)	(5,983)
Treasury Stock Transactions - Net	(10)	(256)
NET CASH USED BY FINANCING ACTIVITIES	$ (4,970)	$ (5,291)

(DECREASE) INCREASE IN CASH	(164)	101

Cash at Beginning of Year	233	132

CASH AT END OF YEAR	$69	$233

NOTE 23 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	EPS	EPS
	Income	Income	Income	Basic	Diluted
2008		(In Thousands, Except Per Share Amounts)
First Quarter	$13,384	$7,092	$2,131	$0.59	$0.59
Second Quarter	13,091	7,390	2,265	0.62	0.62
Third Quarter	13,255	7,766	1,072	0.30	0.30
Fourth Quarter	12,737	7,585	2,061	0.57	0.57
Total	$52,467	$29,833	$7,529	$2.08	$2.08

2007
First Quarter	$13,150	$6,678	$2,011	$0.55	$0.55
Second Quarter	13,451	6,868	2,245	0.62	0.62
Third Quarter	13,880	6,913	2,504	0.69	0.69
Fourth Quarter	13,789	6,961	2,390	0.67	0.67
Total	$54,279	$27,429	$9,160	$2.53	$2.53

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in the Company's independent registered public accounting firm for the two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company, under supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended.  Based upon that evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting during the quarter ending December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management's report and the attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information appearing in the sections entitled "Proposal 1: Election of Directors," "General Information - Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance - Code of Ethics," "General Information - Proposals by Shareholders/Director Selection," "Audit Committee Report" and "Corporate Governance - Committees of the Board of Directors" of the Company's 2009 Proxy Statement is incorporated herein by reference.

Executive Officers

The following information relates to the executive officers of the Company, as of December 31, 2008:

Name	Age	Position and Office
Jeffrey D. Agee	48

Appointed CEO of the Company and First Citizens National Bank in April 2007 and President of the Company and First Citizens National Bank in April 2006.  Mr. Agee is a Certified Public Accountant and previously served as Executive Vice President (August 1999 to April 2006) and Chief Financial Officer of the Company (August 1999 to June 2004).  Employee of the Company since 1982.  Elected to the Board in July 2005.

Sherrell Armstrong	46

Appointed Executive Vice President and Chief Credit Officer of First Citizens National Bank in January 2007. Mr. Armstrong previously served as Executive Vice President and Loan Administrator (2003-2007), Senior Vice President (2002-2003) and Vice President and Commercial Lender (1997-2002). Employee of the Company since June 1997.

Laura Beth Butler	33

Appointed Senior Vice President and Chief Financial Officer of First Citizens National Bank and the Company in June 2004.  Ms. Butler is a Certified Public Accountant and previously served as Senior Audit Manager of the banking practice of a local accounting firm (2000 - 2004).

Christian Heckler	41

Appointed Regional President of the Southwest Region for First Citizens National Bank in April 2006.  Previously served as Community Bank President and Commercial Lender (2002- 2006).  Elected to the Board in June 2006.

Judy Long	54

Vice President and Secretary to the Board of the Company.  Appointed Executive Vice President and Chief Operations Officer and Secretary of the Board of both First Citizens National Bank and the Company in August 1999.  Previously served as Senior Vice President, Chief Operations Officer and Secretary of the Company (1997 -1999),Senior Vice President and Administrative Officer (1996 -1997) and Vice President and Loan Operations Manager (1992-1996).  Employee of the Company since July 1974.

Bennett Ragan, Jr.	60

Appointed Regional President-Dyer County in March 2007 and named as executive officer in April 2008.  Previously served as Senior Vice President, Green Village Branch Manager and Commercial Lender (July 2003 to March 2007).

Katie S. Winchester	68

Chairman of the Board of the Company and First Citizens National Bank since April 2005.  Previously served as Vice Chairman of Board (2000 - 2005), Executive Vice President and Secretary of Board (1986 - 1992), CEO of the Company and the Bank (1996 - 2007) and President (1992-2006).  Employee of the Company since 1961.  Elected to the Bank and the Company Boards in 1990.

ITEM 11.  EXECUTIVE COMPENSATION

Information appearing in the sections entitled "Compensation Discussion and Analysis," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the Company's 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information appearing in the sections entitled "Certain Relationships and Related Transactions" and "Corporate Governance - Director Independence" of the Company's 2009 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing in the section entitled "Proposal 2: Ratification of Independent Registered Public Accounting Firm" of the Company's 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  Financial Statements.  The following financial statements of the Company are set forth in Item 8 above:

  Reports of Independent Registered Public Accounting Firm;
  Consolidated Balance Sheets as of December 31, 2008 and 2007;
  Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006;
  Consolidated Statements of Changes in Shareholders' Equity and Other Comprehensive Income for the years ended December 31, 2008, 2007 and 2006;
  Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006; and
  Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules.  All schedules are omitted because they are not applicable or are not required, or because the information is included in the consolidated financial statements and notes thereto included herein.

3. Exhibits.  The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number                 Description

3.1                          Charter of First Citizens Bancshares, Inc., as amended†

3.2                          Bylaws of First Citizens Bancshares, Inc.†

10.1                        Form of Amendment to Executive Employment Agreement for Jeffrey D. Agee and Judy D. Long*

10.2                        Form of First Citizens National Bank Amended and Restated Split Dollar Agreement*

10.3                        Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Jeffrey D. Agee, dated April 21, 1994*

10.4                        Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Katie S. Winchester, dated December 28, 2007*

10.5                        Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Judy D. Long, dated April 15, 1998*

10.6                        Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Ralph E. Henson, dated July 1, 2006*

10.7                        Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Stallings Lipford, dated December 28, 2007*

10.8                        Form of First Citizens National Bank Imputed Income Tax Reimbursement Agreement*

21                           Subsidiaries of the Registrant

31.1                        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________

†      This exhibit is filed for restatement purposes only and supersedes in its entirety the exhibit previously filed with the Company's Annual Report on Form 10-K on April 1, 2002.
*     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

                                    Date: March 13, 2009                               /s/  JEFFREY D. AGEE
                                                                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                    Date: March 13, 2009                               /s/    LAURA BETH BUTLER
                                                                                                  SENIOR VICE PRESIDENT & PRINCIPAL
                                                                                                            FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2009.

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