Form 10-Q
period 2009-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2009-05-08
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED MARCH 31, 2009

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

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). Yes [  ]   No [  ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]                                 Accelerated filer [X]                            Non-accelerated filer [   ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Of the registrant's only class of common stock (no par value) there were 3,624,999 shares outstanding as of April 30, 2009.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(In Thousands)

	March 31, 2009	December 31, 2008
	(UNAUDITED)	(1)
ASSETS

Cash and due from banks	$13,354	$17,888
Federal funds sold	25,509	22,816
Cash and cash equivalents	38,863	40,704
Investment securities:
Held-to-Maturity, at amortized cost, fair
value of $0 at March 31, 2009
and $115 at December 31, 2008	-	115
Available-for-Sale, at fair value	208,351	210,385
Loans (excluding unearned income of $479 at March 31, 2009
and $506 at December 31, 2008)	591,162	596,758
Less: allowance for loan losses	8,430	7,300
Net loans	582,732	589,458
Loans held-for-sale	3,343	2,632
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	31,480	31,746
Accrued interest receivable	5,201	5,581
Goodwill	11,825	11,825
Other intangible assets	268	289
Other real estate	5,557	5,424
Bank owned life insurance policies	20,795	20,627
Other assets	10,480	3,032
TOTAL ASSETS	$924,579	$927,502

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$86,672	$108,762
Time	378,218	392,840
Savings	256,586	233,313
Total deposits	721,476	734,915
Securities sold under agreements to
repurchase	39,834	32,765
Federal funds purchased and other short
term borrowings	1,000	1,000
Long-term debt	75,700	73,843
Other liabilities	7,608	7,971
Total liabilities	845,618	850,494

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(In Thousands)

	March 31, 2009	December 31, 2008
	(UNAUDITED)	(1)
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at March 31, 2009 and 3,717,593
issued and outstanding at December 31, 2008	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	59,618	58,890
Accumulated other comprehensive income	2,735	1,526
Total common stock and retained earnings	81,402	79,465
Less-92,594 treasury shares, at cost as of March 31, 2009
and 93,094 shares at cost at December 31, 2008	2,441	2,457
Total shareholders' equity	78,961	77,008

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$924,579	$927,502

(1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008

Interest income:
Interest and fees on loans	$9,489	$10,952
Interest on investment securities:
Taxable	1,948	1,728
Tax-exempt	694	557
Dividends	55	88
Other interest income	21	59
Total interest income	12,207	13,384

Interest expense:
Interest expense on deposits	3,553	4,956
Other interest expense	1,045	1,336
Total interest expense	4,598	6,292

Net interest income	7,609	7,092

Provision for loan losses	2,400	367

Net interest income after provision	5,209	6,725

Other income
Mortgage banking income	302	311
Income from fiduciary activities	166	191
Service charges on deposit accounts	1,577	1,735
Brokerage fees	277	387
Gain on sale of securities	724	63
Earnings on bank owned life insurance	202	213
Other income	453	401
Total other income	3,701	3,301

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
Other expenses
Salaries and employee benefits	$3,647	$4,582
Net occupancy expense	438	440
Depreciation	449	445
Data processing expense	282	200
Legal and professional fees	31	60
Stationary and office supplies	68	58
Amortization of intangibles	21	21
Advertising and promotions	134	175
FDIC insurance premium expense	255	19
Other real estate expense	203	138
Other expenses	1,135	1,191
Total other expenses	6,663	7,329

Net income before income taxes	2,247	2,697

Income taxes	468	566

Net income	$1,779	$2,131

Earnings per share	$0.49	$0.59

Weighted average number
of shares outstanding	3,625,257	3,624,806

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
AS OF MARCH 31, 2009 AND 2008
(In Thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008

Balance beginning of period	$77,008	$75,031
Net income	1,779	2,131
Other comprehensive income
Changes in available for sale investments	1,177	1,772
Changes in derivatives	32	(2)
Comprehensive income	2,988	3,901

Cash dividend declared	(1,051)	(1,051)
Common stock issued	-	-
Sale of common stock held in treasury	16	-
Cumulative effect for change in accounting
principle (adoption of EITF 06-04)	-	(1,919)
Balance end of period	$78,961	$75,962

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars In Thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008

Net cash provided by operating activities	$2,732	$6,555

Investing activities:
Proceeds of maturities of held-to-maturity securities	115	-
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	9,332	14,062
Proceeds of sales of available-for-sale securities	16,276	14,851
Purchase of available-for-sale securities	(28,512)	(35,133)
Decrease (Increase) in loans-net	3,323	(14,647)
Proceeds from sale of other real estate	624	449
Purchases of premises and equipment	(183)	(1,433)
Net cash provided (used) by investing activities	975	(21,851)

Financing activities:
Net increase in demand and savings
accounts	1,183	443
Decrease in time deposits	14,622	5,995
Increase in long-term debt	1,857	6,655
Treasury stock sold, net	16	-
Proceeds from sale of common stock	-	-
Cash dividends paid	(1,051)	(1,051)
Net increase in short-term borrowings	7,069	11,965
Net cash provided (used) by financing activities	(5,548)	12,017

Decrease in cash and cash equivalents	1,841	3,279

Cash and cash equivalents at beginning of period	40,704	25,242

Cash and cash equivalents at end of period	$38,863	$21,963

Supplemental cash flow disclosures:
Interest payments, net	$4,560	$5,986
Income taxes paid, net	350	-
Transfers from loans to foreclosed assets	1,760	704
Transfers from foreclosed assets to loans	757	-

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2009, the consolidated statements of income for the three month periods ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior year balances have been reclassified to conform with current year presentation.  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc. (the "Company"), and its subsidiary, First Citizens National Bank (the "Bank").  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in other assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly owned subsidiaries, First Citizens Financial Plus and First Citizens Investments, Inc., which are consolidated into its financial statements.

The Bank has a 50% ownership interest in two insurance subsidiaries both of which are accounted for using the equity method.  One is White and Associates/First Citizens Insurance, LLC, which is a general insurance agency offering a full line of insurance products.  The other is First Citizens/White and Associates Insurance Company whose principal activity is credit insurance.  The investment in these subsidiaries is included in Other Assets on the Balance Sheets presented in this report and earnings from these subsidiaries are recorded in Other Income on the Income Statements presented in this report.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

In conformity with Statement of Financial Accounting Standard (SFAS) No. 114, the Company recognized loans as impaired with carrying values of approximately $14.8 million as of March 31, 2009 and $12.2 million as of December 31, 2008.  Specific allocations in the reserve for loan losses related to impaired loans totaled $2.8 million as of March 31, 2009 and $2.0 million at December 31, 2008.  Average investment in impaired loans in first quarter 2009 was $13.5 million compared to $10.0 million during year ended December 31, 2008, respectively.  Interest income recognized on impaired loans on an accrual basis is approximately $208,000 for first quarter 2009 compared to approximately $150,000 for first quarter 2008.

NOTE 5 - INVESTMENT SECURITIES AND DERIVATIVE TRANSACTIONS

The amortized cost and fair value of securities as of March 31, 2009 and December 31, 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2009 (in thousands):
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$-	$-	$-	$-

Securities Available-for-Sale:
U. S. Treasury Securities and Obligations of U. S.
Government Agencies and Corporations	$133,537	$4,822	$(2)	$138,356
Obligations of States and Political Subdivisions	66,313	2,355	(433)	68,236
All Others	3,939	5	(2,185)	1,759
	$203,789	$7,182	$(2,620)	$208,351

As of December 31, 2008 (in thousands):
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$115	$-	$-	$115

Securities Available-for-Sale:
U. S. Treasury Securities and Obligations of U. S.
Government Agencies and Corporations	$144,596	$3,688	$(14)	$148,269
Obligations of States and Political Subdivisions	59,196	1,065	(788)	59,474
All Others	3,939	7	(1,304)	2,642
	$207,731	$4,760	$(2,106)	$210,385

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased.  The value of the derivative has fluctuated since inception, as have rates, but remains in a negative position as of current quarter end.  Value of the derivative improved modestly during the quarter ended March 31, 2009.  Accumulated other comprehensive income reflects a negative value of approximately $129,000, gross and $80,000, net of tax.  See Note 10 regarding determination of fair value of the derivative.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized and is tested for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  The goodwill impairment test is conducted in first quarter annually and is a two-step test.  The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill.  Currently the Company has one reporting unit and does not meet the tests to segment per SFAS No. 131.  If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

If required, the second step involves calculating an implied fair value of goodwill which is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  An impairment loss cannot exceed the carrying value of goodwill.

Our stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of March 31, 2009.  In the event our stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of the reportable date is $11.8 million or 1.28% of total assets or 15.01% of total capital.

Amortization expense of the other identifiable intangibles for the quarter was approximately $21,000 for 2009 and approximately $21,000 for 2008.

NOTE 7 - LONG TERM OBLIGATIONS

In March 2002, the Company. formed a wholly owned subsidiary, First Citizens (TN) Statutory Trust as a Delaware statutory trust. The subsidiary was formed for the purpose of issuing preferred securities and conveying the proceeds to the Company in exchange for long-term, subordinated debentures issued by the Company.  The debentures are the sole assets of the trust.  The Company owns 100% of the common stock of the trust.

On March 26, 2002, the Company, through its Trust subsidiary, issued 5,000 floating rate Trust Preferred Securities in denominations of $1,000 for a total of $5,000,000, which mature thirty (30) years from the date of issuance. Interest is payable on March 26, June 26, September 26 and December 26 of each year during the term. The interest rate is calculated quarterly equal to the three-month LIBOR interest rate plus 3.6%.  Responsibilities of the Company concerning the debentures and related documents constitute a full and unconditional guarantee by the Company of the Trust issuer's preferred securities.  In March 2007, First Citizens (TN) Statutory Trust II was terminated and the related debt was refinanced through First Citizens (TN) Statutory Trust IV, which is discussed below.

In March 2005, the Company formed a wholly owned subsidiary First Citizens (TN) Statutory Trust III.  The trust is a Delaware statutory trust for the sole purpose of issuing and selling preferred securities and using proceeds from the sale to acquire long term subordinated debentures issued by the Company.  Debentures are the sole assets of the trust.  The Company owns 100% of the common stock of the trust.

On March 17, 2005 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust III, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1,000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005 the rate per annum was 4.84%.  For each successive three-month period beginning on (and including) June 17, 2005, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.80%.  Interest payment dates are: March 17, June 17, September 17, and December 17 during the 30-year term.  The entire $5 million in proceeds was used to reduce a revolving line of credit with First Tennessee Bank.  The Company's obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the trust issuer's obligations under the Preferred Securities.

In March 2007, the Company formed a wholly owned subsidiary First Citizens (TN) Statutory Trust IV.  The trust is a Delaware statutory trust for the sole purpose of issuing and selling preferred securities and using proceeds from the sale to acquire long term subordinated debentures issued by the Company.  Debentures are the sole assets of the trust.  The Company owns 100% of the common stock of the trust.

In March 2007, the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust IV, sold 5,000 of its floating rate Trust Preferred Securities at a liquidation amount of $1000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 15, 2007 the rate per annum of 7.10%.  For each successive period beginning on (and including) June 15, 2007, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.75%.  Interest payment dates are: March 15, June 15, September 15, and December 15 during the 30-year term.  The purpose of sale of preferred securities was to refinance debt issued through First Citizens (TN) Statutory Trust II (discussed above) at a lower spread to LIBOR and results in savings of $92,500 annually.  The Company's obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Trust Preferred Securities.

Although for accounting presentation, the Preferred Trust Securities are treated as debt, the outstanding balance qualifies as Tier I capital subject to the provision that the amount of the securities included in Tier I Capital cannot exceed twenty-five percent (25%) of total Tier I capital.

The Company is dependent on the profitability of the Bank and its subsidiaries and their ability to pay dividends in order to service its long-term debt.

The Bank has long-term advances from the FHLB totaling approximately $65 million as of March 31, 2009 and $63 million as of December 31, 2008.  These advances bear interest at rates which vary from 1.89% to 6.55% with a weighted average rate of 4.85% as of March 31, 2009.  Most of the FHLB borrowings have quarterly call features and maturities range from 2009 to 2017.  If a convertible advance is called, the Company has the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  If a putable advance is called, the Company is required to re-pay the obligation.  Collateral for the FHLB advances consists of the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages and multi-family residential mortgages as well as the commercial loan portfolio, agriculture portfolio and second mortgages on 1-4 family residential properties.  The Bank had additional borrowing capacity of approximately $36 million as of March 31, 2009.

NOTE 8 - REVOLVING LINE OF CREDIT

The Company has a $5 million one-year line of credit with First Tennessee Bank that is renewed annually.  As of current quarter end, there is no outstanding balance drawn on this line.  Interest on the outstanding balance is payable quarterly and is based on 100 basis points below the base prime rate of First Tennessee Bank.

NOTE 9 - ADOPTION OF EITF 06-04 ACCOUNTING FOR ENDORSEMENT SPLIT DOLLAR LIFE INSURANCE PLANS WITH POSTRETIREMENT BENEFITS

The Company adopted EITF 06-4 effective January 1, 2008.  The cumulative adjustment to retained earnings for this change in accounting principle is $1.9 million to accrue the postretirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is estimated at $165,000 for the year ended December 31, 2009.  Expense related to these plans for first quarter 2009 is approximately $41,000 compared to approximately $66,000 in first quarter 2008. This expense is included in the Salaries and Benefits Expense on the Consolidated Statement of Income.

NOTE 10 - FAIR VALUE MEASUREMENTS

Fair value measurements are used to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") effective January 1, 2008 for all applicable financial and non-financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.   This standard does not expand the use of fair value in any new circumstances but clarifies the principle that fair value should be based on assumptions that market participants would use when pricing the asset or liability.  The standard outlines the following three acceptable valuation techniques that may be used to measure fair value:

a.             Market approach-The market approach uses prices and other relevant information generated by market transactions involving identical or similar assets or liabilities.  This technique includes matrix pricing that is a mathematical technique used principally to value debt securities without relying solely on quoted prices for specific securities but rather by relying on securities' relationship to other benchmark quoted securities.

b.             Income approach-The income approach uses valuation techniques to convert future amounts such as earnings or cash flows to a single present discounted amount.  The measurement is based on the value indicated by current market expectations about those future amounts.  Such valuation techniques include present value techniques, option-pricing models (such as Black-Scholes-Merton formula and a binomial model), and multi-period excess earnings method (used to measure fair value of certain intangible assets).

c.             Cost approach-The cost approach is based on current replacement cost which is the amount that would currently be required to replace the service capacity of an asset.

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

Effective January 1, 2008, the Company adopted provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115" ("SFAS 159"). SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions enabling the Company to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a material impact on the financial statements of the Company.

Recurring Basis

Fair value measurements are determined in accordance with SFAS 157.  The following are descriptions of valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for trust preferred collateralized debt obligations ("TRUP CDOs") which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 2% of the portfolio at March 31, 2009.

The markets for TRUP CDOs and other similar securities were not active at March 31, 2009.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also relatively inactive.

The market values for these securities (and other securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November 2008 and remained near those levels at March 31, 2009.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given conditions in current debt markets and the relative inactivity in the secondary and new issue markets, the Company determined:

-       Few observable transactions and market quotations that were available are not reliable for purposes of determining fair value as of March 31, 2009;

-      An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

-       The Company's TRUP CDOs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

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

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates for the current quarter end range from 10% to 28% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

Cash Flow Hedge

The Company's cash flow hedge is valued by a third party vendor and based on matrix pricing using Level 2 inputs as noted in Note 1.

A summary of assets and liabilities as of March 31, 2009 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Assets:
Securities available-for-sale	$-	$206,872	$1,479	$208,351
Liabilities:
Cash Flow Hedge	$-	$164		$164

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 (in thousands):

Available
for Sale
Balance at December 31, 2008	$2,342
Total unrealized gains (losses) included in:
Net income	-
Other comprehensive income	(863)
Purchases, sales, issuances and settlements, net
Transfers in and (out) of Level 3	-
Balance at March 31, 2009	$1,479

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge in first quarter 2009 or during the year ended December 31, 2008.

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

A summary of assets and liabilities as of March 31, 2009 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Assets:
Impaired Loans	$-	$-	$14,778	$14,778
Loans held for sale	-	3,343	-	3,343
Other real estate			5,557	5,557

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Results of operations for first quarter 2009 reflect stable core income streams, improving net interest margins, and reductions in non-interest expense. In spite of this, earnings per share decreased $0.10 or 16% when comparing the first quarters of 2009 and 2008.  Decreased earnings are attributable to recording provision for loan losses of $2.4 million for first quarter 2009 compared to a provision of $367 thousand first quarter 2008.   Provision of this magnitude was recorded as a proactive measure to address not only net charge-offs for first quarter 2009 but also to increase the allowance for loan losses as a percent of total loans given the adverse economic conditions and continued deterioration in real estate markets. Net loan charge-offs for first quarter 2009 totaled $1.3 million compared to $353 thousand in first quarter 2008.  Reserve for losses on loans as a percent of total loans was 1.43% as of March 2009, 1.22% as of December 2008 and 1.06% as of March 2008.

Total assets by design remained flat in first quarter 2009 compared to year-end 2008 as a result of strategic efforts to grow cautiously during the current economic recession and a lack of loan demand.  Strategic efforts are currently focused on preservation of capital and maintaining prudent liquidity position rather than aggressive growth until economic and market conditions improve.  Loan totals decreased by $5.5 million or approximately 0.9%  (annualized 3.8%) during first quarter 2009.

EXPANSION

There are no immediate plans for expansion in the near term.  Construction of a full service branch facility in Jackson, Tennessee originally scheduled for 2009 has been temporarily put on hold due to the current conditions of the economy and financial markets.

FORWARD-LOOKING STATEMENTS

Information contained herein includes forward-looking statements with respect to the beliefs, plans, risks, goals and estimates of First Citizens Bancshares, Inc.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control.  When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "will," "intend," "is likely," "going forward" and other expressions are intended to identify forward-looking statements.  These forward-looking statements are within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may include, but are not limited to projections of income or loss, expenses, acquisitions, plans for the future, and others.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the balance sheet at fair value.  Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counter parties.  Third party vendors are used to obtain fair value of available-for-sale securities and the cash flow hedge.  See also Note 10 to the Company's Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q.

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

RESULTS OF OPERATIONS

Results of operations for first quarter 2009 reflect stable core income streams, improving net interest margins, and reductions in non-interest expenses offset by increased provision for loan losses.  Key performance metrics for the Company reflect the negative impact of increased provision for loan losses recorded in first quarter 2009 compared to first quarter of prior years and are as follows:

	AS OF MARCH 31,
	2009	2008	2007	2006	2005
Percentage of Net Income to:
Average Total Assets	0.78%	0.97%	0.98%	1.06%	1.08%
Average Shareholders'
Equity	9.14%	11.65%	11.73%	13.55%	13.43%
Percentage of Dividends
Declared Per Common
Share to Net Income	59.08%	49.32%	52.41%	48.59%	49.12%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	9.30%	9.07%	9.09%	8.63%	8.86%

*Represents primary capital including the allowance for loan losses.

Earnings per share decreased $0.10 or 16.5% when comparing the first quarters of 2009 and 2008.  The decrease in earnings per share is a result of increase in provision for loan losses that is partially offset by increased net interest income, gain on sale of available-for-sale securities, and reductions in other non-interest expenses.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased approximately $517,000 or 7.3%, when comparing first quarter of 2009 to first quarter 2008.  The net yield on average earning assets for the first quarters of 2009 and 2008 decreased, from 7.01% to 6.10%.  Net interest margin for first quarter 2009 was 3.87%, which reflects an increase of 8 basis points above first quarter 2008 and is flat compared to 3.84% for the year ended December 31, 2008.  First quarter 2009 net interest margin improved as cost of interest-bearing liabilities decreased more than the decreased yield on interest-earning assets.  The Company has maintained stable net interest margins in the range of 3.50% to 4.00% over the past four years as federal funds rates fluctuated between 0.00% and 5.25%.

Per the most recent Uniform Bank Performance Report (UBPR), net interest income as a percent of average total assets was above peer at 3.50% compared to peer at 3.46% for the year ended December 31, 2008.  Review of individual components of net interest income reveal that both the Bank's investment and loan portfolios have higher yields than peer and the cost of deposits is less than peer while peer banks have lower costs on other borrowed money.  Yield on total loans was 6.90% compared to peer at 6 .77% at year-end 2008.  Investment yields (on a tax equivalent basis) are above peer at 5.47% compared to peer at 5.03%.  Cost of interest-bearing deposits was 2.53% compared to peer at 2.87% and cost of other borrowed money was 4.89% compared to peer of 3.67%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.

Average earning assets to total average assets is 90% compared to peer of 94% as of December 31, 2008.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $52 million or 5.7% of total assets as of March 31, 2009.  The statement of cash flows reflects fixed assets purchases of approximately $183,000 during first quarter 2009.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $202,000 in first quarter 2009 compared to approximately $213,000 for first quarter 2008.

Average interest-bearing deposits in first quarter 2009 compared to the same period in 2008 reflect an increase of approximately $42 million or 7.2%.   Cost of interest bearing deposits decreased 111 basis points from first quarter 2008 to first quarter 2009.  While the cost of deposits has decreased, competitive factors and liquidity pressures in the industry kept the cost of deposits from declining significantly compared to the steep rate cuts by the FOMC.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	QUARTER ENDING MARCH 31,
	2009			2008			2007
	Avg.		Avg.	Avg.		Avg.	Avg.		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$586,378	$9,489	6.47%	$585,576	$10,952	7.48%	$545,171	$10,783	7.91%
Investment Securities:
Taxable	149,563	2,003	5.36%	137,517	1,816	5.28%	134,546	1,674	4.98%
Tax Exempt (4)	65,128	1,052	6.46%	52,380	844	6.45%	44,243	697	6.30%
Interest Earning
Deposits	900	6	2.67%	848	13	6.13%	759	9	4.74%
Federal Funds Sold	22,176	15	0.27%	3,385	46	5.44%	17,235	224	5.20%
Total Interest Earning
Assets	824,145	12,565	6.10%	779,706	13,671	7.01%	741,954	13,387	7.22%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$15,610			$17,676			$16,368
Bank Premises
and Equipment	31,691			30,972			28,267

Other Assets	54,539			51,663			48,228

Total Assets	$925,985			$880,017			$834,817
	=======			======			=======

	QUARTER ENDING MARCH 31,
	2009			2008			2007
	Avg.		Avg.	Avg.		Avg.	Avg.		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$633,040	$3,553	2.25%	$590,483	$4,956	3.36%	$574,362	$5,296	3.69%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	113,850	1,045	3.67%	119,798	1,336	4.46%	93,405	1,176	5.04%
Total Interest
Bearing Liabilities	746,890	4,598	2.46%	710,281	6,292	3.54%	667,767	6,472	3.88%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	91,880			89,500			93,273
Other liabilities	8,244			6,684			4,242

Total liabilities	847,014			806,465			765,282

SHAREHOLDERS' EQUITY	78,971			73,552			69,535

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$925,985			$880,017			$834,817
	=======			=======			=======
NET INTEREST
INCOME		$7,967			$7,379			$6,915
		======			======			======
NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			3.87%			3.79%			3.73%

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

Provision for loan losses for first quarter 2009 increased $2 million compared to first quarter 2008.  Net charge-offs for first quarter 2009 totaled $1.3 million compared to net charge-offs of approximately $353,000 in first quarter 2008.  Reserve for losses on loans as a percent of total loans was 1.43% as of March 2009 compared to 1.22% as of December 2008 and 1.06% as of March 2008.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.43% compared to peer of 0.78% as of year-end 2008.  Non-interest income increased 12% when comparing first quarters 2009 and 2008.  In first quarter of 2009, fee income (non-interest income) contributed 23.3% to total revenue compared to 19.8% for the same period last year.

The increase in non-interest income in first quarter 2009 is due to gain on sale of available-for-sale securities totaling approximately $724,000 in first quarter 2009 compared to approximately $63,000 in first quarter 2008.  See additional information in Investment Securities section below.  Income from fiduciary activities and brokerage fees decreased in first quarter 2009 approximately $25,000 and $110,000, respectively, as compared to first quarter 2008.  These fees have trended lower as market values of assets under management have declined during the current economic recession and due to lack of consumer confidence in the economy and financial markets.  Service charges on deposits decreased approximately $110,000 due to lower overdraft fee income in first quarter 2009 compared to first quarter 2008.

The increase of approximately $52,000 in other non-interest income primarily relates to an increase of approximately $80,000 in income from White & Associates/First Citizens Insurance LLC in first quarter 2009 compared to first quarter 2008.  Income from the insurance subsidiary totaled approximately $283,000, $201,000, and $138,000, in first quarters of 2009, 2008, and 2007, respectively.  The following table compares non-interest income for first quarter of 2009, 2008 and 2007 (dollars in thousands):

	QUARTER ENDING MARCH 31,
		% of		% of
	2009	Change	2008	Change	2007
Mortgage banking income	$302	-2.89%	$311	10.28%	$282
Income from fiduciary activities	166	-13.09%	191	-4.02%	199
Service charges on deposits	1,577	-9.11%	1,735	22.10%	1,421
Brokerage fees	277	-28.42%	387	23.64%	313
Earnings on bank owned life insurance	202	-5.16%	213	21.71%	175
Gain (loss) on sale of securities	724	1031.25%	64	-206.67%	(60)
Other income	453	13.25%	400	14.29%	350
Total non-interest income	$3,701	12.12%	$3,301	23.17%	$2,680

Non-interest expense represents operating expenses of the Company and many strategic action plans have centered around reduction in operating expenses in 2009.  As a result, non-interest expense for first quarter 2009 decreased approximately $666,000, or 9.1%, over first quarter of  2008.  Salary and benefits expense is the largest component of non-interest expense and decreased approximately $935,000 or 20.4% over first quarter 2008 due primarily to reduction in employee benefit expenses.  Employee benefit expense accruals for incentive compensation and retirement contributions were reduced approximately $475,000 in first quarter 2009 compared to first quarter 2008.  Expense related to imputed income tax reimbursement agreements and post-retirement bank owned life insurance benefits decreased approximately $370,000 in first quarter 2009 compared to first quarter 2008.  Average full-time equivalent employees for the Bank were 255 for three months ended March 31, 2009 compared to 271 for three months ended March 31, 2008.

Depreciation expense in first quarter 2009 was flat compared to first quarter 2008.  Purchases of fixed assets in first quarter 2009 totaled approximately $183,000 compared to $1.4 million in first quarter 2009.  Data processing expense increased approximately $80,000 due to increased processing and maintenance fees on new and enhanced programs and systems including products related to customer relationship management, our core processor, and online banking.  Data processing expense also includes fees for outsourced processing and services including payroll processing and some network administration, which increased in 2009.

FDIC insurance premium expense increased approximately $235,000 in first quarter 2009 compared to 2008 as the result of an increase in assessment rates and depletion of a one-time assessment credit that served to reduce premiums due in 2007 and 2008.  An additional one time assessment against all banks by FDIC to help offset costs incurred by the fund in dealing with failed banks is projected to increase FDIC premiums in 2009 to a level in excess of $2 million compared to approximately $100,000 for the year ended December 31, 2008.  The one-time special assessment will be made as of the end of second quarter 2009 and will be paid in third quarter 2009.

Other real estate expense for first quarter 2009 was approximately $203,000 compared to $136,000 in first quarter 2008.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $134,000 or 2.01% of other non-interest expense in first quarter 2009 compared to approximately $175,000 or 2.39% of total non-interest expense in first quarter 2008.  All marketing or advertising items are expensed at the time they are incurred.  Reduced marketing and promotional expenses are due to strategic efforts to control non-interest expense during first quarter 2009.

The following table compares non-interest expense for first quarter of 2009, 2008 and 2007 (dollars in thousands):

	QUARTER ENDING MARCH 31,
		% of		% of
	2009	Change	2008	Change	2007
Salaries and Employee benefits	$3,647	-20.41%	$4,582	14.98%	$3,985
Net Occupancy Expense	438	-0.45%	440	4.76%	420
Depreciation	449	0.90%	445	-15.40%	526
Data Processing Expense	282	41.00%	200	-9.09%	220
Legal and Professional Fees	31	-48.33%	60	0.00%	60
Stationary and Office Supplies	68	17.24%	58	-21.62%	74
Amortization of Intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	134	-23.43%	175	-0.57%	176
FDIC insurance premium expense	255	1242.11%	19	-5.00%	20
Other real estate expenses	203	49.26%	136	615.79%	19
Other Expenses	1,135	-4.86%	1,193	5.39%	1,132
Total Non-Interest Expense	$6,663	-9.09%	$7,329	10.16%	$6,653

The efficiency ratio measures total non-interest expenses as a percentage of the sum of net interest income (on a tax equivalent basis) and non-interest income.  The Company's efficiency ratio as of March 31, 2009, and 2008 was 57.0% and 68.5%, respectively.  The lower ratio in March 2009 compared to March 2008 was due to the combination of increased non-interest income and lower non-interest expense which are described above.

CHANGES IN FINANCIAL CONDITION

Total assets were flat in first quarter 2009 compared to year-end 2008 due to slow loan demand and strategic efforts to grow cautiously during the current economic recession.  Loans decreased by $5.5 million or approximately 0.9% (annualized 3.8%) during first quarter 2009.  Loan growth was approximately 2.1% for the year ended December 31, 2008.  The Company continues to fund loans and looks forward to the time when a stronger economy encourages customers to once again move forward with a more aggressive business agenda.  The Company remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Total deposits decreased by approximately $13.4 million or 1.8% (annualized 7.2%) during first quarter 2009.  Demand deposits decreased approximately $22 million in first quarter 2009.  Demand deposits have fluctuated in recent months in the range of $80 million to $110 million but overall monthly average demand balances have remained in the range of $85 million to $95 million, which is consistent with historical trends.  Time deposits decreased approximately $15 million due to de-leveraging of brokered certificates of deposits. Savings deposits increased $23 million during first quarter 2009.  Seasonality of municipal deposits contributed to the overall increase of approximately $23 million in savings deposits.

Securities sold under agreements to repurchase increased $7.1 million or 21.6% since year-end 2008.  Long-term debt increased $1.9 million or 2.5% in first quarter 2009 as a result of one new FHLB advance totaling $2 million offset by debt reductions totaling approximately $100,000 on amortizing FHLB advances.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Peer data per the December 31, 2008 Uniform Bank Performance Report indicates that tax equivalent yields on investments exceed peer at 5.47% compared to 5.03% peer.  Quarterly average rates for taxable securities for the first quarter end increased 7 basis points while tax exempt securities are flat compared to prior year's first quarter.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 60% of total portfolio.  The Company's goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of approximately $137 million as of March 31, 2009.

The carrying value of listed investment securities as of dates indicated were summarized as follows (in thousands):

	AS OF MARCH 31,
	2009	2008	2007	2006	2005
U. S. Treasury & government
agencies	$138,356	$137,241	$129,290	$117,202	$95,449
State & political subdivisions	68,236	53,806	43,773	41,581	40,949
All others	1,759	4,599	12,377	13,505	13,333
Totals	$208,351	$195,646	$185,440	$172,288	$149,731

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of March 31, 2009 were as follows (in thousands):

	Held-to Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Treasury securities	$-	$-	$-	$-
U. S. government agency &
Corporate obligations	-	-	133,537	138,356

Securities issued by states &
Political subdivision in the
U. S.:
Taxable securities	-	-	-	-
Tax-exempt securities	-	-	66,313	68,236
U. S. securities:
Debt securities	-	-	3,908	1,754
Equity securities	-	-	10	5
Foreign securities:
Debt securities	N/A	N/A	N/A	N/A
Equity securities	N/A	N/A	N/A	N/A

Total	$-	$-	$203,768	$208,351

Accumulated other comprehensive income reflects $2.8 million net unrealized gain on securities, net of tax.  During first quarter 2009, gross unrealized gain on securities increased approximately $1.9 million from year end 2008 primarily due to increases in market value of agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs) held in the portfolio.  Market values of the bonds increased in first quarter 2008 as a result of the Federal Reserve's quantitative easing plan to improve stability and liquidity in financial markets and promote recovery in housing sector.  The Federal Reserve's purchase of mortgage-backed securities similar to those held in the Company's portfolio drove re-investment yields lower and market values of current holdings higher.  Market value of the investment portfolio was also heavily influenced by U. S. Treasury curve.  The 10-year Treasury rate was 2.71% as of March 2009 compared to 2.49% as of December 2008 and 4.07% in March 2008.  The two-year Treasury rates were approximately 0.81% in March 2009 compared to 1.46% at year-end 2008 and 2.46% as of March 2008.

In first quarter 2009, the Company implemented a strategy to realize a portion of the unrealized gain on the investment portfolio.  Investments totaling approximately $23.5 million were sold in first quarter 2009 at a realized gain of approximately $724,000.  The sales were recorded on a trade date basis in accordance with generally accepted accounting principles.  Although the transactions were executed prior to March 31, 2009, settlement for a portion of the sales did not occur until April 2009 and resulted in a receivable of approximately $7 million reported in Other Assets on the Consolidated Balance Sheet as of March 31, 2009.  Proceeds from the sale of investments were reinvested into securities consisting of agency MBS and CMO as well as municipal securities.  Investment strategies for new purchases took a slightly more defensive position in the taxable securities portion of the portfolio in preparation for a rise rate environment in the future.  The Company is also allocating approximately 25% to 30% of new purchases into tax-exempt municipal securities.  The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.

The only derivative transaction of the Company or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

LOANS

The following table sets forth total loans held for investment net of unearned income by category for the past five years (in thousands):

	AS OF MARCH 31,
	2009	2008	2007	2006	2005
Real estate:
construction	$93,927	$109,394	$90,893	$83,423	$104,460
mortgage	379,727	358,969	339,754	347,345	318,173
Commercial, financial
and agricultural	78,059	85,635	75,650	79,156	62,754
Consumer installment	34,733	36,450	37,435	37,592	37,643
Other	4,716	8,642	6,555	6,546	4,297

Total loans	$591,162	$599,090	$550,287	$554,062	$527,327

Loans decreased $5.6 million from December 31, 2008 to March 31, 2009 and decreased $8 million from March 31, 2008 to March 31, 2009.  Real estate loans increased $5 million from March 31, 2008 to March 31, 2009.  Commercial, financial and agricultural loans combined decreased $7.5 million when comparing March 31, 2008 to March 31, 2009.  Loan demand was slow during the first quarter of 2009 and the Company has been strategically cautious with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for approximately $473 million or 80% of total portfolio.  Commercial and residential construction loans comprised $94 million or 16% of the total loan portfolio.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  The Bank monitors concentrations in commercial real estate in accordance with regulatory guidelines.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. The Bank's legal lending limit at March 31, 2009 was $12.4 million.  Although the Bank's legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of March 31, 2009.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $67 million of total loans as of March 31, 2009 and $63 million as of March 31, 2008.  Recoveries, net of charge-offs in this category were approximately $10,000 for first quarter 2009 compared to net charge-offs of approximately $23,000 for first quarter 2008.

NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Overall economic factors for Tennessee deteriorated in recent months as commercial and individual customers battled declining home values and rising unemployment rates.  While conditions have deteriorated, the impact in our markets appears to have been less severe overall than at the national level and was primarily concentrated in residential construction and land development loans in and around Shelby County.  Credit quality deterioration in this sector of the portfolio was reflected in net loans charged off in first quarter 2009 and increases in non-performing loans and increase in other real estate owned.  In response, the Company increased the allowance for loan losses as a percentage of total loans from 1.22% as of December 2008 to 1.43% as of March 2009.

Non-performing loans at quarter end were 1.75% of total loans.  Non-performing loans and other real estate trended upward over the last twelve months.  Per the most recent UBPR (as of December 31, 2008), the ratio of non-current loans to gross loans (as of December 31, 2008) was 0.74% compared to peer at 2.04%.  Non-performing loans have historically been in the range of less than 1% of total loans during the last five years. The recent increase was attributed to a small volume of loans with balances in excess of a $1 million.  The following table sets forth the balance of non-performing loans as of March 31, for the years indicated (in thousands):

	AS OF MARCH 31,
	2009	2008	2007	2006	2005
Non-performing loans:

Non-accrual	$7,579	$998	$385	$1,386	$1,310
90 days past due
accruing interest	2,788	1,087	703	2,213	907

Total	$10,367	$2,085	$1,088	$3,599	$2,217

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.43% for the current quarter and 1.22% at year-end 2008.   The following table recaps activity in the allowance for loan losses in first quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	QUARTER ENDED MARCH 31,
	2009	2008	2007	2006	2005

Average net loans
outstanding	$586,378	$585,576	$545,171	$547,727	$528,272

Balance of reserve for
loan losses at
beginning of period	$7,300	$6,328	$6,211	$6,830	$6,239

Loan charge-offs	(1,330)	(453)	(66)	(123)	(131)
Recovery of loans
previously charged-
off	60	100	107	87	44
Net recoveries (charge offs)	(1,270)	(353)	41	(36)	(87)

Addition to reserve
charged to operating
expense	2,400	367	166	233	251

Balance at end of
period	$8,430	$6,342	$6,418	$7,027	$6,403

Ratio of net charge-offs
during the quarter to
average net loans
outstanding	0.22%	0.01%	0.01%	0.01%	0.01%

Net loans charged off in first quarter for each of last five years by category were as follows (dollars in thousands):

	QUARTER ENDED MARCH 31,
	2009	2008	2007	2006	2005
Charge-offs:
Domestic:
Commercial, financial
and agricultural	($428)	($54)	($7)	($49)	($55)
Real estate-construction	(503)	(76)	0	0	(26)
Real estate-mortgage	(313)	(237)	(42)	(42)	(29)
Consumer loans	(86)	(86)	(55)	(32)	(21)

Foreign	N/A	N/A	N/A	N/A	N/A

Total charge-offs	($1,330)	($453)	($66)	($123)	($131)

Recoveries:
Domestic:
Commercial, financial
and agricultural	32	52	74	50	22
Real estate-construction	5	0	6	0	2
Real estate-mortgage	3	10	6	19	1
Consumer loans	20	38	21	18	19
Foreign	N/A	N/A	N/A	N/A	N/A

Total recoveries	$60	$100	$107	$87	$44

Net recoveries (charge offs)	($1,270)	($353)	$41	($36)	($87)

OTHER REAL ESTATE

The book value of other real estate owned ("OREO") was $5.6 million as of March 31, 2009 and $5.4 million at December 31, 2008.  As evidenced by the statement of cash flows, loans totaling $1.6 million were transferred from loans into other real estate during first quarter 2009 compared to approximately $704,000 in first quarter 2008.

As of current quarter end, there were approximately 35 properties in OREO consisting primarily of newly constructed single-family homes and residential lots.  Approximately 95% of the $5.6 million in OREO is located in Shelby County, Tennessee and surrounding counties.  While management continues efforts to liquidate OREO, Shelby and surrounding counties have been under stress with increasing home inventories and declining market values.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Such adjustments are charged directly to expense.

Other real estate expenses totaled approximately $203,000 in first quarter 2009 compared to approximately $136,000 in first quarter 2008.  Other real estate expenses included expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs as well as charges to write down on property values subsequent to foreclosure.

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Company's primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 85% of the funding as of March 31, 2009 compared to 84% March 31, 2008 and 86% of year-end 2008.  As of March 31, 2009, the Company had $23 million in deposit funds from the State of Tennessee.

In June 2008, the Bank began participating in Certificate of Deposit Account Registry Service ("CDARS").  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit ("CDs") (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank's ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank's customers, purchase time deposits (referred to as "One-Way Buy" deposits) or to sell excess deposits (referred to as "One-Way Sell" deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  As of year end 2008, the Bank held reciprocal deposits and "One-Way Buy" deposits in the CDARS program totaling $36 million as of March 31, 2009 compared to $45 million as of December 31, 2008.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes and are included in the following brokered deposit balances.  The Bank had $56 million of brokered certificate of deposits comprising 7.8% of total deposits as of March 31, 2009 compared to $27 million or 4.0% of total deposits as of March 31, 2008 and $76 million or 10.3% as of year-end 2008.

The Bank's liquidity position has stabilized since June 2008 as asset growth slowed strategically in the second half of 2008 and is flat first quarter 2009.  Thus, in first quarter 2009, the Company reduced its reliance on brokered deposits as evidenced by the decrease in total time deposits from December 31, 2008 to March 31, 2009.  Net decreases in total deposits were offset by securities sold under agreements to repurchase, which increased $7 million in first quarter 2009.  Borrowed funds from the FHLB amounted to 7.7% of total funding as of March 31, 2009 and 7.5% of total funding as of December 31, 2008.  The increase in FHLB advances was due to one new $2 million advance issued since December 31, 2008.

Appropriate liquidity risk management remains a high priority for the Company especially given current conditions in the banking industry and national economy.  Competitive factors and the need for liquidity throughout the industry placed pressure on pricing of retail deposits including certificates of deposits and money market accounts.  Slower asset growth rates over the past nine months have reduced the Company's need to compete in irrational pricing that has taken place in retail markets.  Thus, the Company has been able to maintain not only stable liquidity position but also stable net interest margins.

The Company's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, FHLB advances, Brokered certificates of deposit, and others.  Rates on wholesale borrowing sources including FHLB advances, overnight federal funds purchased, and brokered deposits continue to be funding sources that offer attractive pricing in the current environment.

As of March 31, 2009, the Bank has available lines of credit for federal fund purchases totaling $112 million with eight correspondent banks as well as additional borrowing capacity of $33 million with FHLB.  The Company had a $5 million line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit notes).  However, since the 2002 merger with Munford Union Bank, the focus for growth has been on internally generated growth through new branches.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on March 31, 2009 was $78.9 million, up 2.5% from $75.9 million on December 31, 2008.  The increase in capital consists of an increase in unrealized gains on available-for-sale securities as well as undistributed net income.  The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of March 31, 2009 was 13.0%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution. Capital as a percentage of total assets for the quarters ending March 31, is presented in the following table for the years indicated (excluding loan loss reserves):

2009	2008	2007	2006	2005
8.54%	8.49%	8.30%	7.70%	7.86%

The dividend payout ratio was 59.08% for the first quarter 2009 versus 49.32% and 52.41% for first quarter 2008 and 2007, respectively. We anticipate the dividend payout ratio for the year ending December 31, 2009 to be in the range of 40-60%, which is within our historical payout range.  Dividends per share were $0.29 in first quarter in each of years 2009, 2008 and 2007.  As a precautionary measure, dividends for second quarter 2009 will be reduced from $0.29 to $0.15 in order to preserve capital and strengthen the Company's capital position to prepare to pursue opportunities for growth as economic conditions improve.

The Company has not re-purchased shares of its own stock in the open market since December 31, 2008.  The Company has no formal plans or programs in place to repurchase common stock as it pursues its current strategy to reduce outstanding debt on the revolving line of credit.  The Company sold 500 treasury shares for $31.00 per share for an aggregate price of $15,500 in first quarter 2009.  All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position 157-4 ("FSP 157-4") Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 ("SFAS 157"), Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively.  Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in United States Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSP's do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. For debt securities where the fair value of the security is less than its amortized cost basis at the measurement date, an entity should recognize an other-than-temporary impairment if the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current period credit loss), this FSP changes the presentation and amount of the other-than-temporary impairment recognized in the statement of earnings. In those instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The total other-than-temporary impairment is presented in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that an entity does not expect to collect related to a debt security. These FSP's shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. Management has not completed its evaluation of these issues; however, the Company does not expect them to be material to its financial statements.  Management chose not to early adopt this pronouncement.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This interim disclosure will be included in the Company's interim financial statements beginning in the second quarter of 2009.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 ("SAB 111"). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments Debt and Equity Securities. On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  SAB 111 was effective for the Company as of March 31, 2009. There was no material impact to consolidated financial position or results of operations upon adoption.

On October 10, 2008, the FASB issued FASB Staff Position 157- 3 ("FSP 157-3") Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 applies to financial assets within the scope of SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. SFAS 157-3 became effective for the interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  As of March 31, 2009, implemented strategies have placed the Company in a slightly asset sensitive position in which the Company would likely experience a small improvement in net interest margin in a rising rate environment.  Interest rate risk exposures are well within policy limits and stable net interest margins are expected to continue in the range of 3.6% to 3.9% experienced over the last three years.

The current interest rate environment and condition of the financial markets creates a unique scenario with attributes that are difficult to quantify in traditional models.  Management is aware of such issues and attempts to implement conservative and realistic assumptions as much as possible.  Models are back-tested and run under various scenarios to help assist in validating such assumptions.  One example of the uniqueness of this environment is an inability to factor into quantitative models the impact of irrational pricing of retail deposits that has and may continue to occur when interest rates begin rising in the future.  In an upward rate environment, the Bank may find that competitive pressures force greater rate increases than seen in historical trends and traditional rate shock scenarios and may also hinder the ability to push rates any lower in a prolonged low rate environment.  See also the December 31, 2008 10-K for additional discussion of interest rate risk.

The Company swapped a $1,500,000 fixed investment cash flow for a variable cash flow stream tied to 90 day LIBOR rate June 2000.  The new variable investment cash flow is matched with a variable borrowing, resulting in an ongoing positive spread of 250 basis points with no interest rate risk.  The transaction was implemented to reduce interest rate risk.  The value of the derivative has fluctuated with moves in interest rates over the last three years.  See also Note 5 Derivative Transactions.  The volume and risk associated with this derivative is well within the Funds Management Policy of the Bank. There have been no material changes since year-end 2001 applicable to this transaction.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2009, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of March 31, 2009 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material legal proceedings filed against the Company or its subsidiaries as of this report date.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 500 shares of common stock held in treasury for $31.00 per share for an aggregate price of $15,500 on February 3, 2009.  All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.  Proceeds from such sale were used to pay the Company's expenses.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: May 8, 2009                                            /s/  JEFFREY D. AGEE
                                                                                     Jeffrey D. Agee,
                                                                            Chief Executive Officer &
                                                                                        President

Date: May 8, 2009                                          /s/    LAURA BETH BUTLER
                                                                                   Laura Beth Butler,
                                                                              Executive Vice President &
                                                                             Chief Financial Officer