Form 10-Q
period 2009-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2009-08-07
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED JUNE 30, 2009

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

Of the registrant's only class of common stock (no par value) there were 3,625,006 shares outstanding as of July 31, 2009

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(In Thousands)

	June 30, 2009 (UNAUDITED)	December 31, 2008 (1)
ASSETS

Cash and due from banks	$14,208	$17,888
Federal funds sold	7,365	22,816
Cash and cash equivalents	21,573	40,704
Investment securities:
Trading investments-stated at market	-	-
Held-to-Maturity, at amortized cost, fair
value of $0 at June 30, 2009
and $115 at December 31, 2008	-	115
Available-for-Sale, stated at market	222,248	210,385
Loans (excluding unearned income of $466 at June 30, 2009	-
and $506 at December 31, 2008)	599,197	596,758
Less: allowance for loan losses	8,854	7,300
Net loans	590,343	589,458
Loans held-for-sale	4,200	2,632
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	31,089	31,746
Accrued interest receivable	5,812	5,581
Goodwill	11,825	11,825
Other intangible assets	246	289
Other real estate	4,425	5,424
Bank owned life insurance policies	20,769	20,627
Other assets	4,370	3,032
TOTAL ASSETS	$922,584	$927,502

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$87,221	$108,762
Time	368,439	392,840
Savings	264,928	233,313
Total deposits	720,588	734,915
Securities sold under agreements to
Repurchase	39,240	32,765
Federal funds purchased and other short
term borrowings	1,000	1,000
Long-term debt	75,561	73,843
Other liabilities	6,880	7,971
Total liabilities	843,269	850,494

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Continued)
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(In Thousands)

	June 30, 2009 (UNAUDITED)	December 31, 2008 (1)
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at June 30, 2009 and 3,717,593
issued and outstanding at December 31, 2008	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	61,359	58,890
Accumulated other comprehensive income	1,348	1,526
Total common stock and retained earnings	81,756	79,465
Less-92,587 treasury shares, at cost as of June 30, 2009
and 93,094 shares at cost at December 31, 2008	2,441	2,457
Total shareholders' equity	79,315	77,008

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$922,584	$927,502

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest income:
Interest and fees on loans	$9,470	$10,585	$18,959	$21,537
Interest on investment securities:
Taxable	1,787	1,817	3,735	3,545
Tax-exempt	802	574	1,496	1,131
Dividends	53	88	108	176
Other interest income
Fed funds sold	7	15	22	61
Interest-bearing deposits in banks	5	12	11	25
Total interest income	12,124	13,091	24,331	26,475

Interest expense:
Interest expense on deposits	3,009	4,383	6,562	9,339
Other interest expense	1,046	1,318	2,091	2,654
Total interest expense	4,055	5,701	8,653	11,993

Net interest income	8,069	7,390	15,678	14,482

Provision for loan losses	800	741	3,200	1,108

Net interest income after provision	7,269	6,649	12,478	13,374

Other non-interest income:
Mortgage banking income	331	303	633	614
Income from fiduciary activities	220	194	386	385
Service charges on deposit accounts	1,730	1,850	3,307	3,585
Brokerage fees	338	421	615	808
Earnings on bank owned life insurance	221	313	423	376
Gain (loss) on sale of securities	(17)	(139)	707	74
Other non-interest income	420	370	873	771
Total other non-interest income	3,243	3,312	6,944	6,613

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Six Months Ended June 30,
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total other-than temporary impairment losses	$(749)	$-	$(749)	$-
Portion of loss recognized in other
comprehensive income (before taxes)	(696)	-	(696)	-
Net impairment losses recognized in earnings	(53)	-	(53)	-

Other non-interest expense:
Salaries and employee benefits	$3,922	4,218	$7,569	$8,800
Net occupancy expense	432	411	870	851
Depreciation expense	461	454	910	899
Data processing expense	285	246	567	446
Legal and professional fees	28	66	59	126
Stationary and office supplies	54	67	122	125
Amortization of intangibles	21	21	42	42
Advertising and promotions	164	191	298	366
FDIC Insurance Premium expense	696	19	951	38
Other real estate expense	263	163	466	301
Other non-interest expense	1,129	1,198	2,264	2,389
Total other non-interest expense	7,455	7,054	14,118	14,383

Net income before income taxes	3,004	2,907	5,251	5,604

Income taxes	719	642	1,187	1,208

Net income	$2,285	2,265	$4,064	$4,396

Earnings per share	$0.63	$0.62	$1.12	$1.21

Weighted average number
of shares outstanding	3,624,913	3,624,700	3,624,862	3,624,753

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
AS OF JUNE 30, 2009 AND 2008
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance beginning of period	$78,961	$75,962	$77,008	$75,031
Net income	2,285	2,265	4,064	4,396
Other comprehensive income
Changes in available for sale investments	(1,374)	(3,464)	(197)	(1,692)
Changes in derivatives	(13)	10	19	8
Comprehensive income	898	(1,189)	3,886	2,712

Cash dividend declared	(544)	(1,051)	(1,595)	(2,102)
Common stock issued
Common stock repurchased, net	-	(7)	16	(7)
Cumulative effect for change in accounting
principle (adoption of EITF 06-04)	-	-		(1,919)
Balance end of period	$79,315	$73,715	$79,315	$73,715

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars In Thousands)

	Six Months Ended June 30,
	2009	2008

Net cash provided by operating activities	$1,773	$6,422

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	-
Purchase of held-to-maturity investments	-	-
Proceeds of maturities of available-for-sale securities	19,350	34,249
Proceeds of sales of available-for-sale securities	23,768	14,851
Purchase of available-for-sale securities	(54,036)	(57,223)
Increase in loans-net	(3,001)	(48,598)
Proceeds from sale of other real estate	997	787
Purchases of premises and equipment	(253)	(2,188)
Net cash (used) by investing activities	(13,175)	(58,122)

Financing activities:
Net increase (decrease) in demand and savings
Accounts	10,074	(2,695)
Increase (decrease) in time deposits	(24,401)	7,926
Increase (decrease) in long-term debt	1,718	8,295
Treasury stock purchases, net	-	(7)
Proceeds from sale of common stock	-	-
Cash dividends paid	(1,595)	(2,102)
Net increase (decrease) in short-term borrowings	6,475	38,848
Net cash provided by financing activities	(7,729)	50,265

Increase (decrease) in cash and cash equivalents	(19,131)	(1,435)

Cash and cash equivalents at beginning of period	40,704	25,242

Cash and cash equivalents at end of period	$21,573	$23,807

Supplemental cash flow disclosures:
Interest payments, net	$8,980	$11,816
Income taxes paid, net	$1,810	$890
Transfers from loans to foreclosed assets	2,498	2,130
Transfers from foreclosed assets to loans	1,937	484

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2009, the consolidated statements of income for the three and six month periods ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

In conformity with Statement of Financial Accounting Standard (SFAS) No. 114, the Company recognized loans as impaired with carrying values of approximately $14.0 million as of June 30, 2009 and $12.2 million as of December 31, 2008.  Specific allocations in the allowance for loan losses related to impaired loans totaled $3.0 million as of June 30, 2009 and $2.0 million at December 31, 2008.  Average investment in impaired loans in first quarter 2009 was $14.2 million compared to $10.0 million during year ended December 31, 2008, respectively.  Interest income recognized on impaired loans on an accrual basis is approximately $447,000 for first two quarters of 2009 compared to approximately $250,000 for first two quarters of 2008.

NOTE 5 - INVESTMENT SECURITIES AND DERIVATIVE TRANSACTIONS

The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of investment securities for the dates presented:

	As of June 30, 2009
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U. S. Treasury Securities and Obligations of U. S.
Government Agencies and Corporations	$139,824	$3,949	$(243)	$143,530
Obligations of States and Political Subdivisions	76,200	1,709	(1,126)	76,783
All Others	3,892	-	(1,957)	1,935
	$219,916	$5,658	$(3,326)	$222,248
	As of December 31, 2008
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	$115	$-	$-	$115

Securities Available-for-Sale:
U. S. Treasury Securities and Obligations of U. S.
Government Agencies and Corporations	$144,595	$3,688	$(14)	$148,269
Obligations of States and Political Subdivisions	59,196	1,065	(788)	59,473
All Others	3,892		(1,957)	1,935
	$207,683	$4,753	$(2,759)	$209,677

The contractual maturities of debt securities as of June 30, 2009 are as follows:

	Securities
	Available for Sale
	Amortized Cost	Fair Value
Amounts Maturing In:
One Year or Less	$3,225	$3,241
After One Year Through Five Years	13,207	13,750
After Five Years Through Ten Years	32,882	33,521
After Ten Years	170,582	171,716
	$219,896	$222,228
Equity securities	20	20
Total securities	$219,916	$222,248

The above table includes agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) based on contractual maturities (primarily in the After Ten Years category).  However, the remaining lives of such securities are expected to be much shorter due to anticipated payments.

Securities with a fair value of $140 million are pledged to secure public, government and trust deposits as of June 30, 2009.

Securities, which are available-for-sale, are carried at fair value. Unrealized gains and losses are recognized as direct increases or decreases to accumulated other comprehensive income.  For securities with unrealized losses that are recognized as other-than temporary in the periods presented, the total other-than-temporary impairment is presented in the Consolidated Income Statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

The following table presents information on securities with gross unrealized losses at June 30, 2009, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities Available-for-Sale:
U.S. Treasury Securities and
Obligations of U.S. Government
Corporations and Agencies	$(241)	$23,333	$(2)	$79	$(243)	$23,412

Obligations of States and Political
Subdivisions	(999)	30,900	(127)	1,487	(1,126)	32,387

Other Debt Securities	-	-	(1,957)	1,905	(1,957)	1,905

Total Securities Available-for -Sale	$(1,240)	$54,233	$(2,086)	$3,471	$(3,326)	$57,704

Securities with fair values less than cost are reviewed on an individual security basis for other-than-temporary impairment with consideration given but not limited to (1) the length of time in which fair value has been less than cost and the extent of the unrealized loss, (2) the financial condition of the issuer, and (3) the positive intent and ability of the Company to maintain its investment in the issuer for a time that would provide for any anticipated recovery in the fair value.

As of June 30, 2009, the Company had 96 debt securities with unrealized losses with 13 of those securities having been in an unrealized loss position for greater than 12 months.  Of the 96 securities, 80 municipal bonds and 4 corporate bonds account for over 88% of the unrealized gross loss as of June 30, 2009.  Of the 80 municipal bonds, 76 have been in an unrealized loss for less than 12 months.  The securities in an unrealized loss position as of June 30, 2009 have been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including but not limited to whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports.  With respect to unrealized losses on securities reflected in other comprehensive income, management asserts positive intent and ability to hold such investments until anticipated recovery.

Market values of certain municipal bonds have trended lower in 2008 and 2009 primarily due to the impact of the fluctuation in market rates as well as due to down grades of insurers that provide credit support to municipal bonds rather than due to deteriorated credit quality of the actual issuers.  Most of the municipal bonds in the portfolio carry credit support in the form of insurance.  When reviewing bonds for purchase, this type of insurance serves as credit enhancement and not as credit replacement.  Thus, credit quality of the underlying credit is considered strong prior to purchase even if an underlying rating was not obtained by the issuer.  Bonds issued prior to 2007 often were rated by the primary rating agencies solely on the basis of the insurance and did not obtain a rating for the underlying credit.  Thus, as the issuers have been downgraded, certain bonds have also been downgraded.  The factors related to turmoil of the insurers of municipal bonds have had a negative impact on the liquidity of the bonds, and thus their market values over the past year.  However, the municipal portfolio is performing to terms and underlying credit quality is considered good.  Management monitors the performance and financial condition of these bonds and the issuers on a periodic basis as part of its risk management process and as part of the process of evaluating securities for other-than-temporary impairment.  Unrealized losses on the municipal bonds were considered by management to be temporary in nature and unrealized losses are reflected in accumulated other comprehensive income, net of applicable taxes, as of June 30, 2009.

Four corporate bonds account for $1.95 million of the $2.1 million unrealized loss as of June 30, 2009.  The Company does not intend to sell these bonds and it is not likely that it will be required to sell these four bonds before anticipated recovery of its remaining amortized cost.  Three of the four corporate debt securities are collateralized debt obligation securities that are backed by trust-preferred securities (TRUP CDOs) issued by banks, thrifts, and insurance companies.  The fourth bond is an individual corporate debt security.  The market for these bonds has been significantly impacted by the stress in the credit markets and thus, market values have trended downward in 2008 and continue in unrealized loss position in 2009.

The corporate debt security has an amortized cost of approximately $458,000 compared to market value of $291,000 as of June 30, 2009.  Management has reviewed the bond for other-than-temporary impairment including factors such as the financial condition of the issuer, bond rating, and other market data relevant the bond and concluded that the unrealized loss is temporary as of June 30, 2009.

The three TRUP CDOs have an amortized cost or book value of $3.4 million compared to fair value of $1.6 million as of June 30, 2009.  These bonds have been reviewed for other-than-temporary impairment using guidance in EITF Issue 99-20 to estimate and compare projected cash flows for each bond from quarter to quarter.  Significant inputs for the cash flow projections include credit and prepayment assumptions, projected future principal and interest payments, original face and current book value, and discount rate equal to current yield or internal rate of return.  The difference between the book value and projected value is used to determine the credit component of any impairment.  Two of the three TRUP CDOs have favorable results when comparing projected cash flows for this quarter compared to the prior quarter. and therefore are not considered to have other than temporary impairment as of June 30, 2009.

One of the three TRUP CDOs has an adverse change to the present value of estimated cash flows compared to prior quarter and is considered to have other-than-temporary impairment for the quarter ended June 30, 2009.  The difference between market value and amortized cost as of June 30, 2009 is approximately $749,000.  Of the $749,000, approximately $53,000 is recognized in earnings for the quarter ended June 30, 2009 as the credit loss portion of the impairment and is equal to the adverse change in projected cash flows from prior quarter to current quarter.  The remaining $696,000 is related to other factors and reflected in accumulated other comprehensive income, net of applicable taxes as of June 30, 2009.

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities:

December 31, 2008 Balance of credit losses on available-for-sale securities	$-
Additions for credit losses for which an OTTI loss was not previously recognized	53
June 30, 2009 Balance of credit losses on available-for-sale securities	$53

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 9.

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

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased.  The value of the derivative has fluctuated since inception, as have rates, but remains in a negative position as of current quarter end.  Value of the derivative improved modestly during the quarter ended June 30, 2009.  Accumulated other comprehensive income reflects a negative value of approximately $150,000, gross and $93,000, net of tax.  See Note 10 regarding determination of fair value of the derivative.

Components of accumulated other comprehensive income are as follows for the periods presented:

	June 30, 2009	December 31, 2008
Unrealized Gain (Loss) on Cash Flow Hedge, net of tax	$(93)	$(113)
Unrealized Gains (Losses) on Available-for-Sale Securities
without other-than-temporary impairment, net of tax	1,900	1,639
Unrealized Losses on Available-for-Sale Securities with
other-than-temporary impairment, net of tax	(459)	-
Accumulated Other Comprehensive Income	$1,348	$1,526

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

Our stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of June 30, 2009.  In the event our stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of the reportable date is $11.8 million or 1.28% of total assets or 14.91% of total capital.

Amortization expense of the other identifiable intangibles for the quarter was approximately $21,000 for 2009 and approximately $21,000 for 2008.

NOTE 7 - LONG TERM OBLIGATIONS

In March 2002, the Company formed a wholly owned subsidiary, First Citizens (TN) Statutory Trust as a Delaware statutory trust. The subsidiary was formed for the purpose of issuing preferred securities and conveying the proceeds to the Company in exchange for long-term, subordinated debentures issued by the Company.  The debentures are the sole assets of the trust.  The Company owns 100% of the common stock of the trust.

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

The Bank has long-term advances from the FHLB totaling approximately $65 million as of June 30, 2009 and $63 million as of December 31, 2008.  These advances bear interest at rates which vary from 1.89% to 6.55% with a weighted average rate of 4.85% as of June 30, 2009.  Most of the FHLB borrowings have quarterly call features and maturities range from 2009 to 2017.  If a convertible advance is called, the Company has the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  If a putable advance is called, the Company is required to re-pay the obligation.  Collateral for the FHLB advances consists of the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages and multi-family residential mortgages as well as the commercial loan portfolio, agriculture portfolio and second mortgages on 1-4 family residential properties.  The Bank had additional borrowing capacity of approximately $26 million as of June 30, 2009.

NOTE 8 - ADOPTION OF EITF 06-04 ACCOUNTING FOR ENDORSEMENT SPLIT DOLLAR LIFE INSURANCE PLANS WITH POSTRETIREMENT BENEFITS

The Company adopted EITF 06-4 effective January 1, 2008.  The cumulative adjustment to retained earnings for this change in accounting principle is $1.9 million to accrue the postretirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is estimated at $165,000 for the year ended December 31, 2009.  Expense related to these plans for second quarter 2009 is approximately $41,000 compared to approximately $66,000 in second quarter 2008. This expense is included in the Salaries and Benefits Expense on the Consolidated Statement of Income.

NOTE 9 - FAIR VALUE MEASUREMENTS

Fair value measurements are used to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The Company measures fair value under guidance provided by SFAS No. 157, "Fair Value Measurements" ("SFAS 157") effective January 1, 2008 for all applicable financial and non-financial assets and liabilities.  The Company also uses additional guidance regarding fair value provided under FASB Staff Position (FSP) No. 157-4 and 157-3 as of June 30, 2009 (see also Recently Issued Accounting Standards section in this report). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.   This standard does not expand the use of fair value in any new circumstances but clarifies the principle that fair value should be based on assumptions that market participants would use when pricing the asset or liability.  The standard outlines the following three acceptable valuation techniques that may be used to measure fair value:

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

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for trust preferred collateralized debt obligations ("TRUP CDOs") which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 2% of the portfolio at June 30, 2009 and December 31, 2008.

The markets for TRUP CDOs and other similar securities were not active at June 30, 2009.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also relatively inactive.

The market values for these securities (and other securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November 2008 and remained near those levels at June 30, 2009.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given conditions in current debt markets and the relative inactivity in the secondary and new issue markets, the Company determined:

-       Few observable transactions and market quotations that were available are not reliable for purposes of determining fair value as of June 30 2009;

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

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates for the current quarter end range from 5% to 24% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

Cash Flow Hedge

The Company's cash flow hedge is valued by a third party vendor and based on matrix pricing using Level 2 inputs as noted in Note 1.

A summary of assets and liabilities as of June 30, 2009 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets:
Securities available-for-sale	$-	$220,633	$1,615	$222,248
Financial liabilities:
Cash Flow Hedge	$-	$150		$150

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 (in thousands):

Available-for-Sale
Securities
Balance at December 31, 2008	$2,342
Total unrealized gains (losses) included in:
Net income	(53)
Other comprehensive income	(674)
Purchases, sales, issuances and settlements, net	-
Transfers in and (out) of Level 3	-
Balance at June 30, 2009	$1,615

Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis as described below.

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  Independent appraisals for collateral are obtained and may be discounted by management based on historical experience, changes in market conditions from time of valuation and/or management's knowledge of the borrower and the borrower's business.  As such discounts may be significant, these inputs are considered Level 3 in the hierarchy for determining fair value.  Values of impaired loans are reviewed on at least a quarterly basis to determine if specific allocations in the allowance for loan losses are adequate.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge in first or second quarters 2009 or during the year ended December 31, 2008.

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

A summary of assets and liabilities as of June 30, 2009 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Assets:
Impaired Loans	$-	$-	$14,043	$14,043
Loans held for sale	-	4,200	-	4,200
Other real estate			4,425	4,425

FAIR VALUE ESTIMATESs

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, requires disclosure of the estimated fair value of financial instruments for interim and annual periods.  The following assumptions were made and methods applied to estimate the fair value of each class of financial instruments not measured at fair value on the Consolidated Balance Sheets of the Company:

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

BANK OWNED LIFE INSURANCE

Carrying amount of bank owned life insurance is the cash surrender value as of the end of the periods presented and approximates fair value.

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

The carrying amount and fair value of assets and liabilities as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In Thousands)
Financial Assets

Cash and Cash Equivalents	$21,573	$21,573	$40,704	$40,704
Investment Securities	222,248	222,248	210,500	210,500
Loans	599,197		596,758
Less: Allowance for Loan Losses	(8,854)		(7,300)
Loans, Net of Allowance	590,343	594,362	589,458	593,336
Loans Held for Sale	4,200	4,200	2,632	2,632
Accrued Interest Receivable	5,812	5,812	5,581	5,581
Federal Reserve Bank and Federal
Home Loan Bank Stock	5,684	5,684	5,684	5,684
Other Real Estate	4,425	4,425	5,424	5,424
Bank Owned Life Insurance	20,769	20,769	20,627	20,627

Financial Liabilities

Deposits	$720,588	$723,387	$734,915	$738,466
Short-term Borrowings	40,240	40,326	33,765	33,811
Long-term Debt	75,561	77,235	73,843	75,913

Unrecognized Financial Instruments

Commitments to Extend Credit	$106,340	$106,340	$114,982	$114,982
Standby Letters of Credit	5,824	5,824	6,442	6,442

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Results of operations for second quarter 2009 reflect stable core income streams, improving net interest margins and accrual of approximately $430,000 for the FDIC special assessment.  Earnings per share increased $0.01 or 1.6% when comparing the second quarters of 2009 and 2008.  Second quarter results include provision for loan losses and other real estate expenses of approximately $800,000 and $263,000, respectively, for second quarter 2009 compared to approximately $741,000 and $163,000, respectively, second quarter 2008.

Total assets by design decreased slightly by approximately $5 million or 0.5% from December 31, 2008 to June 30, 2009.  This decrease is a result of strategic efforts to grow cautiously during the current economic recession and a lack of loan demand.  Loan totals increased modestly by $2.4 million or approximately 0.4% (annualized less than 1%) during first two quarters of 2009.  Strategic efforts are currently focused on preservation of capital and maintaining prudent liquidity position rather than aggressive growth until economic and market conditions improve.  Thus, capital growth of 3.0% in the first six months of 2009 has outpaced asset growth of less than one percent for the same period.  Deposits decreased approximately 2.0% from December 31, 2008 to June 30, 2009 while other borrowings increased 7.6%.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for losses on loans represents management's best estimate of inherent losses in the existing loan portfolio.  Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  The Company believes the allowance for loan loss estimate is a critical accounting estimate because:  changes can materially affect provision for loan loss expense on the income statement, changes in the borrower's cash flows can impact the reserve, and management has to make estimates at the balance sheet date and also into the future in reference to the reserve.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.

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

RESULTS OF OPERATIONS

Results of operations for second quarter 2009 reflect stable core income streams and improving net interest margin.  Earnings per share increased $0.01 or 1.6% when comparing the second quarters of 2009 and 2008.  Non-interest expense includes reductions in salaries and employee benefits and other controllable non-interest expenses offset by increased expenses for accrual for FDIC special assessment and other real estate.  Key performance metrics for the Company compare second quarter of the last five years as follows:

	AS OF JUNE 30,
	2009	2008	2007	2006	2005
Percentage of Net Income to:
Average Total Assets	0.89%	0.99%	1.02%	1.07%	1.13%
Average Shareholders'
Equity	10.29%	11.78%	12.16%	13.71%	14.18%
Percentage of Dividends
Declared Per Common
Share to Net Income	39.39%	47.82%	49.57%	47.93%	46.67%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	9.50%	9.10%	9.19%	8.63%	8.81%

*Represents primary capital including the allowance for loan losses.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased approximately $679,000 or 9.2%, when comparing second quarter of 2009 to second quarter 2008.  The net yield on average earning assets for the second quarters of 2009 and 2008 were 6.14% and 6.62%, respectively.  Net interest margin for second quarter 2009 was 4.16%, which reflects an increase of 36 basis points above second quarter 2008 and increased 32 basis points compared to 3.84% for the year ended December 31, 2008.  Net interest margin has steadily improved during the first six months of 2009 as cost of interest-bearing liabilities decreased more than the decreased yield on interest-earning assets.  Net interest margin of 4.16% for second quarter 2009 is slightly above the stable net interest margin range of 3.50% to 4.00% maintained over the past four years as federal funds rates fluctuated between 0.00% and 5.25%.

Per the most recent Uniform Bank Performance Report (UBPR), net interest income as a percent of average total assets was above peer at 3.50% compared to peer at 3.37% for first quarter 2009.  Review of individual components of net interest income reveal that both the Bank's investment and loan portfolios have higher yields than peer and the cost of deposits is less than peer while peer banks have lower costs on other borrowed money.  Yield on total loans was 6.38% compared to peer at 6.05% as of March 31, 2009.  Investment yields (on a tax equivalent basis) are above peer at 5.52% compared to peer at 4.83%.  Cost of interest-bearing deposits was 1.98% compared to peer at 2.25% and cost of other borrowed money was 4.76% compared to peer of 3.19%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.

Average earning assets to total average assets is 91.2% compared to peer of 93.7% as of March 31, 2009.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $52 million or 5.6% of total assets as of June 30, 2009.  The statement of cash flows reflects fixed assets purchases of approximately $253,000 during first quarter 2009.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $221,000 in second quarter 2009 compared to approximately $313,000 for second quarter 2008.

Average interest-bearing deposit balances for second quarter 2009 increased $30.7 million or 5.15% compared to second quarter 2008.  Cost of interest bearing deposits decreased 102 basis points from second quarter 2008 to second quarter 2009.  Cost of deposits has trended downward significantly as the interest rate environment remains historically low.  The rate of decline for deposit costs has outpaced declining yields on earning assets resulting in improvement to net interest margin in 2009.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	QUARTER ENDING JUNE 30,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$585,686	$9,470	6.47%	$608,261	$10,584	6.96%	$551,585	$11,050	8.01%
Investment Securities:
Taxable	148,791	1,840	4.95%	142,951	1,906	5.33%	139,025	1,767	5.08%
Tax Exempt (4)	73,858	1,215	6.58%	54,947	870	6.33%	45,297	724	6.39%
Interest Earning
Deposits	803	5	2.49%	987	12	4.86%	725	10	5.52%
Federal Funds Sold	7,371	7	0.38%	1,916	14	2.92%	10,261	146	5.69%
Total Interest Earning
Assets	816,509	12,537	6.14%	809,062	13,386	6.62%	746,893	13,697	7.34%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$15,137			$16,180			$16,517
Bank Premises
and Equipment	31,329			31,458			28,084

Other Assets	54,372			53,075			49,852

Total Assets	$917,347			$909,775			$841,346

	QUARTER ENDING JUNE 30,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$626,397	$3,009	1.92%	$595,707	$4,383	2.94%	$573,942	$5,396	3.76%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	117,082	1,046	3.57%	140,727	1,317	3.74%	97,414	1,187	4.87%
Total Interest
Bearing Liabilities	743,479	4,055	2.18%	736,434	5,700	3.10%	671,356	6,583	3.92%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	87,323			89,870			93,471
Other liabilities	6,274			6,313			4,887

Total liabilities	837,076			832,617			769,714

SHAREHOLDERS' EQUITY	80,271			76,558			71,632

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$917,347			$909,175			$841,346

NET INTEREST
INCOME		$8,482			$7,686			$7,114

NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			4.16%			3.80%			3.81%

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

Provision for loan losses for second quarter 2009 increased approximately $59,000 compared to second quarter 2008.  Net charge-offs for second quarter 2009 totaled approximately $376,000 compared to net charge-offs of approximately $150,000 in second quarter 2008.  Allowance for losses on loans as a percent of total loans was 1.48% as of June 2009 compared to 1.22% as of December 2008 and 1.10% as of June 2008.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.29% compared to peer of 0.74% as of March 31, 2009.  Non-interest income decreased 3.7% when comparing second quarters 2009 and 2008.  In second quarter of 2009, fee income (non-interest income) contributed 20.8% to total revenue compared to 20.2% for the same period last year.

The decrease in non-interest income in second quarter 2009 is attributable to decreased earnings in service charges on deposits, earnings on bank owned life insurance and brokerage fees.  Income from brokerage fees decreased in second quarter 2009 approximately $83,000 compared to second quarter 2008.  These fees have trended lower as market values of assets under management have declined during the current economic recession and due to lack of consumer confidence in the economy and financial markets.  Service charges on deposits decreased approximately $120,000 due to lower overdraft fee income in second quarter 2009 compared to second quarter 2008.  Increases to income related to fiduciary activities, mortgage banking income and other non-interest income helped to offset overall lower non-interest income in second quarter 2009.  Income related to fiduciary activities and mortgage banking income increased approximately $26,000 and $28,000, respectively.

The increase of approximately $50,000 in other non-interest income primarily relates to an increase of approximately $60,000 in income from White & Associates/First Citizens Insurance LLC in second quarter 2009 compared to second quarter 2008.  Income from the insurance subsidiary totaled approximately $261,000, $204,000, and $158,000, in second quarters of 2009, 2008, and 2007, respectively.  The following table compares non-interest income for first quarter of 2009, 2008 and 2007 (dollars in thousands):

	QUARTER ENDING JUNE 30,
		% of		% of
	2009	Change	2008	Change	2007
Mortgage banking income	$331	9.24%	303	1.34%	$299
Income from fiduciary activities	220	13.40%	194	-3.00%	200
Service charges on deposit accounts	1,730	-6.49%	1,850	8.31%	1,708
Brokerage fees	338	-19.71%	421	-5.61%	446
Earnings on bank owned life insurance	221	-29.39%	313	84.12%	170
Gain (loss) on sale of securities	(70)	-49.64%	(139)	100.00%	-
Other income	420	13.51%	370	-9.09%	407
Total non-interest income	$3,190	-3.68%	3,312	2.54%	$3,230

Non-interest expense represents operating expenses of the Company and many strategic action plans have centered around reduction in operating expenses in 2009.  Despite such efforts, total non-interest expense for second quarter 2009 increased approximately $401,000, or 5.7%, over second quarter 2008.  Salary and benefits expense is the largest component of non-interest expense and decreased approximately $296,000 or 7.0% over second quarter 2008 due to combination of reduction in workforce and reduction in employee benefit expenses.  Employee benefit expense accruals for incentive compensation, retirement contributions and other benefits were reduced approximately $125,000 in second quarter 2009 compared to second quarter 2008.  Salary expense decreased approximately $90,000 in second quarter 2009 compared to second quarter 2008.  Average full-time equivalent employees for the Bank were 253 for six months ended June 30, 2009 compared to 271 for three months ended June 30, 2008.

Depreciation expense in second quarter 2009 was fairly flat with 1.54% increase compared to second quarter 2008.  Purchases of fixed assets in first six months of 2009 totaled approximately $253,000 compared to $2.1 million in first six months of 2008.  Data processing expense increased approximately $39,000 due to increased processing and maintenance fees on new and enhanced programs and systems including products related to customer relationship management, our core processor, and online banking.  Data processing expense also includes fees for outsourced processing and services including payroll processing and some network administration, which increased in 2009.

FDIC insurance expense increased approximately $677,000 in second quarter 2009 compared to second quarter 2009.  FDIC insurance premium expense increased significantly in second quarter 2009 due to accrual of $425,000 for the FDIC's special assessment as well as increased rates on regular assessments.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on total assets less Tier 1 Capital for all insured depository institutions as of June 30, 2009 payable on September 30, 2009.  The final rule also notes that an additional assessment of up to 5 basis points later in 2009 is probable but the amount is uncertain.

Other real estate expense for second quarter 2009 was approximately $263,000 compared to $163,000 in second quarter 2008.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $164,000 or 2.2% of other non-interest expense in second quarter 2009 compared to approximately $191,000 or 2.7% of total non-interest expense in second quarter 2008.  All marketing or advertising items are expensed at the time they are incurred.  Reduced marketing and promotional expenses are due to strategic efforts to control non-interest expense in 2009.

The following table compares non-interest expense for first quarter of 2009, 2008 and 2007 (dollars in thousands):

	QUARTER ENDING JUNE 30,
		% of		% of
	2009	Change	2008	Change	2007
Salaries and employee benefits	$3,922	-7.02%	$4,218	7.25%	$3,933
Net occupancy expense	432	5.11%	411	-3.52%	426
Depreciation	461	1.54%	454	-12.02%	516
Data processing expense	285	15.85%	246	24.24%	198
Legal and professional fees	28	-57.58%	66	94.12%	34
Stationary and office supplies	54	-19.40%	67	-4.29%	70
Amortization of intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	164	-14.14%	191	-4.02%	199
FDIC insurance premium expense	696	3563.16%	19	-5.00%	20
Other real estate expenses	263	61.35%	163	482.14%	28
Other expenses	1,129	-5.76%	1,198	-12.81%	1,374
Total non-interest expense	$7,455	5.68%	$7,054	3.45%	$6,819

The efficiency ratio measures total non-interest expenses as a percentage of the sum of net interest income (on a tax equivalent basis) and non-interest income.  The Company's efficiency ratio for the six months ending June 30, 2009 and 2008 was 60.3% and 66.1%, respectively.  The lower ratio in June 2009 compared to June 2008 was due primarily to increased net interest income.

CHANGES IN FINANCIAL CONDITION

Total assets decreased approximately 0.5% in first six months 2009 compared to year-end 2008 due to slow loan demand, decrease in total deposits and strategic efforts to grow cautiously during the current economic recession.  Loans increased by $2.4 million or approximately 0.4% (annualized 0.8%) during first six months of 2009.  Loan growth was approximately 2.1% for the year ended December 31, 2008.  The Company continues to fund loans and looks forward to the time when a stronger economy encourages customers to once again move forward with a more aggressive business agenda.  The Company remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Total deposits decreased by approximately $14 million or 2.0% (annualized 4.0%) during first two quarters of 2009.  Demand deposits decreased approximately $21.5 million from December 31, 2008 to June 30, 2009.  Demand deposits have fluctuated in recent months in the range of $80 million to $110 million but overall monthly average demand balances have remained in the range of $85 million to $95 million, which is consistent with historical trends.  Time deposits decreased approximately $24.4 million due to de-leveraging of approximately $25 million in brokered certificates of deposits.  Savings deposits increased $31.6 million during first two quarters of 2009.

Securities sold under agreements to repurchase increased $6.5 million or approximately 20% since year-end 2008.  Long-term debt increased $1.9 million or 2.5% in 2009 as a result of one new FHLB advance totaling $2 million issued in first quarter 2009 offset by debt reductions during the first six months totaling approximately $280,000 on amortizing FHLB advances.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Peer data per the March 31, 2009 Uniform Bank Performance Report indicates that tax equivalent yields on investments exceed peer at 5.52% compared to 4.83% peer.  Quarterly average rates for taxable securities for second quarter 2009 decreased 38 basis points while tax-exempt securities increased 25 basis points.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 60% of total portfolio.  The Company's goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of approximately $140 million as of June 30, 2009.

The carrying value of listed investment securities as of dates indicated were summarized as follows (in thousands):

	AS OF JUNE 30,
	2009	2008	2007	2006	2005
U. S. Treasury & Government
Agencies	$143,530	$137,100	$130,556	$118,132	$107,310
State & Political Subdivisions	76,783	54,244	45,850	42,619	39,803
All Others	1,935	4,112	6,876	8,197	8,227
Totals	$222,248	$195,456	$183,282	$168,948	$155,340

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Amortized cost and fair market value of securities by intent as of June 30, 2009 were as follows (in thousands):

	Held-to Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Treasury Securities	$	$	$-	$-
U. S. Government Agency &
Corporate Obligations			139,824	143,530

Securities Issued by States &
Political Subdivision in the
U. S.:
Taxable Securities
Tax-Exempt Securities	0	0	76,200	76,783
U. S. Securities:
Debt Securities			3,872	1,915
Equity Securities			20	20
Foreign Securities:
Debt Securities	N/A	N/A	N/A	N/A
Equity Securities	N/A	N/A	N/A	N/A

Total	$-	$-	$219,916	$222,248

Accumulated other comprehensive income reflects $1.4 million net unrealized gain on securities, net of tax.  During first six months of 2009, gross unrealized gain on securities decreased approximately $322,000 from year end 2008 to June 2009.  The net decreases in market value is primarily due to continued deterioration of market values of the corporate bonds.  One corporate bond had an Other Than Temporary Impairment (OTTI) recorded in quarter ended June 30, 2009, which included a charge to earnings of $53,000.  Reference Note 5 for further detail on this transaction.  Market values of the agency mortgage backed securities (MBS) and collateralized mortgage obligations (CMOs) and municipal bonds have fluctuated in value primarily in response to the Federal Reserve's quantitative easing plan to improve stability and liquidity in financial markets and promote recovery in housing sector.  The Federal Reserve's purchase of mortgage-backed securities similar to those held in the Company's portfolio drove re-investment yields lower and market values of current holdings higher.  Market value of the investment portfolio was also heavily influenced by U. S. Treasury curve.  The 10-year Treasury rate was 3.53% as of June 2009 compared to 2.49% as of December 2008 and 3.97% in June 2009.  The two-year Treasury rates were approximately 1.11% in June 2009 compared to 1.46% at year-end 2008 and 2.6% as of June 2008.

In first quarter 2009, the Company implemented a strategy to realize a portion of the unrealized gain on the investment portfolio.  Investments totaling approximately $23.5 million were sold in first quarter 2009 at a realized gain of approximately $710,000.  Proceeds from the sale of investments were reinvested into securities consisting of agency MBS and CMO as well as municipal securities.  Investment strategies for new purchases took a slightly more defensive position in the taxable securities portion of the portfolio in preparation for a rise rate environment in the future.  The Company is also allocating approximately 25% to 30% of new purchases into tax-exempt municipal securities.  The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.

The only derivative transaction of the Company or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

LOANS

The following table sets forth total loans held for investment net of unearned income by category for the past five years (in thousands):

	AS OF JUNE 30
	2009	2008	2007	2006	2005
Real estate:
Construction	$76,337	$109,788	$91,707	$85,440	$97,346
Mortgage	402,071	381,407	349,239	360,191	333,817
Commercial, financial
and agricultural	81,614	91,291	81,086	88,306	75,884
Consumer installment	34,351	36,928	37,357	38,048	38,122
Other	4,824	10,906	6,631	5,551	4,351

Total loans	$599,197	$630,320	$566,020	$577,536	$549,520

Loans increased $2.4 million from December 31, 2008 to June 30, 2009 and decreased $31 million from June 30, 2008 to June 30, 2009.  Real estate loans decreased $12.8 million from June 30, 2008 to June 30, 2009.  Commercial, financial and agricultural loans combined decreased $9.7 million when comparing June 30, 2008 to June 30, 2009.  Loan demand was slow during the first two quarters of 2009 and the Company has been strategically cautious with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for approximately $478 million or 79.8% of total portfolio.  Commercial and residential construction loans comprised $76 million or 12.7% of the total loan portfolio.  The Company has been strategically reducing the concentration in construction and development loans.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  The Bank monitors concentrations in commercial real estate in accordance with regulatory guidelines.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. The Bank's legal lending limit at June 30, 2009 was $12.5 million.  Although the Bank's legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of June 30, 2009.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $78.1 million of total loans as of June 30, 2009 and $76.6 million as of June 30, 2008.  Recoveries, net of charge-offs in this category were approximately $10,000 for first two quarters of 2009 compared to net charge-offs of approximately $21,000 for first two quarters of 2008.

NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Overall economic factors for Tennessee deteriorated in recent months as commercial and individual customers battled declining real estate values and rising unemployment rates.  While conditions have deteriorated, the impact in our markets appears to have been less severe overall than at the national level and was primarily concentrated in residential construction and land development loans in and around Shelby County.  Credit quality deterioration in this sector of the portfolio was reflected in net loans charged off in first six months of 2009 and in increases in non-performing loans. In response, the Company increased the allowance for loan losses as a percentage of total loans from 1.22% as of December 2008 to 1.48% as of June 2009.

Non-performing loans at quarter end were approximately 2% of total loans.  Non-performing loans and other real estate trended upward over the last twelve months.  Per the most recent UBPR (as of March 31, 2009), the ratio of non-current loans to gross loans (as of March 31, 2009) was 1.74% compared to peer at 2.47%.  Non-performing loans have historically been in the range of less than 1% of total loans during the last five years.  The recent increase was attributed to a small volume of loans with balances in excess of a $1 million.  The following table sets forth the balance of non-performing loans as of June 30, for the years indicated (in thousands):

	AS OF JUNE 30
	2009	2008	2007	2006	2005
Non-performing loans:

Non-accrual	$8,815	$1,533	$335	$2,219	$816
90 days past due
accruing interest	3,110	2,033	1,551	957	703

Total	$11,925	$3,566	$1,886	$3,176	$1,519

As % of total loans	1.99%	0.57%	0.33%	0.55%	0.28%

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to evaluate the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.48% for the current quarter and 1.22% at year-end 2008.   The following table recaps activity in the allowance for loan losses in second quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	QUARTER ENDED JUNE 30,
	2009	2008	2007	2006	2005

Average net loans
outstanding	$585,686	$608,261	$553,890	$564,537	$538,105

Balance of allowance for
loan losses at
beginning of period	$8,430	$6,342	$6,418	$7,027	$6,403

Loan charge-offs	(539)	(248)	(411)	(412)	(256)
Recovery of loans
previously charged-
off	163	98	62	29	31
Net loans charged-off	(376)	(150)	(349)	(383)	(225)

Addition to reserve
charged to operating
expense	800	741	167	225	259

Balance of allowance for
loan losses at
end of period	$8,854	$6,933	$6,236	$6,869	$6,437

Ratio of net charge-offs
during the quarter to
average net loans
outstanding	0.06%	0.02%	0.00%	0.04%	0.01%

Net loans charged off in second quarter for each of last five years by category were as follows (dollars in thousands):

	QUARTER ENDED JUNE 30,
	2009	2008	2007	2006	2005
Charge-offs:
Domestic:
Commercial, financial
and agricultural	$(209)	$(26)	$(68)	$(218)	$(28)
Real estate-construction	(14)	(143)	(93)	0	(5)
Real estate-mortgage	(204)	(44)	(138)	(134)	(174)
Consumer loans	(112)	(35)	(112)	(60)	(49)

Foreign	N/A	N/A	N/A	N/A	N/A

Total charge-offs	$(539)	$(248)	$(411)	$(412)	$(256)

Recoveries:
Domestic:
Commercial, financial
and agricultural	9	6	2	7	5
Real estate-construction	94	0	10	0	0
Real estate-mortgage	31	61	32	5	3
Consumer loans	29	30	18	17	23
Foreign	N/A	N/A	N/A	N/A	N/A

Total recoveries	$163	$97	$62	$29	$31

Net charge-offs	$(376)	$(151)	$(349)	$(383)	$(225)

OTHER REAL ESTATE

The book value of other real estate owned ("OREO") was $4.4 million as of June 30, 2009 and $5.4 million at December 31, 2008.  As evidenced by the statement of cash flows, loans totaling approximately $900,000 were transferred from loans into other real estate during second quarter 2009 compared to  $1.4 million in second quarter 2008.

As of current quarter end, there were approximately 30 properties in OREO consisting primarily of newly constructed single-family homes and residential lots.  Approximately 95% of the $4.4 million in OREO is located in Shelby County, Tennessee and surrounding counties.  While management continues efforts to liquidate OREO, Shelby and surrounding counties have been under stress with increasing home inventories and declining market values.

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

Other real estate expenses totaled approximately $263,000 in second quarter 2009 compared to approximately $163,000 in second quarter 2008.  Other real estate expenses included expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs as well as charges to write down on property values subsequent to foreclosure.

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Company's primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Deposit balances accounted for 85% of total funding as of June 30, 2009 compared to 81% June 30, 2008 and 86% of year-end 2008.  As of June 30, 2009, the Company had $23 million in deposit funds from the State of Tennessee.

In June 2008, the Bank began participating in Certificate of Deposit Account Registry Service ("CDARS").  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit ("CDs") (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank's ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank's customers, purchase time deposits (referred to as "One-Way Buy" deposits) or to sell excess deposits (referred to as "One-Way Sell" deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and "One-Way Buy" deposits in the CDARS program totaling $23 million as of June 30, 2009 compared to $45 million as of December 31, 2008.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes and are included in the following brokered deposit balances.  The Bank had $51 million of brokered certificate of deposits comprising 7.0% of total deposits as of June 30, 2009 compared to $54 million or 7.7% of total deposits as of June 30, 2008 and $76 million or 10.3% as of year-end 2008.

The Bank's liquidity position has stabilized since June 2008 as asset growth slowed strategically in the second half of 2008 and is slightly negative at less than one percent decline in first six months of 2009.  Thus, in 2009, the Company reduced its reliance on brokered deposits as evidenced by the decrease of $24.4 million in total time deposits from December 31, 2008 to June 30, 2009.  Net decreases in total deposits were offset by corresponding decreases in federal funds sold.  Borrowed funds from the FHLB totaled 7.7% of total funding as of June 30, 2009 and 7.5% of total funding as of December 31, 2008.  The increase in FHLB advances was due to one new $2 million advance issued since December 31, 2008.

Appropriate liquidity risk management remains a high priority for the Company especially given current conditions in the banking industry and national economy.  Competitive factors and the need for liquidity throughout the industry placed pressure on pricing of retail deposits including certificates of deposits and money market accounts.  Slower asset growth rates over the past nine months have reduced the Company's need to compete in irrational pricing that has taken place in retail markets.  Thus, the Company has been able to maintain not only stable liquidity position but also improve net interest margins.

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

As of June 30, 2009, the Bank has available lines of credit for federal fund purchases totaling $95.5 million with seven correspondent banks as well as additional borrowing capacity of $26 million with FHLB.  The Company also has a $5 million line of credit established for acquisitions and other holding company needs (see long-term debt and revolving line of credit notes).

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining appropriate capital amounts and ratios. Total capital as of June 30, 2009 was $79.3 million, up 3.0% from $75.9 million on December 31, 2008.  The increase in capital consists of undistributed net income.  The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board to be categorized as a well-capitalized institution.  Total risk-based capital ratio as of June 30, 2009 was 13.3%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution. Capital as a percentage of total assets for the quarters ending June 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF JUNE 30,
2009	2008	2007	2006	2005
8.60%	7.92%	8.26%	7.73%	7.99%

The dividend payout ratio was 39.39% for second quarter 2009 versus 47.82% and 49.57% for second quarter 2008 and 2007, respectively. We anticipate the dividend payout ratio for the year ending December 31, 2009 to be in the range of 40-60%, which is within our historical payout range.  Dividends per share were $0.15 in second quarter 2009 compared to $0.29 in each of second quarter 2008 and 2007.  As a precautionary measure, dividends for second quarter 2009 were reduced from $0.29 to $0.15 in order to preserve capital and strengthen the Company's capital position to prepare to pursue opportunities for growth as economic conditions improve.

The Company has no formal plans or programs in place to repurchase common stock.  The Company sold 500 treasury shares for $31.00 per share for an aggregate price of $15,500 in first quarter 2009.  The Company sold 7 treasury shares for $26.00 per share for an aggregate price of $182 in May 2009.  The Company re-purchased 1,000 shares of its own stock in June 2009 for $26.00 per share and aggregate price of $26,000.  These shares were then sold in June 2009 for $26.00 per share for an aggregate price of $26,000.  All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB No. 162.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following this statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Management has not completed its evaluation of this issue.

In June 2009, the FASB issued Statement No. 167 Amendments to FASB Interpretation No. 46(R).  This statement is issued to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects of certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entities concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do no always provide timely and useful information about an enterprise's involvement in a variable interest entity.  This statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements

In June 2009, the FASB issued Statement No. 166 Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  This statement is issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets and to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirement of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statement of transferors.  This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009 for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

In June 2009, the FASB issued Statement No. 165 Subsequent Events.  This statement was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  There was no material impact to consolidated financial position or results of operations upon adoption.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 ("SAB 112"). SAB 112.  SAB 112 amends or rescinds portions of the interpretive guidance including in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the FASB, namely, Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements. SAB 112 was effective for the Company as of June 30, 2009. There was no material impact to consolidated financial position or results of operations upon adoption.

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

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 ("SAB 111"). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments Debt and Equity Securities. On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  SAB 111 was effective for the Company as of June 30, 2009. There was no material impact to consolidated financial position or results of operations upon adoption.

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

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  As of June 30, 2009, the Company is in a slightly liability sensitive position in which the Company would likely experience a small decline in net interest margin in a rising rate environment.  Interest rate risk exposures are well within policy limits and stable net interest margins are expected to continue in the range of 3.8% or higher over the next 12 months.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended June 30, 2009, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of June 30, 2009 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 7 shares of common stock held in treasury for $26.00 per share for an aggregate price of $182 in May 2009.  All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.  Proceeds from such sale were used to pay the Company's expenses.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: August 7, 2009                                            /s/  JEFFREY D. AGEE
                                                                                     Jeffrey D. Agee,
                                                                            Chief Executive Officer &
                                                                                        President

Date: August 7, 2009                                          /s/    LAURA BETH BUTLER
                                                                                   Laura Beth Butler,
                                                                              Executive Vice President &
                                                                                  Chief Financial Officer