Form 10-Q
period 2009-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2009-11-06
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED SEPTEMBER 30, 2009

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from ___________ to __________________

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

Of the registrant's only class of common stock (no par value) there were 3,625,006 shares outstanding as of October 30, 2009.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In Thousands)

	September 30, 2009 (UNAUDITED)	December 31, 2008 (1)
ASSETS

Cash and due from banks	$14,495	$17,888
Federal funds sold	21,513	22,816
Cash and cash equivalents	36,008	40,704
Investment securities:
Held-to-Maturity, at amortized cost, fair
value of $0 at September 30, 2009
and $115 at December 31, 2008	-	115
Available-for-Sale, stated at market	220,323	210,385
Loans (excluding unearned income of $439 at Sept. 30, 2009
and $506 at December 31, 2008)	607,449	596,758
Less: allowance for loan losses	8,202	7,300
Net loans	599,247	589,458
Loans held-for-sale	1,574	2,632
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	30,678	31,746
Accrued interest receivable	6,644	5,581
Goodwill	11,825	11,825
Other intangible assets	225	289
Other real estate	5,185	5,424
Bank owned life insurance policies	20,932	20,627
Other assets	4,242	3,032
TOTAL ASSETS	$942,567	$927,502

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$83,903	$108,762
Time	381,000	392,840
Savings	271,217	233,313
Total deposits	736,120	734,915
Securities sold under agreements to
repurchase	37,846	32,765
Federal funds purchased and other short
term borrowings	650	1,000
Long-term debt	75,423	73,843
Other liabilities	8,151	7,971
Total liabilities	858,190	850,494

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In Thousands)

	September 30, 2009(UNAUDITED)	December 31, 2008 (1)
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding a September 30, 2009 and 3,717,593
issued and outstanding at December 31, 2008	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	63,234	58,890
Accumulated other comprehensive income	4,535	1,526
Total common stock and retained earnings	86,818	79,465
Less-92,585 treasury shares, at cost as of September 30, 2009
and 93,094 shares at cost at December 31, 2008	2,441	2,457
Total shareholders' equity	84,377	77,008

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$942,567	$927,502

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008

Interest income:
Interest and fees on loans	$9,756	$10,722	$28,715	$32,259
Interest on investment securities:
Taxable	1,674	1,848	5,409	5,393
Tax-exempt	868	582	2,364	1,713
Dividends	66	84	174	260
Other interest income	-	-
Fed funds sold	9	10	31	71
Interest-bearing deposits in banks	3	9	14	34
Total interest income	12,376	13,255	36,707	39,730

Interest expense:
Interest expense on deposits	2,732	4,152	9,294	13,491
Other interest expense	1,013	1,337	3,104	3,991
Total interest expense	3,745	5,489	12,398	17,482

Net interest income	8,631	7,766	24,309	22,248

Provision for loan losses	1,650	1,100	4,850	2,208

Net interest income after provision	6,981	6,666	19,459	20,040

Other non-interest income:
Mortgage banking income	221	279	854	893
Income from fiduciary activities	182	194	568	579
Service charges on deposit accounts	1,832	1,900	5,139	5,485
Brokerage fees	368	361	983	1,169
Earnings on bank owned life insurance	193	192	616	568
Gain (loss) on sale of securities	487	29	1,194	103
Other non-interest income	317	383	1,190	1,154
Total other non-interest income	3,600	3,338	10,544	9,951

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Total other-than temporary impairment losses	$(44)	$1,753	$705	$1,753
Portion of loss recognized in other
comprehensive income (before taxes)	195	-	(501)	-
Net impairment losses recognized in earnings	151	1,753	204	1,753

Other non-interest expense:
Salaries and employee benefits	$4,126	3,268	$11,695	$12,068
Net occupancy expense	462	444	1,332	1,295
Depreciation expense	465	481	1,375	1,380
Data processing expense	257	249	824	695
Legal and professional fees	34	44	93	170
Stationary and office supplies	64	77	186	202
Amortization of intangibles	21	21	63	63
Advertising and promotions	171	194	469	560
FDIC insurance premium expense	360	29	1,311	67
Other real estate expense	142	104	608	405
Other non-interest expense	1,286	1,232	3,550	3,621
Total other non-interest expense	7,388	6,143	21,506	20,526

Net income before income taxes	3,042	2,108	8,293	7,712

Income taxes	624	1,036	1,811	2,244

Net income	$2,418	1,072	$6,482	$5,468

Earnings per share	$0.67	$0.30	$1.79	$1.51

Weighted average number
of shares outstanding	3,624,913	3,624,500	3,624,911	3,624,669

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Balance beginning of period	$78,961	$73,715	$77,008	$75,031
Net income	2,418	1,072	6,482	5,468
Other comprehensive income
Changes in available for sale investments	3,154	(8)	2,957	(1,700)
Changes in derivatives	33	22	52	30
Comprehensive income	5,605	1,086	9,491	3,798

Cash dividend declared	(543)	(1,052)	(2,138)	(3,154)
Common stock issued
Common stock repurchased, net	-	(2)	16	(9)
Cumulative effect for change in accounting
principle (adoption of EITF 06-04)	-	-		(1,919)
Balance end of period	$84,023	$73,747	$84,377	$73,747

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars In Thousands)

	Nine Months Ended September 30,
	2009	2008

Net cash provided by operating activities	$1,074	$6,652

Investing activities:
Proceeds of maturities of held-to-maturity securities	115	175
Proceeds of maturities of available-for-sale securities	29,227	38,792
Proceeds of sales of available-for-sale securities	41,040	16,360
Purchase of available-for-sale securities	(73,682)	(63,417)
Increase in loans-net	(9,521)	(51,118)
Proceeds from sale of other real estate	1,964	1,523
Purchases of premises and equipment	(307)	(1,382)
Net cash (used) by investing activities	(11,164)	(59,067)

Financing activities:
Net increase in demand and savings
accounts	13,045	1,323
Increase (decrease) in time deposits	(11,840)	22,129
Increase in long-term debt	1,580	10,953
Treasury stock purchases, net	16	(9)
Cash dividends paid	(2,138)	(3,154)
Net increase in short-term borrowings	4,731	15,166
Net cash provided by financing activities	5,394	46,408

Decrease in cash and cash equivalents	(4,696)	(6,007)

Cash and cash equivalents at beginning of period	40,704	25,242

Cash and cash equivalents at end of period	$36,008	$19,235

Supplemental cash flow disclosures:
Interest payments, net	$13,111	$17,060
Income taxes paid, net	2,708	1,710
Transfers from loans to foreclosed assets	4,124	1,463
Transfers from foreclosed assets to loans	1,938	-

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2009, the consolidated statements of income for the three and six month periods ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company recognized loans as impaired with carrying values of $12.7 million as of September 30, 2009 and $12.2 million as of December 31, 2008.  Specific allocations in the allowance for loan losses related to impaired loans totaled $1.8 million as of September 30, 2009 and $2.0 million at December 31, 2008.  Average investment in impaired loans in third quarter 2009 was $13.3 million compared to $10.0 million during year ended December 31, 2008, respectively.  Interest income recognized on impaired loans on an accrual basis is approximately $607,000 for first three quarters of 2009 compared to approximately $417,000 for first three quarters of 2008.

NOTE 5 - INVESTMENT SECURITIES AND DERIVATIVE TRANSACTIONS

The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of investment securities for the dates presented:

	As of September 30, 2009
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available-for-sale:
U. S. Treasury securities and obligations of U. S.
Government agencies and corporations	$130,193	$4,635	$(1)	$134,827
Obligations of states and political subdivisions	78,949	4,085	(62)	82,972
All others	3,736	-	(1,212)	2,524
	$212,878	$8,720	$(1,275)	$220,323
	As of December 31, 2008
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Held-to-Maturity:
Obligations of states and political subdivisions	$115	$-	$-	$115

Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
Government agencies and corporations	$144,596	$3,688	$(14)	$148,269
Obligations of states and political subdivisions	59,196	1,065	(788)	59,474
All others	3,939	7	(1,304)	2,642
	$207,731	$4,760	$(2,106)	$210,385

The contractual maturities of debt securities as of September 30, 2009 are as follows:

	Securities
	Available for Sale
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,326	$1,331
After one year through five years	14,535	15,230
After five years through ten years	33,670	35,209
After ten years	163,327	168,533
	$212,858	$220,303
Equity securities	20	20
Total securities	$212,878	$220,323

The above table includes agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) based on contractual maturities (primarily in the After Ten Years category).  However, the remaining lives of such securities are expected to be much shorter due to anticipated payments.

Securities with a fair value of $130 million are pledged to secure public, government and trust deposits as of September 30, 2009.

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

The following table presents information on securities with gross unrealized losses at September 30, 2009, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position:

	Less Than Twelve Months			Over Twelve Months		Total
	Gross			Gross		Gross
	Unrealized		Fair	Unrealized	Fair	Unrealized	Fair
	Losses		Value	Losses	Value	Losses	Value
Securities available-for-sale:
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$-	*	$40	$(1)	$58	$(1)	$98

Obligations of states and political
Subdivisions	(29)		2,748	(33)	1,312	(62)	4,060

Other debt securities	-		-	(1,212)	2,489	(1,212)	2,489

Total securities available-for -sale	$(29)		$2,788	$(1,246)	$3,859	$(1,275)	$6,647

*rounds to less than $1,000.

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

As of September 30, 2009, the Company had 20 debt securities with unrealized losses with ten of those securities having been in an unrealized loss position for greater than 12 months.  Of the 20 securities, four corporate bonds account for over 95% of the unrealized gross loss as of September 30, 2009.  Of the ten municipal bonds, three have been in an unrealized loss for more than 12 months.  The securities in an unrealized loss position as of September 30, 2009 have been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including but not limited to whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports.  With respect to unrealized losses on securities reflected in other comprehensive income, management asserts positive intent and ability to hold such investments until anticipated recovery.

Fair values in the entire portfolio increased in third quarter 2009 due primarily to improvement in financial markets and market factors including but not limited to tightening of credit spreads.  As of September 30, 2009, unrealized losses in the municipal and agency sectors of the portfolio are considered insignificant and not other-than-temporarily impaired.  Thus, unrealized losses on municipals and agencies are reflected in accumulated other comprehensive income, net of applicable taxes, as of September 30, 2009.

Unrealized losses on the four corporate bonds total $1.212 million as of September 30, 2009.  The Company does not intend to sell these bonds and it is not likely that it will be required to sell these four bonds before anticipated recovery of remaining amortized cost.  Three of the four corporate debt securities are collateralized debt obligation securities that are backed by trust-preferred securities (TRUP CDOs) issued by banks, thrifts, and insurance companies.  The fourth bond is an individual corporate debt security.  The market for these bonds has been significantly impacted by the recent stress in the credit markets. Thus, market values trended downward in 2008 and continue in unrealized loss position in 2009.  However, the fair values did improve modestly during third quarter 2009.

The corporate debt security has an amortized cost of approximately $458,000 compared to market value of $295,000 as of September 30, 2009.  Management has reviewed the bond for other-than-temporary impairment including factors such as the financial condition of the issuer, bond rating, and other market data relevant to the bond and concluded that the unrealized loss is not other-than-temporarily impaired as of September 30, 2009.

The three TRUP CDOs have an amortized cost or book value of $3.25 million compared to fair value of $2.19 million as of September 30, 2009.  These bonds have been reviewed for other-than-temporary impairment including use of estimates and comparisons of projected cash flows for each bond from quarter to quarter.  Significant inputs for the cash flow projections include credit and prepayment assumptions, projected future principal and interest payments, original face and current book value, and discount rate equal to current yield or internal rate of return.  The difference between the book value and projected value is used to determine the credit component of any impairment.  Two of the three TRUP CDOs have favorable results when comparing projected cash flows for this quarter compared to the prior quarter and therefore are not considered to have other than temporary impairment as of September 30, 2009.

One of the three TRUP CDOs reflects credit loss impairment charged to earnings in the current and prior quarters.  The credit impairment charged to earnings is equal to the adverse change in projected cash flows from prior quarter to current quarter.  Approximately $204,000 is charged against earnings for the nine months ended September 30, 2009 for the credit loss portion of the impairment.  Approximately $151,000 of the $204,000 credit loss is recognized in the quarter ended September 30, 2009.  A pre-tax unrealized loss of $501,000 is related to other factors and reflected in accumulated other comprehensive income, net of applicable taxes, as of September 30, 2009.

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Balance of credit losses on available-for-sale securities	$53	$-
Additions for credit losses for which an OTTI loss was not previously recognized	-	204
Additions for credit losses for which an OTTI loss was previously recognized	151	-
Balance of credit losses on available-for-sale securities	$204	$204

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 9.

The Company has one derivative transaction that is an interest rate swap purchased in June 2000.  Since a Federal Home Loan Bank Variable LIBOR borrowing has been designated as the hedged item and in doing so, the Company has effectively fixed the cost of this liability.  As a floating rate liability was hedged, there are no significant fluctuations in its market value but there are fluctuations in the cash flows.  Thus, the swap is designated as a cash flow hedge, hedging the "benchmark interest rate."   The market value gain or loss of the swap is adjusted through other comprehensive income.  The purpose of the transaction was to reduce exposure to interest rate risk.  Volume of the transaction is $1.5 million and the term is 10 years.

The cash flow hedge has produced negative income because First Citizens swapped a fixed cash flow for a variable cash flow and rates later decreased.  The value of the derivative has fluctuated since inception, as have rates, but remains in a negative position as of current quarter end.  Value of the derivative improved modestly during the quarter ended September 30, 2009 and is included in other liabilities on the balance sheet.  Accumulated other comprehensive income reflects a negative value of approximately $98,000, gross and $60,000, net of tax.  See Note 9 regarding determination of fair value of the derivative.

Components of accumulated other comprehensive income are as follows for the periods presented:

	September 30, 2009	December 31, 2008
Unrealized gain (loss) on cash flow hedge, net of tax	$(60)	$(113)
Unrealized gains (losses) on available-for-sale securities
without other-than-temporary impairment, net of tax	4,926	1,639
Unrealized losses on available-for-sale securities with
other-than-temporary impairment, net of tax	(331)	-
Accumulated other comprehensive income	$4,535	$1,526

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized and is tested for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  The goodwill impairment test is conducted in first quarter annually and is a two-step test.  The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill.  Currently, the Company has one reporting unit and does not meet the tests to segment in accordance with Accounting Standards Codification (ASC) section on Segment Reporting.  If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of September 30, 2009.  In the event our stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of the reportable date is $11.8 million or 1.25% of total assets or 14.01% of total capital.

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

On March 17, 2005 the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust III, sold 5,000 of its floating rate Preferred Trust Securities at a liquidation amount of $1,000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005 the rate per annum was 4.84%.  For each successive three-month period beginning on (and including) June 17, 2005, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.80%.  Interest payment dates are: March 17, June 17, September 17, and December 17 during the 30-year term.  The entire $5 million in proceeds was used to reduce a revolving line of credit.  The Company's obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the trust issuer's obligations under the Preferred Securities.

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

In March 2007, the Company through its wholly owned subsidiary, First Citizens (TN) Statutory Trust IV, sold 5,000 of its floating rate Trust Preferred Securities at a liquidation amount of $1000 per security for an aggregate amount of $5,000,000.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 15, 2007 the rate per annum of 7.10%.  For each successive period beginning on (and including) June 15, 2007, and each succeeding interest payment date at a rate per annum equal to the 3-month LIBOR plus 1.75%.  Interest payment dates are: March 15, June 15, September 15, and December 15 during the 30-year term.  The purpose of sale of preferred securities was to refinance debt a prior issuance of trust-preferred securities at a lower spread to LIBOR and results in savings of $92,500 annually.  The Company's obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the Trust issuer's obligations under the Trust Preferred Securities.

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

The Bank has long-term advances from the FHLB totaling approximately $65 million as of September 30, 2009 and $63 million as of December 31, 2008.  These advances bear interest at rates which vary from 1.89% to 6.55% with a weighted average rate of 4.85% as of September 30, 2009.  Most of the FHLB borrowings have quarterly call features and maturities range from 2009 to 2017.  If a convertible advance is called, the Company has the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  If a putable advance is called, the Company is required to re-pay the obligation.  Collateral for the FHLB advances consists of the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages and multi-family residential mortgages as well as the commercial loan portfolio, agriculture portfolio and second mortgages on 1-4 family residential properties.  The Bank had additional borrowing capacity of approximately $33 million as of September 30, 2009.

NOTE 8 - ADOPTION OF EITF 06-04 ACCOUNTING FOR ENDORSEMENT SPLIT DOLLAR LIFE INSURANCE PLANS WITH POSTRETIREMENT BENEFITS

The Company recorded a cumulative adjustment to retained earnings for change in accounting principle of $1.9 million to accrue the postretirement death benefits for endorsement split dollar life insurance plans as of January 1, 2008.  Expense related to these accruals is estimated at $165,000 for the year ended December 31, 2009.  Expense related to these plans is approximately $41,000 and $66,000 for the three months ended September 30, 2009 and 2008, respectively. Expense related to these plans is approximately $123,000 and $199,000 for the nine months ended September 30, 2009 and 2008, respectively.  The accrued postretirement death benefits are included in Other Liabilities on the Consolidated Balance Sheets and related expense is reported in Salaries and Benefits Expense on the Consolidated Statements of Income.

NOTE 9 - FAIR VALUE MEASUREMENTS

Fair value measurements are used to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The Company measures fair value under guidance provided by ASC section on Fair Value Measurements and Disclosures and is effective January 1, 2008 for all applicable financial and non-financial assets and liabilities.  The ASC defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.   This guidance does not expand the use of fair value in any new circumstances but clarifies the principle that fair value should be based on assumptions that market participants would use when pricing the asset or liability.  The guidance outlines the following three acceptable valuation techniques that may be used to measure fair value:

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

The ASC guidance also establishes a hierarchy that prioritizes information used to develop those assumptions.  The level in the hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company considers an input to be significant if it drives more than 10% of the total fair value of a particular asset or liability.  The hierarchy is as follows:

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

Effective January 1, 2008, the Company adopted provisions that permit the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions enabling the Company to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of this guidance on January 1, 2008 did not have a material impact on the financial statements of the Company.

Recurring Basis

The following are descriptions of valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for trust preferred collateralized debt obligations ("TRUP CDOs") which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 2% of the portfolio at September 30, 2009 and December 31, 2008.

The markets for TRUP CDOs and other similar securities were not active at September 30, 2009.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also relatively inactive.

The market values for these securities (and other securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November 2008 and remained near those levels at September 30, 2009.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given conditions in current debt markets and the relative inactivity in the secondary and new issue markets, the Company determined:

-       Few observable transactions and market quotations that were available are not reliable for purposes of determining fair value as of September 30 2009;

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

The Company's TRUP CDO valuations were prepared by an independent third party. Their approach to determining fair value involved these steps as of year end 2008 and for the first two quarters of 2009:

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

  The expected cash flows for each scenario were discounted at the risk-free rate plus 300 basis points (for illiquidity) to calculate the present value of the security; and

  The average price was used for valuation purposes.

Their methodology was adjusted slightly in third quarter 2009 and the approach to determining fair value as of September 30, 2009 involved these steps:

  The credit quality of the collateral was calibrated by assigning default probabilities to each issuer;

  Asset defaults were generated taking into account both the probability of default of the asset and an assumed level of correlation among the assets;

  A 50% level of correlation was assumed among assets from the same industry (e.g., banks with other banks) while a lower (30%) correlation level is assumed among those from different industries;

  The loss given default was assumed to be 100% (i.e., no recovery);

  The cash flows were forecast for the underlying collateral and applied to each TRUP CDO tranche to determine the resulting distribution among the securities;

  The calculations were modeled in ten thousand scenarios using a Monte Carlo engine;

  The expected cash flows for each scenario were discounted at the risk-free rate (3 month LIBOR) plus 300 basis points (for illiquidity) to calculate the present value of the security; and

  The prices were aggregated and the average price was used for valuation purposes.

The primary difference in the steps used to determine fair value as of September 30, 2009 compared to prior quarters is basis for assignment of default probabilities being changed from an industry standard to an issuer specific basis.  This change resulted in lower overall default rates compared to default rates used in prior quarters and positively impacted the fair values as of September 30, 2009 compared to prior quarters.

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates for the current quarter end range from 9% to 20% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

Cash Flow Hedge

The Company's cash flow hedge is valued by a third party vendor and based on matrix pricing using Level 2 inputs.

A summary of assets and liabilities as of September 30, 2009 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets:
Securities available-for-sale	$-	$218,129	$2,194	$220,323
Financial liabilities:
Cash Flow Hedge	$-	$98	$-	$98

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Available For Sale Securities
Balance at beginning of period	$1,615	$2,342
Total unrealized gains (losses) included in:
Net income	(151)	(204)
Other comprehensive income	730	56
Balance at end of period	$2,194	$2,194

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge in three or nine months ended September 30, 2009 or during the year ended December 31, 2008.

Other Real Estate

Other real estate is recorded at the lower of cost or fair value less costs to sell.  Fair value is measured based on independent appraisals and may be discounted by management based on historical experience and knowledge and changes in market conditions from time of valuation.  As such discounts may be significant, these inputs are considered Level 3 in the hierarchy for determining fair value.  Values of other real estate are reviewed at least annually or more often if circumstances require more frequent evaluations.

A summary of assets and liabilities as of September 30, 2009 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Assets:
Impaired Loans	$-	$-	$14,043	$14,043
Loans held for sale	-	4,200	-	4,200
Other real estate			4,425	4,425

Fair Value Estimates

Current ASC guidance on fair value requires disclosure of the estimated fair value of financial instruments for interim and annual periods.  The following assumptions were made and methods applied to estimate the fair value of each class of financial instruments not measured at fair value on the Consolidated Balance Sheets of the Company:

CASH AND CASH EQUIVALENTS

For cash and cash equivalents, the carrying amount is assumed to be fair value.

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

Borrowings

For securities sold under repurchase agreements payable upon demand, the carrying amount is a reasonable estimate of fair value.  For securities sold under repurchase agreements for a fixed term, fair values are estimated using the same methodology as fixed rate time deposits discussed above.  The fair value of the advances from the Federal Home Loan Bank and other long-term borrowings are estimated by discounting the future cash outflows using the current market rates.

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In Thousands)
Financial assets

Cash and cash equivalents	$36,008	$36,008	$40,704	$40,704
Investment securities	220,323	220,323	210,500	210,500
Loans	607,449		596,758
Less: allowance for loan losses	(8,202)		(7,300)
Loans, net of allowance	599,247	602,417	589,458	593,336
Loans held for sale	1,574	1,574	2,632	2,632
Accrued interest receivable	6,644	6,644	5,581	5,581
Federal Reserve Bank and Federal
Home Loan Bank stock	5,684	5,684	5,684	5,684
Other real estate	5,185	5,185	5,424	5,424
Bank owned life insurance	20,932	20,932	20,627	20,627

Financial liabilities

Deposits	$736,120	$738,832	$734,915	$738,466
Short-term borrowings	38,496	38,542	33,765	33,811
Long-term debt	75,423	77,493	73,843	75,913
Other liabilities	8,151	8,151	7,971	7,971

Unrecognized financial instruments

Commitments to extend credit	$91,680	$91,680	$114,982	$114,982
Standby letters of credit	4,043	4,043	6,442	6,442

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Results of operations for third quarter 2009 reflect improving net interest margins, increased provision for loan losses, and gain on sale of securities.  Earnings per share increased $0.37 when comparing the third quarters of 2009 and 2008.  The primary difference in earnings for third quarter 2009 compared to third quarter 2008 is in realized losses on securities.  Third quarter 2009 reflects net realized gain of approximately $336,000 consisting of gain on sale of securities totaling approximately $487,000 and other-than-temporary credit loss impairment charges of approximately $151,000.  Third quarter 2008 reflects net realized loss of $1.7 million due to impairment on Fannie Mae and Freddie Mac perpetual preferred stock.

Asset growth remains slow by design in third quarter 2009 as assets have increased a modest 1.62% or approximately $15 million from December 31, 2008 to September 30, 2009.  Slow assets growth is a direct result of strategic efforts to grow cautiously during the current economic recession and a lack of loan demand.  Loan totals increased modestly by $10.6 million or approximately 1.8% (annualized less than 3%) during first nine months of 2009.  Strategic efforts are currently focused on preservation of capital and maintaining prudent liquidity position rather than aggressive growth until economic and market conditions improve.  Thus, capital growth of 9.6% in the first nine months of 2009 has outpaced asset growth of less than two percent for the same period.  Capital growth is due to a combination of both increased retained earnings and accumulated other comprehensive income.  Increased retained earnings are due to strong earnings and lower dividends in 2009.  Increased accumulated other comprehensive income is a result of overall appreciation of the investment portfolio during the first nine months of 2009.  Overall deposits are flat from December 31, 2008 to September 30, 2009 while other borrowings increased 5.9%.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the balance sheet at fair value.  Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counter parties.  Third party vendors are used to obtain fair value of available-for-sale securities and the cash flow hedge.  See also Note 9 to the Company's Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q.

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

RESULTS OF OPERATIONS

Results of operations for third quarter 2009 reflect stable core income streams and improving net interest margin.  Earnings per share are $0.67 and $0.30 for third quarters 2009 and 2008, respectively.  Key performance metrics for the Company compare third quarter of the last five years as follows:

	AS OF SEPTEMBER 30,
	2009	2008	2007	2006	2005
Percentage of net income to:
Average total assets	0.94%	0.81%	1.07%	1.10%	1.12%
Average shareholders'
equity	10.78%	9.76%	12.76%	14.03%	14.04%
Percentage of dividends
Declared per common
share to net income	33.00%	57.62%	46.77%	46.28%	46.41%
*Percentage of average
shareholders' equity to
average total assets	9.68%	8.97%	9.15%	8.68%	8.81%

*Represents primary capital including the allowance for loan losses.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased approximately $865,000 or 11.1%, when comparing third quarter of 2009 to third quarter 2008.  The net yield on average earning assets for third quarters 2009 and 2008 were 6.10% and 6.55%, respectively.  Net interest margin for third quarter 2009 was 4.32%, which reflects an increase of 42 basis points above third quarter 2008 and increased 48 basis points compared to 3.84% for the year ended December 31, 2008.  Net interest margin has steadily improved during 2009 as cost of interest-bearing liabilities decreased more than the decreased yield on interest-earning assets.  Net interest margin of 4.32% for third quarter 2009 is above the stable net interest margin range of 3.50% to 4.00% maintained over the past four years as federal funds rates fluctuated between 0.00% and 5.25%.

Per the most recent Uniform Bank Performance Report (UBPR), net interest income as a percent of average total assets was above peer at 3.62% compared to peer at 3.39% as of June 30, 2009.  Review of individual components of net interest income reveal that both the Bank's investment and loan portfolios have higher yields than peer and the cost of deposits is less than peer while peer banks have lower costs on other borrowed money.  Yield on total loans was 6.37% compared to peer at 6.06% as of June 30, 2009.  Investment yields (on a tax equivalent basis) are above peer at 5.45% compared to peer at 4.67%.  Cost of interest-bearing deposits was 1.83% compared to peer at 2.15% and cost of other borrowed money was 4.76% compared to peer of 3.18%.  Other borrowed money has been higher than peer the last few years due to the Bank's fixed rate advances with the Federal Home Loan Bank.

Average earning assets to total average assets is 91.2% compared to peer of 93.6% as of June 30, 2009.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $51.6 million or 5.5% of total assets as of September 30, 2009.  The statement of cash flows reflects fixed assets purchases of approximately $307,000 during the nine months ended September 30, 2009.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $193,000 in third quarter 2009 compared to approximately $192,000 for third quarter 2008.

Average interest-bearing deposit balances for third quarter 2009 increased $29 million or 4.7% compared to third quarter 2008.  Cost of interest bearing deposits decreased 100 basis points from third quarter 2008 to third quarter 2009.  Cost of deposits has trended downward significantly as the interest rate environment remains historically low.  The rate of decline for deposit costs has outpaced declining yields on earning assets resulting in improvement to net interest margin in 2009.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	QUARTER ENDING SEPTEMBER 30,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$605,993	$9,756	6.44%	$629,496	$10,722	6.81%	$568,535	$11,492	8.09%
Investment securities:
Taxable	146,715	1,740	4.74%	141,325	1,932	5.47%	138,974	1,828	5.26%
Tax exempt (4)	78,839	1,315	6.67%	54,151	882	6.52%	45,994	767	6.67%
Interest earning
deposits	952	3	1.26%	830	9	4.34%	803	14	6.97%
Federal funds sold	8,758	9	0.41%	1,698	10	2.36%	2,570	40	6.23%
Total interest earning
assets	841,257	12,823	6.10%	827,500	13,555	6.55%	756,876	14,141	7.47%

NON-INTEREST
EARNING ASSETS:

Cash and due from
banks	$14,514			$16,518			$17,101
Bank premises
and equipment	30,923			31,817			28,208

Other assets	47,397			55,577			51,078

Total assets	$934,091			$931,412			$853,263

(cont'd)

	QUARTER ENDING SEPTEMBER 30,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$645,772	$2,732	1.69%	$616,534	$4,152	2.69%	$568,609	$5,517	3.88%
Federal funds
purchased and
other interest
bearing liabilities	113,328	1,013	3.58%	142,083	1,337	3.76%	115,563	1,450	5.02%
Total interest
bearing liabilities	759,100	3,745	1.97%	758,617	5,489	2.89%	684,172	6,967	4.07%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	86,286			90,654			92,949
Other liabilities	6,695			7,832			4,906

Total liabilities	852,081			857,103			782,027

SHAREHOLDERS' EQUITY	82,010			74,309			71,236

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$934,091			$931,412			$853,263

NET INTEREST
INCOME		$9,078			$8,066			$7,174

NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			4.32%			3.90%			3.79%

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

Provision for loan losses for third quarter 2009 increased approximately $550,000 compared to third quarter 2008.  Net charge-offs for third quarter 2009 totaled approximately $2.3 million compared to net charge-offs of approximately $1.0 million in third quarter 2008.  Allowance for losses on loans as a percent of total loans was 1.35% as of September 2009 compared to 1.22% as of December 2008 and 1.11% as of September 2008.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.36% compared to peer of 0.76% as of June 30, 2009.  Non-interest income increased 7.85% or approximately $262,000 when comparing third quarters 2009 and 2008.  The increase in non-interest income in third quarter 2009 is attributable to increased realized gain on sale of securities of approximately $487,000 compared to $29,000 third quarter 2008.

Mortgage banking income, income from fiduciary activities, and service charges on deposits decreased in third quarter 2009 compared to third quarter 2008.  Mortgage banking income trended lower as the volume of closed mortgages decreased in third quarter 2009 compared to third quarter 2008.  Fees from fiduciary activities trended lower as market values of assets under management declined during the current economic recession and due to lack of consumer confidence in the economy and financial markets.  Service charges on deposits decreased approximately $68,000 due to lower overdraft fee income in third quarter 2009 compared to third quarter 2008.  Brokerage fees and earnings on bank owned life insurance are flat or modestly increasing in third quarter 2009 compared to third quarter 2008.

The largest component of other non-interest income totaling approximately $317,000 for the quarter ended September 30, 2009 is income from White & Associates/First Citizens Insurance LLC.   Income from the insurance subsidiary totaled approximately $196,000 and $162,000, and $165,000, in third quarters of 2009, 2008, and 2007, respectively.  The following table compares non-interest income for first quarter of 2009, 2008 and 2007 (dollars in thousands):

	QUARTER ENDING SEPTEMBER 30,
		% of		% of
	2009	Change	2008	Change	2007
Mortgage banking income	$221	-20.79%	$279	-16.47%	$334
Income from fiduciary activities	182	-6.19%	194	-9.35%	214
Service charges on deposit accounts	1,832	-3.58%	1,900	-0.68%	1,913
Brokerage fees	368	1.94%	361	-14.25%	421
Earnings on bank owned life insurance	193	0.52%	192	11.63%	172
Gain (loss) on sale of securities	487	1579.31%	29	167.44%	(43)
Other income	317	-17.23%	383	-10.09%	426
Total non-interest income	$3,600	7.85%	$3,338	-2.88%	$3,437

Third quarter 2009 reflects other-than-temporary impairment charges of $151,000 on one trust preferred collateralized debt obligation compared to $1.75 million in impairment charges on Fannie Mae and Freddie Mac perpetual preferred stock recorded in third quarter 2008.

Non-interest expense represents operating expenses of the Company and many strategic action plans have centered on reduction in operating expenses in 2009.  Despite such efforts, total non-interest expense for third quarter 2009 increased approximately $1.2 million, or 20%, over third quarter 2008.  Salary and benefits expense is the largest component of non-interest expense and increased approximately $858,000 or 26% over third quarter 2008 due to increased accrual of employee benefit expenses.  Employee benefit expense accruals for incentive compensation, retirement contributions and other benefits are recorded in relation to the overall return on equity of the company.  In third quarter 2008, these accruals were reduced due to lower earnings as a result of increased provision for loan losses and impairment charges on Fannie Mae and Freddie Mac perpetual preferred stock.  Operating results for third quarter 2009 reflect strong core earnings and return on equity in excess of 10%.  Therefore, increased incentive and employee benefit accruals are the primary factor accounting for overall increased salary expense in the current quarter ended September 30, 2009.  Average full-time equivalent employees for the Bank were 250 for nine months ended September 30, 2009 compared to 263 for nine months ended September 30, 2008.

Depreciation expense in third quarter 2009 decreased 3.3% compared to third quarter 2008.  Purchases of fixed assets in first nine months of 2009 totaled approximately $307,000 compared to $1.4 million in first nine months of 2008.

FDIC insurance premium expense increased approximately $331,000 in third quarter 2009 compared to third quarter 2008 as the result of an increase in assessment rates and depletion of a one-time assessment credit that served to reduce premiums due in 2007 and 2008.

Other real estate expense for third quarter 2009 was approximately $142,000 compared to approximately $104,000 in third quarter 2008.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $171,000 or 2.3% of other non-interest expense in third quarter 2009 compared to approximately $194,000 or 3.1% of total non-interest expense in third quarter 2008.  All marketing or advertising items are expensed at the time they are incurred.  Reduced marketing and promotional expenses are due to strategic efforts to control non-interest expense in 2009.

The following table compares non-interest expense for third quarter of 2009, 2008 and 2007 (dollars in thousands):

	QUARTER ENDING SEPTEMBER 30,
		% of		% of
	2009	Change	2008	Change	2007
Salaries and employee benefits	$4,126	26.25%	$3,268	-17.72%	$3,972
Net occupancy expense	462	4.05%	444	6.99%	415
Depreciation	465	-3.33%	481	-7.68%	521
Data processing expense	257	3.21%	249	3.75%	240
Legal and professional fees	34	-22.73%	44	-18.52%	54
Stationary and office supplies	64	-16.88%	77	5.48%	73
Amortization of intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	171	-11.86%	194	7.18%	181
Fdic insurance premium expense	360	1141.38%	29	52.63%	19
Other real estate expenses	142	36.54%	104	-37.35%	166
Other expenses	1,286	4.38%	1,232	-6.45%	1,317
Total non-interest expense	$7,388	20.27%	$6,143	-11.98%	$6,979

The efficiency ratio measures total non-interest expenses as a percentage of the sum of net interest income (on a tax equivalent basis) and non-interest income.  The Company's efficiency ratio for the nine months ending September 30, 2009 and 2008 was 58.3% and 65.4%, respectively.  The lower ratio in September 2009 compared to September 2008 is due primarily to combination of both increased net interest income and increased non-interest income in 2009.

CHANGES IN FINANCIAL CONDITION

Total assets increased approximately 1.6% in first nine months 2009 compared to year-end 2008 due to slow loan demand, flat total deposit growth and strategic efforts to grow cautiously during the current economic recession.  Loans increased by $10.6 million or approximately 1.8% during first nine months of 2009.  Loan growth was approximately 2.1% for the year ended December 31, 2008.  The Company continues to fund loans and looks forward to the time when a stronger economy encourages customers to once again move forward with a more aggressive business agenda.  The Company remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Total deposits increased by approximately $1.2 million or 0.2% during first nine months of 2009.  Demand deposits decreased approximately $24.8 million from December 31, 2008 to September 30, 2009.  Demand deposits have fluctuated in recent months in the range of $80 million to $110 million but overall monthly average demand balances have remained in the range of $85 million to $95 million, which is consistent with historical trends.  Time deposits decreased approximately $11.8 million due to de-leveraging of approximately $20 million in brokered certificates of deposits since year-end 2008.  Savings deposits increased $37.9 million during first nine months of 2009.

Securities sold under agreements to repurchase increased $5 million or 15.5% since year-end 2008.  Long-term debt increased $1.6 million or 2.1% in 2009 as a result of one new FHLB advance totaling $2 million issued in first quarter 2009 offset by debt reductions during the first nine month totaling approximately $420,000 on amortizing FHLB advances.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Peer data per the June 30, 2009 Uniform Bank Performance Report indicates that tax equivalent yields on investments exceed peer at 5.45% compared to 4.67% peer.  Quarterly average rates for taxable securities for third quarter 2009 decreased 72 basis points while tax-exempt securities increased 16 basis points.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 60% of total portfolio.  The Company's goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of approximately $130 million as of September 30, 2009.

The carrying value of investment securities as of dates indicated were summarized as follows (in thousands):

	AS OF SEPTEMBER 30,
	2009	2008	2007	2006	2005
U. S. Treasury & government
agencies	$134,827	$137,488	$129,629	$120,687	$109,468
State & political subdivisions	82,972	54,282	48,475	44,379	40,594
All others	2,524	2,943	6,702	6,735	7,906
Totals	$220,323	$194,713	$184,806	$171,801	$157,968

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  There were securities in the held-to-maturity category as of September 30, 2009.  Amortized cost and fair market value of available-for-sale securities as of September 30, 2009 were as follows (in thousands):

	Available-for-Sale
	Amortized	Fair
	Cost	Value

U. S. Treasury securities	$-	$-
U. S. Government agency &
corporate obligations	130,193	134,827

Securities issued by states &
political subdivision in the
U. S.:
Taxable securities
Tax-exempt securities	78,949	82,972
U. S. securities:
Debt securities	3,716	2,504
Equity securities	20	20
Foreign securities:
Debt securities	N/A	N/A
Equity securities	N/A	N/A

Total	$212,878	$220,323

Accumulated other comprehensive income reflects $4.6 million net unrealized gain on securities, net of tax.  During first nine months of 2009, net unrealized gain on securities net of tax increased $3 million from year-end 2008 to September 2009.  The net appreciation in market values is primarily due to movement in market factors related to yields and credit spreads during the first nine months of 2009.  One corporate bond had an Other Than Temporary Impairment (OTTI) recorded in the three and nine months ended September 30, 2009.  Credit loss was recorded totaling $151,000 and $204,000 for the three and nine months ended September 30, 2009, respectively.  Reference Note 5 for further detail on this transaction.

Market values of the agency mortgage backed securities (MBS) and collateralized mortgage obligations (CMOs) and municipal bonds have fluctuated in value primarily in response to the Federal Reserve's quantitative easing plan to improve stability and liquidity in financial markets and promote recovery in housing sector.  The Federal Reserve's purchase of mortgage-backed securities similar to those held in the Company's portfolio drove re-investment yields lower and market values of current holdings higher.  Market value of the investment portfolio was also heavily influenced by U. S. Treasury curve.  The 10-year Treasury rate was 3.31% as of September 2009 compared to 2.49% as of December 2008 and 3.85% in September 2008.  The two-year Treasury rates were approximately 0.95% in September 2009 compared to 1.46% at year-end 2008 and 2.0% as of September 2008.

In first and third quarters of 2009, the Company implemented strategies to realize a portion of the unrealized gain on the investment portfolio.  Investments totaling $23.5 million were sold in first quarter 2009 at a realized gain of approximately $710,000.  Investments totaling $16.9 million were sold in third quarter 2009 at a realized gain of approximately $487,000.

Proceeds from sales of investments were reinvested into securities consisting of agency MBS and CMO as well as municipal securities.  Investment strategies for new purchases took a slightly more defensive position in the taxable securities portion of the portfolio in preparation for a rise rate environment in the future.  The Company allocated approximately 25% to 30% of new purchases into tax-exempt municipal securities.  The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.

The only derivative transaction of the Company or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote (Note 5).

LOANS

The following table sets forth total loans held for investment net of unearned income by category for the past five years (in thousands):

	AS OF SEPTEMBER 30
	2009	2008	2007	2006	2005
Real estate:
construction	$71,947	$108,030	$101,023	$84,457	$75,991
mortgage	408,408	382,227	354,294	345,616	358,267
Commercial, financial
and agricultural	83,776	92,982	82,443	89,388	82,773
Consumer installment	34,745	37,667	37,289	36,744	39,576
Other	8,573	11,294	6,592	4,931	3,533

Total loans	$607,449	$632,200	$581,641	$561,136	$560,140

Loans increased $10.6 million from December 31, 2008 to September 30, 2009 and decreased $24.8 million from September 30, 2008 to September 30, 2009.  Construction loans decreased $36 million from September 2008 to September 2009.  Real estate loans increased $26 million from September 30, 2008 to September 30, 2009.  The majority of the increase in real estate mortgages relates to loans that were formerly categorized as construction.  Commercial, financial and agricultural loans combined decreased $9.2 million when comparing September 30, 2008 to September 30, 2009.  Loan demand was slow during the first nine months of 2009 and the Company has been strategically cautious with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for $480 million or 79.0% of total loans.  Commercial and residential construction loans comprised $71 million or 11.8% of the total loan portfolio.  The Company has been strategically reducing the concentration in construction and development loans.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  The Bank monitors concentrations in commercial real estate in accordance with regulatory guidelines.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. The Bank's legal lending limit at September 30, 2009 was $12.8 million.  Although the Bank's legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of September 30, 2009.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $88 million of total loans as of September 30, 2009 and $84 million of total loans as of September 30, 2008.  Recoveries, net of charge-offs in this category were approximately $9,000 for first three quarters of 2009 compared to net charge-offs of approximately $39,000 for first three quarters of 2008.

Non-Performing Loans And Allowance For Loan Losses

Overall economic factors for Tennessee continue under stressed conditions as commercial and individual customers continue to battle lower real estate values and rising unemployment rates.  While conditions have deteriorated in the past 12 months, the impact in our markets appears to have been less severe overall than at the national level and was primarily concentrated in residential construction and land development loans in and around Shelby County.  Credit quality deterioration in this sector of the portfolio is evident in net loans charged off in first nine months of 2009, increases in non-performing loans and continued elevated levels of other real estate.  In response, the Company increased the allowance for loan losses as a percentage of total loans to 1.35% as of September 30, 2009 compared to 1.22% as of December 2008 and 1.11% as of September 2008.

Non-performing loans at quarter end were approximately 1.7% of total loans.  Non-performing loans and other real estate have been at elevated levels over the last twelve months in comparison to historical trends due to current economic recession.  Per the most recent UBPR (as of June 30, 2009), the ratio of non-current loans to gross loans (as of June 30, 2009) was 1.98% compared to peer at 2.79%.  The recent increase was attributed to a small volume of loans with balances in excess of $1 million.

The following table sets forth the balance of non-performing loans by category as of September 30, for the years indicated (in thousands):

	QUARTER ENDED SEPTEMBER 30,
	2009	2008	2007	2006	2005

Non-accrual loans
Commercial, financial
and agricultural	$548	$166	$85	$109	$60
Real estate-construction	3,037	666	0	0	0
Real estate-mortgage	4,674	2,467	728	316	680
Consumer loans	76	28	107	51	21

Non-accrual loan totals	$8,335	$3,327	$920	$476	$761

Loans 90 days past due
accruing interest
Commercial, financial
and agricultural	37	0	0	0	0
Real estate-construction	0	0	25	2,859	0
Real estate-mortgage	1,915	1,481	763	3,308	151
Consumer loans	6	13	14	29	0

Total loans 90 days past
due accruing interest	$1,958	$1,494	$802	$6,196	$151

Total non-performing loans	$10,293	$4,821	$1,722	$6,672	$912

As % of total loans	1.69%	0.76%	0.30%	1.19%	0.16%

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to evaluate the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.35% for the current quarter and 1.22% at year-end 2008.   The following table recaps activity in the allowance for loan losses in third quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	QUARTER ENDED SEPTEMBER 30,
	2009	2008	2007	2006	2005

Average net loans
outstanding	$605,993	$629,496	$571,192	$565,480	$548,440

Balance of reserve for
loan losses at
beginning of period	$8,854	$6,933	$6,236	$6,869	$6,437

Loan charge-offs	(2,396)	(1,107)	(267)	(190)	(127)
Recovery of loans
previously charged-
off	94	69	99	82	35
Net loans charged-off	(2,302)	(1,038)	(168)	(108)	(92)

Addition to reserve
charged to operating
expense	1,650	1,100	250	225	299

Changes incident to
mergers	0	0	0	0	0

Balance at end of
period	$8,202	$6,995	$6,318	$6,986	$6,644

Ratio of net charge-offs
during the quarter to
average net loans
outstanding	-0.38%	-0.16%	-0.03%	-0.02%	-0.02%

Net loans charged off in third quarter for each of last five years by category were as follows (dollars in thousands):

	QUARTER ENDED SEPTEMBER 30,
	2009	2008	2007	2006	2005
Charge-offs:
Domestic:
Commercial, financial
and agricultural	$(45)	$(485)	$(17)	($1)	($49)
Real estate-construction	(570)	(102)	(14)	0	(26)
Real estate-mortgage	(1,634)	(295)	(135)	(80)	(26)
Consumer loans	(147)	(225)	(101)	(109)	(26)

Foreign	N/A	N/A	N/A	N/A	N/A

Total charge-offs	($2,396)	($1,107)	($267)	($190)	($127)

Recoveries:
Domestic:
Commercial, financial
and agricultural	21	12	6	21	3
Real estate-construction	1	23	6	0	3
Real estate-mortgage	26	9	49	24	0
Consumer loans	46	25	38	37	29
Foreign	N/A	N/A	N/A	N/A	N/A

Total recoveries	$94	$69	$99	$82	$35

Net charge-offs	($2,302)	($1,038)	($168)	($108)	($92)

Other Real Estate

The book value of other real estate owned ("OREO") was $5.2 million as of September 30, 2009 and $5.4 million at December 31, 2008.  As evidenced by the statement of cash flows, loans totaling approximately $4.1 million were transferred from loans into other real estate during nine months ended September 30, 2009 compared to $1.5 million during the nine months ended September 30, 2008.

As of current quarter end, there were 36 properties in OREO consisting primarily of newly constructed single-family homes and residential lots.  Approximately 95% of the $5.2 million in OREO is located in Shelby County, Tennessee and surrounding counties.  While management continues efforts to liquidate OREO, Shelby and surrounding counties have been under stress with increasing home inventories and declining market values.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value is charged to the allowance for loan losses at the time of acquisition.  All other real estate parcels are appraised at least annually and the carrying value adjusted through earnings to reflect the decline, if any, in its realizable value.

Other real estate expenses totaled approximately $142,000 in third quarter 2009 compared to approximately $104,000 in third quarter 2008.  Other real estate expenses included expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs as well as charges to write down on property values subsequent to foreclosure.

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Company's primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Deposit balances accounted for 86% of total funding as of September 30, 2009 compared to 83% September 30, 2008 and 86% of year-end 2008.  As of September 30, 2009, the Company had $23 million in deposit funds from the State of Tennessee.

In June 2008, the Bank began participating in Certificate of Deposit Account Registry Service ("CDARS").  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit ("CDs") (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank's ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank's customers, purchase time deposits (referred to as "One-Way Buy" deposits) or to sell excess deposits (referred to as "One-Way Sell" deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and "One-Way Buy" deposits in the CDARS program totaling $33.3 million as of September 30, 2009 compared to $45 million as of December 31, 2008.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes and are included in the following brokered deposit balances.  The Bank had $62 million of brokered certificate of deposits comprising 8.3% of total deposits as of September 30, 2009 compared to $90 million or 12% of total deposits as of September 30, 2008 and $76 million or 10.3% as of year-end 2008.

The Bank's liquidity position has stabilized since June 2008 as asset growth slowed strategically in the second half of 2008 and is 1.6% in first nine months of 2009.  Therefore, over the past year, the Company reduced its reliance on brokered deposits by the decrease of $28 million in brokered deposits from September 30, 2008 to September 30, 2009.  Overall deposits are flat from year-end 2008 to third quarter 2009.  Borrowed funds from the FHLB totaled 7.7% of total funding as of September 30, 2009 and 7.5% of total funding as of December 31, 2008.  The increase in FHLB advances was due to one new $2 million advance issued since December 31, 2008.

Appropriate liquidity risk management remains a high priority for the Company especially given recent events in the banking industry and national economy.  Competitive factors and the need for liquidity throughout the industry place pressure on pricing of retail deposits including certificates of deposits and money market accounts.  Slower asset growth rates over the past nine months have reduced the Company's need to compete in irrational pricing that has taken place in retail markets.  Trends of such irrational pricing have improved in recent months as some stabilization and recovery in the markets returns.  Thus, the Company has been able to maintain not only stable liquidity position but also improve net interest margins in 2009.

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

As of September 30, 2009, the Bank has available lines of credit for federal fund purchases totaling $90.5 million with seven correspondent banks as well as additional borrowing capacity of $33 million with FHLB.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining appropriate capital amounts and ratios. Total capital as of September 30, 2009 was $84.3 million, up 9.6% from $75.9 million on December 31, 2008.  The increase in capital consists of undistributed net income and net appreciation in investment portfolio reflected in accumulated other comprehensive income.  The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board to be categorized as a well-capitalized institution.  Total risk-based capital ratio as of September 30, 2009 was 13.4%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution. Capital as a percentage of total assets for the quarters ending September 30, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF SEPTEMBER 30
2009	2008	2007	2006	2005
8.95%	7.95%	8.41%	8.20%	7.99%

The dividend payout ratio was 33.0% for third quarter 2009 versus 57.6% and 46.8% for third quarter 2008 and 2007, respectively. We anticipate the dividend payout ratio for the year ending December 31, 2009 to be in the range of 40-50%, which is within our historical payout range.  Dividends per share were $0.15 in third quarter 2009 compared to $0.29 in each of third quarters 2008 and 2007.  As a precautionary measure, dividends for second and third quarter 2009 were reduced from $0.29 to $0.15 in order to preserve capital and strengthen the Company's capital position to prepare to pursue opportunities for growth as economic conditions improve.

The Company has no formal plans or programs in place to repurchase common stock.  The Company sold 500 treasury shares for $31.00 per share for an aggregate price of $15,500 in first quarter 2009.  The Company sold 7 treasury shares for $26.00 per share for an aggregate price of $182.00 in May 2009.  The Company re-purchased 1,000 shares of its own stock in June 2009 for $26.00 per share and aggregate price of $26,000.00.  These shares were then sold in June 2009 for $26.00 per share for an aggregate price of $26,000.00.  The Company sold 2 treasury shares for $26.00 per share for an aggregate price of $52.00 in May 2009.  All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly Statement No. 168), "Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles." The Codification (ASC) is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  GAAP references in our financial statements have been updated to reflect this change.

In August 2009, the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value".  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  We are currently evaluating the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

In March 2008, the FASB issued new accounting pronouncement (formerly Statement No. 161), "Disclosures About Derivative Instruments and Hedging Activities".  The pronouncement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  Effective date is for fiscal years beginning after November 15, 2008.  This statement was adopted on January 1, 2009.

In June 2009, the FASB issued new guidance to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects of certain provisions of previous guidance issued as FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entities concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions in the former guidance, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity.  This statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements

In June 2009, the FASB issued guidance regarding accounting for transfers of financial assets.  This standard was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets and to address (1) practices that have developed since the issuance of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirement of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statement of transferors.  This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009 for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

In June 2009, the FASB issued new account pronouncement (formerly Statement No. 165) regarding subsequent events.  This statement was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  There was no material impact to consolidated financial position or results of operations upon adoption.

In April 2009, the FASB issued guidance (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), "Interim Disclosures about Fair Value of Financial Instruments."  This guidance requires a public entity to provide disclosures about fair value of financial instruments in interim financial information and is effective for interim and annual financial periods ending after June 15, 2009.  See Note 9.

In April 2009, the FASB issued guidance (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), "Recognition and Presentation of Other-Than-Temporary-Impairment."  This guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the new guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  This guidance is effective for interim and annual periods ending after June 15, 2009.  These provisions did not have a material impact on our financial condition and results of operations.

In April 2009, the FASB issued guidance (formerly FSP FAS 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  This guidance affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  This guidance is effective for interim and annual periods ending after June 15, 2009.  Adoption of this guidance did not have a material impact on our financial condition and results of operations.

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following: use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  As of September 30, 2009, the Company is in a slightly liability sensitive position in which the Company would likely experience a small decline in net interest margin in a rising rate environment.  Interest rate risk exposures are well within policy limits and stable net interest margins are expected to continue in the range of 3.9% or higher over the next 12 months.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2009, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of September 30, 2009 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 7 shares of common stock held in treasury for $26.00 per share for an aggregate price of $182.00 in May 2009.  The Company re-purchased 1,000 shares of its own stock in June 2009 for $26.00 per share and aggregate price of $26,000.00.  These shares were then sold in June 2009 for $26.00 per share for an aggregate price of $26,000.00.  The Company sold 2 treasury shares for $26.00 per share for an aggregate price of $52.00 in May 2009.  All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.  Proceeds from such sale were used to pay the Company's expenses.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: November 6, 2009                                            /s/  JEFFREY D. AGEE
                                                                                           Jeffrey D. Agee,
                                                                                  Chief Executive Officer &
                                                                                              President

Date: November 6, 2009                                          /s/    LAURA BETH BUTLER
                                                                                             Laura Beth Butler,
                                                                                       Executive Vice President &
                                                                                           Chief Financial Officer