Form 10-K
period 2009-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2010-03-15
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (Section 229.40) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):
                                       Large accelerated filer [ ]     Accelerated filer [x]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]  No [x]

________________________

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2009 was approximately $63,175,034 based upon the last known sale price prior to such date.

As of February 26, 2010, the registrant had 3,625,818 outstanding shares of common stock.

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Commission within 120 days after December 31, 2009.

ITEM 1.  BUSINESS.

General

First Citizens Bancshares, Inc. (the "Company") is a financial holding company incorporated in Tennessee in 1982. Through its principal bank subsidiary, First Citizens National Bank (the "Bank"), the Company conducts commercial banking and financial services operations primarily in West Tennessee. At December 31, 2009, the Company and its subsidiaries had total assets of  $957 million and total deposits of $752 million. The Company's principal executive offices are located at One First Citizens Place, Dyersburg, Tennessee 38024 and its telephone number is (731) 285-4410.

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

  White and Associates/First Citizens Insurance, LLC was chartered by the State of Tennessee and is a general insurance agency offering a full line of insurance products including casualty, life and health, and crop insurance.  The Bank holds a 50% ownership in the agency, which is accounted for using the equity method.  The insurance agency operates nine offices in Northwest Tennessee.

  First Citizens/White and Associates Insurance Company is organized and existing under the laws of the state of Arizona.  Its principal activity is credit insurance.  The Bank holds a 50% ownership in the agency, which is accounted for using the equity method.

  First Citizens Investments, Inc. was organized and exists under laws of the state of Nevada.  The principal activity of this entity is to acquire and sell investment securities as well as collect income from the portfolio.  First Citizens Investments, Inc. owns the following subsidiary:

  First Citizens Holdings, Inc. is a Nevada corporation and is a wholly owned subsidiary of First Citizens Investments, Inc., acquires and sells certain investment securities, collects income from its portfolio, and owns the following subsidiary:

  First Citizens Properties, Inc. is a real estate investment trust organized and existing under the laws of the state of Maryland, the principal activity of which is to invest in participation interests in real estate loans made by the Bank and provide the Bank with an alternative vehicle for raising capital.  First Citizens Holdings, Inc. owns 100% of the outstanding common stock and 98% of the outstanding preferred stock of First Citizens Properties, Inc. Directors, executive officers and certain employees of the Bank own the remaining 2% of the preferred stock.  The minority interest is not material to the consolidated financial statements of the Company.

The following table sets forth a comparative analysis of key balance sheet metrics of the Company as of December 31, for the years indicated (in thousands):

	2009	2008	2007
Total assets	$956,555	$927,502	$876,156
Total deposits	752,146	734,915	690,595
Total net loans	578,614	589,458	578,311
Total equity capital	84,312	77,008	75,031

The table below provides a comparison of the Company's performance to industry standards based on information provided by the Federal Reserve. The Company is grouped with peers that have assets totaling $500 million to $1 billion in this analysis. According to the September 30, 2009 Bank Holding Company Performance Report, which is the most recent report available as of the date of this Annual Report on Form 10-K, the Company's peer group consisted of 443 bank holding companies. The following table presents comparisons of the Company with its peers as indicated in Bank Holding Company Performance Reports for the years ended December 31 for each of the years indicated:

	2009		2008		2007
	Company	Peer*	Company	Peer	Company	Peer

Net interest income to average assets	3.74%	3.30%	3.28%	3.39%	3.36%	3.61%
Net operating income to average assets	0.89%	0.10%	0.83%	0.29%	1.08%	0.90%
Net loan losses to average total loans	0.93%	0.89%	0.31%	0.52%	0.13%	0.18%
Primary capital to average assets	8.40%	8.72%	8.13%	8.69%	8.47%	9.19%
Cash dividends to net income	45.27%	38.66%	55.85%	42.70%	45.93%	34.92%

________________

* Peer information is provided for the nine months ended September 30, 2009, which is the most recent information available.

The Company and the Bank employed a total of 250 full-time equivalent employees as of December 31, 2009.  The Company and the Bank are committed to hiring and retaining high quality employees to execute the Company's strategic plans.

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

Expansion

The Company, through its strategic planning process, intends to seek profitable opportunities that utilize excess capital and maximize income in Tennessee.  If the Company decides to acquire other banking institutions, its objective would be for asset growth and diversification into other market areas. Acquisitions and de novo branches might afford the Company increased economies of scale within the operation functions and better utilization of human resources. The Company would only pursue an acquisition or de novo branch if the board of directors determines it to be in the best interest of the Company and its shareholders.  The Company does not currently have plans to acquire other banking institutions.

In 2007, the Company expanded by opening loan production offices in Jackson, Tennessee and Franklin, Tennessee.  In July 2008, the Franklin office was relocated and opened as a full service branch.  The Company also owns two lots in Jackson, Tennessee which it purchased for construction of full service facilities.  The lots were purchased in 2007 and 2008, but construction is temporarily on hold because of current economic conditions.  Construction of these facilities is expected to commence in the next two to five years.

Competition

The business of providing financial services is highly competitive. In addition to competing with other commercial banks in the service area, the Bank competes with savings and loan associations, insurance companies, savings banks, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, credit unions and other enterprises.  In 1998, federal legislation allowed credit unions to expand their membership criteria. Expanded membership criteria coupled with existing tax-exempt status give credit unions a competitive advantage compared to banks.

The Bank builds and implements strategic plans and commitments to address competitive factors in the various markets it serves.  The Bank's primary strategic focus is on obtaining and maintaining profitable customer relationships in all markets it serves.  The markets demand competitive pricing, but the Bank competes on high quality customer service that will attract and enhance loyal, profitable customers to the Bank.  Industry surveys have consistently revealed that 65-70% of customers leave banks because of customer service issues.  Accordingly, the Bank is committed to excellent customer service in all markets that it serves as a means of branding and distinguishing itself from other financial institutions.  The Bank utilizes advertising, including both newspaper and radio, and promotional activities to support its strategic plans.

The Bank offers a typical mix of interest-bearing transaction, savings and time deposit products as well as traditional non-interest bearing deposit accounts. The Bank is a leader in deposit market share compared to competitors in the Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley counties. The Bank has consistently been a leader in market share of deposits in its markets for several years. The Bank's market share has been 18% to 20% in Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley counties combined and in excess of 62% in Dyer County for the last three years.  The following market share information for these counties (banks only, deposits inside of market) is from the Deposit Market Share Report, as of June 30, 2009, prepared annually by the FDIC (dollars in thousands):

	# of	Total Deposits	% of Market
Bank Name	Offices	6/30/2009	Share 06/30/09
First Citizens National Bank	14	$602,895	18.62%
First State Bank	15	744,294	22.99%
Regions Bank	9	285,289	8.81%
Bank of Fayette County	6	195,218	6.03%
Somerville Bank & Trust Co.	5	164,970	5.10%
BancorpSouth Bank	7	145,988	4.51%
Bank of Ripley	4	146,345	4.52%
Commercial Bank & Trust	2	112,026	3.46%
INSOUTH Bank	2	102,456	3.16%
Reelfoot Bank	6	93,366	2.88%
Oakland Deposit Bank	3	87,788	2.71%
Security Bank	6	90,153	2.78%
First South Bank	2	70,612	2.18%
Bank of Gleason	1	54,308	1.68%
Patriot Bank	2	49,893	1.54%
Bank of Halls	2	47,056	1.45%
Brighton Bank	2	42,210	1.30%
Greenfield Banking Co.	2	41,512	1.28%
Lauderdale County Bank	2	35,594	1.10%
Gates Banking & Trust Co.	1	33,048	1.02%
Clayton Bank and Trust	2	32,276	1.00%
All others	8	60,261	1.88%
Total	103	$3,237,558	100.00%

The Bank began offering full service branch operations in Williamson County, Tennessee in July 2008.  Therefore, market share data discussed above excludes the Williamson County market.  Market share as of June 2009 in Williamson County was 0.11%.

The Bank also competes in the Shelby County market.  Because the size and composition of the Shelby County market is much larger and more diverse than the other markets in which the Bank operates, Shelby County is excluded from the above table.  The Bank's market share in Shelby County was 0.62% and 0.72% in 2009 and 2008, respectively.

Regulation and Supervision

The Company is a one-bank financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and examination by the Board of Governors of the Federal Reserve. As a financial holding company, the Company is required to file with the Federal Reserve annual reports and other information regarding its business obligations and those of its subsidiaries.  Federal Reserve approval must be obtained before the Company may:

•         Acquire ownership or control of any voting securities of a bank or bank holding company where the acquisition results in the bank holding company owning or controlling more than 5% of a class of voting securities of that bank or bank holding company; or

•         Acquire substantially all assets of a bank or bank holding company or merge with another bank holding company.

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

Gramm-Leach-Bliley Act

                Among other things, the Gramm-Leach-Bliley Financial Modernization Act of 1999 ("GLBA") modified financial privacy and community reinvestment laws. The new financial privacy provisions generally prohibit financial institutions such as the Bank from disclosing non-public personal financial information to third parties unless customers have the opportunity to opt out of the disclosure.  GLBA also magnifies the consequences of a bank receiving less than a satisfactory Community Reinvestment Act ("CRA") rating, by freezing new activities until the institution achieves a better CRA rating.

Bank Secrecy Act

Over the past 30 plus years, Congress has passed several laws impacting a financial institution's responsibilities relating to the Bank Secrecy Act.  In 2005, the Federal Financial Institutions Examination Council ("FFIEC") and federal banking agencies released the interagency "Bank Secrecy Act Anti-Money Laundering Examination Manual." The manual emphasizes a banking organization's responsibility to establish and implement risk-based policies, procedures and processes to comply with the Bank Secrecy Act and safeguard its operations from money laundering and terrorist financing. It is a compilation of existing regulatory requirements, supervisory expectations and sound practices for Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") compliance. An effective BSA/AML compliance program requires sound risk management; therefore, the manual also provides guidance on identifying and controlling risk associated with money laundering and terrorist financing.

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

FDIC Insurance Coverage

Beginning with the Emergency Economic Stabilization Act of 2008, several changes have been made to federal deposit insurance coverage with regard to the types of accounts covered and coverage limits.  Included in these changes, basic FDIC coverage per depositor temporarily increased to $250,000 effective through December 31, 2013 and rules on revocable trusts were amended to remove qualification requirements and allow $250,000 coverage per beneficiary. Two separate insurance components were created under the FDIC Temporary Liquidity Guarantee Program: (i) the Debt Guarantee Program; and (ii) the Transaction Account Guarantee Program ("TAGP").  The Bank opted to participate only in the TAGP component, under which certain non-interest-bearing transaction account balances are temporarily fully guaranteed through June 30, 2010.  The Bank's FDIC insurance premium assessments will be affected based on participation in TAGP and also as a result of assessment increases required to replenish the FDIC insurance fund ("DIF") following the failure of numerous financial institutions in 2008 and 2009. As a result of increased bank failures and a decrease in the DIF, on September 29, 2009, the FDIC required all insured financial institutions to prepay three years of deposit insurance premiums. The FDIC may require additional special assessment payments if the DIF balance continues to decline.

In October 2008, the FDIC proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  The FDIC also proposed to introduce three adjustments that could be made to an institution's initial base assessment rate, including (i) a potential decrease of up to two basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for certain institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008.  On April 1, 2009, the FDIC made additional changes to assessment rates, increasing them to 10-14 basis points for Risk Category I institutions and 45 basis points for Risk Category IV institutions.  In addition, on May 22, 2009, the FDIC adopted a final rule imposing up to a 10-basis point emergency special assessment based on a bank's Report of Condition as of June 30, 2009. This special assessment was collected on September 30, 2009.

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

The three principal requirements relating to the Privacy of Consumer Financial Information in GLBA are as follows:

•      Financial institutions must provide customers with notices describing their privacy policies and practices, including policies with respect to disclosure of nonpublic personal information to affiliates and to nonaffiliated third parties. Notices must be provided at the time the customer relationship is established and annually thereafter;

•      Subject to specified exceptions, financial institutions may not disclose nonpublic personal information about consumers to any nonaffiliated third party unless consumers are given a reasonable opportunity to direct that such information not be shared (to "opt out"); and

•      Financial institutions generally may not disclose customer account numbers to any nonaffiliated third party for marketing purposes.

The Customer Information Security guidelines implement section 501(b) of GLBA, which requires agencies to establish standards for financial institutions relating to administrative, technical and physical safeguards for customer records and information. The guidelines require financial institutions to establish an information security program to: identify and assess risks that may threaten customer information; develop a written plan containing policies and procedures to manage and control these risks; implement and test the plan; and adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

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

Federal Legislation on Banking Products and Services

                During 2008, Congress issued federal legislation creating or amending numerous requirements on disclosures, documentation, and procedures in relation to several products and services offered by financial institutions.  Much of the legislation is being issued in response to current adverse economic conditions and provides customers with additional disclosure information and protections.  The regulatory changes include, but are not limited to, the Real Estate Settlement Procedures Act, the Truth in Lending Act and the Truth in Savings Act.  The Bank's policies and procedures are being revised to incorporate recent regulatory requirements and ensure full compliance.

Federal Monetary Polices

Monetary policies of the Federal Reserve have a significant effect on operating results of bank holding companies and their subsidiary banks.  The Federal Reserve regulates the national supply of bank credit by open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.

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

ITEM 1A. RISK FACTORS.

Information contained herein includes forward-looking statements with respect to the beliefs, plans, risks, goals and estimates of the Company.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control.  When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "will," "intend," "is likely," "going forward," "may" and other expressions are intended to identify forward-looking statements.  These forward-looking statements are within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may include, but are not limited to, capital resources, strategic planning, acquisitions or de novo branching, ability to meet capital guidelines, governmental regulations, construction of new branch locations, dividends, critical accounting policies, allowance for loan losses, fair value estimates, goodwill, occupancy and depreciation expense, held-to-maturity securities, available-for-sale securities, trading securities, cash flows, diversification in the real estate loan portfolio, interest income, maturity of loans, loan impairment, loan ratings, maturity and re-pricing of deposits, borrowings with call features, dividend payout ratio, off-balance sheet arrangements, the impact of recently issued accounting standards, changes in funding sources, liquidity, interest rate sensitivity, net interest margins, payment status of corporate debt securities, non-accrual status of loans, contractual maturities of mortgage-backed securities and collateralized mortgage obligations, other-than-temporary impairment of securities, amortization expense, deferred tax assets, independent appraisals for collateral, property enhancement or additions, efficiency ratio, ratio of assets to employees, net income, changes in interest rates, loan policies, categorization of loans, maturity of FHLB borrowings and the effectiveness of internal control over financial reporting.

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

•         Fluctuations in prevailing interest rates and the effectiveness of the Company's interest rate hedging strategies;

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

                We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay interest and principal amounts on loans.  Although we maintain credit policies and credit underwriting, monitoring and collection procedures that management believes are sufficient to manage this risk, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  If a large number of borrowers fail to repay their loans, our financial condition and results of operations may be adversely affected.

If our allowance for loan losses becomes inadequate, our financial condition and results of operations could be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Management uses various assumptions and judgments to evaluate on a quarterly basis the adequacy of the allowance for loan losses in accordance with generally accepted accounting principles as well as regulatory guidelines. The amount of future losses is susceptible to changes in economic, operating and other conditions, changes in interest rates which may be beyond our control, and these losses may exceed current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have an adverse effect on our financial performance.

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

Our profitability is in part a function of interest rate spread, or the difference between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Interest rates are largely driven by monetary policies set by the Federal Open Market Committee (the "FOMC"), and trends in the prevailing market rate of interest embodied by the yield curve.  The FOMC establishes target rates of interest to influence the cost and availability of capital and promote national economic goals.  In December 2008, the FOMC cut rates to a historical low of a range of 0.00% to 0.25%.  Federal funds rates remained at that level through December 2009.  The yield curve is a representation of the relationship between short-term interest rates to longer-term debt maturity rates.  Currently, the yield curve is fairly steep because of short-term rates resting at historic lows, which represents market expectations that interests rates will rise over current levels.  As of December 31, 2009, The Bank is liability sensitive in terms of interest rate risk exposure, meaning that the bank will likely experience margin compression when federal funds rates increase; In other words, upward pressure on deposit interest rates will outpace increases in the interest rates on interest-earning assets.  Deposits are currently priced at historically low levels and are likely to re-price at a faster pace than interest earning assets when the rate environment begins rising.  The majority of variable rate loans are at priced at floors that will require significant increase in federal fund and prime rates before loan yields increase.  Federal Home Loan Bank borrowings comprise the majority of wholesale borrowings, the majority of which will re-price steadily over the next 18 months.

                Prepayment of principal cash flows from the investment portfolio is expected to be steady in 2010 as rates continue to be very low. Credit availability has improved recently because of the actions of the Federal Reserve and U. S. Treasury Department described above. Reinvestment rates on the investment portfolio have dropped significantly (greater than 100 basis points) over the last 12 months.

If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, our net interest income and, therefore, earnings could be adversely affected. Earnings could also be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings. While management takes measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing the exposure to interest rate risk. A sudden and significant increase in the market rate of interest could have a material adverse effect on the Company's financial position and earnings.

We are geographically concentrated in West Tennessee, and changes in local economic conditions impact our profitability.

We operate primarily in western Tennessee and substantially all loan customers and most deposit and other customers live or have operations in this area. Accordingly, our success depends significantly upon growth in population, income levels, deposits, housing starts and continued attraction of business ventures to this area. Our profitability is impacted by changes in general economic conditions in this market. One area of particular concern for 2010 is the residential real estate market in the Shelby County and surrounding markets as inventories escalated and values declined in 2008 and 2009. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we are unable to give assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If financial market conditions worsen or our loan demand increases significantly, our liquidity position could be adversely affected.

                We rely on dividends from the Bank as our primary source of funds. The Bank's primary sources of funds are client deposits and loan repayments. While scheduled loan repayments have historically been a relatively stable source of funds, they are susceptible to the inability of borrowers to repay loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters and national or international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Market conditions could adversely affect our ability to obtain additional capital on favorable terms, should we need it.

                Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at new branch locations, as well as through returns realized as a result of investment opportunities. However, we may need to raise additional capital in the future to support continued growth and maintain capital levels. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Growth may be constrained if we are unable to raise additional capital as needed.

Failure to remain competitive in an increasingly competitive industry may adversely affect results of operations and financial condition.

                We encounter strong competition from other financial institutions in our market areas. In addition, established financial institutions not already operating in our market areas may open branches in our market areas at future dates or may compete in the market via the internet. Certain aspects of our banking business also compete with savings institutions, credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions imposed on us. Many of these competitors have substantially greater resources and lending limits and are able to offer services that we do not provide. While we believe that we compete effectively with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new or to retain existing clients may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

We expect the failure of other banks to increase our expenses.

                The failure of numerous banks in 2008 and 2009 may have a negative impact on our earnings, as premiums required for FDIC insurance may continue to increase in 2010 and beyond.  In 2009, we paid FDIC deposit insurance assessments totaling $5.6 million, including a special assessment of $425,000 paid during third quarter 2009 and prepaid assessment of $4.5 million paid in fourth quarter 2009, as compared to aggregate payments of approximately $144,000 in 2008.  We cannot give any assurances that the FDIC will not require additional special assessments or increase deposit insurance assessments in the future.

Adverse perceptions about our business could adversely affect our results of operations and financial condition.

We believe that our reputational risk increased significantly during the recent economic recession as a result of the elevated number of bank failures and volume of negative media headlines related to the banking industry. As a result, the FDIC implemented various programs to help mitigate such risks, including increasing deposit insurance limits to $250,000. As part of its strategic initiatives, management implemented various action plans including communications with and training sessions for our staff and communications to local customers and civic groups regarding management's view on stability in the Company as well as most local community banking institutions.

The public perception of our ability to conduct business and expand our customer base may also be affected by practices of the Company's board, management and employees. Significant relationships with vendors, customers and other external parties may also affect our reputation. Adverse perceptions about our business practices or the business practices of those with whom we have significant relationships could adversely impact our results of operations and financial condition.

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

                Our common stock is not listed or traded on any established securities market and we have no plans to seek to list our common stock on any recognized exchange. Accordingly, our common stock has substantially less daily trading volume than the average securities listed on any national securities exchange. Most transactions in our common stock are privately negotiated trades and the shares are very thinly traded. There is no dealer for our stock and no "market maker." Our shares do not have a trading symbol. The lack of a liquid market can produce downward pressure on our stock price and can reduce the marketability of our shares.

Our ability to pay dividends may be limited.

                As a holding company, the Company is a separate legal entity from the Bank and does not conduct significant income-generating operations of its own. It currently depends upon the Bank's cash and liquidity to pay dividends to its shareholders. We cannot provide assurance that in the future the Bank will have the capacity to pay dividends to the Company. Various statutes and regulations limit the availability of dividends from the Bank. It is possible, depending upon the Bank's financial condition and other factors, the Bank's regulators could assert that payment of dividends by the Bank to the Company is an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Company, we may not be able to pay dividends to our shareholders.

ITEM 1B UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

The Bank has 17 full-service bank financial centers, three drive-through only branches, one loan production office and 30 ATMs spread over nine Tennessee counties. A list of available banking locations and hours is maintained on the Bank's website (www.firstcitizens-bank.com) under the "Locate Us" section.  The Bank owns and occupies the following properties:

•         The Bank's main branch and executive offices are located in a six-story building at One First Citizens Place (formerly 200 West Court), Dyersburg, Tennessee.  This property also includes the Banking Annex, which has an address of 215-219 Masonic Street.  The Banking Annex houses the
   Bank's operations, information technology, call center, bank security and mail departments;

•         The Bank's downtown drive-through branch is located at 113 South Church Street, Dyersburg, Dyer County, Tennessee and is a remote motor bank with six drive-thru lanes and a drive-up ATM lane;

•         The Green Village Financial Center, located at 620 U.S. 51 Bypass adjacent to the Green Village Shopping Center in Dyersburg, Tennessee, is a full service banking facility;

•         The Newbern Financial Center, a full service facility, is located on North Monroe Street, Newbern, Dyer County, Tennessee;

•         The Industrial Park Financial Center located at 2211 St. John Avenue, Dyersburg, Tennessee is a full service banking facility;

•         The Ripley Financial Center is a full service facility located at 316 Cleveland Street in Ripley, Lauderdale County, Tennessee;

•         The Troy Financial Center is a full service banking facility located on Harper Street just west of Highway 51 in Troy, Obion County, Tennessee;

•         The Union City Financial Center operates one full service facility, one motor branch and three ATMs in Obion County.  The main office is located at 100 Washington Avenue in Union City, Tennessee and the motor branch is located across from the main office at First and Harrison Streets.

•         The Martin Financial Center is a full service facility located at 200 University Avenue, Martin, Weakley County, Tennessee;

•         The Munford Financial Center is a full service facility located at 1426 Munford Avenue in Munford, Tipton County, Tennessee.  In addition, a drive-through facility is located at 1483 Munford Avenue, also in Munford;

•         The Atoka Financial Center is a full service facility located at 123 Atoka-Munford Avenue, Atoka, Tipton County, Tennessee;

•         The Millington Financial Center is a full service branch facility located at 8170 Highway 51 N. Millington, Shelby County, Tennessee;

•         The Bartlett Financial Center is a full service facility located at 7580 Highway 70, Bartlett, Shelby County, Tennessee;

•         The Arlington Financial Center is a full service facility located at 5845 Airline Road, Arlington, Shelby County, Tennessee;

•         The Oakland Financial Center is a full service facility located at 7285 Highway 64, Oakland, Fayette County, Tennessee;

•         The Collierville Financial Center is a full service facility located at 3668 South Houston Levee in Collierville, Shelby County, Tennessee;

•         The Franklin Financial Center is a full service facility located at 1304 Murfreesboro Road in Franklin, Williamson County, Tennessee;

•         A lot located on Christmasville Cove in Jackson, Madison County, Tennessee that was purchased in 2007 and on which the Company expects to construct a full service branch location in the next two to five years; and

•         A lot located on Union University Drive in Jackson, Tennessee that was purchased in February 2008 and on which the Company expects to construct a full service branch in the next two to five years.

The Bank owns all properties and there are no liens or encumbrances against any properties owned by the Bank.  All properties described above are adequate and appropriate facilities to provide banking services as noted and are adequate to handle growth expected in the foreseeable future.  As growth continues or needs change, individual property enhancements or additional properties will be evaluated as necessary.

ITEM 3. LEGAL PROCEEDINGS.

Various legal claims arise from time to time through the normal course of business of the Company and its subsidiaries.  There was no material pending or threatened litigation against the Company or its subsidiaries as of December 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the year ending December 31, 2009, there were no annual or special meetings of the Company's shareholders. No matters were submitted to a vote of the shareholders nor were proxies solicited by management or any other person.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders and Market Information

As of February 26, 2010, there were 1,069 shareholders of the Company's common stock. The Company's common stock is not listed or traded on any established public trading market. The table below shows the quarterly range of high and low sale prices for the Company's common stock during the fiscal years 2009 and 2008. These sale prices represent known transactions reported to the Company and do not necessarily represent all trading transactions for the periods.

Year		High	Low
2009	First Quarter	$31.00	$28.00
	Second Quarter	28.00	26.00
	Third Quarter	26.00	26.00
	Fourth Quarter	32.00	29.80

2008	First Quarter	$34.00	$34.00
	Second Quarter	34.00	34.00
	Third Quarter	34.00	31.00
	Fourth Quarter	31.00	31.00

Dividends

The Company paid aggregate dividends per share of the Company's common stock of $1.04 in 2009 and $1.16 in 2008.  The following quarterly dividends per share of common stock were paid for 2009 and 2008:

Quarter	2009	2008
First Quarter	$0.29	$0.29
Second Quarter	0.15	0.29
Third Quarter	0.15	0.29
Fourth Quarter	0.45	0.29
Total	$1.04	$1.16

Future dividends will depend on the Company's earnings, financial condition, regulatory capital levels and other factors, which the board of directors considers relevant.  See Note 16 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on 10-K for more information on restrictions and limitations on the Company's ability to pay dividends.

Issuer Purchases of Equity Securities

The Company had no publicly announced plans or programs for purchase of stock during 2009. The Company purchased 1,000 shares of its common stock at a weighted average cost of $26.00 per share for the year ended December 31, 2009. There were no shares of Company common stock repurchased in open-market transactions not pursuant to publicly announced plans or programs during the quarter ended December 31, 2009.

Unregistered Sale of Securities

The Company sold 1,519 shares of its common stock in 2009 at a weighted average price of $27.69 per share for an aggregate price of $42,054.  Sales of these shares occurred in 2009 as follows (in dollars, except number of shares):

	No. of	Aggregate
Date	Shares	Price
February 3, 2009	500	$15,500
May 18, 2009	2	52
May 27, 2009	2	52
June 10, 2009	2	52
June 18, 2009	1,000	26,000
June 24, 2009	1	26
July 28, 2009	2	52
December 21, 2009	10	320
	1,519	$42,054

The Company also sold 150 shares of its common stock in 2008 at a weighted average price of $34.74 per share for an aggregate price of $5,211 and sold 413 shares of its common stock in 2007 at a weighted average price of $36.10 per share for an aggregate price of $14,909.  The Company used proceeds from such sales to acquire additional shares of Company common stock and to pay general expenses of the Company. All shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected financial data of the Company for the 12 months ended December 31, for the years indicated (dollars in thousands, except per share data):

	2009	2008	2007	2006	2005
Net interest and fee income	$33,199	$29,833	$27,429	$26,785	$25,740
Gross interest income	49,011	52,467	54,279	50,927	43,432
Income from continuing operations	8,327	7,529	9,160	9,157	8,665
Net income per common share	2.30	2.08	2.53	2.52	2.38
Cash dividends declared per common share	1.04	1.16	1.16	1.16	1.12
Total assets at year-end	956,555	927,502	876,156	831,420	815,749
Long-term obligations (1)	42,216	73,843	63,165	59,538	78,128
Allowances for loan losses as a % of total loans	1.50%	1.22%	1.08%	1.13%	1.25%
Allowances for loan losses as a % of
non-performing loans	96.87%	168.09%	336.24%	471.96%	349.36%
Loans 90 days past due as a % of total loans	1.54%	0.73%	0.32%	0.24%	0.36%

________________

(1) Long-term obligations consist of Federal Home Loan Bank ("FHLB") advances that mature after December 31, 2010 and trust-preferred securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

For the year ended December 31, 2009, the Company's stable core earnings streams resulted in a return on equity in excess of 10%.  Dividends were reduced slightly, however, from $1.16 per share in 2008 to $1.04 in 2009.  Improving net interest margins, gains on sale of available-for-sale securities and management's commitment to improved efficiencies and cost control served to more than offset challenges presented by the current economic recession, resulting in increased net income for 2009 compared to 2008.  Such challenges consisted primarily of stressed real estate conditions and job losses in local markets, increased provision for loans losses and other-than-temporary impairment on a small volume of available-for-sale securities.

The year ended December 31, 2009 resulted in increased earnings of $8.3 million compared to $7.5 million in 2008 and $9.2 million in 2007.  The major drivers of increased earnings were improvement in net interest margins and gain on sale of available-for-sale securities.  Provision for loan losses was $7.1 million in 2009 compared to $2.9 million in 2008 and approximately $834,000 in 2007.  Gain on sale of available for sale securities totaled $1.2 million and net credit losses of other-than-temporary impairment realized in earnings totaled approximately $651,000 compared to realized impairment loss on shares of Fannie Mae and Freddie Mac preferred stock of $1.8 million in 2008.  Earnings per share were $2.30 for the year ended December 31, 2009, compared to $2.08 for the year ended December 31, 2008 and $2.53 for the year ended December 31, 2007.

During 2009, capital growth of 9.5% outpaced asset growth of 3.1%.  Capital growth greater than asset growth was attributable to $4.6 million increase in retained earnings and $2.7 million improvement in accumulated other comprehensive income.  Increase in retained earnings of $4.6 million was a result of increased earnings and lower dividends in 2009 compared to 2008.  Increased accumulated other comprehensive income is a result of unrealized appreciation of the available-for-sale securities portfolio compared to prior year.  Improved earnings combined with 9.5% capital growth yielded return on average equity of 10.19% for 2009 compared to 10.07% for 2008 and 12.79% 2007.  Return on assets ("ROA") was 0.89%, 0.83%, and 1.08% for 2009, 2008 and 2007, respectively.  Return on equity ("ROE") of 10.19% and ROA of 0.89% for 2009 exceeded the same measures for the Southeast Public Bank Peer Report, as produced by Mercer Capital's Financial Institutions Group (the "Peer Report"), which reported an average ROE of negative 9.95% and average ROA of negative 0.73% for 2009.

In 2009, the Company's dividend payout ratio was 45% which was on the lower end of the Company's historical range of 45% to 55% over the past five years.  Dividend yield was 3.35%, which was comparable to historical dividend yields in excess of 3%.  The Peer Report reported peer dividend payout ratio in excess of 71% and dividend yield of 1.76% for 2009.

Maintaining and improving net interest margins continue to be a top priority for many financial institutions, including the Bank.  The Company's net interest margin had been stable from 2005 to 2008 in the range of 3.75% to 4.00% and increased to 4.20% in 2009 during the prolonged historically low rate environment.  Net interest margin of 4.20% for 2009 was a 36 basis point improvement compared to 3.84% for 2008.  Interest rate risk position for the Company is liability sensitive, which also contributed to the improvement of net interest margins in 2009.  For more information, see Item 7A of this Annual Report on Form 10-K.

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratio for the years 2009, 2008 and 2007 was 59.78%, 66.14%, and 66.02%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio is 7.20% as of year end 2009 compared to 6.92% in 2008 and 7.16% in 2007.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows:

	2009	2008	2007
Efficiency ratio:
Net interest income(1)	$34,891	$31,033	$28,456
Non-interest income(2)	12,462	11,395	12,817
Total revenue	47,353	42,428	41,273

Non-interest expense	28,309	28,064	27,247
Efficiency ratio	59.78%	66.14%	66.02%

Tangible common equity ratio:
Total equity capital	$84,312	$77,008	$75,031
Less:
Accumulated other comprehensive income	4,256	1,526	944
Goodwill	11,825	11,825	11,825
Other intangible assets	204	289	373
Tangible common equity	$68,027	$63,368	$61,889

Total assets	$956,555	$927,502	$876,156
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	204	289	373
Tangible assets	$944,526	$915,388	$863,958

Tangible common equity ratio	7.20%	6.92%	7.16%

___________________

(1)           Net interest income includes interest and rates on securities that are non-taxable for federal income tax purposes that are presented on a taxable equivalent basis based on federal statutory rate of 34%.

(2)           Non-interest income is presented net of any credit impairment recognized against earnings for the years presented.

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

The development, selection and disclosure of critical accounting policies are discussed and approved by the Audit Committee of the Board of Directors.  Because of the potential impact on the financial condition or results of operations and the required subjective or complex judgments involved, management believes its critical accounting policies consist of the allowance for loan losses, fair value of financial instruments and goodwill.

Allowance For Loan Losses

                The allowance for losses on loans represents management's best estimate of inherent losses in the existing loan portfolio.  Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  Management believes the allowance for loan loss estimate is a critical accounting estimate because:  changes can materially affect provision for loan loss expense on the income statement, changes in the borrower's cash flows can impact the reserve, and management makes estimates at the balance sheet date and also into the future in reference to the reserve.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.  In addition, federal regulatory agencies as a part of their examination process periodically review the Bank's loans and allowances for loan losses and may require the Bank to recognize adjustments based on their judgment about information available to them at the time of their examination.  See Note 1 of the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Fair Value of Financial Instruments

GAAP requires that certain assets and liabilities be carried on the balance sheet at fair value.  Further, the fair value of financial instruments must be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counter parties.

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

Goodwill

                The Company's policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that could potentially impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value as part of the goodwill test are critical because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies. For more information, see Notes 1 and 8 in the Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $8.3 million for the year ended December 31, 2009 compared to $7.5 million in 2008 and $9.2 million in 2007.  The increase from 2009 to 2008 was a result of increases in net interest income and other non-interest income, which served to more than offset increases in provision for loan losses, other-than-temporary impairment credit losses on available-for-sale securities, increased premiums for FDIC insurance and increased expenses related to other real estate. Earnings per share were $2.30 for 2009 compared to $2.08 for 2008 and $2.53 for 2007. Return on average assets was 0.89%, 0.83%, and 1.08%, for the years ending December 31, 2009, 2008 and 2007, respectively.  Return on average equity was 10.19%, 10.07%, and 12.79% for 2009, 2008 and 2007, respectively.

Asset growth was modest at 3.1% in 2009 compared to 5.9% in 2008.  Asset growth of $29 million was driven primarily by growth in available-for-sale investment securities of $39 million as a result of management's strategy to realize appreciation in the investment portfolio.  Federal funds sold decreased $12 million, loans decreased $9 million and other real estate increased $5 million in 2009 compared to 2008.  Deposit growth of 2.34% or $17.2 million in 2009 compared to 2008 consisted of increased savings deposits of $62 million offset by decreased demand deposits of $8 million and decreased time deposits of $36 million.

Prevailing economic factors including, but not limited to, stressed real estate markets, job losses and the market interest rate environment put pressure on asset quality across the industry during 2009.  The Bank has been challenged by deteriorating asset quality over the past three years primarily because of the downturn in real estate markets in and around Shelby County in Tennessee.  Economic conditions have resulted in non-performing loans and other real estate levels above historical ranges experienced in recent years prior to 2008.  While economic trends were unfavorable in 2008 and 2009, such conditions were considered manageable by the Company's management and core earnings streams were generally able to absorb required increased provision for loan losses as well as increased expense and losses related to other real estate owned.  Non-performing loans and other real estate as a percent of total loans plus other real estate at December 31, 2009 were 3.28% compared to 1.63% at December 31, 2008 and 0.71% at December 31, 2007, while the Bank's peer group's average was 4.23% as reported in the Uniform Bank Performance Report at December 31, 2009 for all insured commercial banks having assets between $300 million and $1 billion.  Net charge-offs in 2009 were $5.6 million compared to $1.9 million and approximately $717,000 in 2008 and 2007, respectively. The allowance for loan losses as a percent of non-performing loans was 96.8%, 167.2%, and 336% for 2009, 2008 and 2007, respectively.  The negative trends in these key asset quality metrics over the last three years were consistent with impact of distressed real estate markets and other negative economic conditions in the Bank's local markets as well as the industry as a whole.  Other real estate owned ("OREO") totaled $10.5 million, $5.4 million, and $2.3 million as of December 31, 2009, 2008 and 2007, respectively.

Provision for loan losses increased in 2009 compared to 2008 in response to upward trends in non-performing assets. The allowance for loan losses as a percent of total loans was 1.50% at year-end 2009 compared to 1.22% at year-end 2008 and 1.08% at year-end 2007.  Additions made to the reserve account, as a percent of gross charge-offs, for 2009 were 118.6% compared to 125.7% and 76.1% for 2008 and 2007, respectively.  The allowance for loan losses was evaluated in accordance with GAAP and was weighted toward actual historical losses and included factor adjustments for changes in environmental conditions.  The methodology used to evaluate the adequacy of the allowance was consistent with prior years.  Application of such methodology in the prevailing environment resulted in a higher allowance for loan losses as a percent of total loans when compared to prior years.  Based on the then current analysis of the portfolio, the increased allowance for loan losses as a percent of total loans to 1.50% as of year end 2009 was considered adequate to properly account for changes in the economies of local markets, changes in collateral values, variables in underwriting methods, increased levels of charged-off loans and increased non-performing loans.  The Company's analysis in 2009 increased the general allocation to unimpaired loans from 0.95% of loans in 2008 to 1.12% of loans in 2009 while specific allocations on impaired loans increased from 1.90% of total impaired loans with specific allocations in 2008 to 2.04% in 2009.

Consistent with prior years, the Company continues to show asset quality indicators in terms of 30-89 days past due, nonperforming loans and charge-offs below peer levels.  Comparison of key asset quality indicators for the Company and peer were as follows for the last five years:

	2009		2008		2007		2006		2005
	COMPANY	PEER*	COMPANY	PEER	COMPANY	PEER	COMPANY	PEER	COMPANY	PEER
Allowance as % of total loans	1.50%	1.82%	1.22%	1.43%	1.08%	1.21%	1.13%	1.21%	1.24%	1.23%
Non-performing loans to total loans	1.54%	3.14%	0.74%	2.07%	0.32%	1.03%	0.24%	0.55%	0.33%	0.49%
Loans 30-89 days past due to total loans	0.93%	1.44%	1.15%	1.43%	0.74%	1.11%	0.62%	0.79%	0.91%	0.64%
Net charge-offs to average total loans	0.93%	1.06%	0.31%	0.51%	0.13%	0.18%	0.23%	0.11%	0.07%	0.13%

___________________

*              Peer data is derived from the Uniform Bank Performance Report as of December 31 of the year indicated  for all insured commercial banks having assets between $300 million and $1 billion.

The Company's allowance as a percent of loans was less than peer as the Company's non-performing loans (loans 90 days or more past due accruing interest and non-accrual loans) were also below peer as of year-end 2009.  In addition, the Company's loan portfolio demonstrated greater diversification than peer in regards to concentration levels of commercial real estate loans (construction and development loans and non-owner occupied commercial loans).  For more information regarding loans and allowance for loan losses, see the section below entitled "Financial Condition -- Loan Portfolio Analysis" and Note 1 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Net yield on average earning assets improved to 4.20% for 2009 compared to 3.84% for 2008 and 3.78% for 2007.  Net interest margin improvement was attributed to the Company's ability to re-price at lower rates interest bearing liabilities, primarily time deposits, in a greater volume than decreases in yields on interest earning assets.  The Bank remained in a liability sensitive position as of year end 2009 and could face margin compression when the rate environment begins rising.  For more information about the Company's interest rate sensitivity, see Item 7A of this Annual Report on Form 10-K.

Total non-interest income for 2009 decreased approximately $83,000 compared to 2008.  The net decrease was mostly offset by increased gains on sale of securities of $1.2 million in 2009 compared to approximately $436,000 in 2008.  Other-than-temporary credit impairment losses on available-for-sale securities for 2009 totaled approximately $651,000 and related to two different series of pooled trust preferred securities.  The 2008 impairment charge of a $1.81 million was primarily a result of impairment of Fannie Mae and Freddie Mac perpetual preferred stock caused when the Federal Housing Finance Agency placed both Fannie Mae and Freddie Mac under conservatorship in the third quarter of 2008.

Non-interest income from mortgage banking, fiduciary activities and bank-owned life insurance were flat in 2009.  Despite the challenges of the national real estate market, the markets served by the Bank continued to deliver consistent mortgage activity and stable, non-interest income.  Gross income and fees recorded from mortgage activity totaled $1.1 million in 2009 and 2008 and $1.2 million in 2007.  Income from fiduciary activities totaled approximately $800,000 in 2009 and 2008 and $1 million in 2007.  Bank-owned life insurance earnings totaled approximately $830,000 per year in 2009 and 2008 and approximately $700,000 in 2007.  Fee income from deposit accounts, which included interchange fees on debit and ATM transactions, was $6.9 million in 2009, $7.2 million in 2008 and $6.9 million in 2007.  Decreased service charges on deposits were primarily a result of decreased income from overdraft fees.  Recent legislation that becomes effective in 2010 will likely result in dilution of overdraft fee income in 2010 and going forward.  Brokerage fees decreased approximately $156,000 in 2009 because of continued volatility in stock and bond markets and weak consumer confidence during 2009.

The Company's effective tax rate was 20% in 2009 compared to 27% in 2008 and 25% in 2007.  The effective tax rate was impacted by fluctuations in certain factors including, but not limited to, the level of tax-free investments within the Bank's investment portfolio, tax-exempt earnings and expenses on Bank-owned life insurance policies, certain tax benefits that result from dividends and payouts under the Company's Employee Stock Ownership Plan ("ESOP"), temporary differences resulting from use of accelerated deprecation for tax purposes and other factors incidental to the financial services business.  Fluctuations in the deduction related to the ESOP dividends and payouts, tax-exempt interest earned in the investment portfolio and increased earnings and expenses on Bank-owned life insurance were the largest contributors to the various effective rates for the past three years.

Interest-earning assets in 2009 averaged $831 million at an average rate of 6.1% compared to $808 million at an average rate of 6.7% in 2008 and $753 million at an average rate of 7.3% in 2007.  Interest bearing liabilities at year-end 2009 averaged $754 million at a cost of 2.1% compared to $737 million at a cost of 3.1% at year-end 2008 and $679 million at a cost of 4.0% at year-end 2007.  The following table presents the year-to-date daily average balance sheet and net interest income analysis for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	YEAR-TO-DATE AVERAGES AND RATES
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest Earning Assets:
Loans (1)(2)(3)	$589,528	$ 38,402	6.51%	$606,015	$42,356	6.99%	$560,229	$44,700	7.98%
Investment securities:
Taxable	148,140	7,260	4.90%	141,724	7,643	5.39%	137,571	7,087	5.15%
Tax-exempt (4)	75,752	4,977	6.57%	54,204	3,529	6.51%	46,481	3,020	6.50%
Interest earning
Deposits	914	16	1.75%	867	42	4.84%	773	47	6.08%
Federal funds sold	16,392	48	0.29%	4,721	97	2.05%	7,968	452	5.67%
Total interest earning assets	830,726	50,703	6.10%	807,531	53,667	6.65%	753,022	55,306	7.34%

Non-interest earning assets
Cash and due from banks	14,989			16,357			16,586
Premises & equipment	31,143			34,771			28,743
Other assets	56,178			51,325			49,705
Total assets	$933,036			$909,984			$848,056
	======			======			======
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest bearing liabilities
Savings deposits	$ 265,055	$ 3,007	1.31%	$217,754	$2,846	1.31%	$201,506	$3,794	1.88%
Time deposits	374,469	8,722	2.33%	390,233	14,671	3.76%	372,109	17,822	4.79%
Federal funds purchased and
other interest bearing
liabilities	114,624	4,083	3.56%	129,194	5,117	3.96%	105,218	5,234	4.97%
Total interest bearing liabilities	754,148	15,812	2.10%	737,181	22,634	3.07%	678,833	26,850	3.96%

(Table continued on next page.)

	YEAR-TO-DATE AVERAGES AND RATES
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Non-interest bearing liabilities
Demand deposits	$89,819			$90,999			$93,413
Other liabilities	7,367			7,061			4,189
Total liabilities	851,334			835,241			834,783
Total shareholders' equity	81,702			74,743			71,621

Total liabilities and
shareholders' equity	$933,036			$909,984			$906,404

Net Interest Income		$34,891			$31,033			$31,033
Net Yield on Average
Earning Assets			4.20%			3.84%			3.84%

(1)           Loan totals are loans held for investments and net of unearned income and loan loss reserves.

(2)           Fee income on loans held for investment is included in interest income and computations of the yield.  Loans held for sale and related mortgage banking income, however, are reported in other assets and other income and, therefore, are excluded.

(3)           Includes loans on non-accrual status.

(4)           Interest and rates on securities that are non-taxable for federal income tax purposes are presented on a taxable equivalent basis.

Volume Rate Analysis

The following table provides an analysis of the impact of changes in balances and rates on interest income and interest expense changes from 2009 to 2008 and 2008 to 2007 (in thousands):

	2009 Compared to 2008 Due to Changes in:			2008 Compared to 2007 Due to Changes in:
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest earned on:

Loans	$(1,073)	$(2,881)	$(3,954)	$3,200	$(5,544)	$(2,344)
Taxable securities	314	(697)	(383)	224	332	556
Tax exempt securities	1,416	32	1448	503	6	509
Interest bearing
deposits with other banks	1	(27)	(26)	5	(10)	(5)
Federal funds sold and
securities purchased
under agreements to sell	34	(83)	(49)	(67)	(288)	(355)
Total interest earning assets	$692	$(3,656)	$(2,964)	$3,865	$(5,504)	$(1,639)

Interest expense on:
Savings deposits	535	(374)	161	213	(1,161)	(948)
Time deposits	(367)	(5,582)	(5,949)	681	(3,832)	(3,151)
Federal funds purchased
and securities sold under
agreements to repurchase	(519)	(515)	(1,034)	949	(1,066)	(117)
Total interest bearing liabilities	(351)	(6,471)	(6,822)	1,843	(6,059)	(4,216)

Net interest earnings	$1,043	$2,815	$3,858	$2,022	$555	$2,577

Non-Interest Income

The following table compares non-interest income for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

		Increase			Increase
	Total	(Decrease)		Total	(Decrease)		Total
	2009	Amount	%	2008	Amount	%	2007

Mortgage banking income	$1,111	$(28)	-2.46%	$1,139	$(39)	-3.31%	$1,178
Income from fiduciary activities	806	(10)	-1.23	816	(191)	-18.97	1,007
Service charges on deposit accounts	6,941	(331)	-4.55	7,272	310	4.45	6,962
Brokerage fees	1,317	(156)	-10.59	1,473	(92)	-5.88	1,565
Earnings on bank owned life insurance	832	(1)	-0.12	833	138	19.86	695
Gain (loss) on sale of foreclosed property	(470)	(186)	65.49	(284)	(187)	192.78	(97)
Gain on sale of available-for-sale securities	1,196	760	174.31	436	465	-	(29)
Other non-interest income	1,380	(131)	-8.67	1,511	(25)	-1.63	1,536

Total non-interest income	$13,113	$(83)	-0.63%	$13,196	$379	2.96%	$12,817

Total non-interest income decreased less than one percent in 2009 compared to 2008.  Several categories of non-interest income were flat or decreased slightly for 2009 compared to 2008.  Although residential real estate values declined and the ability for borrowers to purchase or refinance became more difficult in 2009, the Bank's mortgage activity remained stable because of the historically low interest rate environment. Mortgage banking income decreased modestly at 2.5% or approximately $28,000 for 2009 compared to 2008.  Income from fiduciary activities was flat in 2009 compared to 2008.  Service charges on deposits decreased approximately 4.6% as a result of lower income from overdraft fees.  Brokerage fees decreased approximately $156,000 or 10.6% for 2009 compared to 2008 as consumer confidence and willingness to invest in brokerage products was weaker in 2009.  Gain (loss) on sale of foreclosed property includes write down of other real estate owned (OREO) subsequent to foreclosure and trended upward over the past two years due to increased volume of other real estate.  For more information regarding OREO, see the section below entitled "- Financial Condition - Other Real Estate Owned" and Note 9  in the Company's Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K.  Earnings on bank-owned life insurance ("BOLI") assets were flat in 2009 compared to 2008 as there was little change in the rate environment in 2009.  Gain on sale of available-for-sale securities increased as a result of strategies to realize appreciation in the investment portfolio.  See additional information regarding sale of securities in Note 3 of the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  In 2009, total non-interest income (excluding impairment losses on available-for-sale securities) contributed 21.7% of total revenue compared to 20.4% and 19.2% for 2008 and 2007, respectively.

Income from First Citizens/White and Associates Insurance Company, LLC was included in other non-interest income and decreased approximately $38,000 or 5% in 2009 compared to 2008.  This decrease was a result of lower income from various insurance products including personal lines, title insurance and other products.  The Company's portion of other non-interest income generated by First Citizens/White and Associates Insurance Company, LLC for the years ending 2009, 2008 and 2007 totaled approximately $735,000, $773,000 and $634,000, respectively.

Non-Interest Expense

The following table compares non-interest expense for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

		Increase			Increase
	Total	(Decrease)		Total	(Decrease)		Total
	2009	Amount	%	2008	Amount	%	2007

Salaries and Employee Benefits	$15,285	$(1,547)	-9.19%	$16,832	$1,145	7.30%	$15,687
Net Occupancy Expense	1,804	59	3.38	1,745	60	3.56	1,685
Depreciation	1,852	(16)	-0.86	1,868	(227)	-10.84	2,095
Data Processing Expense	1,192	208	21.14	984	141	16.73	843
Legal and Professional Fees	305	(48)	-13.60	353	26	7.95	327
Stationary and Office Supplies	254	(5)	-1.93	259	(27)	-9.44	286
Amortization of Intangibles	85	-	0.00	85	-	0.00	85
Advertising and Promotions	622	(89)	-12.52	711	(54)	-7.06	765
Premiums for FDIC insurance	1,671	1,576	1658.95	95	17	21.79	78
Expenses related to other real estate owned	642	207	47.59	435	200	85.11	235
Other Expenses	4,597	(100)	-2.13	4,697	(464)	-8.99	5,161

Total non-interest expense	$28,309	$245	0.87%	$28,064	$817	3.00%	$27,247

Total non-interest expense increased less than one percent in 2009 compared to 2008 as a result of strategic efforts to offset increased costs associated with FDIC insurance premiums and OREO.  Non-interest expense was dominated by salaries and benefits expense, which comprised 53% of the total in 2009 compared to 58% in 2008 and 57% in 2007.  Strategic efforts to reduce costs and improve efficiencies in 2009 resulted in reduction of $1.5 million in salary and benefit expense.  The $1.5 million reduction was a result of reduction in full-time equivalent employees, reduced employer contribution to retirement plans, and reduced expense related to incentive plans.  The majority of the Company's employees receive performance-based incentives based on factors designed to achieve strategic goals and are balanced for risk and reward.  Such factors are aligned with strategic objectives and include achievement of a certain ROE level, accomplishing annual budget goals, and attainment of business development goals, asset quality goals, and other metrics applicable to the individual's job responsibilities.  Incentive pay totaled 8.3% of salaries and benefits expenses in 2009 compared to 9.3% in 2008 and 10.4% in 2007.

Of the $1.1 million increase in salaries and employee benefits expense for 2008 compared to 2007, approximately $268,000 was as a result of adoption of EITF 06-04 effective January 1, 2008 for accounting for post-retirement death benefits pursuant to endorsement split dollar life insurance plans.  In addition, approximately $371,000 of the $1.1 million increase was attributable to accrual of the imputed income tax reimbursement plan, a non-qualified defined benefit plan associated with certain executives.  For more information regarding these plans, see Note 10 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  Significant expense associated with salaries and benefits is consistent with the Company's strategic plan to hire and retain high quality employees to provide outstanding customer service and strive for exceptional shareholder returns.

The following table compares assets per employee for the Company compared to its peers, based on information obtained from Uniform Bank Performance Reports for all insured commercial banks having assets between $300 million and $1 billion for the years ended December 31 (in thousands):

	Company	Peer

2009	$3,680	$4,600
2008	3,465	4,310
2007	3,210	4,060
2006	3,121	3,940
2005	2,967	3,860

Comparison of assets per employee for the Company and its peers revealed that the Company improved in each of the last five years but continued to be more heavily staffed than its counterparts.  The trend of assets per employee less than peer was because of growth through the addition of new branches in prior years and employees necessary to support the Company's non-interest income streams including brokerage and trust divisions.  New branches typically have an inefficient assets-per-employee ratio and dilute the total assets per employee ratio as compared to peers.  The Company's ratio improved during 2009 as assets grew modestly while average full-time equivalent employees decreased.  In an effort to provide a high level of customer service and strategic efforts to continue growth of non-interest income streams, the Company expects the trend of lower assets per employees compared to peer to continue in future periods.

Net occupancy expense increased modestly at $59,000 or 3.4% in 2009 compared to 2008 as a result of strategic efforts to control expenditures in 2009.  Depreciation trended lower in 2008 and 2009 compared to 2007 as a result of controlling purchases and expenses related primarily to computer equipment and software.  Certain shorter-lived assets, primarily computer equipment and software, were fully depreciated by early 2008 and were not immediately replaced with new purchases.  Data processing expense increased $208,000 in 2009 compared to 2008 because of increased expenses associated with outsourcing certain portions of the information technology functions of the Bank.  While outsourcing of functions such as item processing resulted in increased data processing expense, this initiative also decreased other categories of other non-interest expense such as postage, stationary and supplies and salaries and employee benefits expenses.  The Company continues to strive for efficiencies in the areas of expansion, data integrity/security and customer service.  However, strategies adopted by the Board to provide superior customer service will continue to exert pressure on occupancy, depreciation and other non-interest expenses going forward.

Expense related to FDIC insurance premiums increased $1.5 million in 2009 as the result of an increase in assessment rates and depletion of a one-time assessment credit that served to reduce premiums due in 2007 and 2008.  Expense for 2009 also includes approximately $425,000 for a special assessment as of June 30, 2009 (paid September 30, 2009) against all banks by the FDIC to help offset increased costs incurred by the fund caused by an increased number of failed banks.  In December 2009, the FDIC required the Bank to pre-pay projected assessments for 2010 through 2012 totaling $4.2 million.  The $4.2 million prepaid assessment is reflected in Other Assets in the Company's Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K and will be expensed over the next three years.

Other non-interest expense decreased 2.1% and 9.0% in 2009 and 2008, respectively.  Decreases in other non-interest expense in each of the last two years is a result of strategic efforts to reduce controllable non-interest expenses in order to offset increases in certain other non-interest expense categories such as other real estate expenses and FDIC insurance premium expense.  For example, advertising costs decreased approximately $89,000 in 2009 as a result of stricter cost allocations for advertising in the current economic environment.  Expenses incurred related to OREO increased approximately $212,000 in 2009 as compared to 2008.  For more information regarding OREO, see the section below entitled "Financial Condition - Other Real Estate Owned" and Note 9  in the Company's Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K.

No impairment of goodwill was recognized in any of the periods presented in this report.  Goodwill was 1.24% and 1.27% of total assets and 14.03% and 15.36% of total capital as of December 31, 2009 and 2008, respectively.

Financial Condition

                 Changes in the statement of financial condition for the years ended December 31, 2009 and 2008 reflected the Company's strategic efforts to focus on modest quality asset growth and capital preservation during the economic recession.  Asset growth at December 31, 2009 compared to December 31, 2008 was primarily driven by growth in available-for-sale investment securities.  The impact of the recession was evident in negative loan growth, increased allowance for loan losses and increased other real estate owned at December 31, 2009 compared to December 31, 2008.  Deposit growth overall at December 31, 2009 compared to December 31, 2008 was modest at 2.3% with increased savings deposits offset by reduced reliance on brokered deposits and lower overall demand deposits.

As evidenced in the cash flow statements, the Company slowed deployment of capital for purchases of premises and equipment to approximately $621,000 in 2009 compared to $3.3 million, and $4.2 million in 2008 and 2007, respectively.  Premises and equipment purchases in 2009 consisted primarily of renovations to the Bank's Atoka branch and upgrade and replacement of computer hardware and software.

Investment Securities Analysis

The following table presents the composition of total investment securities at December 31 for the last five years (in thousands):

	December 31,
	2009	2008	2007	2006	2005
U. S. Treasury & government agencies	$158,458	$148,269	$134,460	$127,602	$112,803
State & political subdivisions	89,211	59,588	51,037	44,338	41,776
All others	2,122	2,643	4,910	5,436	6,589
Total investment securities	$249,791	$210,500	$190,407	$177,376	$161,168

                In 2009, total portfolio growth of $39.3 million consisted of $10.2 million increase in agency mortgage-backed securities and collateralized mortgage obligations and $29.6 million increase in municipal securities.  Growth in the overall portfolio of $39.3 million was primarily driven by purchase of new securities but also included a $4.3 million increase in net unrealized gain (pre-tax).  Of the $4.3 million increase in unrealized gain, $3.4 million of the increase relates to tax-exempt municipal securities.  The allocation to tax-exempt municipal securities as a percent of the total portfolio increased from 28% as of 2008 to 36% as of 2009.  Allocation to tax-exempt municipal securities increased in 2009 as this sector was considered to have exceptional value based on ongoing dislocations in the public finance market and because of opportunities presented by the spending of municipalities as a result of government stimulus programs.  The increase in tax-exempt municipal bonds also serves as protection from further downward movement in interest rates that is balanced out by a more defensive posture in our taxable sector of the portfolio.

Maturity and Yield on Securities

Contractual maturities are primarily over 10 years.  However, the expected remaining lives of such bonds are expected to be much shorter due to anticipated payments from U. S. Treasury and government agency securities.  These securities comprise 63% of the portfolio and are primarily amortizing payments that provide stable monthly cash inflows of principal and interest payments.  The following table presents contractual maturities and yields by category for debt securities as of December 31, 2009 (dollars in thousands):

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within One		Year Within		Years Within		After Ten
	Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. Treasury and
government agencies(1)	$-	0.00%	$5,394	4.16%	$17,641	3.92%	$135,423	4.63%	$158,458
State and political
subdivisions(2)	776	4.29%	11,367	6.95%	19,943	7.12%	57,125	6.67%	89,211
All other	-	-	-	-	-	-	2,088	5.49%	2,088
Total debt securities	$776		$16,761		$37,584		$194,636		$249,757
Equity securities							$34	1.18%	$34
Total									$249,791

________________

(1)           The above table includes agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) based on contractual maturities (primarily in the After Ten Years category).  However, the remaining lives of such securities are expected to be much shorter due to anticipated payments.

(2)            Yields are presented on a tax-equivalent basis using a federal statutory rate of 34%.

Held-To-Maturity and Available-For-Sale Securities

The Company held no securities in the held-to-maturity category as of December 31, 2009. The following table presents amortized cost and fair value of available-for-sale securities as of December 31, 2009 (in thousands):

	Amortized	Fair
	Cost	Value
U. S. government agencies and corporation obligations	$153,924	$158,458
Tax exempt securities issued by states and political
subdivisions:
Tax-exempt securities	85,574	89,211
U. S. securities:
Other debt securities	3,259	2,088
Equity securities	30	34
Total	$242,787	$249,791

In addition to amounts presented above, the Bank also had $5.7 million in FHLB and Federal Reserve Bank ("FRB") stock at December 31, 2009 recorded at cost.  Equity securities listed above consisted primarily of shares of Fannie Mae and Freddie Mac perpetual preferred stock.

Available-for-sale investments increased $39.4 million or 18.7% at December 31, 2009 compared to December 31, 2008 as a result of interest cash flows reinvested into new securities, additional incremental funds allocated to the portfolio and unrealized appreciation in fair market value of available-for-sale securities.  Objectives of the Bank's investment portfolio management are to provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change and optimize investment performance.  Investments also serve as collateral for government, public funds and large deposit accounts that exceed FDIC-insured limits.  Pledged investments at year-end 2009 had a fair market value of $148 million.  Total investment securities at December 31, 2009, 2008 and 2007 were $250 million, $210 million and $190 million, respectively.  The average expected life of the investment securities portfolio was 5.0 years, 3.7 years and 4.2 years for 2009, 2008 and 2007, respectively.  Portfolio yields (on a tax equivalent basis) were 5.2% as of year-end 2009 compared to 5.5% as of year-end 2008 and 2007.

The Company classifies investments, based on intent, into trading, available-for-sale and held-to-maturity categories in accordance with GAAP.  The Company held no securities in the trading category for any of the last five years and does not expect to hold any such securities in 2010.  The Company's investment strategy is to classify most of the securities portfolio as available-for-sale, which are carried on the balance sheet at fair market value.  Classification of available-for-sale investments allows flexibility to actively manage the portfolio under various market conditions.

U.S. Treasury securities and government agencies and corporations obligations consisted primarily of mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") and accounted for 63% and 70% of the investment portfolio at December 31, 2009 and 2008, respectively.  Credit quality of the Company's MBS and CMO portfolio was considered strong and reflected a net unrealized gain of $4.5 million as of December 31, 2009.  Credit quality factors on the bonds and related underlying mortgages are evaluated at the time of purchase and on a periodic basis thereafter.  These factors typically include, but are not limited to, average loan-to-value ratios, average FICO credit score, payment seasoning (how many months of payment history), geographic dispersion, average maturity and average duration.  Management believes that this level of amortizing securities provides steady cash flows, as evidenced by the Statement of Cash Flows.  Principal cash flows for 2010 are projected to be $40 million.

Approximately 36% of the portfolio was invested in municipal securities at December 31, 2009.  Municipal securities totaled $89 million and were geographically diversified.  Approximately 80%, or $71 million, of municipal securities were general obligation municipal bonds and the remaining 20% were revenue bonds.  Overall credit quality of the municipal portfolio was considered strong and reflected a net unrealized gain of $3.6 million as of year-end 2009.

Approximately 1% of the portfolio at December 31, 2009 consisted of one corporate bond and three collateralized debt obligation securities that are backed by trust-preferred securities ("TRUP CDOs") issued by banks, thrifts and insurance companies.  These four debt securities reflected a net unrealized loss of $1.2 million as of year-end 2009.  The market for TRUP CDOs became inactive in 2008 and as a result, quoted market values trended significantly below amortized cost beginning in 2008.  These securities are evaluated for other-than-temporary impairment on a quarterly basis.  Charges for credit loss portion of other-than-temporary impairment totaling approximately $651,000 were recognized against earnings for the year ended December 31, 2009.  For more information, see Note 3 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The Company had one interest rate swap classified as a cash flow hedge at December 31, 2009.  For more information, see Note 3 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table indicates by category gross unrealized gains and losses within the available-for-sale portfolio as of December 31, 2009 (in thousands):

	Unrealized
	Gains	Losses	Net
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$4,774	$(240)	$4,534
Obligations of states and political subdivisions	3,735	(98)	3,637
All other	4	(1,171)	(1,167)
Total	$8,513	$(1,509)	$7,004

Unrealized gains and losses noted above were included in Accumulated Other Comprehensive Income, net of tax.

Loan Portfolio Analysis

The following table compares the portfolio mix of loans held for investment as of December 31 for each of the last five years (in thousands):

	2009	2008	2007	2006	2005
Real estate loans:
Construction	$66,414	$97,340	$106,695	$86,206	$74,817
Mortgage	407,058	375,714	353,655	340,839	352,749
Commercial, financial and
agricultural loans	71,301	80,317	80,509	80,033	78,086
Installment loans to individuals	34,071	36,220	37,106	36,735	37,761
Other loans	8,554	7,167	6,674	5,021	3,804
Total loans	$587,398	$596,758	$584,639	$548,834	$550,260

For purposes of this discussion, loans do not include loans that are sold in the secondary mortgage market.  The Company classifies loans to be sold in the secondary mortgage market separately in its consolidated financial statements. Secondary market mortgages totaled $2.7 million, $2.6 million, and $2.2 million for 2009, 2008 and 2007, respectively.  For more information, see Notes 4, 5 and 6 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  Interest and fees earned on secondary mortgage loans were included in mortgage banking income as reported in other non-interest income in the Company's Consolidated Financial Statements.

Changes In Loan Categories

Total loans at December 31, 2009 were $587 million compared to $597 million at December 31, 2008 and $585 million at December 31, 2007.  Loans decreased 1.6% in 2009 compared to loan growth of 2.1% and 6.5% in 2008 and 2007, respectively.  The following table details the breakdown of that growth by category for 2009 (dollars in thousands):

	Increase	Percent
	(Decrease)	Change
Real estate loans:
Construction	$(30,926)	-28.99%
Mortgage	31,344	8.86%
Commercial, financial and agricultural	(9,016)	-11.20%
Installment loans to individuals	(2,149)	-5.79%
Other loans	1,387	20.78%
Total loans	$(9,360)	-1.60%

At December 31, 2009, the loan portfolio was heavily weighted in real estate loans, which accounted for $473 million or 81% of total portfolio.  Commercial and residential construction loans accounted for $66 million of the $473 million invested in real estate loans.  Although the portfolio was heavily weighted in real estate, the Bank does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction) were the largest category comprising 36% of total loans.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.   The following table presents real estate loans as a percent of total risk based capital for each of the last five years:

	2009	2008	2007	2006	2005
As a percent of total risk based capital*:
Construction and development	77.40%	120.68%	135.33%	115.24%	105.50%
Residential (1-4 family)	206.82%	203.75%	193.71%	203.93%	238.48%
Other real estate loans	270.74%	265.31%	257.64%	255.93%	262.77%
Total real estate loans	554.96%	589.74%	586.68%	575.10%	606.75%

________________

*              Total risk based capital is a non-GAAP measure used by regulatory authorities and reported on quarterly regulatory filings.  Total risk based capital for the Bank was $85.8 million, $80.7 million, $78.8 million, $74.8 million and $70.9 million for years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

Negative loan growth in 2009 occurred primarily in construction, commercial, and installment loans.  Growth in real estate mortgage loans was partially a result of loans formerly classified as construction being reclassified into the mortgage category as the loans progress through their normal life cycle.  Overall loan growth was weak in 2009 because of distressed real estate markets, job losses and other factors resulting from the economic recession.  The Bank strategically reduced its concentration of one-to-four family residential construction and non-owner occupied commercial real estate loans from 2007 to 2009 as focus shifted to lower-risk owner-occupied commercial real estate.  As a result, the ratio of one-to-four family residential construction loans as a percent of total risk based capital trended downward from 2007 to 2009 and was 33.21% as of December 31, 2009 compared to 55.88% as of December 31, 2008 and 76.02% at December 31, 2007.  The ratio of non-owner occupied commercial real estate loans as a percent of total risk based capital also trended downward to 188.55% as of December 31, 2009 compared to 232.68% as of December 31, 2008 and 243.53% as of December 31, 2007.  The ratio of owner occupied commercial real estate loans as a percent of total risk based capital trended upward in 2009 to 107.05% as of December 31, 2009 compared to 101.80% as of December 31, 2008 and 102.99% as of December 31, 2007.

Portfolio quality continued to faces challenges in 2009 but remains satisfactory relative to prevailing market conditions.  The ratio of net charge offs to average net loans outstanding was 0.95%, 0.31% and 0.13% for 2009, 2008 and 2007, respectively.  The aggregate of non-performing loans and other real estate owned as a percent of total loans plus other real estate owned at 2009 year-end increased to 3.28% compared to 1.63% and 0.71% at year-end 2008 and 2007, respectively, primarily as a result of increased volume of other real estate.  Negative trends in levels of problem credits, other real estate owned and charged off loans were expected given negative economic trends across the industry from 2007 to 2009.  However, strong credit risk management provides a means for timely identification and assessment of problem credits in order to minimize losses.

The following data details the internally classified loans by category as of December 31, 2009 (dollars in thousands):

	Total	Internally	Problem Loans %
Product Type	Outstanding	Classified	of Category
Residential real estate	$193,346	$10,863	5.62%
Home equity lines	27,211	330	1.21%
Commercial real estate	191,354	2,950	1.54%
Commercial other	45,944	1,512	3.29%
Commercial-SBA guaranteed	1,766	-	-
Agriculture real estate	38,128	348	0.91%
Agriculture-other	20,334	394	1.94%
Agriculture FSA guaranteed	8,878	41	0.46%
USDA guaranteed	3,335	481	14.42%
Consumer installment	33,252	440	1.32%
Personal	1,355	107	7.90%
Other loans	22,495	-	-
	$587,398	$17,466	2.97%

Internally classified loans are those loans that have certain characteristics or circumstances that warrant additional credit quality monitoring and may require specific reserve allocations as determined in accordance with generally accepted accounting standards related to impaired loans.  The above table reflects that the majority of exposure continues to reside in the residential real estate category.  This trend is consistent with similar trends in net charge-offs, non-performing loans and other real estate properties experienced during 2009.

Policy Guidelines

Management sets guidelines approved by the Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes Board-approved guidelines for collateralization, loans in excess of loan to value ("LTV") limits, maximum loan amount and maximum maturity and amortization period for each loan type.  Policy guidelines for loan to value ratios and maturities related to various collateral  at December 31, 2009 were as follows:

Collateral	Maximum Amortization	Maximum LTV
Real estate	Various (see discussion below)	Various (see discussion below)
Equipment*	5 Years	75%
Inventory	5 Years	50%
Accounts receivable	5 Years	75%
Livestock	5 Years	80%
Crops	1 Year	50%
Securities**	10 Years	75%(Listed), 50% (Unlisted)

___________________________

*              New farm equipment can be amortized over seven years.

**           When proceeds are used to purchase or carry stocks not listed on a national exchange, maximum LTV shall be 50%.

The Company's policy manages risk in the real estate portfolio by adherence to supervisory limits in regards to LTV percentages, as designated by the following categories:

Loan Category	LTV Limit
Raw land	65%
Land development or farmland	75%
Construction:
Commercial, multi-family* and other non-residential	80%
1-4 family residential	80%
Owner-occupied improved property	80%
Non-owner occupied improved property	75%
Owner-occupied 1-4 family and home equity	85%
Home equity lines	90%
Non-owner occupied 1-4 family residential	75%

____________________

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
  The aggregate total of all loans so approved, including the extension of credit then under consideration, shall not exceed 65% of the Bank's total capital; and
  The aggregate portion of these loans in excess of the LTV limits that are classified as commercial, agricultural, multi-family or non-one-to-four family residential property shall not exceed 30% of the Bank's total capital.

The Bank's loan policy requires every loan to have a documented repayment arrangement.  While reasonable flexibility is necessary to meet credit needs of customers, in general, real estate loans are to be repaid within the following time frames:

Loan Category	Amortized Period
Raw Land	10 years
Construction	1.5 years
Commercial, Multi-family, and Other Non-residential	20-25 years
1-4 Family Residential	25-30 years
Home Equity	10 years

Average Loan Yields

The average yield on loans of the Bank trended downward as loans repriced during the historically low interest rate environment over the past three years.  Average yield on loans for the years indicated were as follows:

2009 - 6.51%
2008 - 6.99%
2007 - 7.98%
2006 - 7.65%
2005 - 6.86%
2004 - 6.30%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $84 million at year-end 2009.  For more information regarding commitments and standby letters of credit, see Note 18 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Loan Maturities

Contractual maturities of loans as of December 31, 2009 were as follows (in thousands):

		Due After
	Due in One	One Year but	Due After
	Year or Less	Within Five Years	Five Years
		(in thousands)
Real Estate	$109,144	$289,235	$75,093
Commercial, Financial
and Agricultural	$43,757	$34,826	$1,272
All Other Loans	$8,982	$23,144	$1,945
TOTALS	$161,883	$347,205	$78,310
Loans with Maturities After One Year for which:
(In Thousands)
Interest Rates are Fixed or Predetermined	$344,657
Interest Rates are Floating or Adjustable	$80,858

The degree of interest rate risk to which a bank is subjected can be controlled through a well-defined funds management program.  The Company controls interest rate risk by matching interest sensitive assets and liabilities.  Overall, the Company remains in a fairly neutral position in terms of interest rate risk as evidenced by flat net interest margins during a three-year period in which federal funds rates have ranged from 0.25% to 5.25%.  At year-end 2009, the Company was liability-sensitive, which means that liabilities re-price at a faster rate than assets.  Therefore, in a rising rate environment (with a normal yield curve) net interest income would decline, while a declining rate environment would result in increased interest rate margins and net interest income.  The majority of the Bank's loan portfolio will re-price or matures in less than five years.  Approximately $188 million or 32% of total loans will either re-price or mature over the next 12 months, while $167 million or 28% of total loans will mature or re-price after one year but less than three years.  Approximately $170 million or 29% of total loans will mature or re-price after three years but in less than five years.  The remaining 10% or $60 million re-prices or matures in greater than five years.

Loan Loss Experience and Reserve for Loan Losses

The following table summarizes activity posted to the loan loss reserve account for the past five years (in thousands):

	2009	2008	2007	2006	2005
Average net loans outstanding	$589,528	$606,014	$606,015	$554,219	$536,315
Balance of reserve for loan losses
at beginning of period	7,300	6,328	6,211	6,830	6,239
Loans charged off	(5,951)	(2,274)	(1,096)	(1,538)	(632)
Recovery of loans previously charged off	375	388	379	236	164
Net loans charged off	(5,576)	(1,886)	(717)	(1,302)	(468)
Additions to reserve charged to expense	7,060	2,858	834	683	1,059
Balance at end of period	$8,784	$7,300	$6,328	$6,211	$6,830

Ratio of net charged off loans to average
net loans outstanding	0.95%	0.31%	0.12%	0.23%	0.09%

Changes to the reserve account for 2009 consisted of (i) loans charged off of $6.0 million, (ii) recovery of loans previously charged off of approximately $375,000, and (iii) additions to reserves totaling $7.1 million.  Charge-offs for 2009 occurred in all markets served but were concentrated to one region.  More than 70% of charge-offs related to loans made in Shelby County and the surrounding counties.  Increased provision for loan losses in 2009 was attributable to the need to provide additional reserves given the negative trends in charge-offs and non-performing loans in 2009.

The following table identifies charge-offs and recoveries by category for the years presented (in thousands):

	2009	2008	2007	2006	2005
Charge-offs:
Domestic:
Commercial, financial & agricultural	$(874)	$(638)	$(227)	$(447)	$(139)
Real estate-construction	(1,824)	(569)	(107)	-	(242)
Real estate-mortgage	(2,812)	(655)	(406)	(685)	(62)
Installment loans to individuals & credit cards	(441)	(412)	(356)	(406)	(189)
Total charge-offs	$(5,951)	$(2,274)	$(1,096)	$(1,538)	$(632)

Recoveries:
Domestic:
Commercial, financial & agricultural	$68	$141	$124	$76	$62
Real estate-construction	130	23	22	-	10
Real estate-mortgage	64	82	148	51	4
Installment loans to individuals & credit cards	113	142	85	109	88
Total recoveries	375	388	379	236	164
Net loans charged off	$(5,576)	$(1,886)	$(717)	$(1,302)	$(468)

An analysis of the allocation of the allowance for loan losses is made each fiscal quarter at the end of the second month (i.e., February, May, August, and November) and reported to the Bank Board at its meeting immediately preceding quarter-end.  The allowance for loan losses is estimated using methods consistent with GAAP as well as regulatory guidance on the allowance.

The evaluation of the adequacy of the allowance includes identification of impaired loans and allocation of specific reserves if considered necessary on a case-by-case basis for significant loans.  A loan is impaired when it is probable that a creditor will be unable to collect all amounts of principal and interest due according to the original contractual terms of the loan. Impairment occurs when (i) the present value of expected future cash flows discounted at the loans effective interest rate impede full collection of the contract and (ii) fair value of the collateral, if the loan is collateral dependent, indicates unexpected collection of full contract value.  Specific reserve allocations are made for loans found to be collateral or interest cash flow deficient.  In addition, an allowance is determined for pools of loans including all other criticized assets as well as small homogeneous loans managed by delinquency. Impairment decisions are reported to the Bank Board of Directors and in external reports as required by regulations.  Income recognition from impaired loans is determined in accordance with GAAP, as well as financial institution regulatory guidance.

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss.

Credit risk management process also includes an annual review of a minimum of 70% of the gross portfolio less installment loans.  The loan review function is independent of the lending process itself and results of loan review are reported to the Bank's Board of Directors.  In addition, any single note or series of notes directly or indirectly related to one borrower that equals 25% of the Bank's legal lending limit are included in the review.  Results of loan review as well as current portfolio mix by rating are incorporated into the quarterly evaluation of the allowance for loan losses.

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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, restructured loans and loans and leases 90 days past due and still accruing interest, other real estate and non-accrual debt securities.  The following table summarizes non-performing assets at December 31 of the past five years (in thousands):

	2009	2008	2007	2006	2005

Non-accrual loans:
Commercial, financial & agricultural	$639	$425	$133	$19	$134
Real estate-construction	1,171	662	354	-	-
Real estate-mortgage	1,927	2,496	1,123	291	1,234
Installment loans to individuals	64	90	68	61	9
Total non-accrual loans	$3,801	$3,673	$1,678	$371	$1,377

Loans 90 days past due accruing interest:
Commercial, financial & agricultural	$106	$-	$25	$-	$16
Real estate-construction	1,472	-	53	-	-
Real estate-mortgage	3,660	722	126	944	410
Installment loans to individuals	34	25	-	2	3
Total loans 90 days past due accruing interest	5,272	747	204	946	429
Total non-current loans	$9,073	$4,420	$1,882	$1,317	$1,806
Total non-current loans as % of total loans	1.54%	0.74%	0.32%	0.24%	0.33%

Troubled debt restructuring
Commercial, financial and agricultural	$11	$14	$-	$-	$-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	1,117	1,138	1,568	-	-
Installment loans to individuals	122	92	53	-	-
Total troubled debt restructuring	$1,250	$1,244	$1,621	$-	$-
Total troubled debt restructuring as a % of total loans	0.21%	0.21%	0.28%	0.00%	0.00%

Other real estate & other repossessed property	$10,527	$5,446	$2,302	$1,815	$129
Non-accrual debt securities	520	-	-	-	-
Total non-performing assets	$21,370	$11,110	$5,805	$3,132	$1,935
Total non-performing assets as % of total assets	2.23%	1.20%	0.70%	0.40%	0.20%

                Non-performing assets increased $13 million from 2008 to 2009 primarily as a result of increased other real estate consisting primarily of residential real estate lots and properties located in Shelby County and surrounding counties.  Other real estate owned trended higher over the last two years during the economic recession.  For more information about OREO, see the section below entitled "- Other Real Estate Owned."  Also, loans 90 days past due accruing interest increased $4.5 million from 2008 to 2009 because of a small volume of higher balance loans that were 90 to 120 days past due as of December 31, 2009.  These loans were considered well secured and in process of collection and were subject to evaluation for impairment in accordance with policy.

Categorization of a loan as non-performing is not in itself a reliable indicator of probable loan losses.  The Bank's policy is to not accrue interest or discount on (i) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (ii) any asset for which payment in full of interest or principal is not expected or (iii) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection. For purposes of applying the 90 days past due test for non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term.  A debt is well secured if it is secured by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.  Loans that represent probable losses are adequately reserved for in the allowance for loan losses.  As part of this process, the Bank's policy requires a current appraisal at the point that a loan over $250,000 becomes internally classified.

Interest income on loans is recorded on an accrual basis.  The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses.  The gross interest income that would have been recorded for the 12 months ending December 31, 2009 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period was approximately $216,000 compared to approximately $178,000, $103,000, $25,000 and $33,000 for the same periods in 2008, 2007, 2006 and 2005, respectively.  Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be restructured loans.  The Company had restructured loans totaling $2.8 million, of which $1.4 million was on non-accrual status as of December 31, 2009.  The Company had restructured loans totaling $1.15 million, of which approximately $635,000 was on non-accrual status as of December 31, 2008.

Certain loans contained on the Bank's Internally Classified Problem Loan List may not be included in the non-accrual, past due or restructured loan totals. Management is confident that, although certain of these loans may pose credit issues, any probable loss has been provided for by specific allocations to the loan loss reserve account.  Loan officers are required to develop a "plan of action" for each problem loan within their portfolio. Adherence to each established plan is monitored by the Bank's loan administration and re-evaluated at regular intervals for effectiveness.

Other Real Estate Owned

The book value of OREO was $10.5 million as of December 31, 2009 compared to $5.4 million as of December 31, 2008 and $2.3 million at December 31, 2007.  As of December 31, 2009, there were approximately 90 properties in OREO consisting primarily of newly constructed single-family homes and residential lots.  Approximately 90% of the $10.5 million in OREO was located in Shelby County and surrounding counties.  While management continues efforts to liquidate OREO, Shelby and surrounding counties have been under stress with declining home sales and declining market values.  According to MarketGraphics Research Group, Inc. and the Memphis Area Association of Realtors for the 12 months ended November 30, 2009 (most recent data available), new home inventory was down 39% and new home permits were down 54%.  Also, new home sales volumes were down 44% and new home average price was down 5.2% for the 12 months ended November 30, 2009.  All home sales volumes were down 16% and average price of all home sales was down 7% for the same period.

                Activity in OREO for the most recent three years is as follows:

	2009	2008	2007
Beginning balance	$5,424	$2,302	$1,815
Acquisitions	9,983	5,440	1,951
Capitalized costs	424	29	11
Dispositions	(4,834)	(2,063)	(1,378)
Valuation adjustments through earnings	(470)	(284)	(97)
Ending balance	$10,527	$5,424	$2,302

Capitalized costs consist of costs to complete construction of homes partially complete at the time of foreclosure and were made in order to improve marketability of these properties.  Valuation adjustments through earnings reflected above includes write down of properties subsequent to foreclosure and net losses on sale of OREO.

OREO is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of foreclosure is charged to the allowance for loan losses.  All other real estate parcels are appraised at least annually and carrying values  adjusted to reflect the decline, if any, in its realizable value.  Such adjustments made subsequent to foreclosure are charged against earnings.  Losses on sale and write down of OREO values subsequent to foreclosure totaled approximately $470,000, $284,000 and $97,000 for years ended December 31, 2009, 2008 and 2007.  In 2009, losses on sale or write-down of properties equated to approximately 10% of the property values.  The average 10% decline in value from the time of foreclosure to time of sale or at which time an updated appraisal is warranted because of the length of time the property has been OREO indicates that the valuation process at the time of foreclosure is fairly accurate.

Other non-interest expenses for property taxes, maintenance and other costs related to OREO totaled approximately $647,000, $435,000 and $235,000 in the years ended December 31, 2009, 2008 and 2007, respectively.  The negative trend in other non-interest expense related to OREO was attributable to the larger volume of OREO over the past three years.

Composition of Deposits

The average amount of deposits and rates paid on such deposits are summarized in the following table for the three years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing demand deposits	$89,819	0.00%	$90,999	0.00%	$93,413	0.00%
Savings deposits	$265,055	1.13%	$217,754	1.31%	$201,506	1.88%
Time deposits	$374,469	2.33%	$390,233	3.76%	$372,109	4.79%
Total deposits	$729,343	1.61%	$698,986	2.51%	$667,028	3.24%

The decrease in average cost of deposits at December 31, 2009 compared to December 31, 2008 was a result of a declining rate environment offset by competitive factors on time and savings deposits.  The prevailing market and competitive environment continued to yield fierce competition in pricing of interest-bearing deposit products.  The Bank does not compete solely on price, as strategies are focused more on customer relationships that attract and retain core deposit customers rather than time deposits.

Total deposits grew $17.2 million or 2.3% during the year ended December 31, 2009.  Growth of $61.9 million or 26.5% in savings deposits was offset by decline of $8.3 million or 7.6% in demand deposit balances and decline of $36.4 million or 9.3% in time deposits.  During 2009, demand deposit balances fluctuated in the range of $85 million to $110 million consistent with historical trends.  Savings deposit growth was primarily attributable to growth in the Bank's competitively priced interest bearing transaction accounts, including the Wall Street, e-Solutions and First Rate accounts.

Time deposits increased in excess of $12 million in 2008.  In June 2008, the Bank began participating in Certificate of Deposit Account Registry Service ("CDARS").  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit ("CDs") (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank's ability to attract and retain large-denomination depositors without having to place funds in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank's customers, purchase time deposits (referred to as "One-Way Buy" deposits) or to sell excess deposits (referred to as "One-Way Sell" deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and "One-Way Buy" deposits in the CDARS program totaling $25 million at year end 2009 and $45 million at year end 2008.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes.  Brokered deposits including CDARS accounted for $36 million or less than five percent of total deposits as of December 31, 2009 compared to $76 million or 10% of total deposits as of December 31, 2008 and $34 million or 4% of total deposits as of December 31, 2007.  Strategically slow asset growth allowed the Company to reduce its reliance on brokered deposits in 2009. Customer demand for CDARS decreased in 2009 compared to 2008.

Time deposits over $100,000 plus brokered time deposits comprised 55.1% of total time deposits as of year-end 2009 compared to 40.5% of total time deposits as of year-end 2008 and 52.2% as of year-end 2007.  Over 90% of time deposits including brokered time deposits will mature or re-price over the next 12 months as the current competitive market and rate environment continues to exhibit stronger demand for shorter terms at historically low rates.

Maturity Distribution of Time Deposits in Amounts of $100,000 and Over

                Deposits over $100,000 increased $30.5 million or 19.2% from December 31, 2008 to December 31, 2009.  This was a result of the increase in FDIC insurance limits from $100,000 to $250,000 that began in October 2008.  Also, public fund time deposits increased $18 million from $68 million at year-end 2008 to $86 million at year-end 2009.

The following table sets forth the maturity distribution of CDs and other time deposits of $100,000 or more outstanding on December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Amount	Percent	Amount	Percent
Maturing in:
Three months or less	$92,883	48.98%	$51,394	32.30%
Over three months less than six months	32,625	17.21%	56,899	35.76%
Over six months less than 12 months	53,392	28.16%	38,378	24.12%
Over 12 months	10,719	5.65%	12,443	7.82%
Total	$189,619	100.00%	$159,114	100.00%

Other Borrowings

In addition to deposits, the Company uses a combination of short-term and long-term borrowings to supplement its funding needs.  Short-term borrowings consist of a treasury, tax and loan demand note, federal funds purchased and short-term advances from the FHLB.  The short-term borrowings table below provides the maximum amount of borrowings at any month end during the years presented.  Short-term borrowings are used to manage fluctuations in liquidity based on seasonality of agricultural production loans and other factors.  Short-term borrowings were used on a very limited basis during 2009 because of the Company's strategic efforts to maintain a strong liquidity position coupled with slower loan demand in 2009.  The maximum amount of borrowings in any given month decreased in 2009 compared to 2008 and 2007 because of slower loan growth and strategic efforts to improve and strengthen the Company's liquidity position since mid-2008 through year-end 2009.  Loan growth accelerated in the first half of 2008 at an annualized rate in excess of 10% and then slowed to a modest rate of 2.1% for 2008 and then decreased less than 2% during 2009.  For more information about short-term borrowings, see Note 12 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table presents short-term borrowing balances at year end, maximum borrowings at month end during the year and average cost for the years presented (dollars in thousands):

	2009	2008	2007
Amount outstanding at end of year	$748	$1,000	$11,100
Weighted average interest rate at end of year	0.00%	0.00%	4.35%
Maximum outstanding at any month end	$1,000	$48,500	$22,400
Average outstanding during year	$1,029	$20,679	$8,804
Weighted average interest rate during year	0.00%	2.70%	5.30%

Other borrowings at the holding company level carried a variable rate and consisted of a trust-preferred debt in 2009.  Prior year totals also included a line of credit with First Tennessee Bank, which was paid in full in December 2008.

The Bank's other borrowings consists of advances from the FHLB.  Average volume of FHLB advance for 2009 was $65.1 million at an average rate of 4.84% compared to $61.1 million at an average rate of 5.03% in 2008 and $48.8 million at an average rate of 5.58% in 2007.  The average remaining maturity for FHLB long-term borrowings was approximately two years at December 31, 2009.  FHLB borrowings are comprised of fixed rate positions ranging from 1.89% to 6.55%.  Most of the FHLB borrowings have quarterly call features and maturities ranging from 2010 to 2017.  Approximately 50% or $33.1 million will mature on or before December 31, 2010.  Advances totaling $40.5 million at December 31, 2009 had call features that offer the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR, when called.  As of December 31, 2009, advances totaling $16 million require repayment if the call feature were exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months and, therefore, were not included in current liabilities.  For more information about liquidity, see the section below entitled "-  Liquidity."

The following table presents average volumes, rates, maturities and re-pricing frequencies for other borrowings for the year ended December 31, 2009 (dollars in thousands):

	Average	Average	Average	Repricing
	Volume	Rate	Maturity	Frequency
FHLB Borrowings	$65,072	4.84%	2	Fixed
Trust Preferred Debt	10,310	2.79%	27	Variable

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2009, contractual obligations were due as follows (in thousands):

	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Unfunded Loan Commitments	$79,776	$79,776	$-	$-	$-
Standby Letters of Credit	4,534	4,534	-	-	-
Other Borrowings*	75,282	33,065	13,235	2,270	26,712
Capital Lease Obligations	-	-	-	-	-
Operating Leases	317	161	156	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities	-	-	-	-	-
Total	$159,909	$117,536	$13,391	$2,270	$26,712

 ________________________

*              Other borrowings presented as principal only, excluding interest.

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

Capital Resources

The following table presents return on equity and assets for the years presented:

	2009	2008	2007	2006	2005
Percentage of net income to:
Average total assets	0.89%	0.83%	1.08%	1.10%	1.10%
Average shareholders equity	10.19%	10.07%	12.79%	13.88%	13.71%
Percentage of dividends declared
to net income	45.27%	55.85%	45.93%	47.04%	47.03%
Percentage of average equity
to average assets	8.76%	8.21%	8.45%	7.93%	8.01%

Total capital (excluding reserve for loan losses) as a percentage of total assets is presented in the following table for years indicated:

2009	2008	2007	2006	2005
8.81%	8.30%	8.56%	8.36%	7.80%

Total capital increased 9.5% to $84.3 million at year-end 2009 compared to $77.0 million at year-end 2008 and $75.0 million at year-end 2007.  Growth in capital during 2009 was from undistributed net income from the Bank of $4.6 million and $2.7 million from increased accumulated other comprehensive income attributable to improved fair market values of available-for-sale investments securities.

The Company has historically maintained capital in excess of minimum levels established by regulation.  The risk-based capital ratio of 13.55% at December 31, 2009 was significantly in excess of the 8% mandated by regulation.  This ratio has been maintained at a level in excess of 12% over the past three years.  Total capital as a percentage of total assets was 8.81%, 8.30%, and 8.56%, at December 31, 2009, 2008, and 2007, respectively.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets in accordance with financial institution regulatory guidelines.  The minimum risk-based capital ratio is 8.00%.  At least one-half of this ratio or 4.00% must consist of core capital (Tier 1), and the remaining 4.00% may be in the form of core (Tier 1) or supplemental capital (Tier 2).  Tier 1 capital or core capital consists of common shareholders' equity, qualified perpetual preferred stock and minority interests in consolidated subsidiaries.  Tier 2 capital or supplementary capital may consist of the allowance for loan and lease losses, perpetual preferred stock, term-subordinated debt and other debt and stock instruments.

Dividends payments totaled $1.04 in 2009 compared to $1.16 per share per year in each of the prior three years.  The Company's strategy continues to be to pay dividends at a level that provides dividend payout ratio and dividend yield in excess of average for peers as reported in the Peer Report.  The dividend payout ratio was 45.27% in 2009, 55.85% in 2008 and 45.93% in 2007.  The projected payout ratio for 2010 is in the range of 45% to 55%.  Dividend payout in the Peer Report for 2009 was 71.18%.  The Company's dividend yield in 2009 was 3.35% compared to 3.41% in 2008 and 3.31% in 2007.  The dividend yield in the Peer Report was 1.76% for 2009.

As of year-end 2009, there were approximately $10 million of retained earnings available for the payment of future dividends from the Bank to the Company.  Banking regulations require certain capital levels to be maintained and may limit dividends paid by the Bank to the Company or by the Company to its shareholders.  Historically, these restrictions have posed no practical limit on the ability of the Bank or the Company to pay dividends.

Over the past 15 years, the Company has repurchased approximately 92,575 shares of its common stock and the treasury stock has weighted average cost basis of $26.37 per share.  During 2009, the Company repurchased 1,000 shares at a weighted average cost of $26.00 per share.  During 2009, the Company sold 1,519 shares of its common stock at a weighted average price of $27.69 per share.  The Company also sold 150 shares of its common stock in 2008 at a weighted average price of $34.74 per share.  There are currently no publicly announced plans or programs to repurchase shares in place.

Liquidity

The Company manages liquidity in a manner to ensure the availability of ample funding to satisfy loan demand, fund investment opportunities and fund large deposit withdrawals.  Primary funding sources for the Company include customer core deposits, FHLB borrowings, as well as correspondent bank and other borrowings.  The Company's liquidity position is further strengthened by ready access to a diversified base of wholesale borrowings, which includes lines of credit with the FHLB, federal funds purchased, securities sold under agreements to repurchase, brokered CDs and others.

The turmoil and events in financial markets and across the banking industry serve as a reminder that adequate liquidity is critical to the Company's success and survival, especially during times of turbulent market conditions.  Therefore, management has reviewed, tested and updated strategic action plans related to liquidity, including crisis and contingency liquidity plans to defend against any material downturn in the liquidity position.

Deposits accounted for 86% of funding for each of the last two years.  Borrowed funds from the FHLB amounted to 7.5% ($65 million) of total funding at year-end 2009 compared to 7.5% ($63 million) of total funding at year-end 2008.  The Bank had additional borrowing capacity of approximately $37 million with FHLB at year-end 2009.  The Bank  also has federal fund lines of credit with seven correspondent banks with lines totaling $90.5 million as of year-end 2009.  In each of the years ended December 31, 2009 and 2008, the Bank held $23 million in short-term CDs with the State of Tennessee.  Brokered time deposits were $36 million and $76 million as of year-end 2009 and 2008, respectively.  Decreased loan demand in 2009 allowed the Bank to reduce its reliance on wholesale funding sources such as brokered deposits as well as other higher priced time deposits.  Brokered deposits include reciprocal and one-way buy deposits in the CDARS program.  For more information about CDARS, see the section above entitled "Financial Condition - Composition of Deposits."

When evaluating liquidity, comparison is made between funding needs and the current level of liquidity, plus liquidity that would likely be available from other sources. This comparison provides a means for determining whether funds management practices are adequate. Management should be able to manage unplanned changes in funding sources, as well as react to changes in market conditions that could hinder the Bank's ability to quickly liquidate assets with minimal loss.  Funds management practices are designed and implemented to ensure that the Company does not maintain liquidity by paying above market prices for funds or by relying unduly on wholesale or credit-sensitive funding sources.  The OCC has established benchmarks to be used as guidelines in managing liquidity. The following areas are considered liquidity red flags:

           Significant increases in reliance on wholesale funding;

           Significant increases in large CDs, brokered deposits or deposits with interest rates higher than the market;.

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

Liquidity is high priority for the Company's Funds Management Committee, which continues to seek alternative funding sources conducive to net interest margin strategies.  The following table reflects the liquidity position of the Bank as of December 31, 2009, 2008 and 2007 in comparison to the OCC Liquidity Benchmarks:

OCC Liquidity Benchmark	December 31, 2009	December 31, 2008	December 31, 2007
Short Term Liabilities/ Total Assets > 20%	20.13%	16.63%	21.93%
On Hand Liquidity to Total Liabilities < 8%	5.93%	10.77%	6.72%
Loan to Deposits < 80%	76.94%	80.21%	84.05%
Wholesale Funds/Total Sources > 15%	13.22%	15.28%	16.39%
Non Core Funding Dependence > 20%	30.82%	30.96%	36.30%

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

Recently Issued Accounting Standards

Accounting Standards Codification

             In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Topic 105, "Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles." The ASC is the single source of authoritative nongovernmental GAAP.  The ASC does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the ASC is considered nonauthoritative.  The ASC is effective for interim or annual reporting periods ending after September 15, 2009.  GAAP references in the Company's financial statements have been updated to reflect this change.

Fair Value Measurements and Disclosures

In August 2009, the FASB issued ASC Topic 820, "Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value" ("ASC 820").  ASC 820 provides amendments for fair value measurements of liabilities.  Accounting guidance under ASC 820 affirms that fair value when the market for an asset is not active is the price that would be received in a sale of the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset. Guidance to ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASC 820 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASC 820 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The Company is currently evaluating the impact of ASC 820 on its financial condition, results of operations and disclosures.

In April 2009, the FASB issued guidance (formerly FASB Staff Position ("FSP") 107-1 and APB 28-1), "Interim Disclosures about Fair Value of Financial Instruments."  This guidance requires a public entity to provide disclosures about fair value of financial instruments in interim financial information and is effective for interim and annual financial periods ending after June 15, 2009.  Adoption of this guidance did not have a material impact on the Company's financial condition or results of operations.  See Note 9 of the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

In April 2009, the FASB issued guidance (formerly FSP FAS 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  This guidance affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  This guidance is effective for interim and annual periods ending after June 15, 2009.  Adoption of this guidance did not have a material impact on the Company's financial condition or results of operations.

Variable Interest Entities

In June 2009, the FASB issued new guidance to improve financial reporting by enterprises involved with variable interest entities and to address (i) the effects of certain provisions of previous guidance issued as FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entities concept in FASB Statement No. 166, "Accounting for Transfers of Financial Assets," and (ii) constituent concerns about the application of certain key provisions in the former guidance, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity.  Determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity's financial statements. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Management has not completed its evaluation of this issue; however, the Company does not expect this guidance to have a material impact on its financial condition or results of operations.

Transfer of Financial Assets

                In June 2009, the FASB issued guidance regarding SFAS No. 166, "Accounting for Transfers of Financial Assets."  SFAS No. 166 amends ASC Topic 860, "Transfers and Servicing," to enhance reporting transfers of financial assets, including securitizations, and disclosure where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a "qualifying special-purpose entity" and changes requirements for derecognizing financial assets. SFAS No. 166 also requires additional disclosures about all continuing involvement with transferred financial assets, including information about gains and losses resulting from transfers during the period. SFAS No. 166 has also modified the criteria that must be met in order for a transfer of a portion of a financial asset, such as a loan participation, to qualify for sale accounting.  This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009 for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Management has not completed its evaluation of this issue; however, the Company does not expect this guidance to have a material impact on its financial condition or results of operations.

Subsequent Events

In June 2009, the FASB issued ASC Topic 855, "Subsequent Events" ("ASC 855").  ASC 855 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, ASC 855 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with ASC 855, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  There was no material impact to the Company's financial condition or results of operations upon adoption of ASC 855.

Other Than Temporary Impairment

In April 2009, the FASB issued guidance (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), "Recognition and Presentation of Other-Than-Temporary-Impairment."  This guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the new guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  This guidance is effective for interim and annual periods ending after June 15, 2009.  These provisions did not have a material impact on the Company's financial condition or results of operations.

Financial Instruments

Accounting guidance under FASB ASC Topic 825, "Financial Instruments," requires an entity to provide disclosures about the fair value of financial instruments in interim financial statements and amends prior guidance to require those disclosures in summarized financial statements at interim reporting periods.  This guidance did not have a material impact on the Company's financial condition or results of operations.

Consolidation

 Accounting guidance under FASB ASC Topic 810, "Consolidation," amended prior guidance to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of that subsidiary.  Under FASB ASC Topic 810, a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FASB ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The new authoritative accounting guidance under FASB ASC Topic 810 became effective on January 1, 2009 and did not impact the Company's financial condition or results of operations.

Compensation-Retirement Benefits

FASB ASC Topic 715, "Compensation - Retirement Benefits" provides guidance related to an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this accounting guidance shall be provided for fiscal years ending after December 15, 2009.  The required disclosures are reported in Note 12 - Defined Benefit and Other Postretirement Benefits.  The Company does not expect this guidance to have a material impact on its financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

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

Overall, the Company maintained steady net interest margins in the range of 3.7% to 4.0% from December 2005 to December 2008.  Then, margins steadily improved in 2009 to above 4% for the first time in over five years.  Margin improvement is a result of the Company's ability to keep interest earning asset yields declining at a pace slower than the decline of interest bearing liabilities.  The Company's overall fairly neutral interest rate risk position is evidenced by comparison of the range of federal funds rate compared to range of the Company's net yield on average earning assets.  From 2005 to 2009, the average quarterly federal funds rate fluctuated between 0.25% and 5.25% while the Company's average quarterly net yield range for the same period is 3.59% to 4.41%.

Interest rate risk is separated and analyzed according to the following categories of risk: (1) re-pricing; (2) yield curve; (3) option risk; (4) price risk; and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy.  Unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the Bank's gap position or asset/liability management strategies.  The data schedule below reflects a summary of the Company's interest rate risk using simulations.  The projected 12-month exposure is based on different rate movements (flat, rising or declining).

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities in a flat rate environment:

CONDENSED GAP REPORT
CURRENT BALANCES
DECEMBER 31, 2009

	One	Three	Six	12	Two	Three	Five	More than Five	Non
	Month	Months	Months	Months	Years	Years	Years	Years	Sensitive
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Total

Assets:

Total Cash and Due
From	$-	$-	$-	$-	$-	$-	$-	$-	$21,177	$21,177
Total Investments	4,767	9,734	10,390	19,649	31,705	25,162	38,442	102,931	7,011	249,791

Total Fed Funds Sold	11,170	-	-	-	-	-	-	-	-	11,170
Total Net Loans	150,869	43,716	44,568	73,936	100,028	118,876	55,552	-	(8,931)	578,614

Total Other Assets	-	-	-	-	-	-	-	-	-	95,803
Total Assets	$166,806	$53,450	$54,958	$93,585	$131,733	$144,038	$93,994	$102,931	$19,257	$956,555

Liabilities:

Total Demand	$-	$-	$-	$10,068	$5,034	$5,034	$-	$80,368	$-	$100,504
Total Savings	62,852	-	-	-	24,453	24,453	63,594	119,848	-	295,200
Total Time	49,689	106,404	73,948	98,354	16,806	7,208	3,954	79	-	356,442
Total Deposits	112,541	106,404	73,948	108,422	46,293	36,695	67,548	200,295	-	752,146

Total Borrowings	32,376	7,157	6,888	22,606	11,536	5,858	2,180	24,310	-	112,911
Other Liabilities									7,186	7,186
Total Other Liabilities	32,376	7,157	6,888	22,606	11,536	5,858	2,180	24,310	7,186	120,097
Total Liabilities	144,917	113,561	80,836	131,028	57,829	42,553	69,728	224,605	7,186	872,243

Total Equity	-	-	-	-	-	-	-	-	84,312	84,312

Total Liabilities/Equity	$144,917	$113,561	$80,836	$131,028	$57,829	$42,553	$69,728	$224,605	$91,498	$956,555

Period Gap	(66,068)	(60,111)	(25,878)	(37,443)	73,904	101,485	24,266	(121,674)	12,071	-
Cumulative Gap	21,889	(38,222)	(64,100)	(101,543)	(27,639)	73,846	98,112	(23,562)	(11,491)	-
RSA/RSL	54.41%	47.07%	67.99%	71.42%	227.80%	338.49%	134.80%	23.00%	21.05%	0.00%

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

The Company's interest rate risk position is liability sensitive at year-end 2009.  Therefore, net interest margins would be diluted slightly by increases in rates over the next 12 months under a normal interest rate environment.  As of December 2009, federal funds rates continue at the historical low range of 0.00% - 0.25%.  Federal funds rates at this level do not have the capacity to decrease even 100 basis points.  Therefore, in the interest rate risk models, the rates on federal funds and prime hit a floor of zero and 3.0%, respectively.  The prime rate floor of 3% assumes that the normal spread between federal funds rates and prime is maintained and remains fixed at 300 basis points.   While prime rate in the model reaches a floor of 3%, the Bank's variable rate loan pricing carries an average floor of 5.5%.  As rates in the model are shocked, loans will decrease only until the floor position is reached while some liabilities continue to re-price downward.  Therefore, the variance between the flat rate scenario and the down rate shocks are positive.  With federal funds rates currently at 0.00% to 0.25%, the down 100 basis points and down 200 basis point scenarios are the most unlikely scenarios.  Scenarios for exposure in the up 100 basis points and up 200 basis points are considered more realistic.

The Company's exposure to interest rate risk is well within established policy limits as presented in the following table (dollars in thousands):

Net Interest Income at Risk*
December 31, 2009

Tier 1 Capital                              $78,336

	Projected 12 Month Exposure
	Rate					POLICY
	Moves In	Current	Possible		% of Net Int	% of Net Int
Net Interest Income Levels	Basis Pts	Position	Scenarios	Variance	Income	Income
Declining 2	(200)	$31,010	$32,874	$1,864	6.0%	-20.0%
Declining 1	(100)	31,010	31,803	793	2.6%	-10.0%
Most Likely-Base	0	31,010	31,010	-	0.0%	0.0%
Rising 1	100	31,010	30,419	(591)	-1.9%	-10.0%
Rising 2	200	31,010	29,615	(1,395)	-4.5%	-25.0%

____________________________

*              Net interest income assumes that interest rates would change immediately within the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of the Company's annual financial statements in accordance with GAAP.

Inherent limitations exist in the effectiveness of any internal control structure, including the possibility of human error and circumvention of controls.  Accordingly, even effective internal control can only provide reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2009, the Company's internal control over financial reporting was effective.

Alexander Thompson Arnold, PLLC, the Company's independent registered public accounting firm, has audited the Company's consolidated financial statements and issued an attestation report on the Company's internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10-K.

185 N. Church Street                   Telephone:  (731) 285-7900
Dyersburg, TN  38024                                  (800) 608-5612
                                                Fax:           (731) 285-6221

Members of

American Institute of Certified Public Accountants
AICPA Center for Public Company Audit Firms
AICPA Governmental Audit Quality Center
AICPA Employee Benefit Plan Audit Quality Center
Tennessee Society of Certified Public Accountants
Kentucky Society of Certified Public Accountants

www.atacpa.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
First Citizens Bancshares, Inc. and Subsidiaries
Dyersburg, Tennessee 38024

We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2009.  We also have audited First Citizens Bancshares, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Citizens Bancshares, Inc. and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, First Citizens Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  ALEXANDER THOMPSON ARNOLD PLLC

Dyersburg, Tennessee

February 25, 2010

Dyersburg, TN	Milan, TN
Fulton, KY	McKenzie, TN
Henderson, TN	Murray, KY
Jackson, TN	Paris, TN
Martin, TN	Trenton, TN
Union City, TN

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(dollars in thousands)

	December 31, 2009	December 31, 2008
ASSETS

Cash and due from banks	$21,177	$17,888
Federal funds sold	11,170	22,816
Cash and cash equivalents	32,347	40,704
Investment securities:
Held-to-Maturity, at amortized cost, fair
value of $0 at December 31, 2009
and $115 at December 31, 2008	-	115
Available-for-Sale, stated at market	249,791	210,385
Loans (excluding unearned income of $434 at December 31, 2009
and $425 at December 31, 2008)	587,398	596,758
Less: allowance for loan losses	8,784	7,300
Net loans	578,614	589,458
Loans held-for-sale	2,741	2,632
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	30,525	31,746
Accrued interest receivable	5,405	5,581
Goodwill	11,825	11,825
Other intangible assets	204	289
Other real estate owned	10,527	5,424
Bank-owned life insurance policies	21,116	20,627
Other assets	7,776	3,032
TOTAL ASSETS	$956,555	$927,502

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits	$100,504	$108,762
Interest bearing time deposits	356,442	392,840
Interest bearing savings deposits	295,200	233,313
Total deposits	752,146	734,915
Securities sold under agreements to
repurchase	36,881	32,765
Federal funds purchased and other short-
term borrowings	748	1,000
Other borrowings	75,282	73,843
Other liabilities	7,186	7,971
Total liabilities	872,243	850,494
Shareholders' equity:
Common stock, no par value - 10,000,000
shares authorized; 3,717,593 shares issued and
outstanding at December 31, 2009 and
December 31, 2008	3,718	3,718
Surplus	15,331	15,331
Retained earnings	63,448	58,890
Accumulated other comprehensive income	4,256	1,526
Total common stock and retained earnings	86,753	79,465
Less-92,575 treasury shares, at cost as of December 31, 2009
and 93,094 treasury shares, at cost as of December 31, 2008	2,441	2,457
Total shareholders' equity	84,312	77,008

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$956,555	$927,502

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007

Interest income
Interest and fees on loans	$38,402	$42,357	$44,700
Interest and dividends on investment securities:
Taxable	7,029	7,334	6,679
Tax-exempt	3,285	2,329	1,993
Dividends	231	309	408
Other interest income	64	138	499
Total interest income	49,011	52,467	54,279

Interest expense
Interest on deposits	11,729	17,517	21,616
Interest on borrowings	3,428	4,166	4,057
Other interest expense	655	951	1,177
Total interest expense	15,812	22,634	26,850
Net interest income	33,199	29,833	27,429

Provision for loan losses	7,060	2,858	834
Net interest income after provision for loan losses	26,139	26,975	26,595

Non-interest income
Mortgage banking income	1,111	1,139	1,178
Income from fiduciary activities	806	816	1,007
Service charges on deposit accounts	6,941	7,272	6,962
Brokerage fees	1,317	1,473	1,565
Earnings on bank-owned life insurance	832	833	695
Loss on sale of foreclosed property	(470)	(284)	(97)
Gain (loss) on sale of available-for-sale securities	1,196	436	(29)
Other non-interest income	1,380	1,511	1,536
Total non-interest income	13,113	13,196	12,817

Total other-than temporary impairment losses	1,357	1,810	-
Portion of loss recognized in other
comprehensive income (before taxes)	(706)	-	-
Net impairment losses recognized in earnings	651	1,810	-
Non-interest expenses
Salaries and employee benefits	15,285	16,832	15,687
Net occupancy expense	1,804	1,745	1,685
Depreciation	1,852	1,868	2,095
Data processing expense	1,192	984	843
Legal and professional fees	305	353	327
Stationary and office supplies	254	259	286
Amortization of intangibles	85	85	85
Advertising and promotions	622	711	765
Premiums for FDIC insurance	1,671	95	78
Expenses related to other real estate owned	642	435	235
Other non-interest expense	4,597	4,697	5,161
Total non-interest expense	28,309	28,064	27,247

Net income before income taxes	10,292	10,297	12,165
Provision for income taxes	1,965	2,768	3,005
Net income	$8,327	$7,529	$9,160
Earnings per common share:
Net income	$2.30	$2.08	$2.53

Weighted average shares outstanding	3,625	3,625	3,626

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007
Net income for year	$8,327	$7,529	$9,160

Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on cash flow hedge	44	(14)	(37)
Net change in unrealized gains on available-
for-sale securities	2,687	596	873
Total other comprehensive income, net of tax	2,731	582	836

Total comprehensive income	$11,058	$8,111	$9,996

 Related tax effects allocated to each component of other comprehensive income are as follows:

	Before-tax	Tax (Expense)	Net-of-tax
	Amount	or Benefit	Amount

Year ended December 31, 2009:
Unrealized gains (losses) on cash flow hedge	$71	$(27)	$44
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	4,901	(1,878)	3,023
Reclassification adjustments for net (losses) gains included in net income	(545)	209	(336)
Unrealized gains (losses) on available-for-sale securities, net	4,356	(1,669)	2,687
Net unrealized gains (losses)	$4,427	$(1,696)	$2,731

Year ended December 31, 2008:
Unrealized (losses) gains on cash flow hedge	$(23)	$9	$(14)
Unrealized (losses) gains on available-for-sale securities:
Unrealized gains (losses) arising during the period	(408)	156	(252)
Reclassification adjustments for net gains (losses) included in net income	1,374	(526)	848
Unrealized gains (losses) on available-for-sale securities, net	966	(370)	596
Net unrealized gains (losses)	$943	$(361)	$582

Year ended December 31, 2007:
Unrealized (losses) gains on cash flow hedge	$(60)	$23	$(37)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	1,385	(530)	855
Reclassification adjustments for net gains (losses) included in net income	29	(11)	18
Unrealized gains (losses) on available-for-sale securities, net	1,414	(541)	873
Net unrealized gains (losses)	$1,354	$(518)	$836

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands, except per share data)

					Accum.
					Other
	Common Stock			Retained	Compre.	Treasury
	Shares	Amount	Surplus	Earnings	Income	Stock	Total
	(#)	($)	($)	($)	($)	($)	($)
Balance January 1, 2007	3,718	$3,718	$15,331	$52,532	$108	$(2,191)	$69,498

Net income, year ended December 31, 2007				9,160			9,160
Adjustment of unrealized gain on
securities available-for-sale, net of tax					873		873
Adjustment of unrealized loss on
cash flow hedge, net of tax					(37)		(37)
Cash dividends paid - $1.16 per share				(4,207)			(4,207)
Treasury stock transitions, net						(256)	(256)
Balance December 31, 2007	3,718	$3,718	$15,331	$57,485	$944	$(2,447)	$75,031

Net income, year ended December 31, 2008				7,529			7,529
Cumulative effect for change in accounting
principle (adoption of EITF 06-04)				(1,919)			(1,919)
Adjustment of unrealized gain on
securities available-for-sale, net of tax					596		596
Adjustment of unrealized gain on
cash flow hedge, net of tax					(14)		(14)
Cash dividends paid - $1.16 per share				(4,205)			(4,205)
Treasury stock transitions, net						(10)	(10)
Balance December 31, 2008	3,718	$3,718	$15,331	$58,890	$1,526	$(2,457)	$77,008

Net income, year ended December 31, 2009				8,327			8,327
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					2,686		2,687
Adjustment of unrealized gain (loss) on
cash flow hedge, net of tax					44		44
Cash dividends paid - $1.04 per share				(3,769)			(3,770)
Treasury stock transitions, net						16	16
Balance December 31, 2009	3,718	$3,718	$15,331	$63,448	$4,256	$(2,441)	$84,312

Note:  See accompanying notes to consolidated financial statements.

 FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	2009	2008	2007
Operating activities
Net income	$8,327	$7,529	$9,160
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	7,060	2,858	834
Provision for depreciation	1,852	1,868	2,095
Provision for amortization - intangibles	85	85	85
Deferred income taxes	(789)	(870)	669
Gains (losses) on sale or call of securities	(1,196)	(436)	29
Impairment losses on securities recorded in earnings	651	1,810	-
Net losses on sale or write down of other real estate	470	284	97
Net (increase) decrease in loans held-for-sale	(109)	(445)	1,262
(Increase) decrease in accrued interest receivable	176	983	196
Increase (decrease) in accrued interest payable	(980)	148	245
(Increase) in cash surrender value of bank-owned life insurance	(489)	(694)	(564)
Net (increase) decrease in other assets	(5,174)	(296)	(493)
Net increase (decrease) in other liabilities	(1,500)	2,821	(362)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,384	$15,645	$13,253

Investing activities
Proceeds of maturities of held-to-maturity investment securities	$115	$175	$-
Proceeds of sales of available-for-sale investment securities	41,041	30,497	23,413
Proceeds of paydowns and maturities of available-for-sale
investment securities	36,943	50,402	18,572
Purchases of available-for-sale investment securities	(111,550)	(101,226)	(53,361)
Increase in loans - net	(4,040)	(18,807)	(38,286)
Proceeds from sale of other real estate	2,600	1,396	962
Premiums on bank-owned life insurance	-	-	(2,145)
Purchase of premises and equipment	(631)	(3,306)	(4,169)
NET CASH USED BY INVESTING ACTIVITIES	$(35,522)	$(40,869)	$(55,014)

Financing activities
Net increase in demand deposits, NOW accounts,
and savings accounts	$53,629	$32,142	$14,016
Net increase (decrease) in time deposits	(36,398)	12,178	10,516
Net increase (decrease) in short-term borrowings	3,864	(10,100)	10,762
Issuance of other borrowings	2,000	12,000	10,155
Payment of principal on other borrowings	(561)	(1,319)	(6,528)
Cash dividends paid	(3,769)	(4,205)	(4,207)
Treasury stock transactions - net	16	(10)	(256)
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,781	40,686	34,458
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,357)	15,462	(7,274)
Cash and cash equivalents at beginning of year	40,704	25,242	32,545
CASH AND CASH EQUIVALENTS AT END OF YEAR	$32,347	$40,704	$25,271

Supplemental cash flow information:
Interest paid	$16,792	$22,782	$27,095
Income taxes paid	$3,788	$2,425	$2,950

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$9,493	$5,440	$488
Transfers from foreclosed assets to loans	$1,940	$400	$416

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of First Citizens Bancshares, Inc., and subsidiaries (the "Company") conform to generally accepted accounting principles ("GAAP").  The significant policies are described as follows:

Basis of Presentation

The Consolidated Financial Statements include all accounts of the Company and its subsidiary, First Citizens National Bank (the "Bank").  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with GAAP for Variable Interest Entities for all periods presented.  These investments are included in Other Assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly owned subsidiaries, First Citizens Financial Plus, Inc. and First Citizens Investments, Inc., which are consolidated into its financial statements.  The Company's investment in these subsidiaries is reflected on the Company's condensed balance sheet.  See Note 22 for more information.

The Bank has a 50% ownership in two insurance subsidiaries, both of which are accounted for using the equity method.  White and Associates/First Citizens Insurance, LLC is a general insurance agency offering a full line of insurance products. First Citizens/White and Associates Insurance Company's principal activity is credit insurance.  The investment in these subsidiaries is included in Other Assets on the Consolidated Balance Sheets presented in this report and earnings from these subsidiaries are recorded in Other Income on the Consolidated Income Statements presented in this report.

The principal activity of First Citizens Investments, Inc. is to acquire and sell investment securities and collect income from the securities portfolio.  First Citizens Holdings, Inc., a wholly owned subsidiary of First Citizens Investments, Inc., acquires and sells certain investment securities, collects income from its portfolio, and owns First Citizens Properties, Inc., a real estate investment trust.  First Citizens Properties, Inc. invests in participation interests in real estate loans made by the Bank and provides the Company with an alternative vehicle for raising capital.  First Citizens Holdings, Inc. owns 98% of the outstanding preferred stock of First Citizens Properties, Inc. while directors, executive officers and certain employees of the Bank own the remaining 2%.

The Company has two additional wholly owned subsidiaries, First Citizens (TN) Statutory Trust III and First Citizens (TN) Statutory Trust IV.  First Citizens (TN) Statutory Trust II was dissolved in March 2007.  The purpose and activities of these trusts are further discussed in Note 13.

All significant inter-company balances and transactions are eliminated in consolidation.  Certain balances have been reclassified to conform to current year presentation.

Nature of Operations

The Company and its subsidiaries provide a wide variety of commercial banking services to individuals and corporate customers in the mid-southern United States with a concentration in West Tennessee.  The Company's primary products are checking and savings deposits and residential, commercial and consumer lending.

Basis of Accounting

The Consolidated Financial Statements are presented using the accrual method of accounting.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the fair value of investment securities, determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and determination of fair values associated with impairment testing of goodwill.  In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.  Estimates and assumptions used in goodwill impairment testing are made based on prevailing market factors, historical earnings and multiples and other factors.

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

Held-to-maturity securities are reflected at cost, adjusted for amortization of premiums and accretion of discounts using methods which approximate the interest method.  Available-for-sale securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases to accumulated other comprehensive income except for other-than-temporary impairment losses that are required to be charged against earnings.  The credit portion of other-than-temporary impairment losses is recorded against earnings and is separately stated on the Consolidated Income Statements.  Trading securities, where applicable, are carried at fair value, and unrealized gains and losses on these securities are included in net income.

Realized gains and losses on sale or call of investment securities transactions are determined based on the specific identification method and are included in net income.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Servicing rights are not retained when mortgage loans are sold.  Income from loans held for sale is reported in Mortgage Banking Income, which is included in Non-Interest Income in the Consolidated Financial Statements.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reflected on the Consolidated Balance Sheets at the unpaid principal amount less the allowance for loan losses and unearned interest and fees.

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

The allowance consists of specific and general components.  The specific component relates to specific loans that are considered impaired in accordance with GAAP.  For each impaired loan, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and pools of homogeneous loans not evaluated individually for impairment.  The general component is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect scheduled payments of principal or interest when due according to contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of delay, reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and smaller balance residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using straight-line and accelerated methods for both financial reporting and income tax purposes.  Expenditures for maintenance and repairs are charged against income as incurred. Cost of major additions and improvements are capitalized and depreciated over the addition's or improvement's estimated useful life.

Other Real Estate

Real estate acquired through foreclosure is separately stated on the Consolidated Balance Sheets as Other Real Estate and recorded at the lower of cost or fair value less cost to sell.  Adjustments made at the date of foreclosure are charged to the allowance for loan losses.  Expenses incurred in connection with ownership, subsequent adjustments to book value, and gains and losses upon disposition are included in other non-interest expenses.

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

Advertising and Promotions

The Company's policy is to charge advertising and promotions to expenses as incurred.

Fair Value

Fair value measurements are used to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The Company measures fair value under guidance provided by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), and was effective January 1, 2008 for all applicable financial and non-financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  ASC 820 does not expand the use of fair value in any new circumstances but clarifies the principle that fair value should be based on assumptions that market participants would use when pricing the asset or liability. ASC 820 outlines the following three acceptable valuation techniques may be used to measure fair value:

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
  Income approach-The income approach uses valuation techniques to convert future amounts such as earnings or cash flows to a single present discounted amount.  The measurement is based on the value indicated by current market expectations about those future amounts.  Such valuation techniques include present value techniques, option-pricing models (such as the Black-Scholes-Merton formula or a binomial model), and multi-period excess earnings method (used to measure fair value of certain intangible assets).
  Cost approach-The cost approach is based on current replacement cost which is the amount that would currently be required to replace the service capacity of an asset.

Valuation techniques are selected as appropriate for the circumstances and for which sufficient data is available.  Valuation techniques are to be consistently applied, but a change in valuation technique or its application may be made if the change results in a measurement that is equally or more representative of fair value under the circumstances.  Revisions resulting from a change in valuation technique or its application are accounted for as a change in accounting estimate which does not require the change in accounting estimate to be accounted for by restating or retrospectively adjusting amounts reported in financial statements of prior periods or by reporting pro forma amounts for prior periods.

ASC 820 also establishes a hierarchy that prioritizes information used to develop those assumptions.  The level in the hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company considers an input to be significant if it drives more than 10% of the total fair value of a particular asset or liability.  The hierarchy is as follows:

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

Assets and liabilities may be measured for fair value on a recurring basis (daily, weekly, monthly or quarterly) or on a non-recurring basis in periods subsequent to initial recognition.  Recurring valuations are measured regularly for investment securities and the cash flow hedge.  Loans held for sale, other real estate and impaired loans are measured at fair value on a non-recurring basis and do not necessarily result in a change in the amount recorded on the Consolidated Balance Sheets.  Generally, these assets have non-recurring valuations that are the result of application of other accounting pronouncements that require the assets be assessed for impairment or at the lower of cost or fair value.  Fair values of loans held for sale are considered Level 2.  Fair values for other real estate and impaired loans are considered Level 3.  See Note 20 for more information.

The Company obtains fair value measurements for securities and the cash flow hedge from a third party vendor.  The cash flow hedge and the majority of the available-for-sale securities are valued using Level 2 inputs.  Collateralized debt obligation securities that are backed by trust preferred securities and account for less than 1% of the available-for-sale securities portfolio are valued using Level 3 inputs.  The fair value measurements reported in Level 2 are primarily matrix pricing that considers observable data (such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors).  Fair value measurements for pooled trust-preferred securities are obtained through the use of valuation models that include unobservable inputs which are considered Level 3.  See additional discussion of valuation techniques and inputs in Note 20.

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

Effective January 1, 2008, the Company adopted ASC 820, which permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions enabling the Company to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of ASC 820 on January 1, 2008 did not have a material impact on the Company's financial condition or results of operation.

Subsequent Events

                The Company has reviewed subsequent events through February 25, 2010, the date the financial statements were available to be issued.

NOTE 2 - CASH RESERVE REQUIREMENTS

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during both 2009 and 2008 were approximately $500,000.

NOTE 3 - INVESTMENT SECURITIES

The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of investment securities for the dates presented, segregated into held-to-maturity and available-for-sale categories (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2009*:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$153,924	$4,774	$(240)	$158,458
Obligations of states and political subdivisions	85,574	3,735	(98)	89,211
All others	3,289	4	(1,171)	2,122
Total investment securities	$242,787	$8,513	$(1,509)	$249,791

As of December 31, 2008:
Securities Held-to-Maturity:
Obligations of states and political subdivisions	$115	$-	$-	$115

Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$144,595	$3,688	$(14)	$148,269
Obligations of states and political subdivisions	59,196	1,065	(788)	59,473
All others	3,940	7	(1,304)	2,643
Total securities available-for-sale	$207,731	$4,760	$(2,106)	$210,385
Total investment securities	$270,846	$4,760	$(2,106)	$210,500

_______________

*              There were no securities classified as held-to-maturity as of December 31, 2009.

At December 31, 2009 and 2008, investment securities were pledged to secure government, public and trust deposits as follows (in thousands):

	Amortized Cost	Fair Value
2009	$143,089	$148,369
2008	$121,820	$124,868

The following table summarizes contractual maturities of debt securities available-for-sale as of December 31, 2009 (in thousands):

	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$775	$776
After one year through five years	16,103	16,761
After five years through ten years	36,080	37,584
After ten years*	189,799	194,636
	$242,757	$249,757
Equity securities	30	34
Total securities	$242,787	$249,791

 _______________

*              This table includes agency mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") based on contractual maturities (primarily in the After ten years category).  However, the remaining lives of such securities are expected to be much shorter because of anticipated payments.

Sales and gains (losses) on sale of available-for-sale securities are presented as follows (in thousands):

	Gross Sales	Gains	Losses	Net
Year Ended December 31,
2009	$41,041	$1,196	$-	$1,196
2008	30,497	396	(40)	356*
2007	23,341	77	(106)	(29)

_______________

*              For the year ended December 31, 2008, the Company also had realized gain of approximately $80,000 on call of available-for-sale securities totaling $6.1 million.

The following table presents information on securities with gross unrealized losses at December 31, 2009, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than Twelve Months		Twelve Months and Over		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$(239)	$19,351	$(1)	$38	$(240)	$19,389

Obligations of states and political
Subdivisions	(59)	5,803	(39)	1,305	(98)	7,108

Other debt securities	-	-	(1,171)	2,088	(1,171)	2,088

Total securities available-for -sale	$(298)	$25,154	$(1,211)	$3,431	$(1,509)	$28,585

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

As of December 31, 2009, the Company had 28 debt securities with unrealized losses, with ten of those securities having been in an unrealized loss position for greater than 12 months.  Of the 28 debt securities, four corporate bonds accounted for approximately 78% of the unrealized gross losses as of December 31, 2009.  The remaining 24 bonds with unrealized loss positions as of year-end 2009 consisted of 17 municipal bonds and seven agency MBSs or CMOs.  Of the 17 municipal bonds, four had been in an unrealized loss for more than 12 months at December 31, 2009.  Of the seven agency MBSs, two had been in an unrealized loss position for more than 12 months.  The securities in an unrealized loss position as of December 31, 2009 had been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports.  With respect to unrealized losses on municipal and agency and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary at December 31, 2009 and asserts positive intent and ability to hold such investments until anticipated recovery.  The unrealized losses on the agency and municipal securities are considered immaterial on an individual basis and in the aggregate and have not been recognized for other-than-temporary impairment.

Four corporate bonds accounted for $1.2 million of the $1.5 million unrealized loss as of December 31, 2009.  Three of the four corporate debt securities are pooled collateralized debt obligation securities that are backed by trust-preferred securities ("TRUP CDOs") issued by banks, thrifts and insurance companies.  The fourth bond is an individual corporate debt security.  All four of these bonds were rated below investment grade (BBB) by Moody's and/or S&P at December 31, 2009.

At December 31, 2009, the one single-issuer corporate debt security carried an amortized cost of approximately $458,000 and one TRUP CDO with an amortized cost of $1 million had a gross unrealized loss aggregating approximately $465,000 reflected in other comprehensive income.  The single issuer corporate debt security paid according to terms in 2009 and is projected to continue paying according to terms going forward.  Based on management's review of the financial condition of the issuer including current capital levels, this bond has not been recognized for other-than-temporary impairment.  Management believes that the unrealized loss was attributable primarily to market factors and asserts positive intent and ability to hold the bond until anticipated recovery at December 31, 2009.

The three TRUP CDOs have an aggregate book value of $2.8 million and fair market value of $1.7 million and each of the three are the mezzanine or "B" class tranches.  One of the bonds has a book value of $1 million and fair value of approximately $632,000 with the unrealized loss reflected in accumulated other comprehensive income as of December 31, 2009.  This bond has experienced only one deferral (4% of performing collateral) and no defaults.  This bond has not experienced an adverse change in projected cash flows as quarterly testing in 2009 for this bond yielded present value of projected cash flows above book value.  Therefore, no other-than-temporary impairment has been recognized to date on this bond.

The other two TRUP CDOs had an aggregate book value of $1.8 million and aggregate fair value of $1.1 million as of year end 2009.  These two bonds have been recognized for other-than-temporary impairment because of adverse changes in present value of projected cash flows resulting from multiple deferrals and defaults during 2009.  The credit component of other-than-temporary impairment on these two securities totaled approximately $651,000 and was reflected in earnings for the year ended December 31, 2009.  The gross unrealized loss related to factors other than credit totaled approximately $706,000 that was reflected in accumulated other comprehensive income net of applicable taxes as of December 31, 2009.  The credit component of the unrealized loss was based on the difference between the book value of the security and the present value of projected cash flows at December 31, 2009.

Security-specific collateral is used in the assumptions to project cash flows each quarter.  Issuers in default are assumed at zero recovery.  Issuers in deferral are assumed at a 15% recovery beginning two years from deferral date.  Forward interest rates are used to project future principal and interest payments allowing the model to indicate impact of over or undercollateralization for each transaction.  Higher interest rates generally increase credit stress on undercollateralized transactions by reducing excess interest (calculated as the difference between interest received from underlying collateral and interest paid on the bonds).  The discount rate is based on the original discount margin calculated at the time of purchase based on the purchase price.  The original discount margin is then added to the three-month LIBOR to determine the discount rate.  The discount rate is then used to calculate the present value for the then-current quarter's projected cash flows.  If the present value of the then-current quarter's projected cash flows is less than the prior quarter or less than the then-current book value of the security, that difference is recorded against earnings as the credit component of other-than-temporary impairment.

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities (in thousands):

	Year ended	Year ended
	December 31, 2009	December 31, 2008

Balance of credit losses on available-for-sale securities	$-	$-
Additions for credit losses for which an OTTI loss was not previously recognized	651	1,810
Additions for credit losses for which an OTTI loss was previously recognized	-	-
Balance of credit losses on available-for-sale securities	$651	$1,810

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 20.

GAAP has established accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. These standards require that derivatives be reported either as assets or liabilities on the Consolidated Balance Sheets and be reflected at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation.   The Company has one derivative transaction, which is an interest rate swap that was purchased in June 2000.  Because a Federal Home Loan Bank Variable LIBOR Borrowing has been designated as the hedged item, the Company has effectively fixed the cost of this liability.  As a floating rate liability was hedged, there are no significant fluctuations in its market value but there are fluctuations in the cash flows.  Therefore, the swap is designated as a cash flow hedge, hedging the "benchmark interest rate."   The market value gain or loss of the swap is adjusted through other comprehensive income.  The purpose of the transaction was to reduce exposure to interest rate risk.  Volume of the transaction is $1.5 million and the term is 10 years.

The value of the derivative was a liability of approximately $111,000 as of December 31, 2009 and approximately $183,000 as of December 31, 2008.  The value of the cash flow hedge improved in 2009 because of fluctuations in market factors.  Therefore, the liability decreased approximately $72,000 and related negative accumulated other comprehensive income also improved by approximately $44,000, net of tax, during the year ended December 31, 2009.  There were no reclassification adjustments to other comprehensive income for gains or losses related to the cash flow hedge for any of the periods presented in the Consolidated Financial Statements.

NOTE 4 - LOANS

Loans outstanding at December 31, 2009 and 2008, were comprised of the following (in thousands):

	2009	2008

Commercial, financial and agricultural	$71,301	$80,317
Real estate - construction	66,414	97,340
Real estate - mortgage	407,058	375,714
Installment loans to individuals	34,071	36,220
Other loans	8,554	7,167
	587,398	596,758
Less: allowance for loan losses	8,784	7,300
Net loans	$578,614	$589,458

The Company recognized impaired loans totaling $10.0 million as of December 31, 2009 compared to $12.2 million as of December 31, 2008.  The balance maintained in the Allowance for Loan Losses related to these loans was approximately $450,000 at December 31, 2009 and $2.0 million at December 31, 2008.  Average investment in impaired loans in 2009 and 2008 was $14.0 million and $10.0 million, respectively.  Interest income recognized under the accrual method on impaired loans was approximately $105,000, $609,000 and $356,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Loans on non-accrual status totaled $3.8 million and $3.7 million as of year-end 2009 and 2008, respectively.   Loans 90 days past due and still accruing interest totaled $5.3 million as of year end 2009 compared to approximately $747,000 as of year-end 2008 and $204,000 as of year-end 2007.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses during the years ended December 31 is as follows (in thousands):

	2009	2008	2007
Balance - beginning of year	$7,300	$6,328	$6,211
Provision for loan losses	7,060	2,858	834
Loans charged to allowance	(5,951)	(2,274)	(1,096)
Recovery of loans previously charged off	375	388	379
Net charge-offs	(5,576)	(1,886)	(717)
Balance - end of year	$8,784	$7,300	$6,328

NOTE 6 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  There were no such losses for any of the years ended December 31, 2009, 2008 and 2007.  There has been no material difference between cost and fair market values of loans held for sale for any of the periods presented.

Servicing rights are not retained on any mortgage loans held for sale.  Mortgage banking income included in non-interest income was $1.1 million for each of the years ended December 31, 2009 and 2008 and $1.2 million for the year ended December 31, 2007.

NOTE 7 - PREMISES AND EQUIPMENT

The fixed assets used in the ordinary course of business are summarized as follows (in thousands):

	Useful Lives
	in Years	2009	2008
Land		$8,479	$8,479
Buildings	5 to 50	28,040	28,730
Furniture and equipment	3 to 20	13,134	17,689
		49,653	54,898
Less: Accumulated depreciation		19,128	23,152
Net fixed assets		$30,525	$31,746

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized but tested at least annually for impairment.  No impairment charges were recorded for any periods presented in the Consolidated Financial Statements and notes and no impairment charges have been recorded since December 31, 2009.  There was no activity in goodwill during the years ended December 31, 2009, 2008 and 2007.  Total goodwill as of December 31, 2009 was $11.8 million or 1.24% of total assets and 14.24% of total capital.

Other identifiable intangibles consisted of core deposit intangibles being amortized over a ten-year period as follows (in thousands):

	2009	2008

Core deposit intangible	$289	$373
Accumulated amortization	(85)	(84)
Net core deposit intangible	$204	$289

Amortization expense was approximately $84,500 per year for 2009, 2008 and 2007.  Amortization expense is estimated to be approximately $84,500 per year in 2010 and 2011 and approximately $35,000 in 2012.

NOTE 9 - OTHER REAL ESTATE

The carrying value of foreclosed real estate on the Consolidated Balance Sheets was $10.5 million as of December 31, 2009 and $5.4 million as of December 31, 2008.  The value of other real estate is based on the lower of cost or fair value.   Fair value is based on independent appraisals for significant properties and may be adjusted by management as discussed in Note 20.

NOTE 10 - BANK-OWNED LIFE INSURANCE AND IMPUTED INCOME TAX REIMBURSEMENT AGREEMENTS

The Bank has a significant investment in bank-owned life insurance policies ("BOLI") and provides the associated fringe benefit to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $21.1 million and $20.6 million as of December 31, 2009 and 2008, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $832,000, $833,000, and $695,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company adopted guidance in ASC 715-60 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle was recorded January 1, 2008 in the amount of $1.9 million to accrue the post-retirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is reflected in Salaries and Employee Benefits on the Consolidated Income Statements and was approximately $164,000 for the year ended December 31, 2009 and $265,000 for the year ended December 31, 2008.   The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.3 million and $2.2 million as of December 31, 2009 and 2008, respectively.

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

Each participant was 100% vested in benefits provided under Imputed Income Tax Reimbursement Agreements as of January 1, 2008. Therefore, 100% of the principal (or service) cost of the plan was accrued for as of January 1, 2008 and expensed through earnings in the year ended December 31, 2008. Service costs are based on the net present value of the sum of payments in accordance with each participant's agreement.   Interest accrues monthly at a rate of 7.0%.

Net other post-retirement benefits expense for Imputed Income Tax Reimbursement Agreements is included in Salaries and Employee Benefits on the Consolidated Statements of Income as follows (in thousands):

	2009	2008
Service cost	$-	$349
Interest cost	25	22
Net other post-retirement benefits expense	$25	$371

The accumulated post-retirement defined benefit obligation for Imputed Income Tax Reimbursement Agreements is included in Other Liabilities on the Consolidated Balance Sheet as follows (in thousands):

	2009	2008
Accumulated other postretirement benefit obligation:
Beginning balance	$ 371	$ - *
Service cost	-	349
Interest cost	25	22
Benefit payments	(14)	-
Ending balance	$ 382	$ 371

_______________

*              Because Imputed Income Tax Reimbursement Agreements became effective in 2008, there was no reportable activity or balance prior to January 1, 2008.

The accumulated post-retirement benefit obligation is included in Other Liabilities as of December 31, 2009 and 2008 is equal to the funded status of the plan as of each applicable year-end as there are no related assets recognized on the Consolidated Balance Sheet for the Imputed Income Tax Reimbursement Agreements.

NOTE 11 - DEPOSITS

Included in deposits shown on the Consolidated Balance Sheets are the following time and savings deposits in denominations of $100,000 or more (in thousands):

	2009	2008
Time Deposits	$189,619	$159,114
Savings Deposits	182,201	123,756

NOW accounts, included in savings deposits on the Consolidated Balance Sheets, totaled $62.1 million at December 31, 2009 and $49.9 million at December 31, 2008.  Demand deposit balances reclassified as loans consisted of overdrafts totaling approximately $296,000 and $452,000 as of December 31, 2009 and 2008, respectively.

Time deposits maturing in years subsequent to December 31, 2009, were as follows (in thousands):

On or before December 31, 2010	$327,939
On or during year ended December 31, 2011	17,325
On or during year ended December 31, 2012	7,314
On or during year ended December 31, 2013	2,210
During or after year ended December 31, 2014	1,654
$356,442

 NOTE 12 - FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

The Bank has three sources of short-term borrowings, which consist of cash management advances from the Federal Home Loan Bank ("FHLB"), Treasury, Tax and Loan ("TT&L") option note, and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

Cash management advances from FHLB are secured by one-to-four family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  See Note 13 for more information about maximum borrowing capacity with FHLB.  There were no short-term borrowings outstanding against this line as of December 31, 2009.

The Bank is an Option B bank in regards to TT&L and up to $1 million in collected TT&L payments collected can be retained as a short-term option note.  This option note is callable upon demand by the TT&L.  The balance of this line was approximately $748,000 and $1.0 million as of December 31, 2009 and December 31, 2008, respectively.

The Bank has federal fund lines of credit available with seven correspondent banks totaling $90.5 million.  There were no federal funds purchased as of December 31, 2009 or 2008.

The following tabular analysis presents short-term borrowing year-end balance, maximum month-end balance, yearly average and weighted average interest rates for 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Amount outstanding at end of year	$748	$1,000	$11,100
Weighted average interest rate at end of year	0.00%	0.00%	4.35%
Maximum outstanding at any month end	$1,000	$48,500	$22,400
Average outstanding during year	$1,029	$20,679	$8,804
Weighted average interest rate during year	0.00%	2.70%	5.30%

NOTE 13 - OTHER BORROWINGS

In March 2005, the Company formed a wholly owned subsidiary -- First Citizens (TN) Statutory Trust III.  The trust was created as a Delaware statutory trust for the sole purpose of issuing and selling trust preferred securities and using proceeds from the sale to acquire long-term subordinated debentures issued by the Company.  The debentures are the sole assets of the trust.  The Company owns 100% of the common stock of the trust.

On March 17, 2005, the Company, through First Citizens (TN) Statutory Trust III, sold 5,000 of its floating rate trust preferred securities at a liquidation amount of $1,000 per security for an aggregate amount of $5.0 million.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005, the rate per annum was 4.84%.  For each successive period beginning on (and including) June 17, 2005, and each succeeding interest payment date, interest accrues at a rate per annum equal to the three-month LIBOR plus 1.80%.  Interest payment dates are March 17, June 17, September 17, and December 17 during the 30-year term.  The entire $5.0 million in proceeds was used to reduce other debt at the Company.  The Company's obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the trust issuer's obligations under the trust preferred securities.

In March 2007, the Company formed a wholly owned subsidiary -- First Citizens (TN) Statutory Trust IV.  The trust was created as a Delaware statutory trust for the sole purpose of issuing and selling trust preferred securities and using proceeds from the sale to acquire long-term subordinated debentures issued by the Company.  The debentures are the sole assets of the trust.  The Company owns 100% of the common stock of the trust.

In March 2007, the Company, through First Citizens (TN) Statutory Trust IV, sold 5,000 of its floating rate trust preferred securities at a liquidation amount of $1,000 per security for an aggregate amount of $5.0 million.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 15, 2007, the rate per annum was 7.10%.  For each successive period beginning on (and including) June 15, 2007, and each succeeding interest payment date, interest accrues at a rate per annum equal to the three-month LIBOR plus 1.75%.  Interest payment dates are March 15, June 15, September 15, and December 15 during the 30-year term.  The purpose of proceeds was to refinance the debt issued through First Citizens (TN) Statutory Trust II at a lower spread to LIBOR and results in savings of approximately $92,500 annually.  First Citizens (TN) Statutory Trust II was dissolved as a result of this transaction.  The Company's obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the trust issuer's obligations under the trust preferred securities.

Although for accounting presentation the trust preferred securities are presented as debt, the outstanding balance qualifies as Tier I capital subject to the limitation that the amount of the securities included in Tier I Capital cannot exceed 25% of total Tier I capital.

The Company is dependent on the profitability of its subsidiaries and their ability to pay dividends in order to service its long-term debt.

The Bank had secured advances from the FHLB totaling $65.0 million as of December 31, 2009 and $63.5 million as of December 31, 2008.  FHLB borrowings are comprised primarily of fixed rate positions with principal due at call date or maturity date ranging from 1.89% to 6.55%.  Most of these FHLB borrowings have quarterly call features and maturities range from 2010 to 2017.  Most of the advances with call features when called offer the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that total $2.0 million as of year end 2009 and $2.5 million as of year end 2008.  These smaller balance advances have rates ranging from 3.34% to 7.55% and maturities range from 2010 to 2019.  Obligations are secured by loans totaling $382 million consisting of the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of $37 million as of December 31, 2009.

Annual average volume, rates and maturities of other borrowings for 2009 and 2008 were as follows (dollars in thousands):

	Average	Average	Average
	Volume	Interest Rate	Maturity
2009
First Citizens Bancshares, Inc.	$10,734	4.86%	27 years
First Citizens National Bank	63,524	5.06%	2 years

2008
First Citizens Bancshares, Inc.	$10,734	4.86%	28 years
First Citizens National Bank	63,524	5.06%	3 years

Maturities of principal of other borrowings for the following five years are as shown (in thousands):

2010	$33,065
2011	9,919
2012	3,316
2013	165
2014	2,105
Thereafter	26,712
$75,282

NOTE 14 - INCOME TAXES

 Provision for income taxes was comprised of the following for the years shown (in thousands):

	2009	2008	2007
Income tax expense (benefit):
Current	$2,754	$3,638	$2,336
Deferred	(789)	(870)	669
State income tax expense (benefit of operating loss carryforwards)	41	(260)	(514)
Change in valuation allowance	(41)	260	514
	$1,965	$2,768	$3,005

Effective tax rates differed from federal statutory rate of 34% applied to income before income taxes as a result of the following (in thousands):

	2009	2008	2007
Tax expenses at statutory rate	$3,499	$3,501	$4,136
(Decrease) increase resulting from:
Tax exempt interest income	(1,207)	(858)	(728)
Net earnings on bank-owned life insurance	(193)	(162)	(236)
ESOP dividend	(265)	(295)	(157)
Impairment loss on equity securities	-	615	-
Other items	131	(33)	(10)
	$1,965	$2,768	$3,005

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefit of these deductible differences.  However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  Year-end deferred tax assets and liabilities were comprised the following (in thousands):

	2009	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,987	$2,482	$2,423
Impairment loss on equity securities	615	615	-
Impairment loss on debt securities	221	-	-
Net unrealized loss on cash flow hedge	43	70	61
Deferred loan fees	111	108	135
State income tax benefit for net operating loss carryforwards	1,395	1,436	1,176
Imputed income tax reimbursement plan	130	43	-
Unrealized loss on other real estate owned	119	-	-
Other	73	-	98
Total deferred tax assets	5,694	4,754	3,893

Deferred tax liabilities:
Depreciation	(2,046)	(1,757)	(1,781)
FHLB stock dividends	(748)	(748)	(773)
Net unrealized gain on available-for-sale
debt securities	(2,684)	(1,016)	(649)
Prepaid expenses	(113)	(111)	(115)
Other	-	(72)	(288)
Total deferred tax liabilities	(5,591)	(3,704)	(3,606)

Valuation allowance for state income tax benefit	(1,395)	(1,436)	(1,176)

Net deferred tax liabilities	$(1,292)	$(386)	$(889)

At year-end 2009, the Company had a net operating loss carryforward for state tax purposes of $3.2 million expiring in 2020, $6.2 million expiring in 2021, $7.9 million expiring in 2022 and an estimated $4.0 million expiring in 2023.  As of December 31, 2009 and 2008, the Company had no unrecognized tax benefits.  The Company's policy is to recognize penalties and interest on unrecognized tax benefits in Provision for Income Tax Expense in the Consolidated Statements of Income.  There were no amounts related to interest and penalties recognized for each of the years ended December 31, 2009, 2008 and 2007.  The tax years subject to examination by federal and state taxing authorities are the years ended December 31, 2009, 2008, 2007 and 2006.

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

As of December 31, 2009, the most recent notification from the Bank's primary regulatory authorities categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the institution's category.

The Company's and  the Bank's actual and minimum capital amounts and ratios are presented in the following table:

To Be Well
Capitalized Under
For Capital	Prompt Corrective
Actual	Adequacy Purposes	Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(In Thousands)
December 31, 2009:
Total Capital to Risk
Weighted Assets:
First Citizens Bancshares, Inc.	$86,307	13.6%	$50,956	8.0%	$	N/A	10.0%
First Citizens National Bank	85,811	13.5%	50,926	8.0%	63,658	10.0%

Tier I Capital to Risk
Weighted Assets:
First Citizens Bancshares, Inc.	78,336	12.3%	25,475	4.0%	N/A	6.0%
First Citizens National Bank	77,897	12.2%	25,457	4.0%	38,185	6.0%

Tier I Capital to
Average Assets:
First Citizens Bancshares, Inc.	78,336	8.3%	37,662	4.0%	N/A	5.0%
First Citizens National Bank	77,897	8.3%	37,677	4.0%	47,096	5.0%

December 31, 2008:
Total Capital to Risk
Weighted Assets:
First Citizens Bancshares, Inc.	$80,978	12.8%	$50,810	8.0%	$	N/A	10.0%
First Citizens National Bank	80,661	12.7%	50,770	8.0%	63,463	10.0%

Tier I Capital to Risk
Weighted Assets:
First Citizens Bancshares, Inc.	73,678	11.6%	25,406	4.0%	N/A	6.0%
First Citizens National Bank	73,361	11.6%	25,384	4.0%	38,077	6.0%

Tier I Capital to
Average Assets:
First Citizens Bancshares, Inc.	73,678	8.1%	36,250	4.0%	N/A	5.0%
First Citizens National Bank	73,361	8.1%	36,228	4.0%	45,285	5.0%

NOTE 16 - CAPITAL

The Company is subject to capital adequacy requirements imposed by the Federal Reserve.  In addition, the Bank is restricted by the Office of the Comptroller of the Currency from paying dividends in an amount in excess of the net earnings of the current year plus retained profits of the preceding two years.  As of December 31, 2009, $10 million of retained earnings were available for future dividends from the Bank to the Company.

Accumulated Other Comprehensive Income as of December 31, 2009 and 2008 was as follows (in thousands):

	December 31, 2009	December 31, 2008
Unrealized gain (loss) on cash flow hedge, net of tax	$(69)	$(113)
Unrealized gains (losses) on available-for-sale securities
without other-than-temporary impairment, net of tax	4,791	1,639
Unrealized losses on available-for-sale securities with
other-than-temporary impairment, net of tax	(466)	-
Total accumulated other comprehensive income	$4,256	$1,526

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

Activity in loans to executive officers, directors and their affiliates was as follows for the three years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Balance at Beginning of Period	$16,076	$17,247	$13,450
New Loans	6,369	10,665	5,887
Repayments	(11,870)	(11,836)	(2,090)
Balance at End of Period	$10,575	$16,076	$17,247

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

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business.  These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.  Balances of executive officers and directors on deposit as of December 31, 2009 and 2008 were $17.5 million and $15.2 million, respectively.

The Bank has invested in the construction of new branches and the operations center over the past three years.  Contracts for construction and/or renovation of branch facilities, operations center and leasehold improvements for the loan production offices were awarded on a competitive bid basis to a related party.  Contract payments were paid to the related party and totaled less than $60,000 in 2009 compared to $1.2 million and approximately $117,000 in years ended December 31, 2008 and 2007, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, including the collateral required, if deemed necessary by the Bank upon extension of credit, and is based on management's credit evaluation of the counter party. At December 31, 2009 and 2008, the Bank had outstanding loan commitments of $79.8 million and $115.0 million, respectively.  As of year-end 2009, variable rate commitments were $59.4 million and fixed rate commitments were $20.5 million. As of year-end 2008, variable rate commitments were $91.6 million and fixed rate commitments were $23.4 million. Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when deemed necessary. At December 31, 2009 and 2008, outstanding standby letters of credit totaled $4.5 million and $6.4 million, respectively.

In the normal course of business, the Bank extends loans, which are subsequently sold to other lenders, including agencies of the U.S. government.  Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan.  At December 31, 2009 and 2008, the Bank had no loans sold with recourse.

The Bank also had an off-balance sheet liability at December 31, 2009 and 2008 in the form of a $25 million standby letter of credit issued by FHLB on the Bank's behalf.  This letter of credit is used to collateralize public fund deposits.

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

NOTE 20 - FAIR VALUE MEASUREMENTS

Recurring Basis

The following are descriptions of valuation methodologies used for assets and liabilities measured at fair value on a recurring basis.

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 2% of the portfolio at December 31, 2009 and 2008.

The markets for TRUP CDOs and other similar securities were not active at December 31, 2008 or 2009.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at December 31, 2009.  Therefore, during 2009, a low market price for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given conditions in debt markets at December 31, 2009 and the relative inactivity in the secondary and new issue markets, the Company determined:

           Few observable transactions existed and market quotations that were available were not reliable for purposes of determining fair value as of December 31, 2009;

         An income valuation approach technique (present value technique) that maximized the use of relevant observable inputs and minimized the use of unobservable inputs were equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

         The Company's TRUP CDOs should be classified within Level 3 of the fair value hierarchy because significant adjustments were required to determine fair value at the measurement date.

The Company's TRUP CDO valuations were prepared by an independent third party. The third party's approach to determining fair value involved these steps as of December 31, 2008:

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

The third party's methodology was adjusted slightly in third quarter 2009 and the approach to determining fair value as of December 31, 2009 involved these steps:

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

           The calculations were modeled in 10,000 scenarios using a Monte Carlo engine;

           The expected cash flows for each scenario were discounted at the risk-free rate (three-month LIBOR) plus 300 basis points (for illiquidity) to calculate the present value of the security; and

           The prices were aggregated and the average price was used for valuation purposes.

The primary difference in the steps used to determine fair value as of December 31, 2008 compared to December 31, 2009 is basis for assignment of default probabilities being changed from an industry standard to an issuer specific basis.  This change resulted in lower overall default rates compared to default rates used in prior year and had a small positive impact on fair values as of December 31, 2009 compared to December 31, 2008.

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from 10% to 39% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

Cash Flow Hedge

The Company's cash flow hedge is valued by a third party vendor and based on matrix pricing using Level 2 inputs as specified in Note 1.

A summary of assets and liabilities as of December 31, 2009 and 2008 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
December 31, 2009:
Financial assets:
Securities available-for-sale	$-	$248,064	$1,727	$249,791
Financial liabilities:
Cash flow hedge	$-	$111	$-	$111

December 31, 2008:
Financial assets:
Securities available-for-sale	$-	$208,043	$2,342	$210,385
Financial liabilities:
Cash flow hedge	$-	$182	$-	$182

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Available-for-sale securities
Beginning balance	$2,342	$-
Total unrealized gains (losses) included in:
Net income	(651)	-
Other comprehensive income	36	-
Purchases, sales, issuances and settlements, net	-	-
Transfers in and (out) of Level 3	-	2,342
Ending balance	$1,727	$2,342

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge in 2009 or 2008.

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

A summary of assets as of December 31, 2009 and 2008 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
December 31, 2009:
Assets:
Impaired loans	$-	$-	$10,059	$10,059
Loans held for sale	-	2,741	-	2,741
Other real estate	-	-	10,527	10,527

December 31, 2008:
Assets:
Impaired loans	$-	$-	$12,200	$12,200
Loans held for sale	-	2,632	-	2,632
Other real estate	-	-	5,424	5,424

Fair Value Estimates

ASC 820 requires disclosure of the estimated fair value of financial instruments for interim and annual periods.  The following assumptions were made and methods applied to estimate the fair value of each class of financial instruments not measured at fair value on the Consolidated Balance Sheets:

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

Federal Home Loan Bank and Federal Reserve Bank Stock

Carrying amounts of capital stock of the FHLB of Cincinnati and Federal Reserve Bank of St. Louis approximate fair value.

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

Fixed-Rate Deposits

                For fixed-rate certificates of deposit, fair values are estimated utilizing discounted cash flow analyses, which apply interest rates currently being offered on certificates of deposits to a schedule of aggregated monthly maturities on time deposits.

Other Borrowings

For securities sold under repurchase agreements payable upon demand, the carrying amount is a reasonable estimate of fair value.  For securities sold under repurchase agreements for a fixed term, fair values are estimated using the same methodology as fixed rate time deposits discussed above.  The fair value of the advances from the FHLB and other long-term borrowings are estimated by discounting the future cash outflows using the current market rates.

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of year-end 2009 and 2008 was as follows (in thousands):

		2009			2008
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
Financial assets

Cash and cash equivalents	$32,347		$32,347	$40,704		$40,704
Investment securities	249,791		249,791	210,500		210,500
Loans	587,398			596,758
Less: allowance for loan losses	(8,784)			(7,300)
Loans, net of allowance	578,614		579,465	589,458		593,336
Loans held for sale	2,741		2,741	2,632		2,632
Accrued interest receivable	5,405		5,405	5,581		5,581
Federal Reserve Bank and Federal
Home Loan Bank Stock	5,684		5,684	5,684		5,684
Other real estate	10,527		10,527	5,424		5,424
Bank-owned life insurance	21,116		21,116	20,627		20,627

Financial liabilities

Deposits	$752,146		$754,452	$734,915		$738,466
Short-term borrowings	37,629		37,679	33,765		33,811
Other borrowings	75,282		76,307	73,843		75,913
Other liabilities	7,186		7,186	7,971		7,971

Off-balance sheet arrangements

Commitments to extend credit	$79,776		$79,776	$114,982		$114,982
Standby letters of credit	4,534		4,534	6,442		6,442

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

The Company annually contributes amounts equal to 3% of total eligible compensation to the 401(k) Plan and 7% of total eligible compensation through 2008.  In 2009, the plan was changed to a discretionary percentage of total eligible compensation to the ESOP.  The discretionary percentage of total eligible compensation for 2009 was 2%.  Total eligible compensation for both plans consists of total compensation subject to income tax.  Total eligible compensation includes any salary deferrals made through the 401(k) Plan and Section 125 Cafeteria Plan and is subject to maximum limits set annually by the IRS.  Each participant may also elect to defer up to 75% of his or her pay into the 401(k) Plan, subject to dollar limitations imposed by law.

Employer cash contributions to the 401(k) Plan totaled approximately $362,000 in 2009, $339,000 in 2008 and $346,000 in 2007.  Cash contributions to the ESOP totaled approximately $243,000 in 2009, $785,000 in 2008 and $851,000 in 2007.  Cash contributions to the 401(k) Plan and ESOP are reported in Salaries and Employee Benefits in Other Expenses on the Consolidated Statements of Income.

The ESOP is a non-leveraged plan and all shares owned by the ESOP were allocated to participants as of December 31, 2009 and 2008.  Cash dividends paid by the Company on common stock held by the ESOP are charged to retained earnings.  All shares owned by the ESOP are considered outstanding for earnings per share computations.  In the event a terminated or retired ESOP participant desires to sell his or her shares of Company common stock, or if certain employees elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.  The ESOP owned 754,985 shares of Company common stock with an estimated fair value of $24.2 million as of December 31, 2009 and 735,223 shares of Company common stock with an estimated fair value of $22.8 million as of December 31, 2008.

NOTE 22 - CONDENSED FINANCIAL INFORMATION

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2009 and 2008
(In Thousands)

	2009	2008
ASSETS
Cash	$206	$69
Investment in subsidiaries	94,493	87,311
TOTAL ASSETS	$94,699	$87,380

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long term debt	$10,310	$10,310
Accrued expenses	77	62
TOTAL LIABILITIES	10,387	10,372

STOCKHOLDERS' EQUITY	84,312	77,008
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,699	$87,380

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Income Statements
Years ended December 31, 2009 and 2008
(In Thousands)

	2009	2008
INCOME
Dividends from bank subsidiary	$4,195	$5,268
Other income	9	22
TOTAL INCOME	4,204	5,290

EXPENSES
Interest expense	288	538
Other expenses	204	165
TOTAL EXPENSES	492	703

Income before income taxes and equity in undistributed
Net income of bank subsidiary	3,712	4,587
Income tax expense (benefit)	(164)	(257)
	3,876	4,844
Equity in undistributed net income of bank subsidiary	4,451	2,685
NET INCOME	$8,327	$7,529

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
Years ended December 31, 2009 and 2008
(In Thousands)

	2009	2008
Operating activities
Net income	$8,327	$7,529
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed income of subsidiary	(4,451)	(2,685)
Increase (decrease) in other liabilities	15	(38)
Net cash provided by operating activities	$3,891	$4,806

Financing activities
Payment of dividends and payments in lieu of fractional shares	(3,770)	(4,205)
Payment of principal on long term debt	0	(755)
Treasury stock transactions - net	16	(10)
Net cash used by financing activities	(3,754)	(4,970)

Increase (decrease) in cash	137	(164)

Cash at beginning of year	69	233

CASH AT END OF YEAR	$206	$69

NOTE 23 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	E.P.S.	E.P.S.
	Income	Income	Income	Basic	Diluted
2009
First Quarter	$12,207	$7,609	$1,779	$0.49	$0.49
Second Quarter	12,124	8,069	2,285	0.63	0.63
Third Quarter	12,376	8,631	2,418	0.67	0.67
Fourth Quarter	12,304	8,889	1,845	0.51	0.51

Total	$49,011	$33,198	$8,327	$2.30	$2.30

2008
First Quarter	$13,384	$7,092	$2,131	$0.59	$0.59
Second Quarter	13,091	7,390	2,265	0.62	0.62
Third Quarter	13,255	7,766	1,072	0.30	0.30
Fourth Quarter	12,737	7,585	2,061	0.57	0.57

Total	$52,467	$29,833	$7,529	$2.08	$2.08

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in the Company's independent registered public accounting firm for the two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company, under supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended.  Based upon that evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting during the quarter ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management's report and the attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information appearing in the sections entitled "Proposal 1: Election of Directors," "General Information - Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance - Code of Ethics," "General Information - Proposals by Shareholders/Director Selection," "Audit Committee Report" and "Corporate Governance - Committees of the Board of Directors" of the Company's 2010 Proxy Statement is incorporated herein by reference.

Executive Officers

The following information relates to the executive officers of the Company, as of December 31, 2009:

Name	Age	Position and Office
Jeffrey D. Agee	49

Appointed CEO of the Company and the Bank in April 2007.  Appointed President of the Company and the Bank in April 2006.  Mr. Agee is a Certified Public Accountant and served as Executive Vice President of the Company from August 1999 to April 2006 and Chief Financial Officer of the Company from August 1999 to June 2004.  Employed by the Company since 1982.  Elected to the Board in July 2005.

Sherrell Armstrong	47

Appointed Executive Vice President and Chief Credit Officer of the Bank on January 1, 2007. Mr. Armstrong served as Executive Vice President and Loan Administrator of the Company from 2003 to 2007. He also previously served as Senior Vice President of the Company from 2002 to 2003 as well as a Vice President and Commercial Lender of the Company from 1997 to 2002. Employed by the Company since June 1997.

Laura Beth Butler	34

Appointed Senior Vice President and Chief Financial Officer of the Bank and the Company in June 2004.  Promoted to Executive Vice President of the Company in April 2009.  Ms. Butler is a Certified Public Accountant and served as Senior Audit Manager of the banking practice of a local accounting firm from 2000 to 2004.

Christian Heckler	42	Appointed Regional President of the Southwest Region for the Bank in April 2006. Previously served as Community Bank President and Commercial Lender of the Bank. Elected to the Board in June 2006.

Judy Long	55

Vice President and Secretary to the Board of the Company. Appointed Executive Vice President and Chief Operations Officer of the Company and Secretary of the Board of both the Bank and the Company in August 1999.  Ms. Long served as Senior Vice President and Chief Operations Officer and Secretary to the Company prior to this appointment.  She served as Senior Vice President and Administrative Officer previous to November 1997, and Vice President and Loan Operations Manager of the Company from 1992 to 1996.  Employed by the Company on July 19, 1974.

Bennett Ragan, Jr.	61

Appointed Regional President-Dyer County of the Company in March 2007 and named Executive Officer of the Company in April 2008.  Mr. Ragan served as Senior Vice President, Green Village Branch Manager and Commercial Lender of the Company from July 2003 to March 2007.

Katie S. Winchester	69

Chairman of the Board of the Company and the Bank since April 2005.  Vice Chairman of Board of the Company from 2000 to 2005.  Employed by the Company since 1961.  Served as Executive Vice President and Secretary of Board of the Company from 1986 to 1992.  She served as CEO of the Company and the Bank from 1996 to 2007 and served as President of the Company from 1992 to 2006.  Ms. Winchester was elected to the Bank and the Company Boards in 1990.

ITEM 11.  EXECUTIVE COMPENSATION.

Information appearing in the sections entitled "Compensation Discussion and Analysis," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the Company's 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information appearing in the sections entitled "Certain Relationships and Related Transactions" and "Corporate Governance - Director Independence" of the Company's 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information appearing in the section entitled "Proposal 2: Ratification of Independent Registered Public Accounting Firm" of the Company's 2010 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  Financial Statements.  The following financial statements of the Company are set forth in Item 8 above:

  Reports of Independent Registered Public Accounting Firm;
  Consolidated Balance Sheets as of December 31, 2009 and 2008;
  Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007;
  Consolidated Statements of Changes in Shareholders' Equity and Other Comprehensive Income for the years ended December 31, 2009, 2008 and 2007;
  Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and
  Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules.  All schedules are omitted because they are not applicable or are not required, or because the information is included in the consolidated financial statements and notes thereto included herein.

3. Exhibits.  The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number                 Description

3.1                          Charter of First Citizens Bancshares, Inc., as amended (1)

3.2                          Bylaws of First Citizens Bancshares, Inc., as amended (1)

10.1                      Form of Amendment to Executive Employment Agreement for Jeffrey D. Agee and Judy D. Long (1)*

10.2                      Form of First Citizens National Bank Amended and Restated Split Dollar Agreement (1)*

10.3                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Jeffrey D. Agee, dated April 21, 1994 (1)*

10.4                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Katie S. Winchester, dated December 28, 2007 (1)*

10.5                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Judy D. Long, dated April 15, 1998 (1)*

10.6                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Ralph E. Henson, dated July 1, 2006 (1)*

10.7                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Stallings Lipford, dated December 28, 2007 (1)*

10.8                      Form of First Citizens National Bank Imputed Income Tax Reimbursement Agreement (1)*

21                           Subsidiaries of the Registrant

31.1                        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________

(1)           Previously filed as an exhibit to First Citizens Bancshares, Inc.'s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2009 and incorporated herein by reference.

*              Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

                                    Date: March 15, 2010                               /s/  JEFFREY D. AGEE
                                                                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2010.

/s/ Jeffrey D. Agee	/s/ Larry W. Gibson	/s/ Green Smitheal III
Jeffrey D. Agee	Larry W. Gibson	Green Smitheal III
President and Chief Executive Officer; Director	Director	Director

/s/ Eddie E. Anderson	/s/ Christian E. Heckler	/s/ David R. Taylor
Eddie E. Anderson Director	Christian E. Heckler Director	David R. Taylor Director

/s/ J. Walter Bradshaw	/s/ Ralph E. Henson	/s/ Larry S. White
J. Walter Bradshaw Director	Ralph E. Henson Director	Larry S. White Director

/s/ Laura Beth Butler	/s/ Barry T. Ladd	/s/ Dwight S. Williams
Laura Beth Butler Chief Financial Officer	Barry T. Ladd Director	Dwight S. Williams Director

/s/ J. Daniel Carpenter	/s/ John M. Lannom	/s/ Katie S. Winchester
J. Daniel Carpenter Director	John M. Lannom Director	Katie S. Winchester Director

/s/ William C. Cloar	/s/ Stallings Lipford	/s/ Joseph S. Yates
William C. Cloar Director	Stallings Lipford Director	Joseph S. Yates Director

/s/ Richard W. Donner	/s/ Milton E. Magee
Richard W. Donner Director	Milton E. Magee Director

/s/ Bentley F. Edwards	/s/ Allen Searcy
Bentley F. Edwards Director	Allen Searcy Director