Form 10-Q
period 2010-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2010-05-07
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED MARCH 31, 2010

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

Of the registrant's only class of common stock (no par value) there were 3,625,619 shares outstanding as of April 30, 2010.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(In Thousands)

	March 31, 2010	December 31, 2009
ASSETS	(UNAUDITED)	(1)

Cash and due from banks	$15,018	$21,177
Federal funds sold	27,427	11,170
Cash and cash equivalents	42,445	32,347
Investment securities:
available-for-sale, stated at market	249,277	249,791
Loans (excluding unearned income of $393 at March 31, 2010
and $434 at December 31, 2009)	576,978	587,398
Less: allowance for loan losses	8,979	8,784
Net loans	567,999	578,614
Loans held-for-sale	1,667	2,741
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	30,557	30,525
Accrued interest receivable	5,324	5,405
Goodwill	11,825	11,825
Other intangible assets	183	204
Other real estate owned	11,035	10,527
Bank owned life insurance policies	21,267	21,116
Other assets	7,706	7,776
TOTAL ASSETS	$954,969	$956,555

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits	$93,031	$100,504
Interest bearing time deposits	351,694	356,442
Interest bearing savings deposits	304,390	295,200
Total deposits	749,115	752,146
Securities sold under agreements to
repurchase	34,979	36,881
Federal funds purchased and other short
term borrowings	723	748
Other borrowings	76,148	75,282
Other liabilities	6,986	7,186
Total liabilities	867,951	872,243

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(In Thousands)

	March 31, 2010	December 31, 2009
	(UNAUDITED)	(1)
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at March 31, 2010 and 3,717,593
issued and outstanding at December 31, 2009	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	65,073	63,448
Accumulated other comprehensive income	5,311	4,256
Total common stock and retained earnings	89,433	86,753
Less-92,575 treasury shares, at cost as of December 31, 2009
and 93,094 treasury shares, at cost as of December 31, 2008	2,415	2,441
Total shareholders' equity	87,018	84,312

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$954,969	$956,555

(1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009

Interest income:
Interest and fees on loans	$9,179	$9,489
Interest income on securities:
Taxable	1,646	1,948
Tax-exempt	973	694
Dividends	61	55
Other interest income	13	21
Total interest income	11,872	12,207

Interest expense:
Interest expense on deposits	2,241	3,553
Other interest expense	950	1,045
Total interest expense	3,191	4,598

Net interest income	8,681	7,609

Provision for loan losses	2,000	2,400

Net interest income after provision	6,681	5,209

Non-interest income
Mortgage banking income	188	302
Income for fiduciary activities	171	166
Service charges on deposits accounts	1,642	1,577
Brokerage fees	312	277
Gain on sale of securities	472	724
Loss on sale of foreclosed property	(16)	(86)
Earnings on bank owned life insurance	192	202
Other non-interest income	421	453
Total non-interest income	3,382	3,615

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009

Total other-than temporary impairment losses	$(50)	$-
Portion of loss recognized in other
comprehensive income (before taxes)	114	-
Net impairment losses recognized in earnings	(164)	-

Non-interest expense
Salaries and employee benefits	4,031	3,647
Net occupancy expense	439	438
Depreciation expense	438	449
Data processing expense	343	282
Legal fees	56	31
Stationary and office supplies	62	68
Amortization of intangibles	21	21
Advertising and promotions	180	134
FDIC insurance premium expense	300	255
Other real estate expense	147	117
Other non-interest expense	1,202	1,135
Total non-interest expense	7,219	6,577

Net income before income taxes	2,680	2,247

Income taxes	511	468

Net income	$2,169	$1,779

Earnings per share	$0.60	$0.49

Weighted average number of shares outstanding	3,625,560	3,625,257

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
AS OF MARCH 31, 2010 AND 2009
(In Thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009

Balance beginning of period	$84,312	$77,008
Net income	2,169	1,779
Other comprehensive income
Changes in available for sale investments	1,018	1,177
Changes in derivatives	37	32
Comprehensive income	3,224	2,988

Cash dividend declared	(544)	(1,051)
Common stock issued
Common stock repurchased, net	26	16
Balance end of period	$87,018	$78,961

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars In Thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009

Net cash provided by operating activities	$5,002	$2,732

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	115
Proceeds of maturities of available-for-sale securities	10,352	9,332
Proceeds of sales of available-for-sale securities	13,399	16,276
Purchase of available-for-sale securities	(21,217)	(28,512)
Decrease (Increase) in loans-net	7,015	3,323
Proceeds from sale of other real estate	624	624
Purchases of premises and equipment	(470)	(183)
Net cash (used) by investing activities	9,703	975

Financing activities:
Net increase (decrease) in demand and savings
Accounts	1,717	1,183
Increase (decrease) in time deposits	(4,748)	(14,622)
Increase (decrease) in other borrowings	866	1,857
Treasury stock purchases, net	26	16
Cash dividends paid	(541)	(1,051)
Net increase (decrease) in short-term borrowings	(1,927)	7,069
Net cash provided by financing activities	(4,607)	(5,548)

Increase (decrease) in cash and cash equivalents	10,098	(1,841)

Cash and cash equivalents at beginning of period	32,347	40,704

Cash and cash equivalents at end of period	$42,445	$38,863

Supplemental cash flow disclosures:
Interest payments, net	$3,259	$4,560
Income taxes paid, net	-	350
Transfers from loans to foreclosed assets	1,865	1,760
Transfers from foreclosed assets to loans	740	757

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2010, the consolidated statements of income for the three months ended March 31, 2010 and 2009 the consolidated statements of cash flows for the three-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior year balances have been reclassified to conform to current year presentation.  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc. (the "Company"), and its subsidiary, First Citizens National Bank (the "Bank").  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in other assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly owned subsidiaries, First Citizens Financial Plus and First Citizens Investments, Inc., which are consolidated into its financial statements.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company recognized loans as impaired with carrying values of approximately $20.7 million as of March 31, 2010 and $10.0 million as of December 31, 2009.  Specific allocations in the reserve for loan losses related to impaired loans totaled $2.6 million as of March 31, 2010 and approximately $450,000 at December 31, 2009.  Average investment in impaired loans in first quarter 2009 was $15.5 million compared to $14.0 million during year ended December 31, 2009, respectively.  Interest income recognized on impaired loans on an accrual basis is approximately $149,000 for first quarter 2010 compared to approximately $208,000 for first quarter 2009.

NOTE 5 - INVESTMENT SECURITIES AND DERIVATIVE TRANSACTIONS

The amortized cost and fair value of securities as of March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2010:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$149,040	$4,656	$(36)	$153,660
Obligations of states and political subdivisions	88,454	5,134	(57)	93,531
All others	3,125	10	(1,049)	2,086
Total available-for-sale securities	$240,619	$9,800	$(1,142)	$249,277

As of December 31, 2009:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$153,924	$4,774	$(240)	$158,458
Obligations of states and political subdivisions	85,574	3,735	(98)	89,211
All others	3,289	4	(1,171)	2,122
Total available-for-sale securities	$242,787	$8,513	$(1,509)	$249,791

There were no securities classified as held-to-maturity or trading as of March 31, 2010 or December 31, 2009.

The following table summarizes contractual maturities of debt securities available-for-sale as of March 31, 2010 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,871	$1,911
After one year through five years	16,456	17,210
After five years through ten years	32,947	34,767
After ten years	189,315	195,349
	$240,589	$249,237
Equity securities	30	40
Total securities	$240,619	$249,277

Sales and gains (losses) on sale of available-for-sale securities are presented as follows (in thousands):

	Gross Sales	Gains	Losses	Net
Quarter ended March 31,
2010 - Securities Available-for-Sale	$13,399	$472	$-	$472
2009 - Securities Available-for-Sale	23,758	724	-	724

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
	(In Thousands)
Securities Available-for-Sale:
U.S. Treasury Securities and
Obligations of U.S. Government
Corporations and Agencies	$(35)	$10,836	$(1)	$37	$(36)	$10,873

Obligations of States and Political
Subdivisions	(35)	1,644	(22) *	1,690	(57)	3,334

Other Debt Securities	-	-	(1,049)	2,045	(1,049)	2,045

Total Securities Available-for -Sale	$(70)	$12,480	$(1,072)	$3,772	$(1,142)	$16,252

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

As of March 31, 2010, the Company had 21 debt securities with unrealized losses, with 12 of those securities having been in an unrealized loss position for greater than 12 months.  Of the 21 debt securities, four corporate bonds accounted for approximately 92% of the unrealized gross losses as of March 31, 2010.  The remaining 17 bonds with unrealized loss positions as of March 31, 2010 consisted of 11 municipal bonds and six agency MBSs or CMOs.  Of the 11 municipal bonds, six had been in an unrealized loss for more than 12 months as of March 31, 2010.  Of the six agency MBSs, two have been in an unrealized loss position for more than 12 months.  The securities in an unrealized loss position as of March 31, 2010 have been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports.  With respect to unrealized losses on municipal and agency and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary as of March 31, 2010 and asserts positive intent and ability to hold such investments until anticipated recovery.  The unrealized losses on the agency and municipal securities are considered immaterial on an individual basis and in the aggregate and have not been recognized for other-than-temporary impairment.

Four corporate bonds accounted for $1.0 million of the $1.1 million unrealized loss as of March 31, 2010.  Three of the four corporate debt securities are pooled collateralized debt obligation securities that are backed by trust-preferred securities ("TRUP CDOs") issued by banks, thrifts and insurance companies.  The fourth bond is an individual corporate debt security.  All four of these bonds were rated below investment grade (BBB) by Moody's and/or S&P as of March 31, 2010.

At March 31, 2010, the one single-issuer corporate debt security carried an amortized cost of approximately $458,000 and a gross unrealized loss aggregating approximately $52,000 reflected in other comprehensive income.  The single issuer corporate debt security paid according to terms in 2009 and 2010 and is projected to continue paying according to terms going forward.  Based on management's review of the financial condition of the issuer including current capital levels, this bond has not been recognized for other-than-temporary impairment.  As of March 31, 2010, Management believes that the unrealized loss was attributable primarily to market factors and asserts positive intent and ability to hold the bond until anticipated recovery.

The three TRUP CDOs have an aggregate book value of $2.7 million and fair market value of $1.6 million and each of the three are the mezzanine or "B" class tranches.  One of the bonds has a book value of $1 million and fair value of approximately $596,000 with the unrealized loss reflected in accumulated other comprehensive income as of March 31, 2010.  This bond has experienced only one deferral (4% of performing collateral) and no defaults.  This bond has not experienced an adverse change in projected cash flows as quarterly testing through first quarter 2010 for this bond yielded present value of projected cash flows above book value.  Therefore, no other-than-temporary impairment has been recognized to date on this bond.

The other two TRUP CDOs had an aggregate book value of $1.7 million and aggregate fair value of $1.0 million as of March 31, 2010.  These two bonds have been recognized for other-than-temporary impairment because of adverse changes in present value of projected cash flows resulting from multiple deferrals and defaults during quarterly testing beginning with second quarter 2009 through first quarter 2010.  The credit component of other-than-temporary impairment on these two securities totaled approximately $164,000 and was reflected in earnings for first quarter ended March 31, 2010.  The gross unrealized loss related to factors other than credit totaled approximately $593,000 that was reflected in accumulated other comprehensive income net of applicable taxes as of March 31, 2010.  The credit component of the unrealized loss was based on the difference between the book value of the security and the present value of projected cash flows as March 31, 2010.

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

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities for first quarter ended March 31 for the years presented  (in thousands):

	2010	2009

Balance of credit losses on available-for-sale securities	$-	$-
Additions for credit losses for which an OTTI loss was not previously recognized	-	-
Additions for credit losses for which an OTTI loss was previously recognized	164	-
Balance of credit losses on available-for-sale securities	$164	$-

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

The value of the derivative was a liability of approximately $51,000 as of March 31, 2010 and $111,000 as of December 31, 2009.  The value of the cash flow hedge improved in 2010 as it approaches it maturity date in June 2010.  Therefore, the liability decreased approximately $50,000 and related negative accumulated other comprehensive income also improved by approximately $37,000 during the quarter ended March 31, 2010.  There were no reclassification adjustments to other comprehensive income for gains or losses related to the cash flow hedge for any of the periods presented in the Consolidated Financial Statements.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized and is tested for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  The goodwill impairment test is conducted in first quarter annually and is a two-step test.  The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  Currently the Company has one reporting unit and does not meet the tests to segment under generally accepted accounting standards.  If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of March 31, 2010.  In the event our stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of the reportable date is $11.8 million or 1.24% of total assets or 13.59% of total capital.

Amortization expense of the other identifiable intangibles was approximately $21,000 for each of first quarters in 2010 and 2009.

NOTE 7 - OTHER BORROWINGS

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

The Bank had secured advances from the FHLB totaling $66 million as of March 31, 2010 and $65.0 million as of December 31, 2009.  FHLB borrowings are comprised primarily of fixed rate positions with principal due at call date or maturity date ranging from 1.89% to 6.55%.  Most of these FHLB borrowings have quarterly call features and maturities range from 2010 to 2017.  Most of the advances with call features when called offer the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that total $1.8 million as of March 31, 2010 and $2.0 million as of year end 2009.  These smaller balance advances have rates ranging from 3.34% to 7.55% and maturities range from 2010 to 2019.  Obligations are secured by loans totaling $375 million consisting of the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of $19 million as of March 31, 2010.

NOTE 8 - BANK OWNED LIFE INSURANCE

The Bank has a significant investment in bank-owned life insurance policies ("BOLI") and provides the associated fringe benefit to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $21.3 million and $21.1 million as of March 31, 2010 and December 31, 2009, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $192,000 and $202,000 for first quarters ended March 31, 2010 and 2009, respectively.

The Company adopted guidance in ASC 715-60 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle was recorded January 1, 2008 in the amount of $1.9 million to accrue the post-retirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is reflected in Salaries and Employee Benefits on the Consolidated Income Statements and was approximately $48,000 for the quarter ended March 31, 2010 and approximately $41,000 for the quarter ended March 31, 2009.   The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.3 million as of March 31, 2010 and as of December 31, 2009.

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

Effective January 1, 2008, the Company adopted ASC 820, which permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions enabling the Company to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of ASC 820 on January 1, 2008 did not have a material impact on the Company’s financial condition or results of operation.

Recurring Basis

The following are descriptions of valuation methodologies used for assets and liabilities measured at fair value on a recurring basis.

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 2% of the portfolio at March 31, 2010 and December 31, 2009.

The markets for TRUP CDOs and other similar securities were not active at March 31, 2010 or December 31, 2009.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at March 31, 2010.  Therefore, during 2009 and 2010, a low market price for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given conditions in debt markets at March 31, 2010 and December 31, 2009 and the relative inactivity in the secondary and new issue markets, the Company determined:

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

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from 11% to 49% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

Cash Flow Hedge

The Company's cash flow hedge is valued by a third party vendor and based on matrix pricing using Level 2 inputs as specified in Note 1.

A summary of assets and liabilities as of March 31, 2010 and December 31, 2009 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
March 31, 2010:
Financial assets:
Securities available-for-sale	$-	$247,636	$1,641	$249,277
Financial liabilities:
Cash Flow Hedge	$-	$51	$-	$51

December 31, 2009:
Financial assets:
Securities available-for-sale	$-	$248,064	$1,727	$249,791
Financial liabilities:
Cash Flow Hedge	$-	$111	$-	$111

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Available-for-sale securities
Beginning balance	$1,727	$2,342
Total unrealized gains (losses) included in:
Net income	(164)	-
Other comprehensive income	78	(863)
Purchases, sales, issuances and settlements, net	-	-
Transfers in and (out) of Level 3	-	-
Ending balance	$1,641	$1,479

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge first quarters ended March 31, 2010 or 2009.

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

A summary of assets as of March 31, 2010 and December 31, 2009 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
March 31, 2010:
Assets:
Impaired Loans	$-	$-	$20,707	$20,707
Loans held for sale	-	1,667	-	1,667
Other real estate			11,035	11,035

December 31, 2009:
Assets:
Impaired Loans	$-	$-	$10,059	$10,059
Loans held for sale	-	2,741	-	2,741
Other real estate			10,527	10,527

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and Cash Equivalents	$42,445	$42,445	$32,347	$32,347
Investment Securities	249,277	249,277	249,791	249,791
Loans	576,978		587,398
Less: Allowance for Loan Losses	(8,979)		(8,784)
Loans, Net of Allowance	567,999	568,655	578,614	579,465
Loans Held for Sale	1,667	1,667	2,741	2,741
Accrued Interest Receivable	5,324	5,324	5,405	5,405
Federal Reserve Bank and Federal
Home Loan Bank Stock	5,684	5,684	5,684	5,684
Other Real Estate	11,035	11,035	10,527	10,527
Bank Owned Life Insurance	21,267	21,267	21,116	21,116

Financial Liabilities
Deposits	$749,115	$751,181	$752,146	$754,452
Short-term borrowings	35,702	35,872	37,629	37,679
Other borrowings	76,148	77,274	75,282	76,307
Other Liabilities	7,186	7,186	7,186	7,186

Unrecognized Financial Instruments
Commitments to Extend Credit	$80,095	$80,095	$79,776	$79,776
Standby Letters of Credit	4,490	4,490	4,534	4,534

NOTE 10 - SUBSEQUENT EVENTS

The Company has reviewed subsequent events through May 4, 2010, the date the financial statements were available to be issued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Results of operations for first quarter 2010 reflect net income of $2.1 million driven by stable core income streams and strong net interest margin.  Net income increased approximately $390,000 and earnings per share increased $0.11 or 22% when comparing the first quarters of 2010 and 2009.  Increased earnings are attributable to increase in net interest income of $1 million in first quarter 2010 over first quarter 2009 and reduced provision for loan losses of $2.0 million for first quarter 2010 compared to a provision of $2.4 million first quarter 2009.  Net loan charge-offs for first quarter 2010 totaled $1.8 million compared to $1.3 million in first quarter 2009.  Reserve for losses on loans as a percent of total loans was 1.56% as of March 2010, 1.50% as of December 2009 and 1.43% as of March 2009.

Total assets remained flat in first quarter 2010 compared to year-end 2009 as a result of strategic efforts to continue growth at a cautious pace and due to weak overall loan demand.  Strategic efforts continue to focus on preservation of capital and maintaining prudent liquidity position rather than aggressive growth until economic and market conditions improve.  Loan totals decreased by $10.4 million or 1.8% (annualized 7.1%) during first quarter 2010.

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratio for first quarter ended March 31, 2010, 2009 and 2008 was 58.22%, 56.79%, and 68.62%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio is 7.39% as of first quarter ended March 31, 2010 compared to 7.02% and 7.46% as of first quarter ended March 31, 2009 and 2008, respectively.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows for the quarter ended March 31, 2010, 2009 and 2008:

	2010	2009	2008
Efficiency ratio:
Net interest income(1)	$9,182	$7,967	$7,379
Non-interest income(2)	3,218	3,615	3,301
Total revenue	12,400	11,582	10,680

Non-interest expense	7,219	6,577	7,329
Efficiency ratio	58.22%	56.79%	68.62%

Tangible common equity ratio:
Total equity capital	$87,018	$78,873	$80,985
Less:
Accumulated other comprehensive income	5,311	2,735	2,714
Goodwill	11,825	11,825	11,825
Other intangible assets	183	268	352
Tangible common equity	$69,699	$64,045	$66,094

Total assets	$954,969	$924,579	$897,718
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	183	268	352
Tangible assets	$942,961	$912,486	$885,541

Tangible common equity ratio	7.39%	7.02%	7.46%

___________________

(1)           Net interest income includes interest and rates on securities that are non-taxable for federal income tax purposes that are presented on a taxable equivalent basis based on federal statutory rate of 34%.

(2)           Non-interest income is presented net of any credit component of other-than-temporary impairment on available-for-sale securities recognized against earnings for the years presented.

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

The Company owns two lots in Jackson, Tennessee, that are intended for construction of full service branches but construction is temporarily on hold because of current economic conditions.  Construction of these facilities is expected to commence in the next two to five years.

FORWARD-LOOKING STATEMENTS

Information contained herein includes forward-looking statements with respect to the beliefs, plans, risks, goals and estimates of the Company.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management’s control.  When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "will," "intend," "is likely," "going forward," "may" and other expressions are intended to identify forward-looking statements.  These forward-looking statements are within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may include, but are not limited to, capital resources, strategic planning, acquisitions or de novo branching, ability to meet capital guidelines, governmental regulations, construction of new branch locations, dividends, critical accounting policies, allowance for loan losses, fair value estimates, goodwill, occupancy and depreciation expense, held-to-maturity securities, available-for-sale securities, trading securities, cash flows, diversification in the real estate loan portfolio, interest income, maturity of loans, loan impairment, loan ratings, maturity and re-pricing of deposits, borrowings with call features, dividend payout ratio, off-balance sheet arrangements, the impact of recently issued accounting standards, changes in funding sources, liquidity, interest rate sensitivity, net interest margins, payment status of corporate debt securities, non-accrual status of loans, contractual maturities of mortgage-backed securities and collateralized mortgage obligations, other-than-temporary impairment of securities, amortization expense, deferred tax assets, independent appraisals for collateral, property enhancement or additions, efficiency ratio, ratio of assets to employees, net income, changes in interest rates, loan policies, categorization of loans, maturity of FHLB borrowings and the effectiveness of internal control over financial reporting.

Forward-looking statements are based upon information currently available and represent management’s expectations or predictions of the future. As a result of risks and uncertainties involved, actual results could differ materially from such forward-looking statements. The potential factors that could affect the Company’s results include but are not limited to:

·         Changes in general economic and business conditions;

·         Changes in market rates and prices of securities, loans, deposits and other financial instruments;

·         Changes in legislative or regulatory developments affecting financial institutions in general, including changes in tax, banking, insurance, securities or other financial service related laws;

·         Changes in government fiscal and monetary policies;

·         The ability of the Company to provide and market competitive products and services;

·         Concentrations within our loan portfolio;

·         Fluctuations in prevailing interest rates and the effectiveness of the Company's interest rate hedging strategies;

·         The Company's ability to maintain credit quality;

·         The effectiveness of the Company's risk monitoring systems;

·         The ability of the Company's borrowers to repay loans;

·         The availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity;

·         Geographic concentration of the Company's assets and susceptibility to economic downturns in that area;

·         The ability of the Company to attract, train and retain qualified personnel;

·         Changes in consumer preferences; and

·         Other factors generally understood to affect financial results of financial services companies.

The Company undertakes no obligation to update its forward-looking statements to reflect events or circumstances that occur after the date of this quarterly report on Form 10-Q.

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

RESULTS OF OPERATIONS

Results of operations for first quarter 2010 compared to first quarter 2009 reflect stable core income streams, strong net interest margin and reduced provision for loan losses.  Key performance metrics for the Company reflect preservation of capital and the impact of increased net interest income in first quarter 2010 compared to first quarter of prior years. Such key metrics are as follows:

	AS OF MARCH 31,
	2010	2009	2008	2007	2006
Percentage of net income to:
Average total assets	0.92%	0.78%	0.97%	0.98%	1.06%
Average shareholders'
equity	10.22%	9.14%	11.65%	11.73%	13.55%
Percentage of dividends
declared per common
share to net income	25.08%	59.08%	49.32%	52.41%	48.59%
*Percentage of average
shareholders' equity to
average total assets	9.77%	9.30%	9.07%	9.09%	8.63%

*Represents primary capital including the allowance for loan losses.

Earnings per share increased $0.11 or 21.9% when comparing the first quarters of 2010 and 2009.  The increase in earnings per share is a result of increased net interest income and reduced provision for loan losses that is partially offset by reduced net gain on sale of available-for-sale securities, other-than-temporary impairment of available-for-sale securities and increased other non-interest expenses.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased $1 million or 14.1%, when comparing first quarter 2010 to first quarter 2009.  The net yield on average earning assets for the first quarters of 2010 and 2009 decreased, from 6.10% to 5.85%.  Cost of interest bearing liabilities decreased from 2.46% in first quarter 2009 to 1.67% in first quarter 2010.  Net interest margin for first quarter 2010 was 4.34%, which reflects an increase of 47 basis points above first quarter 2010 and increased 14 basis points compared to 4.20% for the year ended December 31, 2009.  First quarter 2010 net interest margin improved as cost of interest-bearing liabilities decreased more than the decreased yield on interest-earning assets.  The Company has historically maintained stable net interest margins in the range of 3.50% to 4.00% as federal funds rates fluctuated between 0.00% and 5.25%.  However, during the unique historically low extended low rate period during 2009, net interest margins have steadily improved due to the Company's ability to re-price liabilities downward at a faster pace than declining yields on earning assets.

Average earning assets to total average assets is 91.1% compared to peer of 93.6% as of December 31, 2009.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $52 million or 5.4% of total assets as of March 31, 2010.  The statement of cash flows reflects fixed assets purchases of approximately $470,000 during first quarter 2010.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $192,000 in first quarter 2010 compared to approximately $202,000 in first quarter 2009.

Average interest-bearing deposits in first quarter 2010 compared to the same period in 2009 reflect an increase of approximately $18 million or 0.9%.  Cost of interest bearing deposits decreased 87 basis points from first quarter 2009 to first quarter 2010.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	QUARTER ENDING MARCH 31,
	2010			2009			2008
	Avg.		Avg.	Avg.		Avg.	Avg.		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$571,865	$9,179	6.42%	$586,378	$9,489	6.47%	$585,576	$10,952	7.48%
Investment Securities:
Taxable	160,597	1,707	4.25%	149,563	2,003	5.36%	137,517	1,816	5.28%
Tax Exempt (4)	90,808	1,474	6.49%	65,128	1,052	6.46%	52,380	844	6.45%
Interest Earning
Deposits	3,256	3	0.37%	900	6	2.67%	848	13	6.13%
Federal Funds Sold	18,864	10	0.21%	22,176	15	0.27%	3,385	46	5.44%
Total Interest Earning
Assets	845,390	12,373	5.85%	824,145	12,565	6.10%	779,706	13,671	7.01%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$14,355			$15,610			$17,676
Bank Premises
and Equipment	30,517			31,691			30,972

Other Assets	64,049			54,539			51,663

Total Assets	$954,311			$925,985			$880,017
	=======			=======			=======

	QUARTER ENDING MARCH 31,
	2010			2009			2008
	Avg.		Avg.	Avg.		Avg.	Avg.		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$650,773	$2,241	1.38%	$633,040	$3,553	2.25%	$590,483	$4,956	3.36%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	114,247	950	3.33%	113,850	1,045	3.67%	119,798	1,336	4.46%
Total Interest
Bearing Liabilities	765,020	3,191	1.67%	746,890	4,598	2.46%	710,281	6,292	3.54%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	96,402			91,880			89,500
Other liabilities	6,818			8,244			6,684

Total liabilities	868,240			847,014			806,465

SHAREHOLDERS' EQUITY	86,071			78,971			73,552

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$954,311			$925,985			$880,017

NET INTEREST
INCOME		$9,182			$7,967			$7,379
		======			======			======
NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			4.34%			3.87%			3.79%

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

Provision for loan losses for first quarter 2010 decreased to $2.0 million compared to $2.4 million first quarter 2009.  Net charge-offs for first quarter 2010 were $1.8 million compared to $1.3 million in first quarter 2009.  Reserve for losses on loans as a percent of total loans was 1.56% as of March 2010, 1.50% as of December 2009 and 1.43% as of March 2009.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income to average assets outpaced peer over the last few years and was 1.33% compared to peer of 0.74% as of year-end 2009.  Non-interest income decreased 6.5% when comparing first quarters 2010 and 2009.  In first quarter of 2010, non-interest income contributed 22.2% to total revenue compared to 22.9% for the same period last year.

Decreased non-interest income in first quarter 2010 is primarily due to gain on sale of available-for-sale securities totaling approximately $472,000 in first quarter 2010 compared to approximately $724,000 in first quarter 2009.  See additional information in Investment Securities section below.  Mortgage banking income decreased approximately $114,000 due to smaller volume of mortgage originations in first quarter 2010 compared to first quarter 2009.  Income from fiduciary activities and brokerage fees increased in first quarter 2010 approximately $5,000 and $35,000, respectively, as compared to first quarter 2009.  Service charges on deposits increased approximately $65,000 due to increased fee income related to ATM and debit card interchange fees in first quarter 2010 compared to first quarter 2009.

The decrease of approximately $32,000 in other non-interest income primarily relates to a decrease of approximately $65,000 in income from White & Associates/First Citizens Insurance LLC in first quarter 2010 compared to first quarter 2009.  Income from the insurance subsidiary totaled approximately $218,000, $283,000, and $201,000, in first quarters of 2010, 2009, and 2008, respectively.  The following table compares non-interest income for first quarter of 2010, 2009 and 2008 (dollars in thousands):

	QUARTER ENDING MARCH 31,
		% of		% of
	2010	Change	2009	Change	2008
Mortgage banking income	$188	-37.75%	$302	-2.89%	$311
Income for fiduciary activities	171	3.01%	166	-13.09%	191
Service charges on deposits accounts	1,642	4.12%	1,577	-9.11%	1,735
Brokerage fees	312	12.64%	277	-28.42%	387
Gain on sale of securities	(16)	-81.40%	-86	-	-
Loss on sale of foreclosed property	192	-4.95%	202	-5.16%	213
Earnings on bank owned life insurance	472	-34.81%	724	1031.25%	64
Other non-interest income	421	-7.06%	453	13.25%	400

Total non-interest income	$3,382	-6.45%	$3,615	9.51%	$3,301

Other-than-temporary impairment has been recognized on two available-for-sale securities.  The credit component of the impairment recorded against earnings was approximately $164,000 for the quarter ended March 31, 2010.  No impairment charges on investment securities were recognized against earnings during the first quarters ended March 31, 2009 or 2008.  See Investment Securities section for additional information.

Non-interest expense represents operating expenses of the Company that increased $642,000 or 10% first quarter 2010 compared to first quarter 2009.  Salary and benefits expense is the largest component of non-interest expense and increased approximately $384,000 or 10.5% over first quarter 2009.  Salaries and benefits expense increased in 2010 primarily due to increased employee benefit expense accruals for incentive compensation and retirement contributions that were increased approximately $350,000 in first quarter 2010 compared to first quarter 2009.  Average full-time equivalent employees for the Bank were 248 for three months ended March 31, 2010 compared to 255 for three months ended March 31, 2009.

Depreciation and net occupancy expense in first quarter 2010 were flat compared to first quarter 2009.  Purchases of fixed assets in first quarter 2010 totaled approximately $470,000 compared to approximately $183,000 in first quarter 2009.  Data processing (which includes computer services) expense increased approximately $61,000 due to increased processing and maintenance fees on new and enhanced programs and systems including products related to customer relationship management, our core processor, and online banking.  Such expenses also continue to increase as a result of efforts to ensure integrity and security of customer data and in order to comply with ever increasing regulatory burdens.  Data processing expense also includes fees for outsourced processing and services including payroll processing and some network administration, which increased in 2009 and 2010.

FDIC insurance premium expense is and will continue to be a major component of non-interest expense.  Expense for FDIC insurance increased approximately $45,000 in first quarter 2010 compared to first quarter 2009.  In December 2009, the FDIC required the Bank to pre-pay projected assessments for 2010 through 2012 totaling $4.2 million.  The prepaid assessment is reflected in Other Assets.  Of the $4.2 million pre-paid assessment, $1.2 million is projected to be expensed for the year ending December 31, 2010.

Other real estate expense for first quarter 2010 was approximately $147,000 compared to approximately $117,000 in first quarter 2009 and approximately $136,000 in first quarter 2008.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $180,000 or 2.49% of other non-interest expense in first quarter 2010 compared to approximately $134,000 or 2.01% of total non-interest expense in first quarter 2009.  All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for first quarter of 2010, 2009 and 2008 (dollars in thousands):

	QUARTER ENDING MARCH 31,
		% of		% of
	2010	Change	2009	Change	2008
Salaries and employee benefits	$4,031	10.53%	$3,647	-20.41%	$4,582
Net occupancy expense	439	0.23%	438	-0.45%	440
Depreciation	438	-2.45%	449	0.90%	445
Data processing expense	343	21.63%	282	41.00%	200
Legal and professional fees	56	80.65%	31	-48.33%	60
Stationary and office supplies	62	-8.82%	68	17.24%	58
Amortization of intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	180	34.33%	134	-23.43%	175
FDIC insurance premium expense	300	17.65%	255	1242.11%	19
Other real estate expenses	147	25.64%	117	-13.97%	136
Other expenses	1,202	5.90%	1,135	-4.86%	1,193
Total non-interest expense	$7,219	9.76%	$6,577	-10.26%	$7,329

CHANGES IN FINANCIAL CONDITION

Total assets were flat in first quarter 2010 compared to year-end 2009 due to slow loan demand and strategic efforts to grow cautiously during the current economic recession.  Loans decreased by $10.4 million or approximately 1.8% (annualized 7.1%) during first quarter 2010.  Loans decreased 1.6% for the year ended December 31, 2009.  The Company continues to fund loans and looks forward to the time when a stronger economy encourages customers to once again move forward with a more aggressive business agenda.  The Company remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Total deposits decreased by approximately $3.0 million or 0.4% (annualized 1.6%) during first quarter 2010.  Demand deposits decreased approximately $7.5 million in first quarter 2010.  Demand deposits continue to fluctuate within the historical range of $85 million to $105 million and maintain overall monthly average demand balances in the range of $94 million to $96 million for the first three months of 2010.  Time deposits decreased approximately $4.7 million due to de-leveraging of brokered certificates of deposits. Savings deposits increased $9.2 million during first quarter 2010.  Seasonality of municipal deposits contributed to the overall increase of approximately $9.2 million in savings deposits.

Securities sold under agreements to repurchase decreased $1.9 million or 5.2% since year-end 2009.  Other borrowings increased approximately $866,000 or 1.2% in first quarter 2010 as a result of one new FHLB advance totaling $5 million offset by debt reductions totaling $4.1 million on amortizing and matured FHLB advances.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank’s subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Quarterly average rates for taxable securities for the first quarter end decreased 111 basis points while tax exempt securities increased three basis points compared to prior year's first quarter.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 60% of total portfolio.  The Company's goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of approximately $157 million as of March 31, 2010.

The carrying value of investment securities as of dates indicated are summarized as follows (in thousands):

	AS OF MARCH 31,
	2010	2009	2008	2007	2006

U. S. Treasury & Government agencies	$153,660	$138,356	$137,241	$129,290	$117,202
State & political subdivisions	93,531	68,236	53,806	43,773	41,581
All others	2,086	1,759	4,599	12,377	13,505
Total investment securities	$249,277	$208,351	$195,646	$185,440	$172,288

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Also, there were no securities in the held-to-maturity category as of March 31, 2010 or December 31, 2009.  Amortized cost and fair market value of available-for-sale securities as of March 31, 2010 were as follows (in thousands):

	Amortized	Fair
	Cost	Value

U. S. Government Agency & corporate obligations	$149,040	$153,660
Tax-exempt securities issued by states &
political subdivisions in the U. S.	88,454	93,531
Other debt securities (domestic)	3,095	2,046
Domestic equity securities	30	40
Total	$240,619	$249,277

Accumulated other comprehensive income reflects $5.3 million net unrealized gain on securities, net of tax as of March 31, 2010.  During first quarter 2009, gross unrealized gain on securities increased $1.7 million from year end 2009 primarily due to increases in overall market values of agency mortgage-backed securities (MBS), collateralized mortgage obligations (CMOs) and municipal securities held in the portfolio.  Market values of bonds have steadily increased since first quarter 2008 as a result of the Federal Reserve's quantitative easing plan to improve stability and liquidity in financial markets and promote recovery in housing sector.  The Federal Reserve's purchase of mortgage-backed securities similar to those held in the Company’s portfolio drove re-investment yields lower and market values of current holdings higher in 2009.  Market value of the investment portfolio was also heavily influenced by U. S. Treasury curve.  The 10-year Treasury rate was 1.02% as of March 2010 compared to 2.71% as of March 2009 and 3.85% as of December 2009.  The two-year Treasury rates were approximately 1.02% in March 2010 compared to 1.14% at year-end 2009 and 0.81% as of March 2009.

In first quarters 2009 and 2010, the Company implemented strategies to realize a portion of the unrealized gain on the investment portfolio.  The Company targeted nine short duration bonds totaling $13 million that were sold in first quarter 2010 with a realized gain on sale of approximately $472,000.  Proceeds from the sale of investments were reinvested primarily into 15-year agency MBS.  The effect of this transaction shifts $13 million more ratably over the next five years instead of over the next one to two years.  The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.

Investments totaling approximately $23.7 million were sold in first quarter 2009 at a realized gain of approximately $724,000.  The sales were recorded on a trade date basis in accordance with generally accepted accounting principles.  Although the transactions were executed prior to March 31, 2009, settlement for a portion of the sales did not occur until April 2009 and resulted in a receivable of approximately $7 million reported in Other Assets on the Consolidated Balance Sheet as of March 31, 2009.  Proceeds from the sale of investments were reinvested into securities consisting of agency MBS and CMO as well as municipal securities.

The only derivative transaction of the Company or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

LOANS

The following table sets forth total loans held for investment net of unearned income by category for the past five years (in thousands):

	AS OF MARCH 31,
	2010	2009	2008	2007	2006
Real estate:
construction	$63,981	$93,927	$109,394	$90,893	$83,423
mortgage	400,542	379,727	358,969	339,754	347,345
Commercial, financial
and agricultural	74,978	78,059	85,635	75,650	79,156
Consumer installment	32,568	34,733	36,450	37,435	37,592
Other	4,909	4,716	8,642	6,555	6,546

Total loans	$576,978	$591,162	$599,090	$550,287	$554,062

Loans decreased $10.4 million from December 31, 2009 to March 31, 2010 and decreased $14 million from March 31, 2009 to March 31, 2010.  Real estate loans decreased $9 million from March 31, 2009 to March 31, 2010.  Commercial, financial and agricultural loans combined decreased $3 million when comparing March 31, 2010 to March 31, 2009.  Loan demand was slow during the first quarter of 2010 and the Company has been strategically cautious with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for approximately $465 million or 80.5% of total portfolio.  Commercial and residential construction loans comprised $64 million or 11% of the total loan portfolio.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction) were the largest category comprising 31% of total loans.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital.  The Bank's legal lending limit at March 31, 2010 was $13.1 million.  Although the Bank's legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of March 31, 2010.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $72 million of total loans as of March 31, 2010 and $72 million as of March 31, 2009.  There were no charge-offs or recoveries in this category for the quarter ended March 31, 2010.  Recoveries, net of charge-offs in this category were approximately $10,000 for first quarter 2009.

NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company continues to battle the effects of current economic factors including but not limited to declining home values and unemployment.  While overall conditions deteriorated during the economic recession, the impact in our markets appears to have been less severe overall than at the national level and was primarily concentrated in residential construction and land development loans in and around Shelby County.  Credit quality deterioration in this sector of the portfolio was reflected in net loans charged off in first quarter 2010 and increased level of other real estate owned.  In response, the Company increased the allowance for loan losses as a percentage of total loans from 1.43% as of March 2009 to 1.56% as of March 2010.

Non-current loans at first quarter end 2010 were 1.39% of total loans compared to 1.75% as of first quarter end 2009.  Non-performing loans have historically been in the range of less than 1% of total loans but have been in the 1% to 2% range over the past five quarters.  The following table sets forth the balance of non-performing loans as of March 31, for the years indicated (in thousands):

	2010	2009	2008	2007	2006

Non-accrual loans:
Commercial, financial & agricultural	$497	$191	$101	$18	$149
Real estate-construction	3,907	2,917	46	-	-
Real estate-mortgage	1,901	4,407	847	311	1,149
Installment loans to individuals	82	64	3	56	24
Total non-accrual loans	$6,387	$7,579	$997	$385	$1,322

Loans 90 days past due accruing interest:
Commercial, financial & agricultural	$13	$89	$-	$-	$-
Real estate-construction	-	413	949	16	-
Real estate-mortgage	1,597	2,284	132	687	2,176
Installment loans to individuals	30	2	6	-	-
Total loans 90 days past due accruing interest	1,640	2,788	1,087	703	2,176
Total non-current loans	$8,027	$10,367	$2,084	$1,088	$3,498
Total non-current loans as % of total loans	1.39%	1.75%	0.35%	0.20%	0.63%

Troubled debt restructuring
Commercial, financial and agricultural	$11	$14	$23	$-	$-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	1,117	1,145	959	-	-
Installment loans to individuals	63	98	-	-	-
Total troubled debt restructuring	$1,191	$1,257	$982	$-	$-
Total troubled debt restructuring as a % of total loans	0.21%	0.21%	0.16%	0.00%	0.00%

Other real estate & other repossessed property	$11,035	$5,446	$2,302	$1,815	$129
Non-accrual debt securities	359	-	-	-	-
Total non-performing assets	$20,612	$17,070	$5,368	$2,903	$3,627
Total non-performing assets as % of total assets	2.16%	1.80%	0.60%	0.30%	0.40%

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.56% for the current quarter and 1.50% at year-end 2009.   The following table recaps activity in the allowance for loan losses in first quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	QUARTER ENDED MARCH 31,
	2010	2009	2008	2007	2006

Average net loans
outstanding	$571,865	$586,378	$585,576	$545,171	$547,727

Balance of reserve for
loan losses at
beginning of period	$8,784	$7,300	$6,328	$6,211	$6,830

Loan charge-offs	(1,912)	(1,330)	(453)	(66)	(123)
Recovery of loans
previously charged-
off	104	60	100	107	87
Net loans charged-off	(1,808)	(1,270)	(353)	41	(36)

Addition to reserve
charged to operating
expense	2,000	2,400	367	166	233

Balance at end of
period	$8,976	$8,430	$6,342	$6,418	$7,027

Ratio of net charge-offs
during the quarter to
average net loans
outstanding	0.32%	0.22%	0.01%	0.01%	0.01%

Net loans charged off in first quarter for each of last five years by category were as follows (dollars in thousands):

	QUARTER ENDED MARCH 31,
	2010	2009	2008	2007	2006
Charge-offs:
Domestic:
Commercial, financial
and agricultural	($402)	($428)	($54)	($7)	($49)
Real estate-construction	(168)	(503)	(76)	0	0
Real estate-mortgage	(1,314)	(313)	(237)	(42)	(42)
Consumer loans	(28)	(86)	(86)	(55)	(32)
Total charge-offs	($1,912)	($1,330)	($453)	($66)	($123)

Recoveries:
Domestic:
Commercial, financial
and agricultural	36	32	52	74	50
Real estate-construction	0	5	0	6	0
Real estate-mortgage	50	3	10	6	19
Consumer loans	18	20	38	21	18
Total recoveries	$104	$60	$100	$107	$87
Net charge-offs	($1,808)	($1,270)	($353)	$41	($36)

OTHER REAL ESTATE

The book value of other real estate owned ("OREO") was $11.0 million as of March 31, 2010 and $10.5 million at December 31, 2009.  As evidenced by the statement of cash flows, loans totaling approximately $525,000 were transferred from loans into other real estate during first quarter 2010 compared to $1.6 million transferred from loans into other real estate during first quarter 2009.

As of current quarter end, there were approximately 120 properties in OREO consisting primarily of newly constructed single-family homes and residential lots.  Approximately 85% of the $11.0 million in OREO is located in Shelby County, Tennessee and surrounding counties.  Approximately 10% of the $11.0 million in OREO located in or around Williamson County, Tennessee.  While management continues efforts to liquidate OREO, these counties have been under stress with increasing home inventories and declining market values.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of acquisition of the property is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Write-downs subsequent to foreclosure and gains or losses on the sale of OREO are included in the Gain or Loss on Sale of Foreclosed Property reported in the Non-Interest Income section of the Income Statement.  Loss on sale or writedown of OREO for first quarter 2010 was a loss of $16,000 compared to a loss of $86,000 for first quarter 2009.

Other real estate expenses totaled approximately $147,000 in first quarter 2010 compared to approximately $117,000 in first quarter 2009.  Other real estate expenses included expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs.

Activity in OREO for first quarter 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Beginning balance	$10,527	$5,424	$2,302
Acquisitions	2,015	1,557	704
Capitalized costs	-	43	-
Dispositions	(1,491)	(1,381)	(459)
Valuation adjustments through earnings	(16)	(86)	(49)
Ending balance	$11,035	$5,557	$2,498

LIQUIDITY

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Company's primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 86% of the funding as of March 31, 2010 compared to 85% March 31, 2009 and 86% of year-end 2009.  As of March 31, 2010, the Company had $23 million in deposit funds from the State of Tennessee.

In June 2008, the Bank began participating in Certificate of Deposit Account Registry Service ("CDARS").  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit ("CDs") (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank's ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank's customers, purchase time deposits (referred to as "One-Way Buy" deposits) or to sell excess deposits (referred to as "One-Way Sell" deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and "One-Way Buy" deposits in the CDARS program totaling $20 million as of March 31, 2010 compared to $36 million as of March 31, 2009 and $25 million as of December 31, 2009.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes and are included in the following brokered deposit balances.  The Bank had $24 million of brokered certificate of deposits comprising 3.2% of total deposits as of March 31, 2009 compared to $56 million or 7.8% of total deposits as of March 31, 2009 and $36 million or 4.7% as of year-end 2009.

The Bank's liquidity position continues to be stable as asset growth slowed strategically beginning in the second half of 2008 through first quarter 2010.  Thus, the Company reduced its reliance on brokered deposits over the past twelve months.  Securities sold under agreements to repurchase and other short term borrowings decreased $1.9 million in first quarter 2010.  Borrowed funds from the FHLB totaled $66 million and accounted for 7.6% of total funding as of March 31, 2010 and 7.5% of total funding as of December 31, 2009.  The increase in FHLB advances was due to one new $5 million advance issued since December 31, 2009 that was mostly offset by repayment of matured advances totaling $4 million and reduction in amortizing advances of approximately $134,000.

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

As of March 31, 2010, the Bank has available lines of credit for federal fund purchases totaling $90.5 million with seven correspondent banks as well as additional borrowing capacity of $19 million with FHLB.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on March 31, 2010 was $87.0 million, up 2.5% from $84.3 million on December 31, 2009.  The increase in capital consists of an increase in unrealized gains on available-for-sale securities as well as undistributed net income.  The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of March 31, 2010 was 14.0%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution. Capital as a percentage of total assets for the quarters ending March 31, is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF MARCH 31,
2010	2009	2008	2007	2006
9.11%	8.54%	8.49%	8.30%	7.70%

Dividends per share were $0.15 per share in first quarter 2010 compared to $0.29 in first quarter in each of years 2009 and 2008.  As a precautionary measure, core quarterly dividends beginning second quarter 2009 were reduced from $0.29 to $0.15 in order to preserve capital and strengthen the Company's capital position to prepare to pursue opportunities for growth as economic conditions improve.  The dividend payout ratio was 25.08% for the first quarter 2010 versus 59.08% and 49.32% for first quarter 2009 and 2008, respectively.  The Company anticipates continuing to pay small stable quarterly dividends $0.15 in 2010 and consideration of a special dividend contingent on the Company's actual and projected earnings and capital levels in December 2010.  The dividend payout ratio for the year ending December 31, 2010 is expected to be in the range of 40-50%, which is within our historical payout range.

The Company has not re-purchased shares of its own stock in the open market since December 31, 2008 as part of its strategic efforts to preserve and strengthen its capital position.  The Company has no formal plans or programs in place to repurchase common stock as it pursues its current strategy to reduce outstanding debt on the revolving line of credit.  The Company sold 800 treasury shares for $32.00 per share for an aggregate price of $25,600 in first quarter 2010.  All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards ("ASC") Update 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements.  This amendment to Subtopic 855-10 requires SEC filers such as the Company to evaluate subsequent events through the date that the financial statements are issued.  In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  These amendments are effective upon issuance of the final Update.  The Company does not expect this issue to be material to its financial statements.

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards ("ASC") Update 2010-06 Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements.  This amendment to Subtopic 820-10 requires separate disclosures of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and descriptions of the reasons for the transfers.  In addition, the reporting entity should present separately information about purchases, sales, issuances, and settlements on activity in Level 3 fair value measurements. This update also clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques as well as includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets.  The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

In August 2009, the FASB issued ASC Topic 820, "Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value" ("ASC 820").  ASC 820 provides amendments for fair value measurements of liabilities.  Accounting guidance under ASC 820 affirms that fair value when the market for an asset is not active is the price that would be received in a sale of the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset. Guidance to ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASC 820 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASC 820 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The Company is currently evaluating the impact of ASC 820 on its financial condition, results of operations and disclosures.

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  As of March 31, 2010, the Company is in a liability sensitive position in which the Company would likely experience a dilution in net interest margin in a rising rate environment.  Interest rate risk exposures are well within policy limits. Net interest margins steadily improved throughout 2009 and in first quarter 2010 exceeding historical range of 3.6% to 3.9%.

The current interest rate environment and condition of the financial markets creates a unique scenario with attributes that are difficult to quantify in traditional models.  Management is aware of such issues and attempts to implement conservative and realistic assumptions as much as possible.  Models are back-tested and run under various scenarios to help assist in validating such assumptions.  One example of the uniqueness of this environment is an inability to factor into quantitative models the impact of irrational pricing of retail deposits that has and may continue to occur when interest rates begin rising in the future.  In an upward rate environment, the Bank may find that competitive pressures force greater rate increases than seen in historical trends and traditional rate shock scenarios and may also hinder the ability to push rates any lower in a prolonged low rate environment.  See also the December 31, 2009 Form 10-K for additional discussion of interest rate risk.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2010, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of March 31, 2010 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material legal proceedings filed against the Company or its subsidiaries as of this report date.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 800 treasury shares for $32.00 per share for an aggregate price of $25,600 in first quarter 2010.  All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.  Proceeds from such sale were used to pay the Company's expenses.

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

Date: May 7, 2010                                            /s/  JEFFREY D. AGEE
                                                                                     Jeffrey D. Agee,
                                                                            Chief Executive Officer &
                                                                                        President

Date: May 7, 2010                                          /s/    LAURA BETH BUTLER
                                                                                   Laura Beth Butler,
                                                                              Executive Vice President &
                                                                             Chief Financial Officer