Form 10-Q
period 2010-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2010-08-06
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED JUNE 30, 2010

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

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                 Accelerated filer [X]                            Non-accelerated filer [   ]  (Do not check if a smaller reporting company)      Smaller reporting company [  ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Of the registrant's only class of common stock (no par value), there were 3,625,619 shares outstanding as of July 31, 2010.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(In Thousands)

	June 30, 2010 (UNAUDITED)	December 31, 2009 (1)
ASSETS

Cash and due from banks	$17,346	$21,177
Federal funds sold	14,191	11,170
Cash and cash equivalents	31,537	32,347
Investment securities:
Available-for-Sale, stated at market	264,377	249,791
Loans (excluding unearned income of $733 at June 30, 2010
and $434 at December 31, 2009)	575,655	587,398
Less: allowance for loan losses	8,102	8,784
Net loans	567,553	578,614
Loans held-for-sale	2,812	2,741
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	30,372	30,525
Accrued interest receivable	5,672	5,405
Goodwill	11,825	11,825
Other intangible assets	162	204
Other real estate owned	13,344	10,527
Bank owned life insurance policies	21,366	21,116
Other assets	7,848	7,776
TOTAL ASSETS	$962,552	$956,555

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits	$92,740	$100,504
Interest bearing time deposits	363,370	356,442
Interest bearing savings deposits	300,779	295,200
Total deposits	756,889	752,146
Securities sold under agreements to
repurchase	36,485	36,881
Federal funds purchased and other short
term borrowings	988	748
Other borrowings	73,020	75,282
Other liabilities	6,348	7,186
Total liabilities	873,730	872,243

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Continued)
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(In Thousands)

	June 30, 2010 (UNAUDITED)	December 31, 2009 (1)
Shareholders' equity:
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at June 30, 2010 and 3,717,593
issued and outstanding at December 31, 2009	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	66,550	63,448
Accumulated other comprehensive income	5,638	4,256
Total common stock and retained earnings	91,237	86,753
Less-91,775 treasury shares, at cost as of June 30, 2010
and 92,575 treasury shares, at cost as of December 31, 2009	2,415	2,441
Total shareholders' equity	88,822	84,312

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$962,552	$956,555

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest income:
Interest and fees on loans	$9,076	$9,470	$18,255	$18,959
Interest on investment securities:
Taxable	1,551	1,787	3,197	3,735
Tax-exempt	979	802	1,952	1,496
Dividends	56	53	117	108
Other interest income	13	11	26	32
Total interest income	11,675	12,123	23,547	24,330

Interest expense:
Interest expense on deposits	2,189	3,009	4,430	6,562
Other interest expense	902	1,046	1,852	2,091
Total interest expense	3,091	4,055	6,282	8,653

Net interest income	8,584	8,068	17,265	15,677

Provision for loan losses	3,050	800	5,050	3,200

Net interest income after provision	5,534	7,268	12,215	12,477

Other non-interest income:
Mortgage banking income	277	331	465	633
Income from fiduciary activities	186	220	357	386
Service charges on deposit accounts	1,763	1,730	3,405	3,307
Brokerage fees	243	338	555	615
Earnings on bank owned life insurance	128	221	320	423
Gain (loss) on sale of securities	996	(17)	1,468	707
Loss on sale of foreclosed property	(803)	(183)	(819)	(269)
Other non-interest income	381	420	802	873
Total other non-interest income	3,171	3,060	6,553	6,675

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Six Months Ended June 30,
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total other-than temporary impairment losses	$(89)	$(749)	$(57)	$(749)
Portion of loss recognized in other
comprehensive income (before taxes)	(82)	(696)	114	(696)
Net impairment losses recognized in earnings	(7)	(53)	(171)	(53)

Other non-interest expense:
Salaries and employee benefits	$2,970	3,922	$7,001	$7,569
Net occupancy expense	427	432	866	870
Depreciation expense	428	461	866	910
Data processing expense	407	285	750	567
Legal and professional fees	66	28	122	59
Stationary and office supplies	53	54	115	122
Amortization of intangibles	21	21	42	42
Advertising and promotions	172	164	352	298
FDIC Insurance Premium expense	300	696	600	951
Other real estate expense	177	80	324	197
Other non-interest expense	1,155	1,128	2,357	2,263
Total other non-interest expense	6,176	7,271	13,395	13,848

Net income before income taxes	2,522	3,004	5,202	5,251

Income taxes	501	719	1,012	1,187

Net income	$2,021	2,285	$4,190	$4,064

Earnings per share	$0.56	$0.63	$1.16	$1.12

Weighted average number
of shares outstanding	3,624,913	3,624,913	3,624,862	3,624,862

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
AS OF JUNE 30, 2010 AND 2009
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance beginning of period	$87,018	$78,961	$84,312	$77,008
Net income	2,021	2,285	4,190	4,064
Other comprehensive income
Changes in available for sale investments	333	(1,374)	1,351	(197)
Changes in derivatives	(6)	(13)	31	19
Comprehensive income	2,348	898	5,572	3,886
Cash dividend declared	(544)	(544)	(1,088)	(1,595)
Common stock issued
Common stock repurchased, net	-	-	26	16
Balance end of period	$88,822	$79,315	$88,822	$79,315

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars In Thousands)

	Six Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$5,432	$1,773

Investing activities:
Proceeds of maturities of available-for-sale securities	45,925	19,350
Proceeds of sales of available-for-sale securities	44,892	23,768
Purchase of available-for-sale securities	(101,848)	(54,036)
Decrease (Increase) in loans-net	2,461	(3,001)
Proceeds from sale of other real estate	1,778	997
Purchases of premises and equipment	(713)	(253)
Net cash (used) by investing activities	(7,505)	(13,175)

Financing activities:
Net increase (decrease) in demand and savings
Accounts	(2,185)	10,074
Increase (decrease) in time deposits	6,928	(24,401)
Increase (decrease) in other borrowings	(2,262)	1,718
Treasury stock purchases, net	26	-
Cash dividends paid	(1,088)	(1,595)
Net increase (decrease) in short-term borrowings	(156)	6,475
Net cash provided by financing activities	1,263	(7,729)

Increase (decrease) in cash and cash equivalents	(810)	(19,131)

Cash and cash equivalents at beginning of period	32,347	40,704

Cash and cash equivalents at end of period	$31,537	$21,573

Supplemental cash flow disclosures:
Interest payments, net	$6,567	$8,980
Income taxes paid, net	$1,150	$1,810
Transfers from loans to foreclosed assets	6,683	2,498
Transfers from foreclosed assets to loans	1,209	1,937

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 2010, the consolidated statements of income for the three months ended June 30, 2010 and 2009 the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior year balances have been reclassified to conform to current year presentation.  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc. (the "Company"), and its subsidiary, First Citizens National Bank (the "Bank").  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in other assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly owned subsidiaries, First Citizens Financial Plus, Inc. and First Citizens Investments, Inc., which are consolidated into its financial statements.  First Citizens Holdings, Inc., a wholly owned subsidiary of First Citizens Investments, Inc., and First Citizens Properties, Inc. are also consolidated into the financial statements.  First Citizens Holdings, Inc. owns approximately 98% of preferred stock and 100% of common stock of First Citizens Properties, Inc.  The remaining 2% is owned by officers and directors of the Company.

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

Note 3 - Contingent Liabilities

There is no material pending or threatened litigation as of the current reportable date that would result in recognition of a liability.

Note 4 - Loans and Allowance for Loan Losses

The Company recognized loans as impaired with carrying values of approximately $15.1 million as of June 30, 2010 and $10.0 million as of December 31, 2009.  Specific allocations in the allowance for loan losses related to impaired loans totaled $1.6 million as of June 30, 2010 and approximately $450,000 at December 31, 2009.  Average investment in impaired loans for the first six months of 2010 was $15.3 million compared to $14.0 million during year ended December 31, 2009, respectively.  Interest income recognized on impaired loans on an accrual basis is approximately $366,000 for first two quarters of 2010 compared to approximately $447,000 for first two quarters of 2009.

Note 5 - Investment Securities and Derivative Transactions

The amortized cost and fair value of securities as of June 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
As of June 30, 2010:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$164,234	$6,005	$(33)	$170,206
Obligations of states and political subdivisions	87,829	4,447	(54)	92,222
All others	3,118	18	(1,187)	1,949
Total available-for-sale securities	$255,181	$10,470	$(1,274)	$264,377

As of December 31, 2009:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$153,924	$4,774	$(240)	$158,458
Obligations of states and political subdivisions	85,574	3,735	(98)	89,211
All others	3,289	4	(1,171)	2,122
Total available-for-sale securities	$242,787	$8,513	$(1,509)	$249,791

There were no securities classified as held-to-maturity or trading as of June 30, 2010 or December 31, 2009.

The following table summarizes contractual maturities of debt securities available-for-sale as of June 30, 2010 (in thousands):

	Available for Sale Securities
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$865	$880
After one year through five years	13,557	14,160
After five years through ten years	49,126	51,308
After ten years	191,603	197,981
	$255,151	$264,329
Equity securities	30	48
Total securities	$255,181	$264,377

Sales and gains (losses) on sale of available-for-sale securities are presented as follows (in thousands):

	Gross Sales	Gains	Losses	Net
Six months ended June 30, 2010:
2010 - Securities available-for-sale	$44,892	$1,468	$-	$1,468
2009 - Securities available-for-sale	23,768	707	-	707

The following table presents information on securities with gross unrealized losses at June 30, 2010, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less than twelve months		Over twelve months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale:
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$(33)	$11,265	$-	$25	$(33)	$11,650
Obligations of states and political
subdivisions	(31)	1,230	(23)	1,407	(54)	2,637
Other debt securities	-	-	(1,187)	1,901	(1,187)	1,901

Total securities available-for -sale	$(64)	$12,855	$(1,210)	$3,333	$(1,274)	$16,188

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

As of June 30, 2010, the Company had 18 debt securities with unrealized losses, with 11 of those securities having been in an unrealized loss position for greater than 12 months.  Of the 18 debt securities, four corporate bonds accounted for approximately 93% of the unrealized gross losses as of June 30, 2010.  The remaining 14 bonds with unrealized loss positions as of June 30, 2010 consisted of nine municipal bonds and five agency MBSs or CMOs.  Of the nine municipal bonds, five had been in an unrealized loss for more than 12 months as of June 30, 2010.  Of the five agency MBSs, two have been in an unrealized loss position for more than 12 months.  The securities in an unrealized loss position as of June 30, 2010 have been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports.  With respect to unrealized losses on municipal and agency and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary as of June 30, 2010 and asserts positive intent and ability to hold such investments until anticipated recovery.  The unrealized losses on the agency and municipal securities are considered immaterial on an individual basis and in the aggregate and have not been recognized for other-than-temporary impairment.

Four corporate bonds accounted for 93% of the $1.2 million unrealized loss as of June 30, 2010.  Three of the four corporate debt securities are pooled collateralized debt obligation securities that are backed by trust-preferred securities ("TRUP CDOs") issued by banks, thrifts and insurance companies.  The fourth bond is an individual corporate debt security.  All four of these bonds were rated below investment grade (BBB) by Moody's and/or S&P as of June 30, 2010.

At June 30, 2010, the one single-issuer corporate debt security carried an amortized cost of approximately $457,000 and a gross unrealized loss aggregating approximately $65,000 reflected in other comprehensive income.  The single issuer corporate debt security paid according to terms in 2009 and 2010 and is projected to continue paying according to terms going forward.  Based on management's review of the financial condition of the issuer including current capital levels, this bond has not been recognized for other-than-temporary impairment.  As of June 30, 2010, Management believes that the unrealized loss was attributable primarily to market factors and asserts positive intent and ability to hold the bond until anticipated recovery.

The three TRUP CDOs have an aggregate book value of $2.6 million and fair market value of $1.5 million and each of the three are the mezzanine or "B" class tranches.  One of the bonds has a book value of $1 million and fair value of approximately $590,000 with the unrealized loss reflected in accumulated other comprehensive income as of June 30, 2010.  This bond has experienced only one deferral (4% of performing collateral) and no defaults.  This bond has not experienced an adverse change in projected cash flows as quarterly testing through second quarter 2010 for this bond yielded present value of projected cash flows above book value.  Therefore, no other-than-temporary impairment has been recognized to date on this bond.

The other two TRUP CDOs had an aggregate book value of $1.6 million and aggregate fair value of $919,000 as of June 30, 2010.  These two bonds have been recognized for other-than-temporary impairment because of adverse changes in present value of projected cash flows resulting from multiple deferrals and defaults during quarterly testing beginning with second quarter 2009 through first quarter 2010.  During second quarter 2010, one of the two bonds incurred additional adverse change in cash flows resulting in additional credit losses reflected in second quarter 2010 earnings.  The credit component of other-than-temporary impairment on these two securities totaled approximately $171,000 and was reflected in earnings for the six months ended June 30, 2010.  The gross unrealized loss related to factors other than credit totaled approximately $712,000 that was reflected in accumulated other comprehensive income net of applicable taxes as of June 30, 2010.  The credit component of the unrealized loss was based on the difference between the book value of the security and the present value of projected cash flows as June 30, 2010.

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

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities for three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance of credit losses on available-for-sale securities	$164	$-	$-	$-
Additions for credit losses for which an OTTI loss was not previously recognized	-	53	-	53
Additions for credit losses for which an OTTI loss was previously recognized	7	-	171	-
Balance end of period	$171	$53	$171	$53

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

The value of the derivative was a liability of approximately $61,000 as of June 30, 2010 and $111,000 as of December 31, 2009.  The value of the cash flow hedge improved in 2010 as it approaches it maturity date in September 2010.  Therefore, the liability decreased approximately $50,000 and related negative accumulated other comprehensive income also improved by approximately $31,000 during the six months ended June 30, 2010.  There were no reclassification adjustments to other comprehensive income for gains or losses related to the cash flow hedge for any of the periods presented in the Consolidated Financial Statements.

Components of accumulated other comprehensive income are as follows for the periods presented:

	June 30, 2010	December 31, 2009
Unrealized gain (loss) on cash flow hedge, net of tax	$(38)	$(69)
Unrealized gains (losses) on available-for-sale securities
without other-than-temporary impairment, net of tax	6,146	4,791
Unrealized gains (losses) on available-for-sale securities with
other-than-temporary impairment, net of tax	(470)	(466)
Accumulated other comprehensive income	$5,638	$4,256

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

Our stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of June 30, 2010.  In the event our stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of the reportable date is $11.8 million or 1.23% of total assets or 13.31% of total capital.

Amortization expense of the other identifiable intangibles was approximately $21,000 for each of first and second quarters in 2010 and 2009.

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

The Bank had secured advances from the FHLB totaling $62.7 million as of June 30, 2010 and $65.0 million as of December 31, 2009.  FHLB borrowings are comprised primarily of fixed rate positions with principal due at call date or maturity date ranging from 1.89% to 6.45%.  Most of these FHLB borrowings have quarterly call features and maturities range from 2010 to 2017.  Most of the advances with call features when called offer the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that total $1.7 million as of June 30, 2010 and $2.0 million as of year-end 2009.  These smaller balance advances have rates ranging from 3.34% to 7.55% and maturities range from 2010 to 2019.  Obligations are secured by loans totaling $377 million consisting of the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of $17 million as of June 30, 2010.

Note 8 - Bank Owned Life Insurance

The Bank has a significant investment in bank-owned life insurance policies ("BOLI") and provides the associated fringe benefit to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $21.4 million and $21.1 million as of June 30, 2010 and December 31, 2009, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $128,000 and $221,000 for second quarters ended June 30, 2010 and 2009, respectively.

The Company adopted guidance in ASC 715-60 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle was recorded January 1, 2008 in the amount of $1.9 million to accrue the post-retirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is reflected in Salaries and Employee Benefits on the Consolidated Income Statements and was approximately $86,000 for the six months ended June 30, 2010 and approximately $82,000 for the six months ended June 30, 2009.   The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.3 million as of June 30, 2010 and as of December 31, 2009.

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

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 1% of the portfolio at June 30, 2010 and December 31, 2009.

The markets for TRUP CDOs and other similar securities were not active at June 30, 2010 or December 31, 2009.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at June 30, 2010.  Therefore, during 2009 and 2010, a low market price for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given conditions in debt markets at June 30, 2010 and December 31, 2009 and the relative inactivity in the secondary and new issue markets, the Company determined:

-       Few observable transactions existed and market quotations that were available were not reliable for purposes of determining fair value as of June 30, 2010 and December 31, 2009;

-      An income valuation approach technique (present value technique) that maximized the use of relevant observable inputs and minimized the use of unobservable inputs were equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

-       The Company's TRUP CDOs should be classified within Level 3 of the fair value hierarchy because significant adjustments were required to determine fair value at the measurement date.

-       The Company's TRUP CDO valuations were prepared by an independent third party. The third party's approach to determining fair value involved these steps as of June 30, 2010 and December 31, 2009:

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

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from 4% to 60% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

Cash Flow Hedge

The Company's cash flow hedge is valued by a third party vendor and based on matrix pricing using Level 2 inputs as specified in Note 1.

A summary of assets and liabilities as of June 30, 2010 and December 31, 2009 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
As of June 30, 2010:
Financial assets:
Securities available-for-sale	$-	$262,868	$1,509	$264,377
Financial liabilities:
Cash flow hedge	$-	$61	-	$61
As of December 31, 2009:
Financial assets:
Securities available-for-sale	$-	$248,064	$1,727	$249,791
Financial liabilities:
Cash flow hedge	$-	$111	-	$111

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Available-for-sale securities
Beginning balance	$1,641	$1,479	$1,727	$2,342
Total unrealized gains (losses) included in:
Net income	(7)	(53)	(171)	(53)
Other comprehensive income	(125)	189	(47)	(674)
Purchases, sales, issuances and settlements, net	-	-	-	-
Transfers in and (out) of Level 3	-	-	-	-
Ending balance	$1,509	$1,615	$1,509	$1,615

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge for six months ended June 30, 2010 or 2009.

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

A summary of assets as of June 30, 2010 and December 31, 2009 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
June 30, 2010:
Assets:
Impaired loans	$-	$-	$18,892	$18,892
Loans held for sale	-	2,812	-	2,812
Other real estate			13,344	13,344
December 31, 2009:
Assets:
Impaired loans	$-	$-	$10,059	$10,059
Loans held for sale	-	2,741	-	2,741
Other real estate			10,527	10,527

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$31,537	$31,537	$32,347	$32,347
Investment securities	264,377	264,377	249,791	249,791
Loans	575,655		587,398
Less: allowance for loan losses	(8,102)		(8,784)
Loans, net of allowance	567,553	594,362	578,614	579,465
Loans held for sale	2,812	2,812	2,741	2,741
Accrued interest receivable	5,672	5,672	5,405	5,405
Federal Reserve Bank and Federal
Home Loan Bank stock	5,684	5,684	5,684	5,684
Other real estate	13,344	13,344	10,527	10,527
Bank owned life insurance	21,366	21,366	21,116	21,116

Financial liabilities
Deposits	$756,889	$751,319	$752,146	$754,452
Short-term borrowings	37,473	37,643	37,629	37,679
Other borrowings	73,020	77,274	75,282	76,307
Other liabilities	6,348	6,348	7,186	7,186

Unrecognized financial instruments
Commitments to extend credit	$74,912	$74,912	$79,776	$79,776
Standby letters of credit	5,123	5,123	4,534	4,534

Note 10 - Subsequent Events

The Company has reviewed subsequent events through August 6, 2010, the date the financial statements were available to be issued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Results of operations for first six months of 2010 reflect net income of $4.2 million driven by strong net interest margins, gain on sale of investment securities, and certain reduced expenses.  Net income increased approximately $126,000 and earnings per share increased $0.04 or 3% when comparing the first six months of 2010 and 2009.  Increased earnings are attributable to increased net interest income of $1.6 million and gain on sale of securities totaling $1.4 million in first six months of 2010 over first six months of 2009.  Non-interest expense was reduced in June 30, 2010 compared to June 30, 2009 due to FDIC insurance premium expense due to the special one-time assessment of approximately $425,000 being reflected in the quarter ended June 30, 2009.   Salaries and employee benefits are approximately $568,000 less in first six months of 2010 compared to first six months of 2009 due primarily to reduced employee benefit accruals for incentives and retirement contributions.  Provision for loan losses of $5.1 million for first two quarters 2010 compared to a provision of $3.2 million first two quarters of 2009.  Net loans charged off for first six months of 2010 totaled $5.7 million compared to $1.6 million in first six months of 2009.  Reserve for losses on loans as a percent of total loans was 1.41% as of June 30, 2010, 1.46% as of December 31, 2009 and 1.48% as of June 30, 2009.

Net income for second quarter 2010 was approximately $264,000 less than second quarter 2009.  Provision for loan losses increased $2.3 million when comparing second quarter 2010 to second quarter 2009.   In comparing results of operations for second quarter 2010 to second quarter 2009, increased provision of $2.3 million and increased loss on other real estate of approximately $620,000 were mostly offset by approximately $516,000 improvement in net interest income, $1.0 million in gain on sale of securities, reduced salaries and benefit expenses of approximately $952,000, and reduced FDIC insurance premium expense of $396,000.

Total assets remained flat with growth of less than 1% in first six months of 2010 as a result of strategic efforts to continue growth at a cautious pace and due to weak overall loan demand.  Strategic efforts continue to focus on preservation of capital and maintaining prudent liquidity position rather than aggressive growth until economic and market conditions improve.  Loan totals decreased by $11 million or 2.0% (annualized 4.0%) during first two quarters 2010.

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratio for the quarter ended June 30, 2010, 2009 and 2008 was 58.22%, 63.87%, and 64.14%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio is 7.49% as of the quarter ended June 30, 2010 compared to 7.24% and 6.79% as of the quarters ended June 30, 2009 and 2008, respectively.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows for the quarter ended June 30, 2010, 2009 and 2008:

	2010	2009	2008
Efficiency ratio:
Net interest income (1)	$9,182	$8,482	$7,686
Non-interest income (2)	3,218	3,190	3,312
Total revenue	12,400	11,672	10,998

Non-interest expense	7,219	7,455	7,054
Efficiency ratio	58.22%	63.87%	64.14%

Tangible common equity ratio:
Total equity capital	$88,822	$79,315	$73,714
Less:
Accumulated other comprehensive income	5,638	1,348	(740)
Goodwill	11,825	11,825	11,825
Other intangible assets	162	246	331
Tangible common equity	$71,197	$65,896	$62,298

Total assets	$962,552	$922,584	$930,222
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	162	246	331
Tangible assets	$950,565	$910,513	$918,066

Tangible common equity ratio	7.49%	7.24%	6.79%

________________________________________________________________________________

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

•         Geographic concentration of the Company's assets and susceptibility to economic downturns in that area;

•         The ability of the Company to attract, train and retain qualified personnel;

•         Changes in consumer preferences; and

•         Other factors generally understood to affect financial results of financial services companies.

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

Results of Operations

Results of operations for second quarter 2010 compared to second quarter 2009 reflect strong net interest margin, gains on sale of available-for-sale securities and increased provision for loan losses and losses on other real estate.  Key performance metrics for the Company reflect strategic efforts to preserve capital the past two years compared to previous years. Such key metrics are as follows:

	AS OF JUNE 30,
	2010	2009	2008	2007	2006
Percentage of Net Income to:
Average Total Assets	0.88%	0.89%	0.99%	1.02%	1.07%
Average Shareholders'
Equity	9.72%	10.29%	11.78%	12.16%	13.71%
Percentage of Dividends
Declared Per Common
Share to Net Income	25.97%	39.39%	47.82%	49.57%	47.93%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	10.02%	9.50%	9.10%	9.19%	8.63%

*Represents primary capital including the allowance for loan losses.

Earnings per share increased $0.04 or 3.6% when comparing the first six months of 2010 and 2009 but decreased $0.07 per share or 10.8% when comparing three months ended June 30, 2010 and 2009.  The increase in earnings per share year-to-date through June 30, 2010 is a result of increased net interest income, increased net gain on sale of available-for-sale securities, and reduced other non-interest expenses.  The decrease in earnings for the quarter ended June 30, 2010 compared to prior year is attributable to increased provision for loan losses and losses and expenses related to other real estate.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased approximately $516,000 or 6.4%, when comparing second quarter 2010 to second quarter 2009.  The net yield on average earning assets for the second quarters of 2010 and 2009 decreased 37 basis points.  Cost of interest bearing liabilities decreased from 2.18% in second quarter 2009 to 1.61% in second quarter 2010.  Net interest margin for second quarter 2010 was 4.30%, which reflects an increase of 14 basis points above second quarter 2009 and increased 10 basis points compared to 4.20% for the year ended December 31, 2009.  Second quarter 2010 net interest margin improved as cost of interest-bearing liabilities decreased more than the decreased yield on interest-earning assets.  The Company has historically maintained stable net interest margins in the range of 3.50% to 4.00% as federal funds rates fluctuated between 0.00% and 5.25%.  However, during the unique historically low extended low rate period during 2009, net interest margins have steadily improved due to the Company's ability to re-price liabilities downward at a faster pace than declining yields on earning assets.

Average earning assets to total average assets is 88% compared to peer of 89% as of June 2009.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $52 million or 5.4% of total assets as of June 30, 2010.  This dilution is also caused by an increasing level of other real estate owned (see detail section below titled "Other Real Estate").

Average interest-bearing deposits in second quarter 2010 compared to the same period in 2009 reflect an increase of approximately $34 million or 5.5%.  Cost of interest bearing deposits decreased 59 basis points from second quarter 2009 to second quarter 2010.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	QUARTER ENDING JUNE 30,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$567,617	$9,076	6.40%	$585,686	$9,470	6.47%	$608,261	$10,584	6.96%
Investment Securities:
Taxable	169,570	1,606	3.79%	148,791	1,840	4.95%	142,951	1,906	5.33%
Tax Exempt (4)	92,787	1,483	6.39%	73,858	1,215	6.58%	54,947	870	6.33%
Interest Earning
Deposits	1,054	2	0.76%	803	5	2.49%	987	12	4.86%
Federal Funds Sold	13,934	11	0.32%	7,371	7	0.38%	1,916	14	2.92%
Total Interest Earning
Assets	844,962	12,178	5.77%	816,509	12,537	6.14%	809,062	13,386	6.62%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$16,997			$15,137			$16,180
Bank Premises
and Equipment	30,505			31,329			31,458

Other Assets	65,951			54,372			53,075

Total Assets	$958,415			$917,347			$909,775

	=======			=======			=======

	QUARTER ENDING JUNE 30,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$660,619	$2,189	1.33%	$626,397	$3,009	1.92%	$595,707	$4,383	2.94%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	109,158	902	3.31%	117,082	1,046	3.57%	140,727	1,317	3.74%
Total Interest
Bearing Liabilities	769,777	3,091	1.61%	743,479	4,055	2.18%	736,434	5,700	3.10%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	94,781			87,323			89,870
Other liabilities	6,086			6,274			6,913

Total liabilities	870,644			837,076			833,217

SHAREHOLDERS' EQUITY	87,771			80,271			76,558

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$958,415			$917,347			$909,775
	=======			=======			=======
NET INTEREST
INCOME		$9,087			$8,482			$7,686
		======			======			======
NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			4.30%			4.16%			3.80%

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

Provision for loan losses for second quarter 2010 increased to $3.1 million compared to $800,000 second quarter 2009.  Net charge-offs for second quarter 2010 were $3.9 million compared to approximately $376,000 in second quarter 2009.  Allowance for losses on loans as a percent of total loans was 1.41% as of June 2010, 1.50% as of December 2009 and 1.48% as of June 2009.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income increased 1.7% when comparing second quarters 2010 and 2009.  In second quarter of 2010, non-interest income contributed 21.4% to total revenue compared to 20.8% for the same period last year.

Increased non-interest income in second quarter 2010 is primarily due to gain on sale of available-for-sale securities totaling $1 million in second quarter 2010 compared to approximately $17,000 loss in second quarter 2009.  See additional information in Investment Securities section below.  Mortgage banking income decreased approximately $54,000 due to smaller volume of mortgage originations in second quarter 2010 compared to second quarter 2009.  Income from fiduciary activities and brokerage fees decreased in second quarter 2010 approximately $34,000 and $95,000, respectively, as compared to second quarter 2009.  Service charges on deposits increased approximately $33,000 due to increased fee income related to ATM and debit card interchange fees in second quarter 2010 compared to second quarter 2009.  Decreased earnings on bank owned life insurance of approximately $98,000 is a result of increased mortality charges that were waived or partially waived in 2009 and 2008 and as a result of overall lower yields in the current quarter.  Losses on sale (or write down) of foreclosed property totaled approximately $803,000 in second quarter 2010 compared to approximately $183,000 in second quarter 2009.

The decrease of approximately $39,000 in other non-interest income primarily relates to a decrease of approximately $59,000 in income from White & Associates/First Citizens Insurance LLC in second quarter 2010 compared to second quarter 2009.  Income from the insurance subsidiary totaled approximately $202,000, $261,000, and $204,000, in second quarters of 2010, 2009, and 2008, respectively.  The following table compares non-interest income for second quarter of 2010, 2009 and 2008 (dollars in thousands):

	QUARTER ENDING JUNE 30,
		% of		% of
	2010	Change	2009	Change	2008
Mortgage banking income	$277	-16.31%	331	9.24%	$303
Income from fiduciary activities	186	-15.45%	220	13.40%	194
Service charges on deposit accounts	1,763	1.91%	1,730	-6.49%	1,850
Brokerage fees	243	-28.11%	338	-19.71%	421
Earnings on bank owned life insurance	128	-42.08%	221	-29.39%	313
Gain (loss) on sale of securities	996	-5958.82%	(17)	100.00%	(139)
Loss on sale of foreclosed property	(803)	338.80%	(183)	100.00%	(2)
Other non-interest income	381	-9.29%	420	3.19%	407
	$3,171	3.63%	3,060	-8.57%	$3,347

Other-than-temporary impairment has been recognized on two available-for-sale securities during first six months of 2010.  One of the two securities also had a small additional credit loss of approximately $7,000 in second quarter 2010.  The credit loss component of the impairment recorded against earnings was approximately $171,000 for the two quarters ended June 30, 2010 compared to approximately $53,000 for first two quarters of 2009.  See Investment Securities section for additional information.

Non-interest expense represents operating expenses of the Company that decreased $1.1 million or 15% second quarter 2010 compared to second quarter 2009.  Salary and benefits expense is the largest component of non-interest expense that decreased approximately $952,000 or 24% in second quarter 2010 compared to second quarter 2009.  Average full-time equivalent employees for the Bank were 249 for six months ended June 30, 2010 compared to 253 for six months ended June 30, 2009.  Salaries and benefits expense decreased 24% in second quarter 2010 as employee benefit expense accruals for incentive compensation and retirement contributions were lowered to help offset increased provision for loan losses and other real estate expenses incurred during second quarter.  Incentive and retirement contribution accruals decreased approximately $1.0 million in second quarter 2010 compared to second quarter 2009.  The majority of employees receive performance-based incentives based on factors designed to achieve strategic goals and are balanced for risk and reward.  Such factors are aligned with strategic objectives and include achievement of a certain ROE level, accomplishing annual budget goals, and attainment of business development goals, asset quality goals, and other metrics applicable to the individual's job responsibilities.  Contributions to the Company's Employee Stock Ownership Plan (ESOP) are discretionary and thus, may be lowered or eliminated in accordance with the plan documents.

Depreciation and net occupancy expense combined decreased approximately $38,000 in second quarter 2010 compared to second quarter 2009.  Purchases of fixed assets in first six months of 2010 totaled approximately $713,000 compared to approximately $253,000 in second quarter 2009.  Data processing (which includes computer services) expense increased approximately $88,000 due to increased processing and maintenance fees on new and enhanced programs and systems including products related to customer relationship management, our core processor, and online banking.  Such expenses also continue to increase as a result of efforts to ensure integrity and security of customer data and in order to comply with ever increasing regulatory burdens.  Data processing expense also includes fees for outsourced processing and services including payroll processing and some network administration, which increased in 2009 and 2010.

FDIC insurance premium expense is and will continue to be a major component of non-interest expense.  Expense for FDIC insurance decreased approximately $396,000 in second quarter 2010 compared to second quarter 2009.  This decrease is a result of the one-time special assessment recorded in June 2009 of approximately $425,000.  Also, in December 2009, the FDIC required the Bank to pre-pay projected assessments for 2010 through 2012 totaling $4.2 million.  The prepaid assessment is reflected in Other Assets.  Of the $4.2 million pre-paid assessment, $1.2 million is projected to be expensed for the year ending December 31, 2010.

Other real estate expense for second quarter 2010 was approximately $177,000 compared to approximately $80,000 in second quarter 2009.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $172,000 or 2.8% of non-interest expense in second quarter 2010 compared to approximately $164,000 or 2.29% of total non-interest expense in second quarter 2009.  All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for second quarter of 2010, 2009 and 2008 (dollars in thousands):

	QUARTER ENDING JUNE 30,
		% of		% of
	2010	Change	2009	Change	2008
Salaries and employee benefits	$2,970	-24.27%	$3,922	-7.02%	$4,218
Net occupancy expense	427	-1.16%	432	5.11%	411
Depreciation	428	-7.16%	461	1.54%	454
Data processing expense	407	42.81%	285	15.85%	246
Legal and professional fees	66	135.71%	28	-57.58%	66
Stationary and office supplies	53	-1.85%	54	-19.40%	67
Amortization of intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	172	4.88%	164	-14.14%	191
FDIC insurance premium expense	300	-56.90%	696	3563.16%	19
Other real estate expenses	177	121.25%	80	-50.31%	161
Other non-interest expense	1,155	2.39%	1,128	-5.84%	1,198
Total non-interest expense	$6,176	-15.06%	$7,271	3.11%	$7,052

Changes in Financial Condition

Total assets were flat during the first six months of 2010 as year-to-date total asset growth is less than 1%.  Loans decreased by $11.7 million or approximately 2.0% (annualized 4.0%) during first two quarters of 2010.  Loans decreased 1.6% for the year ended December 31, 2009.  The Company continues to fund loans and looks forward to the time when a stronger economy encourages customers to once again move forward with a more aggressive business agenda.  The Company remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Total deposits increased modestly from year-end 2009 to June 30, 2010 with growth of $4.7 million or 0.6% (annualized 1.2%) during first six months of 2010.  Demand deposits decreased $7.7 million or 7.7% during the first six months of 2010.  Demand deposits continue to fluctuate within the historical range of $85 million to $105 million and maintain overall monthly average demand balances in the range of $94 million to $99 million for the first six months of 2010.  Time deposits increased $6.9 million or 1.9% (3.8% annualized) during the first six months of 2010.  Savings deposits increased $5.6 million or 1.9% (3.8% annualized) during six months ended June 30, 2010.  Seasonality of municipal deposits contributed to the overall increase of approximately $4.7 million in total deposits.

Securities sold under agreements to repurchase decreased approximately $396,000 or 1.1% since year-end 2009.  Other borrowings decreased $2.3 million or 3.0% in first two quarters of 2010 as a result of reductions on amortizing and matured FHLB advances.

Investment Securities

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Quarterly average rates for taxable securities for second quarter end 2010 decreased 116 basis points and tax-exempt securities decreased 19 basis points compared to second quarter 2009.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 64% of total portfolio.  The Company's goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of $160 million as of June 30, 2010.

The carrying value of investment securities as of dates indicated are summarized as follows (in thousands):

	AS OF JUNE 30,
	2010	2009	2008	2007	2006
U. S. Treasury & Government
Agencies	$170,206	$143,530	$137,100	$130,556	$118,132
State & Political Subdivisions	92,222	76,783	54,244	45,850	42,619
All Others	1,949	1,935	4,112	6,876	8,197
Totals	$264,377	$222,248	$195,456	$183,282	$168,948

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Also, there were no securities in the held-to-maturity category as of June 30, 2010 or December 31, 2009.  Amortized cost and fair market value of available-for-sale securities as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government Agency & corporate obligations	$164,234	$170,206	$153,924	$158,458
Tax-exempt securities issued by states &
political subdivisions in the U.S.	87,829	92,222	85,574	89,211
Other debt securities (domestic)	3,088	1,901	3,259	2,088
Domestic equity securities	30	48	30	34
Total	$255,181	$264,377	$242,787	$249,791

Accumulated other comprehensive income reflects $5.7 million and $4.3 million net unrealized gain on securities, net of tax as of June 30, 2010 and December 31, 2009, respectively.  During six months of 2010, gross unrealized gain on securities increased $2.2 million from year end 2009 to June 30, 2010 as overall market values of agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMOs) and municipal securities held in the portfolio improved.  Market values of bonds have been strong since first quarter 2008 as a result of the historically low rate environment and the Federal Reserve's quantitative easing plan to improve stability and liquidity in financial markets and promote recovery in housing sector.  The Federal Reserve's purchase of mortgage-backed securities similar to those held in the Company's portfolio drove re-investment yields lower and market values of current holdings higher in 2009 and market values continue to be strong in 2010.  Market value of the investment portfolio was also heavily influenced by U. S. Treasury curve.  The 10-year Treasury rate was 2.97% as of June 2010 compared to 3.53% as of June 2009 and 3.85% as of December 2009.  The two-year Treasury rates were approximately 0.61% in June 2010 compared to 1.14% at year-end 2009 and 1.11% as of June 2009.

In 2009 and 2010, the Company implemented strategies to realize portions of the unrealized gain on the investment portfolio.  The Company targeted certain shorter duration bonds totaling $45 million that were sold in first and second quarter 2010 with a realized gain on sale of approximately $1.5 million.  Proceeds from the sale of investments were reinvested primarily into 10-year and 15-year agency MBS or CMO.  These transactions help to improve extension risk in upward rate shock scenarios as the Company begins to prepares for a rising rate environment expected after 2010.  The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.

Investments totaling approximately $24 million were sold in first six months of 2009 at a realized gain of approximately $707,000.  Proceeds from the sale of investments were reinvested into securities consisting of agency MBS and CMO as well as municipal securities.

The only derivative transaction of the Company or its subsidiaries is an interest rate swap, which is discussed in the derivative transactions footnote.

Loans

The following table sets forth total loans held for investment net of unearned income by category for the past five years (in thousands):

	AS OF JUNE 30
	2010	2009	2008	2007	2006
Real estate:
construction	$55,433	$76,337	$109,788	$91,707	$85,440
mortgage	401,261	402,071	381,407	349,239	360,191
Commercial, financial
and agricultural	82,388	81,614	91,291	81,086	88,306
Consumer installment	32,021	34,351	36,928	37,357	38,048
Other	4,552	4,824	10,906	6,631	5,551

Total loans	$575,655	$599,197	$630,320	$566,020	$577,536

Loans decreased $11.7 million from December 31, 2009 to June 30, 2010 and decreased $23.5 million from June 30, 2009 to June 30, 2010.  Real estate loans decreased $21.7 million from June 30, 2009 to June 30, 2010.  Commercial, financial and agricultural loans combined increased approximately $774,000 and consumer installment loans decreased $2.3 million when comparing June 30, 2010 to June 30, 2009.  Loan demand was slow during the first two quarters of 2010 and the Company has been strategically cautious with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for approximately $457 million or 79.3% of total portfolio.  Commercial and residential construction loans comprised $55.4 million or 9.6% of the total loan portfolio.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction and home equity lines of credit) were the largest category comprising $204 million or 35% of total loans.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital.  The Bank's legal lending limit at June 30, 2010 was $13.3 million.  Although the Bank's legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of June 30, 2010.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $76 million of total loans as of June 30, 2010 and $78 million as of June 30, 2009.  There were no charge-offs or recoveries in this category for the quarter or six months ended June 30, 2010.  Recoveries, net of charge-offs in this category were approximately $10,000 for the six months ended June 30, 2009.

Non-Performing Loans and Allowance for Loan Losses

The Company continues to battle the effects of current economic factors including but not limited to declining real estate values and unemployment.  While overall conditions deteriorated during the economic recession, the impact in our markets appears to have been less severe overall than at the national level and was primarily concentrated in residential construction and land development loans in and around Shelby County.  Credit quality deterioration in this sector of the portfolio was reflected in net loans charged off in and increased level of other real estate owned for the six months ended June 30, 2010.

Non-current loans at second quarter end 2010 were 0.79% of total loans compared to 2.02% as of second quarter end 2009.  Non-performing loans have historically been in the range of less than 1% of total loans but have been in the 1% to 2% range over the past five quarters before trending back down below 1% for the current quarter end.  As a result, the allowance for loan losses as a percentage of total loans also trended downward from 1.48% as of June 30, 2009 to 1.41% as of June 30, 2010.  The volume increase in non-performing real estate loans in 2009 and charge-offs in 2010 were primarily related to two large residential development credits.  The following table sets forth the balance of non-performing loans as of June 30, for the years indicated (in thousands):

	2010	2009	2008	2007	2006
Non-accrual loans:
Commercial, financial & agricultural	$522	$298	$581	$15	$21
Real estate-construction	1,280	3,489	45	-	-
Real estate-mortgage	1,485	4,990	859	248	906
Installment loans to individuals	61	38	48	72	30
Total non-accrual loans	$3,348	$8,815	$1,533	$335	$957

Loans 90 days past due accruing interest:
Commercial, financial & agricultural	$-	$29	$38	$27	$27
Real estate-construction	-	609	46	-	-
Real estate-mortgage	1,164	2,469	1,896	1,488	2,186
Installment loans to individuals	50	3	53	36	6
Total loans 90 days past due accruing interest	1,214	3,110	2,033	1,551	2,219
Total non-current loans	$4,562	$11,925	$3,566	$1,886	$3,176
Total non-current loans as % of total loans	0.79%	2.02%	0.60%	0.34%	0.57%

Troubled debt restructuring:
Commercial, financial & agricultural	$20	$22	$29	$-	$-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	3,002	1,137	1,145	-	-
Installment loans to individuals	84	107	83	-	-
Total troubled debt restructuring	$3,106	$1,266	$1,257	$-	$-
Total troubled debt restructuring as a % of total loans	0.54%	0.21%	0.21%	0.00%	0.00%

Other real estate & other repossessed property	$13,344	$4,425	$3,110	$2,457	$139
Non-accrual debt securities	19	-	-	-	-
Total non-performing assets	$21,031	$17,616	$7,933	$4,343	$3,315
Total non-performing assets as a % of total assets	2.20%	1.90%	0.90%	0.50%	0.40%

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.41% for the current quarter and 1.50% at year-end 2009.  The following recaps activity in the allowance for the first two quarters for each of the past five year and the allowance for loan losses as a percent of total loans as of June 30 for each of the years presented:

	YEAR-TO-DATE ENDED JUNE 30,
	2010	2009	2008	2007	2006
Allowance for loan losses:
Beginning of period balance	$ 8,784	$ 7,300	$ 6,328	$ 6,211	$ 6,825
Loans charged off	(5,903)	(1,869)	(701)	(477)	(516)
Recovery of loans previously charged off	171	223	198	169	106
Net loans charged-off	(5,732)	(1,646)	(503)	(308)	(410)
Provision for loan losses	5,050	3,200	1,108	333	450
End of period balance	$ 8,102	$ 8,854	$ 6,933	$ 6,236	$ 6,865
	==========	==========	==========	==========	==========
Loans, end of period balance	575,523	599,197	630,320	563,051	574,225
Allowance for loan losses as % of total loans	1.41%	1.48%	1.10%	1.11%	1.20%

The following table recaps activity in the allowance for loan losses in second quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	QUARTER ENDED JUNE 30,
	2010	2009	2008	2007	2006
Average net loans outstanding	$ 567,617	$ 585,686	$ 608,261	$ 553,890	$ 564,537

Beginning of period balance	$ 8,976	$ 8,430	$ 6,342	$ 6,418	$ 7,027
Loans charged off	(3,989)	(539)	(248)	(411)	(412)
Recovery of loans previously charged off	65	163	98	62	29
Net loans charged-off	(3,924)	(376)	(150)	(349)	(383)
Provision for loan losses	3,050	800	741	167	225
End of period balance	$ 8,102	$ 8,854	$ 6,933	$ 6,236	$ 6,869
	============	============	============	============	============

Ratio of net charge-offs during the quarter to average net loans outstanding	0.69%	0.06%	0.02%	0.00%	0.04%

Net loans charged off in second quarter for each of last five years by category were as follows (dollars in thousands):

	QUARTER ENDED JUNE 30,
	2010	2009	2008	2007	2006
Charge-offs:
Domestic:
Commercial, financial
and agricultural	$(244)	$(209)	$(26)	$(68)	$(218)
Real estate-construction	(3,456)	(14)	(143)	(93)	-
Real estate-mortgage	(223)	(204)	(44)	(138)	(134)
Installment loans to
individuals & credit cards	(66)	(112)	(35)	(112)	(60)
Total charge-offs	$(3,989)	$(539)	$(248)	$(411)	$(412)

Recoveries:
Domestic:
Commercial, financial
and agricultural	$ 25	$ 9	$ 6	$ 2	$ 7
Real estate-construction	9	94	-	10	-
Real estate-mortgage	10	31	61	32	5
Installment loans to
individuals & credit cards	21	29	30	18	17
Total recoveries	$65	$163	$97	$62	$29

Net loans charged-off	$(3,924)	$(376)	$(151)	$(349)	$(383)

Other Real Estate

The book value of other real estate owned ("OREO") was $13.3 million as of June 30, 2010 and $10.5 million at December 31, 2009.  As evidenced by the statement of cash flows, loans totaling approximately $6.7 million were transferred from loans into other real estate during first two quarters 2010 compared to $2.0 million transferred from loans into other real estate during first two quarters of 2009.

As of current quarter end, there were over 100 properties in OREO consisting primarily of newly constructed single-family homes and residential lots.  Approximately 78% of the $13.3 million in OREO is located in Shelby County, Tennessee and surrounding counties.  Approximately 18% of the $13.3 million in OREO located in or around Williamson County, Tennessee.  While management continues efforts to liquidate OREO, these counties have been under stress with increasing home inventories and declining market values.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of acquisition of the property is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Write-downs subsequent to foreclosure and gains or losses on the sale of OREO are included in the Gain or Loss on Sale of Foreclosed Property reported in the Non-Interest Income section of the Income Statement.  Loss on sale or write down of OREO for second quarter 2010 was a loss of $803,000 compared to a loss of $183,000 for second quarter 2009.

Other real estate expenses totaled approximately $177,000 in second quarter 2010 compared to approximately $80,000 in second quarter 2009.  Other real estate expenses included expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs.

Activity in OREO for second quarter 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Beginning balance	$11,035	$5,557	$2,498
Acquisitions	4,668	334	1,426
Capitalized costs	10	169	-
Dispositions	(1,566)	(1,452)	(812)
Valuation adjustments through earnings	(803)	(183)	(2)
Ending balance	$13,344	$4,425	$3,110

Liquidity

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Company's primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 87% of the funding as of June 30, 2010 compared to 85% as of June 30, 2009 and 86% as of year-end 2009.  As of June 30, 2010, the Company had $23 million in deposit funds from the State of Tennessee.

The Bank participates in Certificate of Deposit Account Registry Service ("CDARS").  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit ("CDs") (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank's ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank's customers, purchase time deposits (referred to as "One-Way Buy" deposits) or to sell excess deposits (referred to as "One-Way Sell" deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and "One-Way Buy" deposits in the CDARS program totaling $27 million as of June 30, 2010 compared to $23 million as of June 30, 2009 and $25 million as of December 31, 2009.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes and are included in the following brokered deposit balances.  The Bank had $28 million of brokered certificate of deposits comprising 3.8% of total deposits as of June 30, 2010 compared to $51 million or 7.0% of total deposits as of June 30, 2009 and $36 million or 4.7% as of year-end 2009.

The Bank's liquidity position continues to be stable as asset growth slowed strategically beginning in the second half of 2008 through second quarter 2010.  Thus, the Company reduced its reliance on brokered deposits over the past twelve months.  Securities sold under agreements to repurchase and other short term borrowings decreased approximately $396,000 in first six months of 2010.  Borrowed funds from the FHLB totaled $63 million and accounted for 7.2% of total funding as of June 30, 2010 and $64 million or 7.5% of total funding as of December 31, 2009.  The decrease in FHLB advances was due to repayment of matured advances and reduction in amortizing advances totaling $2.3 million since year end 2009.

Appropriate liquidity risk management remains a high priority for the Company especially given recent turbulent conditions in the banking industry and national economy.  The Company's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings.  These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, FHLB advances, brokered certificates of deposit, and others.  Rates on wholesale borrowing sources including FHLB advances, overnight federal funds purchased, and brokered deposits continue to be funding sources that offer attractive pricing in the current environment.

As of June 30, 2010, the Bank has available lines of credit for federal fund purchases totaling $64.5 million with five correspondent banks as well as additional borrowing capacity of $18 million with FHLB.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

Capital Resources

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on June 30, 2010 was $88.8 million, up 5.4% from $84.3 million on December 31, 2009.  The increase in capital consists of an increase in unrealized gains on available-for-sale securities as well as undistributed net income.  The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of June 30, 2010 was 14.3%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution. Capital as a percentage of total assets for second quarter is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF JUNE 30,
2010	2009	2008	2007	2006
9.23%	8.60%	7.92%	8.26%	7.73%

Dividends per share were $0.15 per share in second quarter 2010 compared to $0.15 in second quarter 2009 and $0.29 per share in second quarter 2008.  As a precautionary measure, core quarterly dividends beginning second quarter 2009 were reduced from $0.29 to $0.15 in order to preserve capital and strengthen the Company's capital position to prepare to pursue opportunities for growth as economic conditions improve.  The dividend payout ratio was 25.97% for second quarter 2010 versus 39.39% and 47.82% for second quarter 2009 and 2008, respectively.  The Company anticipates continuing to pay small stable quarterly dividends $0.15 in 2010 and consideration of a special dividend contingent on the Company's actual and projected earnings and capital levels in December 2010.  The dividend payout ratio for the year ending December 31, 2010 is expected to be in the range of 40-50%, which is within our historical payout range.

The Company has not re-purchased shares of its own stock in the open market since December 31, 2009 as part of its strategic efforts to preserve and strengthen its capital position.  The Company has no formal plans or programs in place to repurchase common stock as it pursues its current strategy to reduce outstanding debt on the revolving line of credit.  The Company sold 800 treasury shares for $32.00 per share for an aggregate price of $25,600 in first quarters 2010.  There were no treasury transactions in second quarter 2010.  All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Recently Issued Accounting Standards

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards ("ASC") Update 2010-20 Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This amendment requires an entity to provide disclosures regarding the nature of credit risk inherent in the portfolio, how risks are analyzed and assessed in arriving at the allowance for credit losses, and changes and reasons for changes in the allowance for credit losses.  Such disclosures are to be provided on two levels of disaggregation which are portfolio segment and class of financing receivables.  Existing disclosures are also amended to require presentation on a disaggregated basis.  Additional disclosures are also required regarding credit quality indicators at the end of the reporting period by class, aging of past dues by class, nature and extent of troubled debt restructurings that occurred during the period by class and the effect on the allowance for credit losses, troubled debt restructurings that defaulted by class and the effect on the allowance for credit losses, significant purchases and sales of financial receivables during the period by portfolio segment.  For public entities, the disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  The amendments encourage but do not require comparative disclosures for earlier reporting periods that ended before initial adoption and require comparative disclosures for periods ending after initial adoption.  The Company is currently evaluating the effects of this update.  Adoption is likely to significantly change the disclosures related to the allowance for loan losses.

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards ("ASC") Update 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements.  This amendment to Subtopic 855-10 requires SEC filers such as the Company to evaluate subsequent events through the date that the financial statements are issued.  In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  These amendments are effective for interim or annual periods ending after June 15, 2010.  This update did not have a material effect on the Company's financial statements.

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

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  As of June 30, 2010, the Company is in a liability sensitive position in which the Company would likely experience a dilution in net interest margin in a rising rate environment.  Interest rate risk exposures are well within policy limits. Net interest margins steadily improved throughout 2009 and in first two quarters of 2010 exceeding historical range of 3.6% to 3.9%.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended June 30, 2010, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of June 30, 2010 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company's internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: August 6, 2010                                            /s/  JEFFREY D. AGEE
                                                                                     Jeffrey D. Agee,
                                                                            Chief Executive Officer &
                                                                                        President

Date: August 6, 2010                                          /s/    LAURA BETH BUTLER
                                                                                   Laura Beth Butler,
                                                                              Executive Vice President &
                                                                                  Chief Financial Officer