Form 10-Q
period 2010-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2010-11-05
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER  ENDED SEPTEMBER 30, 2010

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

Of the registrant's only class of common stock (no par value), there were 3,625,619 shares outstanding as of October 29, 2010.

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(In Thousands)

	September 30, 2010 (UNAUDITED)	December 31, 2009 (1)
ASSETS

Cash and due from banks	$19,811	$21,177
Federal funds sold	32,692	11,170
Cash and cash equivalents	52,503	32,347
Investment securities:
Available-for-Sale, stated at market	247,903	249,791
Loans (excluding unearned income of $335 at Sept. 30, 2010
and $434 at December 31, 2009)	565,828	587,398
Less: allowance for loan losses	8,059	8,784
Net loans	557,769	578,614
Loans held-for-sale	4,995	2,741
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	30,505	30,525
Accrued interest receivable	6,185	5,405
Goodwill	11,825	11,825
Other intangible assets	141	204
Other real estate owned	14,373	10,527
Bank owned life insurance policies	21,525	21,116
Other assets	23,630	7,776
TOTAL ASSETS	$977,038	$956,555

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing demand deposits	$94,722	$100,504
Interest bearing time deposits	367,554	356,442
Interest bearing savings deposits	307,199	295,200
Total deposits	769,475	752,146
Securities sold under agreements to
repurchase	37,604	36,881
Federal funds purchased and other short
term borrowings	603	748
Other borrowings	66,390	75,282
Other liabilities	10,309	7,186
Total liabilities	884,381	872,243

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(In Thousands)

	September 30, 2010	December 31, 2009
	(UNAUDITED)	(1)
Equity
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at September 30, 2010 and 3,717,593
issued and outstanding at December 31, 2009	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	68,240	63,448
Accumulated other comprehensive income	7,783	4,256
Total common stock and retained earnings	95,072	86,753
Less-91,775 treasury shares, at cost as of September 30, 2010
and 92,575 treasury shares, at cost as of December 31, 2009	2,415	2,441
Total shareholders' equity	92,657	84,312
Noncontrolling (minority) interest in consolidated subsidiary	2,055	55
Total equity	94,712	84,367

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$977,038	$956,555

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009

Interest income:
Interest and fees on loans	$9,018	$9,756	$27,273	$28,715
Interest on investment securities:
Taxable	1,374	1,674	4,571	5,409
Tax-exempt	977	868	2,929	2,364
Dividends	58	66	175	174
Other interest income	12	13	38	45
Total interest income	11,439	12,377	34,986	36,707

Interest expense:
Interest expense on deposits	2,160	2,732	6,590	9,294
Other interest expense	827	1,013	2,679	3,104
Total interest expense	2,987	3,745	9,269	12,398

Net interest income	8,452	8,632	25,717	24,309

Provision for loan losses	950	1,650	6,000	4,850

Net interest income after provision	7,502	6,982	19,717	19,459

Non-interest income
Mortgage banking income	361	221	826	854
Income from fiduciary activities	189	182	546	568
Service charges on deposit accounts	1,761	1,832	5,166	5,139
Brokerage fees	219	368	774	983
Earnings on bank owned life insurance	190	193	510	616
Gain (loss) on sale of securities	413	487	1,881	1,194
Loss on sale of foreclosed property	(63)	(26)	(882)	(295)
Other non-interest income	372	317	1,174	1,190
Total non-interest income	3,442	3,574	9,995	10,249

Total other-than temporary impairment losses	$(216)	$(44)	$(273)	$(705)
Portion of loss recognized in other
comprehensive income (before taxes)	147	195	261	(501)
Net impairment losses recognized in earnings	(363)	(151)	(534)	(204)

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009

Non-interest expense
Salaries and employee benefits	$4,241	4,126	$11,242	$11,695
Net occupancy expense	435	434	1,301	1,304
Depreciation expense	456	465	1,322	1,375
Data processing expense	398	285	1,148	852
Legal and professional fees	66	34	188	93
Stationary and office supplies	51	64	166	186
Amortization of intangibles	21	21	63	63
Advertising and promotions	194	171	546	469
FDIC Insurance Premium expense	300	360	900	1,311
Other real estate expense	367	116	691	313
Other non-interest expense	1,254	1,287	3,611	3,550
Total non-interest expense	7,783	7,363	21,178	21,211

Net income before income taxes	2,798	3,042	8,000	8,293

Income taxes	564	624	1,576	1,811

Net income	$2,234	$2,418	$6,424	$6,482

Earnings per share	$0.61	$0.67	$1.77	$1.79

Weighted average number
of shares outstanding	3,625,818	3,624,913	3,625,733	3,624,911

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Shareholders' equity balance beginning of period	$88,822	$78,961	$84,312	$77,008
Net income	2,234	2,418	6,424	6,482
Other comprehensive income
Changes in available for sale investments	2,107	3,154	3,458	2,957
Changes in cash flow hedge	38	33	69	52
Comprehensive income	4,379	5,605	9,951	9,491
Cash dividend declared	(544)	(543)	(1,632)	(2,138)
Common stock issued
Common stock repurchased, net	-	-	26	16
Shareholders' equity Balance end of period	92,657	84,023	92,657	84,377
Noncontrolling (minority) interest
beginning of period	55	55	55	55
Sale of subsidiary preferred shares to
noncontrolling interest	2,000	-	2,000	-
Noncontrolling (minority) interest
end of period	2,055	55	2,055	55
Total Equity	$94,712	$84,078	$94,712	$84,432

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars In Thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Net cash provided by operating activities	$9,028	$1,074

Investing activities:
Proceeds of maturities of held-to-maturity securities	-	115
Proceeds of maturities of available-for-sale securities	56,364	29,227
Proceeds of sales of available-for-sale securities	47,377	41,040
Purchase of available-for-sale securities	(110,353)	(73,682)
Decrease (Increase) in loans-net	6,646	(9,521)
Proceeds from sale of other real estate	2,987	1,964
Purchases of premises and equipment	(1,302)	(307)
Net cash (used) by investing activities	1,719	(11,164)

Financing activities:
Net increase (decrease) in demand and savings
Accounts	6,217	13,045
Increase (decrease) in time deposits	11,112	(11,840)
Increase (decrease) in other borrowings	(8,892)	1,580
Treasury stock purchases, net	26	16
Cash dividends paid	(1,632)	(2,138)
Net increase (decrease) in short-term borrowings	578	4,731
Sale of subsidiary preferred shares to
noncontrolling interest	2,000	-
Net cash provided by financing activities	9,409	5,394

Increase (decrease) in cash and cash equivalents	20,156	(4,696)

Cash and cash equivalents at beginning of period	32,347	40,704

Cash and cash equivalents at end of period	$52,503	$36,008

Supplemental cash flow disclosures:
Interest payments, net	$8,636	$13,111
Income taxes paid, net	1,766	708
Transfers from loans to foreclosed assets	9,408	4,124
Transfers from foreclosed assets to loans	1,209	1,938

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2010, the consolidated statements of income for the three and nine month periods ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior year balances have been reclassified to conform to current year presentation.  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc. (the "Company"), and its subsidiary, First Citizens National Bank (the "Bank").  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in other assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly owned subsidiaries, First Citizens Financial Plus, Inc. and First Citizens Investments, Inc., which are consolidated into its financial statements.  First Citizens Holdings, Inc., a wholly owned subsidiary of First Citizens Investments, Inc., and First Citizens Properties, Inc. are also consolidated into the financial statements.  First Citizens Holdings, Inc. owns approximately 98% of Series A 8% preferred stock and 100% of common stock of First Citizens Properties, Inc.  The remaining 2% of Series A preferred stock totaling $55,000 is owned by officers and directors of the Company.

On August 4, 2010, First Citizens Properties, Inc. issued 40,000 shares in Series B non-cumulative preferred stock at $50 per share to the Bank's 50% owned subsidiary, White and Associates/First Citizens Insurance, LLC (discussed below).  The $2 million proceeds of this transaction were used by the subsidiary to purchase additional mortgage assets from the Bank and for general working capital purposes.  The preferred shares have a 6% non-cumulative dividend requirement and also qualify as Tier I capital at the consolidated bank and consolidated holding company levels in accordance with regulatory requirements. The $55,000 in Series A non-cumulative preferred shares and $2 million in Series B non-cumulative preferred shares are reported as Noncontrolling (minority) Interest in Consolidated Subsidiaries in the Equity Section of the Consolidated Balance Sheets.  The noncontrolling interest in this subsidiary accounts for less than one percent of the subsidiary's total equity.  Expense related to the noncontrolling interest is reported in Other Non-interest Expense on the Income Statement and is not material for any of the periods presented.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company recognized loans as impaired with carrying values of $5.9 million as of September 30, 2010 and $10.0 million as of December 31, 2009.  Specific allocations in the allowance for loan losses related to impaired loans totaled $1.3 million as of September 30, 2010 and $450,000 at December 31, 2009.  Average investment in impaired loans in first three quarters of 2010 was $12.9 million compared to $14.0 million during year ended December 31, 2009, respectively.  Interest income recognized on impaired loans on an accrual basis is approximately $502,000 for first three quarters of 2010 compared to approximately $607,000 for first three quarters of 2009.

NOTE 5 - INVESTMENT SECURITIES AND DERIVATIVE TRANSACTIONS

The amortized cost and fair value of securities as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2010:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$144,492	$6,235	$(37)	$150,690
Obligations of states and political subdivisions	88,046	7,451	(5)	95,492
All others	2,754	11	(1,044)	1,721
Total available-for-sale securities	$235,292	$13,697	$(1,086)	$247,903

As of December 31, 2009:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$153,924	$4,774	$(240)	$158,458
Obligations of states and political subdivisions	85,574	3,735	(98)	89,211
All others	3,289	4	(1,171)	2,122
Total available-for-sale securities	$242,787	$8,513	$(1,509)	$249,791

There were no securities classified as held-to-maturity or trading as of September 30, 2010 or December 31, 2009.

The following table summarizes contractual maturities of debt securities available-for-sale as of September 30, 2010 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Fair Value
Amounts Maturing In:
One Year or Less	$2,335	$2,393
After One Year Through Five Years	10,731	11,370
After Five Years Through Ten Years	40,801	43,303
After Ten Years	181,402	190,803
	$235,269	$247,869
Equity securities	23	34
Total securities	$235,292	$247,903

Sales and gains (losses) on sale of available-for-sale securities are presented as follows (in thousands):

	Gross Sales	Gains	Losses	Net

Nine months ended September 30, 2010	$62,839	$1,881	$-	$1,881
Nine months ended September 30, 2009	41,040	1,194	-	1,194

The following table presents information on securities with gross unrealized losses as of September 30, 2010, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less than twelve months		Over twelve months			Total
	Gross		Gross			Gross
	Unrealized	Fair	Unrealized		Fair	Unrealized	Fair
	Losses	Value	Losses		Value	Losses	Value
Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$(37)	$1,983	$-	*	$24	$(37)	$2,007
Obligations of states and political subdivisions	(5)	235	-		-	(5)	235
Other debt securities	-	-	(1,044)		1,687	(1,044)	1,687

Total securities available-for -sale	$(42)	$2,218	$(1,044)		$1,711	$(1,086)	$3,929

                *Rounds to less than $1,000.00.

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

As of September 30, 2010, the Company had eight debt securities with unrealized losses, with six of those securities having been in an unrealized loss position for greater than 12 months.  The Company did not intend to sell any such securities in unrealized loss position and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Of the eight debt securities, four corporate bonds accounted for approximately 96% of the unrealized gross losses as of September 30, 2010.  The remaining two bonds with unrealized loss positions as of September 30, 2010 consisted of one municipal bond and three agency MBSs or CMOs.

All securities in an unrealized loss position as of September 30, 2010 have been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts' reports.  With respect to unrealized losses on municipal and agency and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary as of September 30, 2010.  The unrealized losses on the agency and municipal securities are considered immaterial on an individual basis and in the aggregate and have not been recognized for other-than-temporary impairment.

Four corporate bonds accounted for 96% of the $1.1 million unrealized loss as of September 30, 2010.  Three of the four corporate debt securities are pooled collateralized debt obligation securities that are backed by trust-preferred securities ("TRUP CDOs") issued by banks, thrifts and insurance companies.  The fourth bond is an individual corporate debt security.  All four of these bonds were rated below investment grade (BBB) by Moody's and/or S&P as of September 30, 2010.

At September 30, 2010, the one single-issuer corporate debt security carried an amortized cost of approximately $457,000 and a gross unrealized loss aggregating approximately $29,000 reflected in other comprehensive income.  This debt security remains in an unrealized loss position as of September 30, 2010, but the value of the bond improved by approximately $36,000 in third quarter 2010.  Also, this debt security paid according to terms in 2009 and 2010 and is projected to continue paying according to terms going forward.  Based on management's review of the financial condition of the issuer including current capital levels, this bond has not been recognized for other-than-temporary impairment.

The three TRUP CDOs have an aggregate book value of $2.3 million and fair market value of $1.3 million and each of the three are the mezzanine or "B" class tranches.  These three bonds have been reviewed for other-than-temporary impairment using projected cash flow models.  Security-specific collateral is used in the assumptions to project cash flows each quarter.  Issuers in default are assumed at zero recovery.  Issuers in deferral are assumed at a 15% recovery beginning two years from deferral date.  Forward interest rates are used to project future principal and interest payments allowing the model to indicate impact of over or undercollateralization for each transaction.  Higher interest rates generally increase credit stress on undercollateralized transactions by reducing excess interest (calculated as the difference between interest received from underlying collateral and interest paid on the bonds).  The discount rate is based on the original discount margin calculated at the time of purchase based on the purchase price.  The original discount margin is then added to the three-month LIBOR to determine the discount rate.  The discount rate is then used to calculate the present value for the then-current quarter's projected cash flows.  If the present value of the then-current quarter's projected cash flows is less than the prior quarter or less than the then-current book value of the security, that difference is recorded against earnings as the credit component of other-than-temporary impairment.  The following table provides additional information regarding the levels of excess subordination in the securities as of September 30, 2010:

Description	Class	Actual Over Collateral Ratio(1)	Required Over Collateral Ratio(2)	Actual Over (Under)
Pretsl I	Mezzanine	77.1%	103.0%	-25.9%
Pretsl X	B-2	58.2%	N/A(3)	N/A
I-Prestsl IV	B-1	102.3%	106.0%	-3.7%

_________________

(1)       The Over Collateral ("OC") Ratio reflects the ratio of performing collateral to a given class of notes and is calculated by dividing the performing collateral by the sum of the current balance of a given class of notes plus all   senior classes.

(2)       The Required OC Ratio for a particular class of bonds reflects the required overcollateralization ratio such that cash distributions may be made to lower classes of bonds.  If the OC Ratio is less than the Required OC ratio,   cash is diverted from the lower classes of bonds to the senior bond classes.

(3)       The Required OC Ratio is not applicable in this case, as interest on Pretsl X for B-2 class is capitalized to the bond or pay-in-kind ("PIK"). The Company does not recognize PIK interest for book purposes and has this bond   on non-accrual status.

The first TRUP is referred to as Pretsl I and has a book value of approximately $923,000 and fair value of approximately $619,000 as of September 30, 2010.   The gross unrealized loss related to factors other than credit and recognized in accumulated other comprehensive income totaled approximately $303,000 as of September 30, 2010.  The credit loss portion of other-than-temporary impairment recognized in earnings for Pretsl I is approximately $369,000 for the nine months ended September 30, 2010 with approximately $356,000 of the loss occurring in the three months ended September 30, 2010.  This bond was placed on non-accrual status in third quarter 2010.

The second TRUP is referred to as Pretsl X and has a book value of approximately $353,000 and fair value of approximately $91,000 as of September 30, 2010.  The gross unrealized loss related to factors other than credit and recognized in accumulated other comprehensive income totaled approximately $262,000 as of September 30, 2010.  The credit loss portion of other-than-temporary impairment recognized in earnings for Pretsl X is approximately $158,000 for the nine months ended September 30, 2010 but those losses occurred during the first two quarters of 2010.  There was no additional credit losses for Pretsl X in the three months ended September 30, 2010.  This bond has been on non-accrual status for the nine months ended September 30, 2010.

The third TRUP is referred to as I-Pretsl IV and has a book value of $1 million as of September 30, 2010.  The fair value of I-Pretsl IV is approximately $549,000 with the unrealized loss reflected in accumulated other comprehensive income as of September 30, 2010.  This bond has experienced additional deferrals (from 4% to 12% of performing collateral in third quarter 2010) but has had no defaults thus far.  This bond has not experienced an adverse change in projected cash flows as quarterly testing through third quarter 2010.  Quarterly testing for this bond yielded present value of projected cash flows above book value.  Therefore, no other-than-temporary impairment has been recognized to date on this bond and it remains on accrual status.

The Company also holds Fannie Mae and Freddie Mac perpetual preferred stock.  Other-than-temporary impairment charges of approximately $7,000 were recognized in earnings for the quarter ended September 30, 2010.  The book value and fair value of these equity securities is approximately $13,000 as of September 30, 2010.

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities for three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30
	2010	2009	2010	2009

Balance of credit losses on available-for-sale securities	$171	$53	$-	$-
Additions for credit losses for which an OTTI loss was not previously recognized	-	-	-	204
Additions for credit losses for which an OTTI loss was previously recognized	363	151	534	-
Balance of credit losses on available-for-sale securities	$534	$204	$534	$204

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 9.

Generally accepted accounting principles have established accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. These standards require that derivatives be reported either as assets or liabilities on the balance sheets and be reflected at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation.   The Company's one derivative transaction, a $1.5 million interest rate swap purchased in 2000, matured in September 2010.  Since a Federal Home Loan Bank Variable LIBOR Borrowing was designated as the hedged item and in doing so, the Company effectively fixed the cost of this liability.  As a floating rate liability was hedged, there are no significant fluctuations in its market value but there are fluctuations in the cash flows.  Thus, the swap was designated as a cash flow hedge, hedging the "benchmark interest rate."   The market value gain or loss of the swap was adjusted through other comprehensive income.  The purpose of the transaction was to reduce exposure to interest rate risk.

The value of the derivative was zero of September 30, 2010 and a liability of $111,000 as of December 31, 2009.  There were no reclassification adjustments to other comprehensive income for gains or losses related to the cash flow hedge for any of the periods presented in the Consolidated Financial Statements.

Components of accumulated other comprehensive income are as follows for the periods presented (in thousands):

	September 30, 2010	December 31, 2009
Unrealized loss on cash flow hedge, net of tax	$-	$(69)
Unrealized gains on available-for-sale securities
without other-than-temporary impairment, net of tax	8,348	4,791
Unrealized losses on available-for-sale securities with
other-than-temporary impairment, net of tax	(565)	(466)
Accumulated other comprehensive income	$7,783	$4,256

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

Our stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of September 30, 2010.  In the event our stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of the reportable date is $11.8 million or 1.21% of total assets or 12.76% of total capital.

Amortization expense of the other identifiable intangibles for the third quarter was approximately $21,000 in each of the years 2010 and 2009.

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

The Bank had secured advances from the FHLB totaling $56.1 million as of September 30, 2010 and $65.0 million as of December 31, 2009.  FHLB borrowings are comprised primarily of fixed rate positions with principal due at call date or maturity date ranging from 0.31% to 5.95%.  Most of these FHLB borrowings have quarterly call features and maturities range from 2010 to 2019.  Most of the advances with call features when called offer the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that total $1.6 million as of September 30, 2010 and $2.0 million as of year-end 2009.  These smaller balance advances have rates ranging from 3.34% to 7.05% and maturities range from 2011 to 2019.  Obligations are secured by loans totaling $378 million consisting of the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of $24 million as of September 30, 2010.

NOTE 8 - ACCOUNTING FOR ENDORSEMENT SPLIT DOLLAR LIFE INSURANCE PLANS WITH POSTRETIREMENT BENEFITS

The Bank has a significant investment in bank-owned life insurance policies ("BOLI") and provides the associated fringe benefit to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $21.5 million and $21.1 million as of September 30, 2010 and December 31, 2009, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $190,000 and $193,000 for third quarters ended September 30, 2010 and 2009, respectively.

The Company adopted guidance in ASC 715-60 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle was recorded January 1, 2008 in the amount of $1.9 million to accrue the post-retirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is reflected in Salaries and Employee Benefits on the Consolidated Income Statements and was approximately $48,000 for the quarter ended September 30, 2010 and approximately $41,000 for the quarter ended September 30, 2009.   The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.4 million as of September 30, 2010 and as of December 31, 2009.

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

Recurring Basis

The following are descriptions of valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 1% of the portfolio at September 30, 2010 and December 31, 2009.

The markets for TRUP CDOs and other similar securities were not active at September 30, 2010 or December 31, 2009.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at September 30, 2010.  Therefore, during 2009 and 2010, a low market price for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given conditions in debt markets at September 30, 2010 and December 31, 2009 and the relative inactivity in the secondary and new issue markets, the Company determined:

-       Few observable transactions existed and market quotations that were available were not reliable for purposes of determining fair value as of September 30, 2010 and December 31, 2009;

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

-       The Company's TRUP CDO valuations were prepared by an independent third party. The third party's approach to determining fair value involved these steps as of September 30, 2010 and December 31, 2009:

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

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from 10% to 57% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

Cash Flow Hedge

The Company's cash flow hedge is valued by a third party vendor and based on matrix pricing using Level 2 inputs as specified in Note 1.

A summary of assets and liabilities as of September 30, 2010 and December 31, 2009 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
As of September 30, 2010*:
Financial assets:
Securities available-for-sale	$-	$246,643	$1,260	$247,903

As of December 31, 2009:
Financial assets:
Securities available-for-sale	$-	$248,064	$1,727	$249,791
Financial liabilities:
Cash flow hedge	$-	$111	$-	$111

_________________

*The cash flow hedge matured in September 2010 and thus, there are no financial liabilities measured at fair value on a recurring basis as of September 30, 2010.

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Available-for-sale securities
Balance at beginning of period	$1,509	$1,615	$1,727	$2,342
Total unrealized gains (losses) included in:
Net income	(356)	(151)	(527)	(204)
Other comprehensive income	107	730	60	6
Balance at end of period	$1,260	$2,194	$1,260	$2,144

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge for nine months ended September 30, 2010 or 2009.

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

A summary of assets as of September 30, 2010 and December 31, 2009 measured at estimated fair value on a non-recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
September 30, 2010:
Assets:
Impaired loans	$-	$-	$5,911	$5,911
Loans held for sale	-	4,995	-	4,995
Other real estate	-	-	14,373	14,373

December 31, 2009:
Assets:
Impaired loans	$-	$-	$10,059	$10,059
Loans held for sale	-	2,741	-	2,741
Other real estate	-	-	10,527	10,527

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$52,503	$52,503	$32,347	$32,347
Investment securities	247,903	247,903	249,791	249,791
Loans	565,828		587,398
Less: allowance for loan losses	(8,059)		(8,784)
Loans, net of allowance	557,769	558,131	578,614	579,465
Loans held for sale	4,995	4,995	2,741	2,741
Accrued interest receivable	6,185	6,185	5,405	5,405
Federal Reserve Bank and Federal
Home Loan Bank stock	5,684	5,684	5,684	5,684
Other real estate	14,373	14,373	10,527	10,527
Bank owned life insurance	21,525	21,525	21,116	21,116

Financial liabilities
Deposits	$769,475	$771,819	$752,146	$754,452
Short-term borrowings	38,207	38,349	37,629	37,679
Other borrowings	66,390	77,493	75,282	76,307
Other liabilities	10,309	10,309	7,186	7,186

Unrecognized financial instruments
Commitments to extend credit	$85,731	$85,731	$79,776	$79,776
Standby letters of credit	4,450	4,450	4,534	4,534

NOTE 10 - SUBSEQUENT EVENTS

The Company has reviewed subsequent events through November 3, 2010, the date the financial statements were available to be issued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

While the current economic climate continues to challenge the financial industry, the Company continues to produce solid earnings and increase its capital base.  Year-to-date net income through September 30, 2010 is $6.42 million compared to $6.48 million for the nine months ended September 30, 2009.  Earnings per share decreased modestly by $0.02 per share when comparing the first three quarters of 2010 and 2009.  Quarter-to-date net income through September 30, 2010 is $2.2 million compared to $2.4 million for the same period in 2009.

Results of operations for third quarter 2010 reflect strong net interest margins, decreased provision for loan losses, and stable fee incomes.  The primary difference in earnings for third quarter 2010 compared to third quarter 2009 is in net impairment losses on securities and increased expenses related to data processing, salaries and benefits and other real estate.  Third quarter 2010 reflects $413,000 of gain on sale of securities and other-than-temporary credit loss impairment charges of approximately $363,000.  Third quarter 2009 reflects gain on sale of securities totaling approximately $487,000 and other-than-temporary credit loss impairment charges totaling approximately $151,000.

Asset growth remains slow by design in third quarter 2010 as assets have increased a modest 2.14% or approximately $20 million from December 31, 2009 to September 30, 2010.  Slow asset growth is a direct result of strategic efforts to grow cautiously during the current economic recession and a lack of loan demand.  Loans decreased $21.6 million or approximately 3.7% (annualized less than 4.9%) during first nine months of 2010.  Asset growth has been concentrated primarily in Federal funds sold and investments.  Federal funds sold increased $21.5 million from year end 2009 to September 30, 2010.  Investment balances decreased $1.9 million from year end 2009 to September 30, 2010 due to $15 million transaction that is in process as of September 30, 2010.  The Company executed $15 million in bond sales near quarter end that is reported in other assets as the trade was executed before quarter end but settled after September 30, 2010.  Other assets are also increased due to other real estate of $14.4 million as of September 30, 2010 compared $10.5 million as of December 31, 2009 and $5.2 million as of September 30, 2009.

Total liabilities increased 3.1% from September 2009 to September 2010 consisting of deposit growth offset by decreased borrowings.  Overall deposits increased $33.3 million and other borrowings decreased $9.3 million from September 2009 to September 2010.  Other borrowings decreased due to repayment of maturing Federal Home Loan Bank (FHLB) advances.

Strategic efforts continue to be focused on preservation of capital and maintaining prudent liquidity position rather than aggressive growth until economic and market conditions improve.  Thus, capital growth of 9.9% in the first nine months of 2010 has outpaced asset growth of just above two percent for the same period.  Capital growth is due to a combination of both increased retained earnings and accumulated other comprehensive income.  Increased retained earnings are due to strong earnings and conservative dividends in 2010.  Accumulated other comprehensive income increased $3.5 million in first nine months of 2010 due to overall appreciation of the investment portfolio in the current environment.

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratio for the quarter ended September 30, 2010, 2009 and 2008 was 64.99%, 58.98%, and 63.65% respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio is 7.55% as of the quarter ended September 30, 2010 compared to 7.29% and 6.92% as of the quarters ended September 30, 2009 and 2008, respectively.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows for the quarter ended September 30, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Efficiency ratio:
Net interest income(1)	$8,897	$9,078	$8,066
Non-interest income(2)	3,079	3,449	1,585
Total revenue	$11,976	$12,527	$9,651

Non-interest expense	$7,783	$7,388	$6,143
Efficiency ratio	64.99%	58.98%	63.65%

Tangible common equity ratio:
Total equity capital	$92,657	$84,377	$77,008
Less:
Accumulated other comprehensive income	7,783	4,535	1,526
Goodwill	11,825	11,825	11,825
Other intangible assets	141	225	289
Tangible common equity	$72,908	$67,792	$63,368

Total assets	$977,038	$942,567	$927,502
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	141	225	289
Tangible assets	$965,072	$930,517	$915,388

Tangible common equity ratio	7.55%	7.29%	6.92%

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

RESULTS OF OPERATIONS

Results of operations for third quarter 2010 reflect decreased overall earnings but strong net interest margins, decreased provision for loan losses and overall stable fee incomes.  Earnings per share are $0.61 and $0.67 for third quarters 2010 and 2009, respectively.  Key performance metrics for the Company compare third quarter of the last five years as follows:

	AS OF SEPTEMBER 30,
	2010	2009	2008	2007	2006
Percentage of Net Income to:
Average Total Assets	0.89%	0.94%	0.81%	1.07%	1.10%
Average Shareholders'
Equity	9.70%	10.78%	9.76%	12.76%	14.03%
Percentage of Dividends
Declared Per Common
Share to Net Income	25.40%	33.00%	57.62%	46.77%	46.28%
*Percentage of Average
Shareholders' Equity to
Average Total Assets	10.11%	9.68%	8.97%	9.15%	8.68%

*Represents primary capital including the allowance for loan losses.

The five year trends on return on average assets and return on average equity reflect slow to moderate asset growth, stable overall net income and an increasing capital base.  The five-year dividend yield and capital to assets trends reflect the Company's strategic efforts to preserve and grow capital including lower dividend payments the past two years.  The dividend payout is expected to be in the 40-50% range for the year ending December 31, 2010.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income decreased approximately $180,000 or 2.1%, when comparing third quarter of 2010 to third quarter 2009.  The net yield on average earning assets for third quarters 2010 and 2009 were 5.58% and 6.10%, respectively.  Net interest margin for third quarter 2010 was 4.18% compared to 4.32% in third quarter 2009, which reflects an decrease of 14 basis points from third quarter 2009.  Net interest margin has been above 4.1% in 2009 and 2010.  Net interest margin of 4.18% for third quarter 2010 is slightly less than the previous two quarters but still above the net interest margin historical range of 3.50% to 4.00% maintained from 2004 to 2008 as federal funds rates fluctuated between 0.00% and 5.25%.

Average earning assets to total average assets is 87.8% and 90.06% as of September 30, 2010 and 2009, respectively.  The decreasing trend is attributable to decreasing loans and increasing other real estate (see additional information in Sections titled "Loans" and "Other Real Estate" below).  The volume of non-earnings assets also includes significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $52.0 million or 5.3% of total assets as of September 30, 2010.  The statement of cash flows reflects fixed assets purchases of approximately $1.3 million during the nine months ended September 30, 2010.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $190,000 in third quarter 2010 and $193,000 in third quarter 2009.

Average interest-bearing deposit balances for third quarter 2010 increased $20 million or 3.0% compared to third quarter 2009.  Cost of interest bearing deposits and borrowings decreased 39 basis points and 58 basis points, respectively, from third quarter 2009 to third quarter 2010.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	QUARTER ENDING SEPTEMBER 30,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$562,837	$9,018	6.41%	$605,993	$9,756	6.44%	$629,496	$10,722	6.81%
Investment Securities:
Taxable	173,233	1,374	3.17%	146,715	1,740	4.74%	141,325	1,932	5.47%
Tax Exempt (4)	94,237	1,480	6.28%	78,839	1,315	6.67%	54,151	882	6.52%
Interest Earning
Deposits	1,093	1	0.37%	952	3	1.26%	830	9	4.34%
Federal Funds Sold	20,648	11	0.21%	8,758	9	0.41%	1,698	10	2.36%
Total Interest Earning
Assets	852,048	11,884	5.58%	841,257	12,823	6.10%	827,500	13,555	6.55%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$17,958			$14,514			$16,518
Bank Premises
and Equipment	30,559			30,923			31,817

Other Assets	69,961			47,397			55,577

Total Assets	$970,526			$934,091			$931,412
	=====			====			=====

(cont'd)

	QUARTER ENDING SEPTEMBER 30,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$665,305	$2,160	1.30%	$645,772	$2,732	1.69%	$616,534	$4,152	2.69%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	110,191	827	3.00%	113,328	1,013	3.58%	142,083	1,337	3.76%
Total Interest
Bearing Liabilities	775,496	2,987	1.54%	759,100	3,745	1.97%	758,617	5,489	2.89%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	94,523			86,286			90,654
Other liabilities	7,583			6,695			7,832

Total liabilities	878,917			852,081			857,103

TOTAL EQUITY	92,924			82,010			74,309

TOTAL LIABILITIES AND
EQUITY	$970,526			$934,091			$931,412
	=====			=====			=====
NET INTEREST
INCOME		$8,897			$9,078			$8,066
		=====			=====			====
NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			4.18%			4.32%			3.90%

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

Provision for loan losses for third quarter 2010 decreased approximately $700,000 compared to third quarter 2009.  Net charge-offs for third quarter 2010 totaled approximately $993,000 compared to $2.3 million charged off in third quarter 2009.  Allowance for losses on loans as a percent of total loans was 1.42% as of September 30, 2010 compared to 1.48% as of September 2009 compared to 1.50% as of December 2009.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income decreased 3.7% or approximately $132,000 when comparing third quarters 2010 and 209.  The decrease in non-interest income in third quarter 2010 is partially attributable to decreased realized gain on sale of securities of approximately $413,000 compared to approximately $487,000 third quarter 2009.

Mortgage banking income increased approximately $140,000 in third quarter 2010 compared to third quarter 2009 due to increased mortgage volumes as long term mortgage rates continue at historically low rates.  Fees from fiduciary activities are basically flat and brokerage fees decreased approximately $149,000 as market values of assets under management declined during the current economic recession and due to lack of consumer confidence in the economy and financial markets.  Service charges on deposits decreased approximately $71,000 due to lower overdraft fee income in third quarter 2010 compared to third quarter 2009.  Earnings on bank owned life insurance are flat in third quarter 2010 compared to third quarter 2009.

The largest component of other non-interest income totaling approximately $372,000 for the quarter ended September 30, 2010 is income from White & Associates/First Citizens Insurance LLC.   Income from the insurance subsidiary totaled approximately $158,000, $196,000 and $162,000, in third quarters of 2010, 2009 and 2008, respectively.  The following table compares non-interest income for first quarter of 2010, 2009 and 2008 (dollars in thousands):

	QUARTER ENDING SEPTEMBER 30,
		% of		% of
	2010	Change	2009	Change	2008
Mortgage banking income	$361	63.35%	$221	-20.79%	$279
Income from fiduciary activities	189	3.85%	182	-6.19%	194
Service charges on deposit accounts	1,761	-3.88%	1,832	-3.58%	1,900
Brokerage fees	219	-40.49%	368	1.94%	361
Earnings on bank owned life insurance	190	-1.55%	193	0.52%	192
Gain (loss) on sale of securities	413	-15.20%	487	100.00%	29
Loss on sale of foreclosed property	(63)	142.31%	(26)	100.00%	(6)
Other non-interest income	372	17.35%	317	-17.23%	383
Total non-interest income	$3,442	-3.69%	$3,574	7.26%	$3,332

Other-than-temporary impairment charges on pooled trust preferred collateralized debt obligations recognized in earnings totaled approximately $356,000 and $151,000 for third quarter 2010 and 2009, respectively.

Non-interest expense represents operating expenses of the Company and many strategic action plans continue to be centered on cost control of operating expenses in 2010.  Despite such efforts, total non-interest expense for third quarter 2010 increased approximately $420,000, or 5.7%, over third quarter 2009.  Salary and benefits expense is the largest component of non-interest expense and increased approximately $115,000 or 2.8% over third quarter 2009 due to increased accrual of employee benefit expenses.  Employee benefit expense accruals for incentive compensation, retirement contributions and other benefits are recorded in relation to the overall return on equity of the company.  In third quarter 2010, these accruals were increased due primarily to decreased provision for loan losses compared to the previous two quarters.  Operating results for third quarter 2010 continue to reflect strong core earnings and return on equity in excess of 9%.  Therefore, incentives are being accrued for and are expected to be paid in January 2011 for the year ending December 31, 2010 if such earnings trends continue through fourth quarter 2010.  Average full-time equivalent employees for the Bank were 250 for both nine months ended September 30, 2010 and nine months ended September 30, 2009.

Depreciation expense and net occupancy expense are flat when comparing third quarter 2010 to third quarter 2009.  Data processing expense increased approximately $113,000 from third quarter 2009 to third quarter 2010.  Data processing (which includes computer services) expense increased due to increased processing and maintenance fees on new and enhanced programs and systems including products related to customer relationship management, our core processor, and online banking.  Such expenses also continue to increase as a result of efforts to ensure integrity and security of customer data and in order to comply with ever increasing regulatory burdens.  Data processing expense also includes fees for outsourced processing and services including payroll processing and some network administration, which increased in 2009 and 2010.  The Company continues to invest in technology as evidenced in the Statement of Cash Flows for $1.3 million in purchases of fixed assets for the nine months ended September 30, 2010.  Purchases in 2010 consisted primarily of investments in new or upgraded computer equipment and software.  Legal fees increased approximately $32,000 and relate primarily to collection efforts.  Other real estate expense for third quarter 2010 was approximately $367,000 compared to $142,000 in third quarter 2009.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $194,000 or 2.49% of non-interest expense for third quarter 2010 compared to $171,000 or 2.3% of other non-interest expense in third quarter 2009.  All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for third quarter of 2010, 2009 and 2008 (dollars in thousands):

	QUARTER ENDING SEPTEMBER 30,
		% of		% of
	2010	Change	2009	Change	2008
Salaries and employee benefits	$4,241	2.79%	$4,126	26.25%	$3,268
Net occupancy expense	435	0.23%	434	-2.25%	444
Depreciation	456	-1.94%	465	-3.33%	481
Data processing expense	398	39.65%	285	14.46%	249
Legal and professional fees	66	94.12%	34	-22.73%	44
Stationary and office supplies	51	-20.31%	64	-16.88%	77
Amortization of intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	194	13.45%	171	-11.86%	194
FDIC insurance premium expense	300	-16.67%	360	1141.38%	29
Other real estate expenses	367	216.38%	116	18.37%	98
Other non-interest expense	1,254	-2.56%	1,287	4.46%	1,232
Total non-interest expense	$7,783	5.70%	$7,363	19.98%	$6,137

CHANGES IN FINANCIAL CONDITION

Total assets increased approximately 2.1% in first nine months 2010 compared to year-end 2009.  Net loans decreased by $20.8 million or 3.6% during first nine months of 2010.  Asset growth in 2010 was a result of increased federal funds sold, investment securities, and other assets.  Federal funds sold increased $21.5 million from December 31, 2009 to September 30, 2010.  Investment balances decreased $1.9 million from year end 2009 to September 30, 2010 due to $15 million transaction that is in process as of September 30, 2010.  The Company executed $15 million in bond sales near quarter end that is reported in other assets as the trade was executed before quarter end but settled after September 30, 2010.  Other real estate also increased and totaled $14.4 million as of September 30, 2010 compared $10.5 million as of December 31, 2009 and $5.2 million as of September 30, 2009.  Total asset growth was partially offset by negative loan growth in 2010.  Net loans decreased $20.8 million from December 31, 2009 to September 30, 2010.  Loan demand remains weak and the Company remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Total deposits increased by approximately $17.3 million or 2.3% during first nine months of 2010.  Demand deposits decreased approximately $5.8 million from December 31, 2009 to September 30, 2010.  Demand deposits have fluctuated in recent months in the range of $90 million to $105 million and overall monthly average demand balances have remained above $90 million in 2010.  Time deposits increased approximately $11.1 million and savings deposits increased $12.0 million during first nine months of 2010.

Securities sold under agreements to repurchase increased less than $1 million or 1.96% since year-end 2009. Advances from FHLB were reduced by $8.9 million during first nine months of 2010 due to repayment of maturing advances.

Capital growth is 9.9% for first nine months of 2010 as a result of strategic efforts to preserve and strengthen the Company's capital.  Capital growth is result of increased retained earnings of $4.8 million and increased accumulated other comprehensive income of $3.5 million.

INVESTMENT SECURITIES

Investment securities are primarily held in the bank's subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Quarterly average rates for taxable securities for third quarter 2010 compared to third quarter 2009 decreased 157 basis points while tax-exempt securities decreased 39 basis points.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 61% of total portfolio.  Lower yields in the portfolio are a result of the current rate environment for reinvestment of $103 million in portfolio cash flows from the sales, maturities and paydowns of amortizing securities during the first nine months of 2010.  Paydowns and maturities totaled $41 million for the first nine months of 2010 as market factors resulted in strong prepayments in amortizing sectors of the portfolio.

In 2009 and 2010, the Company implemented various strategies to realize portions of the unrealized gain on the investment portfolio.  The Company targeted certain bonds totaling $63 million that were sold in the first nine months 2010 with a realized gain on sale of $1.9 million compared to sales totaling $41 million with realized gain of $1.2 million for nine months ended September 30, 2009.  Proceeds from the sale of investments were reinvested agency MBS or CMO and municipal securities.  The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.

Pledged investments reflect a market value of approximately $159 million as of September 30, 2010.

The carrying value of investment securities as of dates indicated were summarized as follows (in thousands):

	AS OF SEPTEMBER 30,
	2010	2009	2008	2007	2006
U. S. Treasury & government
agencies	$150,690	$134,827	$137,488	$129,629	$120,687
State & political subdivisions	95,492	82,972	54,282	48,475	44,379
All others	1,721	2,524	2,943	6,702	6,735
Total	$247,903	$220,323	$194,713	$184,806	$171,801

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading or held-to-maturity category for any period presented in this report.  Amortized cost and fair market value of available-for-sale securities as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U. S. Government Agency & corporate obligations	$144,492	$150,690	$153,924	$158,458
Tax-exempt securities issued by states &
political subdivisions in the U. S.	88,046	95,492	85,574	89,211
Other debt securities (domestic)	2,731	1,687	3,259	2,088
Domestic equity securities	23	34	30	34
Total	$235,292	$247,903	$242,787	$249,791

Accumulated other comprehensive income reflects $7.8 million net unrealized gain on securities, net of tax.  During first nine months of 2010, net unrealized gain on securities net of tax increased $3.5 million from year-end 2009 to September 2010.  The net appreciation in market values is primarily due to movement in market factors related to yields and credit spreads during the first nine months of 2010.  Two debt securities and one equity security had other-than-temporary impairment (OTTI) recorded in the nine months ended September 30, 2010.  Credit losses totaling $363,000 and $534,000 were recorded against earnings for the three and nine months ended September 30, 2010, respectively.  See also Note 5 for further detail on this transaction.

The only derivative transaction of the Company or its subsidiaries was an interest rate swap that matured in September 2010 and is discussed in the derivative transactions footnote (Note 5).

LOANS

The following table sets forth total loans held for investment net of unearned income by category as of September 30 for each of the past five years (in thousands):

	AS OF SEPTEMBER 30
	2010	2009	2008	2007	2006
Real estate:
construction	$52,472	$71,947	$108,030	$101,023	$84,457
mortgage	399,631	408,408	382,227	354,294	345,616
Commercial, financial
and agricultural	77,240	83,776	92,982	82,443	89,388
Consumer installment	32,838	34,745	37,667	37,289	36,744
Other	3,647	8,573	11,294	6,592	4,931

Total loans	$565,828	$607,449	$632,200	$581,641	$561,136

Loans decreased $21.6 million from December 31, 2009 to September 30, 2010 and decreased $41.6 million from September 30, 2009 to September 30, 2010.  Construction loans decreased $19 million from September 2009 to September 2010.  Real estate loans decreased $28 million from September 30, 2009 to September 30, 2010.  Commercial, financial and agricultural loans combined decreased $6.5 million when comparing September 30, 2010 to September 30, 2009.  Loan demand remains weak during the first nine months of 2010 and the Company has been strategically cautious with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for $452 million or 79.9% of total loans.  Commercial and residential construction loans comprised $52 million or 9.3% of total loans.  The Company has been strategically reducing the concentration in construction and development loans as evidenced by the decline of the past three years.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  The Bank monitors concentrations in commercial real estate in accordance with regulatory guidelines.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital. The Bank's legal lending limit at September 30, 2010 was $13.9 million.  Although the Bank's legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of September 30, 2010.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $89 million or 15.8% of total loans as of September 30, 2010 and $88 million or 14.5% of total loans as of September 30, 2009.  Net of charge-offs in this category were approximately $135,000 for first three quarters of 2010 compared to recoveries, net of charge-offs of approximately $39,000 for first three quarters of 2009.

Non-Performing Loans And Allowance For Loan Losses

The Company continues to battle the effects of current economic factors including but not limited to stressed real estate values and high unemployment rates in its markets.  Credit quality deterioration in this sector of the portfolio was reflected in net loans charged off in and increased level of other real estate owned for the nine months ended September 30, 2010.  However, trends in non-current loans (non-accrual loans and loans 90 days past due still accruing) have improved from September 2009 to September 2010.

Non-current loans at third quarter end 2010 were 1.05% of total loans compared to 1.69% as of third quarter 2009.  Non-performing loans have historically been in the range of less than 1% of total loans but been less than 2% range during the past six quarters.  As a result, the allowance for loan losses as a percentage of total loans has been maintained in the 1.4%-1.5% range the past two years rather than the 1.1% to 1.2% historical range maintained prior to 2009.  The following table sets forth the balance of non-performing assets as of September 30, for the years indicated (in thousands):

	2010	2009	2008	2007	2006
Non-accrual loans:
Commercial, financial & agricultural	$657	$548	$166	$85	$109
Real estate-construction	953	3,036	666	-	-
Real estate-mortgage	2,290	4,674	2,467	727	316
Installment loans to individuals	263	76	28	107	51
Total non-accrual loans	$4,163	$8,334	$3,327	$919	$476

Loans 90 days past due accruing interest:
Commercial, financial & agricultural	$-	$37	$-	$25	$-
Real estate-construction	7	-	-	-	2,859
Real estate-mortgage	1,814	1,914	1,481	763	3,308
Installment loans to individuals	34	6	13	14	29
Total loans 90 days past due accruing interest	1,855	1,957	1,494	802	6,196
Total non-current loans	$6,018	$10,291	$4,821	$1,721	$6,672
Total non-current loans as % of total loans	1.05%	1.69%	0.76%	0.30%	1.19%

Troubled debt restructuring
Commercial, financial and agricultural	$18	$13	$27	$-	$-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	2,620	1,123	1,141	-	-
Installment loans to individuals	65	92	81	-	-
Total troubled debt restructuring	$2,703	$1,228	$1,249	$-	$-
Total troubled debt restructuring as a % of total loans	0.47%	0.20%	0.20%	0.00%	0.00%

Other real estate & other repossessed property	$14,373	$5,185	$3,832	$2,520	$289
Non-accrual debt securities	710	-	-	-	-
Total non-performing assets	$23,804	$16,704	$9,902	$4,241	$6,961
Total non-performing assets as % of total assets	2.44%	1.80%	1.10%	0.50%	0.80%

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.42% for the current quarter and 1.50% at year-end 2009.  The following recaps activity in the allowance for the first three quarters for each of the past five years and the allowance for loan losses as a percent of total loans as of September 30 for each of the years presented:

	YEAR-TO-DATE ENDED SEPTEMBER 30,
	2010	2009	2008	2007	2006

Allowance for loan losses:
Beginning of period balance	$8,784	$7,300	$6,328	$6,211	$6,825
Loans charged off	(6,948)	(4,265)	(1,808)	(744)	(705)
Recovery of loans previously charged off	223	317	267	268	184
Net loans charged-off	(6,725)	(3,948)	(1,541)	(476)	(521)
Provision for loan losses	6,000	4,850	2,208	583	675
End of period balance	$8,059	$8,202	$6,995	$6,318	$6,979

Loans, end of period balance	565,828	607,449	632,200	581,641	561,126
Allowance for loan losses as % of total loans	1.42%	1.35%	1.11%	1.09%	1.24%

The following table recaps activity in the allowance for loan losses in third quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	QUARTER ENDED SEPTEMBER 30,
	2010	2009	2008	2007	2006

Average net loans outstanding	$567,617	$605,993	$629,496	$571,192	$565,480

Beginning of period balance	$8,102	$8,854	$6,933	$6,236	$6,869
Loans charged off	(1,047)	(2,396)	(1,107)	(267)	(190)
Recovery of loans previously charged off	54	94	69	99	82
Net loans charged-off	(993)	(2,302)	(1,038)	(168)	(108)
Provision for loan losses	950	1,650	1,100	250	225
End of period balance	$8,059	$8,202	$6,995	$6,318	$6,986

Ratio of net charge-offs during the quarter to
average net loans outstanding	0.17%	0.38%	0.16%	0.03%	0.02%

Net loans charged off in third quarter for each of last five years by category were as follows (dollars in thousands):

	Quarter ended September 30,
	2010	2009	2008	2007	2006
Charge-offs:
Domestic:
Commercial, financial & agricultural	$(135)	$(45)	$(485)	$(17)	$(1)
Real estate-construction	(225)	(570)	(102)	(14)	-
Real estate-mortgage	(633)	(1,634)	(295)	(135)	(80)
Installment loans to individuals & credit cards	(54)	(147)	(225)	(101)	(109)
Total charge-offs	$(1,047)	$(2,396)	$(1,107)	$(267)	$(190)

Recoveries:
Domestic:
Commercial, financial & agricultural	$7	$21	$12	$6	$21
Real estate-construction	14	1	23	6	-
Real estate-mortgage	7	26	9	49	24
Installment loans to individuals & credit cards	26	46	25	38	37
Total recoveries	54	94	69	99	82
Net loans charged off	$(993)	$(2,302)	$(1,038)	$(168)	$(108)

Other Real Estate

The book value of other real estate owned ("OREO") was $14.4 million as of September 30, 2010 and $10.5 million at December 31, 2009.  As evidenced by the statement of cash flows, loans totaling approximately $9.4 million were transferred from loans into other real estate during nine months ended September 30, 2010 compared to $4.1 million during the nine months ended September 30, 2009.

As of current quarter end, there were over 100 properties in OREO consisting primarily of newly constructed single-family homes and residential lots.  Approximately 81% of the $14.4 million in OREO is located in Shelby County, Tennessee and surrounding counties.  Approximately $2.3 million or 16% of OREO is located in and around Williamson County and Middle Tennessee.  While management continues efforts to liquidate OREO, the Company's markets have been under stress with increasing home and commercial real estate inventories and stressed market values.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of acquisition of the property is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Write-downs subsequent to foreclosure and gains or losses on the sale of OREO are included in the Gain or Loss on Sale of Foreclosed Property reported in the Non-Interest Income section of the Income Statement.  Loss on sale or write down of OREO for third quarter 2010 was a loss of approximately $63,000 compared to a loss of approximately $23,000 for third quarter 2009.  Losses totaled approximately $882,000 and $295,000 for the nine months ended September 30, 2010 and 2009, respectively.

Other real estate expenses totaled approximately $367,000 in third quarter 2010 compared to approximately $116,000 in third quarter 2009.  Other real estate expense totaled approximately $691,000 and $313,000 for the nine months ended September 30, 2010 and 2009, respectively.  Other real estate expenses consist of expenses related to owning the property including but not limited to property taxes, insurance, property improvements and maintenance costs.

Activity in OREO for third quarter 2010, 2009 and 2008 consisted of the following (in thousands):

	2010	2009	2008
Beginning balance	$13,344	$4,425	$3,110
Acquisitions	2,725	1,601	1,428
Capitalized costs	138	152	-
Dispositions	(1,771)	(967)	(700)
Valuation adjustments through earnings	(63)	(26)	(6)
Ending balance	$14,373	$5,185	$3,832

Liquidity

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Company's primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Deposit balances accounted for 87% of total funding as of September 30, 2010 compared to 86% September 30, 2009 and 86% of year-end 2009.  As of September 30, 2009, the Company had $23 million in deposit funds from the State of Tennessee.

Since June 2008, the Bank has participated in Certificate of Deposit Account Registry Service ("CDARS").  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit ("CDs") (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank's ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank's customers, purchase time deposits (referred to as "One-Way Buy" deposits) or to sell excess deposits (referred to as "One-Way Sell" deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and "One-Way Buy" deposits in the CDARS program totaling $28.9 million as of September 30, 2010 compared to $38.6 million as of September 30, 2009 and $24.7 million as of December 31, 2009.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes and are included in the following brokered deposit balances.  The Bank had $30.2 million of brokered certificate of deposits comprising 3.9% of total deposits as of September 30, 2010 compared to $62 million or 8.3% of total deposits as of September 30, 2009 and $36 million or 4.7% as of year-end 2009.

The Bank's liquidity position been stable in 2010 due to slow asset growth and steady core deposit growth.  Therefore, the Company reduced its reliance on brokered deposits by the decrease of $32 million in brokered deposits from September 30, 2009 to September 30, 2010.  Overall deposits increased 2.3% from year-end 2009 to third quarter 2010.  Borrowed funds from the FHLB totaled 6.3% of total funding as of September 30, 2010 and 7.5% of total funding as of December 31, 2009.  The decrease in FHLB advances was due to repayment of maturing advances in 2010.

Appropriate liquidity risk management remains a priority for the Company especially given recent turbulent conditions in the banking industry and national economy.  The Company's liquidity position is strengthened by ready access to a diversified base of wholesale borrowings.  These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, FHLB advances, brokered certificates of deposit, and others.  Rates on wholesale borrowing sources including FHLB advances, overnight federal funds purchased, and brokered deposits continue to be funding sources that offer attractive pricing in the current environment.

As of September 30, 2010, the Bank has available lines of credit for federal fund purchases totaling $64.5 million with five correspondent banks as well as additional borrowing capacity of $24 million with FHLB.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

CAPITAL RESOURCES

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining appropriate capital amounts and ratios. Total equity as of September 30, 2010 was $94.7 million, up 12.3% from $84.4 million on December 31, 2009.  The increase in capital consists of undistributed net income, net appreciation in investment portfolio (reflected in accumulated other comprehensive income) and issuance of noncontrolling interest in a consolidated subsidiary.  See Note 1 for additional information regarding noncontrolling interests.

The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board to be categorized as a well-capitalized institution.  Total risk-based capital ratio as of September 30, 2010 was 14.6%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution. Total equity as a percentage of total assets as of September 30 is presented in the following table for the years indicated (excluding loan loss reserves):

AS OF SEPTEMBER 30,
2010	2009	2008	2007	2006
9.69%	8.95%	7.95%	8.41%	8.20%

The dividend payout ratio was 25.4% for third quarter 2010 versus 33.0% and 57.6% for third quarter 2009 and 2008, respectively. We anticipate the dividend payout ratio for the year ending December 31, 2010 to be in the range of 40-50%, which is within our historical payout range.  Dividends per share were $0.15 in each of third quarters 2010 and 2009 compared to $0.29 in third quarter 2008.  As a precautionary measure, regular quarterly dividends were reduced from $0.29 to $0.15 beginning in second quarter 2009 in order to preserve capital and strengthen the Company's capital position to prepare to pursue opportunities for growth as economic conditions improve.  The Company anticipates continuing to pay small stable quarterly dividends of $0.15 per share in 2010 and consideration of a special dividend contingent on the Company's actual and projected earnings and capital levels in December 2010.

The Company has not re-purchased shares of its own stock in the open market since December 31, 2009 as part of its strategic efforts to preserve and strengthen its capital position.  The Company has no formal plans or programs in place to repurchase common stock as it pursues its current strategy to reduce outstanding debt on the revolving line of credit.  The Company sold 800 treasury shares for $32.00 per share for an aggregate price of $25,600 in first quarter 2010.  There were no treasury transactions in second quarter or third quarter 2010.  All of these shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards ("ASC") Update No. 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update) and 2010-22 Accounting for Various Topics-Technical Corrections to SEC Paragraphs (SEC Update).  These two updates amend paragraphs in the ASC on various topics including but not limited to noncontrolling interests, equity, condensed financial statements, business combinations and others.  This update did not have a material effect on the Company's financial statements.

In July 2010, the FASB issued ASC Update 2010-20 Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This amendment requires an entity to provide disclosures regarding the nature of credit risk inherent in the portfolio, how risks are analyzed and assessed in arriving at the allowance for credit losses, and changes and reasons for changes in the allowance for credit losses.  Such disclosures are to be provided on two levels of disaggregation which are portfolio segment and class of financing receivables.  Existing disclosures are also amended to require presentation on a disaggregated basis.  Additional disclosures are also required regarding credit quality indicators at the end of the reporting period by class, aging of past dues by class, nature and extent of troubled debt restructurings that occurred during the period by class and the effect on the allowance for credit losses, troubled debt restructurings that defaulted by class and the effect on the allowance for credit losses, significant purchases and sales of financial receivables during the period by portfolio segment.  For public entities, the disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  The amendments encourage but do not require comparative disclosures for earlier reporting periods that ended before initial adoption and require comparative disclosures for periods ending after initial adoption.  Adoption is likely to significantly change the disclosures related to the allowance for loan losses.

In February, FASB issued ASC Update 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements.  This amendment to Subtopic 855-10 requires SEC filers such as the Company to evaluate subsequent events through the date that the financial statements are issued.  In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  These amendments are effective for interim or annual periods ending after June 15, 2010.  This update did not have a material effect on the Company's financial statements.

In January 2010, FASB issued ASC Update 2010-06 Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements.  This amendment to Subtopic 820-10 requires separate disclosures of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and descriptions of the reasons for the transfers.  In addition, the reporting entity should present separately information about purchases, sales, issuances, and settlements on activity in Level 3 fair value measurements. This update also clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques as well as includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets.  The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect it to be material to its financial statements.

In January 2010, FASB issued ASC Update No. 2010-04 Accounting for Various Topics Technical Corrections to SEC Paragraphs.  This update provided technical correction on various accounting topics including but not limited to subsequent events, push down accounting, goodwill, and others.  In February 2010, FASB issued ASC Update No. 2010-08 which was another technical corrections to various accounting topics.  Topics addressed in this update included but are not limited to amendments to master glossary, statement of cash flows, debt and equity securities, equity method investments, goodwill, income taxes, derivatives, and others.  These two updates did not have a material impact on the Company's financial statements.

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following: use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  As of September 30, 2010, the Company is in a slightly liability sensitive position in which the Company would likely experience a modest decline in net interest margin in a rising rate environment.  Interest rate risk exposures are well within policy limits and stable net interest margins are expected to continue in the range of 4.0% or higher over the next 12 months.

The current interest rate environment and condition of the financial markets creates a unique scenario with attributes that are difficult to quantify in traditional models.  Management is aware of such issues and attempts to implement conservative and realistic assumptions as much as possible.  Models are back-tested and run under various scenarios to help assist in validating such assumptions.  One example of the uniqueness of this environment is an inability to factor into quantitative models the impact of irrational pricing of retail deposits that may occur when interest rates begin rising in the future.  In an upward rate environment, the Bank may find that competitive pressures force greater rate increases than seen in historical trends and traditional rate shock scenarios and may also hinder the ability to push rates any lower in a prolonged low rate environment.  The Company model various scenarios in addition to traditional rate shocks to help provide additional information regarding possible exposures.  Currently, models indicate that exposure remain reasonable and within a manageable level.  See also the December 31, 2009 10-K for additional discussion of interest rate risk.

The Company's interest rate swap matured in September 2010 and thus, the Company has no derivative transactions as of September 30, 2010.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2010, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of September 30, 2010 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: November 5, 2010                                            /s/  JEFFREY D. AGEE
                                                                                           Jeffrey D. Agee,
                                                                                  Chief Executive Officer &
                                                                                              President

Date: November 5, 2010                                          /s/    LAURA BETH BUTLER
                                                                                             Laura Beth Butler,
                                                                                       Executive Vice President &
                                                                                           Chief Financial Officer