Form 10-K
period 2010-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2011-03-15
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One):
                                       Large accelerated filer [ ]     Accelerated filer [x]
                                       Non-accelerated filer [ ]       Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]  No [x]

________________________

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2010 was approximately $77,247,680 based upon the last known sale price prior to such date.

As of February 15, 2011, the registrant had 3,625,826 outstanding shares of common stock.

________________________

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the Commission within 120 days after December 31, 2010.

ITEM 1.  BUSINESS.

General

First Citizens Bancshares, Inc. (the "Company") is a financial holding company incorporated in Tennessee in 1982. Through its principal bank subsidiary, First Citizens National Bank (the "Bank"), the Company conducts commercial banking and financial services operations primarily in West Tennessee. At December 31, 2010, the Company and its subsidiaries had total assets of $974 million and total deposits of $792 million. The Company's principal executive offices are located at One First Citizens Place, Dyersburg, Tennessee 38024 and its telephone number is (731) 285-4410.

The Company, headquartered in Dyersburg, Tennessee, is the holding company for the Bank and First Citizens (TN) Statutory Trusts III and IV.  These trusts hold the Company's trust preferred debt and are not consolidated but are accounted for under the equity method in accordance with generally accepted accounting principles.

The Bank is a diversified financial services institution that provides banking and other financial services to its customers. The Bank provides customary banking services, such as checking and savings accounts, fund transfers, various types of time deposits, safe deposit facilities, financing of commercial transactions and making and servicing both secured and unsecured loans to individuals, firms and corporations. The Bank is the only community bank in Tennessee recognized as a Preferred Lender for Farm Service Agency.  The Bank's agricultural services include operating loans as well as financing for the purchase of equipment and farmland. The Bank's consumer lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. The Bank typically sells long-term residential mortgages that it originates to the secondary market without retaining servicing rights. The Bank's commercial lending operations include various types of credit services for customers.

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

  First Citizens Properties, Inc. is a real estate investment trust organized and existing under the laws of the state of Maryland, the principal activity of which is to invest in participation interests in real estate loans made by the Bank and provide the Bank with an alternative vehicle for raising capital.  First Citizens Holdings, Inc. owns 100% of the outstanding common stock and 60% of the outstanding preferred stock of First Citizens Properties, Inc. Directors, executive officers and certain employees and affiliates of the Bank own approximately 40% of the preferred stock which is reported as Noncontrolling Interest in Consolidated Subsidiaries in the Consolidated Balance Sheets of the Company included elsewhere in this Annual Report on 10-K.

The following table sets forth a comparative analysis of key balance sheet metrics of the Company as of December 31, for the years indicated (in thousands):

	2010	2009	2008
Total assets	$974,378	$956,555	$927,502
Total deposits	791,845	752,146	734,915
Total net loans	539,675	578,614	589,458
Total equity capital	89,279	84,367	77,063

The table below provides a comparison of the Company's performance to industry standards based on information provided by the Federal Reserve. The Company is grouped with peers that have assets totaling $500 million to $1 billion in this analysis. According to the September 30, 2010 Bank Holding Company Performance Report, which is the most recent report available as of the date of this Annual Report on Form 10-K, the Company's peer group consisted of 450 bank holding companies. The following table presents comparisons of the Company with its peers as indicated in Bank Holding Company Performance Reports for the years ended December 31 for each of the years indicated:

	2010		2009		2008
	Company	Peer(1)	Company	Peer	Company	Peer

Net interest income to average assets	3.77%	3.43%	3.74%	3.33%	3.28%	3.39%
Net operating income to average assets	0.92%	0.32%	0.89%	-0.13%	0.83%	0.29%
Net loan losses to average total loans	1.38%	1.03%	0.93%	1.18%	0.31%	0.52%
Tier I capital to average assets(2)	8.87%	8.86%	8.40%	8.51%	8.13%	8.69%
Cash dividends to net income	40.86%	28.75%	45.27%	38.66%	55.85%	42.70%

________________

(1) Peer information is provided for the nine months ended September 30, 2010, which is the most recent information available.
(2) Tier I Capital to average assets is the ratio of core equity capital components to average total assets.

The Company and the Bank employed a total of 259 full-time equivalent employees as of December 31, 2010.  The Company and the Bank are committed to hiring and retaining high quality employees to execute the Company's strategic plans.

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

Expansion

The Company, through its strategic planning process, intends to seek profitable opportunities that utilize excess capital and maximize income in Tennessee.  If the Company decides to acquire other banking institutions, its objective would be asset growth and diversification into other market areas. Acquisitions and de novo branches might afford the Company increased economies of scale within operation functions and better utilization of human resources. The Company would only pursue an acquisition or de novo branch if the Company's Board of Directors determines it to be in the best interest of the Company and its shareholders.  The Company does not currently have plans to acquire other banking institutions.

In 2008, the Company expanded by opening a full-service branch in Franklin, Tennessee.  The Company also owns two lots in Jackson, Tennessee which it purchased for construction of full-service facilities.  The lots were purchased in 2007 and 2008, but construction is temporarily on hold because of current economic conditions.  Construction of these facilities is expected to commence in one to three years.

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

The Bank offers a typical mix of interest-bearing transactions, savings and time deposit products, as well as traditional non-interest bearing deposit accounts. The Bank is a leader in deposit market share compared to competitors in Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley counties. The Bank has consistently been a leader in market share of deposits in its markets for several years. The Bank's market share has been 18% to 20% in Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley counties combined and in excess of 62% in Dyer County for the last three years.  The following market share information for these counties (banks only, deposits inside of market) is from the Deposit Market Share Report, as of June 30, 2010, prepared annually by the FDIC (dollars in thousands):

	# of	Total Deposits	% of Market Share
Bank Name	Offices	June 30, 2010	As of June 30, 2010
First State Bank	15	$747,025	22.76%
First Citizens National Bank	13	612,590	18.62%
Regions Bank	9	280,830	8.56%
Bank of Fayette County	7	203,948	6.21%
Somerville Bank & Trust Co.	5	159,399	4.86%
Bank of Ripley	4	150,071	4.57%
BancorpSouth Bank	6	149,646	4.56%
Commercial Bank & Trust	2	114,499	3.49%
Security Bank	6	98,865	3.01%
INSOUTH Bank	2	95,449	2.91%
Reelfoot Bank	6	93,617	2.85%
First Farmers Bank of Lynchburg	3	74,233	2.26%
First South Bank	2	71,151	2.17%
Patriot Bank	2	58,743	1.79%
Bank of Gleason	1	58,325	1.78%
Bank of Halls	2	53,697	1.64%
Brighton Bank	2	45,208	1.38%
Greenfield Banking Co.	2	40,706	1.24%
Clayton Bank and Trust	2	37,102	1.13%
Lauderdale County Bank	2	36,924	1.13%
Gates Banking & Trust Co.	1	34,828	1.06%
All others	8	64,795	2.02%
Total	101	$3,281,651	100.00%

The Bank also competes in the Shelby and Williamson County markets.  Because the size and composition of these two markets is much larger and more diverse than the other markets in which the Bank operates, Shelby and Williamson Counties are excluded from the above table.  The Bank's market share in Shelby County was 0.75% and 0.62% as of June 30, 2010 and 2009, respectively.  The Bank's market share in Williamson County was 0.18% and 0.11% as of June 30, 2010 and 2009, respectively.

Regulation and Supervision

The Company is a one-bank financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and examination by the Board of Governors of the Federal Reserve (the "Federal Reserve"). As a financial holding company, the Company is required to file with the Federal Reserve annual reports and other information regarding its business obligations and those of its subsidiaries.  Federal Reserve approval must be obtained before the Company may:

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

Tennessee usury laws permit interest at an annual rate of four percentage points above the average prime loan rate for the most recent week for which such an average rate has been published by the Federal Reserve, or 24%, whichever is less. The "Most Favored Lender Doctrine" permits national banks to charge the highest rate permitted by any state lender.

Specific usury laws may apply to certain categories of loans, such as the limitation placed on interest rates on single pay loans of $1,000 or less with a term of one year or less.  Rates charged on installment loans, including credit cards as well as other types of loans, may be governed by the Industrial Loan and Thrift Companies Act.

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

FDIC Insurance Coverage

Beginning with the Emergency Economic Stabilization Act of 2008, several changes have been made to federal deposit insurance coverage with regard to the types of accounts covered and coverage limits.  Included in these changes, basic FDIC coverage per depositor temporarily increased to $250,000 effective through December 31, 2013 and rules on revocable trusts were amended to remove qualification requirements and allow $250,000 coverage per beneficiary. Two separate insurance components were created under the FDIC Temporary Liquidity Guarantee Program: (i) the Debt Guarantee Program; and (ii) the Transaction Account Guarantee Program ("TAGP").  The Bank opted to participate only in the TAGP component, under which certain non-interest-bearing transaction account balances are temporarily fully guaranteed through June 30, 2010.  The Bank's FDIC insurance premium assessments will be affected based on participation in TAGP and also as a result of assessment increases required to replenish the FDIC insurance fund ("DIF") following the failure of numerous financial institutions in 2008 and 2009. Both the increase of deposit increase to $250,000 per depositor and the unlimited deposit insurance for certain non-interest bearing transaction accounts (similar to those accounts covered by TAGP) were made permanent as part of the Dodd-Frank Wall Street Reform and Protection Act (the "Dodd-Frank Act") signed into law in July of 2010.

As a result of increased bank failures and a decrease in the DIF, on September 29, 2009, the FDIC required all insured financial institutions to prepay three years of deposit insurance premiums. The FDIC may require additional special assessment payments if the DIF balance continues to decline.

In October 2008, the FDIC proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  The FDIC also proposed to introduce three adjustments that could be made to an institution's initial base assessment rate, including (i) a potential decrease of up to two basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for certain institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008.  On April 1, 2009, the FDIC made additional changes to assessment rates, increasing them to 10-14 basis points for Risk Category I institutions and 45 basis points for Risk Category IV institutions.  In addition, on May 22, 2009, the FDIC adopted a final rule imposing up to a 10-basis point emergency special assessment based on a bank's Report of Condition as of June 30, 2009. This special assessment was collected on September 30, 2009.  The Dodd-Frank Act also revised the assessment base for deposit insurance premiums so that assessments will be based on a bank's average consolidated total assets less its average amount of tangible equity.  As part of this change in the assessment base, there are proposed changes to assessment rates.

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

Federal Legislation on Banking Products and Services

                Following the economic crises of 2008, Congress and the regulatory agencies issued legislation, rules and regulations creating or amending numerous requirements on disclosures, documentation, and procedures in relation to several products and services offered by financial institutions.  Many of these proposals provide customers with additional disclosure information and protections.  The regulatory changes include, but are not limited to, the Real Estate Settlement Procedures Act, Federal Reserve Regulation E governing overdraft protection, the Truth in Lending Act and the Truth in Savings Act.  The Bank's policies and procedures are being revised to incorporate recent regulatory requirements and ensure full compliance.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The passage of the Dodd-Frank Act brought about a major overhaul of the current financial institution regulatory system. Among other things, the Dodd-Frank Act establishes a new, independent Consumer Financial Protection Bureau tasked with protecting consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also requires the implementation of the "Volcker Rule" for banks and bank holding companies, which would prohibit, with certain limited exceptions, proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limit the relationships with such funds. The Dodd-Frank Act includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve. The Dodd-Frank Act also requires fees charged for debit card transactions, commonly referred to as interchange fees, to be both "reasonable and proportional" to the cost incurred by the card issuer.

Further, the Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other "covered financial institution" that provides an insider or other employee with "excessive compensation" or could lead to a material financial loss to such firm. In June 2010, prior to the implementation of the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at the Bank.  The Dodd-Frank Act provides other restrictions including limiting the ability of financial institutions to utilize trust preferred securities as tier one capital going forward, and requiring institutions to retain credit risk when selling loans to third parties.

Basel III

On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years as well as add additional liquidity requirements onto banks, commonly referred to as Basel III. These reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010. The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

Small Business Act of 2011

As part of the Small Business Act of 2010, the Small Business Lending Fund (the "SBLF") was created within the Treasury Department.  As announced on January 14, 2010, the SBLF will buy preferred shares from banks, with the rate of return on these shares directly tied to the increase in small business lending undertaken at the bank.  To date, the Bank has not chosen to participate in the SBLF.

Revisions to Regulation E

                On July 31, 2010, the Federal Reserve implemented revised Regulation E. The effect of this revision was to allow customers of the Bank to opt out of overdraft protection programs, and thereby potentially reduce fee income generated by the Bank.  The Bank has taken all steps necessary to be compliant with the revised Regulation E.

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

ITEM 1A. RISK FACTORS.

Information contained herein includes forward-looking statements with respect to the beliefs, plans, risks, goals and estimates of the Company.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management's control.  When used in this discussion, the words "anticipate," "project," "expect," "believe," "should," "will," "intend," "is likely," "going forward," "may" and other expressions are intended to identify forward-looking statements.  These forward-looking statements are within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may include, but are not limited to, capital resources, strategic planning, acquisitions or de novo branching, ability to meet capital guidelines, legislation and governmental regulations affecting financial services companies, construction of new branch locations, dividends, critical accounting policies, allowance for loan losses, fair value estimates, goodwill, occupancy and depreciation expense, held-to-maturity securities, available-for-sale securities, trading securities, cash flows, core deposit intangibles, diversification in the real estate loan portfolio, interest income, maturity of loans, loan impairment, loan ratings, charge-offs, other real estate owned, maturity and re-pricing of deposits, borrowings with call features, dividend payout ratio, off-balance sheet arrangements, the impact of recently issued accounting standards, changes in funding sources, liquidity, interest rate sensitivity, net interest margins, debt securities, non-accrual status of loans, contractual maturities of mortgage-backed securities and collateralized mortgage obligations, other-than-temporary impairment of securities, amortization expense, deferred tax assets, independent appraisals for collateral, property enhancement or additions, efficiency ratio, ratio of assets to employees, net income, changes in interest rates, loan policies, categorization of loans, maturity of FHLB borrowings and the effectiveness of internal control over financial reporting.

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

•         Concentrations within the loan portfolio;

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

•         Changes in consumer preferences; and

•         Other factors generally understood to affect the financial results of financial services companies.

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

Earnings could be adversely affected if values of other real estate owned decline.

                We are subject to the risk of losses from the liquidation and/or valuation adjustments on other real estate owned.  We owned over 100 properties totaling $14.7 million in other real estate owned as of December 31, 2010.  Other real estate owned is valued at the lower of cost or fair market value less cost to sell.  Fair market values are based on independent appraisals for properties valued at $50,000 or greater and appraisals are updated annually.  We may incur future losses on these properties if economic and real estate market conditions result in further declines in the fair market value of these properties.

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

Our profitability is in part a function of interest rate spread, or the difference between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Interest rates are largely driven by monetary policies set by the Federal Open Market Committee, or FOMC, and trends in the prevailing market rate of interest embodied by the yield curve.  The FOMC establishes target rates of interest to influence the cost and availability of capital and promote national economic goals.  In December 2008, the FOMC cut rates to a historical low of a range of 0.00% to 0.25%.  Federal funds rates remained at that level through December 2010.  The yield curve is a representation of the relationship between short-term interest rates to longer-term debt maturity rates.  Currently, the yield curve is fairly steep as short-term rates continue at historic lows.  As of December 31, 2010, the Bank is liability sensitive in terms of interest rate risk exposure, meaning that the Bank will likely experience margin compression when federal funds rates increase.  In other words, upward pressure on deposit interest rates will outpace increases in the interest rates on interest-earning assets.  Deposits are currently priced at historically low levels and are likely to reprice at a faster pace than interest-earning assets when the rate environment begins rising.  The majority of variable-rate loans are priced at floors that will require significant increase in federal fund and prime rates before loan yields increase.  Federal Home Loan Bank borrowings comprise the majority of wholesale borrowings, the majority of which will reprice steadily over the next 18 months.

Prepayment of principal cash flows from the investment portfolio is expected to be steady in 2011 as rates continue to be very low. Credit availability has improved recently because of the actions of the Federal Reserve and U. S. Treasury Department as described above. Reinvestment rates on the investment portfolio have dropped significantly (greater than 100 basis points) over the last 12 months.

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

We are geographically concentrated in West Tennessee, and changes in local economic conditions may impact our profitability.

We operate primarily in West Tennessee and the majority of all loan customers and most deposit and other customers live or has operations in this area. Accordingly, our success depends significantly upon growth in population, income levels, deposits, housing starts and continued attraction of business ventures to this area. Our profitability is impacted by changes in general economic conditions in this market. One area of particular concern for 2011 is the residential real estate market in the Shelby County and surrounding markets. As inventories escalated and sales declined in 2008 and 2009, the loan portfolio was negatively impacted as the real estate market moved toward economic equilibrium in 2010.  Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

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

We rely on dividends from the Bank as our primary source of funds. The Bank's primary sources of funds are client deposits and loan repayments. While scheduled loan repayments have historically been a relatively stable source of funds, they are susceptible to the inability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters and national or international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

The failure of numerous banks from 2008 through 2010 may have a negative impact on our earnings, as premiums required for FDIC insurance may continue to increase in 2011 and beyond.  In 2009, we paid FDIC deposit insurance assessments totaling $5.6 million, including a special assessment of $425,000 paid during third quarter 2009 and prepaid assessment of $4.5 million paid in fourth quarter 2009, as compared to aggregate payments of approximately $144,000 in 2008.  In 2010, approximately $1.2 million of the prepaid assessment was expensed and included in non-interest expense.  We cannot give any assurances that the FDIC will not require additional special assessments or increase deposit insurance assessments in the future.

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

The public perception of our ability to conduct business and expand our customer base may also be affected by practices of the Company's board of directors, management and employees. Significant relationships with vendors, customers and other external parties may also affect our reputation. Adverse perceptions about our business practices or the business practices of those with whom we have significant relationships could adversely impact our results of operations and financial condition.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not our shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  Future changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, or decrease the flexibility in pricing certain products and services by the Bank, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties, civil liability and/or reputation damage, which could have a material adverse effect on our financial condition and results of operations. While our policies and procedures are designed to deter and detect any such violations, there can be no assurance that such violations will not occur.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

The Bank has 16 full-service bank financial centers, three drive-through only branches, one loan production office and 30 ATMs spread over nine Tennessee counties. A list of available banking locations and hours is maintained on the Bank's website (www.firstcitizens-bank.com) under the "Locate Us" section.  The Bank owns and occupies the following properties:

•         The Bank's main branch and executive offices are located in a six-story building at One First Citizens Place (formerly 200 West Court), Dyersburg, Dyer County, Tennessee.  This property also includes the Banking  Annex, which has an address of 215-219 Masonic Street.  The Banking Annex houses the Bank's operations, information technology, call center, bank security and mail departments;

•         The Bank's downtown drive-through branch is located at 117 South Church Street, Dyersburg, Dyer County, Tennessee, and is a remote motor bank with six drive-thru lanes and a drive-up ATM lane;

•         The Green Village Financial Center, located at 620 U.S. 51 Bypass adjacent to the Green Village Shopping Center in Dyersburg, Dyer County, Tennessee, is a full-service banking facility;

•         The Newbern Financial Center, a full-service facility, is located on North Monroe Street, Newbern, Dyer County, Tennessee;

•         The Industrial Park Financial Center located at 2211 St. John Avenue, Dyersburg, Dyer County, Tennessee is a full-service banking facility;

•         The Ripley Financial Center is a full-service facility located at 316 Cleveland Street in Ripley, Lauderdale County, Tennessee;

•         The Troy Financial Center is a full-service banking facility located on Harper Street just west of Highway 51 in Troy, Obion County, Tennessee;

•         The Union City Financial Center operates one full-service facility, one motor branch and three ATMs in Obion County.  The main office is located at 100 Washington Avenue in Union City, Tennessee, and the drive-through branch is located across from the main office at First and Harrison Streets.

•         The Martin Financial Center is a full-service facility located at 200 University Avenue, Martin, Weakley County, Tennessee;

•         The Munford Financial Center is a full-service facility located at 1426 Munford Avenue in Munford, Tipton County, Tennessee.  In addition, a drive-through facility is located at 1483 Munford Avenue, also in Munford;

•         The Atoka Financial Center is a full-service facility located at 123 Atoka-Munford Avenue, Atoka, Tipton County, Tennessee;

•         The Millington Financial Center is a full-service branch facility located at 8170 Highway 51 N. Millington, Shelby County, Tennessee;

•         The Bartlett Financial Center is a full-service facility located at 7580 Highway 70, Bartlett, Shelby County, Tennessee;

•         The Arlington Financial Center is a full-service facility located at 5845 Airline Road, Arlington, Shelby County, Tennessee;

•         The Oakland Financial Center is a full-service facility located at 7285 Highway 64, Oakland, Fayette County, Tennessee;

•         The Collierville Financial Center is a full-service facility located at 3668 South Houston Levee in Collierville, Shelby County, Tennessee;

•         The Franklin Financial Center is a full-service facility located at 1304 Murfreesboro Road in Franklin, Williamson County, Tennessee;

•         A lot located on Christmasville Cove in Jackson, Madison County, Tennessee, that was purchased in 2007 and on which the Company expects to construct a full-service branch location in the next one to three years;   and

•         A lot located on Union University Drive in Jackson, Madison County, Tennessee, that was purchased in February 2008 and on which the Company expects to construct a full-service branch in the next one to three   years.

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

ITEM 3. LEGAL PROCEEDINGS.

Various legal claims arise from time to time through the normal course of business of the Company and its subsidiaries.  There was no material pending or threatened litigation against the Company or its subsidiaries as of December 31, 2010.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders and Market Information

As of February 15, 2011, there were 1,062 shareholders of the Company's common stock. The Company's common stock is not listed or traded on any established public trading market. The table below shows the quarterly range of high and low sale prices for the Company's common stock during the fiscal years 2010 and 2009.  These sale prices represent known transactions reported to the Company and do not necessarily represent all trading transactions for the periods.

Year		High	Low
2010	First Quarter	$32.00	$32.00
	Second Quarter	32.00	32.00
	Third Quarter	32.00	32.00
	Fourth Quarter	34.00	32.00

2009	First Quarter	$31.00	$28.00
	Second Quarter	28.00	26.00
	Third Quarter	26.00	26.00
	Fourth Quarter	32.00	29.80

Dividends

The Company paid aggregate dividends per share of the Company's common stock of $1.00 in 2010 and $1.04 in 2009.  The following quarterly dividends per share of common stock were paid for 2010 and 2009:

Quarter	2010	2009
First Quarter	$0.15	$0.29
Second Quarter	0.15	0.15
Third Quarter	0.15	0.15
Fourth Quarter(1)	0.55	0.45
Total	$1.00	$1.04

________________

(1)           On December 15, 2010, the Company paid a special dividend of $0.40 per share, payable to holders of record as of November 15, 2010, in addition to the fourth quarter dividend of $0.15 per share.  On December 15, 2009, the Company paid a special dividend of $0.30 per share, payable to holders of record as of November 15, 2009, in addition to the fourth quarter dividend of $0.15 per share.

Future dividends will depend on the Company's earnings, financial condition, regulatory capital levels and other factors, which the Company's Board of Directors considers relevant.  See the section above entitled "Item 1. Business - Regulation and Supervision" and Note 16 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on 10-K for more information on restrictions and limitations on the Company's ability to pay dividends.

Issuer Purchases of Equity Securities

The Company had no publicly announced plans or programs for purchase of stock during 2010. There were no shares of Company common stock repurchased during the quarter ended December 31, 2010.

Unregistered Sale of Securities

The Company sold 808 shares of its common stock in 2010 at a price of $32.00 per share for an aggregate price of $25,856.  Sales of these shares occurred in 2010 as follows (in dollars, except number of shares):

	No. of	Aggregate
Date	Shares	Price
January 29, 2010	800	$25,600
July 8, 2010	8	256
	808	$25,856

The Company also sold 1,519 shares of its common stock in 2009 at a weighted average price of $27.69 per share for an aggregate price of $42,054 and sold 150 shares of its common stock in 2008 at a weighted average price of $34.74 per share for an aggregate price of $5,211.  The Company used proceeds from such sales to pay general expenses of the Company. All shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected financial data of the Company for the 12 months ended December 31, for the years indicated (dollars in thousands, except per share data):

	2010	2009	2008	2007	2006
Net interest income	$34,377	$33,199	$29,833	$27,429	$26,785
Gross interest income	46,347	49,011	52,467	54,279	50,927
Income from continuing operations	8,875	8,327	7,529	9,160	9,157
Net income per common share	2.45	2.30	2.08	2.53	2.52
Cash dividends declared per common share	1.00	1.04	1.16	1.16	1.16
Total assets at year-end	974,378	956,555	927,502	876,156	831,420
Long-term obligations (1)	42,296	42,216	73,843	63,165	59,538
Allowances for loan losses as a % of total loans	1.47%	1.50%	1.22%	1.08%	1.13%
Allowances for loan losses as a % of
non-performing loans	76.40%	96.87%	168.09%	336.24%	471.96%
Loans 90 days past due as a % of total loans	1.12%	1.54%	0.73%	0.32%	0.24%

________________

(1) Long-term obligations consist of Federal Home Loan Bank ("FHLB") advances that mature after December 31, 2011, and trust-preferred securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

For the year ended December 31, 2010, the Company's stable core earnings streams resulted in a return on equity ("ROE") of 9.8%.  Dividends were reduced slightly from $1.04 per share in 2009 to $1.00 in 2010.  Strong net interest margins, gains on sale of available-for-sale securities and management's commitment to efficiency and cost control served to more than offset challenges presented by the current economic recession.  Net income for 2010 increased to $8.9 million compared to $8.3 million in 2009 and $7.5 million in 2008.  Challenges in 2010 consisted of but were not limited to stressed real estate conditions and job losses in local markets, provision for loans losses, expenses related to other real estate owned ("OREO") and other-than-temporary impairment on a small volume of available-for-sale securities.

The major drivers of increased earnings were increased net interest income and gain on sale of available-for-sale securities.  Provision for loan losses was $7.0 million in 2010 compared to $7.1 million in 2009 and $2.9 million in 2008.  Gain on sale of available for sale securities totaled $1.9 million in 2010 compared to $1.2 million in 2009 and net credit losses of other-than-temporary impairment realized in earnings totaled approximately $589,000 compared to approximately $651,000 in 2009.  Earnings per share were $2.45 for the year ended December 31, 2010 compared to $2.30 for the year ended December 31, 2009 and $2.08 for the year ended December 31, 2008.

During 2010, capital growth of 5.8% outpaced asset growth of 1.9%.  Capital growth greater than asset growth was attributable to a $5.2 million increase in retained earnings, partially offset by a $2.4 million decrease in accumulated other comprehensive income.  Also, preferred shares totaling $2 million accounted for as a non-controlling interest in a consolidated subsidiary were issued to an affiliate in 2010.  Increased retained earnings of $5.2 million was a result of increased earnings and lower dividends in 2010 compared to 2009.  Decreased accumulated other comprehensive income was a result of unrealized depreciation of the available-for-sale securities portfolio compared to prior year.  Return on average equity was 9.80% for 2010 compared to 10.19% for 2009 and 10.07% for 2008.  Return on assets ("ROA") was 0.92%, 0.89% and 0.83% for 2010, 2009 and 2008, respectively.  ROE of 9.80% and ROA of 0.92% for 2010 exceeded the same measures for the Southeast Public Bank Peer Report, as produced by Mercer Capital's Financial Institutions Group (the "Peer Report"), which reported an average ROE of negative 15.42% and average ROA of negative 0.37% for 2010.

In 2010, the Company's dividend payout ratio was 41% which was slightly lower than the Company's historical range of 45% to 55% over the past five years.  Dividend yield for 2010 was 3.13%, which was comparable to historical dividend yields in excess of 3%.  The Peer Report reported a peer dividend payout ratio of 50.6% and a dividend yield of 1.52% for 2010.

Maintaining and improving net interest margins continues to be a top priority for many financial institutions, including the Bank.  The Company's net interest margin had been stable from 2005 to 2008 in the range of 3.75% to 4.00% and increased to 4.20% in 2009 and 4.28% in 2010.  Interest rate risk position for the Company is liability sensitive, which also contributed to the improvement of net interest margins in 2009 and 2010.  For more information, see Item 7A of this Annual Report on Form 10-K.

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which management believes provides investors with important information regarding the Company's operational efficiency.  Comparison of the Company's efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratio for the years 2010, 2009 and 2008 was 59.03%, 59.78%, and 66.14%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio was 7.84% as of year-end 2010 compared to 7.20% in 2009 and 6.92% in 2008.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows (dollars in thousands):

	2010	2009	2008
Efficiency ratio:
Net interest income(1)	$36,368	$34,891	$31,033
Non-interest income(2)	12,270	12,462	11,395
Total revenue	48,638	47,353	42,428

Non-interest expense	28,710	28,309	28,064
Efficiency ratio	59.03%	59.78%	66.14%

Tangible common equity ratio:
Total equity capital	$89,279	84,312	$77,008
Less:
Accumulated other comprehensive income	1,896	4,256	1,526
Goodwill	11,825	11,825	11,825
Other intangible assets	120	204	289
Tangible common equity	$75,438	$68,027	$63,368

Total assets	$974,378	$956,555	$927,502
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	120	204	289
Tangible assets	$962,433	$944,526	$915,388

Tangible common equity ratio	7.84%	7.20%	6.92%

___________________

(1)           Net interest income includes interest and rates on securities that are non-taxable for federal income tax purposes that are presented on a taxable equivalent basis based on a federal statutory rate of 34%.

(2)           Non-interest income is presented net of any credit losses from other-than-temporary impairment losses on available-for-sale securities recognized against earnings for the years presented.

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

The development, selection and disclosure of critical accounting policies are discussed and approved by the Audit Committee of the Bank's Board of Directors.  Because of the potential impact on the financial condition or results of operations and the required subjective or complex judgments involved, management believes its critical accounting policies consist of the allowance for loan losses, fair value of financial instruments and goodwill.

Allowance For Loan Losses

The allowance for losses on loans represents management's best estimate of inherent losses in the existing loan portfolio.  Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  Management believes the allowance for loan loss estimate is a critical accounting estimate because:  (i) changes can materially affect provision for loan loss expense on the income statement, (ii) changes in the borrower's cash flows can impact the reserve, and (iii) management makes estimates at the balance sheet date and also into the future in reference to the reserve.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.  In addition, federal regulatory agencies as a part of their examination process periodically review the Bank's loans and allowances for loan losses and may require the Bank to recognize adjustments based on their judgment about information available to them at the time of their examination.  See Note 1 of the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Fair Value of Financial Instruments

Certain assets and liabilities are required to be carried on the balance sheet at fair value.  Further, the fair value of financial instruments must be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counter parties.

Fair values for the majority of the Bank's available-for-sale investment securities are based on observable market prices obtained from independent asset pricing services that are based on observable transactions but not quoted market prices.

Fair value of derivatives (if any) held by the Company is determined using a combination of quoted market rates for similar instruments and quantitative models based on market inputs including rate, price and index scenarios to generate continuous yield or pricing curves and volatility factors.  Third party vendors are used to obtain fair value of available-for-sale securities and derivatives (if any). For more information, see Notes 1 and 20 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

The Company reported consolidated net income of $8.9 million for the year ended December 31, 2010 compared to $8.3 million in 2009 and $7.5 million in 2008.  The increase from 2010 to 2009 was a result of increases in net interest income and gain on sale of available-for-sale securities, which served to more than offset increased expenses and losses related to OREO.  Earnings per share were $2.45 for 2010 compared to $2.30 for 2009 and $2.08 for 2008. Return on average assets was 0.92%, 0.89% and 0.83% for the years ended December 31, 2010, 2009 and 2008, respectively.  Return on average equity was 9.80%, 10.19% and 10.07% for 2010, 2009 and 2008, respectively.

Asset growth was modest at less than 2% in 2010 compared to 3.1% in 2009 and 5.9% in 2008.  Asset growth of $18 million was driven primarily by growth in available-for-sale investment securities of $45 million.  Federal funds sold increased $7 million, net loans decreased $39 million and OREO increased $4 million in 2010 compared to 2009.  Deposit growth of 5.3% or $40 million in 2010 consisted of increased savings deposits of $28 million and increased time deposits of $12 million.  Demand deposits were flat at $100 million at both year-end 2010 and 2009.

Prevailing economic factors including, but not limited to, stressed real estate markets, job losses and the market interest rate environment put pressure on asset quality during 2009 and 2010.  The Bank has been challenged by deteriorating asset quality over the past three years primarily because of the downturn in real estate markets in and around Shelby County, Tennessee.  Economic conditions have resulted in non-performing loans and OREO levels above historical ranges experienced in recent years prior to 2008.  While economic trends were unfavorable over the past three years, such conditions were considered manageable by the Company's management and core earnings streams were generally able to absorb required increased provision for loan losses as well as increased expense and losses related to OREO.  Non-performing loans as a percent of total loans showed more favorable trends at 1.12% as of year-end 2010 compared to 1.54% as of year-end 2009.  Non-performing loans and OREO as a percent of total loans plus OREO at December 31, 2010 were 3.71% compared to 3.28% and 1.63% at December 31, 2009 and 2008, respectively, while the Bank's peer group's average was 4.61% as reported in the Uniform Bank Performance Report for all insured commercial banks having assets between $300 million and $1 billion ("UBPR") at December 31, 2010.  Net charge-offs in 2010 were $7.8 million compared to $5.6 million in 2009 and $1.9 million in 2008.  The allowance for loan losses as a percent of non-performing loans was 130.9%, 96.8% and 167.2% as of December 31, 2010, 2009 and 2008, respectively.  Unfavorable trends in these key asset quality metrics over the last three years began to show some improvement by year-end 2010.  OREO totaled $14.7 million, $10.5 million and $5.4 million as of December 31, 2010, 2009 and 2008, respectively.

Provision for loan losses was flat at $7 million in both 2009 and 2010.  The allowance for loan losses as a percent of total loans was 1.47% at year-end 2010 compared to 1.50% at year-end 2009 and 1.22% at year-end 2008.  Additions made to the reserve account, as a percent of gross charge-offs, for 2010 were 85.5% compared to 118.6% in 2009 and 125.7% for 2008.  The allowance for loan losses was evaluated in accordance with GAAP and was weighted toward actual historical losses and included factor adjustments for changes in environmental conditions.  The methodology used to evaluate the adequacy of the allowance was revised slightly in fourth quarter 2010 pursuant to ASC Update 2010-20 Receivables (Topic 310), Disclosures about the Credit Quality of Financial Receivables and the Allowance for Credit Losses but did not result in a significant change in the required reserve considered necessary to absorb probable losses.  For more information, see the section below entitled "Recently Issued Accounting Standards."

The allowance for loan losses as of December 31, 2010 compared to December 31, 2009 trended downward in terms of amount allocated and as a percentage of total loans because of decreased loans in 2010 and improving trends of past due and impaired loans.  The allowance for loan losses was considered adequate for each of the periods presented to properly account for changes in the economies of local markets, changes in collateral values, variables in underwriting methods, levels of charged-off loans and volumes of non-performing loans.  See additional information regarding the allowance for loan losses in Notes 1 and 4 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Consistent with prior years, the Company continues to show asset quality indicators below peer levels in terms of loans 30-89 days past due and nonperforming loans.  Comparison of key asset quality indicators between the Company and peers were as follows for the last five years:

	2010		2009		2008		2007		2006
	COMPANY	PEER*	COMPANY	PEER	COMPANY	PEER	COMPANY	PEER	COMPANY	PEER
Allowance as % of total loans	1.47%	1.93%	1.50%	1.82%	1.22%	1.43%	1.08%	1.21%	1.13%	1.21%
Non-performing loans to total loans	1.12%	3.21%	1.54%	3.14%	0.74%	2.07%	0.32%	1.03%	0.24%	0.55%
Loans 30-89 days past due to total loans	0.44%	1.20%	0.93%	1.44%	1.15%	1.43%	0.74%	1.11%	0.62%	0.79%
Net charge-offs to average total loans	1.38%	0.99%	0.93%	1.06%	0.31%	0.51%	0.13%	0.18%	0.23%	0.11%

___________________

*              Peer data is derived from the UBPR as of December 31 of the year indicated.

The Company's allowance as a percent of loans was less than peer as the Company's non-performing loans (loans 90 days or more past due accruing interest and non-accrual loans) were also below peer as of year-end 2010.  For more information regarding loans and allowance for loan losses, see the section below entitled "Financial Condition -- Loan Portfolio Analysis" and Note 1 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Net yield on average earning assets improved to 4.28% for 2010 compared to 4.20% for 2009 and 3.84% for 2008.  Net interest margin improvement was attributed to the Company's ability to reprice interest bearing liabilities at lower rates, primarily time deposits and other borrowings, in a greater volume than decreases in yields on interest earning assets.  The Bank remained in a liability sensitive position as of year-end 2010 and could face margin compression when the rate environment begins rising.  For more information about the Company's interest rate sensitivity, see Item 7A of this Annual Report on Form 10-K.

Total non-interest income for 2010 decreased approximately $254,000 compared to 2009.  The net decrease was primarily attributable to losses recognized on OREO totaling $1.2 million in 2010 compared to approximately $470,000 in 2009.  Other-than-temporary credit impairment losses on available-for-sale securities for 2010 and 2009 totaled approximately $589,000 and $651,000, respectively, and related primarily to two different series of pooled trust preferred securities.

Non-interest income from mortgage banking and service charges on deposits were flat in 2010 compared to 2009.  Despite the challenges of the national real estate market, the markets served by the Bank continued to deliver consistent mortgage activity and overall stable non-interest income.  Gross income and fees recorded from mortgage activity totaled $1.1 million per year in each of the past three years.  Income from fiduciary activities totaled approximately $785,000 in 2010 compared to approximately $806,000 in 2009 and approximately $816,000 in 2008.  Bank-owned life insurance ("BOLI") earnings totaled approximately $677,000 in 2010 compared to approximately $830,000 in both 2009 and 2008.  Fee income from deposit accounts, which included interchange fees on debit and ATM transactions, was $6.9 million per year in 2010 and 2009 and $7.2 million in 2008.  Recent legislation that became effective in 2010 will likely result in dilution of overdraft fee income and interchange income with respect to the Bank's debit card program beginning in 2011.  Brokerage fees decreased approximately $237,000 in 2010 and $156,000 in 2009 because of continued volatility in stock and bond markets and weak consumer confidence during the recent economic recession.

The Company's effective tax rate was 19% in 2010 and 2009 and 27% in 2008.  The effective tax rate was impacted by fluctuations in certain factors including, but not limited to, the volume of and related earnings on tax-free investments within the Bank's investment portfolio, tax-exempt earnings and expenses on BOLI, certain tax benefits that result from dividends and payouts under the Bank's Employee Stock Ownership Plan ("ESOP"), and other factors incidental to the financial services business.  Fluctuations in the deduction related to the ESOP dividends and payouts and tax-exempt interest earned in the investment portfolio were the largest contributors to the various effective rates for the past three years.

Interest-earning assets in 2010 averaged $850 million at an average rate of 5.7% compared to $831 million at an average rate of 6.1% in 2009 and $808 million at an average rate of 6.7% in 2008.  Interest bearing liabilities at year-end 2010 averaged $772 million at an average cost of 1.6% compared to $754 million at an average cost of 2.1% at year-end 2009 and $737 million at an average cost of 3.1% at year-end 2008.  The following table presents the annual average balance sheet and net interest income analysis for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	YEAR-TO-DATE AVERAGES AND RATES
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest earning assets:
Loans (1)(2)(3)	$561,964	$36,085	6.42%	$589,528	$38,402	6.51%	$606,015	$42,356	6.99%
Investment securities:
Taxable	171,024	6,262	3.66%	148,140	7,260	4.90%	141,724	7,643	5.39%
Tax exempt (4)	94,185	5,970	6.34%	75,752	4,977	6.57%	54,204	3,529	6.51%
Interest earning
Deposits	1,056	6	0.57%	914	16	1.75%	867	42	4.84%
Federal funds sold	21,705	55	0.25%	16,392	48	0.29%	4,721	97	2.05%
Total interest earning assets	849,934	48,378	5.69%	830,726	50,703	6.10%	807,531	53,667	6.65%

(Table continued on next page.)

	YEAR-TO-DATE AVERAGES AND RATES
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Non-interest earning assets:
Cash and due from banks	$17,802			$14,989			$16,357
Premises & equipment	30,498			31,143			34,771
Other assets	67,067			56,178			51,325
Total assets	$965,301			$933,036			$909,984

LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest bearing liabilities
Savings deposits	$304,605	$2,972	0.98%	$265,055	$3,007	1.13%	$217,754	$2,846	1.31%
Time deposits	360,634	5,738	1.59%	374,469	8,722	2.33%	390,233	14,671	3.76%
Federal funds purchased and
other interest bearing liabilities	107,208	3,300	3.08%	114,624	4,083	3.56%	129,194	5,117	3.96%
Total interest bearing liabilities	772,447	12,010	1.55%	754,148	15,812	2.10%	737,181	22,634	3.07%

Non-interest bearing liabilities
Demand deposits	97,294			89,819			90,999
Other liabilities	4,996			7,367			7,061
Total liabilities	874,737			851,334			835,241
Total shareholders' equity	90,564			81,702			74,743
Total liabilities and shareholders'
equity	$965,301			$933,036			$909,984

Net Interest Income		$36,368			$34,891			$31,033

Net Yield on Average Earning
Assets			4.28%			4.20%			3.84%

___________________

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

(4)           Interest and rates on securities that are non-taxable for federal income tax purposes are presented on a taxable equivalent basis based on the Company's statutory federal tax rate of 34%.

Volume/Rate Analysis

The following table provides an analysis of the impact of changes in balances and rates on interest income and interest expense changes from 2010 to 2009 and 2009 to 2008 (in thousands):

	2010 Compared to 2009 Due to Changes in:			2009 Compared to 2008 Due to Changes in:
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$(1,770)	$(547)	$(2,317)	$(1,073)	$(2,881)	$(3,954)
Taxable securities	838	(1,836)	(998)	314	(697)	(383)
Tax exempt securities	1,169	(176)	993	1,416	32	1,448
Interest bearing
deposits with other banks	1	(11)	(10)	1	(27)	(26)
Federal funds sold and
securities purchased
under agreements to sell	13	(6)	7	34	(83)	(49)
Total interest earning assets	$251	$(2,576)	$(2,325)	$692	$(3,656)	$(2,964)
Interest expense on:
Savings deposits	388	(423)	(35)	535	(374)	161
Time deposits	(220)	(2,764)	(2,984)	(367)	(5,582)	(5,949)
Federal funds purchased
and securities sold under
agreements to repurchase	(228)	(555)	(783)	(519)	(515)	(1,034)
Total interest bearing liabilities	(60)	(3,742)	(3,802)	(351)	(6,471)	(6,822)

Net interest earnings	$311	$1,166	$1,477	$1,043	$2,815	$3,858

Non-Interest Income

The following table compares non-interest income for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

		Increase			Increase
	Total	(Decrease)		Total	(Decrease)		Total
	2010	Amount	%	2009	Amount	%	2008

Mortgage banking income	$1,116	$5	0.45	$1,111	$(28)	-2.46	$1,139
Income from fiduciary activities	785	(21)	-2.61	806	(10)	-1.23	816
Service charges on deposit accounts	6,923	(18)	-0.26	6,941	(331)	-4.55	7,272
Brokerage fees	1,080	(237)	-18.00	1,317	(156)	-10.59	1,473
Earnings on bank owned life insurance	677	(155)	-18.63	832	(1)	-0.12	833
Gain (loss) on sale of foreclosed property	(1,156)	(686)	145.96	(470)	(186)	65.49	(284)
Gain on sale of available-for-sale securities	1,884	688	57.53	1,196	760	174.31	436
Income from insurance activities	913	79	9.47	834	(106)	-11.28	940
Other non-interest income	637	91	16.67	546	(25)	-4.38	571

Total non-interest income	$12,859	$(254)	-1.94%	$13,113	$(83)	-0.63%	$13,196

Total non-interest income decreased less than two percent in 2010 compared to 2009. Although residential real estate values declined and it became more difficult for borrowers to purchase or refinance in 2010, the Bank's mortgage activity remained stable because of the historically low interest rate environment. Mortgage banking income has been flat at $1.1 million per year in each of the past three years.  Income from fiduciary activities decreased 2.6% or approximately $21,000 in 2010 compared to 2009.  Service charges on deposits decreased less than one percent in 2010 compared to 2009.  Brokerage fees decreased approximately $237,000 or 18.0% in 2010 compared to 2009 as consumer confidence and willingness to invest in brokerage products remained weak.  Gain on sale of foreclosed property includes write down of OREO subsequent to foreclosure and has had a negative trend over the past two years due to increased volume of OREO.  For more information regarding OREO, see the section below entitled "- Financial Condition - Other Real Estate Owned" and Note 9  in the Company's Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K.  Earnings on BOLI assets decreased approximately $155,000 or 18% in 2010 compared to 2009 due to lower overall earnings and higher overall mortality charges on the policies.  Gain on sale of available-for-sale securities increased approximately $688,000 in 2010 compared to 2009 as a result of strategies to realize appreciation in the investment portfolio.  See additional information regarding sale of securities in Note 3 of the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  In 2010, total non-interest income (excluding impairment losses on available-for-sale securities) contributed 21.7% of total revenue compared to 19.6% and 20.1% for 2009 and 2008, respectively.

Income from First Citizens/White and Associates Insurance Company, LLC was included in Income from Insurance Activities in the Consolidated Statements of Income and increased approximately $60,000 or 8% in 2010 compared to 2009.  This increase was a result of increased income from various insurance products including commercial lines, personal lines, title insurance and other products.  Non-interest income generated by First Citizens/White and Associates Insurance Company, LLC, a full-service insurance agency, for 2010, 2009 and 2008 totaled approximately $795,000, $735,000, and $773,000, respectively.   Other income from insurance activities consists of commissions from sale of credit life policies and the Company's proportionate share of income from First Citizens/White and Associates Insurance Company.

Non-Interest Expense

The following table compares non-interest expense for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

		Increase			Increase
	Total	(Decrease)		Total	(Decrease)		Total
	2010	Amount	%	2009	Amount	%	2008

Salaries and employee benefits	$15,417	$132	0.86%	$15,285	$(1,547)	-9.19	$16,832
Net occupancy expense	1,759	(45)	-2.49	1,804	59	3.38	1,745
Depreciation	1,792	(60)	-3.24	1,852	(16)	-0.86	1,868
Data processing expense	1,591	399	33.47	1,192	208	21.14	984
Legal and professional fees	441	136	44.59	305	(48)	-13.60	353
Stationary and office supplies	221	(33)	-12.99	254	(5)	-1.93	259
Amortization of intangibles	85	-	-	85	-	-	85
Advertising and promotions	703	81	13.02	622	(89)	-12.52	711
Premiums for FDIC insurance	1,200	(471)	-28.19	1,671	1,576	1658.95	95
OREO expenses	888	246	38.32	642	207	47.59	435
ATM related fees and expenses	784	301	62.32	483	61	14.45	422
Other non-interest expenses	3,829	(285)	-6.93	4,114	(161)	-3.77	4,275

Total non-interest expense	$28,710	$401	1.42%	$28,309	$245	0.87%	$28,064

Total non-interest expense increased 1.4% in 2010 compared to 2009.  Non-interest expense was dominated by salaries and benefits expense, which comprised 54% of total non-interest expense in 2010 compared to 53% in 2009 and 58% in 2008.  Salary and benefits expense increased approximately $132,000 or less than 1% in 2010 compared to 2009.  The majority of the Company's employees receive performance-based incentives based on factors designed to achieve strategic goals and are balanced for risk and reward.  Such factors are aligned with strategic objectives and include achievement of a certain ROE level, accomplishing annual budget goals, and attainment of business development goals, asset quality goals, and other metrics applicable to the individual's job responsibilities.  Incentive pay totaled 8.9% of salaries and benefits expenses in 2010 compared to 8.3% in 2009 and 9.3% in 2008.  Significant expense associated with salaries and benefits is consistent with the Company's strategic plan to hire and retain high quality employees to provide outstanding customer service and strive for exceptional shareholder returns.

The following table compares assets per employee for the Company compared to its peers, based on information obtained from UBPR for the years ended December 31 (in thousands):

	Company	Peer

2010	$3,760	$4,540
2009	3,680	4,600
2008	3,465	4,310
2007	3,210	4,060
2006	3,121	3,940

Comparison of assets per employee for the Company and its peers revealed that the Company improved in each of the last five years but continued to be more heavily staffed than its counterparts.  The trend of less assets per employee than peers was consistent with historical trends and employees necessary to support the Company's non-interest income streams including brokerage, mortgage and trust divisions.  The Company's ratio steadily improved over the past few years as newer branches become profitable and as a result improve the overall efficiency of operations within the Company.  In an effort to provide a high level of customer service and strategic efforts to continue growth of non-interest income streams, management expects the trend of lower assets per employees compared to peer to continue in future periods.

Net occupancy expense decreased modestly by approximately $45,000 or 2.5% in 2010 compared to 2009 as a result of strategic efforts to control expenditures in 2010.  Depreciation trended slightly lower in 2009 and 2010 compared to 2008 as a result of controlling purchases and expenses related primarily to computer equipment and software.  Certain shorter-lived assets, primarily computer equipment and software, were fully depreciated by early 2008 and were not immediately replaced with new purchases.  Data processing expense increased approximately $400,000 in 2010 because of increased expenses associated with upgrading certain systems and outsourcing certain portions of the information technology functions of the Bank.  While outsourcing of functions such as item processing resulted in increased data processing expense, this initiative also decreased other categories of other non-interest expense such as postage, stationary and supplies and salaries and employee benefits expenses.  Also, upgrades of certain systems were required in order to achieve efficiency strategies and/or in order to comply with changes in regulation.  The Company continues to strive for efficiencies in the areas of expansion, data integrity/security and customer service.  However, strategies adopted by the Company's Board of Directors to provide superior customer service will continue to exert pressure on occupancy, depreciation and other non-interest expenses going forward.

Expense related to FDIC insurance premiums decreased approximately $400,000 in 2010 compared to 2009.  The decrease was primarily a result of the special assessment as of June 30, 2009 (paid September 30, 2009) in the amount of approximately $425,000 by the FDIC to help offset increased costs incurred by the fund caused by an increased number of failed banks.  In December 2009, the FDIC required the Bank to pre-pay projected assessments for 2010 through 2012 totaling $4.2 million.  The prepaid assessment is reflected in Other Assets in the Company's Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K and totaled $2.9 million and $4.0 million as of December 31, 2010 and 2009, respectively.

Legal and professional fees increased in 2010 compared to 2009 as a result of legal expenses incurred for collections and foreclosures as well as consulting projects related to increased regulatory burdens and overall efficiency strategies.  Stationary and office supplies decreased approximately 13% in 2010 compared to 2009 as a result of outsourcing certain data processing functions and increased use of electronic rather than paper documents.  Advertising and promotions expense increased approximately $81,000 in 2010 compared to 2009 because of the implementation and promotion of the Company's customer-centric strategies.  Advertising and promotion costs are expensed as incurred and totaled approximately $703,000 in 2010 compared to approximately $622,000 in 2009.  Expenses related to OREO totaled approximately $888,000 in 2010 compared to approximately $642,000 in 2009 and approximately $435,000 in 2008.  For more information regarding OREO, see the section below entitled "Financial Condition - Other Real Estate Owned" and Note 9  in the Company's Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K.  Other non-interest expense decreased approximately $285,000 in 2010 compared to 2009 primarily because of efforts to control costs as part of the Company's overall efficiency strategies.

No impairment of goodwill was recognized in any of the periods presented in this report.  Goodwill was 1.21% and 1.24% of total assets and 13.56% and 14.03% of total capital as of December 31, 2010 and 2009, respectively. Amortization of core deposit intangibles was flat at approximately $85,000 in each of the past three years.  Core deposit intangibles will be fully amortized in 2012.

Financial Condition

                Changes in the statement of financial condition for the years ended December 31, 2010 and 2009 reflected the Company's strategic efforts to focus on modest quality asset growth and capital preservation during the economic recession.  Asset growth in 2010 was primarily driven by growth in available-for-sale investment securities.  The impact of the recession was evident in negative loan growth and increased OREO for the year ended December 31, 2010.  Deposit growth overall for 2010 was moderate at 5.3% with increased savings and time deposits and flat overall demand deposits.

As evidenced in the cash flow statements, the Company slowed deployment of capital for purchases of premises and equipment to approximately $1.5 million in 2010 compared to approximately $631,000 in 2009 and $3.3 million in 2008.  Premises and equipment purchases in 2009 and 2010 consisted primarily of upgrade and replacement of computer hardware and software as well as renovations to various branches.

Investment Securities Analysis

 The following table presents the composition of total investment securities at December 31 for the last five years (in thousands):

	December 31,
	2010	2009	2008	2007	2006
U. S. Treasury & government agencies	$191,443	$158,458	$148,269	$134,460	$127,602
State & political subdivisions	102,450	89,211	59,588	51,037	44,338
All others	930	2,122	2,643	4,910	5,436
Total investment securities	$294,823	$249,791	$210,500	$190,407	$177,376

                In 2010, total portfolio growth of $45.0 million consisted of $33.0 million increase in agency mortgage-backed securities and collateralized mortgage obligations and $13.2 million increase in municipal securities.  Growth in the overall portfolio of $45.0 million was primarily driven by purchases of new agency and municipal debt securities.  The allocation to tax-exempt municipal securities as a percent of the total portfolio was consistent at 35% of total securities as of year-end 2010 compared to 36% as of year-end 2009.  Allocation to tax-exempt municipal securities increased in 2009 and 2010 as this sector was considered to have exceptional value based on ongoing dislocations in the public finance market and because of opportunities presented by the spending of municipalities as a result of government stimulus programs.  The increase in tax-exempt municipal bonds also serves as protection from further downward movement in interest rates that is balanced out by a more defensive posture in the Company's taxable sector of the portfolio.

Maturity and Yield on Securities

Contractual maturities on investment securities are generally ten years.  However, the expected remaining lives of such bonds are expected to be much shorter due to anticipated payments from U. S. Treasury and government agency securities.  These securities comprise 64% of the portfolio and are primarily amortizing payments that provide stable monthly cash inflows of principal and interest payments.  The following table presents contractual maturities and yields by category for debt securities as of December 31, 2010 (dollars in thousands):

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within One		Year Within		Years Within		After Ten
	Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. Treasury and
government agencies(1)	$-	0.00%	$1,187	4.04%	$21,661	3.47%	$168,595	3.66%	$191,443
State and political
subdivisions(2)	3,371	6.98%	8,488	6.99%	25,342	6.32%	65,249	6.54%	102,450
All other	-	-%	-	-%	-	- %	885	5.56%	885
Total debt securities	$3,371		$9,675		$47,003		$234,729		$294,778
Equity securities	-	-%	-	-%	-	- %	45	1.18%	45
Total	$3,371		$9,675		$47,003		$234,774		$294,823

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

Held-To-Maturity and Available-For-Sale Securities

                The Company held no securities in the held-to-maturity category as of December 31, 2010 and 2009. The following table presents amortized cost and fair value of available-for-sale securities as of December 31, 2010 (in thousands):

	Amortized	Fair
	Cost	Value
U. S. government agencies and corporate obligations	$189,280	$191,443
Obligations of states and political subdivisions:
Taxable securities	1,415	1,318
Tax-exempt securities	98,359	101,132
U. S. securities:
Other debt securities	2,675	885
Equity securities	23	45
Total	$291,752	$294,823

In addition to amounts presented above, the Bank also had $5.7 million in FHLB and Federal Reserve Bank stock at December 31, 2010 recorded at cost.  Equity securities listed above consisted primarily of shares of Fannie Mae and Freddie Mac perpetual preferred stock.

Total investment securities at December 31, 2010, 2009 and 2008 were $295 million, $250 million and $210 million, respectively.  Available-for-sale investments increased $45.0 million or 18.0% from December 31, 2009 to December 31, 2010 as a result of interest cash flows reinvested into new securities and additional incremental funds allocated to the portfolio during the year.  Objectives of the Bank's investment portfolio management are to provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change and optimize investment performance.  Investments also serve as collateral for government, public funds and large deposit accounts that exceed FDIC-insured limits.  Pledged investments at year-end 2010 had a fair market value of $181 million.  The average expected life of the investment securities portfolio was 5.1 years, 5.0 years and 3.7 years as of December 31, 2010, 2009 and 2008, respectively.  Portfolio yields (on a tax equivalent basis) were 4.7% as of year-end 2010 compared to 5.2% as of year-end 2009 and 5.5% as of year-end 2008.

The Company classifies investments, based on intent, into trading, available-for-sale and held-to-maturity categories in accordance with GAAP.  The Company held no securities in the trading category for any of the last five years and does not expect to hold any such securities in 2011.  The Company's investment strategy is to classify most of the securities portfolio as available-for-sale, which are carried on the balance sheet at fair market value.  Classification of available-for-sale investments allows flexibility to actively manage the portfolio under various market conditions.

U.S. Treasury securities and government agencies and corporate obligations consisted primarily of mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") and accounted for 63% of the investment portfolio for years ended December 31, 2010 and 2009.  Credit quality of the Company's MBS and CMO portfolio was considered strong and reflected a net unrealized gain of $2.2 million as of December 31, 2010.  Credit quality factors on the bonds and related underlying mortgages are evaluated at the time of purchase and on a periodic basis thereafter.  These factors typically include, but are not limited to, average loan-to-value ratios, average FICO credit score, payment seasoning (how many months of payment history), geographic dispersion, average maturity and average duration.  Management believes that this level of amortizing securities provides steady cash flows, as evidenced by the Consolidated Statement of Cash Flows included elsewhere in the Annual Report on Form 10-K.  Principal cash flows for 2011 are projected to be $41 million.

Approximately 36% of the portfolio was invested in municipal securities at both December 31, 2010 and 2009.  Municipal securities totaled $102 million and were geographically diversified.  Approximately 71%, or $68 million, of municipal securities were general obligation municipal bonds and the remaining 28% were revenue bonds.  The revenue bonds are primarily essential services bonds such as for water and sewer, school systems and other public improvement projects.  Overall credit quality of the municipal portfolio was considered strong and reflected a net unrealized gain of $2.7 million as of year-end 2010.

Approximately 1% of the portfolio at December 31, 2010 consisted of one corporate bond and three collateralized debt obligation securities that are backed by trust-preferred securities ("TRUP CDOs") issued by banks, thrifts and insurance companies.  These four debt securities reflected a net unrealized loss of $1.8 million as of year-end 2010.  The market for TRUP CDOs became inactive in 2008 and as a result, quoted market values trended significantly below amortized cost beginning in 2008.  These securities are evaluated for other-than-temporary impairment on a quarterly basis.  Charges for credit loss portion of other-than-temporary impairment totaling approximately $589,000 and $651,000 were recognized against earnings for the years ended December 31, 2010 and 2009, respectively.  For more information, see Note 3 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The Company had one interest rate swap classified as a cash flow hedge at December 31, 2009 which matured in September 2010.  For more information, see Note 3 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table indicates by category gross unrealized gains and losses within the available-for-sale portfolio as of December 31, 2010 (in thousands):

	Unrealized Gains	Unrealized Losses	Net
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$3,721	$(1,558)	$2,163
Obligations of states and political subdivisions	3,073	(397)	2,676
All other	22	(1,790)	(1,768)
Total	$6,816	$(3,745)	$3,071

Unrealized gains and losses noted above were included in Accumulated Other Comprehensive Income, net of tax.

Loan Portfolio Analysis

The following table compares the portfolio mix of loans held for investment as of December 31 for each of the last five years (in thousands):

	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$66,297	$71,301	$80,317	$80,509	$80,033
Real estate-construction	49,148	66,414	97,340	106,695	86,206
Real estate-mortgage	395,256	407,058	375,714	353,655	340,839
Installment loans to individuals	31,593	34,071	36,220	37,106	36,735
Other loans	5,409	8,554	7,167	6,674	5,021
Total loans	$547,703	$587,398	$596,758	$584,639	$548,834

For purposes of the table above, loans do not include loans that are sold in the secondary mortgage market.  The Company classifies loans to be sold in the secondary mortgage market separately in its consolidated financial statements. Secondary market mortgages totaled $2.8 million, $2.7 million, and $2.6 million as of December 31, 2010, 2009 and 2008, respectively.  For more information, see Notes 4, 5 and 6 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  Interest and fees earned on secondary mortgage loans were included in mortgage banking income as reported in other non-interest income in the Company's Consolidated Financial Statements.

Changes In Loan Categories

Total loans at December 31, 2010 were $548 million compared to $587 million at December 31, 2009 and $597 million at December 31, 2008.  Loans decreased 6.8% in 2010 and 1.6% in 2009 compared to loan growth of 2.1% in 2008.  The following table details the breakdown of changes by category for 2010 (dollars in thousands):

	Increase	Percent
	(Decrease)	Change
Commercial, financial and agricultural	$(5,004)	-6.23%
Real estate-construction	(17,266)	-17.74%
Real estate-mortgage	(11,802)	-3.14%
Installment loans to individuals	(2,478)	-6.84%
Other loans	(3,145)	-43.88%
Total change in loans	$(39,695)	-6.65%

At December 31, 2010, the loan portfolio was heavily weighted in real estate loans, which accounted for $444 million or 81% of total portfolio.  Commercial and residential construction loans accounted for $49 million of the $444 million invested in real estate loans.  Although the portfolio was heavily weighted in real estate, the Bank does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction) were the largest category, comprising 36% of total loans.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.   During 2010,  as loans decreased 6.7% and capital increased 5.8%, real estate loans as a percent of capital decreased.  The following table presents real estate loans as a percent of total risk based capital for each of the last five years:

	2010	2009	2008	2007	2006
As a percent of total risk based capital*:
Construction and development	53.05%	77.40%	120.68%	135.33%	115.24%
Residential (one-to-four family)	184.50%	206.82%	203.75%	193.71%	203.93%
Other real estate loans	245.15%	270.74%	265.31%	257.64%	255.93%
Total real estate loans	482.70%	554.96%	589.74%	586.68%	575.10%

________________

*              Total risk based capital is a non-GAAP measure used by regulatory authorities and reported on quarterly regulatory filings.  Total risk based capital for the Bank was $92.6 million, $85.8 million, $80.7 million, $78.8 million and $74.8 million for years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Negative loan growth in 2010 occurred across all loan categories with weak overall loan demand as a result of distressed real estate markets, job losses and other factors resulting from the economic recession.  Also, the Bank strategically reduced its concentration of one-to-four family residential construction and non-owner occupied commercial real estate loans since 2007 as focus shifted to lower-risk owner-occupied commercial real estate.  As a result, the ratio of one-to-four family residential construction loans as a percent of total risk based capital trended downward from 2007 to 2010 and was 19.75% as of December 31, 2010 compared to 33.21% as of December 31, 2009, 55.88% as of December 31, 2008 and 76.02% at December 31, 2007.  The ratio of non-owner occupied commercial real estate loans as a percent of total risk based capital also trended downward to 148.89% as of December 31, 2010 compared to 188.55% as of December 31, 2009, 232.68% as of December 31, 2008 and 243.53% as of December 31, 2007.  The ratio of owner occupied commercial real estate loans as a percent of total risk based capital was 105.57% as of December 31, 2010 compared to 107.05% as of December 31, 2009 compared to 101.80% as of December 31, 2008 and 102.99% as of December 31, 2007.

Average Loan Yields

The average yield on loans of the Bank has trended downward as loans repriced during the historically low interest rate environment over the past three years.  Average yield on loans for the years indicated were as follows:

2010 - 6.42%
2009 - 6.51%
2008 - 6.99%
2007 - 7.98%
2006 - 7.65%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $80.9 million at year-end 2010.  For more information regarding commitments and standby letters of credit, see Note 18 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Loan Maturities

Contractual maturities of loans as of December 31, 2010 were as follows (in thousands):

		Due After
	Due in One	One Year but	Due After
	Year or Less	Within Five Years	Five Years
Real estate	$93,820	$279,427	$71,157
Commercial, financial and agricultural	39,616	28,337	3,753
All other loans	8,209	21,773	1,611
Total	$141,645	$329,537	$76,521

Loans with Maturities After One Year for which:
(In thousands)
Interest Rates are Fixed or Predetermined	$338,426
Interest Rates are Floating or Adjustable	$67,632

The degree of interest rate risk to which a bank is subjected can be controlled through a well-defined funds management program.  The Company controls interest rate risk by matching interest sensitive assets and liabilities.  Overall, the Company remains in a fairly neutral position in terms of interest rate risk as evidenced by flat net interest margins during a the three-year period from 2008 through 2010, in which federal funds rates have ranged from 0.25% to 5.25%.  At year-end 2010, the Company was liability-sensitive, meaning that liabilities reprice at a faster rate than assets.  Therefore, in a rising rate environment (with a normal yield curve) net interest income would decline, while a declining rate environment would result in increased interest rate margins and net interest income.  The majority of the Bank's loan portfolio will reprice or mature in less than five years.  Approximately $159 million or 29% of total loans will either reprice or mature over the next 12 months, while $185 million or 34% of total loans will mature or reprice after one year but less than three years.  Approximately $144 million or 26% of total loans will mature or reprice after three years but in less than five years.  The remaining 11% or $60 million reprices or matures in greater than five years.

Loan Policy Guidelines

Management has established policies approved by the Company's Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes Board-approved guidelines for collateralization, loans in excess of loan to value ("LTV") limits, maximum loan amount and maximum maturity and amortization period for each loan type.  Policy guidelines for loan to value ratios and maturities related to various collateral  at December 31, 2010 were as follows:

Collateral	Maximum Amortization	Maximum LTV
Real estate	Various (see discussion below)	Various (see discussion below)
Equipment*	5 Years	75%
Inventory	5 Years	50%
Accounts receivable	5 Years	75%
Livestock	5 Years	75%
Crops	1 Year	50%
Securities**	10 Years	75%(Listed), 50% (Unlisted)

___________________________

*              New farm equipment can be amortized over seven years with an FSA guaranty; farm irrigation systems may be amortized over seven years without an FSA guaranty.

**           When proceeds are used to purchase or carry stocks not listed on a national exchange, maximum LTV shall be 50%.

The Company's policy manages risk in the real estate portfolio by adherence to supervisory limits in regards to LTV percentages, as designated by the following categories:

Loan Category	LTV Limit
Raw land	65%
Farmland	80%
Real estate-construction:
Commercial acquisition and development	70%
Commercial, multi-family* and other non-residential	80%
One-to-four family residential owner occupied	80%
One-to-four family residential non-owner occupied	75%
Commercial (existing property):
Owner occupied improved property	85%
Non-owner occupied improved property	80%
Residential (existing property):
Home equity lines	80%
Owner-occupied one-to-four family residential	90%
Non-owner occupied one-to-four family residential	75%

____________________

*              Multi-family construction loans include loans secured by cooperatives and condominiums.

On an approved exception basis, loans may be approved in excess of the LTV limits, provided that they are approved pursuant to the Bank's loan policy as follows:

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

The Bank's loan policy additionally requires every loan to have a documented repayment arrangement.  While reasonable flexibility is necessary to meet credit needs of customers, in general, real estate loans are to be repaid within the following time frames:

Loan Category	Amortized Period
Raw land	10 years
Real estate- construction	1.5 years
Commercial, multi-family, and other non-residential	20 years
One-to-four family residential	25-30 years
Home equity	10 years
Farmland	20 years

Credit Risk Management and Allowance for Loan Losses

Loan portfolio quality faced challenges in 2009 and 2010 but remains manageable relative to prevailing market conditions.  The ratio of net charge offs to average net loans outstanding was 1.38%, 0.95% and 0.31% for 2010, 2009 and 2008, respectively.  The aggregate of non-performing loans and OREO as a percent of total loans plus OREO at year-end 2010 increased to 3.71% compared to 3.28% and 1.63% at year-end 2009 and 2008, respectively, primarily as a result of increased volume of OREO.  Negative trends in OREO and charged off loans were expected given negative economic trends across the industry during the recent economic recession.  Management believes, however, that the Bank's strong credit risk management provides a means for timely identification and assessment of problem credits in order to minimize losses.

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans rated Grades 1 to 4 are the general "pass" grade loans with low to average levels of credit risk.  Loans rated Grade 5 are "special mention" loans that may have one or more circumstances that warrant additional monitoring but do not necessarily indicate probable credit losses or above average levels of credit risk.  Loans rated Grade 6 or higher are considered internally criticized and have above average levels of credit risk.

Credit risk management practices also include a loan review function that is independent of the lending process itself.  Results of loan review are reported to the Bank's Board of Directors and serve to validate the Bank's internal loan rating process.  Results of loan review, as well as current portfolio mix by rating, are incorporated into the process for quarterly evaluations of the allowance for loan losses and impaired loans.

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

Loans internally classified at a Grade 6 or higher are those loans that have certain characteristics or circumstances that warrant additional credit quality monitoring and may meet the definition of an impaired loan described below.  Loans or borrowing relationships with an outstanding balance greater than $250,000 that are also rated Grade 6 or higher are reviewed on an individual basis for impairment as part of the quarterly evaluation of the adequacy of the allowance for loan losses.  Loan impairment of internally criticized loans, if any, is measured using either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The majority of the Company's impaired loans is secured by real estate and considered collateral-dependent. Therefore, impairment losses are primarily based on the fair value of the underlying collateral (usually real estate).  Specific allocations to the allowance for loan losses are made for loans found to be collateral- or cash flow-deficient.  All loans less than $250,000 are evaluated on a pooled basis for impairment.

Specific allocations on impaired loans are typically the difference between the book value or cost of the loan and the estimated fair market value of the collateral, less cost to sell.  An additional provision for loan losses necessary for specific allocations on impaired loans is typically made in the quarter that the loan becomes internally criticized or rated Grade 6 or higher.  At the time a loan with a balance of $250,000 or greater becomes rated Grade 6 or higher, an updated independent third party appraisal is ordered.  If an appraisal for a property securing a loan greater than $250,000 is not received prior to the evaluation date, management estimates the specific allocation for that quarter in a manner similar to that used for loans with a balance of less than $250,000 and makes adjustments if necessary in the subsequent quarter when the independent third party appraisal is received.

An analysis of the allocation of the allowance for loan losses is made each fiscal quarter at the end of the second month (i.e., February, May, August, and November) and reported to the Bank's Board of Directors at its meeting preceding quarter-end.  The allowance for loan losses is estimated using methods consistent with GAAP as well as regulatory guidance on allowance for loan losses.  For additional information regarding the Company's accounting policy on the allowance for loan losses, see Note 1 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The evaluation of the adequacy of the allowance for loan losses includes identification of impaired loans and allocation of specific reserves if considered necessary on a case-by-case basis for loans meeting the Company's criteria for individual impairment analysis.  A loan is deemed impaired when it is probable that a creditor will be unable to collect all amounts of principal and interest due according to the original contractual terms of the loan. Impairment occurs when (i) the present value of expected future cash flows discounted at the loan's effective interest rate impede full collection of the contract and (ii) fair value of the collateral, if the loan is collateral-dependent, indicates unexpected collection of full contract value.  Specific reserve allocations are made for loans found to be collateral- or interest cash flow-deficient.  In addition, an allowance is determined for loans evaluated on a pooled basis.  Income recognition from impaired loans is determined in accordance with GAAP, as well as financial institution regulatory guidance.

Impaired loans were primarily collateral-dependent and totaled $9.3 million as of December 31, 2010 compared to $10.0 million as of December 31, 2009 and $12.2 million as of December 31, 2008.  For additional information on impaired loans, see Note 4 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table summarizes activity posted to the allowance for loan losses for the past five years (in thousands):

	2010	2009	2008	2007	2006
Average net loans outstanding	$561,964	$589,528	$606,014	$606,015	$554,219
Balance of allowance for loan losses
at beginning of period	8,784	7,300	6,328	6,211	6,830
Loans charged off	(8,187)	(5,951)	(2,274)	(1,096)	(1,538)
Recovery of loans previously charged off	431	375	388	379	236
Net loans charged off	(7,756)	(5,576)	(1,886)	(717)	(1,302)
Additions to allowance charged to expense	7,000	7,060	2,858	834	683
Balance at end of period	$8,028	$8,784	$7,300	$6,328	$6,211

Ratio of net charged off loans to average
net loans outstanding	1.38%	0.95%	0.31%	0.12%	0.23%

Changes to the allowance for loan losses for 2010 consisted of (i) loans charged off of $8.2 million, (ii) recovery of loans previously charged off of approximately $431,000, and (iii) provision for loan losses totaling $7.0 million.  Charge-offs in 2010 occurred in all markets served.  However, approximately 55% of charge-offs related to loans made in Shelby County and the surrounding counties and 26% of charge-offs related to the Company's new market in and around Williamson County.

The following table identifies charge-offs and recoveries by category for the years presented (in thousands):

	2010	2009	2008	2007	2006
Charge-offs:
Domestic:
Commercial, financial and agricultural	$(953)	$(874)	$(638)	$(227)	$(447)
Real estate-construction	(4,462)	(1,824)	(569)	(107)	-
Real estate-mortgage	(2,565)	(2,812)	(655)	(406)	(685)
Installment loans to individuals and credit cards	(207)	(441)	(412)	(356)	(406)
Total charge-offs	$(8,187)	$(5,951)	$(2,274)	$(1,096)	$(1,538)

Recoveries:
Domestic:
Commercial, financial and agricultural	$121	$68	$141	$124	$76
Real estate-construction	52	130	23	22	-
Real estate-mortgage	180	64	82	148	51
Installment loans to individuals and credit cards	78	113	142	85	109
Total recoveries	431	375	388	379	236
Net loans charged off	$(7,756)	$(5,576)	$(1,886)	$(717)	$(1,302)

For additional information regarding the allowance for loan losses including allocation of the allowance by category, see Note 5 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Charge off of impaired loans with specific allocations generally occurs at the time of foreclosure, typically when the loan is 60-120 days past due. On occasion, however, a loan is considered collateral-dependent and impaired but is not past due.  In this case, a partial charge-off is made at the time the updated appraisal is received to adjust the loan to fair value of the collateral, less cost to sell. Partially charged-off loans continue to be reported as impaired.  These loans are also reported in non-performing loan totals if such loans fit criteria for non-performing assets as discussed below.

Non-Performing Assets

Non-performing assets consist of non-performing loans, OREO and non-accrual debt securities.  Non-performing loans consist of non-accrual loans, loans 90 days or more past due and still accruing interest and restructured loans. Categorization of a loan as non-performing is not in itself a reliable indicator of impairment.  A loan may be deemed impaired prior to becoming 90 days past due, restructured or put on non-accrual status.  The Bank's policy is to not accrue interest or discount on (i) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (ii) any asset for which payment in full of interest or principal is not expected or (iii) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well-secured and in the process of collection. For purposes of applying the 90 days past due test for non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term. A debt is well-secured if it is secured by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in the loan's restoration to a current status. Loans that represent probable losses are recognized as impaired and adequately reserved for in the allowance for loan losses. Valuation of non-performing loans are subject to the same process described above for internally criticized loans in regards to obtaining new appraisals and timing of specific allocations and subsequent charge-off. There have been no significant time lapses in the years ended December 31, 2010 or 2009 between the identification and recognition of impairment and subsequent charge-off of non-performing or impaired loans.  The following table summarizes non-performing assets at December 31 of the past five years (in thousands):

	2010	2009	2008	2007	2006

Non-accrual loans:
Commercial, financial and agricultural	$500	$639	$425	$133	$19
Real estate-construction	854	1,171	662	354	-
Real estate-mortgage	2,545	1,927	2,496	1,123	291
Installment loans to individuals	249	64	90	68	61
Total non-accrual loans	$4,148	$3,801	$3,673	$1,678	$371

Loans 90 days past due accruing interest:
Commercial, financial and agricultural	$500	$106	$-	$25	$-
Real estate-construction	35	1,472	-	53	-
Real estate-mortgage	1,441	3,660	722	126	944
Installment loans to individuals	10	34	25	-	2
Total loans 90 days past due accruing interest	1,986	5,272	747	204	946
Total non-current loans	$6,134	$9,073	$4,420	$1,882	$1,317
Total non-current loans as % of total loans	1.12%	1.54%	0.74%	0.32%	0.24%

Troubled debt restructuring
Commercial, financial and agricultural	$15	$11	$14	$-	$-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	2,770	1,117	1,138	1,568	-
Installment loans to individuals	68	122	92	53	-
Total troubled debt restructuring	$2,853	$1,250	$1,244	$1,621	$-
Total troubled debt restructuring as a % of total loans*	0.52%	0.21%	0.21%	0.28%	0.00%

OREO & other repossessed property	$14,734	$10,527	$5,446	$2,302	$1,815
Non-accrual debt securities	241	520	-	-	-
Total non-performing assets	$23,962	$21,370	$11,110	$5,805	$3,132
Total non-performing assets as % of total assets	2.46%	2.23%	1.20%	0.70%	0.40%

___________________________

*              Total troubled debt restructurings that are on non-accrual status are not included in this total as they are reported in the non-accruals totals.

                Non-performing assets increased $2.6 million from 2009 to 2010 primarily as a result of increased OREO, which trended higher over the last two years during the economic recession.  For more information about OREO, see the section below entitled "- Other Real Estate Owned."

Interest income on loans is recorded on an accrual basis.  The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses.  The gross interest income that would have been recorded for the 12 months ended December 31, 2010 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period was approximately $209,000 compared to approximately $216,000, $178,000, $103,000, and $25,000 for the same periods in 2009, 2008, 2007, and 2006, respectively.  Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be restructured loans.  The Company had restructured loans totaling $3.2 million, of which approximately $393,000 was on non-accrual status as of December 31, 2010.  The Company had restructured loans totaling $2.8 million, of which $1.4 million was on non-accrual status as of December 31, 2009.

Certain loans internally rated Grade 5 or higher may not meet the criteria and therefore are not included in the non-accrual, past due or restructured loan totals. Management is confident that, although certain of these loans may pose credit issues, any probable loss has been provided for by specific allocations to the loan loss reserve account.  Loan officers are required to develop a "plan of action" for each problem loan within their portfolio. Adherence to each established plan is monitored by the Bank's loan administration and re-evaluated at regular intervals for effectiveness.

Other Real Estate Owned

The book value of OREO was $14.7 million as of December 31, 2010 compared to $10.5 million as of December 31, 2009 and $5.4 million as of December 31, 2008.  As of December 31, 2010, there were over 100 properties accounted for as OREO consisting primarily of newly constructed single-family homes and residential lots.  Approximately 82% of the $14.7 million accounted for as OREO was located in Shelby County and surrounding counties.  Approximately 14% of the $14.7 million in OREO was located in and around Williamson County and surrounding counties in Middle Tennessee.  While management continues efforts to liquidate OREO, Shelby, Williamson and their surrounding counties have been under stress with declining home sales and declining market values.  According to MarketGraphics Research Group, Inc. and the Memphis Area Association of Realtors for the 12 months ended November 30, 2010 (the most recent data available), new home inventory was down 32% and new home permits were up 26%.  Also, new home sales volumes were up 9.3% and new home average price was down 13% for the 12 months ended November 30, 2010.  All home sales volumes were almost flat with decrease of less than 2% and average price of all home sales was also near flat with a decrease of less than 3% for the same period.

                Activity in OREO for the most recent three years is as follows (in thousands):

	2010	2009	2008
Beginning balance	$10,527	$5,424	$2,302
Acquisitions	11,691	9,983	5,440
Capitalized costs	500	424	29
Dispositions	(6,828)	(4,834)	(2,063)
Valuation adjustments through earnings	(1,156)	(470)	(284)
Ending balance	$14,734	$10,527	$5,424

Capitalized costs consist of costs to complete construction of homes partially complete at the time of foreclosure or to complete certain phases of a development project for raw land.  Capitalized costs were incurred in order to improve marketability of certain properties.  Valuation adjustments through earnings reflected above includes write down of properties subsequent to foreclosure and realized gains and losses on sale of OREO.

OREO is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of foreclosure is charged to the allowance for loan losses.  All other real estate parcels are appraised at least annually and carrying values adjusted to reflect the decline, if any, in their realizable value.  Such adjustments made subsequent to foreclosure are charged against earnings.  Net losses on sale and write down of OREO values subsequent to foreclosure totaled $1.2 million in 2010 compared to approximately $470,000 and $284,000 for years ended December 31, 2009 and 2008.

Other non-interest expenses for property taxes, maintenance and other costs related to OREO totaled approximately $888,000, $642,000, and $435,000 in the years ended December 31, 2010, 2009 and 2008, respectively.  The negative trend in other non-interest expense related to OREO was attributable to the larger volume of OREO over the past three years.

Composition of Deposits

The average balance of deposits and average interest rates paid on such deposits are summarized in the following table for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010		2009		2008
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$97,294	0.00%	$89,819	0.00%	$90,999	0.00%
Savings deposits	304,605	0.98%	265,055	1.13%	217,754	1.31%
Time deposits	360,634	1.59%	374,469	2.33%	390,233	3.76%
Total deposits	$762,533	1.14%	$729,343	1.61%	$698,986	2.51%

The decrease in average cost of deposits at December 31, 2010 compared to December 31, 2009 was a result of the continued historically low interest rate environment.  The prevailing market and competitive environment continued to yield strong competition in pricing of interest-bearing deposit products.  The Bank does not compete solely on price, as strategies are focused more on customer relationships that attract and retain core deposit customers rather than time deposits.

Total deposits grew $40 million or 5.3% during the year ended December 31, 2010.  Savings deposit growth was $28 million or 9.4% and time deposit growth was $12 million or 3.4% in 2010 compared to 2009 while demand deposit balances were flat.   During 2010, demand deposit balances fluctuated in the range of $90 million to $110 million consistent with historical ranges while overall average demand deposit balances trended higher than averages for the past two years.  Savings deposit growth was primarily attributable to growth in the Bank's competitively priced interest bearing transaction accounts, including the Wall Street, e-Solutions and First Rate accounts.

In June 2008, the Bank began participating in the Certificate of Deposit Account Registry Service ("CDARS").  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit ("CDs") (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank's ability to attract and retain large-denomination depositors without having to place funds in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank's customers, purchase time deposits (referred to as "One-Way Buy" deposits) or to sell excess deposits (referred to as "One-Way Sell" deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and "One-Way Buy" deposits in the CDARS program totaling $24 million at year-end 2010 compared to $25 million at year end 2009 and $45 million at year end 2008.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes.  Brokered deposits including CDARS totaled $25 million or 3% as of December 31, 2010 compared to $36 million or 4% of total deposits as of December 31, 2009 and $76 million or 10% of total deposits as of December 31, 2008.  Core deposit growth allowed the Company to reduce its reliance on brokered deposits in 2009 and 2010. Customer demand for CDARS decreased in 2009 and 2010 compared to 2008.

Time deposits over $100,000 plus brokered time deposits comprised 56.1% of total time deposits as of year-end 2010 compared to 55.1% as of year-end 2009 and 40.5% as of year-end 2008.  Approximately 86% of time deposits including brokered time deposits will mature or reprice over the next 12 months as the current competitive market and rate environment continues to exhibit strong demand for shorter terms at historically low rates.

Maturity Distribution of Time Deposits in Amounts of $100,000 and Over

Deposits over $100,000 increased $24.1 million or 12.7% from December 31, 2009 to December 31, 2010.  This was a result of the increase in FDIC insurance limits from $100,000 to $250,000 beginning in October 2008.  Of the $213.7 million in time deposits as of December 31, 2010, $110.2 million were for deposits in an amount greater than $250,000.  Of the $189.6 million in time deposits over $100,000 as of December 31, 2009, $107.2 million were for deposits in an amount greater than $250,000.   Public fund time deposits decreased $2.6 million from $85.5 million at year-end 2009 to $82.9 million at year-end 2010.

The following table sets forth the maturity distribution of CDs and other time deposits of $100,000 or more outstanding on December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	Percent	Amount	Percent
Maturing in:
3 Months or less	$75,610	35.39%	$92,883	48.98%
Over three months less than six months	43,045	20.14%	32,625	17.21%
Over Six Months less than 12 months	66,526	31.13%	53,392	28.16%
Over 12 months	28,496	13.34%	10,719	5.65%
Total	$213,677	100.00%	$189,619	100.00%

Other Borrowings

In addition to deposits, the Company uses a combination of short-term and long-term borrowings to supplement its funding needs.  Short-term borrowings consist of a treasury, tax and loan demand note, federal funds purchased and short-term advances from the FHLB.  The short-term borrowings table below provides the maximum amount of borrowings at any month end during the years presented.  Short-term borrowings are used to manage fluctuations in liquidity based on seasonality of agricultural production loans and other factors.  Short-term borrowings were used on a very limited basis during 2009 and 2010 because of the Company's strategic efforts to maintain a strong liquidity position, slow loan demand, and steady growth in core deposits over the past two years.  The following table presents short-term borrowing balances at year end, maximum borrowings at month end during the year and average cost for the years presented (dollars in thousands):

	2010	2009	2008
Amount outstanding at end of year	$1,000	$748	$1,000
Weighted average interest rate at end of year	0.00%	0.00%	0.00%
Maximum outstanding at any month end	$1,000	$1,000	$48,500
Average outstanding during year	$667	$1,029	$20,679
Weighted average interest rate during year	0.00%	0.00%	2.70%

For more information about short-term borrowings, see Note 12 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other borrowings at the holding company level carried a variable rate and consisted of trust-preferred debt in 2010 and 2009.  Totals for 2008 also included a line of credit with First Tennessee Bank, which was paid in full in December 2008.

The Bank's other borrowings consists of advances from the FHLB.  Average volume of FHLB advances for 2010 was $60.9 million at an average rate of 4.26% compared to $65.1 million at an average rate of 4.84% in 2009 and $61.1 million at an average rate of 5.03% in 2008.  The average remaining maturity for FHLB long-term borrowings was approximately three years at December 31, 2010.  FHLB borrowings are comprised primarily of fixed rate positions ranging from 1.15% to 7.05%.  The Bank also had one LIBOR based advance totaling $2.5 million which had a rate of 0.31% as of year-end 2010.  Most of the FHLB borrowings have quarterly call features and maturities ranging from 2011 to 2019.  Approximately 35% or $14.5 million will mature on or before December 31, 2011.  Advances totaling $9.5 million at December 31, 2010 had call features that offer the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR, when called.  As of December 31, 2010, advances totaling $16 million require repayment if the call feature was exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months and, therefore, were not included in current liabilities.  For more information about liquidity, see the section below entitled "- Liquidity."

The following table presents average volumes, rates, maturities and re-pricing frequencies for other borrowings for the year ended December 31, 2010 (dollars in thousands):

	Average	Average	Average	Repricing
	Volume	Rate	Maturity	Frequency
FHLB Borrowings	$60,902	4.26%	3	Fixed
Trust Preferred Debt	10,310	2.14%	26	Variable

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2010, contractual obligations were due as follows (in thousands):

	Total	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years
Unfunded loan commitments	$78,107	$78,107	$-	$-	$-
Standby letters of credit	2,752	2,752	-	-	-
Other borrowings*	52,259	9,963	13,481	4,188	24,627
Capital lease obligations	-	-	-	-	-
Operating lease obligations	313	87	226	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$133,431	$90,909	$13,707	$4,188	$24,627

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

Capital Resources

The following table presents return on equity and assets for the years presented:

	2010	2009	2008	2007	2006
Percentage of net income to:
Average total assets	0.92%	0.89%	0.83%	1.08%	1.10%
Average shareholders equity	9.80%	10.19%	10.07%	12.79%	13.88%
Percentage of dividends declared
to net income	40.86%	45.27%	55.85%	45.93%	47.04%
Percentage of average equity
to average assets	9.38%	8.76%	8.21%	8.45%	7.93%

Total capital (excluding reserve for loan losses) as a percentage of total assets is presented in the following table for years indicated:

2010	2009	2008	2007	2006
9.16%	8.81%	8.30%	8.56%	8.36%

Total capital increased 5.8% to $89.3 million at year-end 2010 compared to $84.4 million at year-end 2009 and $77.0 million at year-end 2008.  Growth in capital during 2010 was from undistributed net income from the Bank of $5.2 million and $2.0 million from increased non-controlling minority interest in consolidated subsidiary.  Accumulated Other Comprehensive Income decreased $2.4 million at December 31, 2010 compared to December 31, 2009 as market values of available-for-sale securities trended lower in December 2010 compared to December 2009.

The Company has historically maintained capital in excess of minimum levels established by regulation.  The risk-based capital ratios of 15.3% as of December 31, 2010 and 13.55% at December 31, 2009 were significantly in excess of the 8% mandated by regulation.  This ratio has steadily increased during the past three years.  Total capital as a percentage of total assets was 9.16%, 8.81%, and 8.30% at December 31, 2010, 2009 and 2008, respectively.

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

Dividend payments totaled $1.00 per share in 2010 compared to $1.04 per share in 2009 and $1.16 per share 2008.  The Company's strategy continues to be to pay dividends at a level that provides dividend payout ratio and dividend yield in excess of average for peers as reported in the Peer Report.  The dividend payout ratio was 40.86% in 2010 compared to 45.27% in 2009 and 55.85% in 2008.  The projected payout ratio for 2011 is in the range of 40% to 50%.  Dividend payout in the Peer Report for 2010 was 50.66%.  The Company's dividend yield in 2010 was 3.13% compared to 3.35% in 2009 and 3.41% in 2008.  The dividend yield in the Peer Report was 1.52% for 2010.

As of year-end 2010, there were approximately $11 million of retained earnings available for the payment of future dividends from the Bank to the Company.  Banking regulations require certain capital levels to be maintained and may limit dividends paid by the Bank to the Company or by the Company to its shareholders.  Historically, these restrictions have posed no practical limit on the ability of the Bank or the Company to pay dividends.

Over the past 15 years, the Company has repurchased approximately 91,767 shares of its common stock; treasury stock has weighted average cost basis of $26.32 per share.  During 2010, the Company did not repurchase any of its shares of common stock.  During 2010, the Company sold 808 shares of its common stock at a price of $32.00 per share for an aggregate price of $25,856.  During 2009, the Company repurchased 1,000 shares at a weighted average cost of $26.00 per share.  During 2009, the Company sold 1,519 shares of its common stock at a weighted average price of $27.69 per share.  There are currently no publicly announced plans or programs to repurchase shares in place.

Liquidity

The Company manages liquidity in a manner to ensure the availability of ample funding to satisfy loan demand, fund investment opportunities and fund large deposit withdrawals.  Primary funding sources for the Company include customer core deposits, and FHLB borrowings as well as correspondent bank and other borrowings.  The Company's liquidity position is further strengthened by ready access to a diversified base of wholesale borrowings, which includes lines of credit with the FHLB, federal funds purchased, securities sold under agreements to repurchase, brokered CDs and others.

The turmoil and events in financial markets and across the banking industry during the recent economic recession serve as a reminder that adequate liquidity is critical to the Company's success and survival, especially during times of turbulent market conditions.  Therefore, management has reviewed, tested and updated strategic action plans related to liquidity, including crisis and contingency liquidity plans to defend against any material downturn in the Bank's liquidity position.

Deposits accounted for 89% of funding at December 31, 2010 compared to 86% of funding for each of the prior two years.  Borrowed funds from the FHLB amounted to 4.7% ($42 million) of total funding as of December 31, 2010 compared to 7.5% ($65 million) of total funding at December 31, 2009 and 7.5% ($63 million) of total funding at December 31, 2008.  The Bank had additional borrowing capacity of $60.6 million with the FHLB as of December 31, 2010.  The Bank also has federal fund lines of credit with four correspondent banks with lines totaling $54.5 million as of December 31, 2010.  In each of the years ended December 31, 2010 and 2009, the Bank held $23 million in short-term CDs with the State of Tennessee.  Brokered time deposits were $26 million and $36 million as of year-end 2010 and 2009, respectively.  Decreased loan demand in 2010 allowed the Bank to reduce its reliance on wholesale funding sources such as brokered deposits and FHLB advances.  Brokered deposits include reciprocal and one-way buy deposits in the CDARS program.  For more information about CDARS, see the section above entitled "Financial Condition - Composition of Deposits."

When evaluating liquidity, funding needs are compared against the current level of liquidity, plus liquidity that would likely be available from other sources. This comparison provides a means for determining whether funds management practices are adequate. Management should be able to manage unplanned changes in funding sources, as well as react to changes in market conditions that could hinder the Bank's ability to quickly liquidate assets with minimal loss.  Funds management practices are designed and implemented to ensure that the Company does not maintain liquidity by paying above market prices for funds or by relying unduly on wholesale or credit-sensitive funding sources.  The Office of the Comptroller of Currency ("OCC") has established benchmarks to be used as guidelines in managing liquidity.  The following areas are considered liquidity red flags:

           Significant increases in reliance on wholesale funding;

           Significant increases in large CDs, brokered deposits or deposits with interest rates higher than the market;

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

Liquidity is high priority for the Bank's Funds Management Committee, which continues to seek alternative funding sources conducive to net interest margin strategies.  The following table reflects the liquidity position of the Bank as of December 31, 2010, 2009 and 2008 in comparison to the OCC Liquidity Benchmarks:

OCC Liquidity Benchmark	December 31, 2010	December 31, 2009	December 31, 2008
Short Term Liabilities/ Total Assets > 20%	17.00%	20.13%	16.63%
On Hand Liquidity to Total Liabilities < 8%	10.76%	5.93%	10.77%
Loan to Deposits < 80%	68.14%	76.94%	80.21%
Wholesale Funds/Total Sources > 15%	9.13%	13.22%	15.28%
Non Core Funding Dependence > 20%	30.13%	30.82%	30.96%

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

Recently Issued Accounting Standards

Business Combinations

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2010-29 Business Combinations (Topic 805).  This update clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented.  It addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  This update did not have a material effect on the Company's financial statements.

Goodwill and Other Intangibles

In December 2010, the FASB issued ASC Update No. 2010-28 Intangibles-Goodwill and Other (Topic 350).  This amendment addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  The amendment instructs these entities to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  This update did not have a material effect on the Company's financial statements.

Technical Amendments

In August 2010, FASB issued ASC Update No. 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update) and 2010-22 Accounting for Various Topics-Technical Corrections to SEC Paragraphs (SEC Update).  These two updates amend paragraphs in the ASC on various topics including, but not limited to, noncontrolling interests, equity, condensed financial statements, business combinations and others.  This update did not have a material effect on the Company's financial statements.

Allowance for Credit Losses

In July 2010, the FASB issued ASC Update 2010-20 Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This amendment requires an entity to provide disclosures regarding the nature of credit risk inherent in the portfolio, how risks are analyzed and assessed in arriving at the allowance for credit losses, and changes and reasons for changes in the allowance for credit losses.  Such disclosures are to be provided on two levels of disaggregation, namely portfolio segment and class of financing receivables.  Existing disclosures are also amended to require presentation on a disaggregated basis.  Additional disclosures are required regarding credit quality indicators at the end of the reporting period by class, aging of past dues by class, nature and extent of troubled debt restructurings that occurred during the period by class and the effect on the allowance for credit losses, troubled debt restructurings that defaulted by class and the effect on the allowance for credit losses, significant purchases and sales of financial receivables during the period by portfolio segment.  For public entities, the disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  The amendments encourage but do not require comparative disclosures for earlier reporting periods that ended before initial adoption and require comparative disclosures for periods ending after initial adoption.  Management believes that adoption of this update is likely to significantly change the disclosures related to the allowance for loan losses.

In January 2011, the FASB issued ASC Update 2011-1 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This update postponed the effective date to periods ending after June 15, 2011 for certain required disclosures related to troubled debt restructurings that were included in ASC Update 2010-20.

Subsequent Events

In February, FASB issued ASC Update 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements.  This amendment to Subtopic 855-10 requires reporting entities to evaluate subsequent events through the date that the financial statements are issued.  In addition, a reporting entity is not required to disclose the date through which subsequent events have been evaluated.  These amendments are effective for interim or annual periods ending after June 15, 2010.  This update did not have a material effect on the Company's financial statements.

Fair Value Measurements

In January 2010, FASB issued ASC Update 2010-06 Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements.  This amendment to Subtopic 820-10 requires separate disclosures of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and descriptions of the reasons for the transfers.  In addition, the reporting entity should present separately information about purchases, sales, issuances, and settlements on activity in Level 3 fair value measurements. This update also clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques as well as includes conforming amendments to the guidance on employers' disclosures about post-retirement benefit plan assets.  The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Management does not expect that adoption of this update will materially affect its financial statements.

Technical Corrections

                 In January 2010, FASB issued ASC Update No. 2010-04 Accounting for Various Topics Technical Corrections to SEC Paragraphs.  This update provided technical correction on various accounting topics including, but not limited to, subsequent events, push down accounting, goodwill, and others.  In February 2010, FASB issued ASC Update No. 2010-08, which was another technical correction to various accounting topics.  Topics addressed in this update included, but are not limited to, amendments to master glossary, statement of cash flows, debt and equity securities, equity method investments, goodwill, income taxes, derivatives and others.  These two updates did not have a material impact on the Company's financial statements.

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

Overall, the Company improved net interest margins to above 4% in 2009 and 2010 after maintaining steady net interest margins in the range of 3.7% to 4.0% from December 2005 to December 2008.  Margins steadily improved in 2009 to 4.2% for the first time in over five years and held at 4.28% for the year ended December 31, 2010.  Margin improvement is a result of the Company's ability to keep interest earning asset yields declining at a pace slower than the decline of interest bearing liabilities.  The Company's overall fairly neutral interest rate risk position is evidenced by comparison of the range of federal funds rate compared to range of the Company's net yield on average earning assets.  From 2005 to 2010, the average quarterly federal funds rate fluctuated between 0.00% and 5.25% while the Company's average quarterly net yield range for the same period is 3.59% to 4.41%.  The Company's quarterly net interest margin was 4.34%, 4.30%, 4.18% and 4.26% for the four calendar quarters of 2010.

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

The following condensed gap report provides an analysis of interest rate sensitivity of earning assets and costing liabilities in a flat rate environment:

CONDENSED GAP REPORT
CURRENT BALANCES
DECEMBER 31, 2010

	One	Three	Six	12	Two	Three	Five	More than Five	Non-
	Month	Months	Months	Months	Years	Years	Years	Years	Sensitive
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Total

Assets:

Total Cash and Due
From Banks	$-	$-	$-	$-	$-	$-	$-	$-	$21,899	$21,899
Total Investments	5,136	8,847	8,806	19,292	33,714	30,437	48,272	137,332	2,987	294,823

Total Fed Funds Sold	18,063	-	-	-	-	-	-	-	-	18,063
Total Net Loans	120,208	39,821	45,949	71,745	130,285	87,591	52,051	-	(7,975)	539,675

Total Other Assets										99,918
Total Assets	$143,407	$48,668	$54,755	$91,037	$163,999	$118,028	$100,323	$137,332	$16,911	$974,378

Liabilities:

Total Demand	$-	$-	$-	$10,040	$5,020	$5,020	$-	$80,050	$-	$100,130
Total Savings	67,698	-	-	-	26,169	26,169	69,242	133,801	-	323,079
Total Time	37,423	89,940	79,020	112,696	39,840	5,514	4,131	72	-	368,636
Total Deposits	105,121	89,940	79,020	122,736	71,029	36,703	73,373	213,923	-	791,845

Total Borrowings	33,204	14,226	489	5,653	8,834	6,669	2,493	16,000	-	87,568
Other Liabilities									5,686	5,686
Total Other Liabilities	33,204	14,226	489	5,653	8,834	6,669	2,493	16,000	5,686	93,254
Total Liabilities	138,325	104,166	79,509	128,389	79,863	43,372	75,866	229,923	5,686	885,099

Total Equity	-	-	-	-	-	-	-	-	89,279	89,279

Total Liabilities/Equity	$138,325	$104,166	$79,509	$128,389	$79,863	$43,372	$75,866	$229,923	$94,965	$974,378

Period Gap	(85,980)	(55,498)	(24,754)	(37,352)	84,136	74,656	24,457	(92,591)	11,225	-
Cumulative Gap	5,089	(50,409)	(75,163)	(112,515)	(28,379)	46,277	70,734	(21,857)	(10,632)	(10,632)
RSA/RSL	37.84%	46.72%	68.87%	70.91%	205.35%	272.13%	132.24%	23.00%	17.81%	0.00%

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

The Company's interest rate risk position was liability sensitive at year-end 2010.  Therefore, net interest margins would be diluted slightly by increases in rates over the next 12 months under a normal interest rate environment.  As of December 2010, federal funds rates continue at the historical low range of 0.00% - 0.25%.  Federal funds rates at this level do not have the capacity to decrease even 100 basis points.  Therefore, in the interest rate risk models, the rates on federal funds and prime hit a floor of zero and 3.0%, respectively.  The prime rate floor of 3% assumes that the normal spread between federal funds rates and prime is maintained and remains fixed at 300 basis points.   While prime rate in the model reaches a floor of 3%, the Bank's variable rate loan pricing carries an average floor of 5.5%.  As rates in the model are shocked, loans will decrease only until the floor position is reached while some liabilities continue to reprice downward.  However, the variance between the flat rate scenario and the down rate shocks are negative as the current pricing of liabilities is historically low and has little room to trend downward beyond its current position.  With federal funds rates currently at 0.00% to 0.25%, the down 100 basis points and down 200 basis point scenarios are the most unlikely scenarios.  Scenarios for exposure in the up 100 basis points and up 200 basis points are considered more realistic.  These scenarios also indicate a negative variance because the upward scenarios indicate that deposits will reprice faster than loans and investments, especially given that most of the loans are currently at a floor and will require a more than 200-basis point increase in federal funds rates and prime rate before loan floors will increase.

The Company's exposure to interest rate risk is well within established policy limits as presented in the following table (dollars in thousands):

Net Interest Income at Risk*
December 31, 2010

Tier 1 Capital                              $85,695

	Projected 12 Month Exposure
	Rate					POLICY
	Moves In	Current	Possible		% of Net Int	% of Net Int
Net Interest Income Levels	Basis Pts	Position	Scenarios	Variance	Income	Income
Declining 2	(200)	$33,110	$30,635	$(2,475)	-7.5%	-20.0%
Declining 1	(100)	33,110	32,922	(188)	-0.6%	-10.0%
Most Likely-Base	-	33,110	33,110	-	-%	-%
Rising 1	100	33,110	32,227	(883)	-2.7%	-10.0%
Rising 2	200	33,110	31,336	(1,774)	-5.4%	-25.0%

____________________________

*              Net interest income assumes that interest rates would change immediately within the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control system is designed to provide reasonable assurance to management and the Company's Board of Directors regarding the preparation and fair presentation of the Company's annual financial statements in accordance with GAAP.

Inherent limitations exist in the effectiveness of any internal control structure, including the possibility of human error and circumvention of controls.  Accordingly, even effective internal control can only provide reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2010, the Company's internal control over financial reporting was effective.

Alexander Thompson Arnold, PLLC, the Company's independent registered public accounting firm, has audited the Company's consolidated financial statements and issued an attestation report on the Company's internal control over financial reporting. This report appears on page 49 of this Annual Report on Form 10-K.

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
Dyersburg, Tennessee 38024

We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2010.  We also have audited First Citizens Bancshares, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Citizens Bancshares, Inc. and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

First Citizens Bancshares, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, First Citizens Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  ALEXANDER THOMPSON ARNOLD PLLC

Dyersburg, Tennessee

March 1, 2011

Dyersburg, TN	McKenzie, TN
Union City, TN	Milan, TN
Henderson, TN	Murray, KY
Jackson, TN	Paris, TN
Martin, TN	Trenton, TN

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(dollars in thousands)

	December 31, 2010	December 31, 2009
ASSETS

Cash and due from banks	$15,628	$17,402
Federal funds sold	18,063	11,170
Cash and cash equivalents	33,691	28,572
Interest-bearing deposits in other banks	6,271	3,775
Investment securities:
Available-for-sale, stated at market	294,823	249,791
Loans (excluding unearned income of $352 at December 31, 2010
and $434 at December 31, 2009)	547,703	587,398
Less: allowance for loan losses	8,028	8,784
Net loans	539,675	578,614
Loans held-for-sale	2,777	2,741
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	30,268	30,525
Accrued interest receivable	5,215	5,405
Goodwill	11,825	11,825
Other intangible assets	120	204
Other real estate owned	14,734	10,527
Bank owned life insurance policies	21,656	21,116
Other assets	7,639	7,776
TOTAL ASSETS	$974,378	$956,555

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits	$100,130	$100,504
Interest bearing time deposits	368,636	356,442
Interest bearing savings deposits	323,079	295,200
Total deposits	791,845	752,146
Securities sold under agreements to
Repurchase	34,309	36,881
Federal funds purchased and other short
term borrowings	1,000	748
Other borrowings	52,259	75,282
Other liabilities	5,686	7,131
Total liabilities	885,099	872,188

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (cont'd)
DECEMBER 31, 2010 AND 2009
(Dollars in thousands)

	December 31, 2010	December 31, 2009

Equity
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and outstanding
at December 31, 2010 and December 31, 2009	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	68,696	63,448
Accumulated other comprehensive income	1,896	4,256
Total common stock and retained earnings	89,641	86,753
Less-91,767 treasury shares, at cost as of December 31, 2010
and 92,575 treasury shares, at cost as of December 31, 2009	2,417	2,441
Total shareholders' equity	87,224	84,312
Noncontrolling (minority) interest in consolidated subsidiary	2,055	55
Total equity	89,279	84,367

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$974,378	$956,555

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except per share data)

	2010	2009	2008
Interest income
Interest and fees on loans	$36,085	$38,402	$42,357
Interest and dividends on investment securities:
Taxable	6,038	7,029	7,334
Tax-exempt	3,940	3,285	2,329
Dividends	224	231	309
Other interest income	60	64	138
Total interest income	46,347	49,011	52,467

Interest expense
Interest on deposits	8,710	11,729	17,517
Interest on borrowings	2,815	3,428	4,166
Other interest expense	485	655	951
Total interest expense	12,010	15,812	22,634
Net interest income	34,337	33,199	29,833

Provision for loan losses	7,000	7,060	2,858
Net interest income after provision for loan losses	27,337	26,139	26,975

Non-interest income
Mortgage banking income	1,116	1,111	1,139
Income from fiduciary activities	785	806	816
Service charges on deposit accounts	6,923	6,941	7,272
Brokerage fees	1,080	1,317	1,473
Earnings on bank owned life insurance	677	832	833
Loss on sale of foreclosed property	(1,156)	(470)	(284)
Gain on sale of available-for-sale securities	1,884	1,196	436
Income from insurance activities	913	834	940
Other non-interest income	637	546	571
Total non-interest income	12,859	13,113	13,196

Total other-than temporary impairment losses	1,567	1,357	1,810
Portion of loss recognized in other
comprehensive income (before taxes)	(978)	(706)	-
Net impairment losses recognized in earnings	589	651	1,810

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (cont'd)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except per share data)

	2010	2009	2008
Non-interest expense
Salaries and employee benefits	15,417	15,285	16,832
Net occupancy expense	1,759	1,804	1,745
Depreciation	1,792	1,852	1,868
Data processing expense	1,591	1,192	984
Legal and professional fees	441	305	353
Stationary and office supplies	221	254	259
Amortization of intangibles	85	85	85
Advertising and promotions	703	622	711
Premiums for FDIC insurance	1,200	1,671	95
Expenses related to other real estate owned	888	642	435
ATM related fees and expenses	784	483	422
Other non-interest expense	3,829	4,114	4,275
Total non-interest expense	28,710	28,309	28,064

Net income before income taxes	10,897	10,292	10,297
Provision for income tax expense	2,022	1,965	2,768
Net income	$8,875	$8,327	$7,529
Earnings per common share:
Net income	$2.45	$2.30	$2.08

Weighted average shares outstanding	3,626	3,625	3,625

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008
Net income	$8,875	$8,327	$7,529

Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on cash flow hedge	69	44	(14)
Net change in unrealized gains (losses) on available-
for-sale securities	(2,429)	2,687	596
Total other comprehensive income, net of tax	(2,360)	2,731	582

Total comprehensive income	$6,515	$11,058	$8,111

 Related tax effects allocated to each component of other comprehensive income are as follows:

	Before-tax	Tax (Expense)	Net-of-tax
	Amount	or Benefit	Amount

Year ended December 31, 2010:
Unrealized gains (losses) on cash flow hedge	$111	$(42)	$69
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	4,901	(1,878)	(1,630)
Reclassification adjustments for net gains included in net income	(1,295)	496	(799)
Unrealized gains (losses) on available-for-sale securities, net	3,606	(1,382)	(2,429)
Net unrealized gains (losses)	$3,717	$(1,424)	$(2,360)

Year ended December 31, 2009:
Unrealized gains (losses) on cash flow hedge	$71	$(27)	$44
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	4,901	(1,878)	3,023
Reclassification adjustments for net gains included in net income	(545)	209	(336)
Unrealized gains (losses) on available-for-sale securities, net	4,356	(1,669)	2,687
Net unrealized gains (losses)	$4,427	$(1,696)	$2,731

Year ended December 31, 2008:
Unrealized gains (losses) on cash flow hedge	$(23)	$9	$(14)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(408)	156	(252)
Reclassification adjustments for net losses included in net income	1,374	(526)	848
Unrealized gains (losses) on available-for-sale securities, net	966	(370)	596
Net unrealized gains (losses)	$943	$(361)	$582

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except per share data)

					Accum.
					Other		Non-
	Common Stock			Retained	Compre.	Treasury	Controlling
	Shares	Amount	Surplus	Earnings	Income	Stock	Interests	Total
	(#)	($)	($)	($)	($)	($)	($)	($)
Balance January 1, 2008	3,718	$3,718	$15,331	$57,485	$944	$(2,447)	$55	$75,086

Net income, year ended December 31, 2008				7,529				7,529
Cumulative effect for change in accounting
principle (adoption of EITF 06-04)				(1,919)				(1,919)
Adjustment of unrealized gain on
securities available-for-sale, net of tax					596			596
Adjustment of unrealized loss on
cash flow hedge, net of tax					(14)			(14)
Cash dividends paid - $1.16 per share				(4,205)				(4,205)
Treasury stock transitions-net						(10)		(10)
Balance December 31, 2008	3,718	$3,718	$15,331	$58,890	$1,526	$(2,457)	$55	$77,063

Net income, year ended December 31, 2009				8,327				8,327
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					2,686			2,686
Adjustment of unrealized gain (loss) on
cash flow hedge, net of tax					44			44
Cash dividends paid - $1.04 per share				(3,769)				(3,769)
Treasury stock transitions, net						16		16
Balance December 31, 2009	3,718	$3,718	$15,331	$63,448	$4,256	$(2,441)	$55	$84,367

Net income, year ended December 31, 2010				8,875				8,875
Adjustment of unrealized loss on
securities available-for-sale, net of tax					(2,429)			(2,429)
Adjustment of unrealized gain on
cash flow hedge, net of tax					69			69
Cash dividends paid - $1.00 per share				(3,627)				(3,627)
Treasury stock transitions, net						24		24
Sale of subsidiary preferred shares to noncontrolling interest							2,000	2,000
Balance December 31, 2010	3,718	$3,718	$15,331	$68,696	$1,896	$(2,417)	$2,055	$89,279

Note:  See accompanying notes to consolidated financial statements.

 FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008
Operating activities
Net income	$8,875	$8,327	$7,529
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	7,000	7,060	2,858
Provision for depreciation	1,792	1,852	1,868
Provision for amortization of intangibles	85	85	85
Deferred income taxes	65	(789)	(870)
Gains on sale or call of investment securities	(1,884)	(1,196)	(436)
Impairment losses on securities recorded in earnings	589	651	1,810
Net losses on sale or write down of other real estate owned	1,156	470	284
Net increase in loans held-for-sale	(36)	(109)	(445)
Decrease in accrued interest receivable	190	176	983
Increase (decrease) in accrued interest payable	(244)	(980)	148
Increase in cash surrender value of bank-owned life insurance policies	(540)	(489)	(694)
Net (increase) decrease in other assets	375	(5,174)	(296)
Net increase (decrease) in other liabilities	71	(1,500)	2,821
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,494	8,384	15,645

Investing activities
Increase in interest-bearing deposits in other banks	(2,496)	(793)	(2,081)
Proceeds of maturities of held-to-maturity investment securities	-	115	175
Proceeds of paydowns and maturities of available-for-sale
investment securities	69,296	36,943	50,402
Purchases of available-for-sale investment securities	(178,964)	(111,550)	(101,226)
Decrease (increase) in loans - net	23,224	(4,040)	(18,807)
Proceeds from sale of other real estate owned	5,043	2,600	1,396
Purchase of premises and equipment	(1,535)	(631)	(3,306)
NET CASH USED BY INVESTING ACTIVITIES	(23,128)	(36,315)	(42,683)

Financing activities
Net increase in demand deposits and savings accounts	27,505	53,629	32,142
Net increase (decrease) in time deposits	12,194	(36,398)	12,178
Net increase (decrease) in short-term borrowings	(2,320)	3,864	(10,100)
Issuance of other borrowings	10,000	2,000	12,000
Payment of principal on other borrowings	(33,023)	(561)	(1,319)
Cash dividends paid	(3,627)	(3,769)	(4,205)
Treasury stock transactions - net	24	16	(10)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,753	18,781	40,686

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$5,119	$(9,150)	$13,381
Cash and cash equivalents at beginning of year	28,572	37,722	24,341
CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,691	$28,572	$37,722

Supplemental cash flow information:
Interest paid	$12,234	$16,792	$22,782
Income taxes paid	$2,816	$3,788	$2,425

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$11,691	$9,493	$5,440
Transfers from foreclosed other real estate owned to loans	$1,785	$1,940	$400

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of First Citizens Bancshares, Inc., and subsidiaries (the "Company") conform to generally accepted accounting principles ("GAAP").  The significant policies are described as follows:

Basis of Presentation

The Consolidated Financial Statements include all accounts of the Company and its subsidiary, First Citizens National Bank (the "Bank").  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with GAAP for Variable Interest Entities for all periods presented.  These investments are included in Other Assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly-owned subsidiaries, First Citizens Financial Plus, Inc. and First Citizens Investments, Inc., which are consolidated into its financial statements.  The Company's investment in these subsidiaries is reflected on the Company's condensed balance sheet.  See Note 22 for more information.

The Bank has a 50% ownership in two insurance subsidiaries, both of which are accounted for using the equity method.  White and Associates/First Citizens Insurance, LLC is a general insurance agency offering a full line of insurance products. First Citizens/White and Associates Insurance Company's principal activity is credit insurance.  The investment in these subsidiaries is included in Other Assets on the Consolidated Balance Sheets presented in this report and earnings from these subsidiaries are recorded in Other Income on the Consolidated Statements of Income.

The principal activity of First Citizens Investments, Inc. is to acquire and sell investment securities and collect income from the securities portfolio.  First Citizens Holdings, Inc., a wholly owned subsidiary of First Citizens Investments, Inc., acquires and sells certain investment securities, collects income from its portfolio, and owns First Citizens Properties, Inc., a real estate investment trust.  First Citizens Properties, Inc. is a real estate investment trust organized and existing under the laws of the state of Maryland, the principal activity of which is to invest in participation interests in real estate loans made by the Bank and provide the Bank with an alternative vehicle for raising capital.  First Citizens Holdings, Inc. owns 100% of the outstanding common stock and 60% of the outstanding preferred stock of First Citizens Properties, Inc.  Directors, executive officers and certain employees and affiliates of the Bank own approximately 40% of the preferred stock which is reported as Noncontrolling Interest in Consolidated Subsidiary in the Consolidated Financial Statements of the Company.  Net income (loss) attributable to the noncontrolling interest is included in Other Non-Iterest Expense on the Consolidated Statements of Income and is not material for any of the periods presented.

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

Interest-Bearing Deposits in Other Banks

                Interest-bearing deposits in other banks consist of excess balances above the minimum required balance at the Federal Reserve Bank and short-term certificates of deposits held at other banks.  The certificates of deposits at other banks are held in increments of less than $250,000 and, therefore, are covered by FDIC insurance.  Interest income on deposits in banks is reported as Other Interest Income on the Consolidated Statements of Income.

 Securities

Investment securities are classified as follows:

•         Held-to-maturity, which includes those investment securities which the Company has the intent and the ability to hold until maturity;

•         Trading securities, which include those investments that are held for short-term resale; and

•         Available-for-sale, which includes all other investment securities.

Held-to-maturity securities are reflected at cost, adjusted for amortization of premiums and accretion of discounts using methods which approximate the interest method.  Available-for-sale securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases to accumulated other comprehensive income except for other-than-temporary impairment losses that are required to be charged against earnings.  The credit portion of other-than-temporary impairment losses is recorded against earnings and is separately stated on the Consolidated Statements of Income.  Trading securities, where applicable, are carried at fair value, and unrealized gains and losses on these securities are included in net income.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reflected on the Consolidated Balance Sheets at the unpaid principal amount less the allowance for loan losses and unearned interest and fees.  Interest on loans is recorded on an accrual basis unless it meets criteria to be placed on non-accrual status.  The Bank's policy is to not accrue interest or discount on (i) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (ii) any asset for which payment in full of interest or principal is not expected or (iii) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well-secured and in the process of collection. For purposes of applying the 90 days past due test for non-accrual of interest, the date on which an asset reaches non-accrual status is determined by its contractual term.  A debt is deemed well-secured if it is secured by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.  Unpaid interest on loans placed on non-accrual status is reversed from income and further accruals of income are not usually recognized.  Subsequent collections related to impaired loans are usually credited first to principal and then to previously uncollected interest.

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

The allowance consists of specific and general components.  The specific component relates to loans evaluated on an individual basis for impairment.  For each loan evaluated individually that is determined to be impaired, a specific allocation to the allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than the carrying value of that loan.  The general component of the allowance is determined based on loans evaluated on a pooled basis which consist of non-impaired loans and pools of loans with similar characteristics that are not evaluated individually for impairment.

For the year ended December 31, 2010, loans that meet the criteria for individual impairment analysis are those loans or borrowing relationships with current outstanding principal balance greater than or equal to $250,000 at the measurement date and have an internal rating of "Grade 6" or higher (generally characterized as "Substandard" or worse).  Once identified for individual analysis, then a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect scheduled payments of principal or interest when due according to contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of delay, reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or fair value of the collateral if the loan is collateral dependent.  The majority of the Company's impaired loans is secured by real estate and considered collateral-dependent. Therefore, impairment losses are primarily based on the fair value of the underlying collateral (usually real estate).

In the year ended December 31, 2009, the criteria for individual impairment analysis was the same as discussed above except that the threshold was loans or borrowing relationships over $50,000 rather than $250,000.  In 2010, the threshold was raised to $250,000 primarily due to strategic efforts to align credit risk management practices common among banks with $1 billion or more in total assets as the Bank's asset level approaches $1 billion.  Management believes that loans or borrowing relationships in the range of $50,000 to $250,000 can be adequately evaluated on a pooled basis based on loan type and internal risk rating.  The change in methodology did not result in a significant change in the overall allowance for loan losses required to cover probable losses in the portfolio.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors.  Loans are pooled together based on the type of loans and internal risk ratings.  Risk factors for each pool are developed using historical charge-offs for the past three years.  The risk factors are then adjusted based on current conditions of the loan portfolio and lending environment that may result in future losses differing from historical patterns.  Such factors include, but are not limited to:

•         Changes in underlying collateral securing the loans;

•         Changes in lending policies and procedures including changes in underwriting, collection, charge-off and recovery practices;

•         Changes in economic and business conditions that affect the collectability of the portfolio;

•         Changes in the nature and volume of the portfolio;

•         Changes in the experience, ability and depth of lending management and other related staff;

•         Changes in the volume and severity of past due loans, volume of non-accruals, and/or problem loans;

•         Changes in the quality of the Company's loan review system;

•         Existence and effect of any concentration of credit and changes in the level of concentrations; and

•         The effect of other external factors such as competition, legal or regulatory requirements.

The risk factors for loans evaluated collectively are also adjusted based on the level of risk associated with the internal risk ratings of the loans.  Loans rated Grade 1 are considered low risk and have the lowest risk factors applied.  Loans rated Grades 2 and 3 have an average level of risk.  Loans rated Grade 4 and 5 have a marginal level of risk slightly higher than Grades 2 and 3.  Loans rated Grade 6 or higher have above average risk and therefore have higher risk factors applied to that portion of the portfolio.

Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using straight-line and accelerated methods for both financial reporting and income tax purposes.  Expenditures for maintenance and repairs are charged against income as incurred. Cost of major additions and improvements are capitalized and depreciated over the estimated useful life of the addition or improvement.

Other Real Estate Owned

Real estate acquired through foreclosure is separately stated on the Consolidated Balance Sheets as Other Real Estate Owned ("OREO") and recorded at the lower of cost or fair value less cost to sell.  Adjustments made at the date of foreclosure are charged to the allowance for loan losses.  Expenses incurred in connection with ownership, subsequent adjustments to book value, and gains and losses upon disposition are included in other non-interest expenses.  Adjustments to net realizable value subsequent to acquisition are made at least annually if necessary based on appraisal.

Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions, represent the purchase of interests in securities by banking customers and are recorded at the amount of cash received in connection with the transaction. Daily repurchase agreements are settled on the following business day and fixed repurchase agreements have various fixed terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities, generally U.S. government and federal agency securities, and are held in safekeeping by the purchasing financial institution. These transactions are not deposits and, therefore, are not covered by FDIC insurance. Securities sold under agreements to repurchase are reported separately on the Company's Consolidated Balance Sheets and interest expense related to these transactions is reported on the Company's Consolidated Statements of Income as Other Interest Expense.

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

Interest Income and Fees on Loans

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

Fees on loans are generally recognized in earnings at the time of origination as they are generally offset by related expenses also incurred at origination.  Certain fees such as commitment fees are deferred and amortized over the life of the loan using the interest method.

Net Income per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock dividends and stock splits.

Income from Fiduciary Activities

Income from fiduciary activities is recorded on an accrual basis.

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
  Income approach-The income approach uses valuation techniques to convert future amounts such as earnings or cash flows to a single present discounted amount.  The measurement is based on the value indicated by current market expectations about those future amounts.  Such valuation techniques include present value techniques, option-pricing models (such as the Black-Scholes formula or a binomial model), and multi-period excess earnings method (used to measure fair value of certain intangible assets).
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

Assets and liabilities may be measured for fair value on a recurring basis (daily, weekly, monthly or quarterly) or on a non-recurring basis in periods subsequent to initial recognition.  Recurring valuations are measured regularly for investment securities and derivatives (if any).  Loans held for sale, OREO and impaired loans are measured at fair value on a non-recurring basis and do not necessarily result in a change in the amount recorded on the Consolidated Balance Sheets.  Generally, these assets have non-recurring valuations that are the result of application of other accounting pronouncements that require the assets be assessed for impairment or at the lower of cost or fair value.  Fair values of loans held for sale are considered Level 2.  Fair values for OREO and impaired loans are considered Level 3.  See Note 20 for more information.

The Company obtains fair value measurements for securities and derivatives (if any) from a third party vendor.  The Company's cash flow hedge and the majority of the available-for-sale securities are valued using Level 2 inputs.  Collateralized debt obligation securities that are backed by trust preferred securities and account for less than 1% of the available-for-sale securities portfolio are valued using Level 3 inputs.  The fair value measurements reported in Level 2 are primarily matrix pricing that considers observable data (such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors).  Fair value measurements for pooled trust-preferred securities are obtained through the use of valuation models that include unobservable inputs which are considered Level 3.  See additional discussion of valuation techniques and inputs in Note 20.

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

Subsequent Events

                The Company has reviewed subsequent events through March 1, 2011.

NOTE 2 - CASH RESERVES AND INTEREST-BEARING DEPOSITS IN OTHER BANKS

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during both 2010 and 2009 were approximately $500,000.  Amounts above the required minimum balance are reported as Interest-Bearing Deposits in Other Banks on the Consolidated Balance Sheets.  Balances in excess of required reserves held at the Federal Reserve Bank as of December 31, 2010 and 2009 were $5.3 million and $2.8 million, respectively.  Interest-bearing deposits in other banks also include short-term certificates of deposit held in increments that are within FDIC insurance limits and totaled approximately $975,000 and $1 million as of December 31, 2010 and 2009, respectively.

NOTE 3 - INVESTMENT SECURITIES

The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of available-for-sale investment securities for the dates presented (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2010:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$189,280	$3,721	$(1,558)	$191,443
Obligations of states and political subdivisions	99,774	3,073	(397)	102,450
All others	2,698	22	(1,790)	930
Total investment securities	$291,752	$6,816	$(3,745)	$294,823

As of December 31, 2009:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$153,924	$4,774	$(240)	$158,458
Obligations of states and political subdivisions	85,574	3,735	(98)	89,211
All others	3,289	4	(1,171)	2,122
Total investment securities	$242,787	$8,513	$(1,509)	$249,791

There were no securities categorized as trading or held-to-maturity as of December 31, 2010 or 2009.  At December 31, 2010 and 2009, investment securities were pledged to secure government, public and trust deposits as follows (in thousands):

	Amortized Cost	Fair Value
2010	$177,598	$180,943
2009	$143,089	$148,369

The following table summarizes contractual maturities of debt securities available-for-sale as of December 31, 2010 (in thousands):

	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$3,308	$3,371
After one year through five years	9,204	9,675
After five years through ten years	45,366	47,003
After ten years*	233,851	234,729
	$291,729	$294,778
Equity securities	23	45
Total securities	$291,752	$294,823

 _______________

*              This table includes agency mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") based on contractual maturities (primarily in the After ten years category).  However, the remaining lives of such securities are expected to be much shorter because of anticipated payments.

Sales and gains (losses) on sales of available-for-sale securities are presented as follows (in thousands):

	Gross Sales	Gains	Losses	Net
Year Ended December 31,
2010	$62,304	$1,884	$-	$1,884
2009	41,041	1,196	-	1,196
2008	30,497	396	(40)	356	*

_______________

*              For the year ended December 31, 2008, the Company also had realized gain of approximately $80,000 on call of available-for-sale securities totaling $6.1 million.

The following table presents information on securities with gross unrealized losses at December 31, 2010, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months and Over		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$(1,558)	$54,486	$-	$-	$(1,558)	$54,486

Obligations of states and political
Subdivisions	(397)	17,517	-	-	(397)	17,517

Other debt securities	-	-	(1,790)	885	(1,790)	885

Total securities available-for -sale	$(1,955)	$72,003	$(1,790)	$885	$(3,745)	$72,888

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

As of December 31, 2010, the Company had 69 debt securities with unrealized losses.  The Company did not intend to sell any such securities in an unrealized loss position and it was more likely than not that the Company would not be required to sell the debt securities prior to recovery of costs.   Of the 69 debt securities, four were corporate debt securities that had been in an unrealized loss position for greater than 12 months and accounted for approximately half of the unrealized gross losses as of December 31, 2010.  The remaining 65 bonds had been in an unrealized loss position for less than 12 months and consisted of 47 municipal bonds and 18 agency MBSs or CMOs.  The securities in an unrealized loss position as of December 31, 2010 were evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and reviews any applicable industry analysts' reports.  With respect to unrealized losses on municipal and agency securities and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary at December 31, 2010. The unrealized losses on the agency and municipal securities have not been recognized for other-than-temporary impairment.

The Company's four corporate bonds accounted for $1.8 million of the $3.7 million gross unrealized loss as of December 31, 2010.  Three of the four corporate debt securities are pooled collateralized debt obligation securities that are backed by trust-preferred securities ("TRUP CDOs") issued by banks, thrifts and insurance companies.  These three bonds were rated below investment grade (BBB) by Moody's and/or S&P at December 31, 2010.  The fourth bond is a single-issuer corporate debt security.

At December 31, 2010, the one single-issuer corporate debt security carried a gross unrealized loss of approximately $10,000 and had been in an unrealized loss position for more than 12 months.  However the value of the bond has improved in recent months and was called and paid in full in January 2011.  Thus, this bond was not recognized for other-than-temporary impairment.

At December 31, 2010, the three TRUP CDOs had an aggregate book value of $2.3 million and fair market value of approximately $885,000 and each of the three are the mezzanine or "B" class tranches.  One of the three bonds referred to as I-Pretsl IV  has a book value of $1 million and a fair value of approximately $198,000 with the unrealized loss reflected in accumulated other comprehensive income as of December 31, 2010.  This bond had experienced deferrals totaling 11.6% of performing collateral and no defaults as of December 31, 2010.  This bond has not experienced an adverse change in projected cash flows as quarterly testing to date for this bond yielded present value of projected cash flows above book value.  Therefore, no other-than-temporary impairment has been recognized to date on this bond.

The other two TRUP CDOs referred to as Pretsl I and Pretsl X had an aggregate book value of $1.3 million and aggregate fair value of approximately $240,000 as of year end 2010.  These two bonds have been recognized for other-than-temporary impairment because of adverse changes in present value of projected cash flows resulting from multiple deferrals and defaults during 2009 and 2010.  The credit component of other-than-temporary impairment on these two securities reflected in earnings totaled approximately $583,000 and $651,000 for the years ended December 31, 2010 and 2009, respectively.  The gross unrealized loss related to factors other than credit totaled approximately $978,000 and $706,000 that was reflected in accumulated other comprehensive income net of applicable taxes as of December 31, 2010 and 2009, respectively.  The credit component of the unrealized loss was based on the difference between the book value of the security and the present value of projected cash flows at December 31, 2010 and 2009.  As of December 31, 2010, Pretsl I had deferrals and defaults totaling 36.2% of performing collateral and Pretsl X had deferrals and defaults totaling 45.5% of performing collateral.  In addition, these two securities were on non-accrual status as of December 31, 2010.

The following table provides additional information regarding the Company's three investments in TRUP CDOs as of December 31, 2010:

Description	Class	Actual Over Collateral Ratio(1)	Required Over Collateral Ratio(2)	Actual Over (Under)
Pretsl I	Mezzanine	77.1%	N/A(3)	N/A
Pretsl X	B-2	60.0%	N/A(3)	N/A
I-Pretsl IV	B-1	102.9%	106.0%	-3.1%

_________________

(1)     The Over Collateral ("OC") Ratio reflects the ratio of performing collateral to a given class of notes and is calculated by dividing the performing collateral by the sum of the current balance of a given class of notes plus all senior classes.

(2)     The Required OC Ratio for a particular class of bonds reflects the required overcollateralization ratio such that cash distributions may be made to lower classes of bonds.  If the OC Ratio is less than the Required OC ratio, cash is diverted from the lower classes of bonds to the senior bond classes.  For example, if the OC Ratio for Class B is lower than the Class B Required OC Ratio in the transaction, all cash payments will be diverted to the Class B and Class A bonds until such time that he OC Ratio exceeds the Required OC Ratio.  The lower class bonds will capitalize interest or pay-in-kind ("PIK").

(3)     The Required OC Ratio is not applicable in this case, as interest on these bonds for the applicable tranche is capitalized to the bond or PIK. The Company does not recognize PIK interest for book purposes and has these bonds on non-accrual status.

Security-specific collateral is used in the assumptions to project cash flows each quarter.  Issuers in default are assumed at zero recovery.  Issuers in deferral are assumed at a 15% recovery beginning two years from deferral date.  Forward interest rates are used to project future principal and interest payments allowing the model to indicate impact of over- or under-collateralization for each transaction.  Higher interest rates generally increase credit stress on undercollateralized transactions by reducing excess interest (calculated as the difference between interest received from underlying collateral and interest paid on the bonds).  The discount rate is based on the original discount margin calculated at the time of purchase based on the purchase price.  The original discount margin is then added to the three-month LIBOR to determine the discount rate.  The discount rate is then used to calculate the present value for the then-current quarter's projected cash flows.  If the present value of the then-current quarter's projected cash flows is less than the prior quarter or less than the then-current book value of the security, that difference is recorded against earnings as the credit component of other-than-temporary impairment.

The Company's equity securities consist primarily of Fannie Mae and Freddie Mac perpetual preferred stock. These equity securities incurred $1.8 million in impairment losses for the year ended December 31, 2008 that was caused when the Federal Housing Finance Agency placed both Fannie Mae and Freddie Mac under conservatorship in the third quarter of 2008.  No impairment charges were recognized on these securities in 2009 and approximately $6,000 in other-than-temporary impairment losses were recognized in 2010.

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities (in thousands):

	Year ended	Year ended
	December 31, 2010	December 31, 2009

Balance of credit losses on available-for-sale securities	$-	$-
Additions for credit losses for which an OTTI loss was not previously recognized	-	651
Additions for credit losses for which an OTTI loss was previously recognized	589	-
Balance of credit losses on available-for-sale securities	$589	$651

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 20.

GAAP has established accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. These standards require that derivatives be reported either as assets or liabilities on the Consolidated Balance Sheets and be reflected at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation.   The Company had one derivative transaction, which was a $1.5 million interest rate swap that was purchased in June 2000 and matured in September 2010.  Because a Federal Home Loan Bank ("FHLB") Variable LIBOR Borrowing was designated as the hedged item, the Company effectively fixed the cost of this liability.  As a floating rate liability was hedged, there were no significant fluctuations in its market value but there were fluctuations in the cash flows.  Therefore, the swap was designated as a cash flow hedge, hedging the "benchmark interest rate."   The market value gain or loss of the swap was adjusted through other comprehensive income.  The purpose of the transaction was to reduce exposure to interest rate risk.

The value of the derivative was a liability of approximately $111,000 as of December 31, 2009 and it matured in September 2010.  Accumulated other comprehensive income related to the cash flow hedge totaled approximately negative $69,000 as of December 31, 2009.  The Company had no derivative transactions as of December 31, 2010.  There were no reclassification adjustments to other comprehensive income for gains or losses related to the cash flow hedge for any of the periods presented in the Consolidated Financial Statements.

NOTE 4 - LOANS

                Performing and non-performing loans by category were as follows as of December 31, 2010 and 2009 (in thousands):

		Non-
	Performing	Performing	Total
December 31, 2010:
Commercial, financial and agricultural	$65,428	$869	$66,297
Real estate - construction	48,259	889	49,148
Real estate - mortgage	391,270	3,986	395,256
Installment loans to individuals	31,334	259	31,593
All other loans	5,278	131	5,409
Total	$541,569	$6,134	$547,703

December 31, 2009:
Commercial, financial and agricultural	$70,934	$367	$71,301
Real estate - construction	63,771	2,643	66,414
Real estate - mortgage	401,471	5,587	407,058
Installment loans to individuals	33,978	93	34,071
All other loans	8,176	378	8,554
Total	$578,330	$9,068	$587,398

_________________

*Non-Performing loans consist of loans that are on non-accrual status and loans 90 days past due and still accruing interest.

                An aging analysis of loans outstanding by category as of December 31, 2010 and 2009 was as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
As of December 31, 2010:
Commercial, financial and agricultural	$405	$167	$716	$1,288	$65,009	$66,297	$500
Real estate - construction	368	117	35	520	48,628	49,148	35
Real estate - mortgage	1,093	349	2,238	3,680	391,576	395,256	1,441
Installment loans to individuals	210	81	13	304	31,289	31,593	10
All other loans	-	-	-	-	5,409	5,409	-
Total	$2,076	$714	$3,002	$5,792	$541,911	$547,703	$1,986

As of December 31, 2009:
Commercial, financial and agricultural	$416	$87	$207	$710	$70,591	$71,301	$106
Real estate - construction	1,076	375	1,472	2,923	63,491	66,414	1,472
Real estate - mortgage	3,018	1,023	4,599	8,640	398,418	407,058	3,660
Installment loans to individuals	256	117	78	451	33,620	34,071	29
All other loans	-		282	282	8,272	8,554	-
Total	$4,766	$1,602	$6,638	$13,006	$574,392	$587,398	$5,267

                Loans on non-accrual status as of December 31, 2010 and 2009 by category were as follows (in thousands):

	2010	2009
Commercial, financial and agricultural	$369	$261
Real estate - construction	854	1,171
Real estate - mortgage	2,545	1,927
Installment loans to individuals	249	64
All other loans	131	378
Total	$4,148	$3,801

                Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans internally rated Grade 1 to Grade 4 are considered "Pass" grade loans with low to average level of risk of credit losses.  Loans rated Grade 5 are considered "Special Mention" and generally have one or more circumstances that require additional monitoring but do not necessarily indicate a higher level of probable credit losses.  Loans rated Grade 6 or higher are loans with circumstances that generally indicate an above average level of risk for credit losses.  Loans by internal risk rating by category as of December 31, 2010 and 2009 were as follows (in thousands):

	Grades 1-4	Grade 5	Grades 6-8	Total
December 31, 2010:
Commercial, financial and agricultural	$64,297	$71	$1,929	$66,297
Real estate - construction	45,931	820	2,397	49,148
Real estate - mortgage	373,025	4,912	17,319	395,256
Installment loans to individuals	31,136	14	443	31,593
All other loans	5,278	-	131	5,409
Total	$519,667	$5,817	$22,219	$547,703

December 31, 2009:
Commercial, financial and agricultural	$69,500	$288	$1,513	$71,301
Real estate - construction	61,166	1,445	3,803	66,414
Real estate - mortgage	386,604	6,949	13,505	407,058
Installment loans to individuals	33,790	12	269	34,071
All other loans	7,578	506	470	8,554
Total	$558,638	$9,200	$19,560	$587,398

Information regarding the Company's impaired loans for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010:
With no specific allocation recorded:
Commercial, financial and agricultural	$-	$-	N/A	$234	$-
Real estate - construction	841	841	N/A	1,799	34
Real estate - mortgage	2,846	2,846	N/A	3,642	206
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$500	$500	$50	$436	$20
Real estate - construction	742	742	375	4,743	-
Real estate - mortgage	4,210	4,210	853	7,058	96
Installment loans to individuals	200	200	37	185	-
All other loans	-	-	-	265	-
Total:
Commercial, financial and agricultural	$500	$500	$50	$670	$20
Real estate - construction	1,583	1,583	375	6,542	34
Real estate - mortgage	7,056	7,056	853	10,700	302
Installment loans to individuals	200	200	37	185	-
All other loans	-	-	-	265	-

December 31, 2009:
Commercial, financial and agricultural	$158	$158	N/A	$239	$-
Real estate - construction	647	647	N/A	634	-
Real estate - mortgage	776	776	N/A	1,201	-
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$342	$342	$150	$399	$18
Real estate - construction	1,543	1,543	300	3,452	59
Real estate - mortgage	7,284	7,284	983	8,900	364
Installment loans to individuals	232	232	163	120	5
All other loans	472	472	100	153	5
Total:
Commercial, financial and agricultural	$500	$500	$150	$638	$18
Real estate - construction	2,190	2,190	300	4,086	59
Real estate - mortgage	8,060	8,060	983	10,101	364
Installment loans to individuals	232	232	163	120	5
All other loans	472	472	100	153	5

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The following table presents the breakdown of the allowance for loan losses by category and the percentage of each category in the loan portfolio to total loans at December 31 for the years indicated (dollars in thousands):

	2010		2009		2008		2007		2006
	Amount	% to Total Loans	Amount	% to Total Loans	Amount	% to Total Loans	Amount	% to Total Loans	Amount	% to Total Loans
Commercial, financial and agricultural	$944	12.10%	$959	12.14%	$864	13.46%	$750	13.77%	$736	14.58%
Real estate - construction	1,295	8.97%	1,148	11.31%	1,399	16.31%	1,340	18.25%	1,316	15.71%
Real estate - mortgage	5,299	72.17%	5,811	69.30%	4,537	62.96%	3,747	60.49%	3,676	62.10%
Installment loans to individuals	462	5.77%	694	5.80%	431	6.07%	459	6.35%	451	6.70%
All other loans	28	0.99%	172	1.46%	69	1.20%	32	1.14%	32	0.91%
Total	$8,028	100.0%	$8,784	100.0%	$7,300	100.0%	$6,328	100.0%	$6,211	100.0%

An analysis of the allowance for loan losses during the years ended December 31 is as follows (in thousands):

	2010	2009	2008
Balance - beginning of year	$8,784	$7,300	$6,328
Provision for loan losses	7,000	7,060	2,858
Loans charged to allowance	(8,187)	(5,951)	(2,274)
Recovery of loans previously charged off	431	375	388
Net charge-offs	(7,756)	(5,576)	(1,886)
Balance - end of year	$8,028	$8,784	$7,300

                The allowance for loan losses is comprised of allocations for loans evaluated individually and loans evaluated collectively for impairment.  The allocations of the allowance for loan losses for outstanding loans by category evaluated individually and collectively were as follows as of December 31, 2010 (in thousands):

	Evaluated	Evaluated
	Individually	Collectively	Total
Allowance for loan losses
Commercial, financial and agricultural	$50	$894	$944
Real estate - construction	375	920	1,295
Real estate - mortgage	853	4,446	5,299
Installment loans to individuals	37	425	462
All other loans	-	28	28
Total	$1,315	$6,713	$8,028

Loans
Commercial, financial and agricultural	$500	$65,797	$66,297
Real estate - construction	1,583	47,565	49,148
Real estate - mortgage	7,056	388,200	395,256
Installment loans to individuals	200	31,393	31,593
All other loans	-	5,409	5,409
Total	$9,339	$538,364	$547,703

NOTE 6 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  There were no such losses for any of the years ended December 31, 2010, 2009 or 2008.  There has been no material difference between cost and fair market values of loans held for sale for any of the periods presented.

Servicing rights are not retained on any mortgage loans held for sale.  Mortgage banking income included in non-interest income was $1.1 million for each of the years ended December 31, 2010, 2009 and 2008.

NOTE 7 - PREMISES AND EQUIPMENT

The fixed assets used in the ordinary course of business are summarized as follows (in thousands):

	Useful Lives
	in Years	2010	2009
Land		$8,479	$8,479
Buildings	5 to 50	28,444	28,040
Furniture and equipment	3 to 20	14,264	13,134
		51,187	49,653
Less: Accumulated depreciation		20,919	19,128
Net fixed assets		$30,268	$30,525

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized but tested at least annually for impairment.  No impairment charges were recorded for any periods presented in the Consolidated Financial Statements and Notes and no impairment charges have been recorded since December 31, 2010.  There was no activity in goodwill during the years ended December 31, 2010, 2009 and 2008.  Total goodwill as of December 31, 2010 was $11.8 million or 1.21% of total assets and 13.56% of total capital.

Other identifiable intangibles consisted of core deposit intangibles being amortized over a ten-year period as follows (in thousands):

	2010	2009

Core deposit intangible	$845	$845
Accumulated amortization	(725)	(641)
Net core deposit intangible	$120	$204

Amortization expense was approximately $84,500 per year for 2010, 2009 and 2008.  Amortization expense is estimated to be approximately $85,000 in 2011 and approximately $35,000 in 2012.

NOTE 9 - OTHER REAL ESTATE OWNED

              The carrying value of foreclosed real estate on the Consolidated Balance Sheets was $14.7 million as of December 31, 2010 and $10.5 million as of December 31, 2009.  The value of OREO is based on the lower of cost or fair value less cost to sell.   Fair value is based on independent appraisals for significant properties and may be adjusted by management as discussed in Note 20.

NOTE 10 - BANK-OWNED LIFE INSURANCE AND IMPUTED INCOME TAX REIMBURSEMENT AGREEMENTS

The Bank has a significant investment in bank-owned life insurance policies ("BOLI") and provides the associated fringe benefit to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $21.7 million and $21.1 million as of December 31, 2010 and 2009, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $677,000, $832,000 and $833,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company adopted guidance in ASC 715-60 effective January 1, 2008.  The cumulative effective adjustment to retained earnings for change in accounting principle was recorded January 1, 2008 in the amount of $1.9 million to accrue the post-retirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is reflected in Salaries and Employee Benefits on the Consolidated Statements of Income and was approximately $175,000, $164,000 and $265,000 for the years ended December 31, 2010, 2009 and 2008, respectively.   The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.4 million and $2.3 million as of December 31, 2010 and 2009, respectively.

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

Net other post-retirement benefits expense for Imputed Income Tax Reimbursement Agreements is included in Salaries and Employee Benefits on the Consolidated Statements of Income as follows (in thousands):

	2010	2009
Service cost	$ -	$ -
Interest cost	25	25
Net other post-retirement benefits expense	$ 25	$ 25

The accumulated post-retirement defined benefit obligation for Imputed Income Tax Reimbursement Agreements is included in Other Liabilities on the Consolidated Balance Sheet as follows (in thousands):

Accumulated other post-retirement benefit obligation:	2010	2009
Beginning balance	$382	$371
Service cost	-	-
Interest cost	25	25
Benefit payments	(15)	(14)
Ending balance	$392	$382

The accumulated post-retirement benefit obligation was included in Other Liabilities as of December 31, 2010 and 2009 and was equal to the funded status of the plan as of each applicable year-end as there were no related assets recognized on the Consolidated Balance Sheet for the Imputed Income Tax Reimbursement Agreements.

NOTE 11 - DEPOSITS

Included in deposits shown on the Consolidated Balance Sheets are the following time and savings deposits in denominations of $100,000 to $250,000 and greater than $250,000 (in thousands):

	2010	2009
Time Deposits
Greater than $100,000 but less than $250,000	$103,518	$93,308
Greater than $250,000	110,159	96,310

Savings Deposits
Greater than $100,000 but less than $250,000	$69,064	$57,210
Greater than $250,000	141,600	124,990

NOW accounts, included in savings deposits on the Consolidated Balance Sheets, totaled $59.8 million as of December 31, 2010 and $62.1 million at December 31, 2009.  Demand deposit balances reclassified as loans consisted of overdrafts totaling approximately $423,000 and $296,000 as of December 31, 2010 and 2009, respectively.

Time deposits maturing in years subsequent to December 31, 2010, were as follows (in thousands):

On or before December 31, 2011	$318,867
On or during year ended December 31, 2012	40,235
On or during year ended December 31, 2013	5,484
On or during year ended December 31, 2014	1,492
During or after year ended December 31, 2015	2,558
$368,636

NOTE 12 - FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

The Bank has three sources of short-term borrowings, which consist of cash management advances from the FHLB, Treasury, Tax and Loan ("TT&L") option note, and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

Cash management advances from FHLB are secured by one-to-four family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  See Note 13 for more information about maximum borrowing capacity with FHLB.  There were no short-term borrowings outstanding against this line as of December 31, 2010 or 2009.

The Bank is an Option B bank in regards to TT&L and up to $1 million in TT&L payments collected can be retained as a short-term option note.  This option note is callable upon demand by the TT&L.  The balance of this line was $1 million and approximately $748,000 as of December 31, 2010 and 2009, respectively.

The Bank has federal fund lines of credit available with four correspondent banks totaling $54.5 million.  There were no federal funds purchased as of December 31, 2010 or 2009.

The following tabular analysis presents short-term borrowing year-end balance, maximum month-end balance, annual average and weighted average interest rates for 2010, 2009 and 2008:

	2010	2009	2008
Amount outstanding at end of year	$1,000	$748	$1,000
Weighted average interest rate at end of year	0.00%	0.00%	0.00%
Maximum outstanding at any month end	$666	$1,000	$48,500
Average outstanding during year	$1,029	$1,029	$20,679
Weighted average interest rate during year	0.00%	0.00%	2.70%

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

The Bank had secured advances from the FHLB totaling $41.9 million as of December 31, 2010 and $65.0 million as of December 31, 2009.  FHLB borrowings are comprised primarily of advances with principal due at call date or maturity date with fixed interest rates ranging from 1.15% to 5.33%.  Most of these FHLB borrowings have quarterly call features and maturities range from 2011 to 2019.  Most of the advances with call features when called offer the option to pay off the advance without penalty or to have the advance reprice at a variable rate tied to the 90-day LIBOR.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  The Bank has one LIBOR based variable rate advance totaling $2.5 million with a rate of 0.31% as of December 31, 2010.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that total $1.4 million as of year end 2010 and $2.0 million as of year end 2009.  These smaller balance advances have rates ranging from 3.34% to 7.05% and maturities range from 2011 to 2019.  Obligations are secured by loans totaling $372 million consisting of the Bank's entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of $60.6 million as of December 31, 2010.

Annual average volume, rates and maturities of other borrowings for 2010 and 2009 were as follows (dollars in thousands):

	Average	Average	Average
	Volume	Interest Rate	Maturity
2010
First Citizens Bancshares, Inc.	$10,310	2.14%	26 years
First Citizens National Bank	60,902	4.26%	3 years

2009
First Citizens Bancshares, Inc.	$10,310	279%	27 years
First Citizens National Bank	65,072	4.82%	2 years

Maturities of principal of other borrowings for the following five years are as shown (in thousands):

2011	$9,963
2012	3,316
2013	10,165
2014	2,105
2015	2,083
Thereafter	24,627
$52,259

 NOTE 14 - INCOME TAXES

 Provision for income taxes was comprised of the following for the years shown (in thousands):

	2010	2009	2008
Income tax expense (benefit):
Current	$1,957	$2,754	$3,638
Deferred	65	(789)	(870)
State income tax expense (benefit of operating loss carryforwards)	(164)	41	(260)
Change in valuation allowance	164	(41)	260
	$2,022	$1,965	$2,768

Effective tax rates differed from federal statutory rate of 34% applied to income before income taxes as a result of the following (in thousands):

	2010	2009	2008
Tax expenses at statutory rate	$3,705	$3,499	$3,501
(Decrease) increase resulting from:
Tax exempt interest income	(1,340)	(1,207)	(858)
Net earnings on bank-owned life insurance	(171)	(193)	(162)
ESOP dividend	(261)	(265)	(295)
Impairment loss on equity securities	-	-	615
Other items	89	131	(33)
	$2,022	$1,965	$2,768

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefit of these deductible differences.  However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.   Deferred tax assets and liabilities were comprised of the following as of December 31 for the years indicated (in thousands):

	2010	2009	2008
Deferred tax assets:
Allowance for loan losses	$2,714	$2,987	$2,482
Impairment loss on equity securities	618	615	615
Impairment loss on debt securities	419	221	-
Net unrealized loss on cash flow hedge	-	43	70
Deferred loan fees	94	111	108
State income tax benefit for net operating loss carryforwards	1,559	1,395	1,436
Imputed income tax reimbursement plan	133	130	43
Unrealized loss on other real estate owned	498	119	-
Other	41	73	-
Total deferred tax assets	6,076	5,694	4,754

Deferred tax liabilities:
Depreciation	(2,240)	(2,046)	(1,757)
FHLB stock dividends	(742)	(748)	(748)
Net unrealized gain on available-for-sale
debt securities	(1,177)	(2,684)	(1,016)
Prepaid expenses	(121)	(113)	(111)
Other	-	-	(72)
Total deferred tax liabilities	(4,280)	(5,591)	(3,704)

Valuation allowance for state income tax benefit	(1,559)	(1,395)	(1,436)

Net deferred tax assets (liabilities)	$237	$(1,292)	$(386)

At year-end 2010, the Company had a net operating loss carryforward for state tax purposes of $3.2 million expiring in 2020, $6.2 million expiring in 2021, $7.9 million expiring in 2022, $4.0 million expiring in 2023 and an estimated $2.5 million expiring in 2025.  As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits.  The Company's policy is to recognize penalties and interest on unrecognized tax benefits in Provision for Income Tax Expense in the Consolidated Statements of Income.  There were no amounts related to interest and penalties recognized for each of the years ended December 31, 2010, 2009 and 2008.  The tax years subject to examination by federal and state taxing authorities are the years ended December 31, 2010, 2009, 2008 and 2007.

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

As of December 31, 2010, the most recent notification from the Bank's primary regulatory authorities categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since notification that management believes have changed the institution's category.

The Company's and the Bank's actual and minimum capital amounts and ratios are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total capital to risk
weighted assets:
First Citizens Bancshares, Inc.	$93,301	15.4%	$48,563	8.0%	N/A	10.0%
First Citizens National Bank	92,643	15.3%	48,568	8.0%	$60,710	10.0%

Tier I capital to risk
weighted assets:
First Citizens Bancshares, Inc.	85,695	14.1%	24,293	4.0%	N/A	6.0%
First Citizens National Bank	85,080	14.0%	24,291	4.0%	36,437	6.0%

Tier I capital to
average assets:
First Citizens Bancshares, Inc.	85,695	8.9%	38,385	4.0%	N/A	5.0%
First Citizens National Bank	85,080	8.9%	38,368	4.0%	47,959	5.0%

December 31, 2009:
Total capital to risk
weighted assets:
First Citizens Bancshares, Inc.	$86,307	13.6%	$50,956	8.0%	N/A	10.0%
First Citizens National Bank	85,811	13.5%	50,926	8.0%	$63,658	10.0%

Tier I capital to risk
weighted assets:
First Citizens Bancshares, Inc.	78,336	12.3%	25,475	4.0%	N/A	6.0%
First Citizens National Bank	77,897	12.2%	25,457	4.0%	38,185	6.0%

Tier I capital to
average assets:
First Citizens Bancshares, Inc.	78,336	8.3%	37,662	4.0%	N/A	5.0%
First Citizens National Bank	77,897	8.3%	37,677	4.0%	47,096	5.0%

NOTE 16 - CAPITAL

The Company is subject to capital adequacy requirements imposed by the Federal Reserve.  In addition, the Bank is restricted by the Office of the Comptroller of the Currency from paying dividends in an amount in excess of the net earnings of the current year plus retained profits of the preceding two years.  As of December 31, 2010, $11.2 million of retained earnings were available for future dividends from the Bank to the Company.

Accumulated Other Comprehensive Income as of December 31, 2010 and 2009 was as follows (in thousands):

	December 31, 2010	December 31, 2009
Unrealized loss on cash flow hedge, net of tax	$-	$(69)
Unrealized gains on available-for-sale securities
without other-than-temporary impairment, net of tax	2,501	4,791
Unrealized losses on available-for-sale securities with
other-than-temporary impairment, net of tax	(605)	(466)
Total accumulated other comprehensive income	$1,896	$4,256

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

Activity in loans to executive officers, directors and their affiliates was as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Balance at beginning of period	$10,575	$16,076	$17,247
New loans	4,569	6,369	10,665
Repayments	(3,499)	(11,870)	(11,836)
Balance at end of period	$11,645	$10,575	$16,076

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

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business.  These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.  Balances of executive officers and directors on deposit as of December 31, 2010 and 2009 were $14.8 million and $17.5 million, respectively.

The Bank has invested in the construction of new branches and the operations center over the past three years.  Contracts for construction and/or renovation of branch facilities, operations center and leasehold improvements for the loan production offices were awarded on a competitive bid basis to a related party.  Contract payments were paid to the related party and totaled approximately $155,000 and less than $60,000 in 2010 and 2009, respectively compared to $1.2 million in 2008.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, including the collateral required, if deemed necessary by the Bank upon extension of credit, and is based on management's credit evaluation of the counter party. At December 31, 2010 and 2009, the Bank had outstanding loan commitments of $78.1 million and $79.8 million, respectively.  As of year-end 2010, variable rate commitments were $52.0 million and fixed rate commitments were $26.1 million. As of year-end 2009, variable rate commitments were $59.4 million and fixed rate commitments were $20.5 million. Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when deemed necessary. At December 31, 2010 and 2009, outstanding standby letters of credit totaled $2.8 million and $4.5 million, respectively.

In the normal course of business, the Bank extends loans, which are subsequently sold to other lenders, including agencies of the U.S. government.  Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan.  At December 31, 2010 and 2009, the Bank had no loans sold with recourse.

The Bank also had an off-balance sheet liability at December 31, 2009 in the form of a $25 million standby letter of credit issued by FHLB on the Bank's behalf.  This letter of credit was used to collateralize public fund deposits in 2009.

NOTE 19 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Bank grants agribusiness, commercial, residential and personal loans to customers throughout a wide area of the mid-southern United States.  A large majority of the Bank's loans, however, are concentrated in the immediate vicinity of the Bank, primarily in West Tennessee.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent upon the agribusiness and industrial economic sectors of that geographic area.

NOTE 20 - FAIR VALUE MEASUREMENTS

 Recurring Basis

The following are descriptions of valuation methodologies used for assets and liabilities measured at fair value on a recurring basis.

Available-for-Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 2% of the portfolio at December 31, 2010 and 2009.

The markets for TRUP CDOs and other similar securities were not active at December 31, 2010 or 2009.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

                The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at December 31, 2010.  Therefore, during 2010 and 2009, a low market price for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given market conditions for TRUP CDOs at December 31, 2009 and 2010 and the relative inactivity in the secondary and new issue markets, the Company determined:

•         Few observable transactions existed and market quotations that were available were not reliable for purposes of determining fair value as of December 31, 2010 and 2009;

•         An income valuation approach technique (present value technique) that maximized the use of relevant observable inputs and minimized the use of unobservable inputs were equally or more representative of fair value   than the market approach valuation technique used at prior measurement dates; and

•         The Company's TRUP CDOs should be classified within Level 3 of the fair value hierarchy because significant adjustments were required to determine fair value at the measurement date.

The Company's TRUP CDO valuations were prepared by an independent third party. The third party's approach to determining fair value involved these steps as of December 31, 2009:

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

The third party's methodology was adjusted slightly in fourth quarter 2010 and the approach to determining fair value as of December 31, 2010 involved these steps:

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

  The expected cash flows for each scenario were discounted using a discount rate that the third party calculates for each bond that represents an estimate of the yield that would be required in today's market for a bond with a similar credit profile as the bond in question; and

  The prices were aggregated and the average price was used for valuation purposes.

The primary difference in the steps used to determine fair value as of December 31, 2009 compared to December 31, 2010 was on how expected cash flows were discounted to determine the present value of the bond.  This change resulted in significantly lower overall fair values as of December 31, 2010 compared to December 31, 2009.

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from 1.3% to 19.8% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

Cash Flow Hedge

The Company's cash flow hedge is valued by a third party vendor and based on matrix pricing using Level 2 inputs as specified in Note 1.  The cash flow hedge matured in September 2010 and the Company held no derivative transactions as of December 31, 2010.

A summary of assets and liabilities as of December 31, 2010 and 2009 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
December 31, 2010:
Financial assets:
Securities available-for-sale	$-	$294,384	$439	$294,823

December 31, 2009:
Financial assets:
Securities available-for-sale	$-	$248,064	$1,727	$249,791
Financial liabilities:
Cash flow hedge	$-	$111	$-	$111

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Available-for-sale securities
Beginning balance	$1,727	$2,342
Total unrealized gains (losses) included in:
Net income	(583)	(651)
Other comprehensive income	(705)	36
Purchases, sales, issuances and settlements, net	-	-
Transfers in and (out) of Level 3	-	-
Ending balance	$439	$1,727

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge in 2010 or 2009.

Other Real Estate Owned

OREO is recorded at the lower of cost or fair value.  Fair value is measured based on independent appraisals and may be discounted by management based on historical experience and knowledge and changes in market conditions from time of valuation.  As such discounts may be significant, these inputs are considered Level 3 in the hierarchy for determining fair value.  Values of OREO are reviewed at least annually or more often if circumstances require more frequent evaluations.

A summary of assets as of December 31, 2010 and 2009 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
December 31, 2010:
Assets:
Impaired loans	$-	$-	$3,687	$3,687
Loans held for sale	-	2,777	-	2,777
Other real estate owned	-	-	14,734	14,734

December 31, 2009:
Assets:
Impaired loans	$-	$-	$10,059	$10,059
Loans held for sale	-	2,741	-	2,741
Other real estate owned	-	-	10,527	10,527

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

Interest-Bearing Deposits in Other Banks

                 Interest bearing deposits in other banks consist of excess balances held at the Federal Reserve Bank and short term certificates of deposits and the carrying amount is assumed to be fair value.

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of December 31, 2010 and 2009 were as follows (in thousands):

		2010			2009
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
Financial assets

Cash and cash equivalents	$33,691		$33,691	$28,572		$28,572
Interest-bearing deposits in other banks	6,271		6,271	3,775		3,775
Investment securities	294,823		294,823	249,791		249,791
Loans	547,703			587,398
Less: allowance for loan losses	(8,028)			(8,784)
Loans, net of allowance	539,675		540,479	578,614		579,465
Loans held for sale	2,777		2,777	2,741		2,741
Accrued interest receivable	5,215		5,215	5,405		5,405
Federal Reserve Bank and Federal
Home Loan Bank Stock	5,684		5,684	5,684		5,684
Other real estate owned	14,734		14,734	10,527		10,527
Bank-owned life insurance	21,656		21,656	21,116		21,116

Financial liabilities

Deposits	$791,845		$793,978	$752,146		$754,452
Short-term borrowings	35,309		35,402	37,629		37,679
Other borrowings	52,259		52,359	75,282		76,307
Other liabilities	5,686		5,686	7,131		7,131

Off-balance sheet arrangements

Commitments to extend credit	$78,107		$78,107	$79,776		$79,776
Standby letters of credit	2,752		2,752	4,534		4,534

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

The Company annually contributes amounts equal to 3% of total eligible compensation to the 401(k) Plan and a discretionary percentage of total eligible compensation to the ESOP.  The discretionary percentage of total eligible compensation for 2010 and 2009 was 2%.  Total eligible compensation for both plans consists of total compensation subject to income tax.  Total eligible compensation includes any salary deferrals made through the 401(k) Plan and Section 125 Cafeteria Plan and is subject to maximum limits set annually by the IRS.  Each participant may also elect to defer up to 75% of his or her pay into the 401(k) Plan, subject to dollar limitations imposed by law.

Employer cash contributions to the 401(k) Plan totaled approximately $364,000 in 2010, $362,000 in 2009, and $339,000 in 2008.  Cash contributions to the ESOP totaled approximately $239,000 in 2010, $243,000 in 2009, and $785,000 in 2008.  Cash contributions to the 401(k) Plan and ESOP are reported in Salaries and Employee Benefits in Non-Interest Expenses on the Consolidated Statements of Income.

The ESOP is a non-leveraged plan and all shares owned by the ESOP were allocated to participants as of December 31, 2009.  As of December 31, 2010, all shares owned by the ESOP were allocated to participants except for 8,691 shares which remained unallocated.  Cash dividends paid by the Company on common stock held by the ESOP are charged to retained earnings.  All shares owned by the ESOP are considered outstanding for earnings per share computations.  In the event a terminated or retired ESOP participant desires to sell his or her shares of Company common stock, or if certain employees elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.  The ESOP owned 779,984 shares of Company common stock with an estimated fair value of $26.5 million as of December 31, 2010 and 754,985 shares of Company common stock with an estimated fair value of $24.2 million as of December 31, 2009.

NOTE 22 - CONDENSED FINANCIAL INFORMATION

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2010 and 2009
(In thousands)

	2010	2009
ASSETS
Cash	$304	$206
Investment in Subsidiaries	97,231	94,493
Other assets	26	0
TOTAL ASSETS	$97,561	$94,699

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Long Term Debt	$10,310	$10,310
Accrued Expenses	25	77
TOTAL LIABILITIES	10,335	10,387

SHAREHOLDERS' EQUITY	87,226	84,312
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$97,561	$94,699

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Income Statements
Years ended December 31, 2010 and 2009
(In Thousands)

	2010	2009
INCOME
Dividends from Bank Subsidiary	$4,050	$4,195
Other Income	7	9
TOTAL INCOME	4,057	4,204

EXPENSES
Interest Expense	221	288
Other Expenses	204	204
TOTAL EXPENSES	425	492

Income Before Income Taxes and Equity in Undistributed
Net Income of Bank Subsidiary	3,632	3,712
Income Tax Benefit	(144)	(164)
	3,776	3,876
Equity in Undistributed Net Income of Bank Subsidiary	5,099	4,451
NET INCOME	$8,875	$8,327

FIRST CITIZENS BANCSHARES, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
Years ended December 31, 2010and 2009
(In Thousands)

	2010	2009
Operating activities
Net income	$8,875	$8,327
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed income of subsidiary	(5,099)	(4,451)
Increase in other assets	(26)	-
Increase (decrease) in other liabilities	(49)	15
Net cash provided by operating activities	$3,698	$3,891

Financing activities
Payment of dividends and payments in lieu of fractional shares	(3,627)	(3,770)
Treasury stock transactions - net	24	16
Net cash used by financing activities	(3,600)	(3,754)

Increase in cash	98	137

Cash at beginning of year	206	69

CASH AT END OF YEAR	$304	$206

NOTE 23 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	EPS	EPS
	Income	Income	Income	Basic	Diluted
(In thousands, except per share data)
2010
First Quarter	$11,872	$8,681	$2,169	$0.60	$0.60
Second Quarter	11,675	8,584	2,021	0.56	0.56
Third Quarter	11,439	8,452	2,234	0.61	0.61
Fourth Quarter	11,361	8,620	2,451	0.68	0.68
Total	$46,347	$34,337	$8,875	$2.45	$2.45

2009
First Quarter	$12,207	$7,609	$1,779	$0.49	$0.49
Second Quarter	12,124	8,069	2,285	0.63	0.63
Third Quarter	12,376	8,631	2,418	0.67	0.67
Fourth Quarter	12,304	8,889	1,845	0.51	0.51
Total	$49,011	$33,198	$8,327	$2.30	$2.30

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in the Company's independent registered public accounting firm for the two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company, under supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation as of the end of the period covered by this Annual Report on Form 10-K, management concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that the Company files with or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management's report and the attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information appearing in the sections entitled "Proposal 1: Election of Directors," "General Information - Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance - Code of Ethics," "General Information - Proposals by Shareholders/Director Selection," "Audit Committee Report" and "Corporate Governance - Committees of the Board of Directors" of the Company's 2011 Proxy Statement is incorporated herein by reference.

Executive Officers

The following information relates to the executive officers of the Company, as of December 31, 2010:

Name	Age	Position, Office and Background
Jeffrey D. Agee	50

Mr. Agee serves as President and CEO of the Bank and the Company. He previously served as Executive Vice President and CFO of the Bank and Vice President and CFO of the Company from August 1999 to June 2004.  Mr. Agee holds a bachelor's degree in accounting from the University of Tennessee and is a graduate of ABA Stonier Graduate School of Banking at Georgetown University and of BAI School of Bank Administration at University of Wisconsin. He is also a Certified Public Accountant and certified through FINRA as holder of a Series 27 Broker's license. He serves as Financial and Operations Principal of First Citizens Financial Plus, Inc. (wholly-owned subsidiary of the Bank) and demonstrates an understanding of SEC rules and regulations, internal controls and financial reporting. He also currently serves on boards of directors of 16 community and professional organizations.

Sherrell Armstrong	48

Mr. Armstrong has served as Executive Vice President of the Company and Executive Vice President and Chief Credit Officer for the Bank since January 1, 2007. Mr. Armstrong previously served as Executive Vice President and Loan Administrator of the Bank from 2003 to 2007. He also served as Senior Vice President of the Bank from 2002 to 2003 as well as a Vice President and Commercial Lender of the Bank from 1997 to 2002. Mr. Armstrong has been employed by the Bank since June 1997.

Laura Beth Butler	35

Ms. Butler has served as Executive Vice President and Chief Financial Officer for the Company and the Bank since April 2009. Ms. Butler previously served as Senior Vice President and Chief Financial Officer from June 2004 to April 2009. Ms. Butler is a Certified Public Accountant and previously served as Senior Audit Manager of the banking practice of a local accounting firm from 2000 to 2004.

Christian Heckler	43

Mr. Heckler was appointed Regional President of the Southwest Region for the Bank in April 2006. He previously served as Community Bank President and Commercial Lender from 2002 to April 2006. Mr. Heckler earned a bachelor's degree in business administration from the University of Tennessee.  He also served as Vice President/Commercial Lending for Renasant Bank from 2000 to 2003 and Vice President/Commercial Lending of Trustmark National Bank from 1998 to 2000.  He has also served on the board of directors for Millington YMCA, advisory board for Covington Heart to Heart and as past Chairman of Covington Heart to Heart Annual Fund Campaign.

Judy Long	55

Ms. Long has served as Executive Vice President and Secretary for the Company and Executive Vice President, Chief Operations Officer and Secretary of the Bank since August 1999. Ms. Long previously served as Senior Vice President, Chief Operations Officer and Secretary from 1997 to 1999, Senior Vice President and Administrative Officer from 1996 to 1997 and Vice President and Loan Operations Manager from 1992 to 1996. Ms. Long has been employed by the Company since July 1974.

Bennett Ragan, Jr.	62

Appointed Regional President-Dyer County of the Company in March 2007 and named Executive Officer of the Company in April 2008.  Mr. Ragan served as Senior Vice President, Green Village Branch Manager and Commercial Lender of the Company from July 2003 to March 2007.

Katie S. Winchester	70

Ms. Winchester serves as Chairman of the Company and the Bank.  She previously served as President of the Company and the Bank from 1992 to 2006 and CEO and Vice Chairman of the Company and the Bank from 1996 to April 2007.  She serves as Chairman of the Tennessee Higher Education Commission and Chairman of Baptist Memorial Health Care Corporation in Memphis, Tennessee. She also serves as Chairman of Dunagan Chair of Banking for the University of Tennessee at Martin.  She served as a Member of Federal Advisory Council for the Federal Reserve Board in Washington, D.C. in 2000, 2001 and 2002.  She is also a member of the boards of directors for Dyersburg State Community College Foundation Board, United Way of Dyer County, Dyer County Adult Education and Tennessee Vocational Rehabilitation (Dyersburg).

ITEM 11.  EXECUTIVE COMPENSATION.

Information appearing in the sections entitled "Compensation Discussion and Analysis," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the Company's 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information appearing in the sections entitled "Certain Relationships and Related Transactions" and "Corporate Governance - Director Independence" of the Company's 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information appearing in the section entitled "Proposal 2: Ratification of Independent Registered Public Accounting Firm" of the Company's 2011 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  Financial Statements.  The following financial statements of the Company are set forth in Item 8 above:

  Reports of Independent Registered Public Accounting Firm;
  Consolidated Balance Sheets as of December 31, 2010 and 2009;
  Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008;
  Consolidated Statements of Changes in Shareholders' Equity and Other Comprehensive Income for the years ended December 31, 2010, 2009 and 2008;
  Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and
  Notes to Consolidated Financial Statements.

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

10.5                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Judy D. Long, dated April 15, 1998 (1)*

10.6                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Ralph E. Henson, dated July 1, 2006 (1)*

10.7                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Stallings Lipford, dated December 28, 2007 (1)*

10.8                      Form of First Citizens National Bank Imputed Income Tax Reimbursement Agreement (1)*

10.9                        Description of the First Citizens Bancshares, Inc. and subsidiaries Incentive Compensation Plan for the year ended December 31, 2010*

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

First Citizens Bancshares, Inc.
(Registrant)

                                    Date: March 15, 2011                               /s/  JEFFREY D. AGEE
                                                                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2011.

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

EXHIBIT INDEX

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

10.5                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Judy D. Long, dated April 15, 1998 (1)*

10.6                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Ralph E. Henson, dated July 1, 2006 (1)*

10.7                      Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Stallings Lipford, dated December 28, 2007 (1)*

10.8                      Form of First Citizens National Bank Imputed Income Tax Reimbursement Agreement (1)*

10.9                        Description of the First Citizens Bancshares, Inc. and subsidiaries Incentive Compensation Plan for the Year Ended December 31, 2010*

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