Form 10-Q
period 2011-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2011-05-09
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number:  0-11709

FIRST CITIZENS BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1180360
(State of Incorporation)	(IRS Employer Id. No.)

P. O. Box 370, One First Citizens Place

Dyersburg, TN  38024

(Address of principal executive offices including zip code)

731-285-4410

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Of the registrant's only class of common stock (no par value), there were 3,624,046 shares outstanding as of April 29, 2011.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(In Thousands)

	March 31, 2011	December 31, 2010
ASSETS	(UNAUDITED)	(1)

Cash and due from banks	$16,342	$15,628
Federal funds sold	11,794	18,063
Cash and cash equivalents	28,136	33,691
Interest-bearing deposits in other banks	30,125	6,271
Investment securities:
Available-for-Sale, stated at market	308,459	294,823
Loans (excluding unearned income of $343 at March 31, 2011
and $352 at December 31, 2010)	547,011	547,703
Less: allowance for loan losses	8,305	8,028
Net loans	538,706	539,675
Loans held-for-sale	2,375	2,777
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	29,922	30,268
Accrued interest receivable	5,044	5,215
Goodwill	11,825	11,825
Other intangible assets	99	120
Other real estate owned	13,205	14,734
Bank owned life insurance policies	21,807	21,656
Other assets	7,232	7,639
TOTAL ASSETS	$1,002,619	$974,378

LIABILITIES AND EQUITY

Non-interest bearing demand deposits	$109,435	$100,130
Interest bearing time deposits	367,365	368,636
Interest bearing savings deposits	346,941	323,079
Total deposits	823,741	791,845
Securities sold under agreements to
repurchase	33,801	34,309
Federal funds purchased and other short
term borrowings	1,000	1,000
Other borrowings	45,636	52,259
Other liabilities	5,594	5,686
Total liabilities	909,772	885,099

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (cont’d)

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(In Thousands)

	March 31, 2011	December 31, 2010
	(UNAUDITED)	(1)
Equity
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at March 31, 2011 and 3,717,593
issued and outstanding at December 31, 2010	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	70,967	68,696
Accumulated other comprehensive income	3,193	1,896
Total common stock and retained earnings	93,209	89,641
Less-91,767 treasury shares, at cost as of March 31, 2011
and 91,767 treasury shares, at cost as of December 31, 2010	2,417	2,417
Total shareholders' equity	90,792	87,224
Noncontrolling (minority) interest in consolidated subsidiary	2,055	2,055
Total equity	92,847	89,279

TOTAL LIABILITIES AND EQUITY	$1,002,619	$974,378

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010

Interest income:
Interest and fees on loans	$8,506	$9,179
Interest income on securities:
Taxable	1,580	1,646
Tax-exempt	1,073	973
Dividends	56	61
Other interest income	20	13
Total interest income	11,235	11,872

Interest expense:
Interest expense on deposits	2,042	2,241
Other interest expense	442	950
Total interest expense	2,484	3,191

Net interest income	8,751	8,681

Provision for loan losses	575	2,000

Net interest income after provision	8,176	6,681

Non-interest income
Mortgage banking income	163	188
Income for fiduciary activities	187	171
Service charges on deposits accounts	1,607	1,642
Brokerage fees	303	312
Gain on sale of securities	462	472
Loss on sale of foreclosed property	(353)	(16)
Gain on disposition of property	273	-
Earnings on bank owned life insurance	184	192
Other non-interest income	381	421
Total non-interest income	3,207	3,382

,

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (cont’d)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010

Total other-than-temporary impairment losses	$-	$(50)
Portion of loss recognized in other
comprehensive income (before taxes)	-	114
Net impairment losses recognized in earnings	-	(164)

Non-interest expense
Salaries and employee benefits	4,084	4,031
Net occupancy expense	419	439
Depreciation expense	425	438
Data processing expense	497	343
Legal fees	70	56
Stationary and office supplies	55	62
Amortization of intangibles	21	21
Advertising and promotions	162	180
FDIC insurance premium expense	218	300
Other real estate expense	209	147
Other non-interest expense	1,308	1,202
Total non-interest expense	7,468	7,219

Net income before income taxes	3,915	2,680

Income taxes	919	511

Net income	$2,996	$2,169

Earnings per share	$0.83	$0.60

Weighted average number of shares outstanding	3,625,826	3,625,560

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In Thousands)

					Accum.
					Other		Non-
	Common Stock			Retained	Compre.	Treasury	Controlling
	Shares	Amount	Surplus	Earnings	Income	Stock	Interests	Total
	(#)	($)	($)	($)	($)	($)		($)
Balance January 1, 2010	3,718	$3,718	$15,331	$63,448	$4,256	$(2,441)	$55	$84,367
Comprehensive income:
Net income, quarter ended March 31, 2010				2,169				2,169
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					1,018			1,018
Adjustment of unrealized gain (loss) on
cash flow hedge, net of tax					37			37
Total comprehensive income				2,169	1,055			3,224
Cash dividends paid - $0.15 per share				(544)				(544)
Treasury stock transitions - net						26		26
Balance March 31, 2010	3,718	$3,718	$15,331	$65,073	$5,311	$(2,415)	$55	$87,073

Balance January 1, 2011	3,718	$ 3,718	$15,331	$68,696	$1,896	$(2,417)	$2,055	$89,279
Comprehensive income:
Net income, quarter ended March 31, 2011				2,996				2,996
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					1,297			1,297
Total comprehensive income				2,996	1,297			4,293
Cash dividends paid - $0.20 per share				(725)				(725)
Balance March 31, 2011	3,718	$3,718	$15,331	$70,967	$3,193	$(2,417)	$2,055	$92,847

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in Thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010

Net cash provided by operating activities	$3,441	$5,002

Investing activities:
Decrease (increase) in interest bearing deposits in banks	(23,854)	612
Proceeds of maturities of available-for-sale securities	14,069	10,352
Proceeds of sales of available-for-sale securities	19,680	13,399
Purchase of available-for-sale securities	(44,993)	(21,217)
Decrease (Increase) in loans-net	492	7,015
Proceeds from sale of other real estate	1,376	624
Proceeds from disposition of property	328	-
Purchases of premises and equipment	(134)	(470)
Net cash (used) by investing activities	(33,036)	10,315

Financing activities:
Net increase (decrease) in demand and savings
Accounts	33,167	1,717
Decrease in time deposits	(1,271)	(4,748)
Increase (decrease) in other borrowings	(6,623)	866
Treasury stock purchases, net	-	26
Cash dividends paid	(725)	(541)
Net increase (decrease) in short-term borrowings	(508)	(1,927)
Net cash provided by financing activities	24,040	(4,607)

Increase (decrease) in cash and cash equivalents	(5,555)	10,710

Cash and cash equivalents at beginning of period	33,691	28,572

Cash and cash equivalents at end of period	$28,136	$39,282

Supplemental cash flow disclosures:
Interest payments, net	$2,579	$3,259
Income taxes paid, net	-	-
Transfers from loans to foreclosed assets	260	1,865
Transfers from foreclosed assets to loans	60	740

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2011

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of March 31, 2011, the consolidated statements of income for the three months ended March 31, 2011 and 2010 the consolidated statements of cash flows for the three-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior year balances have been reclassified to conform to current year presentation.  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc. (the “Company”), and its subsidiary, First Citizens National Bank (the “Bank”).  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in other assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly owned subsidiaries, First Citizens Financial Plus, Inc. and First Citizens Investments, Inc., which are consolidated into its financial statements.

The principal activity of First Citizens Investments, Inc. is to acquire and sell investment securities and collect income from the securities portfolio.  First Citizens Holdings, Inc., a wholly owned subsidiary of First Citizens Investments, Inc., acquires and sells certain investment securities, collects income from its portfolio, and owns First Citizens Properties, Inc., a real estate investment trust.  First Citizens Properties, Inc. is a real estate investment trust organized and existing under the laws of the state of Maryland, the principal activity of which is to invest in participation interests in real estate loans made by the Bank and provide the Bank with an alternative vehicle for raising capital.  First Citizens Holdings, Inc. owns 100% of the outstanding common stock and 60% of the outstanding preferred stock of First Citizens Properties, Inc.  Directors, executive officers and certain employees and affiliates of the Bank own approximately 40% of the preferred stock which is reported as Noncontrolling Interest in Consolidated Subsidiary in the Consolidated Financial Statements of the Company.  Net income (loss) attributable to the noncontrolling interest is included in Other Non-Interest Expense on the Consolidated Statements of Income and is not material for any of the periods presented.

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

Note 3 – Contingent Liabilities

There is no material pending or threatened litigation as of the current reportable date that would result in a liability.

Note 4 -- Cash Reserves and Interest-Bearing Deposits in Other Banks

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during first quarter ended March 31, 2011 and the year ended December 31, 2010 were approximately $500,000.  Amounts above the required minimum balance are reported as Interest-Bearing Deposits in Other Banks on the Consolidated Balance Sheets.  Balances in excess of required reserves held at the Federal Reserve Bank as of March 31, 2011 and December 31, 2010 were $29.0 million and $5.3 million, respectively.  Interest-bearing deposits in other banks also include short-term certificates of deposit held in increments that are within FDIC insurance limits and totaled $1.2 million and approximately $975,000 as of March 31, 2011 and December 31, 2010, respectively.

Note 5 – Investment Securities

The amortized cost and fair value of securities as of March 31, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2011:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$199,824	$3,507	$(1,055)	$202,276
Obligations of states and political subdivisions	101,220	4,711	(153)	105,778
All others	2,242	16	(1,853)	405
Total available-for-sale securities	$303,286	$8,234	$(3,061)	$308,459

As of December 31, 2010:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$189,280	$3,721	$(1,558)	$191,443
Obligations of states and political subdivisions	99,774	3,073	(397)	102,450
All others	2,698	22	(1,790)	930
Total available-for-sale securities	$291,752	$6,816	$(3,745)	$294,823

There were no securities classified as held-to-maturity or trading as of March 31, 2011 or December 31, 2010.

The following table summarizes contractual maturities of debt securities available-for-sale as of March 31, 2011 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$3,434	$3,488
After one year through five years	8,844	9,309
After five years through ten years	39,844	41,923
After ten years	251,141	253,700
	$303,263	$308,420
Equity securities	23	39
Total securities	$303,286	$308,459

Sales and gains (losses) on sale of available-for-sale securities are presented as follows (in thousands):

	Gross Sales	Gains	Losses	Net
Quarter ended March 31,
2011 - Securities Available-for-Sale	$19,680	$462	$-	$462
2010 - Securities Available-for-Sale	$13,399	$472	$-	$472

The following table presents information on securities with gross unrealized losses as of March 31, 2011, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale:
U.S. Treasury Securities and
Obligations of U.S. Government
Corporations and Agencies	$(1,055)	$68,941	$-	$-	$(1,055)	$68,941

Obligations of States and Political
Subdivisions	(153)	6,975	-	-	(153)	6,975

Other Debt Securities	-	-	(1,853)	366	(1,853)	366

Total Securities Available-for -Sale	$(1,208)	$75,916	$(1,853)	$366	$(3,061)	$76,282

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

As of March 31, 2011, the Company had 42 debt securities with unrealized losses, with 3 of those securities having been in an unrealized loss position for greater than 12 months.  The Company did not intend to sell any such securities in unrealized loss position and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Of the 39 securities, three corporate debt securities accounted for approximately 61% of the unrealized gross losses as of March 31, 2011.  The remaining 39 bonds had unrealized loss positions for less than 12 months and consisted of 20 municipal bonds and 19 agency MBSs or CMOs.  Securities in an unrealized loss position as of March 31, 2011 have been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts’ reports.  With respect to unrealized losses on municipal and agency and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary as of March 31, 2011.  The unrealized losses on the agency and municipal securities are considered immaterial on an individual basis and in the aggregate and have not been recognized for other-than-temporary impairment.

Three corporate debt securities accounted for $1.9 million of the $3.0 million unrealized loss as of March 31, 2011 and consist of pooled collateralized debt obligation securities that are backed by trust-preferred securities (“TRUP CDOs”) issued by banks, thrifts and insurance companies.  These three bonds were rated below investment grade (BBB) by Moody’s and/or S&P as of March 31, 2011.

The three TRUP CDOs have an aggregate book value of $2.2 million and fair market value of approximately $366,000 and each of the three are the mezzanine or “B” class tranches.  The unrealized loss of $1.9 million as of March 31, 2011 is reflected in accumulated other comprehensive income.  The following table provides the book and market values of each security as well as information regarding the levels of excess subordination in the securities as of March 31, 2011 (dollars in thousands):

Description	Class	Book Value	Market Value	Actual Over Collateral Ratio (2)	Required Over Collateral Ratio (3)	Actual Over (Under)
Pretsl I	Mezzanine	$866(1)	$152	71.1%	103.0%	-31.9%
Pretsl X	B-2	352(1)	14	60.0%	N/A (4)	N/A
I-Prestsl IV	B-1	1,000	200	103.5%	106.0%	-2.5%

_________________

(1)

Book values reflect principal only and do not include interest capitalized or payment-in-kind (“PIK”) to the bond according to contractual terms of the bond if applicable.  The Company does not recognize PIK interest for book purposes and has these bonds on non-accrual status.

(2)

The Over Collateral (“OC”) Ratio reflects the ratio of performing collateral to a given class of notes and is calculated by dividing the performing collateral by the sum of the current balance of a given class of notes plus  all senior classes.

(3)

The Required OC Ratio for a particular class of bonds reflects the required overcollateralization ratio such that cash distributions may be made to lower classes of bonds.  If the OC Ratio is less than the Required OC ratio, cash is diverted from the lower classes of bonds to the senior bond classes.

(4)	The Required OC Ratio is not applicable in this case, as interest on Pretsl X for B-2 class is capitalized to the bond or PIK.

Security-specific collateral is used in the assumptions to project cash flows each quarter.  Issuers in default are assumed at zero recovery.  Issuers in deferral are assumed at a 15% recovery beginning two years from deferral date.  Forward interest rates are used to project future principal and interest payments allowing the model to indicate impact of over or undercollateralization for each transaction.  Higher interest rates generally increase credit stress on undercollateralized transactions by reducing excess interest (calculated as the difference between interest received from underlying collateral and interest paid on the bonds).  The discount rate is based on the original discount margin calculated at the time of purchase based on the purchase price.  The original discount margin is then added to the three-month LIBOR to determine the discount rate.  The discount rate is then used to calculate the present value for the then-current quarter’s projected cash flows.  If the present value of the then-current quarter’s projected cash flows is less than the prior quarter or less than the then-current book value of the security, that difference is recorded against earnings as the credit component of other-than-temporary impairment.  No additional credit losses were incurred during the quarter ended March 31, 2011 and therefore no losses were recognized against earnings during first quarter 2011.

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities for first quarter ended March 31 for the years presented  (in thousands):

	2011	2010

Balance of credit losses on available-for-sale securities	$-	$-
Additions for credit losses for which an OTTI loss was not previously recognized	-	-
Additions for credit losses for which an OTTI loss was previously recognized	-	164
Balance of credit losses on available-for-sale securities	$-	$164

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 10.

The Company held no derivative transactions as of March 31, 2011 or December 31, 2010.

Note 5 -- Loans

Performing and non-performing loans by category were as follows as of March 31, 2011 and December 31, 2010 (in thousands):

		Non-
	Performing	Performing	Total
March 31, 2011:
Commercial, financial and agricultural	$68,738	$1,417	$70,155
Real estate – construction	45,904	1,393	47,297
Real estate – mortgage	391,756	3,726	395,482
Installment loans to individuals	30,140	241	30,381
All other loans	3,629	67	3,696
Total	$540,167	$6,844	$547,011

December 31, 2010:
Commercial, financial and agricultural	$65,428	$869	$66,297
Real estate – construction	48,259	889	49,148
Real estate – mortgage	391,270	3,986	395,256
Installment loans to individuals	31,334	259	31,593
All other loans	5,278	131	5,409
Total	$541,569	$6,134	$547,703

_________________

*Non-Performing loans consist of loans that are on non-accrual status and loans 90 days past due and still accruing interest.

An aging analysis of loans outstanding by category as of March 31, 2011 and December 31, 2010 was as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
As of March 31, 2011:
Commercial, financial and agricultural	$571	$50	$1,417	$2,038	$68,117	$70,155	$713
Real estate – construction	612	6	1,393	2,011	45,286	47,297	162
Real estate – mortgage	3,066	667	3,726	7,459	388,023	395,482	1,757
Installment loans to individuals	159	77	241	477	29,904	30,381	-
All other loans	-	-	67	67	3,629	3,696	-
Total	$4,408	$800	$6,844	$12,052	$534,959	$547,011	$2,632

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
As of December 31, 2010:
Commercial, financial and agricultural	$405	$167	$716	$1,288	$65,009	$66,297	$500
Real estate – construction	368	117	35	520	48,628	49,148	35
Real estate – mortgage	1,093	349	2,238	3,680	391,576	395,256	1,441
Installment loans to individuals	210	81	13	304	31,289	31,593	10
All other loans	-	-	-	-	5,409	5,409	-
Total	$2,076	$714	$3,002	$5,792	$541,911	$547,703	$1,986

Loans on non-accrual status as of March 31, 2011 and December 31, 2010 by category were as follows (in thousands):

	March 31, 2011	December 31, 2010
Commercial, financial and agricultural	$704	$369
Real estate – construction	1,231	854
Real estate – mortgage	1.969	2,545
Installment loans to individuals	241	249
All other loans	67	131
Total	$4,212	$4,148

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans internally rated Grade 1 to Grade 4 are considered “Pass” grade loans with low to average level of risk of credit losses.  Loans rated Grade 5 are considered “Special Mention” and generally have one or more circumstances that require additional monitoring but do not necessarily indicate a higher level of probable credit losses.  Loans rated Grade 6 or higher are loans with circumstances that generally indicate an above average level of risk for credit losses.  Loans by internal risk rating by category as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	Grades 1-4	Grade 5	Grades 6-8	Total
March 31, 2011:
Commercial, financial and agricultural	$67,541	$540	$2,074	$70,155
Real estate – construction	43,681	992	2,624	47,297
Real estate – mortgage	373,260	5,535	16,687	395,482
Installment loans to individuals	29,940	13	428	30,381
All other loans	3,629	-	67	3,696
Total	$518,051	$7,080	$21,880	$547,011

December 31, 2010:
Commercial, financial and agricultural	$64,297	$71	$1,929	$66,297
Real estate – construction	45,931	820	2,397	49,148
Real estate – mortgage	373,025	4,912	17,319	395,256
Installment loans to individuals	31,136	14	443	31,593
All other loans	5,278	-	131	5,409
Total	$519,667	$5,817	$22,219	$547,703

Information regarding the Company’s impaired loans for the quarter ended March 31, 2011 and 2010 is as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011:
With no specific allocation recorded:
Commercial, financial and agricultural	$-	$-	N/A	$-	$-
Real estate – construction	-	-	N/A	420	-
Real estate – mortgage	2,346	2,346	N/A	2,596	38
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$609	$609	$160	$555	$8
Real estate – construction	1,834	1,834	460	1,288	16
Real estate – mortgage	5,967	5,967	953	5,089	63
Installment loans to individuals	218	218	42	209	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$609	$609	$160	$555	$8
Real estate – construction	1,834	1,834	460	1,708	16
Real estate – mortgage	8,313	8,313	953	7,685	101
Installment loans to individuals	218	218	42	209	-
All other loans	-	-	-	-	-

March 31, 2010:
With no specific allocation recorded:
Commercial, financial and agricultural	$112	$112	N/A	$135	$-
Real estate – construction	203	203	N/A	425	-
Real estate – mortgage	193	193	N/A	485	-
Installment loans to individuals	28	28	N/A	14	-
All other loans	232	232	N/A	116	-
With allocation recorded:
Commercial, financial and agricultural	$350	$350	$61	$346	$19
Real estate – construction	11,562	11,562	1,653	6,553	43
Real estate – mortgage	11,519	11,519	716	9,402	76
Installment loans to individuals	213	213	41	223	1
All other loans	436	436	176	454	1
Total:
Commercial, financial and agricultural	$462	$462	$61	$481	$19
Real estate – construction	11,765	11,765	1,653	6,978	43
Real estate – mortgage	11,712	11,712	716	9,886	76
Installment loans to individuals	241	241	41	237	1
All other loans	668	668	176	570	1

Note 6 – Allowance for Loan Losses

The following table presents the breakdown of the allowance for loan losses by category and the percentage of each category in the loan portfolio to total loans as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	% to Total Loans	Amount	% to Total Loans
Commercial, financial and agricultural	$1,426	12.83%	$ 944	12.10%
Real estate – construction	1,817	8.65%	1,295	8.97%
Real estate – mortgage	4,639	72.30%	5,299	72.17%
Installment loans to individuals	390	5.55%	462	5.77%
All other loans	33	0.68%	28	0.99%
Total	$8,305	100.00%	$8,028	100.00%

An analysis of the allowance for loan losses by loan category for the quarter ended March 31, 2011 is as follows (in thousands):

	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance
Allowance for loan losses
Commercial, financial and agricultural	$ 944	$ (100)	$ 45	$ 537	$ 1,426
Real estate – construction	1,295	(46)	-	568	1,817
Real estate – mortgage	5,299	(158)	11	(513)	4,639
Installment loans to individuals	462	(65)	15	(22)	390
All other loans	28	-	-	5	33
Total	$8,028	$ (369)	$ 71	$ 575	$ 8,305

The allowance for loan losses is comprised of allocations for loans evaluated individually and loans evaluated collectively for impairment.  The allocations of the allowance for loan losses for outstanding loans by category evaluated individually and collectively were as follows as of March 31, 2011 and December 31, 2010 (in thousands):

	Evaluated	Evaluated
	Individually	Collectively	Total
As of March 31, 2011
Allowance for loan losses:
Commercial, financial and agricultural	$ 160	$ 1,266	$ 1,426
Real estate – construction	460	1,357	1,817
Real estate – mortgage	953	3,686	4,639
Installment loans to individuals	42	348	390
All other loans	-	33	33
Total	$ 1,615	$ 6,690	$ 8,305

Loans:
Commercial, financial and agricultural	$ 609	$ 69,546	$ 70,155
Real estate – construction	1,834	45,463	47,297
Real estate – mortgage	5,967	389,515	395,482
Installment loans to individuals	218	30,163	30,381
All other loans	-	3,696	3,696
Total	$ 8,628	$ 538,383	$547,011

	Evaluated	Evaluated
	Individually	Collectively	Total
As of December 31, 2010
Allowance for loan losses
Commercial, financial and agricultural	$ 50	$ 894	$ 944
Real estate – construction	375	920	1,295
Real estate – mortgage	853	4,446	5,299
Installment loans to individuals	37	425	462
All other loans	-	28	28
Total	$1,315	$ 6,713	$ 8,028

Loans
Commercial, financial and agricultural	$ 500	$ 65,797	$ 66,297
Real estate – construction	1,583	47,565	49,148
Real estate – mortgage	7,056	388,200	395,256
Installment loans to individuals	200	31,393	31,593
All other loans	-	5,409	5,409
Total	$ 9,339	$538,364	$547,703

Note 7 – Goodwill and Intangible Assets

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

The Company’s stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of March 31, 2011.  In the event the stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in an evaluation that could result in an eventual goodwill impairment charge. Additionally, should future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of the reportable date is $11.8 million or 1.18% of total assets or 12.74% of total capital.

Amortization expense of the other identifiable intangibles was approximately $21,000 for each of first quarters in 2011 and 2010.

Note 8 – Borrowings

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

On March 17, 2005, the Company, through First Citizens (TN) Statutory Trust III, sold 5,000 of its floating rate trust preferred securities at a liquidation amount of $1,000 per security for an aggregate amount of $5.0 million.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005, the rate per annum was 4.84%.  For each successive period beginning on (and including) June 17, 2005, and each succeeding interest payment date, interest accrues at a rate per annum equal to the three-month LIBOR plus 1.80%.  Interest payment dates are March 17, June 17, September 17, and December 17 during the 30-year term.  The entire $5.0 million in proceeds was used to reduce other debt at the Company.  The Company’s obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the trust issuer’s obligations under the trust preferred securities.

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

In March 2007, the Company, through First Citizens (TN) Statutory Trust IV, sold 5,000 of its floating rate trust preferred securities at a liquidation amount of $1,000 per security for an aggregate amount of $5.0 million.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 15, 2007, the rate per annum was 7.10%.  For each successive period beginning on (and including) June 15, 2007, and each succeeding interest payment date, interest accrues at a rate per annum equal to the three-month LIBOR plus 1.75%.  Interest payment dates are March 15, June 15, September 15, and December 15 during the 30-year term.  The purpose of proceeds was to refinance the debt issued through First Citizens (TN) Statutory Trust II at a lower spread to LIBOR and results in savings of approximately $92,500 annually.  First Citizens (TN) Statutory Trust II was dissolved as a result of this transaction.  The Company’s obligation under the debentures and related documents constitute a full and unconditional guarantee by the Company of the trust issuer’s obligations under the trust preferred securities.

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

The Bank had secured advances from the FHLB totaling $35.3 million as of March 31, 2011 and $41.9 million as of December 31, 2010.  FHLB borrowings are comprised primarily of fixed rate positions with principal due at call date or maturity date ranging from 1.15% to 5.09%.  Most of these FHLB borrowings have quarterly call features and maturities range from 2011 to 2019.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  The Bank has one LIBOR based variable rate advance totaling $2.5 million with a rate of 0.31% as of March 31, 2011 and December 31, 2010.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that total $1.3 million as of March 31, 2011 and $1.4 million as of year end 2009.  These smaller balance advances have rates ranging from 3.34% to 7.05% and maturities range from 2012 to 2019.  Obligations are secured by loans totaling $372 million consisting of the Bank’s entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of $73.7 million as of March 31, 2011.

Note 9—Bank Owned Life Insurance and Imputed Income Tax Reimbursement Agreements

The Bank has a significant investment in bank-owned life insurance policies (“BOLI”) and provides the associated fringe benefit to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $21.8 million and $21.6 million as of March 31, 2011 and December 31, 2010, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $184,000 and $192,000 for first quarters ended March 31, 2011 and 2010, respectively.

The Company adopted guidance in ASC 715-60 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle was recorded January 1, 2008 in the amount of $1.9 million to accrue the post-retirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is reflected in Salaries and Employee Benefits on the Consolidated Income Statements and was approximately $49,000 for the quarter ended March 31, 2011 and approximately $48,000 for the quarter ended March 31, 2010.   The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.4 million as of March 31, 2011 and as of December 31, 2010.

Executive Management Life Insurance Death Benefit Only Salary Continuation Plans provided for in the employment agreements for certain officers of the Bank were replaced in December 2007 with Endorsement Split Dollar Life Insurance Plans and Amended and Restated Split Dollar Agreements.  The new agreements combine the death benefits from the Bank’s larger group plan with the death benefits established in the Executive Management Life Insurance Death Benefit Only Salary Continuation Plans.  The new agreements did not change the total after-tax death benefit provided to each participant.  Imputed Income Tax Reimbursement Agreements for each participant became effective January 1, 2008 and were entered into in order to keep the participants at the same after-tax benefit under the Amended and Restated Split Dollar Agreements.  These Imputed Income Tax Reimbursement Agreements provide for annual cash payments to the participants until death beginning in March 2009 for the 2008 tax year in amounts equal to the portion of the amount of federal and state income taxes attributable to the income imputed to the participant on the benefit under the Amended and Restated Split Dollar Agreement.

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

Each participant was 100% vested in benefits provided under Imputed Income Tax Reimbursement Agreements as of January 1, 2008. Therefore, 100% of the principal (or service) cost of the plan was accrued for as of January 1, 2008 and expensed through earnings in the year ended December 31, 2008. Service costs are based on the net present value of the sum of payments in accordance with each participant’s agreement.   Interest accrues monthly at a rate of 7.0%.

Net other post-retirement benefits expense for Imputed Income Tax Reimbursement Agreements is included in Salaries and Employee Benefits on the Consolidated Statements of Income and totaled approximately $6,000 per quarter for the quarters ended March 31, 2011 and 2010.  Benefit payments are made annually in March and totaled approximately $17,000 and $15,000 for the three months ended March 31, 2011 and 2010, respectively.

The accumulated post-retirement defined benefit obligation for Imputed Income Tax Reimbursement Agreements is included in Other Liabilities on the Consolidated Balance Sheet totaled approximately $381,000 as of March 31, 2011 and approximately $392,000 as of December 31, 2010.  The accumulated post-retirement benefit obligation was equal to the funded status of the plan as of each applicable period-end as there were no related assets recognized on the Consolidated Balance Sheets for the Imputed Income Tax Reimbursement Agreements.

Note 10-Fair Value Measurements

Fair value measurements are used to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The Company measures fair value under guidance provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), and was effective January 1, 2008 for all applicable financial and non-financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  ASC 820 does not expand the use of fair value in any new circumstances but clarifies the principle that fair value should be based on assumptions that market participants would use when pricing the asset or liability. ASC 820 outlines the following three acceptable valuation techniques may be used to measure fair value:

a.

Market approach—The market approach uses prices and other relevant information generated by market transactions involving identical or similar assets or liabilities.  This technique includes matrix pricing that is a mathematical technique used principally to value debt securities without relying solely on quoted prices for specific securities but rather by relying on securities’ relationship to other benchmark quoted securities.

b.

Income approach—The income approach uses valuation techniques to convert future amounts such as earnings or cash flows to a single present discounted amount.  The measurement is based on the value indicated by current market expectations about those future amounts.  Such valuation techniques include present value techniques, option-pricing models (such as the Black-Scholes-Merton formula or a binomial model), and multi-period excess earnings method (used to measure fair value of certain intangible assets).

c.	Cost approach—The cost approach is based on current replacement cost which is the amount that would currently be required to replace the service capacity of an asset.

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

  Level 3 Inputs (Lowest ranking):       Unobservable inputs for determining fair values of assets and liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets and liabilities.

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

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 2% of the portfolio at March 31, 2011 and December 31, 2010.

The markets for TRUP CDOs and other similar securities were not active at March 31, 2011 or December 31, 2010.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at March 31, 2011.  Therefore, low market prices for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer over the past three years.

Given conditions in debt markets for this type of security at March 31, 2011 and December 31, 2010 and the relative inactivity in the secondary and new issue markets, the Company determined:

  Few observable transactions existed and market quotations that were available were not reliable for purposes of determining fair value as of March 31, 2011 or December 31, 2010;

  An income valuation approach technique (present value technique) that maximized the use of relevant observable inputs and minimized the use of unobservable inputs were equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

  The Company’s TRUP CDOs should be classified within Level 3 of the fair value hierarchy because significant adjustments were required to determine fair value at the measurement date.

The Company’s TRUP CDO valuations were prepared by an independent third party. The third party’s approach to determining fair value involved these steps as of March 31, 2011 and December 31, 2010:

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

  The expected cash flows for each scenario were discounted using a discount rate that the third party calculates for each bond that represents an estimate of the yield that would be required in today’s market for a bond with a similar credit profile as the bond in question; and

  The prices were aggregated and the average price was used for valuation purposes.

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from 9% to 21% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

A summary of assets and liabilities as of March 31, 2011 and December 31, 2010 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
March 31, 2011:
Financial assets:
Securities available-for-sale	$ -	$308,093	$366	$308,459

December 31, 2010:
Financial assets:
Securities available-for-sale	$ -	$294,384	$439	$294,823

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Available-for-sale securities
Beginning balance	$ 439	$ 1,727
Total unrealized gains (losses) included in:
Net income	-	(164)
Other comprehensive income	(73)	78
Purchases, sales, issuances and settlements, net	-	-
Transfers in and (out) of Level 3	-	-
Ending balance	$ 366	$ 1,641

Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis as described below.

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  Independent appraisals for collateral are obtained and may be discounted by management based on historical experience, changes in market conditions from time of valuation and/or management’s knowledge of the borrower and the borrower’s business.  As such discounts may be significant, these inputs are considered Level 3 in the hierarchy for determining fair value.  Values of impaired loans are reviewed on at least a quarterly basis to determine if specific allocations in the allowance for loan losses are adequate.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge for first quarters ended March 31, 2011 or 2010.

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

A summary of assets as of March 31, 2011 and December 31, 2010 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
March 31, 2011:
Assets:
Impaired Loans	$ -	$ -	$ 10,974	$ 10,974
Loans held for sale	-	2,375	-	2,375
Other real estate			13,205	13,205

December 31, 2010:
Assets:
Impaired Loans	$ -	$ -	$ 3,687	$ 3,687
Loans held for sale	-	2,777	-	2,777
Other real estate	-	-	14,734	14,734

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and Cash Equivalents	$28,136	$28,136	$33,691	$33,691
Interest bearing deposits in banks	$30,125	$30,125	$6,271	6,271
Investment Securities	308,459	308,459	294,823	294,823
Loans	547,011		547,703
Less: Allowance for Loan Losses	(8,305)		(8,028)
Loans, Net of Allowance	538,706	538,743	539,675	540,479
Loans Held for Sale	2,375	2,375	2,777	2,777
Accrued Interest Receivable	5,044	5,044	5,215	5,215
Federal Reserve Bank and Federal
Home Loan Bank Stock	5,684	5,684	5,684	5,684
Other Real Estate	13,205	13,205	14,734	14,734
Bank Owned Life Insurance	21,807	21,807	21,656	21,656

Financial Liabilities
Deposits	$823,741	$825,674	$791,845	$793,978
Short-term borrowings	34,801	34,895	35,309	35,402
Other borrowings	45,636	46,753	52,259	52,359
Other Liabilities	5,594	5,594	5,686	5,686

Unrecognized Financial Instruments
Commitments to Extend Credit	$83,423	$83,423	$78,107	$78,107
Standby Letters of Credit	3,897	3,897	2,752	2,752

Note 11 Subsequent Events

The Company has reviewed subsequent events through May 3, 2011, the date the financial statements were available to be issued.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Total assets increased $28.2 million or 2.9% in first quarter 2011 compared to year-end 2010 and exceeded $1 billion as of March 31, 2011.  Increase in assets during first quarter 2011 is attributable to an increase of $24 million in the balance held at the Federal Reserve Bank and an increase of $13.6 million in available-for-sale securities.  Loan totals were flat at $547 million from year-end 2010 to March 31, 2011.

The Company’s strategic efforts focused on strong liquidity and capital positions continue.  Deposits increased $31.9 million or 4.03% from December 31, 2010 to March 31, 2011.  Other borrowings consisting primarily of advances from the Federal Home Loan Bank (“FHLB”) decreased $6.6 million or 12.7% from December 31, 2010 to March 31, 2011.  Capital increased $3.6 million or 4.0% from December 31, 2010 to March 31, 2011 as a result of undistributed net income of $2.3 million and increase of $1.3 million in accumulated other comprehensive income due to overall appreciation of the investment portfolio in the most recent quarter.

For the first three months of 2011, net income totaled $3.0 million driven by decreased provision for loan losses, stable core income streams and strong net interest margin.  Net income increased approximately $827,000 and earnings per share increased $0.23 or 38% when comparing the first quarters of 2011 and 2010.  Increased earnings are attributable primarily to decrease of $1.4 million in provision for loan losses in first quarter 2011 compared to first quarter 2010.  Net loans charged off in first quarter 2011 were approximately $300,000 compared to first quarter 2010 of $1.8 million.  Allowance for losses on loans as a percent of total loans was 1.52% as of March 31, 2011 compared to 1.56% as of March 31, 2010 and 1.47% as of December 31, 2010.

Key performance metrics for the Company reflect preservation of capital and the impact of increased net income in first quarter 2011 compared to first quarter of prior years.  Such key metrics are as follows:

	AS OF MARCH 31,
	2011	2010	2009	2008	2007
Percentage of net income to:
Average total assets	1.22%	0.92%	0.78%	0.97%	0.98%
Average shareholders'
equity	13.37%	10.22%	9.14%	11.65%	11.73%
Percentage of dividends
declared per common
share to net income	24.20%	25.08%	59.08%	49.32%	52.41%
*Percentage of average
shareholders' equity to
average total assets	10.11%	9.77%	9.30%	9.07%	9.09%

*Represents primary capital including the allowance for loan losses.

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratio for first quarter ended March 31, 2011, 2010 and 2009 was 59.96%, 58.22%, and 56.79%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio is 7.85% for first quarter ended March 31, 2011 compared to 7.39% and 7.02% for first quarter ended March 31, 2010 and 2009, respectively.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows for the quarter ended March 31, 2011, 2010 and 2009:

	2011	2010	2009
Efficiency ratio:
Net interest income(1)	$ 9,248	$ 9,182	$ 7,967
Non-interest income(2)	3,207	3,218	3,615
Total revenue	12,455	12,400	11,582
Non-interest expense	7,468	7,219	6,577
Efficiency ratio	59.96%	58.22%	56.79%

Tangible common equity ratio:
Total equity capital	$ 92,847	$ 87,018	$ 78,873
Less:
Accumulated other comprehensive income	3,193	5,311	2,735
Goodwill	11,825	11,825	11,825
Other intangible assets	99	183	268
Tangible common equity	$ 77,730	$ 69,699	$ 64,045

Total assets	$1,002,619	$ 954,969	$ 924,579
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	99	183	268
Tangible assets	$ 990,695	$ 942,961	$ 912,486

Tangible common equity ratio	7.85%	7.39%	7.02%

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

The Company owns two lots in Jackson, Tennessee, that are intended for construction of full service branches but construction has been temporarily on hold because of current economic conditions.  Construction for the site near Union University is expected to commence within the next year and construction for the other site is expected to commence within the next two to five years.

Forward-Looking Statements

Information contained herein includes forward-looking statements with respect to the beliefs, plans, risks, goals and estimates of the Company.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management’s control.  When used in this discussion, the words “anticipate,” “project,” “expect,” “believe,” “should,” “will,” “intend,” “is likely,” “going forward,” “may” and other expressions are intended to identify forward-looking statements.  These forward-looking statements are within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may include, but are not limited to, capital resources, strategic planning, acquisitions or de novo branching, ability to meet capital guidelines, legislation and governmental regulations affecting financial services companies, construction of new branch locations, dividends, critical accounting policies, allowance for loan losses, fair value estimates, goodwill, occupancy and depreciation expense, held-to-maturity securities, available-for-sale securities, trading securities, cash flows, core deposit intangibles, diversification in the real estate loan portfolio, interest income, maturity of loans, loan impairment, loan ratings, charge-offs, other real estate owned, maturity and re-pricing of deposits, borrowings with call features, dividend payout ratio, off-balance sheet arrangements, the impact of recently issued accounting standards, changes in funding sources, liquidity, interest rate sensitivity, net interest margins, debt securities, non-accrual status of loans, contractual maturities of mortgage-backed securities and collateralized mortgage obligations, other-than-temporary impairment of securities, amortization expense, deferred tax assets, independent appraisals for collateral, property enhancement or additions, efficiency ratio, ratio of assets to employees, net income, changes in interest rates, loan policies, categorization of loans, maturity of FHLB borrowings and the effectiveness of internal control over financial reporting.

Forward-looking statements are based upon information currently available and represent management’s expectations or predictions of the future. As a result of risks and uncertainties involved, actual results could differ materially from such forward-looking statements. The potential factors that could affect the Company’s results include but are not limited to:

  Changes in general economic and business conditions;

  Changes in market rates and prices of securities, loans, deposits and other financial instruments;

  Changes in legislative or regulatory developments affecting financial institutions in general, including changes in tax, banking, insurance, securities or other financial service related laws;

  Changes in government fiscal and monetary policies;

  The ability of the Company to provide and market competitive products and services;

  Concentrations within the loan portfolio;

  Fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies;

  The Company’s ability to maintain credit quality;

  The effectiveness of the Company’s risk monitoring systems;

  The ability of the Company’s borrowers to repay loans;

  The availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity;

  Geographic concentration of the Company’s assets and susceptibility to economic downturns in that area;

  The ability of the Company to attract, train and retain qualified personnel;

  Changes in consumer preferences; and

  Other factors generally understood to affect financial results of financial services companies.

The Company undertakes no obligation to update its forward-looking statements to reflect events or circumstances that occur after the date of this quarterly report on Form 10-Q.

Critical Accounting Policies

The accounting and reporting of the Company and its subsidiaries conform to accounting principles generally accepted in the United States (“GAAP”) and follow general practices within the industry.  Preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management believes that the Company’s estimates are reasonable under the facts and circumstances based on past experience and information supplied from professionals, regulators and others.  Accounting estimates are considered critical if (i) management is required to make assumptions or judgments about items that are highly uncertain at the time estimates are made and (ii) different estimates reasonably could have been used during the current period, or changes in such estimates are reasonably likely to occur from period to period, that could have a material impact on presentation of the Company’s Consolidated Financial Statements.

The development, selection and disclosure of critical accounting policies are discussed and approved by the Audit Committee of the Bank’s Board of Directors.  Because of the potential impact on the financial condition or results of operations and the required subjective or complex judgments involved, management believes its critical accounting policies consist of the allowance for loan losses, fair value of financial instruments and goodwill.

Allowance for Loan Losses

The allowance for losses on loans represents management’s best estimate of inherent losses in the existing loan portfolio.  Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  Management believes the allowance for loan loss estimate is a critical accounting estimate because:  (i) changes can materially affect provision for loan loss expense on the income statement, (ii) changes in the borrower’s cash flows can impact the allowance, and (iii) management makes estimates at the balance sheet date and also into the future in reference to the allowance.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.  In addition, federal regulatory agencies as a part of their examination process periodically review the Bank’s loans and allowances for loan losses and may require the Bank to recognize adjustments based on their judgment about information available to them at the time of their examination.  See Note 1 of the Company’s Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Fair values for the majority of the Bank’s available-for-sale investment securities are based on observable market prices obtained from independent asset pricing services that are based on observable transactions but not quoted market prices.

Fair value of derivatives (if any) held by the Company is determined using a combination of quoted market rates for similar instruments and quantitative models based on market inputs including rate, price and index scenarios to generate continuous yield or pricing curves and volatility factors.  Third party vendors are used to obtain fair value of available-for-sale securities and derivatives (if any). For more information, see Note 10 in the Company’s Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goodwill

The Company’s policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that could potentially impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value as part of the goodwill test are critical because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.  For more information, see Note 7 in the Consolidated Financial Statements included elsewhere this Quarterly Report on Form 10-Q.

Results of Operations

Earnings per share increased $0.23 or 38.1% when comparing the first quarters of 2011 and 2010.  The increase in earnings per share is a result of decreased provision for loan losses and stable net interest income.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income is flat at $8.8 million for first quarter 2011 compared to $8.7 million as of first quarter 2010.  The net yield on average earning assets for the first quarters of 2011 and 2010 decreased from 5.85% to 5.41%.  Cost of interest bearing liabilities decreased from 1.67% in first quarter 2010 to 1.27% in first quarter 2011.  Net interest margin for first quarter 2011 was 4.27%, which reflects a decrease of 7 basis points below first quarter 2010 and flat compared to 4.28% for the year ended December 31, 2010.  First quarter 2011 net interest margin decreased slightly as cost of interest-bearing liabilities decreased less than the decreased yield on interest-earning assets.  The yield on interest-earning assets has declined as the balance sheet mix has shifted with increases in federal funds sold, excess balances maintained at the Federal Reserve and investments securities and flat or declining loan balances compared to prior periods.  The Company has historically maintained stable net interest margins in the range of 3.50% to 4.00% as federal funds rates fluctuated between 0.00% and 5.25%.  However, during the unique historically low extended low rate period since 2009, net interest margins steadily improved and then stabilized in 2010 and 2011 due to the Company’s ability to re-price liabilities downward at a faster pace than declining yields on earning assets.

Average earning assets to total average assets is less than 90%  as of March 31, 2011 consistent with prior periods.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $52 million or 5.2% of total assets as of March 31, 2011.  The statement of cash flows reflects fixed assets purchases of approximately $134,000 in first quarter 2011 and $470,000 during first quarter 2010.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $184,000 in first quarter 2011 compared to $192,000 in first quarter 2010.

Average interest-bearing deposits in first quarter 2011 compared to the same period in 2010 reflect an increase of $53 million or 8.2%.  Cost of interest bearing deposits decreased 22 basis points from first quarter 2010 to first quarter 2011.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	QUARTER ENDING MARCH 31,
	2011			2010			2009
	Avg.		Avg.	Avg.		Avg.	Avg.		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

INTEREST EARNING
ASSETS:

Loans (1)(2)(3)	$536,078	$8,506	6.35%	$571,865	$9,179	6.42%	$586,378	$9,489	6.47%
Investment Securities:
Taxable	198,980	1,580	3.18%	160,597	1,707	4.25%	149,563	2,003	5.36%
Tax Exempt (4)	102,165	1,626	6.37%	90,808	1,474	6.49%	65,128	1,052	6.46%
Interest Earning
Deposits	16,507	10	0.24%	3,256	3	0.37%	900	6	2.67%
Federal Funds Sold	13,328	10	0.30%	18,864	10	0.21%	22,176	15	0.27%
Total Interest Earning
Assets	867,058	11,732	5.41%	845,390	12,373	5.85%	824,145	12,565	6.10%

NON-INTEREST
EARNING ASSETS:

Cash and due from
Banks	$ 16,368			$ 14,355			$ 15,610
Bank Premises
and Equipment	30,139			30,517			31,691

Other Assets	66,033			64,049			54,539

Total Assets	$979,598			$954,311			$925,985

(cont’d)

	QUARTER ENDING MARCH 31,
	2011			2010			2009
	Avg.		Avg.	Avg.		Avg.	Avg.		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST BEARING
LIABILITIES:

Interest bearing deposits	$703,935	$ 2,042	1.16%	$650,773	$ 2,241	1.38%	$633,040	$ 3,553	2.25%
Federal funds
Purchased and
Other Interest
Bearing Liabilities	79,594	442	2.22%	114,247	950	3.33%	113,850	1,045	3.67%
Total Interest
Bearing Liabilities	783,529	2,484	1.27%	765,020	3,191	1.67%	746,890	4,598	2.46%

NON-INTEREST BEARING
LIABILITIES:

Demand deposits	100,723			96,402			91,880
Other liabilities	4,495			6,818			8,244

Total liabilities	888,747			868,240			847,014

SHAREHOLDERS' EQUITY	90,851			86,071			78,971

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$979,598			$954,311			$925,985

NET INTEREST
INCOME		$ 9,248			$ 9,182			$ 7,967

NET YIELD ON AVERAGE
EARNING ASSETS
(ANNUALIZED)			4.27%			4.34%			3.87%

(1)	Loan totals are loans held for investments and net of unearned income and allowance for loan losses
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

Provision for loan losses for first quarter 2011 decreased to approximately $575,000 compared to $2.0 million first quarter 2010.  Net charge-offs for first quarter 2011 were approximately $298,000 compared to $1.8 million in first quarter 2010.  Allowance for losses on loans as a percent of total loans was 1.52% as of March 31, 2011 compared to 1.56% as of March 2010 and 1.47% as of December 2010.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income decreased approximately $175,000 or 5.2% when comparing first quarters 2011 and 2010.  In each of the first quarters of 2011 and 2010, non-interest income contributed 22.2% of total revenue.

Decreased non-interest income in first quarter 2011 consists of modest declines across various categories of non-interest income other than income from fiduciary activities.  Income from fiduciary activities increased in first quarter 2011 approximately $16,000 or 9.4% compared to first quarter 2010.  Mortgage banking income decreased approximately $25,000 or 13.3% due to smaller volume of mortgage originations in first quarter 2011 compared to first quarter 2010.  Service charges on deposits decreased approximately $35,000 or 2.1% due to decreased fee income related to overdrafts.  Brokerage fees and earnings on bank owned life insurance decreased approximately $9,000 or 2.9% and approximately $8,000 or 4.2%, respectively.  Loss on sale of foreclosed property consists of losses on the sale of other real estate and valuation adjustments made subsequent to foreclosures and totaled approximately $353,000 in first quarter 2011 compared to approximately $16,000 in first quarter 2010.  The increased loss on foreclosed property in 2011 is partially offset by a gain on disposition of property of approximately $273,000 resulting from the sale of the Bank’s real property in Union City, Tennessee.  The Union City property previously served as a limited service facility for the Bank through January 2009.

The largest component of the approximate $40,000 decrease in other non-interest income is an approximate $21,000 decrease in income from White & Associates/First Citizens Insurance LLC in first quarter 2011 compared to first quarter 2010.  Income from the 50% owned insurance subsidiary totaled approximately $197,000, $218,000 and $283,000 in first quarters of 2011, 2010, and 2009, respectively.

The following table compares non-interest income for first quarter of 2011, 2010 and 2009 (dollars in thousands):

QUARTER ENDED MARCH 31,

		% of		% of
	2011	Change	2010	Change	2009
Mortgage banking income	$163	-13.30%	$188	-37.75%	$302
Income for fiduciary activities	187	9.36%	171	3.01%	166
Service charges on deposits accounts	1,607	-2.13%	1,642	4.12%	1,577
Brokerage fees	303	-2.88%	312	12.64%	277
Gain on sale of securities	462	-2.12%	472	-34.81%	724
Loss on sale of foreclosed property	(353)	2106.25%	(16)	-81.40%	(86)
Gain on disposition of property	273	-	-	0.00%	-
Earnings on bank owned life insurance	184	-4.17%	192	-4.95%	202
Other non-interest income	381	-9.50%	421	-7.06%	453
Total non-interest income	$3,207	-5.17%	$3,382	-6.45%	$3,615

No other-than-temporary impairment losses were recognized in first quarter 2011 compared to approximately $164,000 in first quarter 2010.  See Investment Securities section for additional information.

Non-interest expense represents operating expenses of the Company and increased $245,000 or 3.5% first quarter 2011 compared to first quarter 2010.  Salary and benefits expense is the largest component of non-interest expense and increased approximately $53,000 or 1.3% from first quarter 2010 to first quarter 2011.  Average full-time equivalent employees for the Bank were 250 for three months ended March 31, 2011 compared to 248 for three months ended March 31, 2010.

Depreciation and net occupancy expense in first quarter 2011 decreased approximately $13,000 and $20,000, respectively, compared to first quarter 2010.  Data processing (which includes computer services) expense increased approximately $154,000 due to increased processing and maintenance fees on new and enhanced programs and systems including products related to customer relationship management, our core processor, and online banking as well as increased outsourcing of data processing functions such as item processing and network security and maintenance.  Such expenses also continue to increase as a result of efforts to ensure integrity and security of customer data and in order to comply with ever increasing regulatory burdens.

Legal and professional fees totaled approximately $70,000 and $56,000 in first quarter 2011 and 2010, respectively.  These fees relate to legal costs associated with the normal course of business including but not limited to collection efforts on loans and consulting on corporate matters such as regulatory compliance.  Stationary and supplies expense continues its declining trend and totaled approximately $55,000 in 2011 compared to approximately $62,000 and $68,000 in first quarter 2010 and 2009, respectively.

FDIC insurance premium expense is and will continue to be a major component of non-interest expense.  However, expense for FDIC insurance decreased approximately $82,000 in first quarter 2011 compared to first quarter 2010.  In December 2009, the FDIC required the Bank to pre-pay projected assessments for 2010 through 2012 totaling $4.2 million.  The prepaid assessment is reflected in Other Assets and totaled $2.7 million as of March 31, 2011 and $2.9 million as of December 31, 2010.

Other real estate expense for first quarter 2011 was approximately $209,000 compared to approximately $147,000 in first quarter 2010 and $117,000 in first quarter 2009.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $162,000 or 2.17% of other non-interest expense in first quarter 2010 compared to approximately $180,000 or 2.49% of total non-interest expense in first quarter 2009.  All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for first quarter of 2011, 2010 and 2009 (dollars in thousands):

	QUARTER ENDED MARCH 31,
		% of		% of
	2011	Change	2010	Change	2009
Salaries and employee benefits	$ 4,084	1.31%	$ 4,031	10.53%	$ 3,647
Net occupancy expense	419	-4.56%	439	0.23%	438
Depreciation	425	-2.97%	438	-2.45%	449
Data processing expense	497	44.90%	343	21.63%	282
Legal and professional fees	70	25.00%	56	80.65%	31
Stationary and office supplies	55	-11.29%	62	-8.82%	68
Amortization of intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	162	-10.00%	180	34.33%	134
FDIC insurance premium expense	218	-27.33%	300	17.65%	255
Other real estate expense	209	42.18%	147	25.64%	117
Other non-interest expense	1,308	8.82%	1,202	5.90%	1,135
Total non-interest expense	$ 7,468	3.45%	$ 7,219	9.76%	$ 6,577

Changes in Financial Condition

Total assets exceeded $1 billion as of March 31, 2011.  Total assets increased $28.2 million or 2.90% (annualized 11.6%) during first quarter 2011 primarily as a result of a $25 million increase in interest-bearing balance held at the Federal Reserve Bank and $13.6 million increase in available-for-sale investment securities.  Loans balances flattened with a modest decrease of less than $1 million or approximately 0.13% (annualized 0.52%) during first quarter 2011.  The Company remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Total deposits increased by $31.8 million or 4.0% (annualized 16.1%) during first quarter 2011.  Demand deposits increased $9.3 million in first quarter 2011.  Demand deposits have been in excess of $100 million during the first three months of 2011 with an average for the three-month period of $101 million.  Time deposits decreased $1.3 million or less than 1%.  Savings deposits increased $23.9 million or 7.4% (annualized 29.6%) during first quarter 2011.

Securities sold under agreements to repurchase decreased approximately $508,000 or 1.5% since year-end 2010.  Other borrowings decreased $6.6 million or 12.7% in first quarter 2011 due repayment of amortizing and matured FHLB advances.

Capital increased $3.6 million as a result of undistributed net income from first quarter 2011 and increased accumulated other comprehensive income (“AOCI”).  AOCI increased $1.3 million in first quarter 2011 due to overall appreciation in the available-for-sale investment securities portfolio.

Investment Securities

Investment securities are primarily held in the bank’s subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Quarterly average rates for taxable securities for the first quarter end decreased 108 basis points while tax exempt securities decreased 13 basis points compared to prior year’s first quarter.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 65% of total portfolio.  The Company’s goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of $181.7 million as of March 31, 2011.

The carrying value of investment securities as of March 31 for each of the years indicated were as follows (in thousands):

	2011	2010	2009	2008	2007
U. S. Treasury & Government Agencies	$202,276	$153,660	$138,356	$137,241	$129,290
State & Political Subdivisions	105,778	93,531	68,236	53,806	43,773
All Others	405	2,086	1,759	4,599	12,377
Total investment securities	$308,459	$249,277	$208,351	$195,646	$185,440

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Also, there were no securities in the held-to-maturity category as of March 31, 2011 or December 31, 2010.  Amortized cost and fair market value of available-for-sale securities as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies and corporation obligations	$199,824	$202,276	$189,280	$191,443
Obligations of states and political subdivisions:
Taxable securities	1,415	1,323	1,415	1,318
Tax-exempt securities	99,805	104,455	98,359	101,132
U. S. securities:
Other debt securities	2,219	366	2,675	885
Equity securities	23	39	23	45
Total	$303,286	$308,459	$291,752	$294,823

Accumulated other comprehensive income reflects $3.2 million net unrealized gain on securities, net of tax as of March 31, 2011.  During first quarter 2011, net unrealized gains on securities increased $2.1 million from year end 2010 primarily due to increases in overall market values of municipal securities held in the portfolio.  Market value of the investment portfolio was also heavily influenced by U. S. Treasury curve.  The 10-year Treasury rate was 3.47% as of March 2011 compared to 1.02% as of March 2010 and 3.30% as of December 2010.  The two-year Treasury rates were approximately 0.80% as of March 2011 compared to 1.02% in March 2010 and 0.61% at year-end 2010.

In first quarters 2010 and 2011, the Company implemented strategies to realize a portion of unrealized gains on the investment portfolio.  In 2011, the Company sold five bonds totaling $19 million with a realized gain on sale of approximately $462,000.  Proceeds from the transaction were primarily reinvested into 15-year agency MBS.  The effect of this transaction had little impact to the overall risk profile of the portfolio in terms of yield, duration, average maturity and other key metrics.

The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.

The Company held no derivative transactions as of March 31, 2011 or December 31, 2010.

Loans

The following table sets forth total loans held for investment net of unearned income by category for the as of March 31 for the years indicated (in thousands):

	2011	2010	2009	2008	2007
Real estate loans:
Construction	$ 47,297	$ 63,981	$ 93,927	$109,394	$ 90,893
Mortgage	395,482	400,542	379,727	358,969	339,754
Commercial, financial and
agricultural loans	70,155	74,978	78,059	85,635	75,650
Installment loans to individuals	30,381	32,568	34,733	36,450	37,435
Other loans	3,696	4,909	4,716	8,642	6,555
Total loans	$547,011	$576,978	$591,162	$599,090	$550,287

Loans decreased less than $1 million from December 31, 2010 to March 31, 2011 and decreased $30 million from March 31, 2010 to March 31, 2011.  Real estate loans decreased $22 million from March 31, 2010 to March 31, 2011.  Commercial, financial and agricultural loans combined decreased $5 million when comparing March 31, 2011 to March 31, 2010.  Loan demand was slow during 2010 and was flat in first quarter 2011.  The Company has been strategically cautious with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for approximately $443 million or 81% of total loans.  Commercial and residential construction loans comprised $47 million or 9% of the total loans.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction) were the largest category comprising 33% of total loans.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital.  The Bank’s legal lending limit at March 31, 2011 was $14.2 million.  Although the Bank’s legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of March 31, 2011.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to commerce of the Company’s core market in Dyer County, Tennessee, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $67 million of total loans as of March 31, 2011 compared to $72 million as of March 31, 2010.  Net charge-offs of loans in this category totaled approximately $74,000 for first quarter 2011.   There were no charge-offs or recoveries in this category for the quarter ended March 31, 2010.

Non-Performing Loans and Allowance for Loan Losses

Recent economic factors resulting in increased provision for loan losses, charged-off loans and non-performing loans during 2009 and 2010 appear to have stabilized somewhat in the first three months of 2011 as indicated by lower provision for loan losses and charged off loans in first quarter 2011 compared to first quarter 2010.  However, the Company continues to maintain an allowance for loan losses at 1.52% as of March 31, 2011 compared to 1.56% as of March 2010 and 1.47% as of December 2010.

Non-current loans at first quarter end 2011 were 1.25% of total loans compared to 1.39% as of first quarter end 2010.  Non-performing loans have historically been in the range of less than 1% of total loans but have been in the 1% to 2% range over the past two years.  The following table sets forth the balance of non-performing loans as of March 31, for the years indicated (in thousands):

	2011	2010	2009	2008	2007

Non-accrual loans:
Commercial, financial & agricultural	$704	$171	$191	$74	$ 18
Real estate-construction	1,231	3,907	2,917	46	-
Real estate-mortgage	1,969	1,901	4,407	847	311
Installment loans to individuals	241	82	64	3	56
All other loans	67	326	-	27	-
Total non-accrual loans	$4,212	$6,061	$7,579	$970	$385

Loans 90 days past due accruing interest:
Commercial, financial & agricultural	$713	$13	$89	$ -	$ -
Real estate-construction	162	-	413	949	16
Real estate-mortgage	1,757	1,597	2,284	132	687
Installment loans to individuals	-	30	2	6	-
All other loans	-	-	-	-	-
Total loans 90 days past due accruing interest	2,632	1,640	2,788	1,087	703
Total non-current loans	$6,844	$7,701	$10,367	$2,057	$1,088
Total non-current loans as % of total loans	1.25%	1.33%	1.75%	0.34%	0.20%

Troubled debt restructuring
Commercial, financial and agricultural	$ 13	$11	$14	$ 23	$-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	2,767	1,117	1,145	959	-
Installment loans to individuals	40	63	98	-	-
All other loans		-	-	-	-
Total troubled debt restructuring	$ 2,820	$1,191	$1,257	$982	$-
Total troubled debt restructuring as a % of total loans	0.52%	0.21%	0.21%	0.16%	0.00%

Other real estate & other repossessed property	$13,205	$11,035	$5,446	$2,302	$ 1,815
Non-accrual debt securities	165	359	-	-	-
Total non-performing assets	$23,034	$20,286	$17,070	$5,341	$ 2,903
Total non-performing assets as % of total assets	2.30%	2.12%	1.80%	0.60%	0.30%

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.52% for the current quarter and 1.47% at year-end 2010.   The following table recaps activity in the allowance for loan losses in first quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	QUARTER ENDED MARCH 31,
	2011	2010	2009	2008	2007
Average net loans outstanding	$536,078	$ 571,865	$586,378	$585,576	$545,171

Allowance for loan losses:
Balance beginning of period	$ 8,028	$ 8,784	$ 7,300	$6,328	$6,211
Loans charged off	(369)	(1,912)	(1,330)	(453)	(66)
Recovery of previously charged off loans	71	104	60	100	107
Net loans charged-off	(298)	(1,808)	(1,270)	(353)	41
Provision for loan losses	575	2,000	2,400	367	166
Balance at end of period	$ 8,305	$ 8,976	$8,430	$6,342	$6,418

Ratio of net charge-offs to average
net loans outstanding for the quarter	0.06%	0.32%	0.01%	0.01%	0.01%

Net loans charged off in first quarter for each of last five years by category were as follows (dollars in thousands):

	QUARTER ENDED MARCH 31,
	2011	2010	2009	2008	2007
Charge-offs:
Domestic:
Commercial, financial
and agricultural	($100)	($402)	($428)	($54)	($7)
Real estate-construction	(46)	(168)	(503)	(76)	0
Real estate-mortgage	(158)	(1,314)	(313)	(237)	(42)
Consumer loans	(65)	(28)	(86)	(86)	(55)
Total charge-offs	($369)	($1,912)	($1,330)	($453)	($66)

Recoveries:
Domestic:
Commercial, financial
and agricultural	45	36	32	52	74
Real estate-construction	0	0	5	0	6
Real estate-mortgage	11	50	3	10	6
Consumer loans	15	18	20	38	21
Total recoveries	$71	$104	$60	$100	$107
Net charge-offs	($298)	($1,808)	($1,270)	($353)	$41

Other Real Estate

The book value of other real estate owned (“OREO”) was $13.2 million as of March 31, 2011 and $14.7 million at December 31, 2010.  As evidenced by the statement of cash flows, loans totaling approximately $260,000 were transferred from loans into other real estate during first quarter 2011 compared to $1.9 million transferred from loans into other real estate during first quarter 2010.

As of current quarter end, there were over 100 properties in OREO consisting primarily of residential lots, land for development and other commercial purpose properties.  Approximately 84% of the $13.2 million in OREO is located in Shelby County, Tennessee and surrounding counties.  Approximately 12% of the $13.2 million in OREO located in or around Williamson County, Tennessee.  Management continues efforts to market and liquidate OREO with minimal losses.  A lack of consumer confidence in a struggling economy continues to suppress sales of real estate as well as placing ongoing pressure on real estate values.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of acquisition of the property is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Write-downs subsequent to foreclosure and gains or losses on the sale of OREO are reported in Loss on Sale of Foreclosed Property in the Non-Interest Income section of the Consolidated Income Statements.  The net loss on sale or writedown of OREO for first quarter 2011 totaled approximately $353,000 compared to net loss of $16,000 for first quarter 2010.

Other real estate expenses totaled approximately $209,000 in first quarter 2011 compared to approximately $147,000 in first quarter 2010.  Other real estate expenses consist of expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs.

Activity in OREO for first quarter 2011, 2010 and 2009 consisted of the following:

	2011	2010	2009
Beginning balance	$14,734	$10,527	$5,424
Acquisitions	260	2,015	1,557
Capitalized costs	-	-	43
Dispositions	(1,436)	(1,491)	(1,381)
Valuation adjustments through earnings	(353)	(16)	(86)
Ending balance	$13,205	$11,035	$5,557

Liquidity

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Company’s primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 91% of the funding as of March 31, 2011 compared to 86% March 31, 2010 and 90% of year-end 2010.  As of both March 31, 2011 and December 31, 2010, the Company had $23 million in deposit funds from the State of Tennessee.

The Bank participates in Certificate of Deposit Account Registry Service (“CDARS”).  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit (“CDs”) (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank’s ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank’s customers, purchase time deposits (referred to as “One-Way Buy” deposits) or to sell excess deposits (referred to as “One-Way Sell” deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and “One-Way Buy” deposits in the CDARS program totaling $24 million as of March 31, 2011 compared to $20 million as of March 31, 2010 and $25 million as of December 31, 2010.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes and are included in the following brokered deposit balances.  The Bank had $24 million of brokered certificate of deposits comprising 3.0% of total deposits as of March 31, 2010 compared to $24 million or 3.2% of total deposits as of March 31, 2010 and $25 million or 3.0% as of year-end 2010.

The Bank’s liquidity position continues to be strong as modest asset growth has been outpaced by deposit and capital growth.  Also, the Company reduced its reliance on brokered deposits and wholesale borrowings over the past two years.  Securities sold under agreements to repurchase decreased approximately $508,000 in first quarter 2011.  Borrowed funds from the FHLB totaled $35 million or 3.9% of total funding as of March 31, 2011 compared to $66 million or 7.6% of total funding as of March 31, 2010 and $42 million or 4.7% of total funding as of December 31, 2010.  The reduction in borrowings is a result of repayment of matured advances as well as principal payments on amortizing advances.

Appropriate liquidity risk management remains a high priority for the Company especially given current conditions in the banking industry and national economy.  The Company’s liquidity position is strengthened by ready access to a diversified base of wholesale borrowings. These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, FHLB advances, Brokered certificates of deposit, and others.  Rates on wholesale borrowing sources including FHLB advances, overnight federal funds purchased, and brokered deposits continue to be funding sources that offer attractive pricing in the current environment.

As of March 31, 2011, the Bank has available lines of credit for federal fund purchases totaling $54.5 million with four correspondent banks as well as additional borrowing capacity of $73 million with FHLB.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

Capital Resources

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital increased 4% during first quarter 2011 to $92.8 million.  The increase in capital consists of an increase in unrealized gains on available-for-sale securities as well as undistributed net income.  The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of March 31, 2011 was 15.9%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution. Capital as a percentage of total assets for first quarter ended March 31 for the past five years steadily increased as follows (excluding allowance for loan loss):

AS OF MARCH 31,
2011	2010	2009	2008	2007
9.26%	9.11%	8.54%	8.49%	8.30%

Dividends per share were $0.20 per share in first quarter 2011 compared to $0.15 per share in first quarter 2010 and $0.29 in first quarter 2009.  As a precautionary measure, core quarterly dividends beginning second quarter 2009 were reduced from $0.29 to $0.15 in order to preserve capital and strengthen the Company’s capital position to prepare to pursue opportunities for growth as economic conditions improve.  As the Company’s liquidity, capital, and earnings remain strong, the dividend for first quarter 2011 was increased to $0.20 per share.  The dividend payout ratio was 24.20% in first quarter 2011 compared to 25.08% for the first quarter 2010 and 59.08% for first quarter 2009.  The Company anticipates continuing to pay small stable quarterly dividends $0.20 in 2011 and consideration of a special dividend contingent on the Company’s actual and projected earnings and capital levels in December 2011.  The dividend payout ratio for the year ending December 31, 2011 is expected to be in the range of 40-50%, which is within our historical payout range.

The Company has not re-purchased or sold shares of its own stock in the open market during first quarter 2011.  The Company has no formal plans or programs in place to repurchase common stock.

Recently Issued Accounting Standards

In January 2011, the FASB issued ASC Update 2011-1 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This update postponed the effective date to periods ending after June 15, 2011 for certain required disclosures related to troubled debt restructurings that were included in ASC Update 2010-20.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  This standard amends previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  As of March 31, 2011, the Company is in a liability sensitive position in which the Company would likely experience a dilution in net interest margin in a rising rate environment.  Interest rate risk exposures are well within policy limits. Net interest margins remain steady at or above 4.20% the past five quarters.

The current interest rate environment and condition of the financial markets creates a unique scenario with attributes that are difficult to quantify in traditional models.  Management is aware of such issues and attempts to implement conservative and realistic assumptions as much as possible.  Models are back-tested and run under various scenarios to help assist in validating such assumptions.  One example of the uniqueness of this environment is an inability to factor into quantitative models the impact of irrational pricing of retail deposits that has and may continue to occur when interest rates begin rising in the future.  In an upward rate environment, the Bank may find that competitive pressures force greater rate increases than seen in historical trends and traditional rate shock scenarios and may also hinder the ability to push rates any lower in a prolonged low rate environment.  See also the December 31, 2010 Form 10-K for additional discussion of interest rate risk.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2011, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of March 31, 2011 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There were no material legal proceedings filed against the Company or its subsidiaries as of this report date.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES – NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – NONE

ITEM 5.     OTHER INFORMATION – NONE

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

First Citizens Bancshares, Inc.
(Registrant)

Date: May 9, 2011	/s/ Jeffrey D. Agee
Jeffrey D. Agee,
Chief Executive Officer and President

Date: May 9, 2011	/s/Laura Beth Butler
Laura Beth Butler,
Executive Vice President and Chief Financial Officer