Form 10-Q
period 2011-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2011-08-09
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Of the registrant's only class of common stock (no par value), there were 3,608,691 shares outstanding as of July 29, 2011.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(In Thousands)

	June 30, 2011	December 31, 2010
ASSETS	(UNAUDITED)	(1)

Cash and due from banks	$ 13,261	$ 15,628
Federal funds sold	2,187	18,063
Cash and cash equivalents	15,448	33,691
Interest-bearing deposits in other banks	10,338	6,271
Investment securities:
Available-for-Sale, stated at market	324,433	294,823
Loans (excluding unearned income of $287 at June 30, 2011
and $352 at December 31, 2010)	560,051	547,703
Less: allowance for loan losses	8,264	8,028
Net loans	551,787	539,675
Loans held-for-sale	1,861	2,777
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	29,605	30,268
Accrued interest receivable	5,369	5,215
Goodwill	11,825	11,825
Other intangible assets	77	120
Other real estate owned	12,934	14,734
Bank owned life insurance policies	21,951	21,656
Other assets	7,088	7,639
TOTAL ASSETS	$998,400	$974,378

LIABILITIES AND EQUITY

Non-interest bearing demand deposits	$101,780	$100,130
Interest bearing time deposits	366,061	368,636
Interest bearing savings deposits	344,486	323,079
Total deposits	812,327	791,845
Securities sold under agreements to repurchase	35,126	34,309
Short term borrowings	1,000	1,000
Other borrowings	45,535	52,259
Other liabilities	7,244	5,686
Total liabilities	901,232	885,099

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (cont’d)

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

 (In Thousands)

	June 30, 2011	December 31, 2010
	(UNAUDITED)	(1)
Equity
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at June 30, 2011 and 3,717,593
issued and outstanding at December 31, 2010	$ 3,718	$ 3,718
Surplus	15,331	15,331
Retained earnings	73,116	68,696
Accumulated other comprehensive income	5,864	1,896
Total common stock and retained earnings	98,029	89,641
Less-106,603 treasury shares, at cost as of June 30, 2011
and 91,767 treasury shares, at cost as of December 31, 2010	2,916	2,417
Total shareholders' equity	95,113	87,224
Noncontrolling (minority) interest in consolidated subsidiary	2,055	2,055
Total equity	97,168	89,279

TOTAL LIABILITIES AND EQUITY	$998,400	$974,378

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest income:
Interest and fees on loans	$8,692	$ 9,076	$ 17,198	$18,255
Interest on investment securities:
Taxable	1,678	1,551	3,258	3,197
Tax-exempt	1,102	979	2,175	1,952
Dividends	55	56	111	117
Other interest income	22	13	42	26
Total interest income	11,549	11,675	22,784	23,547

Interest expense:
Interest expense on deposits	1,983	2,189	4,025	4,430
Other interest expense	421	902	863	1,852
Total interest expense	2,404	3,091	4,888	6,282

Net interest income	9,145	8,584	17,896	17,265

Provision for loan losses	650	3,050	1,225	5,050

Net interest income after provision	8,495	5,534	16,671	12,215

Non-interest income
Mortgage banking income	121	277	284	465
Income from fiduciary activities	191	186	378	357
Service charges on deposit accounts	1,651	1,763	3,258	3,405
Brokerage fees	339	243	642	555
Earnings on bank owned life insurance	169	128	353	320
Gain (loss) on sale of securities	481	996	943	1,468
Loss on sale of foreclosed property	(452)	(803)	(805)	(819)
Gain on disposition of property	-	-	273	-
Other non-interest income	305	381	686	802
Total non-interest income	2,805	3,171	6,012	6,553

Total other-than temporary impairment losses	$ -	$ (7)	$ -	$ (57)
Portion of loss recognized in other
comprehensive income (before taxes)	-	-	-	114
Net impairment losses recognized in earnings	-	(7)	-	(171)

,

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (cont’d)

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Non-interest expense
Salaries and employee benefits	$ 4,195	2,970	$8,279	$7,001
Net occupancy expense	418	427	837	866
Depreciation expense	448	428	873	866
Data processing expense	378	407	875	750
Legal and professional fees	103	66	173	122
Stationary and office supplies	56	53	111	115
Amortization of intangibles	21	21	42	42
Advertising and promotions	153	172	315	352
FDIC Insurance premium expense	219	300	437	600
Other real estate expense	199	177	408	324
Other non-interest expense	1,256	1,155	2,564	2,357
Total non-interest expense	7,446	6,176	14,914	13,395
Net income before income taxes	3,854	2,522	7,769	5,202
Income taxes	982	501	1,901	1,012
Net income	$2,872	2,021	$5,868	$4,190
Earnings per share	$0.79	$0.56	$1.62	$1.16
Weighted average number of shares outstanding	3,615,477	3,624,913	3,620,623	3,624,862

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

 (In Thousands)

					Accum.
					Other		Non-
	Common Stock			Retained	Compre.	Treasury	Controlling
	Shares	Amount	Surplus	Earnings	Income	Stock	Interests	Total
	(#)	($)	($)	($)	($)	($)		($)
Balance January 1, 2010	3,718	$3,718	$15,331	$63,448	$4,256	$(2,441)	$55	$84,367
Comprehensive income:
Net income, six months ended June 30, 2010				4,190				4,190
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					1,351			1,351
Adjustment of unrealized gain (loss) on
cash flow hedge, net of tax					31			31
Total comprehensive income				4,190	1,382			5,572
Cash dividends paid - $0.30 per share				(1,088)				(1,088)
Treasury stock transactions- net						26		26
Balance June 30, 2010	3,718	$3,718	$15,331	$66,550	$5,638	$(2,415)	$55	$88,877

Balance January 1, 2011	3,718	$3,718	$15,331	$ 68,696	$1,896	$(2,417)	$2,055	$ 89,279
Comprehensive income:
Net income, six months ended June 30, 2011				5,868				5,868
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					3,968			3,968
Total comprehensive income				5,868	3,968			9,836
Cash dividends paid - $0.40 per share				(1,448)				(1,448)
Treasury stock purchases						(499)		(499)
Balance June 30, 2011	3,718	$3,718	$15,331	$73,116	$5,864	$(2,916)	$2,055	$ 97,168

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in Thousands)

	Six months ended
	June 30, 2011	June 30, 2010

Net cash provided by operating activities	$ 1,476	$ 1,580
Investing activities:
Decrease (increase) in interest bearing deposits in banks	4,067	1,926
Proceeds of maturities of available-for-sale securities	23,575	45,925
Proceeds of sales of available-for-sale securities	37,865	44,892
Purchase of available-for-sale securities	(84,494)	(101,848)
Decrease (Increase) in loans-net	(15,391)	2,461
Proceeds from sale of other real estate	2,241	1,778
Proceeds from disposition of property	328	-
Purchases of premises and equipment	(538)	(713)
Net cash (used) by investing activities	(32,347)	(5,579)
Financing activities:
Net increase (decrease) in demand deposits	1,650	(7,764)
Net increase (decrease) in savings deposits	21,407	5,579
Increase (decrease) in time deposits	(2,575)	6,928
Increase (decrease) in other borrowings	(6,724)	(2,262)
Treasury stock transactions, net	(499)	26
Cash dividends paid	(1,448)	(1,088)
Net increase (decrease) in short-term borrowings	817	(156)
Net cash provided by financing activities	12,628	1,263
Increase (decrease) in cash and cash equivalents	(18,243)	(2,736)
Cash and cash equivalents at beginning of period	33,691	27,921
Cash and cash equivalents at end of period	$15,448	$25,185
Supplemental cash flow disclosures:
Interest payments, net	$4,979	$6,567
Income taxes paid, net	1,150	1,150
Transfers from loans to foreclosed assets	1,496	6,683
Transfers from foreclosed assets to loans	254	1,209

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 2011, the consolidated statements of income for the three and six months ended June 30, 2011 and 2010, and the consolidated statements of equity and cash flows for the six-month periods then ended have been prepared by the Company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior year balances have been reclassified to conform to current year presentation.  The consolidated financial statements include all accounts of First Citizens Bancshares, Inc. (the “Company”), and its subsidiary, First Citizens National Bank (the “Bank”).  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in other assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly owned subsidiaries, First Citizens Financial Plus, Inc. and First Citizens Investments, Inc., which are consolidated into its financial statements.  First Citizens Holdings, Inc., a wholly owned subsidiary of First Citizens Investments, Inc., and First Citizens Properties, Inc. are also consolidated into the financial statements.  First Citizens Holdings, Inc. owns approximately 60% of preferred stock and 100% of common stock of First Citizens Properties, Inc.  Directors, executive officers and certain employees and affiliates of the Bank own approximately 40% of the preferred stock which is reported as Noncontrolling Interest in Consolidated Subsidiaries in the Consolidated Balance Sheets of the Company.

The Bank has a 50% ownership interest in two insurance subsidiaries both of which are accounted for using the equity method.  The first is White and Associates/First Citizens Insurance, LLC, which is a general insurance agency offering a full line of insurance products.  The other is First Citizens/White and Associates Insurance Company whose principal activity is credit insurance.  The investments in these subsidiaries are included in Other Assets on the Balance Sheets presented in this report and earnings from these subsidiaries are recorded in Other Non-Interest Income on the Income Statements presented in this report.

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

Note 4 -- Cash Reserves and Interest-Bearing Deposits in Other Banks

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during six months ended June 30, 2011 and the year ended December 31, 2010 were approximately $500,000.  Amounts above the required minimum balance are reported as Interest-Bearing Deposits in Other Banks on the Consolidated Balance Sheets.  Balances in excess of required reserves held at the Federal Reserve Bank as of June 30, 2011 and December 31, 2010 were $8.3 million and $5.3 million, respectively.  Interest-bearing deposits in other banks also include short-term certificates of deposit held in increments that are within FDIC insurance limits and totaled $2.0 million and approximately $975,000 as of June 30, 2011 and December 31, 2010, respectively.

Note 5 – Investment Securities and Derivative Transactions

The amortized cost and fair value of available-for-sale securities as of June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2011:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$207,332	$ 6,261	$ (10)	$213,583
Obligations of states and political subdivisions	105,357	4,997	(110)	110,244
All others	2,243	19	(1,656)	606
Total available-for-sale securities	$314,932	$11,277	$(1,776)	$324,433

As of December 31, 2010:
Securities Available-for-Sale:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$189,280	$3,721	$ (1,558)	$191,443
Obligations of states and political subdivisions	99,774	3,073	(397)	102,450
All others	2,698	22	(1,790)	930
Total available-for-sale securities	$291,752	$6,816	$ (3,745)	$294,823

There were no securities classified as held-to-maturity or trading as of June 30, 2011 or December 31, 2010.

The following table summarizes contractual maturities of debt securities available-for-sale as of June 30, 2011 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Fair Value
Amounts maturing In:
One year or less	$ 3,080	$ 3,114
After one year through five years	8,756	9,256
After five years through ten years	41,280	43,275
After ten years*	261,793	268,746
	$314,909	$324,391
Equity securities	23	42
Total securities	$314,932	$324,433

*This table includes agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) based on contractual maturities (primarily in the After ten years category).  However, the remaining lives of such securities is expected to be much shorter

Gross sales and realized gains (losses) on sale of available-for-sale securities are presented as follows (in thousands):

Six months ended June 30:	Gross Sales	Gains	Losses	Net
2011 - Securities available-for-sale	$ 37,865	$ 943	$ -	$ 943
2010 - Securities available-for-sale	$ 44,892	$ 1,468	$ -	$ 1,468

The following table presents information on securities with gross unrealized losses at June 30, 2011, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less than twelve months		Over twelve months			Total
	Gross		Gross			Gross
	Unrealized	Fair	Unrealized		Fair	Unrealized	Fair
	Losses	Value	Losses		Value	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ (10)	$ 4,524	$ -		$ 21	$ (10)	$ 4,545
Obligations of states and political subdivisions	(110)	8,952	-	*	-	(110)	8,952
Other debt securities	-	-	(1,656)		563	(1,656)	563
Total	$(120)	$13,476	$ (1,656)		$584	$(1,776)	$14,060

*Rounds to less than $1,000.00

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

As of June 30, 2011, the Company had 26 debt securities with unrealized losses, with five of those securities having been in an unrealized loss position for greater than 12 months.  The Company did not intend to sell any such securities in unrealized loss position and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Of the 26 securities, three corporate debt securities accounted for approximately 93% of the gross unrealized losses as of June 30, 2011.  The remaining 23 bonds with unrealized loss positions consisted of 19 municipal bonds and 4 agency MBSs or CMOs.  Securities in an unrealized loss position as of June 30, 2011 have been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts’ reports.  With respect to unrealized losses on municipal and agency and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary as of June 30, 2011.  The unrealized losses on the agency and municipal securities are considered immaterial on an individual basis and in the aggregate and have not been recognized for other-than-temporary impairment.

Three corporate debt securities accounted for $1.7 million of the $1.8 million unrealized loss as of June 30, 2011 and consist of pooled collateralized debt obligation securities that are backed by trust-preferred securities (“TRUP CDOs”) issued by banks, thrifts and insurance companies.  These three bonds were rated below investment grade (BBB) by Moody’s and/or S&P as of June 30, 2011.

The three TRUP CDOs have an aggregate book value of $2.2 million, fair market value of approximately $563,000 and each of the three are the mezzanine or “B” class tranches.  The unrealized losses totaling $1.7 million as of June 30, 2011 are reflected in accumulated other comprehensive income, net of tax.  The following table provides the book and market values of each security as well as information regarding the levels of excess subordination in the securities as of June 30, 2011 (dollars in thousands):

Description	Class	Book Value	Market Value	Actual Over Collateral Ratio (2)	Required Over Collateral Ratio (3)	Actual Over (Under)
Pretsl I	Mezzanine	$866(1)	$352	70.5%	103.0%	-32.5%
Pretsl X	B-2	352(1)	15	60.0%	N/A(4)	N/A
I-Prestsl IV	B-1	1,000	196	104.3%	106.0%	-1.7%

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

Security-specific collateral is used in the assumptions to project cash flows each quarter.  Issuers in default are assumed at zero recovery.  Issuers in deferral are assumed at a 15% recovery beginning two years from deferral date.  Forward interest rates are used to project future principal and interest payments allowing the model to indicate impact of over or undercollateralization for each transaction.  Higher interest rates generally increase credit stress on undercollateralized transactions by reducing excess interest (calculated as the difference between interest received from underlying collateral and interest paid on the bonds).  The discount rate is based on the original discount margin calculated at the time of purchase based on the purchase price.  The original discount margin is then added to the three-month LIBOR to determine the discount rate.  The discount rate is then used to calculate the present value for the then-current quarter’s projected cash flows.  If the present value of the then-current quarter’s projected cash flows is less than the prior quarter or less than the then-current book value of the security, that difference is recorded against earnings as the credit component of other-than-temporary impairment.  No additional credit losses were incurred during the three or six months ended June 30, 2011 and therefore no losses were recognized against earnings during first quarter 2011.

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities for three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance of credit losses on available-for-sale securities	$ -	$ 164	$ -	$ -
Additions for credit losses for which an OTTI loss was not previously recognized	-	-	-	-
Additions for credit losses for which an OTTI loss was previously recognized	-	7	-	171
Balance of credit losses on available-for-sale securities	$ -	$ 171	$ -	$ 171

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 10.

Note 5 – Loans

Performing and non-performing loans by category were as follows as of June 30, 2011 and December 31, 2010 (in thousands):

		Non-
	Performing	Performing*	Total
June 30, 2011:
Commercial, financial and agricultural	$74,721	$ 1,115	$ 75,836
Real estate – construction	44,028	1,388	45,416
Real estate – mortgage	399,567	4,925	404,492
Installment loans to individuals	29,659	244	29,903
All other loans	4,376	28	4,404
Total	$ 552,351	$ 7,700	$ 560,051

December 31, 2010:
Commercial, financial and agricultural	$ 65,428	$869	$66,297
Real estate – construction	48,259	889	49,148
Real estate – mortgage	391,270	3,986	395,256
Installment loans to individuals	31,334	259	31,593
All other loans	5,278	131	5,409
Total	$541,569	$6,134	$547,703

_________________

*Non-Performing loans consist of loans that are on non-accrual status and loans 90 days past due and still accruing interest.

An aging analysis of loans outstanding by category as of June 30, 2011 and December 31, 2010 was as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

As of June 30, 2011:
Commercial, financial and agricultural	$ 196	$ 30	$1,115	$1,341	$74,495	$75,836	$ 535
Real estate – construction	97	419	1,388	1,904	43,512	45,416	0
Real estate – mortgage	1,974	522	4,925	7,421	397,071	404,492	2,528
Installment loans to individuals	86	76	244	406	29,497	29,903	44
All other loans	0	0	28	28	4,376	4,404	0
Total	$2,353	$1,047	$7,700	$11,100	$548,951	$560,051	$3,107

As of December 31, 2010:
Commercial, financial and agricultural	$ 405	$167	$ 716	$ 1,288	$ 65,009	$ 66,297	$ 500
Real estate – construction	368	117	35	520	48,628	49,148	35
Real estate – mortgage	1,093	349	2,238	3,680	391,576	395,256	1,441
Installment loans to individuals	210	81	13	304	31,289	31,593	10
All other loans	-	-	-	-	5,409	5,409	-
Total	$ 2,076	$714	$3,002	$5,792	$541,911	$547,703	$1,986

Loans on non-accrual status as of June 30, 2011 and December 31, 2010 by category were as follows (in thousands):

	June 30, 2011	December 31, 2010
Commercial, financial and agricultural	$ 580	$ 369
Real estate – construction	1,388	854
Real estate – mortgage	2,397	2,545
Installment loans to individuals	200	249
All other loans	28	131
Total	$4,593	$4,148

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans internally rated Grade 1 to Grade 4 are considered “Pass” grade loans with low to average level of risk of credit losses.  Loans rated Grade 5 are considered “Special Mention” and generally have one or more circumstances that require additional monitoring but do not necessarily indicate a higher level of probable credit losses.  Loans rated Grade 6 or higher are loans with circumstances that generally indicate an above average level of risk for credit losses.  Loans by internal risk rating by category as of June 30, 2011 and December 31, 2010 were as follows:

	Grades 1-4	Grade 5	Grades 6-8	Total
June 30, 2011:
Commercial, financial and agricultural	$ 73,327	$ 887	$ 1,622	$ 75,836
Real estate – construction	41,812	1,126	2,478	45,416
Real estate – mortgage	381,425	5,877	17,190	404,492
Installment loans to individuals	29,538	12	353	29,903
All other loans	4,376	-	28	4,404
Total	$530,478	$7,902	$21,671	$560,051

December 31, 2010:
Commercial, financial and agricultural	$ 64,297	$ 71	$ 1,929	$ 66,297
Real estate – construction	45,931	820	2,397	49,148
Real estate – mortgage	373,025	4,912	17,319	395,256
Installment loans to individuals	31,136	14	443	31,593
All other loans	5,278	-	131	5,409
Total	$519,667	$5,817	$22,219	$547,703

Information regarding the Company’s impaired loans for the quarter ended June 30, 2011 and 2010 is as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011:
With no specific allocation recorded:
Commercial, financial and agricultural	$ 20	$ 20	N/A	$ 7	$ 1
Real estate – construction	-	-	N/A	280	-
Real estate – mortgage	3,195	3,195	N/A	2,795	99
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$ 581	$ 581	$ 131	$ 563	$ 16
Real estate – construction	710	710	357	1,095	-
Real estate – mortgage	5,652	5,652	720	5,276	129
Installment loans to individuals	167	167	33	195	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$ 601	$ 601	$ 131	$ 570	$ 17
Real estate – construction	710	710	357	1,375	-
Real estate – mortgage	8,847	8,847	720	8,071	228
Installment loans to individuals	167	167	33	195	-
All other loans	-	-	-	-	-

June 30, 2010:
With no specific allocation recorded:
Commercial, financial and agricultural	$ 281	$ 281	N/A	$ 184	$ -
Real estate – construction	52	52	N/A	301	-
Real estate – mortgage	522	522	N/A	497	-
Installment loans to individuals	26	26	N/A	18	-
All other loans	-	-	N/A	77	-
With allocation recorded:
Commercial, financial and agricultural	$ 491	$ 491	$ 145	$ 394	$ 18
Real estate – construction	6,112	6,112	1,002	6,406	206
Real estate – mortgage	8,276	8,276	430	9,026	229
Installment loans to individuals	76	76	21	174	2
All other loans	95	95	50	334	-
Total:
Commercial, financial and agricultural	$ 772	$ 772	$ 145	$ 578	$ 18
Real estate – construction	6,164	6,164	1,002	6,706	206
Real estate – mortgage	8,798	8,798	430	9,523	229
Installment loans to individuals	102	102	21	192	2
All other loans	95	95	50	412	-

Note 6 – Allowance for Loan Losses

The following table presents the breakdown of the allowance for loan losses by category and the percentage of each category in the loan portfolio to total loans as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	% to Total Loans	Amount	% to Total Loans
Commercial, financial and agricultural	$1,780	13.54%	$944	12.10%
Real estate – construction	1,736	8.11%	1,295	8.97%
Real estate – mortgage	4,306	72.22%	5,299	72.17%
Installment loans to individuals	398	5.34%	462	5.77%
All other loans	44	0.79%	28	0.99%
Total allowance for loan losses	$8,264	100.00%	$8,028	100.00%

An analysis of the allowance for loan losses by loan category for the six months ended June 30, 2011 is as follows (in thousands):

	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance
Allowance for loan losses
Commercial, financial and agricultural	$ 944	($516)	$ 54	$1,298	$1,780
Real estate – construction	1,295	(250)	51	640	1,736
Real estate – mortgage	5,299	(288)	17	(722)	4,306
Installment loans to individuals	462	(97)	40	(7)	398
All other loans	28	0	0	16	44
Total	$8,028	($1,151)	$162	$1,225	$8,264

The allowance for loan losses is comprised of allocations for loans evaluated individually and loans evaluated collectively for impairment.  The allocations of the allowance for loan losses for outstanding loans by category evaluated individually and collectively were as follows as of June 30, 2011 and December 31, 2010 (in thousands):

	Evaluated	Evaluated
	Individually	Collectively	Total
As of June 30, 2011:
Allowance for loan losses
Commercial, financial and agricultural	$ 71	$1,709	$1,780
Real estate – construction	357	1,379	1,736
Real estate – mortgage	720	3,586	4,306
Installment loans to individuals	33	365	398
All other loans	0	44	44
Total	$1,181	$7,083	$8,264

Loans
Commercial, financial and agricultural	$ 601	$75,235	$75,836
Real estate – construction	710	44,706	45,416
Real estate – mortgage	8,847	395,645	404,492
Installment loans to individuals	167	29,736	29,903
All other loans	0	4,404	4,404
Total	$10,325	$549,726	$560,051

	Evaluated	Evaluated
	Individually	Collectively	Total
As of December 31, 2010:
Allowance for loan losses
Commercial, financial and agricultural	$ 50	$ 894	$ 944
Real estate – construction	375	920	1,295
Real estate – mortgage	853	4,446	5,299
Installment loans to individuals	37	425	462
All other loans	-	28	28
Total	$1,315	$6,713	$8,028

Loans
Commercial, financial and agricultural	$500	$65,797	$ 66,297
Real estate – construction	1,583	47,565	49,148
Real estate – mortgage	7,056	388,200	395,256
Installment loans to individuals	200	31,393	31,593
All other loans	-	5,409	5,409
Total	$ 9,339	$538,364	$547,703

Note 7 – Bank Owned Life Insurance

The Bank has a significant investment in bank-owned life insurance policies (“BOLI”) and provides the associated fringe benefit to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $22.0 million and $21.7 million as of June 30, 2011 and December 31, 2010, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $169,000 and $128,000 for second quarters ended June 30, 2011 and 2010, respectively.

The Company adopted guidance in ASC 715-60 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle was recorded January 1, 2008 in the amount of $1.9 million to accrue the post-retirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is reflected in Salaries and Employee Benefits on the Consolidated Income Statements and was approximately $98,000 for the six months ended June 30, 2011 and approximately $86,000 for the six months ended June 30, 2010.   The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.5 million as of June 30, 2011 and $2.4 million as of December 31, 2010.

Note 8 – Goodwill and Intangible Assets

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

Our stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of June 30, 2011.  In the event our stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of June 30, 2011 was $11.8 million or 1.18% of total assets or 12.43% of total capital.

Amortization expense of the other identifiable intangibles was approximately $21,000 for each of first and second quarters in 2011 and 2010.

Note 9 –Borrowings

The Bank has three sources of short-term borrowings, which consist of cash management advances from the FHLB, Treasury, Tax and Loan (“TT&L”) option note, and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

Cash management advances from FHLB are secured by one-to-four family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  There were no short-term borrowings outstanding against this line as of June 30, 2011 or December 31, 2010.

The Bank is an Option B bank in regards to TT&L and up to $1 million in TT&L payments collected can be retained as a short-term option note.  This option note is callable upon demand by the TT&L.  The balance of this line was $1 million as of June 30, 2011 and as of December 31, 2010 and is reported in Short Term Borrowings in the Consolidated Balance Sheets.

The Bank has four correspondent bank federal fund lines of credit available totaling $54.5 million.  There were no federal funds purchased as of June 30, 2011 or December 31, 2010.

The Bank had secured advances from the FHLB totaling $35.2 million as of June 30, 2011 and $41.9 million as of December 31, 2010 that are reported in Other Borrowings on the Consolidated Balance Sheets.  FHLB borrowings are comprised primarily of fixed rate positions with principal due at call date or maturity date with interest rates ranging from 1.15% to 5.09%.  Most of these FHLB borrowings have quarterly call features and maturities range from 2011 to 2019.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  The Bank has one LIBOR based variable rate advance totaling $2.5 million with a rate of 0.24% as of June 30, 2011.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that total $1.2 million as of June 30, 2011 and $1.4 million as of year-end 2010.  These smaller balance advances have rates ranging from 3.34% to 7.05% and maturities range from 2012 to 2019.  Obligations are secured by loans totaling $381 million consisting of the Bank’s entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of $71.2 million as of June 30, 2011.  Of the $35.2 million advances as of June 30, 2011, principal due in twelve months totals $3.4 million.

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

Although for accounting presentation the trust preferred securities are presented as debt (and reported in Other Borrowings on the Consolidated Balance Sheets), the outstanding balance qualifies as Tier I capital for regulatory reporting purposes subject to the limitation that the amount of the securities included in Tier I Capital cannot exceed 25% of total Tier I capital.

The Company is dependent on the profitability of its subsidiaries and their ability to pay dividends in order to service its long-term debt.

Note 10 – Fair Value Measurements

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

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 1% of the portfolio at June 30, 2011 and December 31, 2010.

The markets for TRUP CDOs and other similar securities were not active at June 30, 2011 or December 31, 2010.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at June 30, 2011.  Therefore, low market prices for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer over the past three years.

Given conditions in debt markets for this type of security at June 30, 2011 and December 31, 2010 and the relative inactivity in the secondary and new issue markets, the Company determined:

  Few observable transactions existed and market quotations that were available were not reliable for purposes of determining fair value as of June 30, 2011 or December 31, 2010;

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

The Company’s TRUP CDO valuations were prepared by an independent third party. The third party’s approach to determining fair value involved these steps as of June 30, 2011 and December 31, 2010:

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

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from 1.45% to 22% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

A summary of assets and liabilities as of June 30, 2011 and December 31, 2010 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
June 30, 2011:
Financial assets:
Securities available-for-sale	$ -	$323,870	$ 563	$324,433

December 31, 2010:
Financial assets:
Securities available-for-sale	$ -	$294,384	$ 439	$294,823

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Available-for-sale securities:
Beginning balance	$ 366	$1,641	$ 439	$ 1,727
Total unrealized gains (losses) included in:
Net income	-	(7)	-	(171)
Other comprehensive income	197	(125)	124	(47)
Purchases, sales, issuances and settlements, net	-	-	-	-
Transfers in and (out) of Level 3	-	-	-	-
Ending balance	$563	$ 1,509	$ 563	$ 1,509

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge for three or six months ended June 30, 2011 or 2010.

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

A summary of assets as of June 30, 2011 and December 31, 2010 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
June 30, 2011:
Assets:
Impaired Loans	$ -	$ -	$ 10,325	$ 10,325
Loans held for sale	-	1,861	-	1,861
Other real estate			12,934	12,934

December 31, 2010:
Assets:
Impaired Loans	$ -	$ -	$ 3,687	$ 3,687
Loans held for sale	-	2,777	-	2,777
Other real estate	-	-	14,734	14,734

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$ 15,448	$ 15,448	$ 33,691	$ 33,691
Interest bearing deposits in banks	10,338	10,338	6,271	6,271
Investment securities	324,433	324,433	294,823	294,823
Loans	560,051		547,703
Less: Allowance for loan losses	(8,264)		(8,028)
Net loans	551,787	552,509	539,675	540,479
Loans held for sale	1,861	1,861	2,777	2,777
Accrued interest receivable	5,369	5,369	5,215	5,215
Federal Reserve Bank and Federal
Home Loan Bank stock	5,684	5,684	5,684	5,684
Other real estate	12,934	12,934	14,734	14,734
Bank owned life insurance	21,951	21,951	21,656	21,656

Financial liabilities
Deposits	$812,327	$814,205	$791,845	$793,978
Short-term borrowings	36,126	36,210	35,309	35,402
Other borrowings	45,535	46,953	52,259	52,359
Other liabilities	7,244	7,244	5,686	5,686

Unrecognized Financial Instruments
Commitments to extend credit	$82,710	$82,710	$78,107	$78,107
Standby letters of credit	4,218	4,218	2,752	2,752

Note 11 – Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income as of June 30, 2011 and December 31, 2010 was as follows (in thousands):

	June 30, 2011	December 31, 2010
Unrealized gains (losses) on available-for-sale securities without other-than-temporary impairment, net of tax	$6,957	$2,501
Unrealized gains (losses) on available-for-sale securities with other-than-temporary impairment, net of tax	(1,093)	(605)
Accumulated other comprehensive income	$5,864	$1,896

The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$2,872	$2,021	$5,868	$4,190
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on cash flow hedge*	0	-6	0	31
Net change in unrealized gains (losses) on available-for-sale securities	2,671	333	3,968	1,351
Total other comprehensive income		327	3,968	1,382
Total comprehensive income	$5,543	$2,348	$9,836	$5,572

_________________

*The Company’s only derivative transaction matured in June 2010.  There are no derivative transactions as of June 30, 2011 or December 31, 2010.

Related tax effects allocated to each component of other comprehensive income for the periods presented are as follows (in thousands):

	Before-tax	Tax (Expense)	Net-of-tax
	Amount	or Benefit	Amount
Six months ended June 30, 2011:
Unrealized gains (losses) on cash flow hedge	$ -	$ -	$ -
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	7,373	(2,823)	4,550
Reclassification adjustments for net gains included in net income	(943)	361	(582)
Unrealized gains (losses) on available-for-sale securities, net	6,430	(2,462)	3,968
Net unrealized gains (losses)	$ 6,430	$ (2,462)	$3,968

Six months ended June 30, 2010:
Unrealized gains (losses) on cash flow hedge	$ 50	$ (19)	$ 31
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	3,487	(1,335)	2,152
Reclassification adjustments for net gains included in net income	(1,298)	497	(801)
Unrealized gains (losses) on available-for-sale securities, net	2,189	(838)	1,351
Net unrealized gains (losses)	$ 2,239	$ (857)	$ 1,382

Three months ended June 30, 2011:
Unrealized gains (losses) on cash flow hedge	$ -	$ -	$ -
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	4,810	(1,842)	2,968
Reclassification adjustments for net gains included in net income	(481)	184	(297)
Unrealized gains (losses) on available-for-sale securities, net	4,329	(1,658)	2,671
Net unrealized gains (losses)	$ 4,329	$ (1,658)	$ 2,671

Three months ended June 30, 2010:
Unrealized gains (losses) on cash flow hedge	$ (10)	$ 4	$ (6)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	1,838	(704)	1,134
Reclassification adjustments for net gains included in net income	(1,298)	497	(801)
Unrealized gains (losses) on available-for-sale securities, net	540	(207)	333
Net unrealized gains (losses)	$ 530	$ (203)	$ 327

Note 12 Subsequent Events

The Company has reviewed subsequent events through August 9, 2011, the date the financial statements were available to be issued.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of June 30, 2011, total assets were $998 million which was an increase of $24 million or 2.5% since year-end 2010.  Growth in 2011 consists of $4 million increase in interest bearing deposits in other banks, $30 million increase in available-for-sale securities, and $12 million increase in loans.  Growth in these asset categories was offset by $18 million decrease in cash and cash equivalents and $2 million decrease in other real estate owned (“OREO”).  During first six months of 2011, total liabilities increased $16 million consisting primarily of $20 million increase in deposits partially offset by $7 million decrease in other borrowings.  Total equity increased $8 million in first six months of 2011 due to undistributed net income and increased appreciation on available-for-sale securities reflected in accumulated other comprehensive income.

Net income for first six months of 2011 totals $5.9 million compared to $4.2 million for six months ended June 30, 2010.  Earnings per share were $1.62 for the six months ended June 30, 2011 compared to $1.16 for the six months ended June 30, 2010.  The 40% increases in net income and earnings per share are attributable to $3.8 million decrease in provision for loan losses and approximately $630,000 increase in net interest income.  Increased net interest income was driven by lower interest expense of $1.4 million that more than offset the approximate $763,000 decrease in interest income.  Non-interest income decreased approximately $541,000 in first six months of 2011 compared to first six months of 2010. The largest component of decrease non-interest income is approximately $525,000 decrease in gain on sale of available-for-sale securities.  The Company recognized no net other-than-temporary impairment charges in earnings for the six months ended June 30, 2011 compared to approximately $171,000 for the six months ended June 30, 2010.   Non-interest expense increased $1.5 million in six months ended June 30, 2011 compared to June 30, 2010 due primarily to increased employee benefit accruals for incentives and retirement contributions.

Provision for loan losses totaled $1.2 million for first two quarters 2011 compared to a provision of $5.1 million first two quarters of 2010.  Net loans charged off for first six months of 2011 totaled approximately $989,000 compared to $5.7 million in first six months of 2010.  Reserve for losses on loans as a percent of total loans was 1.48% as of June 30, 2011 compared to 1.41% as of June 30, 2010 and 1.47% as of December 31, 2010.

Net income for second quarter 2011 was approximately $851,000 more than second quarter 2010.  Provision for loan losses decreased $2.4 million when comparing second quarter 2011 to second quarter 2010.   In comparing results of operations for second quarter 2011 to second quarter 2010, net interest income increased approximately $561,000, non-interest income decreased approximately $366,000 and non-interest expense increased $1.3 million.

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratio for the quarter ended June 30, 2011, 2010 and 2009 was 59.75%, 50.41%, and 63.29%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio is 8.05% as of the quarter ended June 30, 2011 compared to 7.50% and 7.24% as of the quarters ended June 30, 2010 and 2009, respectively.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows for the quarter ended June 30, 2011, 2010 and 2009:

	2011	2010	2009
Efficiency ratio:
Net interest income(1)	$9,657	$9,087	$ 8,482
Non-interest income(2)	2,805	3,164	3,007
Total revenue	12,462	12,251	11,489

Non-interest expense	7,446	6,176	7,271
Efficiency ratio	59.75%	50.41%	63.29%

Tangible common equity ratio:
Total equity capital	$97,168	$88,877	$79,315
Less:
Accumulated other comprehensive income	5,864	5,638	1,348
Goodwill	11,825	11,825	11,825
Other intangible assets	77	162	246
Tangible common equity	$79,402	$71,252	$65,896

Total assets	$998,400	$962,552	$922,584
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	77	162	246
Tangible assets	$986,498	$950,565	$910,513

Tangible common equity ratio	8.05%	7.50%	7.24%

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

  Concentrations within our loan portfolio;

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

Goodwill

The Company’s policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that could potentially impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value as part of the goodwill test are critical because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.  For more information, see Note 8 in the Consolidated Financial Statements included elsewhere this Quarterly Report on Form 10-Q.

Results of Operations

Results of operations for second quarter 2011 compared to second quarter 2010 reflect strong net interest margin and decreased provision for loan losses and losses.  Key performance metrics for the Company reflect strategic efforts to preserve capital the past two years compared to previous years. Such key metrics for the six months ended June 30 for the years presented were as follows:

	2011	2010	2009	2008	2007
Net Income to Average Total Assets	1.20%	0.88%	0.89%	0.99%	1.02%
Net Income to Average Total Equity	12.75%	9.72%	10.29%	11.78%	12.16%
Dividends Declared to Net Income (per share)	24.69%	25.97%	39.39%	47.82%	49.57%
Average Equity to Average Total Assets*	10.22%	10.02%	9.50%	9.10%	9.19%

                    *Represents primary capital including the allowance for loan losses.

Earnings per share increased $0.46 or 40.0% when comparing the first six months of 2011 and 2010 and increased $0.23 per share or 41.7% when comparing three months ended June 30, 2011 and 2010.  The increase in earnings per share in both year-to-date and quarter-to-date June 30, 2011 is primarily attributable to decreased provision for loan losses and losses in 2011 compared to 2010.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased approximately $561,000 or 6.5%, when comparing second quarter 2011 to second quarter 2010.  The net yield on average earning assets for the second quarters of 2011 and 2010 decreased 33 basis points.  Cost of interest bearing liabilities decreased 40 basis points from 1.61% in second quarter 2010 to 1.21% in second quarter 2011.  Net interest margin for second quarter 2011 was 4.35%, which reflects an increase of 5 basis points above second quarter 2010 and increased 7 basis points compared to 4.28% for the year ended December 31, 2010.  Second quarter 2011 net interest margin improved as cost of interest-bearing liabilities decreased more than the decreased yield on interest-earning assets.  The Company has historically maintained stable net interest margins in the range of 3.50% to 4.00% as federal funds rates fluctuated between 0.00% and 5.25%.  However, during the unique historically low extended low rate period during the past three years, net interest margins have steadily improved and been maintained above 4.0% due to the Company’s ability to re-price liabilities downward at a faster pace than declining yields on earning assets.

Average earning assets to total average assets was 89% for the quarter ended June 30, 2011.  Average earning assets to average total assets has historically been less than 90% as dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $51.6 million or 5.2% of total assets as of June 30, 2011.  Dilution is also caused by the level of OREO maintained since 2009 (see detail section below titled “Other Real Estate”).

Average interest-bearing deposits in second quarter 2011 compared to the same period in 2010 reflect an increase of $53.4 million or 8.1%.  Cost of interest bearing deposits decreased 22 basis points from second quarter 2010 to second quarter 2011.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	QUARTER ENDING JUNE 30,
	2011			2010			2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans(1)(2)(3)	$548,354	$8,692	6.34%	$567,617	$9,076	6.40%	$585,686	$9,470	6.47%
Taxable investment securities	207,282	1,678	3.24%	169,570	1,606	3.79%	148,791	1,840	4.95%
Tax-exempt investment securities(4)	106,724	1,670	6.26%	92,787	1,483	6.39%	73,858	1,215	6.58%
Interest earning deposits in banks	16,475	14	0.34%	1,054	2	0.76%	803	5	2.49%
Federal funds sold	8,679	7	0.32%	13,934	11	0.32%	7,371	7	0.38%
Total interest earning assets	887,514	12,061	5.44%	844,962	12,178	5.77%	816,509	12,537	6.14%
Cash and due from banks	13,405			16,997			15,137
Bank premises and equipment	29,809			30,505			31,329
Other non-earning assets	66,483			65,951			54,372
Total Assets	997,211			958,415			917,347

LIABILITIES AND EQUITY
Interest bearing deposits	714,027	1,983	1.11%	660,619	2,189	1.33%	626,397	3,009	1.92%
Other interest bearing liabilities	79,124	421	2.13%	109,158	902	3.31%	117,082	1,046	3.57%
Total interest bearing liabilities	793,151	2,404	1.21%	769,777	3,091	1.61%	743,479	4,055	2.18%
Non-interest bearing demand deposits	103,333			94,781			87,323
Other non-interest bearing liabilities	6,026			6,086			6,274
Total liabilities	902,510			870,644			837,076
Total equity	94,701			87,771			80,271
Total liabilities and equity	$997,211			$958,415			$917,347
Net interest income		$9,657			$9,087			$8,482
Net yield on average earning assets			4.35%			4.30%			4.16%

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

Provision for loan losses for second quarter 2011 decreased to approximately $650,000 compared to $3.1 million in second quarter 2010.  Net charge-offs for second quarter 2011 were approximately $670,000 compared to $3.9 million in 2010 and approximately $376,000 in second quarter 2009.  Allowance for losses on loans as a percent of total loans was 1.48% as of June 2011 compared to 1.41% as of June 2010, and 1.47% as of December 2010.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income decreased 11.5% when comparing second quarters 2011 and 2010.  In second quarter of 2011, non-interest income contributed 19.5% to total revenue compared to 21.4% for the same period last year.

Decreased non-interest income in second quarter 2011 is due to approximately $515,000 reduction in gains on sale of available-for-sale securities.  See additional information in Investment Securities section below.  Mortgage banking income decreased approximately $156,000 due to smaller volume of mortgage originations in second quarter 2011 compared to second quarter 2010.  Income from fiduciary activities and brokerage fees increased modestly in second quarter 2011 approximately $5,000 and $96,000, respectively, as compared to second quarter 2010.  Service charges on deposits decreased approximately $111,000 due to lower fee income related to overdrafts in second quarter 2011 compared to second quarter 2010.  Increased earnings on bank owned life insurance of approximately $40,000 is a result of overall improvement in yields in the current quarter.  Losses on sale (or write down) of foreclosed property totaled approximately $452,000 in second quarter 2011 compared to approximately $803,000 in second quarter 2010.

The decrease of approximately $76,000 in other non-interest income primarily relates to a decrease of approximately $89,000 in income from White & Associates/First Citizens Insurance LLC in second quarter 2011 compared to second quarter 2010.  Lower earnings from the insurance subsidiary are partially due to negative impact of recently enacted legislation related to health insurance and crop insurance.  Income from the insurance subsidiary totaled approximately $114,000, $202,000, and $261,000 in second quarters of 2011, 2010, and 2009, respectively.  The following table compares non-interest income for second quarter of 2011, 2010 and 2009 (dollars in thousands):

	2011	% Change	2010	% Change	2009
Mortgage banking income	$ 121	-56.32%	$ 277	-16.31%	$ 331
Income for fiduciary activities	191	2.69%	186	-15.45%	220
Service charges on deposits accounts	1,652	-6.30%	1,763	1.91%	1,730
Brokerage fees	339	39.51%	243	-28.11%	338
Gain (loss) on sale of securities	481	-51.71%	996	-5958.8%	(17)
Loss on sale of foreclosed property	(452)	-43.71%	(803)	338.80%	(183)
Earnings on bank owned life insurance	168	31.25%	128	-42.08%	221
Other non-interest income	305	-19.95%	381	-9.29%	420
Total non-interest income	$2,805	-11.54%	$3,171	3.63%	$3,060

Other-than-temporary impairment has been recognized on two available-for-sale securities during first six months of 2010.  One of the two securities also had a small credit loss of approximately $7,000 in second quarter 2010.  The credit loss component of the impairment recorded against earnings was approximately $171,000 for the two quarters ended June 30, 2010 compared to approximately $53,000 for first two quarters of 2009.  No other-than-temporary impairment charges were recognized in earnings for the three or six months ended June 30, 2011.  See Investment Securities section for additional information.

Non-interest expense represents operating expenses of the Company that increased $1.3 million or 20.6% second quarter 2011 compared to second quarter 2010.  Salary and benefits expense is the largest component of non-interest expense and increased $1.2 million or 40% in second quarter 2011 compared to second quarter 2010 as employee benefit expense accruals for incentive compensation and retirement contributions were lowered in 2010 to help offset increased provision for loan losses and other real estate expenses incurred during second quarter 2010.  Incentive and retirement contribution accruals increased approximately $1.0 million in second quarter 2011 compared to second quarter 2010.  The majority of employees receive performance-based incentives based on factors designed to achieve strategic goals and are balanced for risk and reward.  Such factors are aligned with strategic objectives and include achievement of a certain ROE level, accomplishing annual budget goals, and attainment of business development goals, asset quality goals, and other metrics applicable to the individual’s job responsibilities.  Contributions to the Company’s Employee Stock Ownership Plan (ESOP) are discretionary and thus, may be lowered or eliminated in accordance with the plan documents.

Depreciation and net occupancy expense are consistent with prior year expenses with modest 2% decrease in net occupancy and 4% increase in depreciation expense.  Purchases of fixed assets in first six months of 2011 totaled approximately $538,000 compared to approximately $713,000 in first six months of 2010.  Data processing (which includes computer services) expense also decreased modestly by approximately $29,000.   Data processing year-to-date through June 30, 2011 reflects a 16% increase which reflects increased costs associated with strategic efforts to ensure integrity and security of customer data, improve efficiency of operations and in order to comply with ever increasing regulatory burdens.

Expense for FDIC insurance decreased approximately $81,000 in second quarter 2011 compared to second quarter 2010.  In December 2009, the FDIC required the Bank to pre-pay projected assessments for 2010 through 2012 totaling $4.2 million.  The prepaid assessment is reflected in Other Assets and totals $2.5 million as of June 30, 2011.

Other real estate expense for second quarter 2011 was approximately $199,000 compared to approximately $177,000 in second quarter 2010.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $153,000 or 2.05% of non-interest expense in second quarter 2011 compared to approximately $172,000 or 2.8% of non-interest expense in second quarter 2010.  Marketing and advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for second quarter of 2011, 2010 and 2009 (dollars in thousands):

	2011	% Change	2010	% Change	2009
Salaries and employee benefits	$4,195	41.25%	$2,970	-24.27%	$3,922
Net occupancy expense	418	-2.11%	427	-1.16%	432
Depreciation	448	4.67%	428	-7.16%	461
Data processing expense	378	-7.13%	407	42.81%	285
Legal and professional fees	103	56.06%	66	135.71%	28
Stationary and office supplies	56	5.66%	53	-1.85%	54
Amortization of intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	153	-11.05%	172	4.88%	164
FDIC insurance premium expense	219	-27.00%	300	-56.90%	696
Other real estate expenses	199	12.43%	177	121.25%	80
Other expenses	1,256	8.74%	1,155	2.39%	1,128
Total non-interest expense	$7,446	20.56%	$6,176	-15.06%	$7,271

Changes in Financial Condition

Total assets increased $24.0 million or 2.5% during the first six months of 2011.  Loans, net of the allowance for loan losses, increased by $12.1 million or approximately 2.2% during first two quarters of 2011 primarily attributable to seasonality of agriculture production loans.  The Company continues to fund loans but remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.  The Company also shifted funds from cash and cash equivalents which decreased $18.2 million to investment securities and interest-bearing deposits in other banks.  Investment securities increased $29.6 million or 10% during six months ended June 30, 2011. Interest bearing deposits at other banks increased $4.1 million as a result of maintaining a higher balance at the Federal Reserve Bank rather than daily federal funds sold at correspondent banks as part of the Bank’s strategic risk management of balances held at correspondent banks and net interest margin.

Total deposits increased $20.5 million or 2.6% during first six months of 2011.  Demand deposits increased $1.7 million or 1.7% during the first six months of 2011.  Demand deposits continue to fluctuate and exceeded the historical range of $85 million to $105 million.  In 2011, month-to-date average demand balances were in the range of $97 million to $105 million and the year-to-date daily average through June 30, 2011 was $102 million.  Time deposits decreased $2.6 million or 0.7% during the first six months of 2011.  Savings deposits increased $21.4 million or 6.6% during six months ended June 30, 2011.  Seasonality of municipal deposits contributed to the overall increase of approximately $20.5 million in total deposits.

Securities sold under agreements to repurchase increased approximately $817,000 or 2.4% since year-end 2010.  Other borrowings decreased $6.7 million or 12.9% in first two quarters of 2011 as a result of principal reductions on amortizing and repayment of matured FHLB advances.

Investment Securities

Investment securities are primarily held in the bank’s subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Quarterly average rates for taxable securities for second quarter end 2011 decreased 55 basis points and tax-exempt securities decreased 13 basis points compared to second quarter 2010.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 66% of total portfolio.  The Company’s goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of $194 million as of June 30, 2011.

The carrying value of investment securities as of June 30 for each of past five years are summarized as follows (in thousands):

	2011	2010	2009	2008	2007

U. S. Treasury & government agencies	$213,583	$170,206	$143,530	$137,100	$130,556
State & political subdivisions	110,244	92,222	76,783	54,244	45,850
All others	606	1,949	1,935	4,112	6,876
Total investment securities	$324,433	$ 264,377	$222,248	$195,456	$183,282

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Also, there were no securities in the held-to-maturity category as of June 30, 2011 or December 31, 2010.  Amortized cost and fair market value of available-for-sale securities as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies and corporation obligations	$207,332	$213,583	$189,280	$191,443
Obligations of states and political subdivisions:
Taxable securities	1,415	1,402	1,415	1,318
Tax-exempt securities	103,942	108,842	98,359	101,132
U. S. securities:
Other debt securities	2,220	564	2,675	885
Equity securities	23	42	23	45
Total	$314,932	$324,433	$291,752	$294,823

Accumulated other comprehensive income reflects $5.9 million and $1.9 million net unrealized gain on securities, net of tax as of June 30, 2011 and December 31, 2010, respectively.  During first six months of 2011, net unrealized gain (pre-tax) on securities increased $6.4 million from year end 2010 to June 30, 2011 as overall market values of agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMOs) and municipal securities held in the portfolio improved.  The impact of the current bond market environment consists of overall strong market values but lower re-investment yields.  Market values in the investment portfolio are also heavily influenced by U. S. Treasury curve.  The 10-year Treasury rate was 3.22% as of June 2011 compared to 2.97% as of June 2010 and 3.30% as of December 2010.  The two-year Treasury rates were approximately 0.50% in June 2011 compared to 0.61% in June 2010 and 0.61% at year-end 2010.

In 2010 and 2011, the Company implemented strategies to realize portions of the unrealized gain on the investment portfolio.  In the six months ended June 30, 2011, the Company executed two transactions totaling $37.9 million with a realized gain on sale of approximately $943,000.  Proceeds from the sales were reinvested primarily into 10-year and 15-year agency MBS or CMO.  The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.  The effect of these transactions did not significantly change key metrics of the portfolio such as yield, short-term cash flow, price sensitivity, rate shock scenarios, etc.

Investments totaling approximately $44.9 million were sold in first six months of 2010 at a realized gain of $1.5 million.  Proceeds from the sale of investments were reinvested into securities consisting of agency MBS and CMO as well as municipal securities.

Loans

The following table sets forth total loans held for investment net of unearned income by category for the past five years (in thousands):

	2011	2010	2009	2008	2007
Real estate-construction	$ 45,416	$ 55,433	$ 76,337	$109,788	$ 91,707
Real estate mortgage	404,492	401,261	402,071	381,407	349,239
Commercial, financial and agricultural	75,836	82,388	81,614	91,291	81,086
Consumer installment	29,903	32,021	34,351	36,928	37,357
Other	4,404	4,552	4,824	10,906	6,631
Total loans	$560,051	$575,655	$599,197	$630,320	$566,020

Loans increased $12.1 million from December 31, 2010 to June 30, 2011 but decreased $15.6 million from June 30, 2010 to June 30, 2011.  Total real estate loans decreased $6.8 million from June 30, 2010 to June 30, 2011.  Commercial, financial and agricultural loans decreased $6.6 million and consumer installment loans decreased $2.1 million when comparing June 30, 2011 to June 30, 2010.  Loan demand continues to be slow in 2011 and the Company remains strategically cautious with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for approximately $450 million or 80.3% of total portfolio.  Commercial and residential construction loans have been on a declining trend since 2008 comprising $45.4 million or 8.1% of total loans as of June 2011 compared to $55.4 million or 9.6% as of June 2010.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction and home equity lines of credit) were the largest category comprising $181 million or 32.4% of loans as of June 30, 2011 compared to $204 million or 35% of total loans as of June 30, 2010.

Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company strives to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital.  The Bank’s legal lending limit at June 30, 2011 was $14.5 million.  Although the Bank’s legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of June 30, 2011.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating approximately $75-$85 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $77 million of total loans as of June 30, 2011 and $76 million as of June 30, 2010.  Net charge-offs in this category were approximately $76,000 for the six months ended June 30, 2011.  There were no charge-offs or recoveries in this category for the quarter or six months ended June 30, 2010.

Non-Performing Loans and Allowance For Loan Losses

The Company continues to battle the effects of current economic factors including but not limited to declining real estate values and unemployment.  While overall conditions deteriorated during the economic recession, the impact in our markets appears to have been less severe overall than at the national level and was primarily concentrated in residential construction and land development loans in and around Shelby County.  Credit quality deterioration in this sector of the portfolio appears to have stabilized as evidenced by the reduction in net loans charged off in and decreased level of loans transferred to OREO for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Non-current loans at second quarter end 2011 were 1.38% of total loans compared to 0.79% and 2.02% as of second quarter end 2010 and 2009, respectively.  Non-performing loans have been in the 1% to 2% range over the past three years.  Directionally consistent with the level of past due loans, the allowance for loan losses as a percentage of total loans was 1.48%, 1.41% and 1.48%  as of June 30, 2011, 2010 and 2009, respectively.  The following table sets forth the balance of non-performing loans as of June 30, for the years indicated (in thousands):

	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial, financial & agricultural	$ 627	$ 522	$ 298	$ 581	$ 15
Real estate-construction	1,388	1,280	3,489	45	0
Real estate-mortgage	2,397	1,485	4,990	859	248
Installment loans to individuals	200	61	38	48	72
Total non-accrual loans	$4,612	$3,348	$8,815	$1,533	$335

Loans 90 days past due accruing interest:
Commercial, financial & agricultural	$ 535	$ -	$29	$38	$27
Real estate-construction	-	-	609	46	-
Real estate-mortgage	2,528	1,164	2,469	1,896	1,488
Installment loans to individuals	44	50	3	53	36
Total loans 90 days past due accruing interest	3,107	1,214	3,110	2,033	1,551
Total non-current loans	$7,719	$4,562	$11,925	$3,566	$1,886
Total non-current loans as % of total loans	1.38%	0.79%	2.02%	0.60%	0.34%

Troubled debt restructuring
Commercial, financial and agricultural	$ 12	$20	$22	$29	$-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	2,752	3,002	1,137	1,145	-
Installment loans to individuals	48	84	107	83	-
Total troubled debt restructuring	$2,812	$3,106	$1,266	$1,257	$-
Total troubled debt restructuring as a % of total loans	0.50%	0.54%	0.21%	0.21%	0.00%

Other real estate & other repossessed property	$12,934	$13,344	$4,425	$3,110	$2,457
Non-accrual debt securities	367	19	-	-	-
Total non-performing assets	$23,832	$21,031	$17,616	$7,933	$4,343
Total non-performing assets as % of total assets	2.39%	2.20%	1.90%	0.90%	0.50%

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.48% as of June 30, 2011 compared to 1.41% as of June 30, 2010 and 1.47% at year-end 2010.  The following recaps activity in the allowance for the first two quarters for each of the past five year and the allowance for loan losses as a percent of total loans as of June 30 for each of the years presented:

	YEAR-TO-DATE ENDED JUNE 30,
	2011	2010	2009	2008	2007
Allowance for loan losses:
Beginning of period balance	$8,028	$8,784	$7,300	$6,328	$6,211
Loans charged off	(1,151)	(5,903)	(1,869)	(701)	(477)
Recovery of loans previously charged off	162	171	223	198	169
Net loans charged-off	(989)	(5,732)	(1,646)	(503)	(308)
Provision for loan losses	1,225	5,050	3,200	1,108	333
End of period balance	$8,264	$8,102	$8,854	$6,933	$6,236

Loans, end of period balance	$560,051	$575,523	$599,197	$630,320	$563,051
Allowance for loan losses as % of total loans	1.48%	1.41%	1.48%	1.10%	1.11%

The following table recaps activity in the allowance for loan losses in second quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	QUARTER ENDED JUNE 30,
	2011	2010	2009	2008	2007
Average net loans outstanding	$548,354	$567,617	$585,686	$608,261	$553,890
Allowance for loan losses:
Beginning of period balance	$8,305	$8,976	$8,430	$6,342	$6,418
Loans charged off	(782)	(3,989)	(539)	(248)	(411)
Recovery of loans previously charged off	91	65	163	98	62
Net loans charged-off	(691)	(3,924)	(376)	(150)	(349)
Provision for loan losses	650	3,050	800	741	167
End of period balance	$8,264	$8,102	$8,854	$6,933	$6,236
Ratio of net charge-offs during the quarter to average net loans outstanding	0.13%	0.69%	0.06%	0.02%	0.06%

Net loans charged off in second quarter for each of last five years by category were as follows (dollars in thousands):

	QUARTER ENDED JUNE 30,
	2011	2010	2009	2008	2007
Charge-offs:
Domestic:
Commercial, financial & agricultural	($416)	($244)	($209)	($26)	($68)
Real estate-construction	(204)	(3,456)	(14)	(143)	(93)
Real estate-mortgage	(130)	(223)	(204)	(44)	(138)
Installment loans to individuals	(32)	(66)	(112)	(35)	(112)
Total charge-offs	($782)	($3,989)	($539)	($248)	($411)

Recoveries:
Domestic:
Commercial, financial & agricultural	$9	$25	$9	$6	$2
Real estate-construction	51	9	94	0	10
Real estate-mortgage	6	10	31	61	32
Installment loans to individuals	25	21	29	30	18
Total recoveries	91	65	163	97	62
Net loans charged off	($691)	($3,924)	($376)	($151)	($349)

Other Real Estate

The book value of other real estate owned (“OREO”) was $12.9 million as of June 30, 2011 and $14.7 million at December 31, 2010.  As evidenced by the statement of cash flows, loans totaling $1.5 million were transferred from loans into other real estate during first two quarters of 2011 compared to $6.7 million transferred from loans into other real estate during first two quarters of 2010.

As of current quarter end, there were over 100 properties in OREO consisting primarily of residential lots, land for development and other commercial purpose properties.  Approximately 86% of the $11.1 million in OREO is located in Shelby County, Tennessee and surrounding counties.  Approximately 10% or $1.4 million in OREO is located in or around Williamson County, Tennessee.  Management continues efforts to market and liquidate OREO with minimal losses.  A lack of consumer confidence in a slowly recovering economy continues to suppress sales of real estate as well as placing ongoing pressure on real estate values.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of acquisition of the property is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Write-downs subsequent to foreclosure and gains or losses on the sale of OREO are reported in Loss on Sale of Foreclosed Property in the Non-Interest Income section of the Consolidated Income Statements.  The net loss on sale or writedown of OREO for first two quarters of 2011 totaled approximately $805,000 compared to net loss of $819,000 for first two quarters of 2010.

Other real estate expenses totaled approximately $408,000 in six months ended June 30, 2011 compared to approximately $324,000 in six months ended June 30, 2010.  Other real estate expenses consist of expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs.

Activity in OREO for second quarter 2011, 2010 and 2009 consisted of the following:

	2011	2010	2009
Beginning balance	$13,205	$11,035	$5,557
Acquisitions	1,236	4,668	334
Capitalized costs	4	10	169
Dispositions	(1,059)	(1,566)	(1,452)
Valuation adjustments through earnings	(452)	(803)	(183)
Ending balance	$12,934	$13,344	$4,425

Liquidity

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Bank’s liquidity position continues to be stable as asset growth remains strategically controlled in the 2%-5% range.  The Company’s primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 90% of total funding as of June 30, 2011 compared to 87% as of June 30, 2010 and 90% as of year-end 2010.  As of June 30, 2010, the Company had $23 million in deposit funds from the State of Tennessee.

The Bank participates in Certificate of Deposit Account Registry Service (“CDARS”).  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit (“CDs”) (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank’s ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank’s customers, purchase time deposits (referred to as “One-Way Buy” deposits) or to sell excess deposits (referred to as “One-Way Sell” deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and “One-Way Buy” deposits in the CDARS program totaling $27 million as of June 30, 2011 and 2010 and $26 million as of December 31, 2010.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes and are included in the following brokered deposit balances.  The Bank had $27 million of brokered certificate of deposits comprising 3.3% of total deposits as of June 30, 2011 compared to $28 million or 3.8% of total deposits as of June 30, 2010 and $26 million or 3.2% as of year-end 2010.

Borrowed funds from the FHLB totaled $35 million and accounted for 3.9% of total funding as of June 30, 2011 and $42 million or 4.7% of total funding as of December 31, 2010.  The decrease in FHLB advances was due to repayment of matured advances and reduction in amortizing advances totaling $6.7 million since year end 2010.

Appropriate liquidity risk management remains a high priority for the Company.  The Company’s liquidity position is strengthened by ready access to a diversified base of wholesale borrowings.  These include correspondent borrowings, federal funds purchased, securities sold under agreements to repurchase, FHLB advances, brokered certificates of deposit, and others.  Rates on wholesale borrowing sources including FHLB advances, overnight federal funds purchased, and brokered deposits continue to be funding sources that offer attractive pricing in the current environment.

As of June 30, 2011, the Bank has available lines of credit for federal fund purchases totaling $54.5 million with four correspondent banks as well as additional borrowing capacity of $71 million with FHLB.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

Capital Resources

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital on June 30, 2011 was $97.2 million, up 8.8% from $89.3 million on December 31, 2010.  The increase in capital consists of an increase in unrealized gains on available-for-sale securities as well as undistributed net income.  The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of June 30, 2011 was 15.9%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution. Capital as a percentage of total assets for second quarter is presented in the following table for the years indicated (excluding loan loss reserves):

2011	2010	2009	2008	2007
9.73%	9.23%	8.60%	7.92%	8.26%

Dividends were $0.20 per share in second quarter 2011 compared to $0.15 per share in second quarter 2010 and 2009.  As a precautionary measure beginning second quarter 2009, core quarterly dividends per share were reduced from $0.29 to $0.15 in order to preserve capital and strengthen the Company’s capital position to prepare to pursue opportunities for growth as economic conditions improve.  As earnings and capital remain strong, the dividends were conservatively increased to $0.20 per share per quarter in 2011.  The dividend payout ratio was 24.69%, 25.97% and 39.39% for second quarter 2011, 2010 and 2009, respectively.   The Company anticipates continuing to pay quarterly dividends $0.20 per share in 2011 and consideration of a special dividend contingent on the Company’s actual and projected earnings and capital levels in December 2011.  The dividend payout ratio for the year ending December 31, 2011 is expected to be in the range of 40-50%, which is within our historical payout range.

The Company repurchased 14,836 shares of its own stock during second quarter 2011 for an average price of $33.76 per share and aggregate price of approximately $500,000.  The Company has no formal plans or programs in place to repurchase common stock but repurchases shares as opportunities arise in order to provide liquidity for shareholders and as prudent given the company’s current and forecasted capital position.  There were no treasury stock sale transactions during second quarter 2011 and no treasury transactions during second quarter 2010.

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

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.”   The amendments remove the transferor’s ability criterion from the consideration of effective control for repos and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity.  This standard removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The effective date for this guidance is the first interim or annual period beginning on or after December 15, 2011.  The guidance in this Update is not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  Amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting but serve to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  Some amendments clarify the Board’s intent about the application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.”  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in the update.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update did not have a material impact on the Company’s financial statements.

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, and increased mortgage-related investments securities to provide constant cash inflows.  As of June 30, 2011, the Company is in a liability sensitive position in which the Company would likely experience a dilution in net interest margin in a rising rate environment.  Interest rate risk exposures are within policy limits. Net interest margins remain strong at 4.35% for the quarter ended June 30, 2011.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended June 30, 2011, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of June 30, 2011 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material legal proceedings filed against the Company or its subsidiaries as of this report date.

ITEM 1A.               RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS-

The Company repurchased 14,836 shares of its own stock during second quarter 2011 for an average price of $33.76 per share and aggregate price of approximately $500,000.  The Company has no formal plans or programs in place to repurchase common stock.  Treasury stock purchases for second quarter 2011 occurred as follows:

	Shares	Average
	Purchased	Price per Share
April 1 to April 30, 2011	13,781	$33.75
May 1 to May 31, 2011	-	-
June 1 to June 30, 2011	1,055	$34.00
Total	14,836	$33.76

There were no treasury sales transactions during first six months of 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – NONE

ITEM 4.  N/A

ITEM 5.  OTHER INFORMATION – NONE

ITEM 6.  EXHIBITS

Exhibits 31(a) and 31(b) Certifications Pursuant to 18 U.S.C. 1350, Section 302

Exhibits 32(a) and 32(b) Certifications Pursuant to 18 U.S.C. 1350, Section 906

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 First Citizens Bancshares, Inc.

                                          (Registrant)

Date:  August 9, 2011                          /s/ Jeffrey D. Agee

                                                                Jeffrey D. Agee,

                                                                Chief Executive Officer and President

Date:  August 9, 2011                          /s/Laura Beth Butler

                                                                Laura Beth Butler,

                                                                Executive Vice President and Chief Financial Officer