Form 10-Q
period 2011-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2011-11-08
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Of the registrant's only class of common stock (no par value), there were 3,607,852 shares outstanding as of October 31, 2011.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(In Thousands)

	September 30, 2011	December 31, 2010
ASSETS	(UNAUDITED)	(1)

Cash and due from banks	$ 13,082	$ 15,628
Federal funds sold	5,131	18,063
Cash and cash equivalents	18,213	33,691
Interest-bearing deposits in other banks	35,802	6,271
Investment securities:
Available-for-Sale, stated at market	335,014	294,823
Loans (excluding unearned income of $343 at September 30, 2011
and $352 at December 31, 2010)	554,039	547,703
Less: allowance for loan losses	8,095	8,028
Net loans	545,944	539,675
Loans held-for-sale	2,101	2,777
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	29,437	30,268
Accrued interest receivable	6,294	5,215
Goodwill	11,825	11,825
Other intangible assets	56	120
Other real estate owned	12,595	14,734
Bank owned life insurance policies	21,250	21,656
Other assets	7,178	7,639
TOTAL ASSETS	$1,031,393	$974,378

LIABILITIES AND EQUITY

Non-interest bearing demand deposits	$114,239	$100,130
Interest bearing time deposits	353,399	368,636
Interest bearing savings deposits	357,865	323,079
Total deposits	825,503	791,845
Securities sold under agreements to
repurchase	40,004	34,309
Short term borrowings	5,000	1,000
Other borrowings	47,432	52,259
Other liabilities	10,207	5,686
Total liabilities	928,146	885,099

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (cont’d)

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

 (In Thousands)

	September 30, 2011	December 31, 2010
	(UNAUDITED)	(1)
Equity
Common stock, no par value - 10,000,000
authorized; 3,717,593 issued and
outstanding at September 30, 2011 and 3,717,593
issued and outstanding at December 31, 2010	$3,718	$3,718
Surplus	15,331	15,331
Retained earnings	75,613	68,696
Accumulated other comprehensive income	9,553	1,896
Total common stock and retained earnings	104,215	89,641
Less-109,741 treasury shares, at cost as of September 30, 2011
and 91,767 treasury shares, at cost as of December 31, 2010	3,023	2,417
Total shareholders' equity	101,192	87,224
Noncontrolling (minority) interest in consolidated subsidiary	2,055	2,055
Total equity	103,247	89,279

TOTAL LIABILITIES AND EQUITY	$1,031,393	$974,378

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2011	Sept 30, 2010	Sept. 30, 2011	Sept 30, 2010

Interest income:
Interest and fees on loans	$ 8,706	$ 9,018	$ 25,904	$ 27,273
Interest on investment securities:
Taxable	1,725	1,374	4,983	4,571
Tax-exempt	1,122	977	3,297	2,929
Dividends	50	58	161	175
Other interest income	16	12	58	38
Total interest income	11,619	11,439	34,403	34,986

Interest expense:
Interest expense on deposits	1,881	2,160	5,906	6,590
Other interest expense	415	827	1,278	2,679
Total interest expense	2,296	2,987	7,184	9,269

Net interest income	9,323	8,452	27,219	25,717

Provision for loan losses	700	950	1,925	6,000

Net interest income after provision	8,623	7,502	25,294	19,717

Non-interest income
Mortgage banking income	259	361	543	826
Income from fiduciary activities	181	189	559	546
Service charges on deposit accounts	1,686	1,761	4,944	5,166
Brokerage fees	362	219	1,004	774
Earnings on bank owned life insurance	175	190	528	510
Gain (loss) on sale of securities	0	413	943	1,881
Loss on sale of foreclosed property	(172)	(63)	(977)	(882)
Gain on disposition of property	0	0	273	0
Other non-interest income	393	372	1,079	1,174
Total non-interest income	2,884	3,442	8,896	9,995

Total other-than temporary impairment losses	(348)	(216)	(348)	(273)
Portion of loss recognized in other
comprehensive income (before taxes)	(300)	147	(300)	261
Net impairment losses recognized in earnings	(48)	(363)	(48)	(534)

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (cont’d)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2011	Sept 30, 2010	Sept. 30, 2011	Sept 30, 2010

Non-interest expense
Salaries and employee benefits	$4,009	$4,241	$12,288	$11,242
Net occupancy expense	449	435	1,286	1,301
Depreciation expense	445	456	1,318	1,322
Data processing expense	441	398	1,316	1,148
Legal and professional fees	131	66	304	188
Stationary and office supplies	53	51	164	166
Amortization of intangibles	21	21	63	63
Advertising and promotions	154	194	469	546
FDIC Insurance Premium expense	206	300	643	900
Other real estate expense	284	367	692	691
Other non-interest expense	1,353	1,254	3,917	3,611
Total non-interest expense	7,546	7,783	22,460	21,178
Net income before income taxes	3,913	2,798	11,682	8,000
Income taxes	695	564	2,596	1,576
Net income	$3,218	$2,234	$9,086	$6,424
Earnings per share	$0.89	$0.62	$2.51	$1.77
Weighted average number of shares outstanding	3,608,507	3,625,818	3,616,540	3,625,733

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

 (In Thousands)

					Accum.
					Other		Non-
	Common Stock			Retained	Compre.	Treasury	Controlling
	Shares	Amount	Surplus	Earnings	Income	Stock	Interests	Total
	(#)	($)	($)	($)	($)	($)	($)	($)
Balance January 1, 2010	3,718	$ 3,718	$15,331	$ 84,312	$ 4,256	$(2,441)	$ 55	$84,367
Comprehensive income:
Net income, nine months ended Sept 30, 2010				6,424				6,424
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					3,458			3,458
Adjustment of unrealized gain (loss) on
cash flow hedge, net of tax					69			69
Total comprehensive income				6,424	3,527			9,951
Cash dividends paid - $0.45 per share				(1,632)				(1,632)
Treasury stock transactions- net						26		26
Sale of subsidiary preferred shares to non-
controlling interest							2,000	2,000
Balance September 30, 2010	3,718	$ 3,718	$ 15,331	$ 89,104	$ 7,783	$ (2,415)	$ 2,055	$ 94,712

Balance January 1, 2011	3,718	$ 3,718	$ 15,331	$ 68,696	$ 1,896	$ (2,417)	$ 2,055	$ 89,279
Comprehensive income:
Net income, nine months ended Sept 30, 2011				9,086				9,086
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					7,657			7,657
Total comprehensive income				9,086	7,657			16,743
Cash dividends paid - $0.60 per share				(2,169)				(2,169)
Treasury stock purchases						(606)		(606)
Balance September 30, 2011	3,718	$ 3,718	$ 15,331	$ 75,613	$ 9,553	$ (3,023)	$ 2,055	$ 103,247

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in Thousands)

	Nine months ended
	September 30, 2011	September 30, 2010

Net cash provided by operating activities	$ 11,980	$ 7,820
Investing activities:
Decrease (increase) in interest bearing deposits in banks	(29,531)	(1,208)
Proceeds of maturities of available-for-sale securities	34,265	56,364
Proceeds of sales of available-for-sale securities	37,865	47,377
Purchase of available-for-sale securities	(100,393)	(110,353)
Decrease (increase) in loans-net	(9,087)	6,646
Proceeds from sale of other real estate	4,159	2,987
Proceeds from disposition of property	328	0
Purchases of premises and equipment	(815)	(1,302)
Net cash provided (used) by investing activities	(63,209)	511
Financing activities:
Net increase (decrease) in demand deposits	14,109	(5,782)
Net increase (decrease) in savings deposits	34,786	11,999
Increase (decrease) in time deposits	(15,237)	11,112
Net increase (decrease) in short-term borrowings	9,695	578
Increase (decrease) in other borrowings	(4,827)	(8,892)
Treasury stock transactions, net	(606)	26
Cash dividends paid	(2,169)	(1,632)
Sale of subsidiary preferred shares to noncontrolling interest	0	2,000
Net cash provided by financing activities	35,751	9,409
Increase (decrease) in cash and cash equivalents	(15,478)	17,740
Cash and cash equivalents at beginning of period	33,691	32,347
Cash and cash equivalents at end of period	$ 18,213	$ 50,087
Supplemental cash flow disclosures:
Interest payments, net	$ 2,579	$ 6,567
Income taxes paid, net	4,800	1,150
Transfers from loans to foreclosed assets	3,292	6,683
Transfers from foreclosed assets to loans	541	1,209

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of September 30, 2011, the consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, and the consolidated statements of equity and cash flows for the six-month periods then ended have been prepared by the Company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 4 -- Cash Reserves and Interest-Bearing Deposits in Other Banks

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during nine months ended September 30, 2011 and the year ended December 31, 2010 were approximately $500,000.  Amounts above the required minimum balance are reported as Interest-Bearing Deposits in Other Banks on the Consolidated Balance Sheets.  Balances in excess of required reserves held at the Federal Reserve Bank as of September 30, 2011 and December 31, 2010 were $34.1 million and $5.3 million, respectively.  Interest-bearing deposits in other banks also include short-term certificates of deposit held in increments that are within FDIC insurance limits and totaled $1.7 million and approximately $975,000 as of September 30, 2011 and December 31, 2010, respectively.

Note 5 – Investment Securities and Derivative Transactions

The amortized cost and fair value of available-for-sale securities as of September 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2011:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$213,187	$ 8,359	$ -	$221,546
Obligations of states and political subdivisions	104,158	8,757	-	112,915
All others	2,189	15	(1,651)	553
Total available-for-sale securities	$319,534	$17,131	$ (1,651)	$335,014

As of December 31, 2010:
U. S. Treasury securities and obligations of U. S.
government agencies and corporations	$189,280	$3,721	$ (1,558)	$191,443
Obligations of states and political subdivisions	99,774	3,073	(397)	102,450
All others	2,698	22	(1,790)	930
Total available-for-sale securities	$291,752	$6,816	$ (3,745)	$294,823

There were no securities classified as held-to-maturity or trading as of September 30, 2011 or December 31, 2010.

The following table summarizes contractual maturities of debt securities available-for-sale as of September 30, 2011 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Fair Value
Amounts maturing In:
One year or less	$ 2,196	$ 2,219
After one year through five years	7,758	8,237
After five years through ten years	44,105	47,302
After ten years*	265,452	277,218
	319,511	334,976
Equity securities	23	38
Total securities	$319,534	$335,014

*This table includes agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) based on contractual maturities (primarily in the After ten years category).  However, the remaining lives of such securities is expected to be much shorter

Gross sales and realized gains (losses) on sale of available-for-sale securities are presented as follows (in thousands):

Nine months ended September 30:	Gross Sales	Gains	Losses	Net
2011 - Securities available-for-sale	$ 37,865	$ 943	$ -	$ 943
2010 - Securities available-for-sale	$ 62,839	$ 1,881	$ -	$ 1,881

The following table presents information on securities with gross unrealized losses at September 30, 2011, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less than twelve months		Over twelve months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ -	$ -	$ -	$ -	$ -	$ -
Obligations of states and political subdivisions	-	-	-	-	-	-
Other debt securities	-	-	(1,651)	515	(1,651)	515
Total	$ -	$ -	$ (1,651)	$ 515	$ (1,651)	$ 515

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

As of September 30, 2011, the Company had three debt securities with unrealized losses and all three have been in an unrealized loss position for greater than 12 months.  The Company did not intend to sell any such securities in unrealized loss position and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  The three corporate debt securities are pooled collateralized debt obligation securities that are backed by trust-preferred securities (“TRUP CDOs”) issued by banks, thrifts and insurance companies.  These three bonds were rated below investment grade (BBB) by Moody’s and/or S&P as of September 30, 2011.

The three TRUP CDOs have an aggregate book value of $2.2 million, fair market value of approximately $515,000 and each of the three are the mezzanine or “B” class tranches.  The unrealized losses totaling $1.7 million as of September 30, 2011 are reflected in accumulated other comprehensive income, net of tax.  The following table provides the book and market values of each security as well as information regarding the levels of excess subordination in the securities as of September 30, 2011 (dollars in thousands):

Description	Class	Book Value		Market Value	Actual Over Collateral Ratio (2)	Required Over Collateral Ratio (3)	Actual Over (Under)
Pretsl I	Mezzanine	$862	(1)	$313	76.4%	103.0%	-32.5%
Pretsl X	B-2	304	(1)	5	59.1%	N/A(4)	N/A
I-Prestsl IV	B-1	1,000		197	105.2%	106.0%	5.0%

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

Security-specific collateral is used in the assumptions to project cash flows each quarter.  Issuers in default are assumed at zero recovery.  Issuers in deferral are assumed at a 15% recovery beginning two years from deferral date.  Forward interest rates are used to project future principal and interest payments allowing the model to indicate impact of over or undercollateralization for each transaction.  Higher interest rates generally increase credit stress on undercollateralized transactions by reducing excess interest (calculated as the difference between interest received from underlying collateral and interest paid on the bonds).  The discount rate is based on the original discount margin calculated at the time of purchase based on the purchase price.  The original discount margin is then added to the three-month LIBOR to determine the discount rate.  The discount rate is then used to calculate the present value for the then-current quarter’s projected cash flows.  If the present value of the then-current quarter’s projected cash flows is less than the prior quarter or less than the then-current book value of the security, that difference is recorded against earnings as the credit component of other-than-temporary impairment.  Additional credit losses totaled approximately $48,000 during the quarter ended September 30, 2011 were recognized against earnings during third quarter 2011.

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities for three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance of credit losses on available-for-sale securities	$ -	$ 171	$ -	$ -
Additions for credit losses for which an OTTI loss was not previously recognized	-	-	-	-
Additions for credit losses for which an OTTI loss was previously recognized	48	363	48	534
Balance of credit losses on available-for-sale securities	$ 48	$ 534	$ 48	$ 534

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 11.

Note 6 – Loans

Performing and non-performing loans by category were as follows as of September 30, 2011 and December 31, 2010 (in thousands):

		Non-
	Performing	Performing*	Total
September 30, 2011:
Commercial, financial and agricultural	$ 81,882	$ 839	$ 82,721
Real estate – construction	39,682	1,236	40,918
Real estate – mortgage	391,009	6,673	397,682
Installment loans to individuals	28,761	298	29,059
All other loans	3,627	32	3,659
Total	$544,961	$9,078	$554,039

December 31, 2010:
Commercial, financial and agricultural	$ 65,428	$869	$66,297
Real estate – construction	48,259	889	49,148
Real estate – mortgage	391,270	3,986	395,256
Installment loans to individuals	31,334	259	31,593
All other loans	5,278	131	5,409
Total	$541,569	$6,134	$547,703

_________________

*Non-Performing loans consist of loans that are on non-accrual status and loans 90 days past due and still accruing interest.

An aging analysis of loans outstanding by category as of September 30, 2011 and December 31, 2010 was as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
As of September 30, 2011:
Commercial, financial and agricultural	$ 358	$23	$574	$955	$81,766	$82,721	$535
Real estate – construction	366	11	549	926	39,992	40,918	0
Real estate – mortgage	1,543	778	2,970	5,291	392,391	397,682	1,642
Installment loans to individuals	133	46	87	266	28,793	29,059	24
All other loans	0	0	0	0	3,659	3,659	0
Total	$2,400	$858	$4,180	$7,438	$546,601	$554,039	$2,201

As of December 31, 2010:
Commercial, financial and agricultural	$ 405	$167	$ 716	$ 1,288	$ 65,009	$ 66,297	$ 500
Real estate – construction	368	117	35	520	48,628	49,148	35
Real estate – mortgage	1,093	349	2,238	3,680	391,576	395,256	1,441
Installment loans to individuals	210	81	13	304	31,289	31,593	10
All other loans	-	-	-	-	5,409	5,409	-
Total	$ 2,076	$714	$3,002	$5,792	$541,911	$547,703	$1,986

Loans on non-accrual status as of September 30, 2011 and December 31, 2010 by category were as follows (in thousands):

	September 30, 2011	December 31, 2010
Commercial, financial and agricultural	$ 304	$ 369
Real estate – construction	1,236	854
Real estate – mortgage	5,031	2,545
Installment loans to individuals	274	249
All other loans	32	131
Total	$ 6,877	$4,148

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans internally rated Grade 1 to Grade 4 are considered “Pass” grade loans with low to average level of risk of credit losses.  Loans rated Grade 5 are considered “Special Mention” and generally have one or more circumstances that require additional monitoring but do not necessarily indicate a higher level of probable credit losses.  Loans rated Grade 6 or higher are loans with circumstances that generally indicate an above average level of risk for credit losses.  Loans by internal risk rating by category as of September 30, 2011 and December 31, 2010 were as follows:

	Grades 1-4	Grade 5	Grades 6-8	Total
September 30, 2011:
Commercial, financial and agricultural	$ 80,418	$ 726	$ 1,577	$ 82,721
Real estate – construction	37,396	1,422	2,100	40,918
Real estate – mortgage	375,288	6,190	16,204	397,682
Installment loans to individuals	28,706	10	343	29,059
All other loans	3,659	0	0	3,659
Total	$525,467	$8,348	$20,224	$554,039

December 31, 2010:
Commercial, financial and agricultural	$ 64,297	$ 71	$ 1,929	$ 66,297
Real estate – construction	45,931	820	2,397	49,148
Real estate – mortgage	373,025	4,912	17,319	395,256
Installment loans to individuals	31,136	14	443	31,593
All other loans	5,278	-	131	5,409
Total	$519,667	$5,817	$22,219	$547,703

Information regarding the Company’s impaired loans for the quarter ended September 30, 2011 and 2010 is as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011:
With no specific allocation recorded:
Commercial, financial and agricultural	$-	$-	N/A	$ 5	$-
Real estate – construction	-	-	N/A	210	-
Real estate – mortgage	-	-	N/A	2,097	-
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$ 500	$ 500	$ 50	$ 548	$23
Real estate – construction(1)	1,236	1,236	572	1,131	0
Real estate – mortgage(2)	5,707	5,707	653	5,384	50
Installment loans to individuals(3)	166	166	36	188	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$ 500	$ 500	$ 50	$ 553	$23
Real estate – construction	1,236	1,236	572	1,341	-
Real estate – mortgage	5,707	5,707	653	7,481	50
Installment loans to individuals	166	166	36	188	-
All other loans	-	-	-	-	-

September 30, 2010:
With no specific allocation recorded:
Commercial, financial and agricultural	$ -	$ -	N/A	$ 138	$-
Real estate – construction	2,644	2,644	N/A	887	-
Real estate – mortgage	5,018	5,018	N/A	1,627	-
Installment loans to individuals	-	-	N/A	14	-
All other loans	-	-	N/A	58	-
With allocation recorded:
Commercial, financial and agricultural	$ 500	$ 500	$ 50	$ 421	$ 18
Real estate – construction	1,209	1,209	635	5,107	206
Real estate – mortgage	4,000	4,000	586	7,770	229
Installment loans to individuals	202	202	34	181	2
All other loans	-	-	-	251	-
Total:
Commercial, financial and agricultural	$ 500	$ 500	$ 50	$ 559	$ 18
Real estate – construction	3,853	3,853	635	5,993	206
Real estate – mortgage	9,018	9,018	586	9,397	229
Installment loans to individuals	202	202	34	194	2
All other loans	-	-	-	309	-

(1)   Impaired total for this category includes troubled debt restructurings with recorded investment totaling approximately $148,000 and a specific allowance of approximately $148,000.

(2)   Impaired total for this category includes troubled debt restructurings with recorded investment totaling $2.6 million and specific allowance of approximately $255,000.

(3)   Impaired total for this category includes troubled debt restructurings with recorded investment totaling approximately $8,000 and a specific allowance of less than $1,000.

The Company adopted amendments in Accounting Standards Update No. 2011-01 as of September 30, 2011.  As a result, the Company reviewed loans classified as troubled debt restructurings (“TDRs”) that had been restructured during the nine months ended September 30, 2011 and confirmed that TDRs with a balance greater than or equal to $250,000 deemed to be impaired were properly identified as such and reviewed individually for impairment as reported in the impaired loan table above.  Loans meeting the criteria to be classified as TDRs with a balance less than $250,000 have historically been reviewed on a collective basis by risk code and loan category.  Reassessment of these loans on an individual basis upon adoption of the ASU No. 2011-01 for impairment did not result in a significant difference in the required allowance as the aggregate balance of loans reviewed was less than $20,000.

Generally, loans are appropriately risk rated and identified for individual impairment review prior to when the restructure occurs.  Thus, in the normal life cycle of a loan, specific allocations if any are usually prior to a formal restructuring or at least at the time of restructuring rather than subsequent to modification.  Therefore, adoption of these amendments did not have a material impact on the volume of loans classified as TDRs or the related allowance for loan losses associated with TDRs.  Also, TDRs are included in non-accrual loans as reported in the above tables unless the loan has performed according to the modified terms for a length of time sufficient to support placing the loan on accrual status (generally six months).  Loans that have been restructured during the nine months ended September 30, 2011 consist of the following:

As of September 30, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial, financial and agricultural	0	$ -	$ -
Real estate – construction	1	155	148
Real estate – mortgage	4	2,577	2,554
Installment loans to individuals	2	9	8
All other loans	0	-	-
Total	7	$2,741	$2,710

Modification of the terms of the TDRs reported in the above table did not have a material impact to the consolidated financial statements or to the overall risk profile of the loan portfolio.  There were no TDRs that were modified during the year ended December 31, 2010 that re-defaulted in the nine months ended September 30, 2011.  The allowance for loan losses associated with the TDRs totaled approximately $407,000 as of September 30, 2011.

Note 7 – Allowance for Loan Losses

The following table presents the breakdown of the allowance for loan losses by category and the percentage of each category in the loan portfolio to total loans as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	% to Total Loans	Amount	% to Total Loans
Commercial, financial and agricultural	$1,461	14.93%	$ 944	12.10%
Real estate – construction	1,771	7.39%	1,295	8.97%
Real estate – mortgage	4,439	71.78%	5,299	72.17%
Installment loans to individuals	378	5.24%	462	5.77%
All other loans	46	0.66%	28	0.99%
Total allowance for loan losses	$8,095	100.00%	$8,028	100.00%

An analysis of the allowance for loan losses by loan category for the nine months ended September 30, 2011 is as follows (in thousands):

	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance
Allowance for loan losses
Commercial, financial and agricultural	$ 944	($809)	$63	$1,263	$1,461
Real estate – construction	1,295	(378)	51	803	1,771
Real estate – mortgage	5,299	(755)	61	(166)	4,439
Installment loans to individuals	462	(144)	53	7	378
All other loans	28	0	0	18	46
Total	$8,028	($2,086)	$228	$1,925	$8,095

The allowance for loan losses is comprised of allocations for loans evaluated individually and loans evaluated collectively for impairment.  The allocations of the allowance for loan losses for outstanding loans by category evaluated individually and collectively were as follows as of September 30, 2011 and December 31, 2010 (in thousands):

	Evaluated	Evaluated
	Individually	Collectively	Total
As of September 30, 2011:
Allowance for loan losses
Commercial, financial and agricultural	$ 50	$1,411	$1,461
Real estate – construction	572	1,199	1,771
Real estate – mortgage	653	3,786	4,439
Installment loans to individuals	36	342	378
All other loans	0	46	46
Total	$1,311	$6,784	$8,095

Loans
Commercial, financial and agricultural	$ 500	$ 82,221	$ 82,721
Real estate – construction	1,236	39,682	40,918
Real estate – mortgage	5,707	391,975	397,682
Installment loans to individuals	166	28,893	29,059
All other loans	0	3,659	3,659
Total	$7,609	$546,430	$554,039

	Evaluated	Evaluated
	Individually	Collectively	Total
As of December 31, 2010:
Allowance for loan losses
Commercial, financial and agricultural	$ 50	$ 894	$ 944
Real estate – construction	375	920	1,295
Real estate – mortgage	853	4,446	5,299
Installment loans to individuals	37	425	462
All other loans	-	28	28
Total	$1,315	$6,713	$8,028

Loans
Commercial, financial and agricultural	$ 500	$ 65,797	$ 66,297
Real estate – construction	1,583	47,565	49,148
Real estate – mortgage	7,056	388,200	395,256
Installment loans to individuals	200	31,393	31,593
All other loans	-	5,409	5,409
Total	$9,339	$538,364	$547,703

Note 8 – Bank Owned Life Insurance

The Bank has a significant investment in bank-owned life insurance policies (“BOLI”) and provides the associated fringe benefit to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $21.3 million and $21.7 million as of September 30, 2011 and December 31, 2010, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $175,000 and $190,000 for the quarters ended September 30, 2011 and 2010, respectively.

The Company adopted guidance in ASC 715-60 effective January 1, 2008.  The cumulative effect adjustment to retained earnings for change in accounting principle was recorded January 1, 2008 in the amount of $1.9 million to accrue the post-retirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is reflected in Salaries and Employee Benefits on the Consolidated Income Statements.  Expense for this benefit totaled $15,000 for the nine months ended September 30, 2011 compared to $133,000 for the nine months ended September 30, 2010.  The decrease in expense in 2011 is attributable to a reduction in the liability associated with death benefit that was paid from policy proceeds.  The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.4 million as of September 30, 2011 and $2.4 million as of December 31, 2010.

Note 9 – Goodwill and Intangible Assets

Goodwill is not amortized and is tested for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  The goodwill impairment test is conducted in first quarter annually and is a two-step test.  The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  Currently the Company has one reporting unit and does not meet the tests to segment under generally accepted accounting standards.  If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, thesre is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of September 30, 2011.  In the event our stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of September 30, 2011 was $11.8 million or 1.15% of total assets or 11.69% of total equity.

Amortization expense of the other identifiable intangibles was approximately $21,000 per quarter during the nine months ended September 30, 2011 and 2010.

Note 10 –Borrowings

The Bank has three sources of short-term borrowings, which consist of cash management advances from the FHLB, Treasury, Tax and Loan (“TT&L”) option note, and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

Cash management advances from FHLB are secured by one-to-four family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  There were no short-term borrowings outstanding against this line as of December 31, 2010 and totaled $4 million as of September 30, 2011.  The one $4 million short-term advance matures in October 2011.

The Bank is an Option B bank in regards to TT&L and up to $1 million in TT&L payments collected can be retained as a short-term option note.  This option note is callable upon demand by the TT&L.  The balance of this line was $1 million as of September 30, 2011 and as of December 31, 2010 and is reported in Short Term Borrowings in the Consolidated Balance Sheets.

The Bank has four correspondent bank federal fund lines of credit available totaling $54.5 million.  There were no federal funds purchased as of September 30, 2011 or December 31, 2010.

The Bank had secured long-term advances from the FHLB totaling $37.1 million as of September 30, 2011 and $41.9 million as of December 31, 2010 that are reported in Other Borrowings on the Consolidated Balance Sheets.  FHLB borrowings are comprised primarily of fixed rate positions with principal due at call date or maturity date with interest rates ranging from 1.15% to 5.09%.  Most of these FHLB borrowings have quarterly call features and maturities range from 2011 to 2019.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  The Bank has one LIBOR based variable rate advance totaling $2.5 million with a rate of 0.24% as of September 30, 2011.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that total $1.1 million as of September 30, 2011 and $1.4 million as of year-end 2010.  These smaller balance advances have rates ranging from 3.34% to 7.05% and maturities range from 2012 to 2019.  Obligations are secured by loans totaling $375 million consisting of the Bank’s entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity of $114 million as of September 30, 2011.  Of the $37.1 million long-term advances as of September 30, 2011, principal due in twelve months totals $3.4 million.

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

Note 11 – Fair Value Measurements

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

Assets and liabilities may be measured for fair value on a recurring basis (daily, weekly, monthly or quarterly) or on a non-recurring basis in periods subsequent to initial recognition.  Recurring valuations are measured regularly for investment securities.  Loans held for sale, other real estate and impaired loans are measured at fair value on a non-recurring basis and do not necessarily result in a change in the amount recorded on the Consolidated Balance Sheets.  Generally, these assets have non-recurring valuations that are the result of application of other accounting pronouncements that require the assets be assessed for impairment or at the lower of cost or fair value.  Fair values of loans held for sale are considered Level 2.  Fair values for other real estate and impaired loans are considered Level 3.

The Company obtains fair value measurements for securities from a third party vendor.  The majority of the available-for-sale securities are valued using Level 2 inputs.  Collateralized debt obligation securities that are backed by trust preferred securities and account for less than 1% of the available-for-sale securities portfolio are valued using Level 3 inputs.  The fair value measurements reported in Level 2 are primarily matrix pricing that considers observable data (such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors).  Fair value measurements for pooled trust-preferred securities are obtained through the use of valuation models that include unobservable inputs which are considered Level 3.

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

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 1% of the portfolio at September 30, 2011 and December 31, 2010.

The markets for TRUP CDOs and other similar securities were not active at September 30, 2011 or December 31, 2010.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at September 30, 2011.  Therefore, low market prices for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer over the past three years.

Given conditions in debt markets for this type of security at September 30, 2011 and December 31, 2010 and the relative inactivity in the secondary and new issue markets, the Company determined:

  Few observable transactions existed and market quotations that were available were not reliable for purposes of determining fair value as of September 30, 2011 or December 31, 2010;

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

The Company’s TRUP CDO valuations were prepared by an independent third party. The third party’s approach to determining fair value involved these steps as of September 30, 2011 and December 31, 2010:

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

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from 19% to 45% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

A summary of assets and liabilities as of September 30, 2011 and December 31, 2010 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
September 30, 2011:
Financial assets:
Securities available-for-sale	$ -	$334,499	$ 515	$335,014

December 31, 2010:
Financial assets:
Securities available-for-sale	$ -	$294,384	$ 439	$294,823

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Available-for-sale securities:
Beginning balance	$ 563	$1,509	$ 439	$ 1,727
Total unrealized gains (losses) included in:
Net income	(48)	(356)	(48)	(527)
Other comprehensive income	5	107	129	60
Purchases, sales, issuances and settlements, net	(5)	-	(5)	-
Transfers in and (out) of Level 3	-	-	-	-
Ending balance	$515	$ 1,260	$ 515	$ 1,260

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge for three or nine months ended September 30, 2011 or 2010.

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

A summary of assets as of September 30, 2011 and December 31, 2010 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
September 30, 2011:
Assets:
Impaired Loans	$ -	$ -	$ 7,609	$ 7,609
Loans held for sale	-	2,101	-	2,101
Other real estate			12,595	12,595

December 31, 2010:
Assets:
Impaired Loans	$ -	$ -	$ 3,687	$ 3,687
Loans held for sale	-	2,777	-	2,777
Other real estate	-	-	14,734	14,734

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$ 18,213	$ 18,213	$ 33,691	$ 33,691
Interest bearing deposits in banks	35,802	35,802	6,271	6,271
Investment securities	335,014	335,014	294,823	294,823
Loans	554,039		547,703
Less: Allowance for loan losses	(8,095)		(8,028)
Net loans	545,944	546,666	539,675	540,479
Loans held for sale	2,101	2,101	2,777	2,777
Accrued interest receivable	6,294	6,294	5,215	5,215
Federal Reserve Bank and Federal
Home Loan Bank stock	5,684	5,684	5,684	5,684
Other real estate	12,595	12,595	14,734	14,734
Bank owned life insurance	21,250	21,250	21,656	21,656

Financial liabilities
Deposits	825,503	827,346	791,845	793,978
Short-term borrowings	45,004	45,070	35,309	35,402
Other borrowings	47,432	49,403	52,259	52,359
Other liabilities	10,207	10,207	5,686	5,686

Unrecognized Financial Instruments
Commitments to extend credit	73,454	73,454	78,107	78,107
Standby letters of credit	1,430	1,430	2,752	2,752

Note 12 – Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income as of September 30, 2011 and December 31, 2010 was as follows (in thousands):

	September 30, 2011	December 31, 2010
Unrealized gains (losses) on available-for-sale securities without other-than-temporary impairment, net of tax	$10,113	$2,501
Unrealized gains (losses) on available-for-sale securities with other-than-temporary impairment, net of tax	(560)	(605)
Accumulated other comprehensive income	$9,553	$1,896

The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$3,218	$2,234	$9,086	$6,424
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on cash flow hedge*	0	38	0	69
Net change in unrealized gains (losses) on available-for-sale securities	3,689	2,107	7,657	3,458
Total other comprehensive income	3,689	2,145	7,657	3,527
Total comprehensive income	$6,907	$4,379	$16,743	$9,951

_________________

*The Company’s only derivative transaction matured in June 2010.  There are no derivative transactions as of September 30, 2011 or December 31, 2010.

Related tax effects allocated to each component of other comprehensive income for the periods presented are as follows (in thousands):

	Before-tax	Tax (Expense)	Net-of-tax
	Amount	or Benefit	Amount
Nine months ended September 30, 2011:
Unrealized gains (losses) on cash flow hedge	$ -	$ -	$ -
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	13,350	(5,112)	8,209
Reclassification adjustments for net gains included in net income	(895)	343	(552)
Unrealized gains (losses) on available-for-sale securities, net	12,455	(4,769)	7,657
Net unrealized gains (losses)	$ 12,455	$ (4,769)	$ 7,657

Nine months ended September 30, 2010:
Unrealized gains (losses) on cash flow hedge	$ 112	$ (43)	$ 69
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	7,461	(2,847)	4,289
Reclassification adjustments for net gains included in net income	(1,347)	516	(831)
Unrealized gains (losses) on available-for-sale securities, net	6,114	(2,331)	3,458
Net unrealized gains (losses)	$ 6,226	$ (2,374)	$ 3,527

Three months ended September 30, 2011:
Unrealized gains (losses) on cash flow hedge	$ -	$ -	$ -
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	5,978	(2,289)	3,659
Reclassification adjustments for net gains included in net income	48	(18)	30
Unrealized gains (losses) on available-for-sale securities, net	6,026	(2,307)	3,689
Net unrealized gains (losses)	$ 6,026	$ (2,307)	$ 3,689

Three months ended September 30, 2010:
Unrealized gains (losses) on cash flow hedge	$ 62	$ (24)	$ 38
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	3,974	(1,512)	2,462
Reclassification adjustments for net gains included in net income	(50)	19	(355)
Unrealized gains (losses) on available-for-sale securities, net	3,924	(1,493)	2,107
Net unrealized gains (losses)	$ 3,986	$ (1,517)	$ 2,145

Note 13 – Subsequent Events

The Company has reviewed subsequent events through November 1, 2011, the date the financial statements were available to be issued.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of September 30, 2011, total assets were $1.03 billion which was an increase of $57 million or 5.9% since year-end 2010.  Growth in 2011 was driven primarily by 4.3% growth in deposits since year end 2010.  Asset growth consists of $30 million increase in interest bearing deposits in other banks, $40 million increase in available-for-sale securities, and $6 million increase in loans.  Growth in these asset categories was offset by $15 million decrease in cash and cash equivalents and $2 million decrease in other real estate owned (“OREO”).  During first nine months of 2011, total liabilities increased $43 million driven by $34 million increase in deposits, $5 million increase in borrowings and $4 million increase in other liabilities.  Total equity increased $14 million or 15.7% in first nine months of 2011 due to undistributed net income and increased appreciation on available-for-sale securities reflected in accumulated other comprehensive income.

Net income for first nine months of 2011 totals $9.1 million compared to $6.4 million for nine months ended September 30, 2010.  Earnings per share were $2.51 for the nine months ended September 30, 2011 compared to $1.77 for the nine months ended September 30, 2010.  The 40% increases in net income and earnings per share during the nine months ended September 30, 2011 compared to the same period last year are attributable to $4.1 million decrease in provision for loan losses and $1.5 million increase in net interest income.  Increased net interest income was driven by lower interest expense of $2.1 million that more than offset the approximate $583,000 decrease in interest income.  Non-interest income decreased $1.1 million in first nine months of 2011 compared to first nine months of 2010. The largest component of decrease non-interest income is approximately $938,000 decrease in gain on sale of available-for-sale securities.  The Company recognized net other-than-temporary impairment charges in earnings totaling approximately $48,000 for the nine months ended September 30, 2011 compared to approximately $534,000 for the nine months ended September 30, 2010.   Non-interest expense increased $1.3 million in nine months ended September 30, 2011 compared to September 30, 2010 due primarily to increased employee benefit accruals for incentives and retirement contributions.

Provision for loan losses totaled $1.9 million for first three quarters 2011 compared to a provision of $6.0 million first three quarters of 2010.  Net loans charged off for first nine months of 2011 totaled $1.9 million compared to $6.7 million in first nine months of 2010.  Reserve for losses on loans as a percent of total loans was 1.46% as of September 30, 2011 compared to 1.42% as of September 30, 2010 and 1.47% as of December 31, 2010.

Net income for third quarter 2011 was approximately $984,000 more than third quarter 2010.  Provision for loan losses decreased approximately $250,000 when comparing third quarter 2011 to third quarter 2010.   In comparing results of operations for third quarter 2011 to third quarter 2010, net interest income increased approximately $871,000, non-interest income decreased approximately $558,000, other-than temporary impairment charges improved by approximately $315,000 and non-interest expense decreased approximately $237,000.

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratio for the quarter ended September 30, 2011, 2010 and 2009 was 59.47%, 64.99%, and 58.98%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio is 8.02% as of the quarter ended September 30, 2011 compared to 7.55% and 7.29% as of the quarters ended September 30, 2010 and 2009, respectively.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows for the quarter ended September 30, 2011, 2010 and 2009:

	2011	2010	2009
Efficiency ratio:
Net interest income(1)	$9,852	$8,897	$9,078
Non-interest income(2)	2,836	3,079	3,449
Total revenue	$12,688	$11,976	$12,527
Non-interest expense	$7,546	$7,783	$7,388
Efficiency ratio	59.47%	64.99%	58.98%

Tangible common equity ratio:
Total equity capital	$103,247	$92,657	$84,377
Less:
Accumulated other comprehensive income	9,553	7,783	4,535
Goodwill	11,825	11,825	11,825
Other intangible assets	56	141	225
Tangible common equity	$81,813	$72,908	$67,792

Total assets	$1,031,393	$977,038	$942,567
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	56	141	225
Tangible assets	$1,019,512	$965,072	$930,517

Tangible common equity ratio	8.02%	7.55%	7.29%

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

Expansion

The Company, through its strategic planning process, intends to seek profitable opportunities that utilize excess capital and maximize income in Tennessee.  If the Company decides to acquire other banking institutions, its objective would be for asset growth and diversification into other market areas. Acquisitions and de novo branches might afford the Company increased economies of scale within the operation functions and better utilization of human resources. The Company would only pursue an acquisition or de novo branch if the board of directors determines it to be in the best interest of the Company and its shareholders.  The Company does not currently have formal plans to acquire other banking institutions.

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

Fair value of derivatives (if any) held by the Company is determined using a combination of quoted market rates for similar instruments and quantitative models based on market inputs including rate, price and index scenarios to generate continuous yield or pricing curves and volatility factors.  Third party vendors are used to obtain fair value of available-for-sale securities and derivatives (if any). For more information, see Note 11 in the Company’s Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goodwill

The Company’s policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that could potentially impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value as part of the goodwill test are critical because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies.  For more information, see Note 9 in the Consolidated Financial Statements included elsewhere this Quarterly Report on Form 10-Q.

Results of Operations

Results of operations for third quarter 2011 compared to third quarter 2010 reflect strong net interest margin and decreased provision for loan losses.  Key performance metrics for the Company reflect strategic efforts to preserve capital the past two years compared to previous years. Such key metrics for the nine months ended September 30 for the years presented were as follows:

	2011	2010	2009	2008	2007
Net Income to Average Total Assets	1.22%	0.89%	0.94%	0.81%	1.07%
Net Income to Average Total Equity	12.78%	9.70%	10.78%	9.76%	12.76%
Dividends Declared to Net Income (per share)	23.87%	25.40%	33.00%	57.62%	46.77%
Average Equity to Average Total Assets*	10.36%	10.13%	9.68%	8.97%	9.15%

*Represents primary capital including the allowance for loan losses.

Earnings per share increased $0.74 or 41.8% when comparing the first nine months of 2011 and 2010 and increased $0.27 per share or 43.6% when comparing three months ended September 30, 2011 and 2010.  The increase in earnings per share in both year-to-date and quarter-to-date September 30, 2011 is primarily attributable to decreased provision for loan losses in 2011 compared to 2010.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased approximately $871,000 or 10.3%, when comparing third quarter 2011 to third quarter 2010.  The net yield on average earning assets for the third quarters of 2011 and 2010 decreased 22 basis points.  Cost of interest bearing liabilities decreased 39 basis points from 1.54% in third quarter 2010 to 1.15% in third quarter 2011.  Net interest margin for third quarter 2011 was 4.35%, which reflects an increase of 5 basis points above third quarter 2010 and increased 17 basis points compared to 4.18% for the quarter ended September 30, 2010.  Third quarter 2011 net interest margin improved as cost of interest-bearing liabilities decreased more than the decreased yield on interest-earning assets.  The Company has historically maintained stable net interest margins in the range of 3.50% to 4.00% as federal funds rates fluctuated between 0.00% and 5.25%.  However, during the unique historically low extended low rate period during the past three years, net interest margins have steadily improved and been maintained above 4.0% due to the Company’s ability to re-price liabilities downward at a faster pace than declining yields on earning assets.

Average earning assets to total average assets was 89% for the quarter ended September 30, 2011.  Average earning assets to average total assets has historically been less than 90% as dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $50.7 million or 4.9% of total assets as of September 30, 2011.  Dilution is also caused by the elevated level of OREO which began increasing in 2009 (see detail section below titled “Other Real Estate”).

Average interest-bearing deposits in third quarter 2011 compared to the same period in 2010 reflect an increase of $46.9 million or 7.1%.  Cost of interest bearing deposits decreased 24 basis points from third quarter 2010 to third quarter 2011.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	QUARTER ENDING SEPTEMBER 30,
	2011			2010			2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans(1)(2)(3)	$550,166	$8,706	6.33%	$562,837	$9,018	6.41%	$605,993	$9,756	6.44%
Taxable investment securities	215,247	1,724	3.20%	173,233	1,374	3.17%	146,715	1,740	4.74%
Tax-exempt investment securities(4)	110,045	1,700	6.18%	94,237	1,480	6.28%	78,839	1,315	6.67%
Interest earning deposits in banks	26,394	14	0.21%	1,093	1	0.37%	952	3	1.26%
Federal funds sold	4,200	4	0.38%	20,648	11	0.21%	8,758	9	0.41%
Total interest earning assets	906,052	12,148	5.36%	852,048	11,884	5.58%	841,257	12,823	6.14%
Cash and due from banks	13,924			17,958			14,514
Bank premises and equipment	29,536			30,559			30,923
Other non-earning assets	65,974			69,961			47,397
Total Assets	$1,015,486			$970,526			$934,091

LIABILITIES AND EQUITY
Interest bearing deposits	$712,246	1,881	1.06%	$665,305	2,160	1.30%	$645,772	2,732	1.69%
Other interest bearing liabilities	86,657	415	1.92%	110,191	827	3.00%	113,328	1,013	3.58%
Total interest bearing liabilities	798,903	2,296	1.15%	775,496	2,987	1.54%	759,100	3,745	1.97%
Non-interest bearing demand deposits	108,445			94,523			86,286
Other non-interest bearing liabilities	8,565			8,898			6,695
Total liabilities	915,913			878,917			852,081
Total equity	99,573			91,609			82,010
Total liabilities and equity	$1,015,486			$970,526			$934,091
Net interest income		$9,852			$8,897			$9,078
Net yield on average earning assets			4.35%			4.18%			4.32%

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

Provision for loan losses for third quarter 2011 totaled approximately $700,000 compared to approximately $950,000 in third quarter 2010.  Net charge-offs for third quarter 2011 were approximately $869,000 compared to approximately $993,000 in third quarter 2010 and $2.3 million in third quarter 2009.  Allowance for losses on loans as a percent of total loans was 1.46% as of September 30, 2011 compared to 1.42% as of September 30, 2010, and 1.47% as of December 31, 2010.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income decreased 16.2% when comparing third quarters 2011 and 2010.  In third quarter of 2011, non-interest income contributed 19.9% to total revenue compared to 23.1% for the same period last year.

Decreased non-interest income in third quarter 2011 is due to realized gains on sale of available-for-sale securities of approximately $413,000 in third quarter 2010 compared to no sales and therefore no realized gains in third quarter 2011.  See additional information in Investment Securities section below.  Mortgage banking income decreased approximately $102,000 due to smaller volume of mortgage originations in third quarter 2011 compared to third quarter 2010.  Brokerage fees increased approximately $143,000 or 65.3% and income from fiduciary activities decreased modestly by approximately $8,000 or 4.2% in third quarter compared to third quarter 2010.  Service charges on deposits decreased approximately $75,000 due to lower fee income related to overdrafts in third quarter 2011 compared to third quarter 2010.  Earnings on bank owned life insurance decreased approximately $15,000 or 7.9% in third quarter 2011 compared to third quarter 2010.  Losses on sale (or write down) of foreclosed property totaled approximately $172,000 in third quarter 2011 compared to approximately $63,000 in third quarter 2010.

The increase of approximately $21,000 in other non-interest income primarily relates to an increase of approximately $42,000 in income from White & Associates/First Citizens Insurance LLC in third quarter 2011 compared to third quarter 2010.  Income from the insurance subsidiary totaled approximately $201,000, $159,000, and $196,000 in third quarters of 2011, 2010, and 2009, respectively.  The following table compares non-interest income for third quarter of 2011, 2010 and 2009 (dollars in thousands):

	2011	% Change	2010	% Change	2009
Mortgage banking income	$259	-28.25%	$361	63.35%	$221
Income for fiduciary activities	181	-4.23%	189	3.85%	182
Service charges on deposits accounts	1,686	-4.26%	1,761	-3.88%	1,832
Brokerage fees	362	65.30%	219	-40.49%	368
Gain (loss) on sale of securities	0	-100.00%	413	-15.20%	487
Loss on sale of foreclosed property	(172)	173.02%	(63)	-142.31%	(26)
Earnings on bank owned life insurance	175	-7.89%	190	-1.55%	193
Other non-interest income	393	5.65%	372	17.35%	317
Total non-interest income	$2,884	-16.21%	$3,442	-3.69%	$3,574

Other-than-temporary impairment charges recognized against earnings total $48,000 and $363,000 for the three months ended September 30, 2011 and 2010, respectively.  See Investment Securities section for additional information.

Non-interest expense represents operating expenses of the Company that decreased approximately $237,000 or 3.1% in third quarter 2011 compared to third quarter 2010.  Salary and benefits expense is the largest component of non-interest expense and decreased approximately $231,000 or 5.5% in third quarter 2011 compared to third quarter 2010.  Employee benefit expense accruals for incentive compensation, retirement contributions and other benefits are recorded in relation to the overall return on equity of the company.  The majority of employees receive performance-based incentives based on factors designed to achieve strategic goals and are balanced for risk and reward.  Such factors are aligned with strategic objectives and include achievement of a certain ROE level, accomplishing annual budget goals, and attainment of business development goals, asset quality goals, and other metrics applicable to the individual’s job responsibilities.  Contributions to the Company’s Employee Stock Ownership Plan (ESOP) are discretionary and thus, may be lowered or eliminated in accordance with the plan documents.

Depreciation and net occupancy expense are consistent with prior year expenses with offsetting modest 3% increase in net occupancy and 2% decrease in depreciation expense.  Purchases of fixed assets in first nine months of 2011 totaled approximately $815,000 compared to $1.3 million in first nine months of 2010.  Data processing (which includes computer services) expense increased 10.8% or approximately $43,000 from third quarter 2010 to third quarter 2011.   Data processing year-to-date through September 30, 2011 reflects a 15% increase which includes increased costs associated with strategic efforts to ensure integrity and security of customer data, improve efficiency of operations and in order to comply with ever increasing regulatory burdens.

Expense for FDIC insurance decreased approximately $94,000 in third quarter 2011 compared to third quarter 2010 due to favorable impact from the change in how assessments are calculated in 2011 compared to 2010.

Other real estate expense for third quarter 2011 was approximately $284,000 compared to approximately $367,000 in third quarter 2010.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $154,000 or 2.04% of non-interest expense in third quarter 2011 compared to approximately $194,000 or 2.5% of non-interest expense in third quarter 2010.  Marketing and advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for third quarter of 2011, 2010 and 2009 (dollars in thousands):

	2011	% Change	2010	% Change	2009
Salaries and employee benefits	$4,010	-5.45%	$4,241	2.79%	$4,126
Net occupancy expense	449	3.22%	435	0.23%	434
Depreciation	445	-2.41%	456	-1.94%	465
Data processing expense	441	10.80%	398	39.65%	285
Legal and professional fees	131	98.48%	66	94.12%	34
Stationary and office supplies	53	3.92%	51	-20.31%	64
Amortization of intangibles	21	0.00%	21	0.00%	21
Advertising and promotions	154	-20.62%	194	13.45%	171
FDIC insurance premium expense	206	-31.33%	300	-16.67%	360
Other real estate expenses	284	-22.62%	367	216.38%	116
Other expenses	1,352	7.81%	1,254	-2.56%	1,287
Total non-interest expense	$7,546	-3.05%	$7,783	5.70%	$7,363

Changes in Financial Condition

Total assets increased $57.0 million or 5.9% during the first nine months of 2011.  Loans, net of the allowance for loan losses, increased by $6.2 million or approximately 1.2% during first three quarters of 2011 primarily attributable to seasonality of agriculture production loans.  The Company continues to fund loans but remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.  The Company also shifted funds from cash and cash equivalents which decreased $15.5 million to investment securities and interest-bearing deposits in other banks.  Investment securities increased $40.2 million or 13.6% during nine months ended September 30, 2011. Interest bearing deposits at other banks increased $29.5 million as a result of maintaining a higher balance at the Federal Reserve Bank rather than daily federal funds sold at correspondent banks as part of the Bank’s strategic risk management of balances held at correspondent banks and net interest margin.

Total deposits increased $33.7 million or 4.3% during first nine months of 2011.  Demand deposits increased $14.1 million or 14.1% during the first nine months of 2011.  Demand deposits continue to fluctuate and exceeded the historical range of $85 million to $105 million.  In 2011, month-to-date average demand balances were in the range of $97 million to $111 million and the year-to-date daily average through September 30, 2011 was $104 million.  Time deposits decreased $15.2 million or 4.1% during the first nine months of 2011.  Savings deposits increased $34.8 million or 10.8% during nine months ended September 30, 2011.

Securities sold under agreements to repurchase increased $5.7 million or 16.6% since year-end 2010.  Other borrowings decreased $4.8 million or 9.2% in first nine months of 2011 as a result of principal reductions on amortizing and repayment of matured FHLB advances.   Short-term borrowings increased as a result of one $4 million advance from FHLB that matures in October 2011.

Investment Securities

Investment securities are primarily held in the bank’s subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Quarterly average rates for taxable securities for third quarter end 2011 increased 3 basis points and tax-exempt securities decreased 10 basis points compared to third quarter 2010.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 66% of total portfolio.  The Company’s goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of $205 million as of September 30, 2011.

The carrying value of investment securities as of September 30 for each of past five years are summarized as follows (in thousands):

	2011	2010	2009	2008	2007

U. S. Treasury & government agencies	$221,546	$150,690	$134,827	$137,488	$129,629
State & political subdivisions	112,915	95,492	82,972	54,282	48,475
All others	553	1,721	2,524	2,943	6,702
Total investment securities	$335,014	$247,903	$220,323	$194,713	$184,806

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Also, there were no securities in the held-to-maturity category as of September 30, 2011 or December 31, 2010.  Amortized cost and fair market value of available-for-sale securities as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies and corporation obligations	$213,186	$221,546	$189,280	$191,443
Obligations of states and political subdivisions:
Taxable securities	1,415	1,469	1,415	1,318
Tax-exempt securities	102,744	111,447	98,359	101,132
U. S. securities:
Other debt securities	2,166	514	2,675	885
Equity securities	23	38	23	45
Total	$319,534	$335,014	$291,752	$294,823

Accumulated other comprehensive income reflects $9.6 million and $1.9 million net unrealized gain on securities, net of tax as of September 30, 2011 and December 31, 2010, respectively.  During first nine months of 2011, net unrealized gain (pre-tax) on securities increased $12.4 million from year end 2010 to September 30, 2011 as overall market values of agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMOs) and municipal securities held in the portfolio improved.  The impact of the current bond market environment consists of overall strong market values but lower re-investment yields.

In 2010 and 2011, the Company implemented strategies to realize portions of the unrealized gain on the investment portfolio.  In the first six months of 2011, the Company executed two transactions totaling $37.9 million with a realized gain on sale of approximately $943,000 and no sales were executed in third quarter 2011.  Proceeds from sales in 2011 were reinvested primarily into 10-year and 15-year agency MBS or CMO.  The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.  The effect of these transactions did not significantly change key metrics of the portfolio such as yield, short-term cash flow, price sensitivity, rate shock scenarios, etc.

Investments totaling approximately $62.8 million were sold in first nine months of 2010 at a realized gain of $1.9 million.  Proceeds from the sale of investments were reinvested into securities consisting of agency MBS and CMO as well as municipal securities.

Loans

The following table sets forth total loans held for investment net of unearned income by category for the past five years (in thousands):

	2011	2010	2009	2008	2007
Commercial, financial and agricultural	$82,721	$77,240	$83,776	$92,982	$82,443
Real estate-construction	40,918	52,472	71,947	108,030	101,023
Real estate-mortgage	397,682	399,631	408,408	382,227	354,294
Consumer installment	29,059	32,838	34,745	37,667	37,289
Other	3,659	3,647	8,573	11,294	6,592
Total loans	$554,039	$565,828	$607,449	$632,200	$581,641

Loans increased $6.3 million from December 31, 2010 to September 30, 2011 but decreased $11.8 million from September 30, 2010 to September 30, 2011.  Total real estate loans decreased $13.5 million from September 30, 2010 to September 30, 2011.  Commercial, financial and agricultural loans increased $5.5 million and consumer installment loans decreased $3.8 million when comparing September 30, 2011 to September 30, 2010.  Loan demand continues to be slow in 2011 and the Company remains strategically cautious with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for $439 million or 79.2% of total portfolio.  Commercial and residential construction loans have been on a declining trend since 2008 comprising $40.9 million or 7.4% of total loans as of September 30, 2011 compared to $52.5 million or 9.3% as of September 30, 2010.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction and home equity lines of credit) were the largest category comprising $176 million or 31.8% of loans as of September 30, 2011 compared to $189 million or 33.4% of total loans as of September 30, 2010.

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

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital.  The Bank’s legal lending limit at September 30, 2011 was $14.8 million.  Although the Bank’s legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of September 30, 2011.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to Dyer County commerce, generating in excess of $75 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $80 million of total loans as of September 30, 2011 and $89 million as of September 30, 2010.  Net charge-offs in this category were approximately $89,000 for the nine months ended September 30, 2011 compared to approximately $135,000 in net charge offs for the nine months ended September 30, 2010.

Non-Performing Loans and Allowance for Loan Losses

The Company continues to battle the effects of current economic factors including but not limited to declining real estate values and unemployment.  While overall conditions deteriorated during the economic recession, the impact in our markets appears to have been less severe overall than at the national level and was primarily concentrated in residential construction and land development loans in and around Shelby County.  Credit quality deterioration in this sector of the portfolio appears to have stabilized as evidenced by the reduction in net loans charged off in and decreased level of loans transferred to OREO for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Non-current loans at third quarter end 2011 were 1.64% of total loans compared to 1.05% and 1.69% as of third quarter end 2010 and 2009, respectively.  Non-performing loans have been in the 1% to 2% range over the past three years.  Thus, the allowance for loan losses as a percentage of total loans has been in the 1.4%-1.5% range over the past three years rather than the historical range of 1.1% to 1.2%  maintained prior to 2009.  The following table sets forth the balance of non-performing loans as of September 30, for the years indicated (in thousands):

	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial, financial & agricultural	$ 336	$ 657	$ 548	$ 166	$ 85
Real estate-construction	1,236	953	3,036	666	0
Real estate-mortgage	5,031	2,290	4,674	2,467	727
Installment loans to individuals	274	263	76	28	107
Total non-accrual loans	$6,877	$4,163	$8,334	$3,327	$919

Loans 90 days past due accruing interest:
Commercial, financial & agricultural	$ 535	$ 0	$ 37	$ 0	$ 25
Real estate-construction	0	7	0	0	0
Real estate-mortgage	1,642	1,814	1,914	1,481	763
Installment loans to individuals	24	34	6	13	14
Total loans 90 days past due accruing interest	2,201	1,855	1,957	1,494	802
Total non-current loans	$9,078	$6,018	$10,291	$4,821	$1,721
Total non-current loans as % of total loans	1.64%	1.05%	1.69%	0.76%	0.30%

Troubled debt restructuring
Commercial, financial and agricultural	$ 0	$ 18	$ 13	$ 27	$0
Real estate-construction	148	0	0	0	0
Real estate-mortgage	2,554	2,620	1,123	1,141	0
Installment loans to individuals	8	65	92	81	0
Total troubled debt restructuring	$2,710	$2,703	$1,228	$1,249	$0
Total troubled debt restructuring as a % of total loans	0.49%	0.47%	0.20%	0.20%	0.00%

Other real estate & other repossessed property	$12,595	$14,373	$5,185	$3,832	$2,520
Non-accrual debt securities	318	710	0	0	0
Total non-performing assets	$24,701	$23,804	$16,704	$9,902	$4,241
Total non-performing assets as % of total assets	2.39%	2.44%	1.80%	1.10%	0.50%

An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance.  The ratio of allowance for loan losses to total loans, net of unearned income, was 1.46% as of September 30, 2011 compared to 1.42% as of September 30, 2010 and 1.47% at year-end 2010.  The following recaps activity in the allowance for the first nine months for each of the past five year and the allowance for loan losses as a percent of total loans as of September 30 for each of the years presented:

	YEAR-TO-DATE ENDED SEPTEMBER 30,
	2011	2010	2009	2008	2007
Allowance for loan losses:
Beginning of period balance	$8,028	$8,784	$7,300	$6,328	$6,211
Loans charged off	(2,086)	(6,948)	(4,265)	(1,808)	(744)
Recovery of loans previously charged off	228	223	317	267	268
Net loans charged-off	(1,858)	(6,725)	(3,948)	(1,541)	(476)
Provision for loan losses	1,925	6,000	4,850	2,208	583
End of period balance	$8,095	$8,059	$8,202	$6,995	$6,318

Loans, end of period balance	$554,039	$565,828	$607,449	$632,200	$581,641
Allowance for loan losses as % of total loans	1.46%	1.42%	1.35%	1.11%	1.09%

The following table recaps activity in the allowance for loan losses in third quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	QUARTER ENDED SEPTEMBER 30,
	2011	2010	2009	2008	2007
Average net loans outstanding	$550,166	$567,617	$605,993	$629,496	$571,192
Allowance for loan losses:
Beginning of period balance	$8,264	$8,102	$8,854	$6,933	$6,236
Loans charged off	(935)	(1,047)	(2,396)	(1,107)	(267)
Recovery of loans previously charged off	66	54	94	69	99
Net loans charged-off	(869)	(993)	(2,302)	(1,038)	(168)
Provision for loan losses	700	950	1,650	1,100	250
End of period balance	$8,095	$8,059	$8,202	$6,995	$6,318
Ratio of net charge-offs during the quarter to average net loans outstanding	0.16%	0.17%	0.38%	0.16%	0.03%

Net loans charged off in third quarter for each of last five years by category were as follows (dollars in thousands):

	QUARTER ENDED SEPTEMBER 30,
	2011	2010	2009	2008	2007
Charge-offs:
Domestic:
Commercial, financial & agricultural	($293)	($135)	($45)	($485)	($17)
Real estate-construction	(128)	(225)	(570)	(102)	(14)
Real estate-mortgage	(467)	(633)	(1,634)	(295)	(135)
Installment loans to individuals	(47)	(54)	(147)	(225)	(101)
Total charge-offs	($935)	($1,047)	($2,396)	($1,107)	($267)

Recoveries:
Domestic:
Commercial, financial & agricultural	$9	$7	$21	$12	$6
Real estate-construction	0	14	1	23	6
Real estate-mortgage	44	7	26	9	49
Installment loans to individuals	13	26	46	25	38
Total recoveries	66	54	94	69	99
Net loans charged off	($869)	($993)	($2,302)	($1,038)	($168)

Other Real Estate

The book value of other real estate owned (“OREO”) was $12.6 million as of September 30, 2011 and $14.7 million at December 31, 2010.  As evidenced by the statement of cash flows, loans totaling $3.3 million were transferred from loans into other real estate during first nine months of 2011 compared to $9.4 million transferred from loans into other real estate during first nine months of 2010.

As of current quarter end, there were over 100 properties in OREO consisting primarily of residential lots, land for development and other commercial purpose properties.  Approximately 84% of the $12.6 million in OREO is located in Shelby County, Tennessee and surrounding counties.  Approximately 11% or $1.4 million in OREO is located in or around Williamson County, Tennessee.  Management continues efforts to market and liquidate OREO with minimal losses.  A lack of consumer confidence in a slowly recovering economy continues to suppress sales of real estate as well as placing ongoing pressure on real estate values.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of acquisition of the property is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Write-downs subsequent to foreclosure and gains or losses on the sale of OREO are reported in Loss on Sale of Foreclosed Property in the Non-Interest Income section of the Consolidated Income Statements.  The net loss on sale or writedown of OREO for first nine months of 2011 totaled approximately $977,000 compared to net loss of $882,000 for first nine months of 2010.

Other real estate expenses totaled approximately $692,000 in nine months ended September 30, 2011 compared to approximately $691,000 in nine months ended September 30, 2010.  Other real estate expenses consist of expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs.

Activity in OREO for third quarter 2011, 2010 and 2009 consisted of the following:

	2011	2010	2009
Beginning balance	$12,934	$13,344	$4,425
Acquisitions	1,796	2,725	1,601
Capitalized costs	242	138	152
Dispositions	(2,205)	(1,771)	(967)
Valuation adjustments through earnings	(172)	(63)	(26)
Ending balance	$12,595	$14,373	$5,185

Liquidity

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Bank’s liquidity position continues to be strong and stable as asset growth remains strategically controlled near the 5% range.  The Company’s primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based sources accounted for 89% of total funding as of September 30, 2011 compared to 87% as of September 30, 2010 and 90% as of year-end 2010.  As of September 30, 2011, the Company had $23 million in deposit funds from the State of Tennessee.

The Bank participates in Certificate of Deposit Account Registry Service (“CDARS”).  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit (“CDs”) (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank’s ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank’s customers, purchase time deposits (referred to as “One-Way Buy” deposits) or to sell excess deposits (referred to as “One-Way Sell” deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and “One-Way Buy” deposits in the CDARS program totaling $26 million as of September 30, 2011, $29 million as of September 30, 2010 and $26 million as of December 31, 2010.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes and are included in the following brokered deposit balances.  The Bank had $26 million of brokered certificate of deposits comprising 3.2% of total deposits as of September 30, 2011 compared to $30 million or 3.9% of total deposits as of September 30, 2010 and $26 million or 3.2% as of year-end 2010.

Short-term and long-term advances from the FHLB totaled $41 million and accounted for 4.5% of total funding as of September 30, 2011 and $42 million or 4.7% of total funding as of December 31, 2010.

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

As of September 30, 2011, the Bank has available lines of credit for federal fund purchases totaling $54.5 million with four correspondent banks as well as additional borrowing capacity of $114 million with FHLB.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

Capital Resources

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total equity on September 30, 2011 was $103.2 million, up 15.7% from $89.3 million as of December 31, 2010.  The increase in equity consists of an increase in unrealized gains on available-for-sale securities as well as undistributed net income.  The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of September 30, 2011 was 16.4%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution.  Total equity as a percentage of total assets for third quarter is presented in the following table for the years indicated (excluding loan loss reserves):

2011	2010	2009	2008	2007
10.01%	9.69%	8.95%	7.95%	8.41%

Dividends were $0.20 per share in third quarter 2011 compared to $0.15 per share in third quarter 2010 and 2009.  As a precautionary measure beginning third quarter 2009, core quarterly dividends per share were reduced from $0.29 to $0.15 in order to preserve capital and strengthen the Company’s capital position to prepare to pursue opportunities for growth as economic conditions improve.  As earnings and capital remain strong, the dividends were conservatively increased to $0.20 per share per quarter in 2011.  The dividend payout ratio was 23.9%, 25.4% and 33.0% for third quarter 2011, 2010 and 2009, respectively.   The Company anticipates continuing to pay quarterly dividends $0.20 per share in 2011 and consideration of a special dividend contingent on the Company’s actual and projected earnings and capital levels in December 2011.  The dividend payout ratio for the year ending December 31, 2011 is expected to be in the range of 40-50%, which is within our historical payout range.

The Company repurchased 3,144 shares of its own stock during third quarter 2011 for an average price of $34.00 per share and aggregate price of approximately $107,000.  The Company has no formal plans or programs in place to repurchase common stock but repurchases shares as opportunities arise in order to provide liquidity for shareholders and as prudent given the company’s current and forecasted capital position.  There were six shares of treasury stock sold for an average price of $34.00 per share and aggregate price of $204 during third quarter 2011 and no treasury transactions during third quarter 2010.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350).”  The objective of this update is to simplify how public and private entities test goodwill for impairment.  Under the amendments of the update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss.  Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This update is not expected to have a material impact on the Company’s financial statements.

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, and increased mortgage-related investments securities to provide constant cash inflows.  As of September 30, 2011, the Company is in a liability sensitive position in which the Company would likely experience a dilution in net interest margin in a rising rate environment.  Interest rate risk exposures are within policy limits. Net interest margins remain strong at 4.35% for the quarter ended September 30, 2011.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2011, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of September 30, 2011 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS-

The Company repurchased 3,144 shares of its own stock during third quarter 2011 for an average price of $34.00 per share and aggregate price of approximately $107,000.  The Company has no formal plans or programs in place to repurchase common stock.  Treasury stock purchases for third quarter 2011 occurred as follows:

	Shares	Average
	Purchased	Price per Share
July 1 to July 31, 2011	2,303	$34.00
August 1 to August 31, 2011	-	-
September 1 to September 30, 2011	841	$34.00
Total	3,144	$34.00

There were six shares of treasury stock sold during the three months ended September 30, 2011 for $34.00 per share and aggregate price of $204.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – NONE

ITEM 4.  N/A

ITEM 5.  OTHER INFORMATION – NONE

ITEM 6.  EXHIBITS

Exhibits 31(a) and 31(b) Certifications Pursuant to 18 U.S.C. 1350, Section 302

Exhibits 32(a) and 32(b) Certifications Pursuant to 18 U.S.C. 1350, Section 906

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc.
(Registrant)

Date: November 8, 2011	/s/ Jeffrey D. Agee
Jeffrey D. Agee,
Chief Executive Officer and President

Date: November 8, 2011	/s/Laura Beth Butler
Laura Beth Butler,
Executive Vice President, Chief Financial Officer & Secretary