Form 10-K
period 2011-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2012-03-14
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 0-11709

FIRST CITIZENS BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1180360

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One First Citizens Place
Dyersburg, Tennessee	38024

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (731) 285 - 4410

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
None.	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value

(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☑

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2011 was approximately $81,953,532 based upon the last known sale price prior to such date.

     As of February 21, 2011, the registrant had 3,607,854 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Commission within 120 days after December 31, 2011.

PART I

ITEM 1.  BUSINESS.

General

First Citizens Bancshares, Inc. (the “Company”) is a financial holding company incorporated in Tennessee in 1982. Through its principal bank subsidiary, First Citizens National Bank (the “Bank”), the Company conducts commercial banking and financial services operations primarily in West Tennessee. At December 31, 2011, the Company and its subsidiaries had total assets of $1.053 billion and total deposits of $856 million. The Company’s principal executive offices are located at One First Citizens Place, Dyersburg, Tennessee 38024 and its telephone number is (731) 285-4410.

The Company, headquartered in Dyersburg, Tennessee, is the holding company for the Bank and First Citizens (TN) Statutory Trusts III and IV.  These trusts hold the Company’s trust preferred debt and are not consolidated but are accounted for under the equity method in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Bank is a diversified financial services institution that provides banking and other financial services to its customers. The Bank provides customary banking services, such as checking and savings accounts, fund transfers, various types of time deposits, safe deposit facilities, financing of commercial transactions and making and servicing both secured and unsecured loans to individuals, firms and corporations. The Bank is the only community bank in Tennessee recognized as a preferred lender for the Farm Service Agency of the U.S. Department of Agriculture (“FSA”), which provides emergency farm loans to help producers recover from production and physical losses caused by natural disasters or quarantine.  The Bank’s agricultural services include operating loans as well as financing for the purchase of equipment and farmland. The Bank’s consumer lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. The Bank typically sells long-term residential mortgages that it originates to the secondary market without retaining servicing rights. The Bank’s commercial lending operations include various types of credit services for customers.

The Bank has the following subsidiaries:

  First Citizens Financial Plus, Inc., a Tennessee bank service corporation wholly owned by the Bank, provides licensed brokerage services that allow the Bank to compete on a limited basis with numerous non-bank entities that provide such services to the Company’s customer base.  The brokerage firm operates three locations in West Tennessee.

  White and Associates/First Citizens Insurance, LLC was chartered by the State of Tennessee and is a general insurance agency offering a full line of insurance products including casualty, life and health, and crop insurance.  The Bank holds a 50% ownership in the agency, which is accounted for using the equity method.  The insurance agency operates nine offices in Northwest Tennessee.

  First Citizens/White and Associates Insurance Company is organized and existing under the laws of the State of Arizona.  Its principal activity is credit insurance.  The Bank holds a 50% ownership in the agency, which is accounted for using the equity method in accordance with GAAP.

  First Citizens Investments, Inc. was organized and exists under laws of the State of Nevada.  The principal activity of this entity is to acquire and sell investment securities as well as collect income from the portfolio.  First Citizens Investments, Inc. owns the following subsidiary:

  First Citizens Holdings, Inc. is a Nevada corporation and wholly-owned subsidiary of First Citizens Investments, Inc., acquires and sells certain investment securities, collects income from its portfolio, and owns the following subsidiary:

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

The following table sets forth a comparative analysis of key balance sheet metrics of the Company as of December 31, for the years indicated (in thousands):

	2011	2010	2009
Total assets	$1,053,549	$974,378	$956,555
Total deposits	855,672	791,845	752,146
Total net loans	519,660	539,675	578,614
Total equity capital	103,468	89,279	84,367

The table below provides a comparison of the Company’s performance to industry standards based on information provided by the Board of Governors of the Federal Reserve (the “Federal Reserve”). According to the Bank Holding Company Performance Report as of September 30, 2011(the most recent report available as of the date of this Annual Report on Form 10-K), the Company’s peer group consisted of 300 bank holding companies with assets totaling $1 billion to $3 billion. The following table presents comparisons of the Company with its peers as indicated in Bank Holding Company Performance Reports for the years ended December 31 for each of the years indicated:

	2011		2010		2009
	Company	Peer(1)	Company	Peer(2)	Company	Peer(2)
Net interest income to average assets	3.81%	3.45%	3.77%	3.44%	3.74%	3.33%
Net operating income to average assets	1.18%	0.63%	0.92%	0.22%	0.89%	-0.13%
Net loan losses to average total loans	0.45%	0.88%	1.38%	1.12%	0.93%	1.18%
Tier I capital to average assets(3)	9.15%	9.59%	8.93%	8.85%	8.40%	8.51%
Cash dividends to net income	33.54%	23.10%	40.86%	29.04%	45.27%	38.66%

________________

(1)	Peer information is provided for the nine months ended September 30, 2011, which is the most recent information available.
(2)	For the years ended December 31, 2010 and 2009, the Company’s peer group consisted of approximately 450 bank holding companies with total asset size of $500 million to $1 billion.
(3)	Tier I capital to average assets is the ratio of core equity capital components to average total assets.

The Company and the Bank employed a total of 259 full-time equivalent employees as of December 31, 2011.  The Company and the Bank are committed to hiring and retaining high quality employees to execute the Company’s strategic plan.

The Company’s website address is www.firstcitizens-bank.com. The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge by link on its website on the “About Us – Investor Relations” webpage under the caption “SEC Filings” as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Shareholders may request a copy of the annual, quarterly or current reports without charge by contacting Laura Beth Butler, Secretary, First Citizens Bancshares, Inc., P. O. Box 370, Dyersburg, Tennessee 38025-0370.

Expansion

The Company, through its strategic planning process, intends to seek profitable opportunities that utilize excess capital and maximize income in Tennessee.  If the Company decides to acquire other banking institutions, its objective would be asset growth and diversification into other market areas. Acquisitions and de novo branches might afford the Company increased economies of scale within operation functions and better utilization of human resources. The Company would only pursue an acquisition or open a de novo branch if the Company’s Board of Directors determines it to be in the best interest of the Company and its shareholders.  The Company does not currently have plans to acquire other banking institutions.

The Company owns two real estate parcels in Jackson, Tennessee which it purchased for construction of full-service facilities.  The lots were purchased in 2007 and 2008, but construction is temporarily on hold because of current economic conditions.  Construction of these facilities is expected to commence in one to three years.

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

The Bank builds and implements strategic plans and commitments to address competitive factors in the various markets it serves.  The Bank’s primary strategic focus is on obtaining and maintaining profitable customer relationships in all markets it serves.  The markets demand competitive pricing, but the Bank competes on high quality customer service that will attract and enhance loyal, profitable customers to the Bank.  Industry surveys have consistently revealed that 65-70% of customers leave banks because of customer service issues.  Accordingly, the Bank is committed to providing excellent customer service in all markets that it serves as a means of branding and distinguishing itself from other financial institutions.  The Bank utilizes advertising, including both newspaper and radio, and promotional activities to support its strategic plans.

The Bank offers a typical mix of interest-bearing transaction, savings and time deposit products, as well as traditional non-interest bearing deposit accounts. The Bank is a leader in deposit market share compared to competitors in Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley Counties of Tennessee. The Bank has consistently been a leader in market share of deposits in its markets for several years. The Bank’s market share has been 18% to 20% in Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley Counties combined and in excess of 62% in Dyer County for the last three years.  The following market share information for these counties (banks only, deposits inside of market) is from the Deposit Market Share Report, as of June 30, 2011, prepared annually by the FDIC (dollars in thousands):

Bank Name	# of Offices	Total Deposits	Market Share %
First State Bank	15	$ 752,365	22.66%
First Citizens National Bank	13	639,329	19.25%
Regions Bank	9	256,416	7.72%
Bank of Fayette County	7	202,002	6.08%
Somerville Bank & Trust Co.	5	167,444	5.04%
Bank of Ripley	4	161,914	4.88%
BancorpSouth Bank	6	147,968	4.46%
Commercial Bank & Trust	2	118,025	3.55%
Security Bank	6	102,991	3.10%
Reelfoot Bank	5	100,109	3.01%
Insouth Bank	2	92,008	2.77%
First South Bank	2	70,544	2.12%
Farmers Bank of Lynchburg	2	69,509	2.09%
Patriot Bank	2	62,986	1.90%
Bank of Gleason	1	62,560	1.88%
Bank of Halls	2	55,673	1.68%
Greenfield Banking Co.	2	41,337	1.24%
Brighton Bank	2	40,144	1.21%
Lauderdale County Bank	2	38,902	1.17%
Gates Banking & Trust Co.	1	38,210	1.15%
Clayton Bank and Trust	2	33,717	1.02%
All others	8	66,794	2.02%
Total	100	$3,320,947	100.00%

The Bank also competes in the Shelby County and Williamson County markets.  Because the size and composition of these two markets is much larger and more diverse than the other markets in which the Bank operates, Shelby and Williamson Counties are excluded from the above table.  The Bank’s market share in Shelby County was 0.88% and 0.75% as of June 30, 2011 and 2010, respectively.  The Bank’s market share in Williamson County was 0.21% and 0.18% as of June 30, 2011 and 2010, respectively.

Regulation and Supervision

Bank Holding Company Act

The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is subject to supervision and examination by the Federal Reserve. As a financial holding company, the Company is required to file with the Federal Reserve annual reports and other information regarding its business obligations and those of its subsidiaries.  Federal Reserve approval must be obtained before the Company may:

  Acquire ownership or control of any voting securities of a bank or bank holding company where the acquisition results in the Company owning or controlling more than 5% of a class of voting securities of that bank or bank holding company; or

  Acquire substantially all assets of a bank or bank holding company or merge with another bank holding company.

Federal Reserve approval is not required for a bank subsidiary of a bank holding company to merge with or acquire substantially all assets of another bank if prior approval of a federal supervisory agency, such as the Office of the Comptroller of the Currency (“OCC”), is required under the Bank Merger Act.

The Bank Holding Company Act provides that the Federal Reserve shall not approve any acquisition, merger or consolidation that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States.  Further, the Federal Reserve may not approve any other proposed acquisition, merger, or consolidation, the effect of which might be to substantially lessen competition or tend to create a monopoly in any section of the country, or which in any manner would be in restraint of trade, unless the anti-competitive effect of the proposed transaction is clearly outweighed in favor of public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. Further, an application may be denied if the applicant has failed to provide the Federal Reserve with adequate assurances that it will make available such information on its operations and activities, and the operations and activities of any affiliate, deemed appropriate to determine and enforce compliance with the Bank Holding Company Act and any other applicable federal banking statutes and regulations.  In addition, the Federal Reserve considers the competence, experience and integrity of the officers, directors and principal shareholders of the applicant and any subsidiaries as well as the banks and bank holding companies concerned.  The Federal Reserve also considers the record of the applicant and its affiliates in fulfilling commitments to conditions imposed by the Federal Reserve in connection with prior applications.

According to Federal Reserve policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a financial holding company must act as a source of financial strength to its subsidiary banks and commit resources to support each such subsidiary. This support may be required at times when a financial holding company may not be able to provide such support.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The passage of the Dodd-Frank Act brought about a major overhaul of the current financial institution regulatory system. Among other things, the Dodd-Frank Act established a new, independent Consumer Financial Protection Bureau tasked with protecting consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve. Further, the Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which require that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation could impact compensation policies of the Bank.  The Dodd-Frank Act provides other restrictions including requiring institutions to retain credit risk when selling loans to third parties.

On June 29, 2011, the Federal Reserve released its final rule implementing the Durbin Debit Interchange Amendment to the Dodd-Frank Act (the “Durbin Amendment”). The final rule set a base interchange rate of $0.21 per transaction, plus an additional five basis points of the transaction cost for fraud charges. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than $0.01 on the debit interchange fee for implementing certain fraud prevention standards. Additionally, the Federal Reserve adopted requirements that issuers include two unaffiliated networks for routing debit transactions, one that is signature-based and one that is personal identification number based. The effective date for the final and interim final rules of the Durbin Amendment was October 1, 2011.

Gramm-Leach-Bliley Act

Among other things, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLBA”) modified financial privacy and community reinvestment laws. The financial privacy provisions included in GLBA generally prohibit financial institutions such as the Bank from disclosing non-public personal financial information to third parties unless customers have the opportunity to opt out of the disclosure.  GLBA also magnifies the consequences of a bank receiving less than a satisfactory Community Reinvestment Act (“CRA”) rating, by freezing new activities until the institution achieves a better CRA rating. As of December 31, 2011, the Company had a satisfactory rating under CRA.

FDIC Insurance Coverage

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for a risk-based deposit insurance premium structure for insured financial institutions. The FDIC generally provides deposit insurance up to $250,000 per customer per institution for depository accounts held at insured financial institutions. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Effective as of the second quarter of 2011, the FDIC bases the deposit insurance assessment on a redefined assessment base and a new scorecard method to calculate the assessment rate.

Bank Secrecy Act

Over the past 30 plus years, Congress has passed several laws impacting a financial institution’s responsibilities relating to the Bank Secrecy Act.  In 2005, the Federal Financial Institutions Examination Council and federal banking agencies released the interagency “Bank Secrecy Act Anti-Money Laundering Examination Manual.” The manual emphasizes a banking organization’s responsibility to establish and implement risk-based policies, procedures and processes to comply with the Bank Secrecy Act and safeguard its operations from money laundering and terrorist financing. It is a compilation of existing regulatory requirements, supervisory expectations and sound practices for Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance. An effective BSA/AML compliance program requires sound risk management; therefore, the manual also provides guidance on identifying and controlling risk associated with money laundering and terrorist financing.

The specific examination procedures performed will depend on the BSA/AML risk profile of the banking organization, the quality and quantity of independent testing, the financial institution’s history of BSA/AML compliance and other relevant factors.   The Bank has implemented effective risk-based policies and procedures that reinforce existing practices and encourage a vigilant determination to prevent the institution from becoming associated with criminals or being used as a channel for money laundering or terrorist financing activities.

USA Patriot Act

The USA Patriot Act (the “Patriot Act”) enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.  The Patriot Act significantly amended and expanded the application of the Bank Secrecy Act, including enhanced customer identity measures, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Patriot Act, each financial institution is required to establish and maintain anti-money laundering programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs.  In addition, the Patriot Act requires the federal banking agencies to consider the record of a bank or banking holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. The Bank has implemented policies and procedures in compliance with stated regulations of the Patriot Act.

Customer Information Security and Customer Financial Privacy

The Federal Reserve published guidelines for Customer Information Security and Customer Financial Privacy with a mandatory effective date of July 1, 2001.  The Bank has established policies in adherence to the published guidelines.

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

  Subject to specified exceptions, financial institutions may not disclose nonpublic personal information about consumers to any nonaffiliated third party unless consumers are given a reasonable opportunity to direct that such information not be shared (to “opt out”); and

  Financial institutions generally may not disclose customer account numbers to any nonaffiliated third party for marketing purposes.

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

Each institution may implement a security program appropriate to its size, complexity, nature and scope of its operations. The Bank has structured and implemented a financial security program that complies with all principal requirements of GLBA.

Regulatory agencies also published the “Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice.”  Pursuant to such guidance, each financial institution is required to implement a response program to address unauthorized access to sensitive customer information maintained by the institution or its service providers.  The Bank has implemented an appropriate response program, which includes: formation of an “Incident Response Team”; properly assessing and investigating any incident; notifying the OCC of any security breach, if necessary; taking appropriate steps to contain and control any incident; and notifying affected customers when required.

Identity Theft Prevention Program

The Fair and Accurate Credit Transactions Act (“FACT”) requires banking institutions to implement an Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Program requirements include incorporating federal guidelines on investigating customer address discrepancies and identifying other “red flags” that may indicate potential identity theft.  The Bank has implemented a comprehensive Identity Theft Prevention Program, which covers all customer accounts and accomplishes the following standards as set forth in FACT: (1) identify relevant red flags for covered accounts; (2) detect red flags; (3) respond appropriately to any red flags detected; and (4) ensure the program is updated periodically.

Federal Legislation on Banking Products and Services

Following the economic crises of 2008, Congress and the regulatory agencies issued legislation, rules and regulations creating or amending numerous requirements on disclosures, documentation, and procedures in relation to several products and services offered by financial institutions.  Many of these proposals provide customers with additional disclosure information and protections.  The regulatory changes include, but are not limited to, the Real Estate Settlement Procedures Act, Federal Reserve Regulation E governing overdraft protection, the Truth in Lending Act and the Truth in Savings Act.  The Bank’s policies and procedures are being revised to incorporate recent regulatory requirements and ensure full compliance.

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

Basel III

In September 2010, the oversight body of the Basel Committee announced a package of reforms, commonly referred to as Basel III, that will increase existing capital requirements substantially over the next four years as well as add additional liquidity requirements for banks. These reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010. The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending an alternative approach for U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

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

Tennessee usury laws permit interest at an annual rate of four percentage points above the average prime loan rate for the most recent week for which such an average rate has been published by the Federal Reserve, or 24%, whichever is less. The “Most Favored Lender Doctrine” permits national banks to charge the highest rate permitted by any state lender.

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

ITEM 1A.  RISK FACTORS.

Information contained herein includes forward-looking statements with respect to the beliefs, plans, risks, goals and estimates of the Company.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management’s control.  When used in this discussion, the words “anticipate,” “project,” “expect,” “believe,” “should,” “will,” “intend,” “is likely,” “going forward,” “may” and other expressions are intended to identify forward-looking statements.  These forward-looking statements are within the meaning of section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may include, but are not limited to, capital resources, strategic planning, acquisitions or de novo branching, ability to meet capital guidelines, legislation and governmental regulations affecting financial services companies, construction of new branch locations, dividends, critical accounting policies, allowance for loan losses, fair value estimates, goodwill, occupancy and depreciation expense, held-to-maturity securities, available-for-sale securities, trading securities, cash flows, core deposit intangibles, diversification in the real estate loan portfolio, interest income, maturity of loans, loan impairment, loan ratings, charge-offs, other real estate owned, maturity and re-pricing of deposits, borrowings with call features, dividend payout ratio, off-balance sheet arrangements, the impact of recently issued accounting standards, changes in funding sources, liquidity, interest rate sensitivity, net interest margins, debt securities, non-accrual status of loans, contractual maturities of mortgage-backed securities and collateralized mortgage obligations, other-than-temporary impairment of securities, amortization expense, deferred tax assets, independent appraisals for collateral, property enhancement or additions, efficiency ratio, ratio of assets to employees, net income, changes in interest rates, loan policies, categorization of loans, maturity of FHLB borrowings and the effectiveness of internal control over financial reporting.

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

In addition to the factors listed above, management believes that the risk factors set forth below should be considered in evaluating the Company’s business. The relevant risk factors outlined below may be supplemented from time to time in the Company’s press releases and filings with the SEC.

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

                We are subject to the risk of losses from the liquidation and/or valuation adjustments on other real estate owned.  We owned over 100 properties totaling $11.1 million in other real estate owned as of December 31, 2011.  Other real estate owned is valued at the lower of cost or fair market value less cost to sell.  Fair market values are based on independent appraisals for properties valued at $50,000 or greater and appraisals are updated annually.  We may incur future losses on these properties if economic and real estate market conditions result in further declines in the fair market value of these properties.

If our allowance for loan losses becomes inadequate, our financial condition and results of operations could be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Management uses various assumptions and judgments to evaluate on a quarterly basis the adequacy of the allowance for loan losses in accordance with GAAP as well as regulatory guidelines. The amount of future losses is susceptible to changes in economic, operating and other conditions, changes in interest rates which may be beyond our control, and these losses may exceed current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have an adverse effect on our financial performance.

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

Our profitability is in part a function of interest rate spread, or the difference between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Interest rates are largely driven by monetary policies set by the Federal Open Market Committee, or FOMC, and trends in the prevailing market rate of interest embodied by the yield curve.  The FOMC establishes target rates of interest to influence the cost and availability of capital and promote national economic goals.  In January 2012, the FOMC indicated that rates would most likely remain at the historical low of a range of 0.00% to 0.25% through the end of 2014.  The yield curve is a representation of the relationship between short-term interest rates to longer-term debt maturity rates.  Currently, the yield curve is fairly steep as short-term rates continue at historic lows.  As of December 31, 2011, the Bank was liability sensitive in terms of interest rate risk exposure, meaning that the Bank will likely experience margin compression when federal funds rates increase.  In other words, upward pressure on deposit interest rates will outpace increases in the interest rates on interest-earning assets.  Deposits are currently priced at historically low levels and are likely to reprice at a faster pace than interest-earning assets when the rate environment begins rising.  The majority of variable-rate loans are priced at floors that will require significant increase in federal fund and prime rates before loan yields increase.

Prepayment of principal cash flows from the investment portfolio is expected to be steady in 2012 as rates continue to be very low. Credit availability has improved recently because of the actions of the Federal Reserve and U.S. Treasury Department as described above. Reinvestment rates on the investment portfolio have dropped significantly (greater than 100 basis points) over the last 12 months.

If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, our net interest income and, therefore, earnings could be adversely affected. Earnings could also be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings. While management takes measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing the exposure to interest rate risk. A sudden and significant increase in the market rate of interest could have a material adverse effect on the Company’s financial position and earnings.

We are geographically concentrated in West Tennessee, and changes in local economic conditions may impact our profitability.

We operate primarily in West Tennessee and the majority of all loan customers and most deposit and other customers live or have operations in this area. Accordingly, our success depends significantly upon growth in population, income levels, deposits, housing starts and continued attraction of business ventures to this area. Our profitability is impacted by changes in general economic conditions in this market. The residential real estate market in the Shelby County and surrounding markets continues to be a concern due to elevated inventories and the negative impact on market values.  New and existing home sales have improved, but remain well below 2006 – 2007 levels or the level of absorption required to meaningfully allow the residential real estate market to recover fully.  We also remain concerned about the impact of plant closings (such as Goodyear and Briggs & Stratton) and their impact to unemployment levels and economic conditions in our rural markets.   Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

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

We rely on dividends from the Bank as our primary source of funds. The Bank’s primary sources of funds are client deposits and loan repayments. While scheduled loan repayments have historically been a relatively stable source of funds, they are susceptible to the inability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters and national or international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

The failure of numerous banks as a result of the economic recession may have a negative impact on our earnings, as premiums required for FDIC insurance may increase in 2012 and beyond. In 2011 and 2010, FDIC premium expense totaled approximately $823,000 and $1.2 million, respectively, and was included in non-interest expense.  We cannot give any assurances that the FDIC will not require special assessments or increase deposit insurance assessments in the future.

Adverse perceptions about our business could adversely affect our results of operations and financial condition.

We believe that our reputational risk increased significantly during the recent economic recession as a result of the elevated number of bank failures and volume of negative media headlines related to the banking industry. As a result, the FDIC implemented various programs to help mitigate such risks, including increasing deposit insurance limits to $250,000. As part of its strategic initiatives, management implemented various action plans including communications with and training sessions for our staff and communications to local customers and civic groups regarding management’s view on stability in the Company as well as most local community banking institutions.

The public perception of our ability to conduct business and expand our customer base may also be affected by practices of the Company’s Board of Directors, management and employees. Significant relationships with vendors, customers and other external parties may also affect our reputation. Adverse perceptions about our business practices or the business practices of those with whom we have significant relationships could adversely impact our results of operations and financial condition.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not our shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  Future changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, or decrease the flexibility in pricing certain products and services by the Bank, among other things.  Failure to comply with laws, regulations or policies could result in sanctions imposed by regulatory agencies, civil money penalties, civil liability and/or reputation damage, which could have a material adverse effect on our financial condition and results of operations. While our policies and procedures are designed to deter and detect any such violations, there can be no assurance that such violations will not occur.

Our common stock is not listed or traded on any established securities market and is normally less liquid than securities traded in those markets.

Our common stock is not listed or traded on any established securities market and we have no plans to seek to list our common stock on any recognized exchange. Accordingly, our common stock has substantially less daily trading volume than the average securities listed on any national securities exchange. Most transactions in our common stock are privately negotiated trades and our common stock is very thinly traded. There is no dealer for our stock and no “market maker.” Our shares do not have a trading symbol. The lack of a liquid market can produce downward pressure on our stock price and can reduce the marketability of our common stock.

Our ability to pay dividends may be limited.

As a holding company, the Company is a separate legal entity from the Bank and does not conduct significant income-generating operations of its own. It currently depends upon the Bank’s cash and liquidity to pay dividends to its shareholders. We cannot provide assurance that the Bank will have the capacity to pay dividends to the Company in the future. Various statutes and regulations limit the availability of dividends from the Bank. It is possible that, depending upon the Bank’s financial condition and other factors, the Bank’s regulators could assert that payment of dividends by the Bank to the Company is an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Company, we may not be able to pay dividends to our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Bank has 16 full-service bank financial centers, three drive-through only branches, one loan production office and 28 ATMs spread over nine Tennessee counties. A list of available banking locations and hours is maintained on the Bank’s website (www.firstcitizens-bank.com) under the “Locate Us” section.  The Bank owns and occupies the following properties:

  The Bank’s main branch and executive offices are located in a six-story building at One First Citizens Place (formerly 200 West Court), Dyersburg, Dyer County, Tennessee.  This property also includes the Banking Annex, which has an address of 215-219 Masonic Street.  The Banking Annex houses the Bank’s operations, information technology, call center, bank security and mail departments;

  The Bank’s downtown drive-through branch is located at 117 South Church Street, Dyersburg, Dyer County, Tennessee, and is a remote motor bank with six drive-through lanes and a drive-up ATM lane;

  The Green Village Financial Center, located at 710 U.S. 51 Bypass adjacent to the Green Village Shopping Center in Dyersburg, Dyer County, Tennessee, is a full-service banking facility;

  The Newbern Financial Center, a full-service facility, is located at 104 North Monroe Street, Newbern, Dyer County, Tennessee;

  The Industrial Park Financial Center located at 2211 St. John Avenue, Dyersburg, Dyer County, Tennessee is a full-service banking facility;

  The Ripley Financial Center is a full-service facility located at 316 Cleveland Street in Ripley, Lauderdale County, Tennessee;

  The Troy Financial Center is a full-service banking facility located at 220 East Harper Street in Troy, Obion County, Tennessee;

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

  The Atoka Financial Center is a full-service facility located at 123 Atoka-Munford Avenue, Atoka, Tipton County, Tennessee;

  The Millington Financial Center is a full-service branch facility located at 8170 Highway 51 N., Millington, Shelby County, Tennessee;

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

  The Arlington Financial Center is a full-service facility located at 5845 Airline Road, Arlington, Shelby County, Tennessee;

  The Oakland Financial Center is a full-service facility located at 7285 Highway 64, Oakland, Fayette County, Tennessee;

  The Collierville Financial Center is a full-service facility located at 3668 South Houston Levee in Collierville, Shelby County, Tennessee;

  The Franklin Financial Center is a full-service facility located at 1304 Murfreesboro Road in Franklin, Williamson County, Tennessee;

  A lot located on Christmasville Cove in Jackson, Madison County, Tennessee, that was purchased in 2007 and on which the Company expects to construct a full-service branch location in the next three to five years; and

  A lot located on Union University Drive in Jackson, Madison County, Tennessee, that was purchased in February 2008 and on which the Company expects to construct a full-service branch in the next one to three years.

The Bank owns all properties and there are no liens or encumbrances against any properties owned by the Bank.  All facilities described above are adequate and appropriate to provide banking services as noted and are adequate to handle growth expected in the foreseeable future.  As growth continues or needs change, individual property enhancements or additional properties will be evaluated as necessary.

ITEM 3. LEGAL PROCEEDINGS.

The Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of such matters should not have a material adverse effect on the Company’s consolidated financial condition or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders and Market Information

As of February 21, 2012, there were 1,071 shareholders of the Company’s common stock. The Company’s common stock is not listed or traded on any established public trading market. The table below shows the quarterly range of high and low sale prices for the Company’s common stock during the fiscal years 2011 and 2010.  These sale prices represent known transactions reported to the Company and do not necessarily represent all trading transactions for the periods.

Year	Quarter	High	Low
2011	First	$34.00	$34.00
	Second	34.00	32.00
	Third	34.00	34.00
	Fourth	36.00	34.00
2010	First	32.00	32.00
	Second	32.00	32.00
	Third	32.00	32.00
	Fourth	34.00	32.00

Dividends

The Company paid aggregate dividends per share of the Company’s common stock of $1.10 in 2011 and $1.00 in 2010.  The following quarterly dividends per share of common stock were paid for 2011 and 2010:

Quarter	2011	2010
First Quarter	$0.20	$0.15
Second Quarter	0.20	0.15
Third Quarter	0.20	0.15
Fourth Quarter(1)	0.50	0.55
Total	$1.10	$1.00

________________

(1)

On December 15, 2011, the Company paid a special dividend of $0.30 per share, payable to holders of record as of December 1, 2011, in addition to the fourth quarter dividend of $0.20 per share payable to holders of record as of November 15, 2011.  On December 15, 2010, the Company paid a special dividend of $0.40 per share, payable to holders of record as of November 15, 2010, in addition to the fourth quarter dividend of $0.15 per share.

Future dividends will depend on the Company’s earnings, financial condition, regulatory capital levels and other factors, which the Company’s Board of Directors considers relevant.  See the section above entitled “Item 1. Business – Regulation and Supervision” and Note 16 to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on 10-K for more information on restrictions and limitations on the Company’s ability to pay dividends.

Issuer Purchases of Equity Securities

The Company had no publicly announced plans or programs for purchase of stock during 2011. There were no shares of Company common stock repurchased during the quarter ended December 31, 2011.

Unregistered Sale of Securities

The Company sold eight shares of its common stock in 2011 at a price of $34.00 per share for an aggregate price of $272.  Sales of these shares occurred in 2011 as follows (in dollars, except number of shares):

Date	No. of Shares	Aggregate Price
July 2, 2011	4	$136
July 28, 2011	2	68
October 28, 2011	2	68
Total	8	$272

The Company sold 808 shares of its common stock in 2010 at a price of $32.00 per share for an aggregate price of $25,856 and 1,519 shares of its common stock in 2009 at a weighted average price of $27.69 per share for an aggregate price of $42,054.  The Company used proceeds from such sales to pay general expenses of the Company. All shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and, in some cases, Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected financial data of the Company for the 12 months ended December 31, for the years indicated (dollars in thousands, except per share data):

	2011	2010	2009	2008	2007
Net interest income	$ 36,150	$ 34,377	$ 33,199	$ 29,833	$ 27,429
Gross interest income	45,506	46,347	49,011	52,467	54,279
Income from continuing operations	11,862	8,875	8,327	7,529	9,160
Net income per common share	3.28	2.45	2.30	2.08	2.53
Cash dividends declared per common share	1.10	1.00	1.04	1.16	1.16
Total assets at year-end	1,053,549	974,378	956,555	927,502	876,156
Long-term obligations (1)	43,976	42,296	42,216	73,843	63,165
Allowances for loan losses as a % of total loans	1.52%	1.47%	1.50%	1.22%	1.08%
Allowances for loan losses as a % of non-performing loans	98.49%	76.40%	96.87%	168.09%	336.24%
Loans 90 days past due as a % of total loans	1.39%	1.12%	1.54%	0.73%	0.32%

________________

(1)             Long-term obligations consist of Federal Home Loan Bank (“FHLB”) advances that mature after December 31, 2012, and trust-preferred securities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

For the year ended December 31, 2011, the Company’s stable core earnings streams resulted in a return on equity (“ROE”) of 12.2% compared to 9.8% for 2010.  Dividends increased to $1.10 per share in 2011 compared to $1.00 in 2010.  Strong net interest margin, reduced provision for loan losses and management’s commitment to efficiency and cost control served to more than offset challenges presented by the current economic recession.  Net income for 2011 totaled $11.9 million compared to $8.9 million in 2010 and $8.3 million in 2009.

The major drivers of increased earnings were increased net interest income and reduced provision for loan losses.  Net interest income totaled $36.2 million in 2011 compared to $34.3 million in 2010.  Provision for loan losses decreased from $7.0 million in 2010 to $2.4 million in 2011.  Gain on sale of available-for-sale securities totaled approximately $943,000 in 2011 compared to $1.9 million in 2010 and net credit losses of other-than-temporary impairment realized in earnings totaled approximately $48,000 compared to approximately $589,000 in 2010.  Earnings per share were $3.28 for the year ended December 31, 2011, compared to $2.45 and $2.30 for the years ended December 31, 2010 and 2009, respectively.

During 2011, capital growth of 15.9% outpaced asset growth of 8.1%.  Capital growth greater than asset growth was attributable to a $7.9 million increase in retained earnings and a $6.9 million increase in accumulated other comprehensive income.  Retained earnings increased 11.5% in 2011 as a result of increased undistributed net income and conservative dividend payout ratio of 34%.  Accumulated other comprehensive income increased due to increase of $6.9 million in unrealized appreciation (net of tax) on the available-for-sale securities portfolio compared to prior year.  Return on average equity was 12.2% in 2011 compared to 9.8% for 2010 and 10.2% for 2009.  Return on assets (“ROA”) was 1.22%, 0.92% and 0.89% for 2011, 2010 and 2009, respectively.  For 2011, ROE of 12.2% and ROA of 1.22% exceeded the same measures for the Southeast Public Bank Peer Report, as produced by Mercer Capital’s Financial Institutions Group (the “Peer Report”), which reported an average ROE of negative 2.8% and average ROA of 0.01% for 2011.  The Peer Report provides market pricing and performance data on publicly traded banks in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Missouri, and Tennessee.

In 2011, the Company’s dividend payout ratio was 34% compared to 41% in 2010.  The dividend payout ratio has trended lower over the past three years as part of the Company’s strategic effort to grow and preserve capital during the recent economic recession.  Dividend yield for 2011 was 3.24% compared to 3.13% in 2010 and consistent with historical dividend yields in excess of 3%.  The Peer Report reported an average dividend payout ratio of 37.2% and an average dividend yield of 1.73% for 2011.

Maintaining and improving net interest margins continues to be a top priority for many financial institutions, including the Bank.  The Company’s net interest margin had been stable from 2005 to 2008 in the range of 3.75% to 4.00% and increased to 4.20% in 2009 and 4.28% in 2010 and 2011.  As of December 31, 2011, the Company’s interest rate risk position was liability sensitive.  Being slightly liability sensitive over the past three years contributed to the Company’s ability to maintain a net interest margin above 4.0% from 2009 through 2011.  For more information, see Item 7A of this Annual Report on Form 10-K.

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which management believes provides investors with important information regarding the Company’s operational efficiency.  Comparison of the Company’s efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratio for the years ended December 31, 2011, 2010 and 2009 was 60.1%, 59.0%, and 59.8%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income, goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio was 7.95% as of year-end 2011 compared to 7.84% at year-end 2010 and 7.20% at year-end 2009.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows (dollars in thousands):

	At or for the Year Ended December 31,
	2011	2010	2009
Efficiency ratio:
Net interest income(1)	$38,428	$36,368	$34,891
Non-interest income(2)	11,625	12,270	12,462
Total revenue	50,053	48,638	47,353
Non-interest expense	30,072	28,710	28,309
Efficiency ratio	60.08%	59.03%	59.78%
Tangible common equity ratio:
Total equity capital	$103,468	$89,279	$84,312
Less:
Accumulated other comprehensive income	8,801	1,896	4,256
Goodwill	11,825	11,825	11,825
Other intangible assets	35	120	204
Tangible common equity	$82,807	$75,438	$68,027
Total assets	$1,053,549	$974,378	$956,555
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	35	120	204
Tangible assets	$1,041,689	$962,433	$944,526
Tangible common equity ratio	7.95%	7.84%	7.20%

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

Critical Accounting Policies

The accounting and reporting of the Company and its subsidiaries conform to GAAP and follow general practices within the industry.  Preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management believes that the Company’s estimates are reasonable under the facts and circumstances based on past experience and information supplied from professionals, regulators and others.  Accounting estimates are considered critical if (i) management is required to make assumptions or judgments about items that are highly uncertain at the time estimates are made and (ii) different estimates reasonably could have been used during the current period, or changes in such estimates are reasonably likely to occur from period to period, that could have a material impact on presentation of the Company’s Consolidated Financial Statements.

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

Allowance For Loan Losses

The allowance for losses on loans represents management’s best estimate of inherent losses in the existing loan portfolio.  Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  Management believes the allowance for loan loss estimate is a critical accounting estimate because:  (i) changes can materially affect provision for loan loss expense on the income statement, (ii) changes in the borrower’s cash flows can impact the reserve, and (iii) management makes estimates at the balance sheet date and also into the future in reference to the reserve.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.  In addition, as a part of their examination process, federal regulatory agencies periodically review the Bank’s loans and allowances for loan losses and may require the Bank to recognize adjustments based on their judgment about information available to them at the time of their examination.  See Note 1 of the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Fair Value of Financial Instruments

Certain assets and liabilities are required to be carried on the balance sheet at fair value.  Further, the fair value of financial instruments must be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counterparties.

Fair values for the majority of the Bank’s available-for-sale investment securities are based on observable market prices obtained from independent asset pricing services that are based on observable transactions but not quoted market prices.

Fair value of derivatives (if any) held by the Company is determined using a combination of quoted market rates for similar instruments and quantitative models based on market inputs including rate, price and index scenarios to generate continuous yield or pricing curves and volatility factors.  Third party vendors are used to obtain fair value of available-for-sale securities and derivatives (if any). For more information, see Notes 1 and 20 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

The Company reported consolidated net income of $11.9 million for the year ended December 31, 2011, compared to $8.9 million for the year ended December 31, 2010 and $8.3 million in 2009.  The 33% increase in net income from 2010 to 2011 was primarily a result of increased net interest income and reduced provision for loan losses.  Earnings per share were $3.28 for 2011 compared to $2.45 for 2010 and $2.30 for 2009. Return on average assets was 1.22%, 0.92% and 0.89% for the years ended December 31, 2011, 2010 and 2009, respectively.  Return on average equity was 12.2%, 9.8% and 10.2% for 2011, 2010 and 2009, respectively.

During 2011, the Company achieved the milestone of becoming a community bank with over $1 billion in assets.  Asset growth was 8.1% for the year ended December 31, 2011 compared to 1.9% and 3.1% for the years ended December 31, 2010 and 2009, respectively.  Asset growth of $79.1 million was primarily a result of strong core deposit growth, as savings and demand grew 22.2% and 19.5%, respectively in 2011.  Deposit growth was primarily used for incremental purchases of available-for-sale investment securities due to weak loan demand in 2011.  The majority of Interest Bearing Deposits in Banks was the excess balance held at the Federal Reserve Bank which totaled $38.3 million and $5.8 million as of December 31, 2011 and 2010, respectively.  Federal funds sold decreased $3.3 million, net loans decreased $20 million and other real estate owned (“OREO”) decreased $3.7 million in 2011 compared to 2010.  Time deposits decreased 7.5% and other borrowings decreased 9.4% in 2011.

Key economic factors including, but not limited to, stressed real estate markets, job losses and the market interest rate environment put pressure on asset quality during 2009 and 2010 but stabilized somewhat in 2011.  Although the Bank has experienced challenges in asset quality over the past three years because of the downturn in real estate markets, particularly in and around Shelby County, Tennessee, asset quality was considered satisfactory at December 31, 2011 and trends are stabilizing, as evidenced by decreased loans charged off and decreased volume of loans transferred into OREO in 2011 compared to 2010 and 2009.

While many economic trends remained problematic during 2011 and had a negative impact on the Bank’s ability to achieve quality loan growth, the overall trend in asset quality for the existing portfolio stabilized in 2011 compared to the prior two years.  As a result, provision for loan losses decreased to $2.4 million in 2011 compared to $7.0 million in each of the prior two years.  Net charge-offs were $2.4 million in 2011 compared to $7.8 million in 2010 and $5.6 million in 2009.  The allowance for loan losses as a percent of total loans was 1.52% as of December 31, 2011 compared to 1.47% at December 31, 2010 and 1.50% at December 31, 2009.  Additions made to the reserve account, as a percent of gross charge-offs, were 90.7%, 85.5% and 118.6% for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Non-performing loans as a percent of total loans were 1.49% as of December 31, 2011 compared to 1.12% as of December 31, 2010 and 1.54% as of December 31, 2009.  Non-performing loans and OREO as a percent of total loans plus OREO at December 31, 2011 were 3.51% compared to 3.71% and 3.28% at December 31, 2010 and 2009, respectively, while the average of the Bank’s peer group was 4.04% as reported in the Uniform Bank Performance Report for all insured commercial banks having assets between $1 billion and $3 billion (“UBPR”) at December 31, 2011.  The allowance for loan losses as a percent of non-performing loans was 98.49%, 130.9% and 96.8% as of December 31, 2011, 2010 and 2009, respectively.  OREO totaled $11.1 million, $14.7 million and $10.5 million as of December 31, 2011, 2010 and 2009, respectively.

In 2011, the Company had asset quality indicators below certain peer levels in terms of nonperforming loans to total loans and net-charge-offs to average total loans.  Comparison of certain asset quality indicators between the Company and UBPR peer group were as follows for the last five years:

	Year Ended December 31,
	2011		2010		2009		2008		2007
	Company	Peer*	Company	Peer*	Company	Peer*	Company	Peer*	Company	Peer*
Allowance as % of total loans	1.52%	2.03%	1.47%	1.93%	1.50%	1.82%	1.22%	1.43%	1.08%	1.21%
Non-performing loans to total loans	1.50%	2.83%	1.12%	3.21%	1.54%	3.14%	0.74%	2.07%	0.32%	1.03%
Loans 30-89 days past due to total loans	0.90%	0.87%	0.44%	1.20%	0.93%	1.44%	1.15%	1.43%	0.74%	1.11%
Net charge-offs to average total loans	0.45%	0.92%	1.38%	0.99%	0.93%	1.06%	0.31%	0.51%	0.13%	0.18%

___________________

*

Peer data is derived from the UBPR as of December 31 of the year indicated. As of December 31, 2011, the Bank was in Peer Group 2, which consisted of all insured commercial banks having assets between $1 billion and $3 billion.  For 2007 to 2010, the Bank was in Peer Group 3, which consisted of all insured commercial banks having assets between $300 million and $1 billion.

Based on the UBPR, the Company’s allowance as a percent of loans was less than peers’, as the Company’s non-performing loans (loans 90 days or more past due accruing interest and non-accrual loans) were also below peers’ as of year-end 2011.  For more information regarding loans and allowance for loan losses, see the section below entitled “Financial Condition -- Loan Portfolio Analysis” and Note 1 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Net yield on average earning assets was 4.28% for both 2011 and 2010 and 4.20% for 2009.  Strong net interest margin over the past three years was attributable to the Company’s ability to reprice interest bearing liabilities at lower rates, primarily time deposits and other borrowings, in a greater volume than decreases in yields on interest earning assets.  The Bank remained in a liability sensitive position as of year-end 2011 and could face margin compression when the rate environment begins rising.  For more information about the Company’s interest rate sensitivity, see Item 7A of this Annual Report on Form 10-K.

Total non-interest income for the year ended December 31, 2011 decreased $1.2 million compared to the year ended December 31, 2010.  The net decrease was primarily attributable to losses recognized on OREO totaling $1.4 million in 2011 compared to $1.2 million in 2010 and reduced gains on sale of available-for-sale securities totaling approximately $943,000 in 2011 compared to $1.9 million in 2010.  Other-than-temporary credit impairment losses on available-for-sale securities for the years ended December 31, 2011 and 2010 totaled approximately $48,000 and $589,000, respectively, and related primarily to pooled trust preferred securities.

The Company’s effective tax rate was 22% in 2011 compared to 19% in 2010 and 2009.  The effective tax rate was impacted by fluctuations in certain factors including, but not limited to, the volume of and related earnings on tax-free investments within the Bank’s investment portfolio, tax-exempt earnings and expenses on bank-owned life insurance (“BOLI”), certain tax benefits that result from dividends and payouts under the Bank’s Employee Stock Ownership Plan (“ESOP”), and other factors incidental to the financial services business.  Fluctuations in the deduction related to the ESOP dividends and payouts and tax-exempt interest earned in the investment portfolio were the largest contributors to the various effective rates for the past three years.

Interest earning assets in 2011 averaged $898 million at an average rate of 5.3% compared to $850 million at an average rate of 5.7% in 2010 and $831 million at an average rate of 6.1% in 2009.  Interest bearing liabilities at December 31, 2011 averaged $797 million at an average cost of 1.2% compared to $772 million at an average cost of 1.6% at December 31, 2010 and $754 million at an average cost of 2.1% at December 31, 2009.

The following table presents the annual average balance sheet and net interest income analysis for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	AVERAGE BALANCES AND RATES
	2011			2010			2009
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Loans (1)(2)(3)	$541,255	$34,159	6.31%	$561,964	$36,085	6.42%	$589,528	$38,402	6.51%
Investment securities:
Taxable	215,458	6,832	3.17%	171,024	6,262	3.66%	148,140	7,260	4.90%
Tax exempt (4)	107,760	6,700	6.22%	94,185	5,970	6.34%	75,752	4,977	6.57%
Interest earning deposits	25,537	65	0.25%	1,056	6	0.57%	914	16	1.75%
Federal funds sold	8,403	28	0.33%	21,705	55	0.25%	16,392	48	0.29%
Total interest earning assets	898,413	47,784	5.32%	849,934	48,378	5.69%	830,726	50,703	6.10%
Non-interest earning assets:
Cash and due from banks	14,122			17,802			14,989
Premises and equipment	29,758			30,498			31,143
Other assets	66,707			67,067			56,178
Total assets	$1,009,000			$965,301			$933,036
Liabilities and shareholders' equity
Interest bearing liabilities
Savings deposits	$351,221	$2,981	0.85%	$304,605	$ 2,972	0.98%	$265,055	$ 3,007	1.13%
Time deposits	362,313	4,711	1.30%	360,634	5,738	1.59%	374,469	8,722	2.33%
Federal funds purchased and other interest bearing liabilities	83,217	1,664	2.00%	107,208	3,300	3.08%	114,624	4,083	3.56%
Total interest bearing liabilities	796,751	9,356	1.17%	772,447	12,010	1.55%	754,148	15,812	2.10%
Non-interest bearing liabilities
Demand deposits	107,792			97,294			89,819
Other liabilities	7,351			4,997			7,367
Total liabilities	911,894			874,738			851,334
Total shareholders' equity	97,106			90,564			81,702
Total liabilities and shareholders' equity	$1,009,000			$965,302			$933,036
Net interest income		$38,428			$36,368			$34,891
Net yield on average earning assets			4.28%			4.28%			4.20%
___________________
(1)	Loan totals are loans held for investments and net of unearned income and loan loss reserves.
(2)	Fee income on loans held for investment is included in interest income and computations of the yield.
(3)	Includes loans on non-accrual status.
(4)	Interest and rates on securities that are non-taxable for federal income tax purposes are presented on a taxable equivalent basis based on the Company’s statutory federal tax rate of 34%.

Volume/Rate Analysis

The following table provides an analysis of the impact of changes in balances and rates on interest income and interest expense changes from 2011 to 2010 and 2010 to 2009 (in thousands):

	2011 Compared to 2010			2010 Compared to 2009
	Due to Changes in:			Due to Changes in:
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest earned on:
Loans	$(1,307)	$(619)	$(1,926)	$(1,770)	$ (547)	$(2,317)
Taxable securities	1,409	(839)	570	838	(1,836)	(998)
Tax-exempt securities	844	(114)	730	1,169	(176)	993
Interest bearing deposits with other banks	61	(2)	59	1	(11)	(10)
Federal funds sold and securities purchased under agreements to sell	(44)	17	(27)	13	(6)	7
Total interest earning assets	963	(1,557)	(594)	251	(2,576)	(2,325)
Interest expense on:
Savings deposits	396	(387)	9	388	(423)	(35)
Time deposits	22	(1,049)	(1,027)	(220)	(2,764)	(2,984)
Federal funds purchased and securities sold under agreements to repurchase and other borrowings	(480)	(1,156)	(1,636)	(228)	(555)	(783)
Total interest bearing liabilities	(62)	(2,592)	(2,654)	(60)	(3,742)	(3,802)
Net interest earnings	$1,025	$1,035	$2,060	$311	$1,166	$1,477

Non-Interest Income

The following table compares non-interest income for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Total 2011	Increase (Decrease)		Total 2010	Increase (Decrease)		Total 2009
		Amount	%		Amount	%
Mortgage banking income	$ 830	$ (286)	25.63%	$1,116	$ 5	0.45%	$1,111
Income from fiduciary activities	803	18	2.29%	785	(21)	(2.61)%	806
Service charges on deposit accounts	6,634	(289)	(4.17)%	6,923	(18)	(0.26)%	6,941
Brokerage fees	1,263	183	16.94%	1,080	(237)	(18.00)%	1,317
Earnings on bank owned life insurance	736	59	8.71%	677	(155)	(18.63)%	832
Gain (loss) on sale of foreclosed property	(1,374)	(218)	18.86%	(1,156)	(686)	145.96%	(470)
Gain on sale of available-for-sale securities	943	(941)	(49.95)%	1,884	688	57.53%	1,196
Income from insurance activities	899	(14)	(1.53)%	913	79	9.47%	834
Other non-interest income	939	302	47.41%	637	91	16.67%	546
Total non-interest income	$11,673	$(1,186)	(9.22)%	$12,859	$(254)	(1.94)%	$13,113

Total non-interest income decreased 9.2% in 2011 compared to 2010.   As residential real estate values remained depressed, the Bank’s mortgage activity declined as the prevailing environment made it difficult for many borrowers to refinance even though mortgage rates remain at or near historically low levels. Mortgage banking income decreased to approximately $830,000 in 2011 compared to $1.1 million in each of 2010 and 2009.  Income from fiduciary activities increased 2.3% or approximately $18,000 in 2011 compared to 2010.  Service charges on deposits decreased 4.2% in 2011 compared to 2010.  Brokerage fees increased approximately $183,000 or 16.9% in 2011 compared to 2010.

Loss on sale of foreclosed property includes write downs of OREO subsequent to foreclosure and has had a negative trend over the past three years due to elevated volumes of OREO and declining real estate values.  For more information regarding OREO, see the section below entitled “– Financial Condition – Other Real Estate Owned” and Note 9  in the Company’s Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K.  Earnings on BOLI assets increased approximately $59,000 or 8.7% in 2011 compared to 2010.  Gain on sale of available-for-sale securities decreased approximately $941,000 in 2011 compared to 2010 as a result of strategies designed to realize appreciation in the investment portfolio.  See additional information regarding sale of securities in Note 3 of the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  In 2011, total non-interest income (excluding impairment losses on available-for-sale securities) contributed 20.41% of total revenue in 2011 compared to 21.7% and 19.6% for 2010 and 2009, respectively.  Other non-interest income totaling approximately $939,000 for 2011 included gain on disposition of property of approximately $273,000 resulting from the sale of the Bank’s real property in Union City, Tennessee.  The Union City property previously served as a limited service facility for the Bank through January 2009.

Income from White and Associates/First Citizens Insurance, LLC, a full-service insurance agency (“WAFCI”), was included in Income from Insurance Activities in the Consolidated Statements of Income and increased approximately $18,000 or 2% in 2011 compared to 2010.  Non-interest income generated by WAFCI for 2011, 2010 and 2009 totaled approximately $813,000, $795,000 and $735,000, respectively.   Income from insurance activities also includes commissions from sale of credit life policies and the Company’s proportionate share of income from the Bank’s other 50% owned insurance agency, First Citizens/White and Associates Insurance Company.

Non-Interest Expense

The following table compares non-interest expense for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Total 2011	Increase (Decrease)		Total 2010	Increase (Decrease)		Total 2009
		Amount	%		Amount	%
Salaries and employee benefits	$16,700	$1,283	8.32%	$15,417	$ 132	0.86%	$15,285
Net occupancy expense	1,676	(83)	(4.72)%	1,759	(45)	(2.49)%	1,804
Depreciation	1,780	(12)	(0.67)%	1,792	(60)	(3.24)%	1,852
Data processing expense	1,741	150	9.43%	1,591	399	33.47%	1,192
Legal and professional fees	653	212	48.07%	441	136	44.59%	305
Stationary and office supplies	217	(4)	(1.81)%	221	(33)	(12.99)%	254
Amortization of intangibles	85	–	–%	85	–	–%	85
Advertising and promotions	662	(41)	(5.83)%	703	81	13.02%	622
Premiums for FDIC insurance	823	(377)	(31.42)%	1,200	(471)	(28.19)%	1,671
Expenses related to other real estate owned	682	(206)	(23.20)%	888	246	38.32%	642
ATM related fees and expenses	915	131	16.71%	784	301	62.32%	483
Other expenses	4,138	309	8.07%	3,829	(285)	(6.93)%	4,114
Total non-interest expense	$30,072	$1,362	4.74%	$28,710	$401	1.42%	$28,309

Total non-interest expense increased 4.7% in 2011 compared to 2010.  Non-interest expense was dominated by salaries and employee benefits expense, which comprised 56% of total non-interest expense in 2011 compared to 54% in 2010 and 53% in 2009.  Salary and employee benefits expense increased 8.3% or $1.3 million in 2011 compared to 2010.  The majority of the Company’s employees receive performance-based incentives based on factors designed to achieve strategic goals and are balanced for risk and reward.  Such factors are aligned with strategic objectives and include achievement of a certain ROE level, accomplishing annual budget goals, and attainment of business development goals, asset quality goals, and other metrics applicable to the individual’s job responsibilities.  Incentive pay totaled 11.5% of salaries and benefits in 2011 compared to 8.9% in 2010 and 8.3% in 2009.  The Company also increased its allocation to retirement plans from 5% of compensation in 2010 to 9% in 2011.  For additional information regarding the Company’s retirement plans and contributions, see Note 21 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  Significant expense associated with salaries and benefits is consistent with the Company’s strategic plan to hire and retain high quality employees to provide outstanding customer service and strive for exceptional shareholder returns.

The following table compares assets per employee for the Company compared to its peers, based on information obtained from UBPR for the years ended December 31 (in thousands):

Year	Company	Peer*
2011	$4,050	$4,970
2010	3,760	4,540
2009	3,680	4,600
2008	3,465	4,310
2007	3,210	4,060

___________________

*

As of December 31, 2011, the Bank was in Peer Group 2, which consisted of all insured commercial banks having assets between $1 billion and $3 billion.  For 2007 to 2010, the Bank was in Peer Group 3, which consisted of all insured commercial banks having assets between $300 million and $1 billion in assets.

Comparison of assets per employee for the Company and its peers revealed that the Company improved in each of the last five years but continued to be more heavily staffed than its peers.  The trend of less assets per employee than peers was consistent with historical trends and employees necessary to support the Company’s non-interest income streams including brokerage, mortgage and trust divisions.  The Company’s ratio of assets per employee steadily improved over the past five years as newer branches became profitable and as a result improved the overall efficiency of operations within the Company.  In an effort to provide a high level of customer service and strategic efforts to continue growth of non-interest income streams, management expects the trend of lower assets per employees compared to peers to continue in future periods.

Net occupancy expense decreased by approximately $83,000 or 4.7% in 2011 compared to 2010 as a result of strategic efforts to control expenditures in 2011.  Depreciation was flat in 2011 compared to 2010.  Data processing expense increased 9.4% in 2011 because of increased expenses associated with upgrading certain systems and outsourcing certain portions of the information technology functions of the Bank.  While outsourcing of functions such as item processing resulted in increased data processing expense, this initiative also decreased other categories of other non-interest expense such as postage, stationary and supplies and certain salaries and employee benefits expenses.  Also, upgrades of certain systems were required in order to achieve efficiency strategies and/or in order to comply with changes in regulation.  The Company continues to strive for efficiencies in the areas of expansion, data integrity/security and customer service.  However, strategies adopted by the Company’s Board of Directors to provide superior customer service will continue to exert pressure on occupancy, depreciation and other non-interest expenses going forward.

In 2011, expense related to FDIC insurance premiums decreased approximately $377,000 as a result of the FDIC’s change in how premium assessments are calculated.  The change in calculations had a favorable impact and reduced premium expense in 2011 compared to 2010 and 2009.  The 2009 total included the special assessment as of June 30, 2009 (paid September 30, 2009) in the amount of approximately $425,000 paid to the FDIC to help offset increased costs incurred by the fund caused by an increased number of failed banks.  In December 2009, the FDIC required the Bank to pre-pay projected assessments for 2010 through 2012 totaling $4.2 million.  The prepaid assessment is reflected in Other Assets in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and totaled $2.1 million and $2.9 million as of December 31, 2011 and 2010, respectively.

Legal and professional fees increased in 2011 compared to 2010 as a result of legal expenses related to pursuit of deficiencies on loans charged off and foreclosures as well as consulting projects necessary to comply with increased regulatory burdens and to execute certain efficiency strategies.  Stationary and office supplies were essentially flat and decreased less than 2% in 2011 compared to 2010 as a result of increased cost of supplies offset by reduced usage of papers and other products.  Reduction in use of paper and other supplies was due to increased utilization of electronic rather than paper documents.  Advertising and promotions expense decreased approximately $41,000 in 2011 compared to 2010.  Advertising and promotion costs are expensed as incurred and totaled approximately $662,000 in 2011, approximately $703,000 in 2010 and approximately $622,000 in 2009.

Expenses related to OREO totaled approximately $682,000 in 2011 compared to approximately $888,000 in 2010 and approximately $642,000 in 2009.  The reduction in expense was primarily attributable to decreased volume of OREO acquired in 2011.  In 2011, loans totaling $3.6 million were transferred to OREO as compared to $11.7 million in 2010.  For more information regarding OREO, see the section below entitled “Financial Condition – Other Real Estate Owned” and Note 9  in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Expenses associated with the Company’s ATM and debit card program totaled approximately $915,000 in 2011 compared to approximately $784,000 in 2010.  Increased expenses for the ATM and debit card program were primarily related to costs of regulatory compliance, data integrity and fraud prevention and control.  Other non-interest expense increased approximately $309,000 in 2011 compared to 2010 due to the combined effect of small increases in, among other things, education, various fees (such as to correspondent banks), directors’ fees, minority interest expense and franchise tax expenses.

No impairment of goodwill was recognized in any of the periods presented in this report.  Goodwill was 1.12% and 1.21% of total assets and 11.66% and 13.56% of total capital as of December 31, 2011 and 2010, respectively. Amortization of core deposit intangibles was flat at approximately $85,000 in each of the past three years.  Core deposit intangibles will be fully amortized in 2012.

Financial Condition

                Changes in the statement of financial condition for the years ended December 31, 2011 and 2010 reflected the Company’s strategic efforts to focus on quality asset growth and capital preservation during the economic recession.  Asset growth in 2011 was 8.1% and was primarily driven by growth of 19.5% in demand deposits and 22.2% in savings deposits.  Funds from deposit growth were primarily invested in available-for-sale securities, which increased 24.0% in 2011.  The continued impact of the recent economic recession was evident in negative loan growth of 3.7% for the year ended December 31, 2011.

As evidenced in the cash flow statements, the Company’s deployment of capital for purchases of premises and equipment totaled $1.1 million in 2011 compared to $1.5 million in 2010 and approximately $631,000 in 2009.  Premises and equipment purchases in 2009 through 2011 consisted primarily of upgrading and replacing computer hardware and software as well as renovations to various branch facilities.

Investment Securities Analysis

The following table presents the composition of total investment securities as of December 31 for the last five years (in thousands):

	2011	2010	2009	2008	2007
U.S. Treasury and government agencies	$249,240	$191,443	$ 158,458	$ 148,269	$ 134,460
State and political subdivisions	115,634	102,450	89,211	59,588	51,037
All other	591	930	2,122	2,643	4,910
Total investment securities	$365,465	$294,823	$ 249,791	$ 210,500	$ 190,407

                In 2011, total investment securities portfolio growth of $70.6 million consisted of $57.8 million increase in agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) and $13.2 million increase in municipal securities.  Growth in the overall portfolio of $70.6 million was primarily driven by incremental purchases of new agency and municipal debt securities as well as an increase of $11.2 million in net unrealized appreciation (pre-tax) on the portfolio.

The allocation to tax-exempt municipal securities as a percent of the total portfolio was 32% as of December 31, 2011 compared to 35% and 36% as of December 31, 2010 and 2009, respectively.  This range of ratios is consistent with recent allocations, as the Company has maintained approximately one-third of its portfolio in the tax-exempt municipal sector for many years.

Maturity and Yield on Securities

Contractual maturities on investment securities are generally ten years.  However, the expected remaining lives of such bonds are expected to be much shorter due to anticipated payments from U. S. Treasury and government agency securities.  These securities comprised 68% of the portfolio at December 31, 2011 and are primarily amortizing payments that provide stable monthly cash inflows of principal and interest payments.  The following table presents contractual maturities and yields by category for debt securities as of December 31, 2011 (dollars in thousands):

	Maturing Within One Year		Maturing After One Year Within Five Years		Maturing After Five Years Within Ten Years		Maturing After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury and government agencies(1)	$ -	-%	$ 558	4.08%	$34,831	2.73%	$213,851	3.11%	$249,240
State and political subdivisions(2)	2,992	7.12%	8,786	6.79%	36,593	6.04%	67,263	6.42%	115,634
All other	-		-		-		553	5.44%	553
Total debt securities	2,992		9,344		71,424		281,667		365,427
Equity securities	-		-		-		38	1.05%	38
Total	$2,992		$ 9,344		$ 71,424		$281,705		$ 365,465

________________

(1)

Of this category, 98% of the total consisted of MBS and CMO which are presented based on contractual maturities (with 86% of the total for this category in the Maturing After Ten Years category).  However, the remaining lives of such securities are expected to be much shorter due to anticipated payments.

(2)	Yields are presented on a tax-equivalent basis using a federal statutory rate of 34%.

Held-To-Maturity and Available-For-Sale Securities

                The Company held no securities in the held-to-maturity or trading categories as of December 31, 2011 or 2010. The following table presents amortized cost and fair value of available-for-sale securities as of December 31, 2011 (in thousands):

	Amortized	Fair
	Cost	Value
U.S. government agencies and corporate obligations	$242,459	$249,240
Obligations of states and political subdivisions	106,554	115,634
U.S. securities:
Other debt securities	2,171	553
Equity securities	23	38
Total	$351,207	$365,465

In addition to amounts presented above, the Bank had $5.7 million in FHLB and Federal Reserve Bank stock at both December 31, 2011 and 2010, recorded at cost.  Equity securities listed above consisted primarily of shares of Fannie Mae and Freddie Mac perpetual preferred stock.

Total investment securities at December 31, 2011, 2010 and 2009 were $365 million, $295 million and $250 million, respectively.  Available-for-sale investments increased $70.6 million or 24.0% from December 31, 2010 to December 31, 2011, as a result of interest cash flows reinvested into new securities and additional incremental funds allocated to the portfolio during the year.  Objectives of the Bank’s investment portfolio management are to provide safety of principal, adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change and optimize investment performance.  Investments also serve as collateral for government, public funds and large deposit accounts that exceed FDIC-insured limits.  Pledged investments at December 31, 2011 had a fair market value of $197 million.  The average expected life of the investment securities portfolio was 4.4 years, 5.1 years and 5.0 years as of December 31, 2011, 2010 and 2009, respectively.  Portfolio yields (on a tax equivalent basis) were 4.1% as of December 31, 2011 compared to 4.7% as of December 31, 2010 and 5.2% as of December 31, 2009.

The Company classifies investments, based on intent, into trading, available-for-sale and held-to-maturity categories in accordance with GAAP.  The Company held no securities in the trading category for any of the last five years and does not expect to hold any such securities in 2012.  The Company’s investment strategy is to classify most of the securities portfolio as available-for-sale, which are carried on the balance sheet at fair market value.  Classification of available-for-sale investments allows flexibility to actively manage the portfolio under various market conditions.

U.S. Treasury securities and government agencies and corporate obligations consisted primarily of MBS and CMO and accounted for 68% and 63% of the investment portfolio for years ended December 31, 2011 and 2010, respectively.  Credit quality of the Company’s MBS and CMO portfolio was considered strong and reflected a net unrealized gain of $6.8 million as of December 31, 2011.  Credit quality factors on the bonds and related underlying mortgages are evaluated at the time of purchase and on a periodic basis thereafter.  These factors typically include, but are not limited to, average loan-to-value ratios, average FICO credit score, payment seasoning (how many months of payment history), geographic dispersion, average maturity and average duration.  Management believes that this level of amortizing securities provides steady cash flows, as evidenced by the Consolidated Statement of Cash Flows included elsewhere in the Annual Report on Form 10-K.  Principal cash flows for 2012 are projected to be $50-60 million.

As of December 31, 2011, approximately 32% of the investment portfolio was invested in municipal securities, which were geographically diversified, compared to 36% as of December 31, 2010.  Fair value of municipal securities totaled $116 million ($114.2 million were tax-exempt and $1.4 million taxable) at December 30, 2011.  Approximately 67% of municipal securities were general obligation municipal bonds and the remaining 33% were revenue bonds at December 31, 2011.  The revenue bonds are primarily essential services bonds such as for water and sewer, school systems and other public improvement projects.  Overall credit quality of the municipal portfolio was considered strong and reflected a net unrealized gain of $9.1 million as of year-end 2011.

As of December 31, 2011, less than 1% of the investment portfolio consisted of three collateralized debt obligation securities that are backed by trust-preferred securities (“TRUP CDOs”) issued by banks, thrifts and insurance companies.  These three debt securities reflected a net unrealized loss of $1.6 million as of year-end 2011.  The market for TRUP CDOs has been inactive since 2008 and as a result, quoted market values have been significantly below amortized cost since that time.  These securities are evaluated for other-than-temporary impairment on a quarterly basis.  Charges for credit loss portion of other-than-temporary impairment totaling approximately $48,000 and $589,000 were recognized against earnings for the years ended December 31, 2011 and 2010, respectively.  For more information, see Note 3 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table indicates by category gross unrealized gains and losses within the available-for-sale portfolio as of December 31, 2011 (in thousands):

	Unrealized Gains	Unrealized Losses	Net
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$ 6,793	$(12)	$ 6,781

Obligations of states and political subdivisions	9,083	(3)	9,080
All other	15	(1,618)	(1,603)
Total	$15,891	$(1,633)	$14,258

Unrealized gains and losses noted above were included in Accumulated Other Comprehensive Income, net of tax.

Loan Portfolio Analysis

The following table compares the portfolio mix of loans held for investment as of December 31 for each of the last five years (in thousands):

	2011	2010	2009	2008	2007
Commercial, financial and agricultural	$ 72,174	$ 66,297	$ 71,301	$ 80,317	$ 80,509
Real estate-construction	39,964	49,148	66,414	97,340	106,695
Real estate-mortgage	383,934	395,256	407,058	375,714	353,655
Installment loans to individuals	28,027	31,593	34,071	36,220	37,106
Other loans	3,600	5,409	8,554	7,167	6,674
Total loans	$527,699	$547,703	$587,398	$596,758	$584,639

For purposes of the table above, loans do not include loans that are sold in the secondary mortgage market.  The Company classifies loans to be sold in the secondary mortgage market separately in its consolidated financial statements. Secondary market mortgages totaled $2.6 million, $2.8 million and $2.7 million as of December 31, 2011, 2010 and 2009, respectively.  For more information, see Notes 4, 5 and 6 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  Interest and fees earned on secondary mortgage loans were included in mortgage banking income as reported in other non-interest income in the Company’s Consolidated Financial Statements.

Changes In Loan Categories

Total loans at December 31, 2011 were $528 million compared to $548 million at December 31, 2010 and $587 million at December 31, 2009. Downward loan trends were a result of overall decreased loan demand as well as management’s strategic efforts to reduce exposures in certain loan categories such as construction and development loans.  Loans decreased 3.7% in 2011 and 6.7% in 2010.  The following table details the breakdown of changes by category for the year ended December 31, 2011 (dollars in thousands):

	Increase (Decrease)	Percent Change
Commercial, financial and agricultural	$ 5,877	8.86%
Real estate-construction	(9,184)	(18.69%)
Real estate-mortgage	(11,322)	(2.86%)
Installment loans to individuals	(3,566)	(11.29%)
Other loans	(1,809)	(33.44%)
Net change in loans	$(20,004)	(3.65%)

The loan portfolio remains heavily weighted in real estate loans, which accounted for $424 million or 80% of total loans as of December 31, 2011 compared to $444 million or 81% of total loans as of December 31, 2010.  Commercial and residential construction loans accounted for $40 million of the $424 million invested in real estate loans.  Construction loans have trended downward steadily over the past five years, consistent with the effects on that sector from the recent economic recession.  Although the portfolio was heavily weighted in real estate, the Bank does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction) was the largest category, comprising 35% of total loans as of December 31, 2011 compared to 36% as of December 31, 2010.  Diversification of the real estate portfolio is a necessary and desirable goal of the Company’s real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.  During 2011, loans decreased 3.7% and capital increased 15.9%.  Therefore, real estate loans as a percent of capital decreased.  The following table presents real estate loans as a percent of total risk based capital as of December 31 for each of the last five years:

	2011	2010	2009	2008	2007
As a percent of total risk based capital*:
Construction and development	40.06%	53.05%	77.40%	120.68%	135.33%
Residential (one-to-four family)	163.40%	184.50%	206.82%	203.75%	193.71%
Other real estate loans	224.04%	245.15%	270.74%	265.31%	257.64%
Total real estate loans	427.50%	482.70%	554.96%	589.74%	586.68%

________________

*

Total risk based capital is a non-GAAP measure used by regulatory authorities and reported on quarterly regulatory filings.  Total risk based capital for the Bank was $99.8 million, $92.6 million, $85.8 million, $80.7 million and $78.8 million as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Negative loan growth in 2011 occurred across all loan categories except commercial, financial and agricultural loans with weak overall loan demand as a result of distressed real estate markets, job losses and other factors resulting from the economic recession.  Growth of $5.9 million in commercial, financial and agricultural loans in 2011 was primarily concentrated in the agricultural sector.  Agriculture was a strong sector in the local economies and markets served by the Bank, as crop yields and prices had favorable trends in 2011.  Also, the Bank has strategically reduced its concentration of one-to-four family residential construction and non-owner occupied commercial real estate loans since 2007 as focus shifted to lower-risk owner-occupied commercial real estate.  As a result, the ratios of total construction and development loans as a percent of total risk based capital (as reflected in the table above) and one-to-four family residential construction loans as a percent of total risk based capital trended downward from 2007 to 2011.  As of December 31, 2011, the ratio of one-to-four family residential construction loans to total risk based capital was 11.77% compared to 19.75%, 33.21%, 55.88% and 76.02% as of December 31, 2010, 2009, 2008 and 2007, respectively.  As of December 31, 2011, the ratio of non-owner occupied commercial real estate loans as a percent of total risk based capital also trended downward to 127.12% compared to 148.89%, 188.55%, 232.68% and 243.53% as of December 31, 2010, 2009, 2008 and 2007, respectively.

Average Loan Yields

The average yield on loans of the Bank has trended downward over the past five years, as loans have repriced during the historically low interest rate environment.  Average yield on loans for the years indicated were as follows:

2011 - 6.32%
2010 - 6.42%
2009 - 6.51%
2008 - 6.99%
2007 - 7.98%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $80.2 million at year-end 2011.  For more information regarding commitments and standby letters of credit, see Note 18 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Loan Maturities

As of December 31, 2011, contractual maturities of loans were as follows (in thousands):

	Due in One Year or Less	Due After One Year but Within Five Years	Due After Five Years
Real estate	$107,941	$253,070	$62,887
Commercial, financial and agricultural	40,299	31,442	4,033
All other loans	8,003	18,716	1,308
Total	$156,243	$303,228	$68,228

                As of December 31, 2011, loans with a remaining maturity of more than one year consisted of the following (in thousands):

Loans with maturities after one year for which:
Interest rates are fixed or predetermined	$311,793
Interest rates are floating or adjustable	59,663

The degree of interest rate risk to which a bank is subjected can be controlled through a well-defined funds management program.  The Company controls interest rate risk by matching interest sensitive assets and liabilities.  At year-end 2011, the Company was liability-sensitive, meaning that liabilities reprice at a faster rate than assets.  Therefore, in a rising rate environment (with a normal yield curve) net interest income would decline.  The majority of the Bank’s loan portfolio will reprice or mature in less than five years.  Approximately $161 million or 31% of total loans will either reprice or mature over the next 12 months, while $159 million or 30% of total loans will mature or reprice after one year but less than three years.  Approximately $150 million or 28% of total loans will mature or reprice after three years but in less than five years.  The remaining 11% or $58 million reprices or matures in greater than five years.

Loan Policy Guidelines

Management has established policies approved by the Company’s Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes Board-approved guidelines for collateralization, loans in excess of loan to value (“LTV”) limits, maximum loan amount and maximum maturity and amortization period for each loan type.  Policy guidelines for LTV ratios and maturities related to various types of collateral at December 31, 2011, were as follows:

Collateral	Maximum Amortization	Maximum LTV
Real estate	Various (see discussion below)	Various (see discussion below)
Equipment*	5 Years	75%
Inventory	5 Years	50%
Accounts receivable	5 Years	75%
Livestock	5 Years	75%
Crops	1 Year	50%
Securities**	10 Years	75%(Listed), 50% (Unlisted)

___________________________

*	New farm equipment can be amortized over seven years with a guaranty by the FSA. Farm irrigation systems may be amortized over seven years without an FSA guaranty.
**	When proceeds are used to purchase or carry securities not listed on a national exchange, maximum LTV shall be 50%.

The Company’s policy manages risk in the real estate portfolio by adherence to regulatory limits in regards to LTV percentages, as designated by the following categories:

Loan Category	Maximum LTV
Raw land	65%
Farmland	80%
Real estate-construction:
Commercial acquisition and development	70%
Commercial, multi-family* and other non-residential	80%
One-to-four family residential owner occupied	80%
One-to-four family residential non-owner occupied	75%
Commercial (existing property):
Owner occupied improved property	85%
Non-owner occupied improved property	80%
Residential (existing property):
Home equity lines	80%
Owner occupied one-to-four family residential	90%
Non-owner occupied one-to-four family residential	75%

____________________

*              Multi-family construction loans include loans secured by cooperatives and condominiums.

Loans may be approved in excess of the LTV limits, provided that they are approved on a case by case basis pursuant to the Bank’s loan policy as follows:

  The request is fully documented to support the fact that other credit factors justify the approval of that particular loan as an exception to the LTV limit;

  The loan, if approved, is designated in the Bank’s records and reported as an aggregate number with all other such loans approved by the full Board of Directors on at least a quarterly basis;

  The aggregate total of all loans so approved, including the extension of credit then under consideration, shall not exceed 65% of the Bank’s total capital; and

  The aggregate portion of these loans in excess of the LTV limits that are classified as commercial, agricultural, multi-family or non-one-to-four family residential property shall not exceed 30% of the Bank’s total capital.

The Bank’s loan policy additionally requires every loan to have a documented repayment arrangement.  While reasonable flexibility is necessary to meet credit needs of customers, in general, real estate loans are to be repaid within the following time frames:

Loan Category	Amortization Period
Raw land	10 years
Real estate- construction	1.5 years
Real estate-commercial, multi-family, and other non-residential	20 years
Real estate-one-to-four family residential	25-30 years
Home equity	10 years
Farmland	20 years

Credit Risk Management and Allowance for Loan Losses

Loan portfolio quality stabilized in 2011 compared to 2010 and 2009 and remains manageable relative to prevailing market conditions.  The ratio of net charge-offs to average net loans outstanding was 0.44%, 1.38% and 0.95% for the years ended December 31, 2011, 2010 and 2009, respectively.  The aggregate of non-performing loans and OREO as a percent of total loans plus OREO at December 31, 2011 totaled 3.52% compared to 3.71% at December 31, 2010 and 3.28% at December 31, 2009.  The decrease from December 31, 2010 to December 31, 2011 was primarily as a result of decreased volume of OREO.  The volume of OREO decreased $3.7 million and loans charged off decreased $5.2 million in 2011 compared to 2010 but the total non-performing loans increased $1.8 million from 2010 to 2011.  Management believes, however, that the Bank’s strong credit risk management practices provide a means for timely identification and assessment of problem credits in order to minimize losses.

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans rated Grades 1 to 4 are the general “pass” grade loans with low to average levels of credit risk.  Loans rated Grade 5 are “special mention” loans that may have one or more circumstances that warrant additional monitoring but do not necessarily indicate probable credit losses or above average levels of credit risk.  Loans rated Grade 6 or higher are considered internally criticized and have above average levels of credit risk.  For additional information regarding the Company’s loans by internal risk rating, see Note 4 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Credit risk management practices also include a loan review function that is independent of the lending process itself.  Results of loan review are reported to the Bank’s Board of Directors and serve to validate the Bank’s internal loan rating process.  Results of loan review, as well as current portfolio mix by rating, are incorporated into the process for quarterly evaluations of the allowance for loan losses and impaired loans.

Examples of factors taken into consideration during assessment of loan quality for rating purposes, for independent loan review and for evaluation of the adequacy of the allowance for loan losses include, but are not limited to, the following:

  Economic conditions;

  Management experience and depth;

  Credit history;

  Business conditions;

  Sources of repayment;

  Debt service coverage ratios;

  Financial condition of borrower(s) and/or guarantor(s);

  Deposit relationship;

  Payment history;

  Collateral values; and

  Adherence to loan policy and adherence to loan documentation requirements.

Loans internally classified at a Grade 6 or higher are those loans that have certain characteristics or circumstances that warrant additional credit quality monitoring and may meet the definition of an impaired loan described below.  Loans or borrowing relationships with an outstanding balance greater than $250,000 that are also rated Grade 6 or higher are reviewed on an individual basis for impairment as part of the quarterly evaluation of the adequacy of the allowance for loan losses.  Loan impairment of internally criticized loans, if any, is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral-dependent. The majority of the Company’s impaired loans is secured by real estate and considered collateral-dependent. Therefore, impairment losses are primarily based on the fair value of the underlying collateral (usually real estate).  Specific allocations to the allowance for loan losses are made for loans found to be collateral- or cash flow-deficient.  Loans less than $250,000 are generally evaluated on a pooled basis for impairment unless the loan is identified as a troubled debt restructuring (“TDR”).

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

An analysis of the allocation of the allowance for loan losses is made each fiscal quarter at the end of the second month (i.e., February, May, August, and November) and reported to the Bank’s Board of Directors at its meeting preceding quarter-end.  The allowance for loan losses is estimated using methods consistent with GAAP as well as regulatory guidance on allowance for loan losses.  For additional information regarding the Company’s accounting policy on the allowance for loan losses, see Note 1 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The evaluation of the adequacy of the allowance for loan losses includes identification of impaired loans and allocation of specific reserves if considered necessary on a case-by-case basis for loans meeting the Company’s criteria for individual impairment analysis.  A loan is deemed impaired when it is probable that the Bank will be unable to collect all amounts of principal and interest due according to the original contractual terms of the loan. Impairment occurs when (i) the present value of expected future cash flows discounted at the loan’s effective interest rate impede full collection of the contract and (ii) fair value of the collateral, if the loan is collateral-dependent, indicates unexpected collection of full contract value.  Specific reserve allocations are made for loans found to be collateral- or interest cash flow-deficient.  In addition, an allowance is determined for loans evaluated on a pooled basis.  Income recognition from impaired loans is determined in accordance with GAAP, as well as financial institution regulatory guidance.

Impaired loans were primarily collateral-dependent and totaled $6.8 million as of December 31, 2011 compared to $9.3 million and $10.0 million as of December 31, 2010 and 2009, respectively. The decreasing trend in impaired loans was attributable to stabilization in the portfolio and consistent with decreasing trend of loans transferred into OREO in 2011 compared to 2010 and 2009.  For additional information on impaired loans, see Note 4 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table summarizes the change in the allowance for loan losses for the past five years (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Average net loans outstanding	$541,255	$561,964	$589,528	$606,014	$606,015
Allowance for loan losses:
Balance at beginning of period	$8,028	$8,784	$7,300	$6,328	$6,211
Loans charged off	(2,675)	(8,187)	(5,951)	(2,274)	(1,096)
Recovery of loans previously charged off	261	431	375	388	379
Net loans charged off	(2,414)	(7,756)	(5,576)	(1,886)	(717)
Provision for loan losses charged to expense	2,425	7,000	7,060	2,858	834
Balance at end of period	$8,039	$8,028	$8,784	$7,300	$6,328
Ratio of net charged off loans to average net loans outstanding	0.44%	1.38%	0.95%	0.31%	0.12%

Changes to the allowance for loan losses for 2011 consisted of (i) loans charged off of $2.7 million, (ii) recovery of loans previously charged off of approximately $261,000, and (iii) provision for loan losses totaling $2.4 million.  Charge-offs in 2011 occurred in all markets served.

The following table identifies charge-offs and recoveries by category for the years ended December 31 (in thousands):

	2011	2010	2009	2008	2007
Charge-offs:
Domestic:
Commercial, financial and agricultural	$ (850)	$ (953)	$ (874)	$ (638)	$ (227)
Real estate-construction	(646)	(4,462)	(1,824)	(569)	(107)
Real estate-mortgage	(994)	(2,565)	(2,812)	(655)	(406)
Installment loans to individuals and credit cards	(185)	(207)	(441)	(412)	(356)
Total charge-offs	(2,675)	(8,187)	(5,951)	(2,274)	(1,096)
Recoveries:
Domestic:
Commercial, financial and agricultural	81	121	68	141	124
Real estate-construction	50	52	130	23	22
Real estate-mortgage	68	180	64	82	148
Installment loans to individuals and credit cards	62	78	113	142	85
Total recoveries	261	431	375	388	379
Net loans charged off	$(2,414)	$(7,756)	$(5,576)	$(1,886)	$(717)

For additional information regarding the allowance for loan losses including allocation of the allowance by category, see Note 5 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Charge-offs of impaired loans with specific allocations generally occur at the time of foreclosure, typically when the loan is 60-120 days past due. On occasion, however, a loan is considered collateral-dependent and impaired but is not past due.  In this case, a partial charge-off is made at the time the updated appraisal is received to adjust the loan to fair value of the collateral, less cost to sell. Partially charged-off loans continue to be reported as impaired.  These loans are also reported in non-performing loan totals if such loans fit criteria for non-performing assets as discussed below.

Non-Performing Assets

Non-performing assets consist of non-performing loans, OREO and non-accrual debt securities.  Non-performing loans consist of non-accrual loans, loans 90 days or more past due and still accruing interest and restructured loans. Categorization of a loan as non-performing is not in itself a reliable indicator of impairment.  A loan may be deemed impaired prior to becoming 90 days past due, restructured or put on non-accrual status.  The Bank’s policy is to not accrue interest or discount on (i) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (ii) any asset for which payment in full of interest or principal is not expected or (iii) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well-secured and in the process of collection. For purposes of applying the 90 days past due test for non-accrual of interest discussed above, the date on which an asset reaches non-accrual status is determined by its contractual term.  A debt is well-secured if it is secured by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in the loan’s restoration to a current status. Loans that represent probable losses are recognized as impaired and adequately reserved for in the allowance for loan losses. Valuation of non-performing loans are subject to the same process described above for internally criticized loans in regards to obtaining new appraisals and timing of specific allocations and subsequent charge-off.  There have been no significant time lapses in the years ended December 31, 2011, 2010 or 2009 between the identification and recognition of impairment and subsequent charge-off of non-performing or impaired loans.  The following table summarizes non-performing assets at December 31 for the past five years (dollars in thousands):

	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial, financial and agricultural	$ 675	$ 500	$ 639	$ 425	$ 133
Real estate-construction	1,018	854	1,171	662	354
Real estate-mortgage	5,358	2,545	1,927	2,496	1,123
Installment loans to individuals	259	249	64	90	68
Total non-accrual loans	7,310	4,148	3,801	3,673	1,678
Loans 90 days past due accruing interest:
Commercial, financial and agricultural	34	500	106	-	25
Real estate-construction	-	35	1,472	-	53
Real estate-mortgage	570	1,441	3,660	722	126
Installment loans to individuals	2	10	34	25	-
Total loans 90 days past due accruing interest	606	1,986	5,272	747	204
Total non-current loans	$7,916	$6,134	$9,073	$4,420	$1,882
Total non-current loans as % of total loans	1.50%	1.12%	1.54%	0.74%	0.32%
Troubled debt restructuring:
Commercial, financial and agricultural	$ 643	$ 15	$ 11	$ 14	$ -
Real estate-construction	680	-	-	-	-
Real estate-mortgage	5,571	2,770	1,117	1,138	1,568
Installment loans to individuals	201	68	122	92	53
Total troubled debt restructuring	$7,095	$2,853	$1,250	$1,244	$1,621
Total troubled debt restructuring as a % of total loans	1.34%	0.52%	0.21%	0.21%	0.28%
OREO and other repossessed property	$11,073	$14,734	$10,527	$5,446	$2,302
Non-accrual debt securities	352	241	520	-	-
Total other non-performing assets	$11,425	$14,975	$11,047	$5,446	$2,302
Total other non-performing assets as % of total assets	1.08%	1.54%	1.15%	0.59%	0.26%

                Other non-performing assets decreased $3.5 million from December 31, 2010 to December 31, 2011 primarily as a result of decreased OREO.  For more information about OREO, see the section below entitled “– Other Real Estate Owned.”

Interest income on loans is recorded on an accrual basis.  The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses.  The gross interest income that would have been recorded for the 12 months ended December 31, 2011 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period was approximately $404,000 for 2011 compared to approximately $209,000, $216,000, $178,000 and $103,000 for the same periods in 2010, 2009, 2008 and 2007, respectively.  Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be restructured loans.  The Company had TDRs totaling $7.1 million, of which $4.7 million were on non-accrual status as of December 31, 2011.  The Company had restructured loans totaling $3.2 million, of which approximately $393,000 was on non-accrual status as of December 31, 2010.  The Company had restructured loans totaling $2.8 million, of which $1.4 million was on non-accrual status as of December 31, 2009.  For additional discussion regarding TDRs, see Note 4 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Certain loans internally rated Grade 5 or higher may not meet the criteria and therefore are not included in the non-accrual, past due or restructured loan totals. Management is confident that, although certain of these loans may pose credit issues, any probable loss has been provided for by specific allocations to the loan loss reserve account.  Loan officers are required to develop a “plan of action” for each problem loan within their portfolio. Adherence to each established plan is monitored by the Bank’s loan administration and re-evaluated at regular intervals for effectiveness.

Other Real Estate Owned

The book value of OREO was $11.1 million as of December 31, 2011, compared to $14.7 million and $10.5 million as of December 31, 2010 and 2009, respectively.  As of December 31, 2011, there were over 150 properties accounted for as OREO consisting primarily of newly constructed single-family homes and residential lots.  Approximately 83% of the $11.1 million accounted for as OREO was located in Shelby County and surrounding counties.  Approximately 13% of the $11.1 million in OREO was located in and around Williamson County and surrounding counties in Middle Tennessee.  While management continues efforts to liquidate OREO, Shelby, Williamson and their surrounding counties have been under stress with declining home sales and declining market values.  According to MarketGraphics Research Group, Inc. and the Memphis Area Association of Realtors for the 12 months ended November 30, 2011 (the most recent data available), new home inventory was down 15.3% and new home permits were down 12.4% in Shelby County, Tennessee.  Also, new home sales volumes in Shelby County declined 34.1% and new home average price was flat with modest 1% decline for the 12 months ended November 30, 2011.  All home sales volumes in Shelby County were down about 12% and average price of all home sales was also near flat with a decrease of less than 2% for the same period.

                Activity in OREO for the years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

	2011	2010	2009
Beginning balance	$14,734	$10,527	$ 5,424
Acquisitions	3,565	11,691	9,983
Capitalized costs	284	500	424
Dispositions	(6,136)	(6,828)	(4,834)
Valuation adjustments through earnings	(1,374)	(1,156)	(470)
Ending balance	$11,073	$14,734	$10,527

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

OREO is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of foreclosure is charged to the allowance for loan losses.  All other real estate parcels are appraised at least annually and carrying values adjusted to reflect the decline, if any, in their realizable value.  Such adjustments made subsequent to foreclosure are charged against earnings.  Net losses on sale and write down of OREO values subsequent to foreclosure totaled $1.4 million in 2011 compared to $1.2 million in 2010 and approximately $470,000 in 2009.

Other non-interest expenses for property taxes, maintenance and other costs related to acquisition or maintenance of OREO totaled approximately $682,000, $888,000 and $642,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The positive trend in other non-interest expense related to OREO from 2010 to 2011 was attributable to the reduced volume of OREO acquired.

Composition of Deposits

The average balance of deposits and average interest rates paid on such deposits are summarized in the following table for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011		2010		2009
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$107,792	–%	$ 97,294	–%	$ 89,819	–%
Savings deposits	351,221	0.85%	304,605	0.98%	265,055	1.13%
Time deposits	362,313	1.30%	360,634	1.59%	374,469	2.33%
Total deposits	$821,326	0.94%	$762,533	1.14%	$729,343	1.61%

The decrease in average cost of deposits for the year ended December 31, 2011 compared to the prior year was a result of the continued historically low interest rate environment and as a result of the impact of the Federal Open Market Committee (“FOMC”) decision to maintain federal funds rates low until at least mid-2013.  Subsequent to December 31, 2011, the FOMC declared that federal fund rates would most likely remain at the current range of 0.00% to 0.25% through the end of 2014.  During 2011, the prevailing market and competitive environment continued to yield strong competition in pricing of interest-bearing deposit products but overall pricing remained very low compared to long-term historical trends.  The Bank does not compete solely on price, as strategies are focused more on customer relationships that attract and retain core deposit customers rather than time deposits.

Total deposits grew $64 million or 8.1% during the year ended December 31, 2011.  Savings deposit growth was $72 million or 22.2% and demand deposit balances grew $20 million or 19.5% during 2011.  Growth in savings and demand deposits was partially offset by time deposits, which declined $27 million or 7.5% in 2011.  Savings deposit growth was primarily attributable to growth in the Bank’s interest bearing savings accounts, including the Wall Street, e-Solutions and First Rate accounts, which carry competitive attractive rates compared to other options available to customers in time deposits and other brokerage or investment products.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”), a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit (“CDs”) (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank’s ability to attract and retain large-denomination depositors without having to place funds in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank’s customers, purchase time deposits (referred to as “One-Way Buy” deposits) or to sell excess deposits (referred to as “One-Way Sell” deposits).  One-Way Buy deposits are structured similarly to traditional brokered deposits.  The Bank held reciprocal deposits and “One-Way Buy” deposits in the CDARS program totaling $25 million at year-end 2011 compared to $24 million at year-end 2010 and $25 million at year-end 2009.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes.  Brokered deposits including CDARS totaled $25 million or 3% of total deposits as of December 31, 2011, $26 million or 3% of total deposits as of December 31, 2010 and $36 million or 4% of total deposits as of December 31, 2009.

Time deposits over $100,000 plus brokered time deposits comprised 53.3% of total time deposits as of December 31, 2011 compared to 56.1% as of year-end 2010 and 55.1% as of year-end 2009.  As of December 31, 2011, approximately 90% of time deposits including brokered time deposits will mature or reprice over the next 12 months as the prevailing competitive market and rate environment continued to exhibit strong demand for shorter terms during 2011.

Maturity Distribution of Time Deposits in Amounts of $100,000 and Over

Deposits over $100,000 decreased $21.9 million or 10.3% from December 31, 2010 to December 31, 2011.  This was primarily a result of increased demand for the Bank’s interest bearing savings and transaction accounts.  Of the $192 million in time deposits as of December 31, 2011, $86 million were for deposits in an amount greater than $250,000.  Of the $213.7 million in time deposits as of December 31, 2010, $110.2 million were for deposits in an amount greater than $250,000.   Public fund time deposits totaled $70.3 million at year-end 2011 compared to $82.9 million at year-end 2010.

The following table sets forth the maturity distribution of CDs and other time deposits of $100,000 or more outstanding at December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	Percent	Amount	Percent
Maturing in:
Three Months or less	$ 49,208	25.67%	$ 75,610	35.39%
Over three months less than six months	64,346	33.56%	43,045	20.14%
Over six months less than 12 months	60,692	31.65%	66,526	31.13%
Over 12 months	17,490	9.12%	28,496	13.34%
Total	$191,736	100.00%	$213,677	100.00%

Other Borrowings

In addition to deposits, the Company uses a combination of short-term and long-term borrowings to supplement its funding needs.  Short-term borrowings consisted of a demand note under the Federal Reserve’s Treasury, Tax and Loan Service (“TT&L”), federal funds purchased and short-term advances from the FHLB.  There was a zero balance on the TT&L demand note as of December 31, 2011 because the Federal Reserve ended the TT&L program as of December 31, 2011. The short-term borrowings table below provides the maximum amount of borrowings at any month end during the years presented.  Short-term borrowings are used to manage fluctuations in liquidity based on seasonality of agricultural production loans and other factors.  Short-term borrowings were used on a very limited basis during the most recent three years because of the Company’s strategic efforts to maintain a strong liquidity position, slow loan demand, and steady growth in core deposits over the past three years.  The following table presents short-term borrowing balances at year end, maximum borrowings at month end during the year and average cost for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Amount outstanding at end of year	$ –	$1,000	$ 748
Weighted average interest rate at end of year	–%	–%	–%
Maximum outstanding at any month end	$5,000	$1,000	$1,000
Average outstanding during year	$1,666	$ 667	$1,029
Weighted average interest rate during year	0.05%	–%	–%

For more information about short-term borrowings, see Note 12 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other borrowings at the holding company level carried a variable rate and consisted of trust-preferred debt in 2011 and 2010.

The Bank’s other borrowings consist of advances from the FHLB.  Average volume of FHLB advances for 2011 was $37.6 million at an average rate of 2.73% compared to $60.9 million at an average rate of 4.26% in 2010 and $65.1 million at an average rate of 4.84% in 2009.  Strong core deposit growth coupled with weak loan demand have allowed the Bank to reduce its reliance on wholesale borrowings and, therefore, average FHLB advances decreased from 2009 to 2011. The average remaining maturity for FHLB long-term borrowings was approximately three years at December 31, 2011.  FHLB borrowings were comprised primarily of fixed rate positions ranging from 0.62% to 7.05% as of December 31, 2011.  The Bank also had one LIBOR based advance totaling $2.5 million, which had a rate of 0.34% as of year-end 2011.  Most of the FHLB borrowings have quarterly call features and maturities ranging from 2012 to 2019.  Approximately 8% or $3.1 million will mature on or before December 31, 2012.  As of December 31, 2011, advances totaling $16 million require repayment if the call feature was exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months and, therefore, were not included in current liabilities.  For more information about liquidity, see the section below entitled “– Liquidity.”

The following table presents average volumes, rates, maturities and re-pricing frequencies for other borrowings for the year ended December 31, 2011 (dollars in thousands):

	Average Volume	Average Rate	Average Maturity	Repricing Frequency
FHLB advances	$37,568	2.73%	3 years	Fixed
Trust preferred debt	10,310	2.11%	25 years	Variable

Aggregate Contractual Obligations

At December 31, 2011, contractual obligations were due as follows (in thousands):

	Total	Less than One Year	One- Three Years	Three- Five Years	Greater than Five Years
Unfunded loan commitments	$ 77,861	$77,861	$ -	$ -	$ -
Standby letters of credit	2,410	2,410	-	-	-
Other borrowings*	47,328	3,351	17,270	2,171	24,536
Capital lease obligations	-	-	-	-	-
Operating lease obligations	346	119	193	34	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$127,945	$83,741	$17,463	$2,205	$24,536

 ________________________

*              Other borrowings presented as principal only, excluding interest.

For more information about long-term obligations, see Notes 13 and 18 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Except for unfunded loan commitments and standby letters of credit, the Bank does not materially engage in off-balance sheet activities and does not anticipate material changes in volume going forward.

For more information about off-balance sheet risk, see Notes 13 and 18 in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Capital Resources

The following table presents key capital and earnings ratios for the years ended December 31:

	2011	2010	2009	2008	2007
Net income to average total assets	1.18%	0.92%	0.89%	0.83%	1.08%
Net income to average shareholders’ equity	12.22%	9.80%	10.19%	10.07%	12.79%
Dividends declared to net income	33.54%	40.86%	45.27%	55.85%	45.93%
Average equity to average assets	9.62%	9.38%	8.76%	8.21%	8.45%
Total equity to total assets	9.82%	9.16%	8.81%	8.30%	8.56%

Total capital increased 15.9% to $103.5 million at year-end 2011 compared to $89.3 million at year-end 2010 and $84.4 million at year-end 2009.  Growth in capital during 2011 was from undistributed net income from the Bank totaling $7.9 million.  In addition, accumulated Other Comprehensive Income increased $6.9 million at December 31, 2011 compared to December 31, 2010, as market values of available-for-sale securities increased during 2011.

The Company has historically maintained capital in excess of minimum levels established by regulation.  The total risk-based capital ratios of 16.9% as of December 31, 2011 compared to 15.3% as of December 31, 2010 were significantly in excess of the 8% mandated by regulation.  This ratio has steadily increased during the past three years as loans trended lower and asset growth was primarily in investments and interest bearing deposits at other banks.  Total capital as a percentage of total assets was 9.8%, 9.2%, and 8.8% at December 31, 2011, 2010 and 2009, respectively.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets in accordance with financial institution regulatory guidelines.  The minimum risk-based capital ratio is 8.00%.  At least one-half of this ratio or 4.00% must consist of core capital (Tier I), and the remaining 4.00% may be in the form of core (Tier I) or supplemental capital (Tier II).  Tier I capital or core capital consists of common shareholders’ equity, qualified perpetual preferred stock and minority interests in consolidated subsidiaries.  Tier II capital or supplementary capital may consist of the allowance for loan and lease losses, perpetual preferred stock, term-subordinated debt and other debt and stock instruments.

Dividend payments totaled $1.10 per share in 2011 compared to $1.00 per share in 2010 and $1.04 per share in 2009.  The Company’s strategy continues to be to pay dividends at a level that provides dividend payout ratio and dividend yield in excess of average for peers as reported in the Peer Report.  The dividend payout ratio was 33.5% in 2011 compared to 40.86% in 2010 and 45.27% in 2009.  The projected payout ratio for 2012 is in the range of 30% to 45%.  Average dividend payout in the Peer Report for 2011 was 37.20%.  The Company’s dividend yield in 2011 was 3.24% compared to 3.13% in 2010 and 3.35% in 2009.  The average dividend yield in the Peer Report was 1.73% for 2011.

As of year-end 2011, there were approximately $16 million of retained earnings available for the payment of future dividends from the Bank to the Company.  Banking regulations require certain capital levels to be maintained and may limit dividends paid by the Bank to the Company or by the Company to its shareholders.  Historically, these restrictions have posed no practical limit on the ability of the Bank or the Company to pay dividends.

Over the past 16 years, the Company has repurchased approximately 109,739 shares of its common stock; treasury stock had weighted average cost basis of $27.54 per share at December 31, 2011.  During 2011, the Company repurchased 17,980 shares of its own common stock for an aggregate cost of $607,758 and weighted average per share cost of $33.81.  The Company sold eight shares of its common stock in 2011 at a price of $34.00 per share for an aggregate price of $272.  During 2010, the Company did not repurchase any shares of its common stock and sold 808 shares of its common stock at a price of $32.00 per share for an aggregate price of $25,856.  There are currently no publicly announced plans or programs to repurchase shares in place.

Liquidity

The Company manages liquidity in a manner to ensure the availability of ample funding to satisfy loan demand, fund investment opportunities and fund large deposit withdrawals.  Primary funding sources for the Company include customer core deposits, and FHLB borrowings as well as correspondent bank and other borrowings.  The Company’s liquidity position is further strengthened by ready access to a diversified base of wholesale borrowings, which includes lines of credit with the FHLB, federal funds purchased, securities sold under agreements to repurchase, brokered CDs and others.

The turmoil and events in financial markets and across the banking industry during the recent economic recession serve as proof that adequate liquidity is critical to the Company’s success and survival, especially during times of market turbulence.  Therefore, management maintains and regularly updates its strategic action plans related to liquidity, including crisis and contingency liquidity plans to defend against any material downturn in the Bank’s liquidity position.

As of December 31, 2011, deposits accounted for 90% of total liabilities compared to 89% as of December 31, 2010 and 86% as of December 31, 2009.  Borrowed funds from the FHLB totaled 3.9% ($37 million) of total liabilities as of December 31, 2011 compared to 4.7% ($42 million) as of December 31, 2010 and 7.5% ($65 million) at December 31, 2009.  The Bank had additional borrowing capacity of $115.5 million with the FHLB as of December 31, 2011.  The Bank also has federal fund lines of credit with four correspondent banks with lines totaling $54.5 million as of December 31, 2011.  In each of the years ended December 31, 2011 and 2010, the Bank held $23 million in short-term CDs with the State of Tennessee.  Brokered time deposits were $25 million and $26 million as of year-end 2011 and 2010, respectively.  During 2011, weak loan demand and strong core deposit growth resulted in a reduced reliance on wholesale funding sources such as FHLB advances.  Brokered deposits include reciprocal and one-way buy deposits in the CDARS program.  For more information about CDARS, see the section above entitled “Financial Condition – Composition of Deposits.”

When evaluating liquidity, funding needs are compared against the current level of liquidity, plus liquidity that would likely be available from other sources. This comparison provides a means for determining whether funds management practices are adequate. Management should be able to manage unplanned changes in funding sources, as well as react to changes in market conditions that could hinder the Bank’s ability to quickly liquidate assets with minimal loss.  Funds management practices are designed and implemented to ensure that the Company does not maintain liquidity by paying above market prices for funds or by relying unduly on wholesale or credit-sensitive funding sources.  The OCC has established benchmarks to be used as guidelines in managing liquidity.  The following areas are considered liquidity red flags:

  Significant increases in reliance on wholesale funding;

  Significant increases in large CDs, brokered deposits or deposits with interest rates higher than the market;

  Mismatched funding – funding long-term assets with short-term liabilities or short-term assets with long-term liabilities;

  Significant increases in borrowings;

  Significant increases in dependence on funding sources other than core deposits;

  Reduction in borrowing lines by correspondent banks;

  Increases in cost of funds;

  Declines in levels of core deposits; and

  Significant decreases in short-term investments.

Although liquidity has steadily improved during the past three years, liquidity remains a strategic focus of the Bank’s Funds Management Committee, which strives to maintain diverse funding sources conducive to net interest margin strategies.  The following table reflects the liquidity position of the Bank as of December 31, 2011, 2010 and 2009 in comparison to the OCC Liquidity Benchmarks:

OCC Liquidity Benchmark	2011	2010	2009
Short Term Liabilities/ Total Assets > 20%	14.85%	17.00%	20.13%
On Hand Liquidity to Total Liabilities < 8%	19.50%	10.76%	5.93%
Loan to Deposits < 80%	60.71%	68.14%	76.94%
Wholesale Funds/Total Sources > 15%	7.00%	9.13%	13.22%
Non-Core Funding Dependence > 20%	22.20%	30.13%	30.82%

The above comparison is one quantitative means of monitoring liquidity levels.  However, other quantitative and qualitative factors are considered in the overall risk management process for liquidity.  Such other factors evaluated by management include, but are not limited to, forecasting and stress testing capital levels, diversification of funding sources, degree of reliance on short-term volatile funding sources, deposit volume trends and stability of deposits.  There are no known trends or uncertainties that are likely to have a material effect on the Company’s liquidity or capital resources.  There currently exist no recommendations by regulatory authorities, which, if implemented, would have such an effect.

Recently Issued Accounting Standards

Troubled Debt Restructurings

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification Update (“ASU”) 2011-01 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update postponed the effective date to periods ending after June 15, 2011 for certain required disclosures related to TDRs that were included in ASC Update No. 2010-20.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”).  ASU 2011-02 amends previous guidance with respect to TDRs and is designed to assist creditors with determining whether or not a restructuring constitutes a TDR. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a TDR.  The amendments in ASU 2011-02 are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Repurchase Agreements

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”).   ASU 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The effective date for ASU 2011-03 is the first interim or annual period beginning on or after December 15, 2011.  ASU 2011-03 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  Amendments in ASU 2011-04 do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting, but serve to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and international financial reporting standards.  Some amendments clarify FASB’s intent about the application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  ASU 2011-04 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”).  The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity, among other amendments in ASU 2011-05.  The amendments require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 was issued in order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, and ASU 2011-05 supersedes certain pending paragraphs in ASU 2011-05. The amendments are being made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. These requirements are applicable for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-12 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Goodwill

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2011-08”).  The objective of ASU 2011-08 is to simplify how public and private entities test goodwill for impairment.  Under the amendments of ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss.  Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 is not expected to have a material impact on the Company’s financial statements.

Disclosures about Offsetting Assets and Liabilities

                In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), as an amendment to require entities to provide enhanced disclosures about offsetting and related arrangements to enable users of financials statements to understand effects of those arrangements on its financial position.  Entities are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Entities should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  Adoption of ASU 2011-11 is not expected to have a material impact on the Company’s financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

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

The Company monitors and employs multiple strategies to manage interest rate risk and liquidity continuously at acceptable levels.  Such strategies include but are not limited to use of FHLB borrowings, floors on variable rate loans, use of interest rate swaps and investments in mortgage-backed investments that enable the Company to have steady cash inflows.

Overall, the Company maintained net interest margins above 4% from 2009 through 2011 after maintaining net interest margins in the range of 3.7% to 4.0% from 2005 to 2008.  Margins steadily improved in 2009 to 4.2% for the first time in over five years and held at 4.28% for each of the years ended December 31, 2010 and 2011.  Strong net interest margins over the past three years were a result of the Company’s ability to keep interest earning asset yields declining at a pace slower than the decline of interest bearing liabilities.  The Company’s quarterly net interest margin was 4.27%, 4.35%, 4.35% and 4.09% for the four calendar quarters of 2011.  The downward trend to 4.09% in the fourth quarter was primarily the result of a shift in the balance sheet mix as loans decreased while lower yielding cash and investment securities increased.  The Company’s quarterly net interest margin was 4.34%, 4.30%, 4.18% and 4.26% for the four calendar quarters of 2010.

Interest rate risk is separated and analyzed according to the following categories of risk: (1) re-pricing; (2) yield curve; (3) option risk; (4) price risk; and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy.  Unfavorable trends reflected in interest rate margins will cause an immediate adjustment to the Bank’s gap position or asset/liability management strategies.  The data schedule below reflects a summary of the Company’s interest rate risk using simulations.  The projected 12-month exposure is based on different rate movements (flat, rising or declining).

The following condensed gap reports provide an analysis of interest rate sensitivity of earning assets and costing liabilities in a flat rate environment at December 31, 2011 and 2010 (dollars in thousands):

CONDENSED GAP REPORT

CURRENT BALANCES

DECEMBER 31, 2011

	One	Three	Six	12	Two	Three	Five	More than Five	Non-
	Month	Months	Months	Months	Years	Years	Years	Years	Sensitive
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Total
Assets:
Total cash and due from banks	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 19,430	$ 19,430
Total investments	4,867	14,084	14,501	28,070	51,975	42,358	62,349	133,183	14,078	365,465
Total fed funds sold(1)	54,811	-	-	-	-	-	-	-	-	54,811
Total net loans	102,253	45,847	50,804	80,481	107,117	87,032	53,993	-	(7,867)	519,660
Total other assets	-	-	-	-	-	-	-	-	94,183	94,183
Total assets	$161,931	$59,931	$65,305	$108,551	$159,092	$129,390	$116,342	$133,183	$119,824	$1,053,549
Liabilities:
Total demand	$ -	$ -	$ -	$ 12,004	$ 6,002	$ 6,002	$ -	$ 95,681	$ -	$ 119,689
Total savings	81,087	-	-	-	32,306	32,306	85,220	163,923	-	394,842
Total time	38,709	59,025	101,027	107,501	19,923	2,837	11,804	310	5	341,141
Total deposits	119,796	59,025	101,027	119,505	58,231	41,145	97,024	259,914	5	855,672
Total borrowings	19,125	24,536	489	5,653	8,834	6,669	2,493	16,000	-	83,799
Other liabilities	-	-	-	-	-	-	-	-	10,610	10,610
Total other liabilities	19,125	24,536	489	5,653	8,834	6,669	2,493	16,000	10,610	94,409
Total liabilities	138,921	83,561	101,516	125,158	67,065	47,814	99,517	275,914	10,615	950,081
Equity	-	-	-	-	-	-	-	-	103,468	103,468
Total liabilities and equity	$138,921	$83,561	$101,516	$125,158	$67,065	$47,814	$99,517	$275,914	$114,083	$1,053,549

Period gap	$23,010	$(23,630)	$(36,211)	$(16,607)	$92,027	$81,576	$16,825	$(142,731)	$5,741	$ -
Cumulative gap	5,089	(18,541)	(54,752)	(71,359)	20,668	102,244	119,069	(23,662)	(17,921)	(17,921)
RSA/RSL(2)	116.56%	71.72%	64.33%	86.73%	237.22%	270.61%	116.91%	48.27%	105.03%	-%

_______________

(1)	Includes balance in excess reserves held at Federal Reserve Bank that are interest bearing and priced similarly to federal funds sold held at other correspondent banks.
(2)	RSA/RSL is the ratio of rate-sensitive assets to rate-sensitive liabilities.

CONDENSED GAP REPORT

CURRENT BALANCES

DECEMBER 31, 2010

	One	Three	Six	12	Two	Three	Five	More than Five	Non-
	Month	Months	Months	Months	Years	Years	Years	Years	Sensitive
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Total
Assets:
Total cash and due from banks	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$21,899	$21,899
Total investments	5,136	8,847	8,806	19,292	33,714	30,437	48,272	137,332	2,987	294,823
Total fed funds sold	18,063	-	-	-	-	-	-	-	-	18,063
Total net loans	120,208	39,821	45,949	71,745	130,285	87,591	52,051	-	(7,975)	539,675
Total other assets	-	-	-	-	-	-	-	-	-	99,918
Total assets	$143,407	$ 48,668	$ 54,755	$ 91,037	$163,999	$118,028	$100,323	$137,332	$16,911	$974,378
Liabilities:
Total demand	$ -	$ -	$ -	$ 10,040	$ 5,020	$ 5,020	$ -	$80,050	$ -	$100,130
Total savings	67,698	-	-	-	26,169	26,169	69,242	133,801	-	323,079
Total time	37,423	89,940	79,020	112,696	39,840	5,514	4,131	72	-	368,636
Total deposits	105,121	89,940	79,020	122,736	71,029	36,703	73,373	213,923	-	791,845
Total borrowings	33,204	14,226	489	5,653	8,834	6,669	2,493	16,000	-	87,568
Other liabilities	-	-	-	-	-	-	-	-	5,686	5,686
Total other liabilities	33,204	14,226	489	5,653	8,834	6,669	2,493	16,000	5,686	93,254
Total liabilities	138,325	104,166	79,509	128,389	79,863	43,372	75,866	229,923	5,686	885,099
Equity	-	-	-	-	-	-	-	-	89,279	89,279
Total liabilities and equity	$138,325	$104,166	$79,509	$128,389	$79,863	$ 43,372	$ 75,866	$229,923	$ 94,965	$974,378

Period gap	$(85,980)	$(55,498)	$(24,754)	$(37,352)	$84,136	$74,656	$24,457	$(92,591)	$11,225	$ -
Cumulative gap	5,089	(50,409)	(75,163)	(112,515)	(28,379)	46,277	70,734	(21,857)	(10,632)	(10,632)
RSA/RSL*	37.84%	46.72%	68.87%	70.91%	205.35%	272.13%	132.24%	23.00%	17.81%	-%

_______________

*                      RSA/RSL is the ratio of rate-sensitive assets to rate-sensitive liabilities.

Notes to the Gap Reports:

  The gap report reflects the interest sensitivity positions during a flat rate environment.  Time frames could change depending on whether rates rise or fall.

  Re-pricing overrides maturities in various time frames.

  Demand deposits are considered to be core and are spread among the one-year, two-year, three-year and greater than five-year categories for gap analysis.

  Savings accounts, also considered core, are split into various time frames based on characteristics of the various accounts and pricing strategies related to those accounts.  Regular savings accounts are the least sensitive type of interest bearing account based on the Company’s most recent non-maturity deposit study, which was completed as of September 30, 2011.  First Rate, E-Solutions and Wall Street deposit products are more sensitive to rate changes and, therefore, are repriced more aggressively than regular savings and other less sensitive type deposit accounts.

  Simulations are utilized to reflect the impact of multiple rate scenarios on net interest income at risk, net income at risk and economic value of equity at risk.  Strategies are implemented to increase net interest income, while always considering the impact on interest rate risk.  Overall, the Bank manages the gap between interest rate sensitive liabilities to expand and contract with the rate cycle phase.  The Bank’s Funds Management Committee is responsible for implementing and monitoring procedures to improve net interest income through volume increases and better pricing techniques.

The Company’s interest rate risk position was liability sensitive at year-end 2011.  Therefore, net interest margins would be diluted slightly by increases in rates over the next 12 months under a normal interest rate environment.  As of December 2011, federal funds rates continue at the historical low range of 0.00% to 0.25%.  Federal funds rates at this level do not have the capacity to decrease even 100 basis points.  Therefore, in the interest rate risk models, the rates on federal funds and prime hit a floor of zero and 3.0%, respectively.  The prime rate floor of 3% assumes that the normal spread between federal funds rates and prime is maintained and remains fixed at 300 basis points.   While prime rate in the model reaches a floor of 3%, the Bank’s variable rate loan pricing carries an average floor in the range of 5.0 to 5.5%.  As rates in the model are shocked, loans will decrease only until the floor position is reached while some liabilities continue to reprice downward.  However, the variance between the flat rate scenario and the down rate shocks are negative as the current pricing of liabilities is historically low and has little room to trend downward beyond its current position.  With federal funds rates currently between 0.00% to 0.25%, the down 100 basis points and down 200 basis point scenarios are the most unlikely scenarios.  Scenarios for exposure in the up 100 basis points and up 200 basis points are considered more realistic. However, recent statements by the FOMC indicate that federal funds rates will mostly remain flat through 2014.

These rate shock scenarios also indicate a negative variance because the upward scenarios indicate that deposits will reprice faster than loans and investments, especially given that most of the loans are currently at a floor and will require a more than 200-basis point increase in federal funds rates and prime rate before loan floors will increase.

The Company’s exposure to interest rate risk is within established policy limits.  The following table presents net interest income at risk as of December 31, 2011 projected over a 12-month exposure period and compared to the Company’s internal policy limits (dollars in thousands):

Scenarios:	Rate Moves in Basis Points	Current Position	Possible Results	Variance	As % of Net Interest Income*	Policy Limit
Declining 3%	(300)	$34,602	$33,080	$(1,522)	(4.4%)	(20.0%)
Declining 2%	(200)	34,602	33,096	(1,506)	(4.4%)	(15.0%)
Declining 1%	(100)	34,602	34,040	(562)	(1.6%)	(7.0%)
Most Likely-Base	–	34,602	33,110	(1,492)	–%	–%
Rising 1%	100	34,602	33,485	(1,117)	(3.2%)	(7.0%)
Rising 2%	200	34,602	32,068	(2,534)	(7.3%)	(15.0%)
Rising 3%	300	34,602	30,528	(4,074)	(11.8%)	(20.0%)

____________________________

*              Net interest income assumes that interest rates would change immediately within the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system is designed to provide reasonable assurance to management and the Company’s Board of Directors regarding the preparation and fair presentation of the Company’s annual financial statements in accordance with GAAP.

Inherent limitations exist in the effectiveness of any internal control structure, including the possibility of human error and circumvention of controls.  Accordingly, even effective internal control can only provide reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Alexander Thompson Arnold, PLLC, the Company’s independent registered public accounting firm, has audited the Company’s consolidated financial statements and issued an attestation report on the Company’s internal control over financial reporting. This report appears beginning on page 48 of this Annual Report on Form 10-K.

	185 North Church Street Dyersburg, TN 38024	Telephone: (731) 285-7900 (800) 608-5612 Fax: (731) 285-6221

www.atacpa.net

Members of

American Institute of Certified Public Accountants

AICPA Center for Public Company Audit Firms

AICPA Governmental Audit Quality Center

AICPA Employee Benefit Plan Audit Quality Center

Tennessee Society of Certified Public Accountants

Kentucky Society of Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

First Citizens Bancshares, Inc. and Subsidiaries

Dyersburg, Tennessee 38024

We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011.  We also have audited First Citizens Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Citizens Bancshares, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2011, and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, First Citizens Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Alexander Thompson Arnold PLLC

Dyersburg, Tennessee

February 28, 2012

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(Dollars in thousands)

	2011	2010
ASSETS
Cash and due from banks	$ 19,460	$ 15,628
Federal funds sold	14,673	18,063
Cash and cash equivalents	34,133	33,691
Interest bearing deposits in banks	40,138	6,271
Investment securities:
Available-for-Sale, stated at market	365,465	294,823
Loans (excluding unearned income of $334 at December 31, 2011 and $352 at December 31, 2010)	527,699	547,703
Less: Allowance for loan losses	8,039	8,028
Net loans	519,660	539,675
Loans held-for-sale	2,616	2,777
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	29,553	30,268
Accrued interest receivable	5,306	5,215
Goodwill	11,825	11,825
Other intangible assets	35	120
Other real estate owned	11,073	14,734
Bank-owned life insurance policies	21,438	21,656
Other assets	6,623	7,639
TOTAL ASSETS	$1,053,549	$974,378

LIABILITIES AND EQUITY
Non-interest bearing demand deposits	$119,689	$100,130
Interest bearing time deposits	341,141	368,636
Interest bearing savings deposits	394,842	323,079
Total deposits	855,672	791,845
Securities sold under agreements to repurchase	36,471	34,309
Federal funds purchased and other short-term borrowings	–	1,000
Other borrowings	47,328	52,259
Other liabilities	10,610	5,686
Total liabilities	950,081	885,099

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (cont’d)

DECEMBER 31, 2011 AND 2010

(Dollars in thousands)

	2011	2010
Equity
Common stock, no par value - 10,000,000 authorized; 3,717,593 issued and outstanding at December 31, 2011 and 3,717,593 issued and outstanding at December 31, 2010	$ 3,718	$ 3,718
Surplus	15,331	15,331
Retained earnings	76,586	68,696
Accumulated other comprehensive income	8,801	1,896
Total common stock and retained earnings	104,436	89,641
Less-109,739 treasury shares, at cost as of December 31, 2011 and 91,767 treasury shares, at cost as of December 31, 2010	3,023	2,417
Total shareholders' equity	101,413	87,224
Non-controlling (minority) interest in consolidated subsidiary	2,055	2,055
Total equity	103,468	89,279
TOTAL LIABILITIES AND EQUITY	$1,053,549	$974,378

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share data)

	2011	2010	2009
Interest income
Interest and fees on loans	$34,159	$36,085	$38,402
Interest and dividends on investment securities:
Taxable	6,622	6,038	7,029
Tax-exempt	4,422	3,940	3,285
Dividends	210	224	231
Other interest income	93	60	64
Total interest income	45,506	46,347	49,011
Interest expense
Interest on deposits	7,692	8,710	11,729
Interest on borrowings	1,241	2,815	3,428
Other interest expense	423	485	655
Total interest expense	9,356	12,010	15,812
Net interest income	36,150	34,337	33,199
Provision for loan losses	2,425	7,000	7,060
Net interest income after provision for loan losses	33,725	27,337	26,139
Non-interest income
Mortgage banking income	830	1,116	1,111
Income from fiduciary activities	803	785	806
Service charges on deposit accounts	6,634	6,923	6,941
Brokerage fees	1,263	1,080	1,317
Earnings on bank owned life insurance	736	677	832
Loss on sale of other real estate owned	(1,374)	(1,156)	(470)
Gain on sale of available-for-sale securities	943	1,884	1,196
Gain on disposition of property	273	–	–
Income from insurance activities	899	913	834
Other non-interest income	666	637	546
Total non-interest income	11,673	12,859	13,113
Total other-than temporary impairment losses	347	1,567	1,357
Portion of loss recognized in other comprehensive income (before taxes)	(299)	(978)	(706)
Net impairment losses recognized in earnings	48	589	651

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (cont’d)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share data)

	2011	2010	2009
Other non-interest expense:
Salaries and employee benefits	$16,700	$15,417	$15,285
Net occupancy expense	1,676	1,759	1,804
Depreciation	1,780	1,792	1,852
Data processing expense	1,741	1,591	1,192
Legal and professional fees	653	441	305
Stationary and office supplies	217	221	254
Amortization of intangibles	85	85	85
Advertising and promotions	662	703	622
Premiums for FDIC insurance	823	1,200	1,671
Expenses related to other real estate owned	682	888	642
ATM related fees and expenses	915	784	483
Other non-interest expense	4,138	3,829	4,114
Total other non-interest expense	30,072	28,710	28,309
Net income before income taxes	15,278	10,897	10,292
Provision for income tax expense	3,416	2,022	1,965
Net income	$11,862	$8,875	$8,327
Earnings per common share:
Net income per common share	$3.28	$2.45	$2.30
Weighted average shares outstanding	3,614	3,626	3,625

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009
Net income	$11,862	$8,875	$ 8,327
Other comprehensive income, net of tax:
Net change in unrealized gains on cash flow hedge	-	69	44
Net change in unrealized gains (losses) on available-for-sale securities	6,905	(2,429)	2,687
Total other comprehensive income (loss), net of tax	6,905	(2,360)	2,730
Total comprehensive income	$18,767	$6,515	$11,058

Related tax effects allocated to each component of other comprehensive income were as follows:

	Before-tax	Tax Expense	Net-of-tax
	Amount	Or Benefit	Amount
Year ended December 31, 2011:
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains arising during the period	$12,084	$(4,627)	$7,457
Reclassification adjustments for net gains included in net income	(895)	343	(552)
Net unrealized gains (losses)	$11,189	$(4,284)	$6,905

Year ended December 31, 2010:
Unrealized gain (loss) on cash flow hedge	$ 111	$ (42)	$ 69
Unrealized gains (losses) on available-for-sale securities:
Unrealized (losses) gains arising during the period	(2,641)	1,011	(1,630)
Reclassification adjustments for net gains included in net income	(1,295)	496	(799)
Unrealized (losses) gains on available-for-sale securities, net	(3,936)	1,507	(2,429)
Net unrealized losses	$(3,825)	$1,465	$(2,360)

Year ended December 31, 2009:
Unrealized gain (loss) on cash flow hedge	$ 71	$ (27)	$ 44
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains arising during the period	4,901	(1,879)	3,022
Reclassification adjustments for net gains included in net income	(545)	209	(336)
Unrealized gains losses on available-for-sale securities, net	4,356	(1,670)	2,686
Net unrealized gains (losses)	$4,427	$(1,697)	$2,730

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share data)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non- Controlling Interests	Total
	Shares	Amount
	(#)	($)	($)	($)	($)	($)	($)	($)
Balance January 1, 2009	3,718	$ 3,718	$ 15,331	$ 58,890	$ 1,526	$ (2,457)	$ 55	$ 77,063
Net income, year ended December 31, 2009				8,327				8,327
Adjustment of unrealized gain on securities available-for-sale, net of tax					2,686			2,686
Adjustment of unrealized gain on cash flow hedge, net of tax					44			44
Cash dividends paid - $1.04 per share				(3,769)				(3,769)
Treasury stock transitions – net						16		16
Balance December 31, 2009	3,718	$ 3,718	$ 15,331	$ 63,448	$ 4,256	( $ 2,441)	$ 55	$ 84,367

Net income, year ended December 31, 2010				8,875				8,875
Adjustment of unrealized loss on securities available-for-sale, net of tax					(2,429)			(2,429)
Adjustment of unrealized gain on cash flow hedge, net of tax					69			69
Cash dividends paid - $1.00 per share				(3,627)				(3,627)
Treasury stock transitions – net						24		24
Sale of subsidiary preferred shares to noncontrolling interest							2,000	2,000
Balance December 31, 2010	3,718	$ 3,718	$ 15,331	$ 68,696	$ 1,896	$ (2,417)	$ 2,055	$ 89,279

Net income, year ended December 31, 2011				11,862				11,862
Adjustment of unrealized gain on securities available-for-sale, net of tax					6,905			6,905
Cash dividends paid - $1.10 per share				(3,972)				(3,972)
Treasury stock transitions – net						(606)		(606)
Balance December 31, 2011	3,718	$ 3,718	$ 15,331	$76,586	$ 8,801	$ (3,023)	$ 2,055	$ 103,468

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009
Operating activities
Net income	$11,862	$ 8,875	$ 8,327
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,425	7,000	7,060
Provision for depreciation	1,780	1,792	1,852
Provision for amortization of intangibles	85	85	85
Deferred income taxes	(10)	65	(789)
Gains on sale or call of investment securities	(943)	(1,884)	(1,196)
Impairment losses on securities recorded in earnings	48	589	651
Net losses on sale or write down of other real estate owned	1,374	1,156	470
(Gain) on disposition of property	(273)	0	0
Net increase (decrease) in loans held-for-sale	161	(36)	(109)
(Increase) decrease in accrued interest receivable	(91)	190	176
Decrease in accrued interest payable	(60)	(244)	(980)
Increase (decrease) in cash surrender value of bank-owned life insurance policies	218	(540)	(489)
Net decrease (increase) in other assets	884	375	(5,174)
Net increase (decrease) in other liabilities	1,364	71	(1,500)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,824	17,494	8,384

Investing activities
Increase in interest-bearing deposits in other banks	(33,867)	(2,496)	(793)
Proceeds of maturities of held-to-maturity investment securities	-	-	115
Proceeds of paydowns and maturities of available-for-sale investment securities	52,408	69,296	36,943
Proceeds of sales of available-for-sale investment securities	38,523	62,304	41,041
Purchases of available-for-sale investment securities	(150,045)	(178,964)	(111,550)
(Increase) decrease in loans – net	14,502	23,224	(4,040)
Proceeds from sale of other real estate owned	5,409	5,043	2,600
Proceeds from disposition of premises and equipment	328	-	-
Proceeds from sales of premises and equipment	(1,120)	(1,535)	(631)
NET CASH USED BY INVESTING ACTIVITIES	(73,862)	(23,128)	(36,315)

Financing activities
Net increase (decrease) in demand deposits	19,559	(375)	(8,258)
Net increase in savings accounts	71,763	27,880	61,887
Net increase (decrease) in time deposits	(27,495)	12,194	(36,398)
Net increase (decrease) in short-term borrowings	1,162	(2,320)	3,864
Issuance of other borrowings	9,000	10,000	2,000
Payment of principal on other borrowings	(13,931)	(33,023)	(561)
Cash dividends paid	(3,972)	(3,627)	(3,769)
Treasury stock transactions – net	(606)	24	16
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,480	10,753	18,781

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009
Increase (decrease) in cash and cash equivalents	$ 442	$ 5,119	$(9,150)
Cash and cash equivalents at beginning of year	33,691	28,572	37,722
Cash and cash equivalents at end of year	$34,133	$33,691	$28,572

Supplemental cash flow information:
Interest paid	$9,356	$12,234	$16,792
Income taxes paid	2,900	2,816	3,788
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	3,565	11,691	9,493
Transfers from other real estate owned to loans	727	1,785	1,940

Note:  See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of First Citizens Bancshares, Inc., and subsidiaries (the “Company”) conform to generally accepted accounting principles (“GAAP”).  The significant policies are described as follows:

Basis of Presentation

The Consolidated Financial Statements include all accounts of the Company and its subsidiary, First Citizens National Bank (the “Bank”).  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with GAAP for Variable Interest Entities for all periods presented.  These investments are included in Other Assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly-owned subsidiaries, First Citizens Financial Plus, Inc. and First Citizens Investments, Inc., which are consolidated into its financial statements.  The Company’s investment in these subsidiaries is reflected on the Company’s condensed balance sheet.  See Note 22 for more information.

The Bank has a 50% ownership in two insurance subsidiaries, both of which are accounted for using the equity method.  White and Associates/First Citizens Insurance, LLC is a general insurance agency offering a full line of insurance products. First Citizens/White and Associates Insurance Company’s principal activity is credit insurance.  The investment in these subsidiaries is included in Other Assets on the Consolidated Balance Sheets presented in this report and earnings from these subsidiaries are recorded in Other Income on the Consolidated Statements of Income.

The principal activity of First Citizens Investments, Inc. is to acquire and sell investment securities and collect income from the securities portfolio.  First Citizens Holdings, Inc., a wholly owned subsidiary of First Citizens Investments, Inc., acquires and sells certain investment securities, collects income from its portfolio, and owns First Citizens Properties, Inc., a real estate investment trust.  First Citizens Properties, Inc. is a real estate investment trust organized and existing under the laws of the state of Maryland, the principal activity of which is to invest in participation interests in real estate loans made by the Bank and provide the Bank with an alternative vehicle for raising capital.  First Citizens Holdings, Inc. owns 100% of the outstanding common stock and 60% of the outstanding preferred stock of First Citizens Properties, Inc.  Directors, executive officers and certain employees and affiliates of the Bank own approximately 40% of the preferred stock which is reported as Noncontrolling Interest in Consolidated Subsidiary in the Consolidated Financial Statements of the Company.  Net income attributable to the noncontrolling interest is included in Other Non-Interest Expense on the Consolidated Statements of Income and is not material for any of the periods presented.

The Company has two additional wholly owned subsidiaries, First Citizens (TN) Statutory Trust III and First Citizens (TN) Statutory Trust IV.  The purpose and activities of these trusts are further discussed in Note 13.

All significant inter-company balances and transactions are eliminated in consolidation.  Certain balances have been reclassified to conform to current year presentation.

Nature of Operations

The Company and its subsidiaries provide a wide variety of commercial banking services to individuals and corporate customers in the mid-southern United States with a concentration in West Tennessee.  The Company’s primary products are checking and savings deposits and residential, commercial and consumer lending.

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

Interest-Bearing Deposits in Other Banks

                Interest-bearing deposits in other banks consist of excess balances above the minimum required balance at the Federal Reserve Bank and short-term certificates of deposits (“CDs”) held at other banks.  The CDs at other banks are held in increments of less than $250,000 and, therefore, are covered by FDIC insurance.  Interest income on deposits in banks is reported as Other Interest Income on the Consolidated Statements of Income.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reflected on the Consolidated Balance Sheets at the unpaid principal amount less the allowance for loan losses and unearned interest and fees.  Interest on loans is recorded on an accrual basis unless it meets criteria to be placed on non-accrual status.  The Bank’s policy is to not accrue interest or discount on (i) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (ii) any asset for which payment in full of interest or principal is not expected or (iii) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well-secured and in the process of collection. For purposes of applying the 90 days past due test for non-accrual of interest, the date on which an asset reaches non-accrual status is determined by its contractual term.  A debt is deemed well-secured if it is secured by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.  Unpaid interest on loans placed on non-accrual status is reversed from income and further accruals of income are not usually recognized.  Subsequent collections related to impaired loans are usually credited first to principal and then to previously uncollected interest.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Loans that meet the criteria for individual impairment analysis are those loans or borrowing relationships with current outstanding principal balance greater than or equal to $250,000 at the measurement date and have an internal rating of “Grade 6” or higher (generally characterized as “Substandard” or worse).  Once identified for individual analysis, then a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect scheduled payments of principal or interest when due according to contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of delay, reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or fair value of the collateral if the loan is collateral dependent.  The majority of the Company’s impaired loans is secured by real estate and considered collateral-dependent. Therefore, impairment losses are primarily based on the fair value of the underlying collateral (usually real estate).

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

  Changes in underlying collateral securing the loans;

  Changes in lending policies and procedures including changes in underwriting, collection, charge-off and recovery practices;

  Changes in economic and business conditions that affect the collectability of the portfolio;

  Changes in the nature and volume of the portfolio;

  Changes in the experience, ability and depth of lending management and other related staff;

  Changes in the volume and severity of past due loans, volume of non-accruals, and/or problem loans;

  Changes in the quality of the Company’s loan review system;

  Existence and effects of any concentration of credit and changes in the level of concentrations; and

  The effects of other external factors such as competition, legal or regulatory requirements.

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

Other Real Estate Owned

Real estate acquired through foreclosure is separately stated on the Consolidated Balance Sheets as Other Real Estate Owned and recorded at the lower of cost or fair value less cost to sell.  Adjustments made at the date of foreclosure are charged to the allowance for loan losses.  Expenses incurred in connection with ownership, subsequent adjustments to book value, and gains and losses upon disposition are included in other non-interest expenses.  Adjustments to net realizable value subsequent to acquisition are made at least annually if necessary based on appraisal.

Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions, represent the purchase of interests in securities by banking customers and are recorded at the amount of cash received in connection with the transaction. Daily repurchase agreements are settled on the following business day and fixed repurchase agreements have various fixed terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities, generally U.S. government and federal agency securities, and are held in safekeeping by the purchasing financial institution. These transactions are not deposits and, therefore, are not covered by FDIC insurance. Securities sold under agreements to repurchase are reported separately on the Company’s Consolidated Balance Sheets and interest expense related to these transactions is reported on the Company’s Consolidated Statements of Income as Other Interest Expense.

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

Advertising and Promotions

The Company’s policy is to charge advertising and promotions to expenses as incurred.

Fair Value

Fair value measurements are used to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The Company measures fair value under guidance provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  ASC 820 does not expand the use of fair value in any new circumstances but clarifies the principle that fair value should be based on assumptions that market participants would use when pricing the asset or liability. ASC 820 outlines the following three acceptable valuation techniques may be used to measure fair value:

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

Valuation techniques are selected as appropriate for the circumstances and for which sufficient data is available.  Valuation techniques are to be consistently applied, but a change in a valuation technique or its application may be made if the change results in a measurement that is equally or more representative of fair value under the circumstances.  Revisions resulting from a change in valuation technique or its application are accounted for as a change in accounting estimate which does not require the change in accounting estimate to be accounted for by restating or retrospectively adjusting amounts reported in financial statements of prior periods or by reporting pro forma amounts for prior periods.

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

The Company obtains fair value measurements for securities and derivatives (if any) from a third party vendor.  The Company’s cash flow hedge and the majority of the available-for-sale securities are valued using Level 2 inputs.  Collateralized debt obligation securities that are backed by trust preferred securities and account for less than 1% of the available-for-sale securities portfolio are valued using Level 3 inputs.  The fair value measurements reported in Level 2 are primarily matrix pricing that considers observable data (such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors).  Fair value measurements for pooled trust-preferred securities are obtained through the use of valuation models that include unobservable inputs which are considered Level 3.  See additional discussion of valuation techniques and inputs in Note 20.

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

The Company utilizes ASC 820, which permits the Company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions enabling the Company to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.

Subsequent Events

                The Company has reviewed subsequent events through February 28, 2012.

NOTE 2 – CASH RESERVES AND INTEREST-BEARING DEPOSITS IN OTHER BANKS

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during both 2011 and 2010 were approximately $500,000.  Amounts above the required minimum balance are reported as Interest-Bearing Deposits in Other Banks on the Consolidated Balance Sheets.  Balances in excess of required reserves held at the Federal Reserve Bank as of December 31, 2011 and 2010 were $38.3 million and $5.3 million, respectively.  Interest-bearing deposits in other banks also include short-term CDs held in increments that are within FDIC insurance limits and totaled $1.6 million as of December 31, 2011 and $1.7 million as of December 31, 2010.

NOTE 3 – INVESTMENT SECURITIES

The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of available-for-sale investment securities for the dates presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$242,459	$6,793	$ (12)	$249,240
Obligations of states and political subdivisions	106,554	9,083	(3)	115,634
All other	2,194	15	(1,618)	591
Total investment securities	$351,207	$15,891	$(1,633)	$365,465
As of December 31, 2010:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$189,280	$3,721	$(1,558)	$191,443
Obligations of states and political subdivisions	99,774	3,073	(397)	102,450
All other	2,698	22	(1,790)	930
Total investment securities	$291,752	$6,816	$(3,745)	$294,823

There were no securities categorized as trading or held-to-maturity as of December 31, 2011 or 2010.  At December 31, 2011 and 2010, investment securities were pledged to secure government, public and trust deposits as follows (in thousands):

	Amortized Cost	Fair Value
2011	$189,728	$196,675
2010	177,598	180,943

The following table summarizes contractual maturities of available-for-sale securities as of December 31, 2011 (in thousands):

	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 2,942	$ 2,992
After one year through five years	8,666	9,344
After five years through ten years	68,054	71,424
After ten years*	271,522	281,667
Total debt securities	351,184	365,427
Equity securities	23	38
Total securities	$351,207	$365,465

 _______________

*

Of the $271 million in this category, $214 million consisted of mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), which are presented based on contractual maturities.  However, the remaining lives of such securities are expected to be much shorter due to anticipated payments.

Sales and realized gains on sales of available-for-sale securities for the years ended December 31, 2011, 2010 and 2009 are presented as follows (in thousands):

	Gross Sales	Gross Gains	Gross Losses	Net Gains
2011	$38,523	$ 943	$ -	$ 943
2010	62,304	1,884	-	1,884
2009	41,041	1,196	-	1,196

The following table presents information on available-for-sale securities with gross unrealized losses at December 31, 2011, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		Over 12 Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$(12)	$7,659	$ -	$ -	$ (12)	$7,659
Obligations of states and political subdivisions	(3)	867	-	-	(3)	867
Other debt securities	-	-	(1,618)	553	(1,618)	553
Total securities with unrealized losses	$(15)	$8,526	$(1,618)	$553	$(1,633)	$9,079

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

As of December 31, 2011, the Company had eight debt securities with unrealized losses.  The Company did not intend to sell any such securities in an unrealized loss position and it was more likely than not that the Company would not be required to sell the debt securities prior to recovery of costs. Of the eight debt securities, three were other debt securities that had been in an unrealized loss position for greater than 12 months and accounted for 99% of the unrealized gross losses as of December 31, 2011.  The remaining five bonds had been in an unrealized loss position for less than 12 months and consisted of three obligations of state and political subdivisions and two agency MBS.  The securities in an unrealized loss position as of December 31, 2011, were evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management reviews any applicable industry analysts’ reports and considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, and whether downgrades of bond ratings have occurred.  With respect to unrealized losses on municipal and agency securities and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary at December 31, 2011. The unrealized losses on the agency and municipal securities have not been recognized for other-than-temporary impairment.

The Company’s three corporate bonds with gross unrealized loss totaling $1.6 million as of December 31, 2011 are pooled collateralized debt obligation securities that are backed by trust-preferred securities (“TRUP CDOs”) issued by banks, thrifts and insurance companies.  These three bonds were rated below investment grade (BBB) by Moody’s Investors Services and/or Standard and Poor’s Ratings Services at December 31, 2011.

At December 31, 2011, the three TRUP CDOs had an aggregate book value of $2.2 million and fair market value of approximately $553,000 and each of the three are the mezzanine or “B” class tranches.  One of the three bonds referred to as I-Pretsl IV had a book value of $1 million and a fair value of approximately $200,000 with the unrealized loss reflected in accumulated other comprehensive income as of December 31, 2011.  This bond had experienced deferrals totaling 8.4% of performing collateral and no defaults as of December 31, 2011 compared to 11.6% as of December 31, 2010.  This bond has not experienced an adverse change in projected cash flows as quarterly testing to date for this bond yielded present value of projected cash flows above book value.  Therefore, no other-than-temporary impairment has been recognized to date on this bond.

The second of the three TRUP CDOs is referred to as Pretsl I and had a market value of approximately $348,000 and book value of approximately $862,000 as of December 31, 2011.  Prestl I was recognized for other-than-temporary impairment during 2010 but did not have additional impairment recognized against earnings during 2011.  In 2010, the credit component of other-than-temporary impairment on this security recognized against earnings totaled approximately $425,000.  The portion of unrealized loss related to factors other than credit that were included in accumulated other comprehensive income net of applicable income taxes totaled approximately $514,000 and $709,000 as of December 31, 2011 and 2010, respectively. As of December 31, 2011, Pretsl I had deferrals and defaults totaling 34.6% of performing collateral compared to 36.2% as of December 31, 2010.  Pretsl I was on non-accrual status as of December 31, 2011 and 2010.

The third of the TRUP CDOs is referred to as Pretsl X and had a market value of approximately $5,000 and book value of approximately $304,000 as of December 31, 2011.  Pretsl X was recognized for other-than-temporary impairment because of adverse changes in present value of projected cash flows during each of the past three years.  The credit component of other-than-temporary impairment on this bond reflected in earnings totaled approximately $48,000, $158,000 and $651,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The gross unrealized loss related to factors other than credit that was reflected in accumulated other comprehensive income net of applicable taxes totaled approximately $299,000 and $269,000 as of December 31, 2011 and 2010, respectively.  Pretsl X had deferrals and defaults totaling 50.0% of performing collateral as of December 31, 2011 compared to 45.5% as of December 31, 2010.  Pretsl X was on non-accrual status as of December 31, 2011 and 2010.

The credit component of unrealized losses (if any) for a given period was determined based on the difference between the book value of the security and the present value of projected cash flows at current period end compared to the prior period end.

The following table provides additional information regarding the Company’s three investments in TRUP CDOs as of December 31, 2011:

Description	Class	Actual Over Collateral Ratio(1)	Required Over Collateral Ratio(2)	Actual Over
Pretsl I	Mezzanine	76.4%	N/A(3)	N/A
Pretsl X	B-2	55.5%	N/A(3)	N/A
I-Pretsl IV	B-1	111.7%	106.0%	5.7%

_________________

(1)

The Over Collateral (“OC”) Ratio reflects the ratio of performing collateral to a given class of bonds and is calculated by dividing the performing collateral by the sum of the current balance of a given class of bonds plus all senior classes.

(2)

The Required OC Ratio for a particular class of bonds reflects the required overcollateralization ratio such that cash distributions may be made to lower classes of bonds.  If the OC Ratio is less than the Required OC ratio, cash is diverted from the lower classes of bonds to the senior bond classes.  For example, if the OC Ratio for Class B is lower than the Class B Required OC Ratio in the transaction, all cash payments will be diverted to the Class B and Class A bonds until such time that he OC Ratio exceeds the Required OC Ratio.  The lower class bonds will capitalize interest or pay-in-kind (“PIK”).

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

The Company’s equity securities consist primarily of Fannie Mae and Freddie Mac perpetual preferred stock. No impairment charges were recognized on these securities in 2009 or 2011 and approximately $6,000 in other-than-temporary impairment losses were recognized in 2010.

The following is a tabular rollforward of the amount related to the pre-tax credit loss component recognized in earnings on debt securities (in thousands) for the years ended December 31, 2011 and 2010:

	2011	2010
Balance of credit losses on available-for-sale securities	$ -	$ -
Additions for credit losses for which an OTTI loss was not previously recognized	-	-
Additions for credit losses for which an OTTI loss was previously recognized	48	589
Balance of credit losses on available-for-sale securities	$48	$589

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 20.

GAAP includes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. These standards require that derivatives be reported either as assets or liabilities on the Consolidated Balance Sheets and be reflected at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation.

NOTE 4 – LOANS

                Performing and non-performing loans by category were as follows as of December 31, 2011 and 2010 (in thousands):

	Performing	Non- Performing*	Total
December 31, 2011:
Commercial, financial and agricultural	$71,465	$709	$ 72,174
Real estate – construction	38,946	1,018	39,964
Real estate – mortgage	378,006	5,928	383,934
Installment loans to individuals	27,766	261	28,027
All other loans	3,600	-	3,600
Total	$ 519,783	$7,916	$527,699

December 31, 2010:
Commercial, financial and agricultural	$ 65,428	$869	$66,297
Real estate – construction	48,259	889	49,148
Real estate – mortgage	391,270	3,986	395,256
Installment loans to individuals	31,334	259	31,593
All other loans	5,278	131	5,409
Total	$541,569	$6,134	$547,703

_________________

*              Non-Performing loans consist of loans that are on non-accrual status and loans 90 days past due and still accruing interest.

                An aging analysis of loans outstanding by category as of December 31, 2011 and 2010 was as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
As of December 31, 2011:
Commercial, financial and agricultural	$ 72	$ 72	$ 538	$ 682	$ 71,492	$ 72,174	$ 34
Real estate – construction	539	47	345	931	39,033	39,964	-
Real estate – mortgage	1,481	2,727	2,353	6,561	377,373	383,934	570
Installment loans to individuals	81	30	41	152	27,875	28,027	2
All other loans	-	-	-	-	3,600	3,600	-
Total	$2,173	$2,876	$3,277	$8,326	$519,373	$527,699	$606

As of December 31, 2010:
Commercial, financial and agricultural	$ 405	$167	$ 716	$1,288	$ 65,009	$ 66,297	$ 500
Real estate – construction	368	117	35	520	48,628	49,148	35
Real estate – mortgage	1,093	349	2,238	3,680	391,576	395,256	1,441
Installment loans to individuals	210	81	13	304	31,289	31,593	10
All other loans	-	-	-	-	5,409	5,409	-
Total	$2,076	$714	$3,002	$5,792	$541,911	$547,703	$1,986

                Non-accrual loans as of December 31, 2011 and 2010 by category were as follows (in thousands):

	2011	2010
Commercial, financial and agricultural	$ 675	$ 369
Real estate – construction	1,018	854
Real estate – mortgage	5,358	2,545
Installment loans to individuals	259	249
All other loans	-	131
Total	$7,310	$4,148

                Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans internally rated Grade 1 to Grade 4 are considered “Pass” grade loans with low to average level of risk of credit losses.  Loans rated Grade 5 are considered “Special Mention” and generally have one or more circumstances that require additional monitoring but do not necessarily indicate a higher level of probable credit losses.  Loans rated Grade 6 or higher are loans with circumstances that generally indicate an above average level of risk for credit losses.  Loans by internal risk rating by category as of December 31, 2011 and 2010 were as follows (in thousands):

	Grades 1-4	Grade 5	Grades 6-8	Total
December 31, 2011:
Commercial, financial and agricultural	$ 70,399	$ 423	$ 1,352	$ 72,174
Real estate – construction	36,972	1,113	1,879	39,964
Real estate – mortgage	362,686	4,715	16,533	383,934
Installment loans to individuals	27,701	9	317	28,027
All other loans	3,600	-	-	3,600
Total	$501,358	$6,260	$20,081	$527,699

December 31, 2010:
Commercial, financial and agricultural	$ 64,297	$ 71	$ 1,929	$ 66,297
Real estate – construction	45,931	820	2,397	49,148
Real estate – mortgage	373,025	4,912	17,319	395,256
Installment loans to individuals	31,136	14	443	31,593
All other loans	5,278	-	131	5,409
Total	$519,667	$5,817	$22,219	$547,703

Information regarding the Company’s impaired loans for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011:
With no specific allocation recorded:
Commercial, financial and agricultural	$ -	$ -	N/A	$ 4	$ -
Real estate – construction	-	-	N/A	168	-
Real estate – mortgage	-	-	N/A	1,677	-
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$ 500	$ 500	$ 50	$ 538	$ -
Real estate – construction(1)	1,007	1,227	350	1,150	-
Real estate – mortgage(2)	5,132	5,132	427	5,333	31
Installment loans to individuals(3)	158	158	33	182	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$ 500	$ 500	$ 50	$ 542	$ -
Real estate – construction	1,007	1,227	350	1,318	-
Real estate – mortgage	5,132	5,132	427	7,011	31
Installment loans to individuals	158	158	33	182	-
All other loans	-	-	-	-	-

December 31, 2010:
With no specific allocation recorded:
Commercial, financial and agricultural	$ -	$ -	N/A	$ 234	$ -
Real estate – construction	841	841	N/A	1,799	34
Real estate – mortgage	2,846	2,846	N/A	3,642	206
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$ 500	$ 500	$ 50	$ 436	$ 20
Real estate – construction	742	742	375	4,743	-
Real estate – mortgage	4,210	4,210	853	7,058	96
Installment loans to individuals	200	200	37	185	-
All other loans	-	-	-	265	-
Total:
Commercial, financial and agricultural	$ 500	$ 500	$ 50	$ 670	$ 20
Real estate – construction	1,583	1,583	375	6,542	34
Real estate – mortgage	7,056	7,056	853	10,700	302
Installment loans to individuals	200	200	37	185	-
All other loans	-	-	-	265	-

(1)	Impaired total for this category includes troubled debt restructurings with recorded investment totaling approximately $678,000 and a specific allowance of approximately $350,000.
(2)	Impaired total for this category includes troubled debt restructurings with recorded investment totaling $3.2 million and specific allowance of approximately $392,000.
(3)	Impaired total for this category includes troubled debt restructurings with recorded investment totaling approximately $146,000 and a specific allowance of approximately $28,000.

The Company adopted amendments in Accounting Standards Codification Update (“ASU”) No. 2011-01 “Receivables (Topic 310)”  (“ASU 2011-01”) as of September 30, 2011.  As a result, the Company reviewed loans classified as troubled debt restructurings (“TDRs”) that had been restructured during the year ended December 31, 2011 and confirmed that TDRs with a balance greater than or equal to $250,000 deemed to be impaired were properly identified as such and reviewed individually for impairment as reported in the impaired loan table above.  Loans meeting the criteria to be classified as TDRs with a balance less than $250,000 have historically been reviewed on a collective basis by risk code and loan category.  Reassessment of these loans on an individual basis upon adoption of the ASU 2011-01 for impairment did not result in a significant difference in the required allowance, as the aggregate balance of loans reviewed was less than $20,000.

Generally, loans are appropriately risk rated and identified for individual impairment review prior to when the restructure occurs.  Thus, in the normal life cycle of a loan, any specific allocations are usually made prior to a formal restructuring or at least at the time of restructuring rather than subsequent to modification.  Therefore, adoption of these amendments did not have a material impact on the volume of loans classified as TDRs or the related allowance for loan losses associated with TDRs as if December 31, 2011.  Also, TDRs are included in non-accrual loans as reported in the above tables unless the loan has performed according to the modified terms for a length of time sufficient to support placing the loan on accrual status (generally six months).  Loans that were restructured during the year ended December 31, 2011 consisted of the following (dollars in thousands):

	2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial, financial and agricultural	4	$ 695	$ 643
Real estate – construction	3	774	680
Real estate – mortgage	14	5,841	5,571
Installment loans to individuals	25	276	201
All other loans	-	-	-
Total	46	$7,586	$7,095

Modification of the terms of the TDRs reported in the above table did not have a material impact on the consolidated financial statements or to the overall risk profile of the loan portfolio.  There were no TDRs that were modified during the year ended December 31, 2010 that re-defaulted in the year ended December 31, 2011.  The allowance for loan losses associated with the TDRs totaled approximately $770,000 as of December 31, 2011.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following table presents the breakdown of the allowance for loan losses by category and the percentage of each category in the loan portfolio to total loans at December 31 for the years indicated (dollars in thousands):

	2011		2010		2009		2008		2007
	Amount	% to Total Loans	Amount	% to Total Loans	Amount	% to Total Loans	Amount	% to Total Loans	Amount	% to Total Loans
Commercial, financial and agricultural	$ 1,469	13.68%	$ 944	12.10%	$ 959	12.14%	$ 864	13.46%	$ 750	13.77%
Real estate – construction	1,614	7.57%	1,295	8.97%	1,148	11.31%	1,399	16.31%	1,340	18.25%
Real estate – mortgage	4,534	72.76%	5,299	72.17%	5,811	69.30%	4,537	62.96%	3,747	60.49%
Installment loans to individuals	381	5.31%	462	5.77%	694	5.80%	431	6.07%	459	6.35%
All other loans	41	0.68%	28	0.99%	172	1.45%	69	1.20%	32	1.14%
Total	$8,039	100.0%	$8,028	100.0%	$8,784	100.0%	$7,300	100.0%	$6,328	100.0%

An analysis of the allowance for loan losses during the years ended December 31 is as follows (in thousands):

	2011	2010	2009
Balance - beginning of year	$ 8,028	$ 8,784	$ 7,300
Provision for loan losses	2,425	7,000	7,060
Loans charged to allowance	(2,675)	(8,187)	(5,951)
Recovery of loans previously charged off	261	431	375
Net charge-offs	(2,414)	(7,756)	(5,576)
Balance - end of year	$ 8,039	$ 8,028	$ 8,784

                An analysis of the activity in the allowance for loan losses by category for the year ended December 31, 2011 is as follows:

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
Commercial, financial and agricultural	$ 944	$ (837)	$ 81	$1,281	$1,469
Real estate – construction	1,295	(646)	50	915	1,614
Real estate – mortgage	5,299	(994)	68	161	4,534
Installment loans to individuals	462	(185)	62	42	381
All other loans	28	(13)	-	26	41
Total	$8,028	$(2,675)	$261	$2,425	$8,039

The allowance for loan losses is comprised of allocations for loans evaluated individually and loans evaluated collectively for impairment.  The allocations of the allowance for loan losses for outstanding loans by category evaluated individually and collectively were as follows as of December 31, 2011 and 2010 (in thousands):

	Evaluated	Evaluated
	Individually	Collectively	Total
As of December 31, 2011:
Allowance for loan losses
Commercial, financial and agricultural	$ 50	$ 1,419	$ 1,469
Real estate – construction	350	1,264	1,614
Real estate – mortgage	427	4,107	4,534
Installment loans to individuals	33	348	381
All other loans	-	41	41
Total	$860	$7,179	$8,039
Loans
Commercial, financial and agricultural	$ 500	$71,674	$72,174
Real estate – construction	1,007	38,957	39,964
Real estate – mortgage	5,132	378,802	383,934
Installment loans to individuals	158	27,869	28,027
All other loans	-	3,600	3,600
Total	$6,797	$520,902	$527,699
As of December 31, 2010:
Allowance for loan losses
Commercial, financial and agricultural	$ 50	$ 894	$ 944
Real estate – construction	375	920	1,295
Real estate – mortgage	853	4,446	5,299
Installment loans to individuals	37	425	462
All other loans	-	28	28
Total	$1,315	$6,713	$8,028
Loans
Commercial, financial and agricultural	$500	$65,797	$ 66,297
Real estate – construction	1,583	47,565	49,148
Real estate – mortgage	7,056	388,200	395,256
Installment loans to individuals	200	31,393	31,593
All other loans	-	5,409	5,409
Total	$ 9,339	$538,364	$547,703

NOTE 6 – SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  There were no such losses for any of the years ended December 31, 2011, 2010 or 2009.  There have been no material differences between cost and fair market values of loans held for sale for any of the periods presented.

Servicing rights are not retained on any mortgage loans held for sale.  Mortgage banking income included in non-interest income was approximately $830,000 for the year ended December 31, 2011 and $1.1 million for each of the years ended December 31, 2010 and 2009.

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment used in the ordinary course of business at December 31 are summarized as follows (dollars in thousands):

	Useful Lives in Years	2011	2010
Land		$ 8,479	$ 8,479
Buildings	5 to 50	28,748	28,444
Furniture and equipment	3 to 20	14,903	14,264
Total premises and equipment		52,130	51,187
Less: accumulated depreciation		22,577	20,919
Net premises and equipment		$29,553	$30,268

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized but tested at least annually for impairment.  No impairment charges were recorded for any periods presented in the Consolidated Financial Statements.  There was no activity in goodwill during the years ended December 31, 2011, 2010 and 2009.  Total goodwill as of December 31, 2011 was $11.8 million or 1.12% of total assets and 11.7% of total capital.

Other identifiable intangibles consisted of core deposit intangibles being amortized over a ten-year period as of December 31 as follows (in thousands):

	2011	2010
Core deposit intangible	$845	$845
Accumulated amortization	(810)	(725)
Net core deposit intangible	$ 35	$120

Amortization expense was approximately $84,500 per year for 2011, 2010 and 2009.  The remaining core deposit intangible totaling approximately $35,000 will be fully amortized in 2012.

NOTE 9 – OTHER REAL ESTATE OWNED

The carrying value of other real estate owned on the Consolidated Balance Sheets was $11.1 million as of December 31, 2011 and $14.7 million as of December 31, 2010.  The value of OREO is based on the lower of cost or fair value less cost to sell.   Fair value is based on independent appraisals for significant properties and may be adjusted by management as discussed in Note 20.

NOTE 10 – BANK-OWNED LIFE INSURANCE AND IMPUTED INCOME TAX REIMBURSEMENT AGREEMENTS

The Bank has a significant investment in bank-owned life insurance policies (“BOLI”) and provides endorsement split dollar life insurance to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $21.4 million and $21.7 million as of December 31, 2011 and 2010, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $736,000, $677,000 and $832,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company adopted guidance in FASB ASC Subtopic 715-60, “Compensation – Retirement Benefits – Defined Benefit Plans – Postretirement” effective January 1, 2008.  The cumulative effective adjustment to retained earnings for the change in accounting principle was recorded January 1, 2008, in the amount of $1.9 million to accrue the post-retirement death benefits for endorsement split dollar life insurance plans.  Expense related to these accruals is reflected in Salaries and Employee Benefits on the Consolidated Statements of Income and was approximately $61,000, $175,000, and $164,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.4 million as of December 31, 2011 and 2010.

Because the endorsement split dollar life insurance plans create imputed income to each applicable participant without generating cash to pay the tax expense associated with the imputed income, the Bank entered into Imputed Income Tax Reimbursement Agreements with the applicable officers. The Imputed Income Tax Reimbursement Agreements provide for annual cash payments to the participants until death for the previous tax year in amounts equal to a portion of federal income taxes attributable to (i) the income imputed to the applicable participant on the benefit under the Amended and Restated Split Dollar Agreement and (ii) the additional cash payments under the Imputed Income Tax Reimbursement Agreement. Each participant was 100% vested in benefits provided under Imputed Income Tax Reimbursement Agreements as of January 1, 2008. Service costs are based on the net present value of the sum of payments in accordance with each participant’s agreement. Interest accrues monthly at a rate of 7.0%.

Net other post-retirement benefits expense for Imputed Income Tax Reimbursement Agreements was as follows for the years ended December 31 (in thousands):

	2011	2010
Service cost	$ -	$ -
Interest cost	26	25
Net other post-retirement benefits expense	$26	$25

The accumulated post-retirement defined benefit obligation for Imputed Income Tax Reimbursement Agreements was as follows for the years ended December 31 (in thousands):

Accumulated other post-retirement benefit obligation:	2011	2010
Beginning balance	$392	$382
Service cost	-	-
Interest cost	26	25
Benefit payments	(15)	(15)
Ending balance	$403	$392

The accumulated post-retirement benefit obligation was included in Other Liabilities as of December 31, 2011 and 2010 and was equal to the funded status of the plan as of each applicable year-end, as there were no related assets recognized on the Consolidated Balance Sheet for the Imputed Income Tax Reimbursement Agreements.

NOTE 11 – DEPOSITS

Included in deposits shown at December 31 was the following time and savings deposits in denominations of $100,000 to $250,000 and greater than $250,000 (in thousands):

	2011	2010
Time deposits
Greater than $100,000 but less than $250,000	$105,503	$103,518
Greater than $250,000	86,234	110,159
Savings deposits
Greater than $100,000 but less than $250,000	$ 81,087	$ 69,064
Greater than $250,000	197,442	141,600

NOW accounts, included in savings deposits on the Consolidated Balance Sheets, totaled $76.7 million as of December 31, 2011 and $59.8 million as of December 31, 2010.  Demand deposit balances reclassified as loans consisted of overdrafts totaling approximately $607,000 and $423,000 as of December 31, 2011 and 2010, respectively.

Time deposits were maturing as follows at December 31, 2011 (in thousands):

On or before December 31, 2012	$306,328
On or during year ended December 31, 2013	20,168
On or during year ended December 31, 2014	2,841
On or during year ended December 31, 2015	2,565
During or after year ended December 31, 2016	9,239
$341,141

NOTE 12 – FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

The Bank has various sources of short-term borrowings, which consist primarily of cash management advances from the FHLB and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

The Bank was an “Option B” bank in regards to the Federal Reserve’s Treasury, Tax and Loan Service (“TT&L”) and up to $1 million in TT&L payments collected are retainable as a short-term option note.  The TT&L program ended as of December 31, 2011 and there was a zero balance on the demand note as of year-end 2011.  The balance of this line was $1 million as of December 31, 2010.

Cash management advances from FHLB are secured by one-to-four family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  See Note 13 for more information about maximum borrowing capacity with FHLB.  There were no short-term borrowings outstanding against this line as of December 31, 2011 or 2010.

The Bank has federal fund lines of credit available with four correspondent banks totaling $54.5 million.  There were no federal funds purchased as of December 31, 2011 or 2010.

The following tabular analysis presents short-term borrowing year-end balance, maximum month-end balance, annual average and weighted average interest rates for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Amount outstanding at end of year	$ -	$1,000	$ 748
Weighted average interest rate at end of year	–%	–%	–%
Maximum outstanding at any month end	$5,000	$1,000	$1,000
Average outstanding during year	$1,666	$667	$1,029
Weighted average interest rate during year	–%	–%	–%

NOTE 13 – OTHER BORROWINGS

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

The Bank had secured advances from the FHLB totaling $37.1 million as of December 31, 2011 and $41.9 million as of December 31, 2010.  FHLB borrowings are comprised primarily of advances with principal due at call date or maturity date with fixed interest rates ranging from 0.62% to 7.05%.  Some of these FHLB borrowings have quarterly call features and maturities ranging from 2012 to 2019.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  The Bank had one London Interbank Offered Rate (“LIBOR”) based variable rate advance totaling $2.5 million with a rate of 0.34% as of December 31, 2011.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that totaled $1.0 million as of year-end 2011 and $1.4 million as of year-end 2010.  These smaller balance advances have rates ranging from 3.34% to 7.05% and maturities range from 2012 to 2019.  Obligations are secured by loans totaling $363 million consisting of the Bank’s entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity with the FHLB of $115.5 million as of December 31, 2011.

Annual average volume, rates and maturities of other borrowings for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	Average	Average	Average
	Volume	Interest Rate	Maturity
2011
First Citizens Bancshares, Inc.	$10,310	2.11%	25 years
First Citizens National Bank	37,568	2.50%	3 years
2010
First Citizens Bancshares, Inc.	$10,310	2.14%	25 years
First Citizens National Bank	60,902	4.26%	3 years

Maturities of principal of other borrowings for the following five years were as follows as of December 31, 2011 (in thousands):

2012	$ 3,351
2013	15,165
2014	2,105
2015	2,083
2016	88
Thereafter	24,536
$47,328

NOTE 14 – INCOME TAXES

Provision for income taxes was comprised of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Income tax expense (benefit):
Current	$3,426	$1,957	$2,754
Deferred	(10)	65	(789)
State income tax expense (benefit of operating loss carryforwards)	84	(164)	41
Change in valuation allowance	(84)	164	(41)
	$3,416	$2,022	$1,965

Effective tax rates for the years ended December 31, 2011, 2010 and 2009 differed from federal statutory rate of 34% applied to income before income taxes as a result of the following (in thousands):

	2011	2010	2009
Tax expenses at statutory rate	$5,195	$3,705	$3,499
(Decrease) increase resulting from:
Tax exempt interest income	(1,598)	(1,340)	(1,207)
Net earnings on bank-owned life insurance	(207)	(171)	(193)
ESOP dividend	(109)	(261)	(265)
Other items	135	89	131
	$3,416	$2,022	$1,965

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

	2011	2010	2009
Deferred tax assets:
Allowance for loan losses	$2,734	$2,714	$2,987
Impairment loss on equity securities	618	618	615
Impairment loss on debt securities	436	419	221
Net unrealized loss on cash flow hedge	-	-	43
Deferred loan fees	83	94	111
State income tax benefit for net operating loss carryforwards	1,475	1,559	1,395
Imputed income tax reimbursement plan	137	133	130
Unrealized loss on other real estate owned	843	498	119
Other	59	41	73
Total deferred tax assets	6,385	6,076	5,694
Deferred tax liabilities:
Depreciation	(2,386)	(2,240)	(2,046)
FHLB stock dividends	(742)	(742)	(748)
Net unrealized gain on available-for-sale debt securities	(5,461)	(1,177)	(2,684)
Prepaid expenses	(126)	(121)	(113)
Other	(252)	-	-
Total deferred tax liabilities	(8,967)	(4,280)	(5,591)
Valuation allowance for state income tax benefit	(1,475)	(1,559)	(1,395)
Net deferred tax assets (liabilities)	$(4,057)	$ 237	$(1,292)

At year-end 2011, the Company had a net operating loss carryforward for state tax purposes of $2.6 million expiring in 2020, $6.1 million expiring in 2021, $8.2 million expiring in 2022, $3.4 million expiring in 2023 and an estimated $2.3 million expiring in 2025.  As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize penalties and interest on unrecognized tax benefits in Provision for Income Tax Expense in the Consolidated Statements of Income.  There were no amounts related to interest and penalties recognized for each of the years ended December 31, 2011, 2010 and 2009.  The tax years subject to examination by federal and state taxing authorities are the years ended December 31, 2011, 2010, 2009 and 2008.

NOTE 15 – REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Consolidated Financial Statements.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total risk-based capital (as defined) to risk-weighted assets (as defined).  To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios as set forth in the table.  The Bank’s actual capital amounts and ratios are presented in the table below.

As of December 31, 2011, the most recent notification from the Bank’s primary regulatory authorities categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual and minimum capital amounts and ratios are presented in the following table (dollars in thousands):

December 31, 2011:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
First Citizens Bancshares, Inc.	$100,456	17.0%	$47,218	8.0%	N/A	10.0%
First Citizens National Bank	99,771	16.9%	47,201	8.0%	$59,001	10.0%
Tier I capital to risk weighted assets:
First Citizens Bancshares, Inc.	93,063	15.8%	23,605	4.0%	N/A	6.0%
First Citizens National Bank	92,407	15.7%	23,603	4.0%	35,405	6.0%
Tier I capital to average assets:
First Citizens Bancshares, Inc.	93,063	9.2%	40,418	4.0%	N/A	5.0%
First Citizens National Bank	92,407	9.2%	40,397	4.0%	50,496	5.0%
December 31, 2010:
Total capital to risk weighted assets:
First Citizens Bancshares, Inc.	$93,301	15.4%	$48,563	8.0%	N/A	10.0%
First Citizens National Bank	92,643	15.3%	48,568	8.0%	$60,710	10.0%
Tier I capital to risk weighted assets:
First Citizens Bancshares, Inc.	85,695	14.1%	24,293	4.0%	N/A	6.0%
First Citizens National Bank	85,080	14.0%	24,291	4.0%	36,437	6.0%
Tier I capital to average assets:
First Citizens Bancshares, Inc.	85,695	8.9%	38,385	4.0%	N/A	5.0%
First Citizens National Bank	85,080	8.9%	38,368	4.0%	47,959	5.0%

NOTE 16 – CAPITAL

The Company is subject to capital adequacy requirements imposed by the Federal Reserve.  In addition, the Bank is restricted by the Office of the Comptroller of the Currency from paying dividends in an amount in excess of the net earnings of the current year plus retained profits of the preceding two years.  As of December 31, 2011, $15.9 million of retained earnings were available for future dividends from the Bank to the Company.

Accumulated Other Comprehensive Income as of December 31, 2011 and 2010 was as follows (in thousands):

	2011	2010
Unrealized gains on available-for-sale securities without other-than-temporary impairment, net of tax	$9,614	$2,501
Unrealized losses on available-for-sale securities with other-than-temporary impairment, net of tax	(813)	(605)
Total accumulated other comprehensive income	$8,801	$1,896

NOTE 17 – RELATED PARTY TRANSACTIONS

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

Activity in loans to executive officers, directors and their affiliates was as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance at beginning of period	$11,645	$10,575	$16,076
New loans	5,463	4,569	6,369
Repayments	(10,619)	(3,499)	(11,870)
Balance at end of period	$6,489	$11,645	$10,575

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

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business.  These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.  Balances of executive officers and directors on deposit as of December 31, 2011 and 2010 were $21.0 million and $14.8 million, respectively.

Contracts for certain construction projects such as renovations for branch facilities were awarded on a competitive bid basis to related parties.  Contract payments paid to related parties totaled less than $40,000 in 2011, less than $155,000 in 2010 and less than $50,000 in 2009.

NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis, including the collateral required, if deemed necessary by the Bank upon extension of credit, and is based on management's credit evaluation of the counter party. At December 31, 2011 and 2010, the Bank had outstanding loan commitments of $77.9 million and $78.1 million, respectively.  As of year-end 2011, variable rate commitments were $41.3 million and fixed rate commitments were $36.6 million. As of year-end 2010, variable rate commitments were $52.0 million and fixed rate commitments were $26.1 million. Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Bank requires collateral to secure these commitments when deemed necessary. At December 31, 2011 and 2010, outstanding standby letters of credit totaled $2.4 million and $2.8 million, respectively.

In the normal course of business, the Bank extends loans, which are subsequently sold to other lenders, including agencies of the U.S. government.  Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan.  At December 31, 2011 and 2010, the Bank had no loans sold with recourse.

NOTE 19 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

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

NOTE 20 – FAIR VALUE MEASUREMENTS

Recurring Basis

The following are descriptions of valuation methodologies used for assets and liabilities measured at fair value on a recurring basis.

Available-for-Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 1% of the portfolio at December 31, 2011 and 2010.

The markets for TRUP CDOs and other similar securities were not active at December 31, 2011 or 2010.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at December 31, 2011.  Therefore, during 2011 and 2010, a low market price for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given market conditions for TRUP CDOs at December 31, 2011 and 2010 and the relative inactivity in the secondary and new issue markets, the Company determined:

  Few observable transactions existed and market quotations that were available were not reliable for purposes of determining fair value as of December 31, 2011 and 2010;

  An income valuation approach (present value technique) that maximized the use of relevant observable inputs and minimized the use of unobservable inputs was equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

  The Company’s TRUP CDOs should be classified within Level 3 of the fair value hierarchy because significant adjustments were required to determine fair value at the measurement date.

The third party’s methodology and the approach to determining fair value as of December 31, 2011 and 2010 involved these steps:

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

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from 0.50% to 21.87% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

Assets and liabilities as of December 31, 2011 and 2010 measured at estimated fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
December 31, 2011:
Financial assets:
Securities available-for-sale	$ -	$364,912	$553	$365,465
December 31, 2010:
Financial assets:
Securities available-for-sale	$ -	$294,384	$439	$294,823

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Available-for-sale securities
Beginning balance	$439	$1,727
Total unrealized gains (losses) included in:
Net income	(48)	(583)
Other comprehensive income	167	(705)
Purchases, sales, issuances and settlements, net	(5)	-
Transfers in and (out) of Level 3	-	-
Ending balance	$553	$439

Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis as described below.

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  Independent appraisals for collateral are obtained and may be discounted by management based on historical experience, changes in market conditions from the time of valuation and/or management’s knowledge of the borrower and the borrower’s business.  As such discounts may be significant, these inputs are considered Level 3 in the hierarchy for determining fair value.  Values of impaired loans are reviewed on at least a quarterly basis to determine if specific allocations in the reserve for loan losses are adequate.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge in 2011 or 2010.

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

Assets as of December 31, 2011 and 2010 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
December 31, 2011:
Assets:
Impaired loans	$ -	$ -	$ 6,797	$ 6,797
Loans held for sale	-	2,616	-	2,616
Other real estate owned	-	-	11,073	11,073
December 31, 2010:
Assets:
Impaired loans	$ -	$ -	$ 9,339	$ 9,339
Loans held for sale	-	2,777	-	2,777
Other real estate owned	-	-	14,734	14,734

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

Interest Bearing Deposits in Other Banks

                Interest bearing deposits in other banks consist of excess balances held at the Federal Reserve Bank and short term CDs and the carrying amount is assumed to be fair value.

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

Deposit Liabilities

Demand Deposits

The fair values of deposits which are payable on demand, such as interest bearing and non-interest bearing checking accounts, passbook savings, and certain money market accounts are equal to the carrying amount of the deposits.

Variable-Rate Deposits

The fair value of variable-rate money market accounts and CDs approximate their carrying value at the balance sheet date.

Fixed-Rate Deposits

For fixed-rate CDs, fair values are estimated utilizing discounted cash flow analyses, which apply interest rates currently being offered on CDs to a schedule of aggregated monthly maturities on time deposits.

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of December 31, 2011 and 2010 were as follows (in thousands):

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$ 34,133	$ 34,133	$ 33,691	$ 33,691
Interest bearing deposits in other banks	40,138	40,138	6,271	6,271
Investment securities	365,465	365,465	294,823	294,823
Loans	527,699		547,703
Less: allowance for loan losses	(8,039)		(8,028)
Loans, net of allowance	519,660	519,269	539,675	540,479
Loans held for sale	2,616	2,616	2,777	2,777
Accrued interest receivable	5,306	5,306	5,215	5,215
Federal Reserve Bank and Federal Home Loan Bank Stock	5,684	5,684	5,684	5,684
Other real estate owned	11,073	11,073	14,734	14,734
Bank owned life insurance	21,438	21,438	21,656	21,656
Financial liabilities
Deposits	855,672	857,299	$791,845	$793,978
Short-term borrowings	36,471	36,550	35,309	35,402
Other borrowings	47,328	49,230	52,259	52,359
Other liabilities	10,610	10,610	5,686	5,686
Off-balance sheet arrangements
Commitments to extend credit	$ 77,861	$ 77,861	$ 78,107	$ 78,107
Standby letters of credit	2,410	2,410	2,752	2,752

NOTE 21 – EMPLOYEE STOCK OWNERSHIP AND 401(k) PLANS

The Bank maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan (the “ESOP”) and the First Citizens National Bank 401(k) Plan (the “401(k) Plan”) as employee benefits. The plans provide for a contribution annually not to exceed 25% of the total compensation of all participants and afford eligibility for participation to all full-time employees who have completed at least one year of service and are age 21 or older.

The Company annually contributes amounts equal to 3% of total eligible compensation to the 401(k) Plan and a discretionary percentage of total eligible compensation to the ESOP.  The discretionary percentage of total eligible compensation was 6% for 2011 and 2% for 2010.  Total eligible compensation for both plans consists of total compensation subject to income tax.  Total eligible compensation includes any salary deferrals made through the 401(k) Plan and Section 125 Cafeteria Plan and is subject to maximum limits set annually by the IRS.  Each participant may also elect to defer up to 75% of his or her pay into the 401(k) Plan, subject to dollar limitations imposed by law.

Employer cash contributions to the 401(k) Plan totaled approximately $365,000 in 2011, $364,000 in 2010 and $362,000 in 2009.  Cash contributions to the ESOP totaled approximately $735,000 in 2011, $239,000 in 2010 and $243,000 in 2009. Cash contributions to the 401(k) Plan and ESOP are reported in Salaries and Employee Benefits in Non-Interest Expenses on the Consolidated Statements of Income.

The ESOP is a non-leveraged plan and all shares of Company common stock owned by the ESOP were allocated to participants as of December 31, 2011.  As of December 31, 2010, all shares owned by the ESOP were allocated to participants except for 8,691 shares which were allocated in 2011.  Cash dividends paid by the Company on common stock held by the ESOP are charged to retained earnings.  All shares owned by the ESOP are considered outstanding for earnings per share computations.  In the event a terminated or retired ESOP participant desires to sell his or her shares of Company common stock, or if certain employees elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.  The ESOP owned 750,798 shares of Company common stock with an estimated fair value of $27.0 million as of December 31, 2011 and 779,984 shares of Company common stock with an estimated fair value of $26.5 million as of December 31, 2010.

NOTE 22 – CONDENSED FINANCIAL INFORMATION

FIRST CITIZENS BANCSHARES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2011 and 2010

(In thousands)

	2011	2010
Assets
Cash	$ 380	$ 304
Investment in subsidiaries	111,378	97,231
Other assets	39	26
Total assets	$111,797	$97,561
Liabilities and shareholders' equity
Liabilities
Long term debt	$ 10,310	$10,310
Accrued expenses	74	25
Total liabilities	10,384	10,335
Shareholders' equity	101,413	87,226
Total liabilities and shareholders' equity	$111,797	$97,561

FIRST CITIZENS BANCSHARES, INC.

(Parent Company Only)

Condensed Statements of Income

Years Ended December 31, 2011 and 2010

(In thousands)

	2011	2010
Income
Dividends from bank subsidiary	$ 4,950	$4,050
Other income	7	7
Total income	4,957	4,057
Expenses
Interest expense	218	221
Other expenses	286	204
Total expenses	504	425
Income before income taxes and equity in undistributed net income of bank subsidiary	4,453	3,632
Income tax benefit	(167)	(144)
	4,620	3,776
Equity in undistributed net income of bank subsidiary	7,242	5,099
Net income	$11,862	$8,875

FIRST CITIZENS BANCSHARES, INC.

(Parent Company Only)

Condensed Statements of Cash Flows

Years ended December 31, 2011 and 2010

(In thousands)

	2011	2010
Operating activities
Net income	$11,862	$8,875
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(7,242)	(5,099)
Increase in other assets	(15)	(26)
Increase (decrease) in other liabilities	49	(49)
Net cash provided by operating activities	4,654	3,698
Financing activities
Payment of dividends	(3,972)	(3,770)
Treasury stock transactions – net	(606)	24
Net cash used by financing activities	(4,578)	(3,600)
Increase in cash	76	98
Cash at beginning of year	304	206
Cash at end of year	$ 380	$ 304

NOTE 23 – QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following table presents quarterly selected financial data (unaudited) for 2011 and 2010 (in thousands, except per share data):

	Interest	Net Interest	Net	EPS	EPS
	Income	Income	Income	Basic	Diluted
2011
First Quarter	$11,235	$8,751	$ 2,996	$0.83	$0.83
Second Quarter	11,549	9,145	2,872	0.79	0.79
Third Quarter	11,619	9,323	3,218	0.89	0.89
Fourth Quarter	11,103	8,931	2,776	0.77	0.77
Total	$45,506	$36,150	$11,862	$3.28	$3.28

2010
First Quarter	$11,872	$ 8,681	$2,169	$0.60	$0.60
Second Quarter	11,675	8,584	2,021	0.56	0.56
Third Quarter	11,439	8,452	2,234	0.61	0.61
Fourth Quarter	11,361	8,620	2,451	0.68	0.68
Total	$46,347	$34,337	$8,875	$2.45	$2.45

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in the Company’s independent registered public accounting firm for the two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company, under supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation as of the end of the period covered by this Annual Report on Form 10-K, management concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that the Company files with or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report and the attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information appearing in the sections entitled “Proposal 1: Election of Directors,” “General Information – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” “General Information – Proposals by Shareholders/Director Selection,” “Audit Committee Report” and “Corporate Governance – Committees of the Board of Directors” of the Company’s 2012 Proxy Statement is incorporated herein by reference.

Executive Officers

The following information relates to the executive officers of the Company, as of December 31, 2011:

Name	Age	Position, Office and Background
Jeffrey D. Agee	51

Mr. Agee serves as President and Chief Executive Officer of the Bank and the Company. He previously served as Executive Vice President and Chief Financial Officer of the Bank and Vice President and Chief Financial Officer of the Company from August 1999 to June 2004.  Mr. Agee holds a bachelor’s degree in accounting from the University of Tennessee and is a graduate of ABA Stonier Graduate School of Banking at Georgetown University and of BAI School of Bank Administration at University of Wisconsin. He is also a Certified Public Accountant and certified through FINRA as holder of a Series 27 Broker’s license. He serves as Financial and Operations Principal of First Citizens Financial Plus, Inc. (wholly-owned subsidiary of the Bank) and possesses an understanding of SEC rules and regulations, internal controls and financial reporting. He also currently serves on boards of directors of 16 community and professional organizations.

Sherrell Armstrong	49

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

Laura Beth Butler	36

Ms. Butler has served as Executive Vice President and Chief Financial Officer for the Company and the Bank since April 2009. Ms. Butler was appointed Corporate Secretary of the Bank and the Company in September 2011. Ms. Butler previously served as Senior Vice President and Chief Financial Officer from June 2004 to April 2009. Ms. Butler is a Certified Public Accountant and previously served as Senior Audit Manager of the banking practice of a local accounting firm from 2000 to 2004.

Christian Heckler	44

Mr. Heckler was appointed Regional President of the Southwest Region for the Bank in April 2006. He previously served as Community Bank President and Commercial Lender from 2002 to April 2006. Mr. Heckler earned a bachelor’s degree in business administration from the University of Tennessee.  He also served as Vice President/Commercial Lending for Renasant Bank from 2000 to 2003 and Vice President/Commercial Lending of Trustmark National Bank from 1998 to 2000.  He also serves as Chairman on the board of directors for Millington YMCA, on the Memphis Metro Board of Directors and as Tipton County Fundraising Campaign Chair for Dyersburg State Community College.

Judy Long	57

Ms. Long has served as Executive Vice President for the Company and Executive Vice President, and Chief Operating Officer of the Bank since August 1999. Ms. Long previously served as Corporate Secretary of the Company from 1997 until September 2011, at which time she was appointed to the board of directors of the Bank and the Company.  Ms. Long previously served as Senior Vice President and Chief Operating Officer from 1997 to 1999, Senior Vice President and Administrative Officer from 1996 to 1997 and Vice President and Loan Operations Manager from 1992 to 1996. Ms. Long has been employed by the Company since July 1974.  Ms. Long holds a Bachelor of Business Administration with a major in finance and is a graduate of the Mid South School of Banking, the School for Bank Administration, BAI Graduate School of Bank Operations and Technology, and Dyersburg/Dyer County Leadership and Weststar Leadership programs.

Bennett Ragan, Jr.	63

Mr. Ragan was appointed Regional President-Dyer County of the Company in March 2007 and named Executive Officer of the Company in April 2008.  Mr. Ragan served as Senior Vice President, Green Village Branch Manager and Commercial Lender of the Company from July 2003 to March 2007.

Katie S. Winchester	71

Ms. Winchester serves as Chairman of the Company and the Bank.  She previously served as President of the Company and the Bank from 1992 to 2006 and CEO and Vice Chairman of the Company and the Bank from 1996 to April 2007.  She served as Past Chairman of the Tennessee Higher Education Commission and Past Chairman of Baptist Memorial Health Care Corporation in Memphis, Tennessee. She served as a Member of Federal Advisory Council for the Federal Reserve Board in Washington, D.C. in 2000, 2001 and 2002.  She is also a member of the boards of directors for Dyersburg State Community College Foundation Board, United Way of Dyer County, Dyer County Adult Education and Tennessee Vocational Rehabilitation (Dyersburg).

ITEM 11.  EXECUTIVE COMPENSATION.

Information appearing in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information appearing in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information appearing in the section entitled “Proposal 2: Ratification of Independent Registered Public Accounting Firm” of the Company’s 2012 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

1.  Financial Statements.  The following financial statements of the Company are set forth in Item 8 above:

  Reports of Independent Registered Public Accounting Firm;
  Consolidated Balance Sheets as of December 31, 2011 and 2010;
  Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009;
  Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income for the years ended December 31, 2011, 2010 and 2009;
  Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and
  Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules.  All schedules are omitted because they are not applicable or are not required, or because the information is included in the consolidated financial statements and notes thereto included herein.

3. Exhibits.  The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number	Description
3.1	Charter of First Citizens Bancshares, Inc., as amended (1)
3.2	Bylaws of First Citizens Bancshares, Inc., as amended (1)
10.1	Form of Amendment to Executive Employment Agreement for Jeffrey D. Agee and Judy D. Long (1)*
10.2	Form of First Citizens National Bank Amended and Restated Split Dollar Agreement (1)*
10.3	Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Jeffrey D. Agee, dated April 21, 1994 (1)*
10.4	Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Katie S. Winchester, dated September 21, 2011 (2)*
10.5	Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Judy D. Long, dated April 15, 1998 (1)*
10.6	Form of First Citizens National Bank Imputed Income Tax Reimbursement Agreement (1)*
10.7	*Description of the First Citizens Bancshares, Inc. and subsidiaries Incentive Compensation Plan for the Year Ended December 31, 2011
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Account Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________
(1)

Previously filed as an exhibit to First Citizens Bancshares, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2009 and incorporated herein by reference.

(2)

Previously filed as an exhibit to First Citizens Bancshares, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2011 and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CITIZENS BANCSHARES, INC.

/s/ Jeffrey D. Agee

Jeffrey D. Agee

President and Chief Executive Officer

Dated:   March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2012.

/s/ Katie S. Winchester	/s/ Bentley F. Edwards	/s/ Milton E. Magee
Katie S. Winchester	Bentley F. Edwards	Milton E. Magee
Chairman	Director	Director
/s/ Jeffrey D. Agee	/s/ Larry W. Gibson	/s/ Allen Searcy
Jeffrey D. Agee	Larry W. Gibson	Allen Searcy
President and Chief Executive Officer, Director	Director	Director
/s/ Eddie E. Anderson	/s/ Christian E. Heckler	/s/ G W Smitheal
Eddie E. Anderson	Christian E. Heckler	Green Smitheal
Director	Director	Director
/s/ J. Walter Bradshaw	/s/ Ralph E. Henson	/s/ David R. Taylor
J. Walter Bradshaw	Ralph E. Henson	David R. Taylor
Director	Director	Director
/s/ J. Daniel Carpenter	/s/ Barry T. Ladd	/s/ Larry S. White
J. Daniel Carpenter	Barry T. Ladd	Larry S. White
Director	Director	Director
/s/ William C. Cloar	/s/ John M. Lannom	/s/ Dwight S. Williams
William C. Cloar	John M. Lannom	Dwight S. Williams
Director	Director	Director
/s/ Richard W. Donner	/s/ Judy Long	/s/ Joseph S. Yates
Richard W. Donner	Judy Long	Joseph S. Yates
Director	Chief Operating Officer, Executive Vice President and Director	Director

Exhibit
Number	Description
3.1	Charter of First Citizens Bancshares, Inc., as amended (1)
3.2	Bylaws of First Citizens Bancshares, Inc., as amended (1)
10.1	Form of Amendment to Executive Employment Agreement for Jeffrey D. Agee and Judy D. Long (1)*
10.2	Form of First Citizens National Bank Amended and Restated Split Dollar Agreement (1)*
10.3	Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Jeffrey D. Agee, dated April 21, 1994 (1)*
10.4	Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Katie S. Winchester, dated September 21, 2011 (2)*
10.5	Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Judy D. Long, dated April 15, 1998 (1)*
10.6	Form of First Citizens National Bank Imputed Income Tax Reimbursement Agreement (1)*
10.7	*Description of the First Citizens Bancshares, Inc. and subsidiaries Incentive Compensation Plan for the Year Ended December 31, 2011
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Account Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________
(1)

Previously filed as an exhibit to First Citizens Bancshares, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2009 and incorporated herein by reference.

(2)

Previously filed as an exhibit to First Citizens Bancshares, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2011 and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.