Form 10-Q
period 2012-03-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2012-05-09
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Of the registrant's only class of common stock (no par value), there were 3,607,854 shares outstanding as of May 3, 2012.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(In Thousands)

	March 31, 2012	December 31, 2011(1)
	(UNAUDITED)
ASSETS
Cash and due from banks	$ 13,979	$ 19,460
Federal funds sold	32,260	14,673
Cash and cash equivalents	46,239	34,133
Interest bearing deposits in banks	35,409	40,138
Investment securities:
Available-for-Sale, stated at market	372,743	365,465
Loans (excluding unearned income of $344 at March 31, 2012 and $352 at December 31, 2011)	533,405	527,699
Less: allowance for loan losses	8,435	8,039
Net loans	524,970	519,660
Loans held-for-sale	3,076	2,616
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	29,400	29,553
Accrued interest receivable	4,992	5,306
Goodwill	11,825	11,825
Other intangible assets	14	35
Other real estate owned	10,832	11,073
Bank owned life insurance policies	21,570	21,438
Other assets	6,703	6,623
TOTAL ASSETS	$1,073,457	$1,053,549

LIABILITIES AND EQUITY
Non-interest bearing demand deposits	$122,390	$119,689
Interest bearing time deposits	339,902	341,141
Interest bearing savings deposits	413,599	394,842
Total deposits	875,891	855,672
Securities sold under agreements to repurchase	33,783	36,471
Other borrowings	47,222	47,328
Other liabilities	10,148	10,610
Total liabilities	967,044	950,081

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (cont’d)

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(In Thousands)

	March 31, 2012	December 31, 2011(1)
	(UNAUDITED)
Equity
Common stock, no par value - 10,000,000 authorized; 3,717,593 issued and outstanding at March 31, 2012 and December 31, 2011	$ 3,718	$ 3,718
Surplus	15,331	15,331
Retained earnings	79,200	76,586
Accumulated other comprehensive income	9,132	8,801
Total common stock and retained earnings	107,381	104,436
Less-109,739 treasury shares, at cost as of March 31, 2012 and December 31, 2011	3,023	3,023
Total shareholders' equity	104,358	101,413
Noncontrolling (minority) interest in consolidated subsidiary	2,055	2,055
Total equity	106,413	103,468
TOTAL LIABILITITES AND EQUITY	$1,073,457	$1,053,549

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
Interest income:
Interest and fees on loans	$8,029	$8,506
Interest income on securities:
Taxable	1,778	1,580
Tax-exempt	1,129	1,073
Dividends	55	56
Other interest income	36	20
Total interest income	11,027	11,235
Interest expense:
Interest expense on deposits	1,670	2,042
Other interest expense	383	442
Total interest expense	2,053	2,484
Net interest income	8,974	8,751
Provision for loan losses	-	575
Net interest income after provision	8,974	8,176
Non-interest income
Mortgage banking income	307	163
Income for fiduciary activities	183	187
Service charges on deposits accounts	1,722	1,607
Brokerage fees	293	303
Gain on sale of securities	401	462
Loss on sale of foreclosed property	(151)	(353)
Gain on disposition of property	0	273
Earnings on bank owned life insurance	160	184
Income from insurance activities	250	203
Other non-interest income	179	178
Total non-interest income	3,344	3,207

,

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (cont’d)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
Non-interest expense
Salaries and employee benefits	$4,380	$4,084
Net occupancy expense	409	419
Depreciation expense	430	425
Data processing expense	403	497
Legal fees	110	70
Stationary and office supplies	62	55
Amortization of intangibles	21	21
Advertising and promotions	182	162
FDIC insurance premium expense	180	218
Other real estate expense	128	209
Other non-interest expense	1,357	1,308
Total non-interest expense	7,662	7,468
Net income before income taxes	4,656	3,915
Income taxes	1,140	919
Net income	$3,516	$2,996
Earnings per share	$0.97	$0.83
Weighted average number of shares outstanding	3,607,854	3,625,826

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In Thousands)

					Accum.
					Other		Non-
	Common Stock			Retained	Compre.	Treasury	Controlling
	Shares	Amount	Surplus	Earnings	Income	Stock	Interests	Total
	(#)	($)	($)	($)	($)	($)		($)
Balance January 1, 2011	3,718	$3,718	$15,331	$68,696	$1,896	$(2,417)	$2,055	$89,279
Comprehensive income:
Net income, quarter ended March 31, 2011				2,996				2,996
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					1,297			1,297
Total comprehensive income				2,996	1,297			4,293
Cash dividends paid - $0.20 per share				(725)				(725)
Balance March 31, 2011	3,718	$3,718	$15,331	$70,967	$3,193	$(2,417)	$2,055	$97,140

Balance January 1, 2012	3,718	$3,718	$15,331	$76,586	$8,801	$(3,023)	$2,055	$103,468
Comprehensive income:
Net income, quarter ended March 31, 2012				3,516				3,516
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					331			331
Total comprehensive income				3,516	331			3,847
Cash dividends paid - $0.25 per share				(902)				(902)
Balance March 31, 2012	3,718	$3,718	$15,331	$79,200	$9,132	$(3,023)	$2,055	$106,413

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in Thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net cash provided by operating activities	$ 3,182	$ 3,441
Investing activities:
Decrease (increase) in interest bearing deposits in banks	4,729	(23,854)
Proceeds of maturities of available-for-sale securities	16,928	14,069
Proceeds of sales of available-for-sale securities	22,246	19,680
Purchase of available-for-sale securities	(45,773)	(44,993)
Decrease (Increase) in loans-net	(6,003)	432
Proceeds from sale of other real estate	551	1,436
Proceeds from disposition of property	-	328
Purchases of premises and equipment	(277)	(134)
Net cash (used) by investing activities	(7,599)	(33,036)
Financing activities:
Net increase in demand accounts	2,701	9,305
Net increase in savings accounts	18,757	23,862
Net (decrease) in time deposits	(1,239)	(1,271)
Increase (decrease) in other borrowings	(106)	(6,623)
Cash dividends paid	(902)	(725)
Net increase (decrease) in securities sold under agreements to repurchase	(2,688)	(508)
Net cash provided by financing activities	16,523	24,040
Increase (decrease) in cash and cash equivalents	12,106	(5,555)
Cash and cash equivalents at beginning of period	34,133	33,691
Cash and cash equivalents at end of period	$46,239	$28,136

Supplemental cash flow disclosures:
Interest payments, net	$2,020	$2,579
Income taxes paid, net	-	-
Transfers from loans to foreclosed assets	580	260
Transfers from foreclosed assets to loans	121	-

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2012

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of March 31, 2012, the consolidated statements of income for the three months ended March 31, 2012 and 2011 and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 4 -- Cash Reserves and Interest-Bearing Deposits in Other Banks

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during first quarter ended March 31, 2012 and the year ended December 31, 2011 were approximately $500,000.  Amounts above the required minimum balance are reported as Interest-Bearing Deposits in Other Banks on the Consolidated Balance Sheets.  Balances in excess of required reserves held at the Federal Reserve Bank as of March 31, 2012 and December 31, 2011 were $33.6 million and $38.3 million, respectively.  Interest-bearing deposits in other banks also include short-term certificates of deposit held in increments that are within FDIC insurance limits and totaled $1.8 million and approximately $1.6 million as of March 31, 2012 and December 31, 2011, respectively.

Note 5 – Investment Securities

The amortized cost and fair value of securities as of March 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2012:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$249,056	$7,137	$ (63)	$256,130
Obligations of states and political subdivisions	106,723	9,376	(5)	116,094
All other	2,166	21	(1,668)	519
Total investment securities	$357,945	$16,534	$(1,736)	$372,743
As of December 31, 2011:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$242,459	$6,793	$ (12)	$249,240
Obligations of states and political subdivisions	106,554	9,083	(3)	115,634
All other	2,194	15	(1,618)	591
Total investment securities	$351,207	$15,891	$(1,633)	$365,465

There were no securities classified as held-to-maturity or trading as of March 31, 2012 or December 31, 2011.

The following table summarizes contractual maturities of debt securities available-for-sale as of March 31, 2012 (in thousands):

	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$3,200	$3,269
After one year through five years	8,415	9,070
After five years through ten years	49,815	55,818
After ten years*	296,492	304,542
Total debt securities	357,922	372,699
Equity securities	23	44
Total securities	$357,945	$372,743

Sales and gains (losses) on sale of available-for-sale securities for the quarter ended March 31, 2012 and 2011 are presented as follows (in thousands):

	Gross Sales	Gross Gains	Gross Losses	Net Gains
2012	$22,246	$401	$ -	$401
2011	19,680	462	-	462

The following table presents information on securities with gross unrealized losses as of March 31, 2012, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		Over 12 Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$(63)	$15,296	$ -	$ -	$ (63)	$15,296
Obligations of states and political subdivisions	(5)	475	-	-	(5)	475
Other debt securities	-	-	(1,668)	475	(1,668)	475
Total securities with unrealized losses	$(68)	$15,771	$(1,668)	$475	$(1,736)	$16,246

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

As of March 31, 2012, the Company had eight debt securities with unrealized losses, with 3 of those securities having been in an unrealized loss position for greater than 12 months.  The Company did not intend to sell any such securities in unrealized loss position and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Of the eight securities, three corporate debt securities accounted for approximately 96% of the unrealized gross losses as of March 31, 2012.  The remaining bonds had unrealized loss positions for less than 12 months and consisted of two municipal bonds and three agency MBSs or CMOs.  Securities in an unrealized loss position as of March 31, 2012 have been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts’ reports.  With respect to unrealized losses on municipal and agency and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary as of March 31, 2012.  The unrealized losses on the agency and municipal securities are considered immaterial on an individual basis and in the aggregate and have not been recognized for other-than-temporary impairment.

Three corporate debt securities accounted for $1.67 million of the $1.74 million unrealized loss as of March 31, 2012 and consist of pooled collateralized debt obligation securities that are backed by trust-preferred securities (“TRUP CDOs”) issued by banks, thrifts and insurance companies.  These three bonds were rated below investment grade (BBB) by Moody’s and/or S&P as of March 31, 2012.

The three TRUP CDOs have an aggregate book value of $2.1 million and fair market value of approximately $475,000 and each of the three are the mezzanine or “B” class tranches.  The unrealized loss of $1.7 million as of March 31, 2012 is reflected in accumulated other comprehensive income.  The following table provides the book and market values of each security as well as information regarding the levels of excess subordination in the securities as of March 31, 2012 (dollars in thousands):

Description	Class	Book Value	Market Value	Actual Over Collateral Ratio (2)	Required Over Collateral Ratio (3)	Actual Over (Under)
Pretsl I	Mezzanine	$839(1)	$258	77.78%	103.0%	-30.25%
Pretsl X	B-2	304(1)	6	55.49%	n/a (4)	-80.21%
I-Prestsl IV	B-1	1,000	211	106.4%	106.0%	6.04%

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

Security-specific collateral is used in the assumptions to project cash flows each quarter.  Issuers in default are assumed at zero recovery.  Issuers in deferral are assumed at a 15% recovery beginning two years from deferral date.  Forward interest rates are used to project future principal and interest payments allowing the model to indicate impact of over or undercollateralization for each transaction.  Higher interest rates generally increase credit stress on undercollateralized transactions by reducing excess interest (calculated as the difference between interest received from underlying collateral and interest paid on the bonds).  The discount rate is based on the original discount margin calculated at the time of purchase based on the purchase price.  The original discount margin is then added to the three-month LIBOR to determine the discount rate.  The discount rate is then used to calculate the present value for the then-current quarter’s projected cash flows.  If the present value of the then-current quarter’s projected cash flows is less than the prior quarter or less than the then-current book value of the security, that difference is recorded against earnings as the credit component of other-than-temporary impairment.  No additional credit losses were incurred during the quarter ended March 31, 2012 and therefore no losses were recognized against earnings during first quarter 2012.

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 11.

The Company held no derivative transactions as of March 31, 2012 or December 31, 2011.

Note 6 -- Loans

Performing and non-performing loans by category were as follows as of March 31, 2012 and December 31, 2011 (in thousands):

	Performing	Non- Performing*	Total
March 31, 2012:
Commercial, financial and agricultural	$73,312	$701	$74,013
Real estate – construction	38,449	673	39,122
Real estate – mortgage	380,105	8,398	388,503
Installment loans to individuals	26,690	249	26,939
All other loans	4,828	0	4,828
Total	$523,384	$10,021	$533,405
December 31, 2011:
Commercial, financial and agricultural	$71,465	$709	$ 72,174
Real estate – construction	38,946	1,018	39,964
Real estate – mortgage	378,006	5,928	383,934
Installment loans to individuals	27,766	261	28,027
All other loans	3,600	-	3,600
Total	$ 519,783	$7,916	$527,699

_________________

*Non-Performing loans consist of loans that are on non-accrual status and loans 90 days past due and still accruing interest.

An aging analysis of loans outstanding by category as of March 31, 2012 and December 31, 2011 was as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
As of March 31, 2012:
Commercial, financial and agricultural	$ 175	$ 65	$ 534	$ 774	$ 73,239	$ 74,013	$ 35
Real estate – construction	234	0	0	234	38,888	39,122	0
Real estate – mortgage	3,830	151	4,780	8,761	379,742	388,503	2,717
Installment loans to individuals	180	5	12	197	26,742	26,939	9
All other loans	0	0	0	0	4,828	4,828	0
Total	$4,419	$221	$5,326	$9,966	$523,439	$533,405	$2,761

As of December 31, 2011:
Commercial, financial and agricultural	$ 72	$ 72	$ 538	$ 682	$ 71,492	$ 72,174	$ 34
Real estate – construction	539	47	345	931	39,033	39,964	-
Real estate – mortgage	1,481	2,727	2,353	6,561	377,373	383,934	570
Installment loans to individuals	81	30	41	152	27,875	28,027	2
All other loans	-	-	-	-	3,600	3,600	-
Total	$2,173	$2,876	$3,277	$8,326	$519,373	$527,699	$606

Loans on non-accrual status as of March 31, 2012 and December 31, 2011 by category were as follows (in thousands):

	March 31, 2012	December 31, 2011
Commercial, financial and agricultural	$ 667	$ 675
Real estate – construction	673	1,018
Real estate – mortgage	5,680	5,358
Installment loans to individuals	240	259
All other loans	-	-
Total	$7,260	$7,310

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans internally rated Grade 1 to Grade 4 are considered “Pass” grade loans with low to average level of risk of credit losses.  Loans rated Grade 5 are considered “Special Mention” and generally have one or more circumstances that require additional monitoring but do not necessarily indicate a higher level of probable credit losses.  Loans rated Grade 6 or higher are loans with circumstances that generally indicate an above average level of risk for credit losses.  Loans by internal risk rating by category as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	Grades 1-4	Grade 5	Grades 6-8	Total
March 31, 2012:
Commercial, financial and agricultural	$ 72,295	$ 609	$ 1,109	$ 74,013
Real estate – construction	36,161	1,254	1,707	39,122
Real estate – mortgage	365,961	4,862	17,680	388,503
Installment loans to individuals	26,594	7	338	26,939
All other loans	4,828	-	-	4,828
Total	$ 505,839	$ 6,732	$20,834	$533,405

December 31, 2011:
Commercial, financial and agricultural	$ 70,399	$ 423	$ 1,352	$ 72,174
Real estate – construction	36,972	1,113	1,879	39,964
Real estate – mortgage	362,686	4,715	16,533	383,934
Installment loans to individuals	27,701	9	317	28,027
All other loans	3,600	-	-	3,600
Total	$501,358	$6,260	$20,081	$527,699

Information regarding the Company’s impaired loans for the quarter ended March 31, 2012 and 2011 is as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012:
With no specific allocation recorded:
Commercial, financial and agricultural	$ -	$ -	N/A	$ 4	$ -
Real estate – construction	-	-	N/A	-	-
Real estate – mortgage	-	-	N/A	1,109	-
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$ 648	$ 648	$ 130	$ 568	$ 2
Real estate – construction	887	887	330	1,179	-
Real estate – mortgage	7,406	7,406	1,497	5,973	3
Installment loans to individuals	160	160	33	174	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$ 648	$ 648	$ 130	$ 572	$ 2
Real estate – construction	887	887	330	1,179	-
Real estate – mortgage	7,406	7,406	1,497	7,082	3
Installment loans to individuals	160	160	33	174	-
All other loans	-	-	-	-	-

March 31, 2011:
With no specific allocation recorded:
Commercial, financial and agricultural	$ -	$ -	N/A	$ -	$ -
Real estate – construction	-	-	N/A	420	-
Real estate – mortgage	2,346	2,346	N/A	2,596	38
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$ 609	$ 609	$160	$ 555	$ 8
Real estate – construction	1,834	1,834	460	1,288	16
Real estate – mortgage	5,967	5,967	953	5,089	63
Installment loans to individuals	218	218	42	209	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$ 609	$ 609	$160	$ 555	$ 8
Real estate – construction	1,834	1,834	460	1,708	16
Real estate – mortgage	8,313	8,313	953	7,685	101
Installment loans to individuals	218	218	42	209	-
All other loans	-	-	-	-	-

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

Generally, loans are appropriately risk rated and identified for individual impairment review prior to when the restructure occurs.  Thus, in the normal life cycle of a loan, any specific allocations are usually made prior to a formal restructuring or at least at the time of restructuring rather than subsequent to modification.  Therefore, adoption of these amendments did not have a material impact on the volume of loans classified as TDRs or the related allowance for loan losses associated with TDRs as of December 31, 2011 or March 31, 2012.  Also, TDRs are included in non-accrual loans as reported in the above tables unless the loan has performed according to the modified terms for a length of time sufficient to support placing the loan on accrual status (generally six months).

Loans that were restructured as of March 31, 2012 consisted of the following (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial, financial and agricultural	6	$372	$330
Real estate – construction	9	1,604	1,591
Real estate – mortgage	13	3,648	3,614
Installment loans to individuals	18	205	194
All other loans	0	0	0
Total	46	$5,829	$5,729

Modification of the terms of the TDRs reported in the above table did not have a material impact on the consolidated financial statements or to the overall risk profile of the loan portfolio.  There were no TDRs that were modified during the year ended December 31, 2011 that re-defaulted in the quarter ended March 31, 2012.  The allowance for loan losses associated with the TDRs totaled approximately $1.1 million as of March 31, 2012.

Note 7 – Allowance for Loan Losses

The following table presents the breakdown of the allowance for loan losses by category and the percentage of each category in the loan portfolio to total loans as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	% to Total Loans	Amount	% to Total Loans
Commercial, financial and agricultural	$1,585	13.88%	$1,469	13.68%
Real estate – construction	1,973	7.33%	1,614	7.57%
Real estate – mortgage	4,485	72.83%	4,534	72.76%
Installment loans to individuals	351	5.05%	381	5.31%
All other loans	41	0.91%	41	0.68%
Total	$8,435	100.00%	$8,039	100.00%

An analysis of the allowance for loan losses by loan category for the quarter ended March 31, 2012 is as follows (in thousands):

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
Commercial, financial and agricultural	$1,469	($28)	$144	$-	$1,585
Real estate – construction	1,614	(120)	479	-	1,973
Real estate – mortgage	4,534	(53)	4	-	4,485
Installment loans to individuals	381	(33)	3	-	351
All other loans	41	-	-	-	41
Total	$8,039	($234)	$630	$-	$8,435

The allowance for loan losses is comprised of allocations for loans evaluated individually and loans evaluated collectively for impairment.  The allocations of the allowance for loan losses for outstanding loans by category evaluated individually and collectively were as follows as of March 31, 2012 and December 31, 2011 (in thousands):

	Evaluated	Evaluated
	Individually	Collectively	Total
As of March 31, 2012:
Allowance for loan losses
Commercial, financial and agricultural	$ 130	$1,455	$1,585
Real estate – construction	330	1,643	1,973
Real estate – mortgage	1,497	2,988	4,485
Installment loans to individuals	33	318	351
All other loans	0	41	41
Total	$1,990	$6,445	$8,435
Loans
Commercial, financial and agricultural	$ 648	$73,365	$74,013
Real estate – construction	887	38,235	39,122
Real estate – mortgage	7,405	381,097	388,503
Installment loans to individuals	160	26,779	26,939
All other loans	-	4,828	4,828
Total	$9,101	$524,304	$533,405
As of December 31, 2011:
Allowance for loan losses
Commercial, financial and agricultural	$ 50	$ 1,419	$ 1,469
Real estate – construction	350	1,264	1,614
Real estate – mortgage	427	4,107	4,534
Installment loans to individuals	33	348	381
All other loans	-	41	41
Total	$860	$7,179	$8,039
Loans
Commercial, financial and agricultural	$ 500	$71,674	$72,174
Real estate – construction	1,007	38,957	39,964
Real estate – mortgage	5,132	378,802	383,934
Installment loans to individuals	158	27,869	28,027
All other loans	-	3,600	3,600
Total	$6,797	$520,902	$527,699

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

The Company’s stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of March 31, 2012.  In the event the stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in an evaluation that could result in an eventual goodwill impairment charge. Additionally, should future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of the reportable date is $11.8 million or 1.10% of total assets or 11.33% of total capital.

Amortization expense of the other identifiable intangibles was approximately $21,000 for each of first quarters in 2012 and 2011.

Note 9 – Borrowings

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

The Bank had secured advances from the FHLB totaling $36.9 million as of March 31, 2012 and $37.1 million as of December 31, 2011.  FHLB borrowings are comprised primarily of advances with principal due at call date or maturity date with fixed interest rates ranging from 0.62% to 7.05%.  Some of these FHLB borrowings have quarterly call features and maturities ranging from 2012 to 2019.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  The Bank had one London Interbank Offered Rate (“LIBOR”) based variable rate advance totaling $2.5 million with a rate of 0.34% as of March 31, 2012 and December 31, 2011.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that totaled approximately $912,000 as of March 31, 2012 and $1.0 million as of year-end 2011.  These smaller balance advances have rates ranging from 3.34% to 7.05% and maturities range from 2012 to 2019.  Obligations are secured by loans totaling $368 million consisting of the Bank’s entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.    The Bank had additional borrowing capacity of $119.8 million as of March 31, 2012.

Note 10 – Bank Owned Life Insurance and Imputed Income Tax Reimbursement Agreements

The Bank has a significant investment in bank-owned life insurance policies (“BOLI”) and provides the associated fringe benefit to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $21.6 million and $21.4 million as of March 31, 2012 and December 31, 2011, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $160,000 and $184,000 for first quarters ended March 31, 2012 and 2011, respectively.

Expense related to these post-retirement death benefit accruals is reflected in Salaries and Employee Benefits on the Consolidated Income Statements and was approximately $42,000 for the quarter ended March 31, 2012 and approximately $49,000 for the quarter ended March 31, 2011.   The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.5 million as of March 31, 2012 and $2.4 million as of December 31, 2011.

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

Because the Endorsement Split Dollar Life Insurance Plans created imputed income to each participant without generating cash to pay the tax expense associated with the imputed income, and in order to provide participants the same after-tax benefit provided under the previous plans, effective January 1, 2008 the Bank entered into Imputed Income Tax Reimbursement Agreements with the applicable officers under the Amended and Restated Split Dollar Agreements. The Imputed Income Tax Reimbursement Agreements provide for annual cash payments to the participants until death beginning in March 2009 for the previous tax year in amounts equal to a portion of federal income taxes attributable to (i) the income imputed to the participant on the benefit under the Amended and Restated Split Dollar Agreement and (ii) the additional cash payments under the Imputed Income Tax Reimbursement Agreement.

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

Net other post-retirement benefits expense for Imputed Income Tax Reimbursement Agreements is included in Salaries and Employee Benefits on the Consolidated Statements of Income and totaled approximately $7,000 per quarter for the quarters ended March 31, 2012 and 2011.  Benefit payments are made annually in March and totaled approximately $18,000 and $17,000 for the three months ended March 31, 2012 and 2011, respectively.

The accumulated post-retirement defined benefit obligation for Imputed Income Tax Reimbursement Agreements is included in Other Liabilities on the Consolidated Balance Sheet totaled approximately $390,000 as of March 31, 2012 and approximately $403,000 as of December 31, 2011.  The accumulated post-retirement benefit obligation was equal to the funded status of the plan as of each applicable period-end as there were no related assets recognized on the Consolidated Balance Sheets for the Imputed Income Tax Reimbursement Agreements.

Note 11– Fair Value Measurements

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

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 1% of the portfolio at March 31, 2012 and December 31, 2011.

The markets for TRUP CDOs and other similar securities were not active at March 31, 2012 or December 31, 2011.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at March 31, 2012.  Therefore, low market prices for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer over the past three years.

Given conditions in debt markets for this type of security at March 31, 2012 and December 31, 2011 and the relative inactivity in the secondary and new issue markets, the Company determined:

  Few observable transactions existed and market quotations that were available were not reliable for purposes of determining fair value as of March 31, 2012 or December 31, 2011;

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

The Company’s TRUP CDO valuations were prepared by an independent third party. The third party’s approach to determining fair value involved these steps as of March 31, 2012 and December 31, 2011:

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

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from .5% to 16% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

A summary of assets and liabilities as of March 31, 2012 and December 31, 2011 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
March 31, 2012:
Financial assets:
Securities available-for-sale	$ -	$372,268	$475	$372,743
December 31, 2011:
Financial assets:
Securities available-for-sale	$ -	$364,912	$553	$365,465

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Available-for-sale securities
Beginning balance	$553	$439
Total unrealized gains (losses) included in:
Net income	-	-
Other comprehensive income	(55)	(73)
Purchases, sales, issuances and settlements, net	(23)	-
Transfers in and (out) of Level 3	-	-
Ending balance	$475	$366

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge for first quarters ended March 31, 2012 or 2011.

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

A summary of assets as of March 31, 2012 and December 31, 2011 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
March 31, 2012:
Assets:
Impaired loans	$ -	$ -	$ 9,101	$ 9,101
Loans held for sale	-	3,076	-	3,076
Other real estate owned	-	-	10,831	10,831
December 31, 2011:
Assets:
Impaired loans	$ -	$ -	$ 6,797	$ 6,797
Loans held for sale	-	2,616	-	2,616
Other real estate owned	-	-	11,073	11,073

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

Short Term and Other Borrowings

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$ 46,239	$ 46,239	$ 34,133	$ 34,133
Interest bearing deposits in other banks	35,409	35,409	40,138	40,138
Investment securities	372,743	372,743	365,465	365,465
Loans	533,405		527,699
Less: allowance for loan losses	(8,435)		(8,039)
Loans, net of allowance	524,970	523,588	519,660	519,269
Loans held for sale	3,076	3,076	2,616	2,616
Accrued interest receivable	4,992	4,992	5,306	5,306
Federal Reserve Bank and Federal Home Loan Bank Stock	5,684	5,684	5,684	5,684
Other real estate owned	10,832	10,832	11,073	11,073
Bank owned life insurance	21,570	21,570	21,438	21,438
Financial liabilities
Deposits	875,891	877,279	855,672	857,299
Short-term borrowings	33,783	33,858	36,471	36,550
Other borrowings	47,222	48,969	47,328	49,230
Other liabilities	10,148	10,148	10,610	10,610
Off-balance sheet arrangements
Commitments to extend credit	$ 64,675	$ 64,675	$ 77,861	$ 77,861
Standby letters of credit	2,184	2,184	2,410	2,410

Note 12 –  Comprehensive Income

The components of comprehensive income for the quarters ended March 31, 2012 and 2011 are as follows:

	2012	2011
Net income for quarter	$3,516	$2,996
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	331	1,297
Total other comprehensive income, net of tax	331	1,297
Total comprehensive income	$3,847	$4,293

The tax effects of each component of other comprehensive income for the quarters ended March 31, 2012 and 2011 are as follows:

	Before-tax	Tax (Expense)	After-tax
	Amount	or Benefit	Amount
Quarter ended March 31, 2012
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$ 937	$ (359)	$578
Reclassification adjustments for net gains included in net income	(401)	154	(247)
Net unrealized gains (losses)	$536	$ (205)	$331
Quarter ended March 31, 2011
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$2,564	$ (982)	$1,582
Reclassification adjustments for net gains included in net income	(462)	177	(285)
Net unrealized gains (losses)	$2,102	$ (805)	$1,297

Note 13 – Subsequent Events

The Company has reviewed subsequent events through May 3, 2012, the date the financial statements were available to be issued.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net income increased approximately $520,000 or 17.4% and earnings per share increased $0.15 or 17.9% when comparing the first quarters of 2012 and 2011.  For the first three months of 2012, net income totaled $3.5 million compared to $3.0 million in first quarter 2011.  Increased earnings in 2012 were primarily the result of decreased provision for loan losses.  The Company recorded no provision for loan losses during first quarter 2012 compared to approximately $575,000 in first quarter 2011.  No provision for loan losses was necessary due to modest loan growth of 1%, stability in overall quality of the loan portfolio, and net recoveries in excess of loans charged off totaling approximately $396,000.   Allowance for losses on loans as a percent of total loans was 1.58% as of March 31, 2012 compared to 1.52% as of March 31, 2011 and 1.52% as of December 31, 2011.

The Company also remains steadfast in its commitment to quality growth balanced with strong liquidity and capital positions.  Deposits increased $20.2 million or 2.4% from December 31, 2011 to March 31, 2012.  Other borrowings consisting primarily of advances from the Federal Home Loan Bank (“FHLB”) were flat from December 31, 2011 to March 31, 2012.  Capital increased $2.9 million or 2.9% from December 31, 2011 to March 31, 2012 as a result of undistributed net income of $2.6 million and increase of approximately $331,000 in accumulated other comprehensive income due to overall appreciation of the investment portfolio in the most recent quarter.  Strong deposit growth resulted in total assets growth of $19.9 million or 1.9% in first quarter 2012 compared to year-end 2011.  Deposit growth was used to fund an increase of $18 million in the fed funds sold, an increase of $7.3 million in available-for-sale securities, and an increase of $5.7 million in loans.

Key performance metrics for the Company reflect preservation of capital and the impact of increased net income in first quarter 2012 compared to first quarter of prior years.  Such key metrics are as follows:

	2012	2011	2010	2009	2008
Net income to average total assets	1.34%	1.22%	0.92%	0.78%	0.97%
Net income to average shareholders’ equity	13.36%	13.37%	10.22%	9.14%	11.65%
Dividends declared to net income	25.77%	24.20%	25.08%	59.08%	49.32%
Average equity to average assets	10.02%	10.11%	9.77%	9.30%	8.45%
Total equity to total assets	9.91%	9.26%	9.11%	8.54%	8.49%

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratios for first quarter ended March 31, 2012, 2011 and 2010 were 59.65%, 59.96%, and 58.22%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio is 8.05% for first quarter ended March 31, 2012 compared to 7.85% and 7.39% for first quarter ended March 31, 2011 and 2010, respectively.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows for the quarter ended March 31, 2012, 2011 and 2010:

	At or for the Quarter Ended March 31,
	2012	2011	2010
Efficiency ratio:
Net interest income(1)	$9,501	$9,248	$9,182
Non-interest income(2)	3,344	3,207	3,218
Total revenue	12,845	12,455	12,400
Non-interest expense	7,662	7,468	7,219
Efficiency ratio	59.65%	59.96%	58.22%
Tangible common equity ratio:
Total equity capital	$106,413	$ 92,847	$87,018
Less:
Accumulated other comprehensive income	9,132	3,193	5,311
Goodwill	11,825	11,825	11,825
Other intangible assets	14	99	183
Tangible common equity	$85,442	$77,730	$69,699
Total assets	$1,073,457	$1,002,619	$954,969
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	14	99	183
Tangible assets	$1,061,618	$990,695	$942,961
Tangible common equity ratio	8.05%	7.85%	7.39%

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

The Company owns two lots in Jackson, Tennessee, that are intended for construction of full service branches but construction has been temporarily on hold because of current economic conditions.  Construction for the site near Union University is expected to commence within the next year and construction for the other site is expected to commence within the next two to three years.

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

Results of Operations

Earnings per share totaled $0.97 per share in first quarter 2012 compared to $0.83 per share in first quarter 2011.  The increase in earnings per share is primarily a result of decreased provision for loan losses and stable net interest income.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets. Net interest income increased 2.6% and totaled $9.0 million in first quarter 2012 compared to $8.8 million in first quarter 2011.  The net yield on average earning assets for the first quarters of 2012 and 2011 were 4.88% and 5.41%, respectively.  The decrease of 53 basis points in yield on earning assets is due to a combination of the continued historically low interest rate environment and due to a shift in the balance sheet.  Strong deposit growth over the past two years was invested primarily into lower yielding fed funds sold, interest bearing deposits in other banks and available-for-sale investment securities while loan demand has been weak.  Thus, average loans as a percent of total interest earning assets trended lower and totaled 55%, 62% and 68% for the first quarter ended March 31, 2012, 2011 and 2010, respectively.

Cost of interest bearing liabilities decreased from 1.27% in first quarter 2011 to 1.00% in first quarter 2012.  Net interest margin for first quarter 2012 was 4.01% compared to 4.27% in first quarter 2011 and 4.28% for the year ended December 31, 2011.  First quarter 2012 net interest margin decreased as cost of interest-bearing liabilities decreased less than the decreased yield on interest-earning assets.

Average earning assets to total average assets was 90% as of March 31, 2012 consistent with prior period ranges of 85-90%.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $51 million or 4.8% of total assets as of March 31, 2012.  The statement of cash flows reflects fixed assets purchases of approximately $277,000 in first quarter 2012 and $134,000 during first quarter 2011.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $160,000 in first quarter 2012 compared to $184,000 in first quarter 2011.

Average interest-bearing deposits in first quarter 2012 compared to the same period in 2011 reflect an increase of $39 million or 5.5%.  Cost of interest bearing deposits decreased 26 basis points from first quarter 2011 to first quarter 2012.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	AVERAGE BALANCES AND RATES
	2012			2011			2010
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Loans (1)(2)(3)	$518,258	$8,029	6.20%	$536,078	$8,506	6.35%	$571,865	$9,179	6.42%
Investment securities:
Taxable	257,802	1,778	2.76%	198,980	1,580	3.18%	160,597	1,707	4.25%
Tax exempt (4)	115,870	1,711	5.91%	102,165	1,626	6.37%	90,808	1,474	6.49%
Interest earning deposits	34,892	21	0.24%	16,507	10	0.24%	3,256	3	0.37%
Federal funds sold	20,480	15	0.29%	13,328	10	0.30%	18,864	10	0.21%
Total interest earning assets	947,302	11,554	4.88%	867,058	11,732	5.41%	845,390	12,373	5.85%
Non-interest earning assets:
Cash and due from banks	14,122			16,368			14,355
Premises and equipment	29,758			30,139			30,517
Other assets	66,707			66,033			64,049
Total assets	$1,056,444			$979,598			$954,311
Liabilities and shareholders' equity
Interest bearing liabilities:
Interest bearing deposits	$742,603	$1,670	0.90%	$703,935	$2,042	1.16%	$650,773	$2,241	1.38%
Federal funds purchased and other interest bearing liabilities	81,549	383	1.88%	79,594	442	2.22%	114,247	950	3.33%
Total interest bearing liabilities	824,152	2,053	1.00%	783,529	2,484	1.27%	765,020	3,191	1.67%
Non-interest bearing liabilities
Demand deposits	116,165			100,723			96,402
Other liabilities	10,283			4,495			6,818
Total liabilities	950,600			888,747			868,240
Total shareholders' equity	105,844			90,851			86,071
Total liabilities and shareholders' equity	$1,056,444			$979,598			$954,311
Net interest income		$9,501			$9,248			$9,182
Net yield on average earning assets			4.01%			4.27%			4.34%

___________________

(1)	Loan totals are loans held for investments and net of unearned income and loan loss reserves.
(2)	Fee income on loans held for investment is included in interest income and computations of the yield.
(3)	Includes loans on non-accrual status.
(4)	Interest and rates on securities that are non-taxable for federal income tax purposes are presented on a taxable equivalent basis based on the Company’s statutory federal tax rate of 34%.

No provision for loan losses was recorded in first quarter 2012 compared to approximately $575,000 in first quarter 2011.  Recoveries net of charged-off loans for first quarter 2012 totaled approximately $396,000 compared to net loans charged off totaling approximately $298,000 in first quarter 2011.  Allowance for losses on loans as a percent of total loans was 1.58% as of March 31, 2012 compared to 1.52% as of March 31, 2012 and as of December 31, 2011.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income increased approximately $137,000 or 4.3% when comparing first quarters 2012 and 2011.  Non-interest income contributed 23.3% of total revenue in first quarter 2012 compared to 22.2% of total revenue in first quarter 2012.

Increased non-interest income in first quarter 2012 is a result of increased mortgage banking income, increased service charges on deposit accounts, and reduced net losses on sale or write down of foreclosed property.  Income from fiduciary activities was flat at approximately $183,000 in first quarter 2012 compared to $187,000 in first quarter 2011.  Mortgage banking income increased approximately $144,000 or 88% due to higher volume of mortgage originations in first quarter 2012 compared to first quarter 2011.  Service charges on deposits increased approximately $115,000 or 7.2% due to increased fee and interchange income related to ATM and debit card usage.  Brokerage fees decreased approximately $10,000 from first quarter 2011 to first quarter 2012.  Loss on sale of foreclosed property consists of losses on the sale of other real estate and valuation adjustments made subsequent to foreclosures and totaled approximately $151,000 in net losses for first quarter 2012 compared to net losses of $353,000 in first quarter 2011.  In first quarter 2011, the Company realized a gain on disposition of property of approximately $273,000 resulting from the sale of the Bank’s real property in Union City, Tennessee.  The Union City property previously served as a limited service facility for the Bank through January 2009.

Income from White and Associates/First Citizens Insurance, LLC, a full-service insurance agency (“WAFCI”), was included in Income from Insurance Activities in the Consolidated Statements of Income.  Non-interest income generated by WAFCI for first quarter 2012, 2011 and 2010 totaled approximately $246,000, $197,000 and $218,000, respectively.   Income from insurance activities also includes commissions from sale of credit life policies and the Company’s proportionate share of income from the Bank’s other 50% owned insurance agency,

The following table compares non-interest income for first quarter of 2012, 2011 and 2010 (dollars in thousands):

	Total	Increase (Decrease)		Total	Increase (Decrease)		Total
	2012	Amount	%	2011	Amount	%	2010
Mortgage banking income	$307	$144	88.34%	$163	($25)	-13.30%	$188
Income from fiduciary activities	183	-4	-2.14%	187	16	9.36%	171
Service charges on deposit accounts	1,722	115	7.16%	1,607	-35	-2.13%	1,642
Brokerage fees	293	-10	-3.30%	303	-9	-2.88%	312
Earnings on bank owned life insurance	160	-24	-13.04%	184	-8	-4.17%	192
Gain (loss) on sale of foreclosed property	-151	202	-57.22%	-353	-337	2106.25%	-16
Gain on sale of available-for-sale securities	401	-61	-13.20%	462	-10	-2.12%	472
Income from insurance activities	250	47	23.15%	203	-29	-12.50%	232
Gain on disposition of property	0	-273	-100.00%	273	273	-	0
Other non-interest income	179	1	0.56%	178	-11	-5.82%	189
Total non-interest income	$3,344	$137	4.27%	$3,207	($175)	-5.17%	$3,382

No other-than-temporary impairment losses were recognized in first quarter 2011 or 2012.  See Investment Securities section for additional information.

Non-interest expense represents operating expenses of the Company and increased $194,000 or 2.6% first quarter 2012 compared to first quarter 2011.  Salary and benefits expense is the largest component of non-interest expense and increased approximately $296,000 or 7.25% from first quarter 2011 to first quarter 2012.  Increased salary and benefit expense is a result of overall increase in base salaries of approximately 1% and increased employee benefit expense related to accruals for discretionary contributions to the Bank’s Employee Stock Ownership Plan.  Average full-time equivalent employees for the Bank were 252 for three months ended March 31, 2012 compared to 250 for three months ended March 31, 2011.

Depreciation and net occupancy expense combined were flat when comparing first quarter 2012 to first quarter 2011.  Data processing (which includes computer services) expense decreased approximately $94,000 due to timing of expenses related to various information technology projects related to our core processor, online banking, outsourcing of certain data processing functions, network security and maintenance.  Data processing is and will continue to be a significant component of non-interest expense as a result of strategic efforts to ensure integrity and security of customer data and in order to comply with ever increasing regulatory burdens.

Legal and professional fees totaled approximately $110,000 and $70,000 in first quarter 2012 and 2011, respectively.  These fees relate to legal costs associated with the normal course of business including but not limited to collection efforts on loans and consulting on corporate matters such as regulatory compliance.  Stationary and supplies expense totaled approximately $62,000 in first quarter 2012 compared to $55,000 for the same period in 2011 primarily due to overall increased cost of paper and other routine supplies.

While FDIC insurance premium continues to be a major component of non-interest expense, it has been on a decreasing trend due to the favorable impact of the changes in how premiums are assessed.  Premiums for FDIC insurance decreased approximately $38,000 in first quarter 2012 compared to first quarter 2011.

Other real estate expense for first quarter 2012 was approximately $128,000 compared to approximately $209,000 in first quarter 2011.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $21,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $182,000 or 2.38% of other non-interest expense in first quarter 2012 compared to approximately $162,000 or 2.17% of total non-interest expense in first quarter 2011.  All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for first quarter of 2012, 2011 and 2010 (dollars in thousands):

	Total 2012	Increase (Decrease)		Total 2011	Increase (Decrease)		Total 2010
		Amount	%		Amount	%
Salaries and employee benefits	$4,380	$296	7.25%	$4,084	$53	1.31%	$4,031
Net occupancy expense	409	-83	-19.81%	419	-20	-4.56%	439
Depreciation	430	-12	-2.82%	425	-13	-2.97%	438
Data processing expense	403	150	30.18%	497	154	44.90%	343
Legal and professional fees	110	212	302.86%	70	14	25.00%	56
Stationary and office supplies	62	-4	-7.27%	55	-7	-11.29%	62
Amortization of intangibles	21	–	–	21	–	–	21
Advertising and promotions	182	-41	-25.31%	162	-18	-10.00%	180
Premiums for FDIC insurance	180	-377	-172.94%	218	-82	-27.33%	300
Expenses related to other real estate owned	128	-206	-98.56%	209	62	42.18%	147
Other expenses	1,357	309	23.62%	1,308	106	8.82%	1202
Total non-interest expense	$7,662	$244	4.74%	$7,468	$249	1.42%	$7,219

Changes in Financial Condition

Total assets were $1.1 billion as of March 31, 2012.  Total assets increased $19.9 million or 1.89% (annualized 7.6%) during first quarter 2012 primarily as a result of an increase of $20.2 million in total deposits.  Deposit growth from first quarter resulted in an increase of $17.6 million in federal funds sold and $7.3 million increase in available-for-sale investment securities.  Loans increased $5.7 million or approximately 1.1% (annualized 4.3%) during first quarter 2012.  The Company remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Deposit growth of 2.4% (annualized 9.4%) during first quarter 2012 primarily occurred in the savings category.  Savings deposits increased $18.8 million or 4.8% (annualized 19.0%) during first quarter 2012.  Demand deposits increased $2.7 million in first quarter 2012.  Demand deposits have been in excess of $110 million during the first three months of 2012 with an average for the three-month period of $116 million.  Time deposits decreased $1.2 million or less than 1%.

Securities sold under agreements to repurchase decreased $2.7 million or 7.4% since year-end 2011.  Other borrowings were flat at $47 million in first quarter 2012.

Capital increased $2.9 million as a result of undistributed net income totaling first quarter 2012 and increased accumulated other comprehensive income (“AOCI”).  AOCI increased $1.3 million in first quarter 2011 due to overall appreciation in the available-for-sale investment securities portfolio.

Investment Securities

Investment securities are primarily held in the bank’s subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Quarterly average rates for taxable securities for the first quarter 2012 decreased 42 basis points while tax exempt securities decreased 46 basis points compared to first quarter 2011.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 67% of total portfolio.  The Company’s goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of $204 million as of March 31, 2012.

The carrying value of investment securities as of March 31 for each of the years indicated were as follows (in thousands):

	2012	2011	2010	2009	2008
U.S. Treasury and government agencies	$256,130	$202,276	$ 153,660	$ 138,356	$ 137,241
State and political subdivisions	116,094	105,778	93,531	68,236	53,806
All other	519	405	2,086	1,759	4,599
Total investment securities	$372,743	$308,459	$ 249,277	$ 208,351	$ 195,646

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading category for any period presented in this report.  Also, there were no securities in the held-to-maturity category as of March 31, 2012 or December 31, 2011.  Amortized cost and fair market value of available-for-sale securities as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	Amortized Cost	Fair Value
As of March 31, 2012:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$249,056	$256,130
Obligations of states and political subdivisions	106,723	116,094
All other	2,166	519
Total investment securities	$357,945	$372,743
As of December 31, 2011:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$242,459	$249,240
Obligations of states and political subdivisions	106,554	115,634
All other	2,194	591
Total investment securities	$351,207	$365,465

Accumulated other comprehensive income reflects $9.1 million net unrealized gain on securities, net of tax as of March 31, 2012.  During first quarter 2012, net unrealized gains on securities increased approximately $331,000 from year end 2011 primarily due to modest increase in overall market values of securities held in the portfolio.

In first quarters 2011 and 2012, the Company implemented strategies to realize a portion of unrealized gains on the investment portfolio.  In first quarter 2012, the Company sold six bonds totaling $22 million with a realized gain on sale of approximately $401,000.  In first quarter 2011, the Company sold five bonds totaling $19 million with a realized gain on sale of approximately $462,000.  Proceeds from the transactions were primarily reinvested into 10-year and 15-year agency MBS.  The effect of these transactions had little impact to the overall risk profile of the portfolio in terms of yield, duration, average maturity and other key metrics.

The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.

The Company held no derivative transactions as of March 31, 2012 or December 31, 2011.

Loans

The following table sets forth total loans held for investment net of unearned income by category for the as of March 31 for the years indicated (in thousands):

	2012	2011	2010	2009	2008
Commercial, financial and agricultural	$ 74,013	$ 70,155	$ 74,978	$ 78,059	$ 85,635
Real estate-construction	39,122	47,297	63,981	93,927	109,394
Real estate-mortgage	388,503	395,482	400,542	379,727	358,969
Installment loans to individuals	26,939	30,381	32,568	34,733	36,450
Other loans	4,828	3,696	4,909	4,716	8,642
Total loans	$533,405	$547,011	$576,978	$591,162	$599,090

Loans increased $5.7 million from December 31, 2011 to March 31, 2012 and decreased $13.6 million from March 31, 2011 to March 31, 2012.  Real estate loans decreased $15.1 million from March 31, 2011 to March 31, 2012.  Commercial, financial and agricultural loans combined increased $3.8 million when comparing March 31, 2012 to March 31, 2011.  Loan demand was weak during 2011 and growth levels remain modest in first quarter 2012.  The Company has been strategically cautious with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for approximately $428 million or 80% of total loans.  Commercial and residential construction loans comprised $39 million or 7.3% of the total loans.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction) were the largest category comprising 31% of total loans.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital.  The Bank’s legal lending limit at March 31, 2012 was $15.3 million.  Although the Bank’s legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of March 31, 2012.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to commerce of the Company’s core market in Dyer County, Tennessee, generating over $100 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $69 million of total loans as of March 31, 2012 compared to $67 million as of March 31, 2011.  Net charge-offs of loans in this category totaled approximately $74,000 for first quarter 2011.   There were no charge-offs or recoveries in this category for the quarter ended March 31, 2012.

Non-Performing Loans and Allowance for Loan Losses

Non-accrual loans totaled $7.3 million as of March 31, 2012.  The increasing trend of non-accrual loans is due primarily to two factors.  The first factor is that the Bank has a small volume of higher balance loans for which the resolution process has been delayed primarily due to lengthy bankruptcy processes.  The second factor is that while some non-accrual loans are paying and showing improvements, those loans have not yet been on a paying status for long enough or shown enough financial improvement to return to full accrual status.  These loans were primarily identified as problem loans and placed on non-accrual status in previous quarters.  The volume of newly identified problems loans has stabilized in recent months resulting in reduced level of charge offs.  See also Note 5 and 6 for additional information regarding the loan portfolio and the allowance for loan losses.

Non-current loans at first quarter end 2012 were 1.88% of total loans compared to 1.25% as of first quarter end 2011.  Non-performing loans have historically been in the range of 1-2% of total loans over the past four years.  The following table sets forth the balance of non-performing assets as of March 31, for the years indicated (in thousands):

	2012	2011	2010	2009	2008
Non-accrual loans:
Commercial, financial and agricultural	$ 667	$ 771	$ 497	$ 191	$101
Real estate-construction	673	1,231	3,907	2,917	46
Real estate-mortgage	5,680	1,969	1,901	4,407	847
Installment loans to individuals	240	241	82	64	3
Total non-accrual loans	7,260	$4,212	$6,061	$7,579	$970
Loans 90 days past due accruing interest:
Commercial, financial and agricultural	35	$ 713	$ 13	$ 89	$ -
Real estate-construction	-	162	-	413	949
Real estate-mortgage	2,717	1,757	1,597	2,284	132
Installment loans to individuals	9	-	30	2	6
Total loans 90 days past due accruing interest	2,761	2,632	1,640	2,788	1,087
Total non-current loans	$10,021	$6,844	$7,701	$10,367	$2,057
Total non-current loans as % of total loans	1.88%	1.25%	1.33%	1.75%	0.34%
Troubled debt restructuring:
Commercial, financial and agricultural	$ 330	$ 13	$ 11	$ 14	$ 23
Real estate-construction	1,591	-	-	-	-
Real estate-mortgage	3,614	2,767	1,117	1,145	959
Installment loans to individuals	194	40	63	98	-
Total troubled debt restructuring	$5,729	$ 2,820	$1,191	$1,257	$982
Total troubled debt restructuring as a % of total loans	1.07%	0.52%	0.21%	0.21%	0.16%
OREO and other repossessed property	$10,832	$13,205	$11,035	$5,446	$2,302
Non-accrual debt securities	264	165	359	-	-
Total other non-performing assets	11,096	$13,370	$11,394	$5,446	$2,302
Total other non-performing assets as % of total assets	1.03%	1.33%	1.17%	0.59%	0.25%

The allowance for loan losses totaled 1.58% as of March 31, 2012 compared to 1.52% as of December 2011 and March 31, 2011.  An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of loans charged off for first quarter 2012 totaled approximately $234,000 compared to approximately $369,000 and $1.9 million in first quarter 2011 and 2010, respectively.  The Company had two significant recoveries in first quarter 2012 resulting in recoveries exceeding charged off loans by approximately $396,000.  Due to the level of net recoveries, modest loan growth of 1%, and overall stabilization in the portfolio, no provision for loan loss expense was recorded in first quarter 2012 compared to approximately $575,000 in first quarter 2011.

The following table recaps activity in the allowance for loan losses in first quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	Quarter Ended March 31,
	2012	2011	2010	2009	2008
Average net loans outstanding	$518,258	$536,078	$ 571,865	$586,378	$585,576
Allowance for loan losses:
Balance at beginning of period	$8,039	$ 8,028	$ 8,784	$ 7,300	$6,328
Loans charged off	(234)	(369)	(1,912)	(1,330)	(453)
Recovery of loans previously charged off	630	71	104	60	100
Net loans charged off	396	(298)	(1,808)	(1,270)	(353)
Provision for loan losses charged to expense	-	575	2,000	2,400	367
Balance at end of period	$8,435	$ 8,305	$ 8,976	$8,430	$6,342
Ratio of net charged off loans to average net loans outstanding	(0.08%)	0.06%	0.32%	0.01%	0.01%

Net loans charged off in first quarter for each of last five years by category were as follows (dollars in thousands):

	2012	2011	2010	2009	2008
Charge-offs:
Domestic:
Commercial, financial and agricultural	$ (28)	($100)	($402)	($428)	($54)
Real estate-construction	(120)	(46)	(168)	(503)	(76)
Real estate-mortgage	(53)	(158)	(1,314)	(313)	(237)
Installment loans to individuals and credit cards	(33)	(65)	(28)	(86)	(86)
Total charge-offs	(234)	($369)	($1,912)	($1,330)	($453)
Recoveries:
Domestic:
Commercial, financial and agricultural	144	45	36	32	52
Real estate-construction	479	0	0	5	0
Real estate-mortgage	4	11	50	3	10
Installment loans to individuals and credit cards	3	15	18	20	38
Total recoveries	630	$71	$104	$60	$100
Net loans charged off	$396	($298)	($1,808)	($1,270)	($353)

Other Real Estate

The book value of other real estate owned (“OREO”) was $10.8 million as of March 31, 2012 and $11.1 million at December 31, 2011.

As of current quarter end, there were over 100 properties in OREO consisting primarily of residential lots, land for development and other commercial purpose properties.  Approximately 84% of the $10.8 million in OREO is located in Shelby County, Tennessee and surrounding counties.  Approximately 13% of the $10.8 million in OREO located in or around Williamson County, Tennessee.  Management continues efforts to market and liquidate OREO with minimal losses.  A lack of consumer confidence in a struggling economy continues to suppress sales of real estate as well as placing ongoing pressure on real estate values.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of acquisition of the property is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Write-downs subsequent to foreclosure and gains or losses on the sale of OREO are reported in Loss on Sale of Foreclosed Property in the Non-Interest Income section of the Consolidated Income Statements.  The net loss on sale or writedown of OREO for first quarter 2012 totaled approximately $151,000 compared to approximately $353,000 for first quarter 2011.

Other real estate expenses totaled approximately $128,000 in first quarter 2012 compared to approximately $209,000 in first quarter 2011.  Other real estate expenses consist of expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs.

Activity in OREO for first quarter 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010
Beginning balance	$11,073	$ 14,734	$ 10,527
Acquisitions	580	260	2,015
Capitalized costs	2	-	-
Dispositions	(672)	(1,436)	(1,491)
Valuation adjustments through earnings	(151)	(353)	(16)
Ending balance	$10,832	$ 13,205	$ 11,035

Liquidity

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Company’s primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based deposits accounted for 91% of the funding as of March 31, 2012 and March 31, 2011 and 90% of year-end 2011.  As of both March 31, 2012 and December 31, 2011, the Company had $23 million in deposit funds from the State of Tennessee.

The Bank participates in Certificate of Deposit Account Registry Service (“CDARS”).  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit (“CDs”) (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank’s ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank’s customers, purchase time deposits (referred to as “One-Way Buy” deposits) or to sell excess deposits (referred to as “One-Way Sell” deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and “One-Way Buy” deposits in the CDARS program totaling $21 million as of March 31, 2012 compared to $24 million as of March 31, 2011 and $23 million as of December 31, 2011.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes.

The Bank’s liquidity position continues to be strong as asset growth has equaled or been outpaced by deposit and capital growth in recent quarters.  Also, the Company reduced its reliance on brokered deposits and wholesale borrowings over the past two years.  Securities sold under agreements to repurchase decreased $2.7 million in first quarter 2012.  Borrowed funds from the FHLB totaled $37 million or 3.8% as of March 31, 2012 compared to $35 million or 3.9% of total funding as of March 31, 2011 and $37 million or 3.9% of total funding as of December 31, 2011.  The reduction in borrowings is a result of repayment of matured advances as well as principal payments on amortizing advances.

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

As of March 31, 2012, the Bank has available lines of credit for federal fund purchases totaling $54.5 million with four correspondent banks as well as additional borrowing capacity of $113 million with FHLB.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

Capital Resources

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital increased 2.8% during first quarter 2012 to $106.4 million.  The increase in capital consists of an increase in unrealized gains on available-for-sale securities as well as undistributed net income.  The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of March 31, 2012 was 17.2%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution. Total equity to assets was 9.91% as of March 31, 2012 compared to 9.26% as of March 31, 2011 and 9.82% as of December 31, 2011.

Dividends per share were $0.25 per share in first quarter 2012 compared to $0.20 per share in first quarter 2011 and $0.15 per share in first quarter 2010.  The Company continues to pursue a conservative dividend strategy as part of its strategic efforts to maintain a strong capital base.  The dividend payout ratio was 25.8% in first quarter 2012 compared to 24.20% in first quarter 2011 and 25.1% for first quarter 2010.  The Company anticipates continuing to pay quarterly dividends of $0.25 per share in 2012 and consideration of a special dividend contingent on the Company’s actual and projected earnings and capital levels in December 2012.  The dividend payout ratio for the year ending December 31, 2012 is expected to be in the range of 35-40%, consistent with the prior year.

The Company has not re-purchased or sold shares of its own stock in the open market during first quarter 2012.  The Company has no formal plans or programs in place to repurchase common stock.

Recently Issued Accounting Standards

There were no accounting standards updates issued by the Financial Accounting Standards Board during the first quarter 2012.

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap (see below), and increased mortgage-related investments securities to provide constant cash inflows.  As of March 31, 2012, the Company is in a liability sensitive position in which the Company would likely experience a dilution in net interest margin in a rising rate environment.  Interest rate risk exposures are well within policy limits. Net interest margins trended down to 4.01% in first quarter 2012 after being the 4.2% to 4.3% the past two years.  The decreased margin in first quarter 2012 is primarily due to shift in balance sheet as asset growth has occurred in lower yielding cash and investments during the recent periods of strong deposit growth but weak loan demand.

The current interest rate environment and condition of the financial markets creates a unique scenario with attributes that are difficult to quantify in traditional models.  Management is aware of such issues and attempts to implement conservative and realistic assumptions as much as possible.  Models are back-tested and run under various scenarios to help assist in validating such assumptions.  One example of the uniqueness of this environment is an inability to factor into quantitative models the impact of irrational pricing of retail deposits that has and may continue to occur when interest rates begin rising in the future.  In an upward rate environment, the Bank may find that competitive pressures force greater rate increases than seen in historical trends and traditional rate shock scenarios and may also hinder the ability to push rates any lower in a prolonged low rate environment.  See also the December 31, 2011 Form 10-K for additional discussion of interest rate risk.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2012, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of March 31, 2012 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: May 9, 2012	/s/ Jeffrey D. Agee
Jeffrey D. Agee,
Chief Executive Officer and President

Date: May 9, 2012	/s/Laura Beth Butler
Laura Beth Butler,
Executive Vice President and Chief Financial Officer