Form 10-Q
period 2012-06-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2012-08-09
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Of the registrant's only class of common stock (no par value), there were 3,607,854 shares outstanding as of August 6, 2012.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(In Thousands)

	June 30, 2012	December 31, 2011(1)
	(UNAUDITED)
ASSETS
Cash and due from banks	$ 14,840	$ 19,460
Federal funds sold	1,595	14,673
Cash and cash equivalents	16,435	34,133
Interest bearing deposits in banks	27,996	40,138
Investment securities:
Available-for-Sale, stated at market	408,310	365,465
Loans (excluding unearned income of $341 at June 30, 2012 and $352 at December 31, 2011)	545,323	527,699
Less: allowance for loan losses	7,926	8,039
Net loans	537,397	519,660
Loans held-for-sale	1,792	2,616
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	5,684	5,684
Premises and equipment	29,207	29,553
Accrued interest receivable	5,401	5,306
Goodwill	11,825	11,825
Other intangible assets	-	35
Other real estate owned	10,579	11,073
Bank owned life insurance policies	21,696	21,438
Other assets	6,484	6,623
TOTAL ASSETS	$1,082,806	$1,053,549

LIABILITIES AND EQUITY
Non-interest bearing demand deposits	$125,967	$119,689
Interest bearing time deposits	344,737	341,141
Interest bearing savings deposits	404,259	394,842
Total deposits	874,963	855,672
Securities sold under agreements to repurchase	36,149	36,471
Other borrowings	52,076	47,328
Other liabilities	9,836	10,610
Total liabilities	973,024	950,081

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (cont’d)

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(In Thousands)

	June 30, 2012	December 31, 2011(1)
	(UNAUDITED)
Equity
Common stock, no par value - 10,000,000 authorized; 3,717,593 issued and outstanding at June 30, 2012 and December 31, 2011	$ 3,718	$ 3,718
Surplus	15,331	15,331
Retained earnings	81,622	76,586
Accumulated other comprehensive income	10,079	8,801
Total common stock and retained earnings	110,750	104,436
Less-109,739 treasury shares, at cost as of June 30, 2012 and December 31, 2011	3,023	3,023
Total shareholders' equity	107,727	101,413
Noncontrolling (minority) interest in consolidated subsidiary	2,055	2,055
Total equity	109,782	103,468
TOTAL LIABILITITES AND EQUITY	$1,082,806	$1,053,549

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest income:
Interest and fees on loans	$ 8,100	$ 8,692	$16,129	$ 17,198
Interest income on securities:
Taxable	1,777	1,678	3,555	3,258
Tax-exempt	1,116	1,102	2,245	2,175
Dividends	51	55	106	111
Other interest income	27	22	63	42
Total interest income	11,071	11,549	22,098	22,784
Interest expense:
Interest expense on deposits	1,542	1,983	3,212	4,025
Other interest expense	384	421	767	863
Total interest expense	1,926	2,404	3,979	4,888
Net interest income	9,145	9,145	18,119	17,896
Provision for loan losses	300	650	300	1,225
Net interest income after provision	8,845	8,495	17,819	16,671
Non-interest income
Mortgage banking income	345	121	652	284
Income for fiduciary activities	185	191	368	378
Service charges on deposits accounts	1,825	1,651	3,551	3,258
Brokerage fees	400	339	693	642
Gain on sale of securities	6	481	407	943
Loss on sale of foreclosed property	(253)	(452)	(404)	(805)
Gain on disposition of property	-	-	-	273
Earnings on bank owned life insurance	138	169	298	353
Income from insurance activities	185	121	435	324
Other non-interest income	176	184	355	362
Total non-interest income	3,007	2,805	6,355	6,012

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (cont’d)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended		Six Months Ended June 30,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Non-interest expense
Salaries and employee benefits	$4,285	$4,195	$8,665	$8,279
Net occupancy expense	438	418	847	837
Depreciation expense	448	448	878	873
Data processing expense	460	378	863	875
Legal fees	77	103	187	173
Stationary and office supplies	60	56	122	111
Amortization of intangibles	14	21	35	42
Advertising and promotions	172	153	354	315
FDIC insurance premium expense	159	219	339	437
Other real estate expense	115	199	243	408
Other non-interest expense	1,314	1,256	2,675	2,564
Total non-interest expense	7,542	7,446	15,208	14,914
Net income before income taxes	4,310	3,854	8,966	7,769
Income taxes	986	982	2,126	1,901
Net income	$3,324	$2,872	$6,840	$5,868
Earnings per share	$0.93	$0.79	$1.90	$1.62
Weighted average number of shares outstanding	3,607,854	3,615,477	3,607,854	3,620,623

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$3,324	$2,872	$6,840	$5,868
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	947	2,671	1,278	3,968
Total other comprehensive income	947	2,671	1,278	3,968
Total comprehensive income	$4,271	$5,543	$8,118	$9,836

The related tax effects of each component of other comprehensive income for the periods presented are as follows:

	Before-tax	Tax (Expense)	Net-of-tax
	Amount	or Benefit	Amount
Six months ended June 30, 2012:
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$2,478	$(949)	$1,529
Reclassification adjustments for net gains included in net income	(407)	156	(251)
Net unrealized gains (losses)	$2,071	$(793)	$1,278

Six months ended June 30, 2011:
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$7,373	$(2,823)	$4,550
Reclassification adjustments for net gains included in net income	(943)	361	(582)
Net unrealized gains (losses)	$6,430	$(2,462)	$3,968

Three months ended June 30, 2012:
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$1,541	$(590)	$951
Reclassification adjustments for net gains included in net income	(6)	2	(4)
Net unrealized gains (losses)	$1,535	$(588)	$947

Three months ended June 30, 2011:
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$4,810	$(1,842)	$2,968
Reclassification adjustments for net gains included in net income	(481)	184	(297)
Net unrealized gains (losses)	$4,329	$(1,658)	$2,671

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In Thousands)

					Other		Non-
	Common Stock			Retained	Compre.	Treasury	Controlling
	Shares	Amount	Surplus	Earnings	Income	Stock	Interests	Total
	(#)	($)	($)	($)	($)	($)		($)
Balance January 1, 2011	3,718	$3,718	$15,331	$68,696	$1,896	$(2,417)	$2,055	$89,279
Comprehensive income:
Net income, six months ended June 30, 2011				5,868				5,868
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					3,968			3,968
Total comprehensive income				5,868	3,968			9,836
Cash dividends paid - $0.40 per share				(1,448)				(1,448)
Treasury stock transactions -net						(499)		(499)
Balance June 30, 2011	3,718	$3,718	$15,331	$73,116	$5,864	$(2,916)	$2,055	$ 97,168

Balance January 1, 2012	3,718	$3,718	$15,331	$76,586	$8,801	$(3,023)	$2,055	$103,468
Comprehensive income:
Net income, six months ended June 30, 2012				6,840				6,840
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax					1,278			1,278
Total comprehensive income				6,840	1,278			8,118
Cash dividends paid - $0.50 per share				(1,804)				(1,804)
Balance June 30, 2012	3,718	$3,718	$15,331	$81,622	$10,079	$(3,023)	$2,055	$109,782

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in Thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011

Net cash provided by operating activities	$ 6,392	$ 1,476
Investing activities:
Decrease (increase) in interest bearing deposits in banks	12,142	4,067
Proceeds of maturities of available-for-sale securities	31,476	23,575
Proceeds of sales of available-for-sale securities	22,246	37,865
Purchase of available-for-sale securities	(94,616)	(84,494)
Decrease (Increase) in loans-net	(17,474)	(15,391)
Proceeds from sale of other real estate	755	2,241
Proceeds from disposition of property	-	328
Purchases of premises and equipment	(532)	(538)
Net cash (used) by investing activities	(46,003)	(32,347)
Financing activities:
Net increase in demand accounts	6,278	1,650
Net increase in savings accounts	9,417	21,407
Net (decrease) in time deposits	3,596	(2,575)
Increase (decrease) in other borrowings	4,748	(6,724)
Treasury stock transactions -net	-	(499)
Cash dividends paid	(1,804)	(1,448)
Net increase (decrease) in securities sold under agreements to repurchase	(322)	817
Net cash provided by financing activities	21,913	12,628
Increase (decrease) in cash and cash equivalents	(17,698)	(18,243)
Cash and cash equivalents at beginning of period	34,133	33,691
Cash and cash equivalents at end of period	$16,435	$15,448

Supplemental cash flow disclosures:
Interest payments, net	$4,047	$4,979
Income taxes paid, net	2,444	1,150
Transfers from loans to foreclosed assets	823	1,496
Transfers from foreclosed assets to loans	159	254

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2012

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 2012, the consolidated statements of income for the three and six months ended June 30, 2012 and 2011 and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the company without an audit.  The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 4 -- Cash Reserves and Interest-Bearing Deposits in Other Banks

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during second quarter ended June 30, 2012 and the year ended December 31, 2011 were approximately $500,000.  Amounts above the required minimum balance are reported as Interest-Bearing Deposits in Other Banks on the Consolidated Balance Sheets.  Balances in excess of required reserves held at the Federal Reserve Bank as of June 30, 2012 and December 31, 2011 were $26.0 million and $38.3 million, respectively.  Interest-bearing deposits in other banks also include short-term certificates of deposit held in increments that are within FDIC insurance limits and totaled $2.0 million and approximately $1.6 million as of June 30, 2012 and December 31, 2011, respectively.

Note 5 – Investment Securities

The amortized cost and fair value of securities as of June 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2012:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$283,896	$7,366	$ (54)	$291,208
Obligations of states and political subdivisions	105,916	10,532	(7)	116,441
All other	2,166	26	(1,531)	661
Total investment securities	$391,978	$17,924	$(1,592)	$408,310
As of December 31, 2011:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$242,459	$6,793	$ (12)	$249,240
Obligations of states and political subdivisions	106,554	9,083	(3)	115,634
All other	2,194	15	(1,618)	591
Total investment securities	$351,207	$15,891	$(1,633)	$365,465

There were no securities classified as held-to-maturity or trading as of June 30, 2012 or December 31, 2011.

The following table summarizes contractual maturities of debt securities available-for-sale as of June 30, 2012 (in thousands):

	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$3,062	$3,105
After one year through five years	8,622	9,306
After five years through ten years	52,725	56,592
After ten years*	327,546	339,258
Total debt securities	391,955	408,261
Equity securities	23	49
Total securities	$391,978	$408,310

*This table includes agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) based on contractual maturities (primarily in the After ten years category).  However, the remaining lives of such securities is expected to be much shorter

Sales and gains (losses) on sale of available-for-sale securities for the six months ended June 30, 2012 and 2011 are presented as follows (in thousands):

	Gross Sales	Gross Gains		Gross Losses	Net Gains
2012	$22,246	$401	*	$ -	$401
2011	37,865	943		-	943

*Gain on sale of securities as reported on the Consolidated Income Statement for the six months ended June 30, 2012 also includes approximately $6,000 in gain on called securities.

The following table presents information on securities with gross unrealized losses as of June 30, 2012, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		Over 12 Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$(54)	$16,521	$ -	$ -	$ (54)	$16,521
Obligations of states and political subdivisions	(7)	410	-	-	(7)	410
Other debt securities	-	-	(1,531)	612	(1,531)	612
Total securities with unrealized losses	$(61)	$16,931	$(1,531)	$612	$(1,592)	$17,543

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

As of June 30, 2012, the Company had nine debt securities with unrealized losses, with three of those securities having been in an unrealized loss position for greater than 12 months.  The Company did not intend to sell any such securities in unrealized loss position and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Of the nine securities, three corporate debt securities accounted for approximately 96% of the unrealized gross losses as of June 30, 2012.  The remaining bonds had unrealized loss positions for less than 12 months and consisted of one municipal bonds and five agency MBSs or CMOs.  Securities in an unrealized loss position as of June 30, 2012 have been evaluated for other-than-temporary impairment.  In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts’ reports.  With respect to unrealized losses on municipal and agency and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary as of June 30, 2012.  The unrealized losses on the agency and municipal securities are considered immaterial on an individual basis and in the aggregate and have not been recognized for other-than-temporary impairment.

Three corporate debt securities accounted for $1.5 million of the $1.6 million unrealized loss as of June 30, 2012 and consist of pooled collateralized debt obligation securities that are backed by trust-preferred securities (“TRUP CDOs”) issued by banks, thrifts and insurance companies.  These three bonds were rated below investment grade (BBB) by Moody’s and/or S&P as of June 30, 2012.

The three TRUP CDOs have an aggregate book value of $2.1 million and fair market value of approximately $612,000 and each of the three are the mezzanine or “B” class tranches.  The unrealized loss of $1.5 million as of June 30, 2012 is reflected in accumulated other comprehensive income.  The following table provides the book and market values of each security as well as information regarding the levels of excess subordination in the securities as of June 30, 2012 (dollars in thousands):

Description	Class	Book Value	Market Value	Actual Over Collateral Ratio (2)	Required Over Collateral Ratio (3)	Actual Over (Under)
Pretsl I	Mezzanine	$839(1)	$334	77.8%	103.0%	-25.2%
Pretsl X	B-2	304(1)	1	63.1%	n/a (4)	-80.21%
I-Prestsl IV	B-1	1,000	278	107.1%	106.0%	1.1%

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

Security-specific collateral is used in the assumptions to project cash flows each quarter.  Issuers in default are assumed at zero recovery.  Issuers in deferral are assumed at a 15% recovery beginning two years from deferral date.  Forward interest rates are used to project future principal and interest payments allowing the model to indicate impact of over or undercollateralization for each transaction.  Higher interest rates generally increase credit stress on undercollateralized transactions by reducing excess interest (calculated as the difference between interest received from underlying collateral and interest paid on the bonds).  The discount rate is based on the original discount margin calculated at the time of purchase based on the purchase price.  The original discount margin is then added to the three-month LIBOR to determine the discount rate.  The discount rate is then used to calculate the present value for the then-current quarter’s projected cash flows.  If the present value of the then-current quarter’s projected cash flows is less than the prior quarter or less than the then-current book value of the security, that difference is recorded against earnings as the credit component of other-than-temporary impairment.  No additional credit losses were incurred during the quarter or six months ended June 30, 2012 and therefore no losses were recognized against earnings during first or second quarter 2012.

See also discussion of valuation techniques and hierarchy for determining fair value of these securities at Note 11.

The Company held no derivative transactions as of June 30, 2012 or December 31, 2011.

Note 6 -- Loans

Performing and non-performing loans by category were as follows as of June 30, 2012 and December 31, 2011 (in thousands):

	Performing	Non- Performing*	Total
June 30, 2012:
Commercial, financial and agricultural	$89,060	$681	$89,741
Real estate – construction	36,959	706	37,665
Real estate – mortgage	379,312	7,447	386,759
Installment loans to individuals	26,524	233	26,757
All other loans	4,401	0	4,401
Total	$536,256	$9,067	$545,323
December 31, 2011:
Commercial, financial and agricultural	$71,465	$709	$ 72,174
Real estate – construction	38,946	1,018	39,964
Real estate – mortgage	378,006	5,928	383,934
Installment loans to individuals	27,766	261	28,027
All other loans	3,600	-	3,600
Total	$ 519,783	$7,916	$527,699

_________________

*Non-Performing loans consist of loans that are on non-accrual status and loans 90 days past due and still accruing interest.

An aging analysis of loans outstanding by category as of June 30, 2012 and December 31, 2011 was as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
As of June 30, 2012:
Commercial, financial and agricultural	$ 124	$ 20	$ 534	$ 678	$89,063	$89,741	$ 35
Real estate – construction	2	46	51	99	37,566	37,665	51
Real estate – mortgage	1,008	251	2,440	3,699	383,060	386,759	407
Installment loans to individuals	111	54	4	169	26,588	26,757	1
All other loans	0	0	0	0	4,401	4,401	0
Total	$1,245	$371	$3,029	$4,645	$540,678	$545,323	$494

As of December 31, 2011:
Commercial, financial and agricultural	$ 72	$ 72	$ 538	$ 682	$ 71,492	$ 72,174	$ 34
Real estate – construction	539	47	345	931	39,033	39,964	-
Real estate – mortgage	1,481	2,727	2,353	6,561	377,373	383,934	570
Installment loans to individuals	81	30	41	152	27,875	28,027	2
All other loans	-	-	-	-	3,600	3,600	-
Total	$2,173	$2,876	$3,277	$8,326	$519,373	$527,699	$606

Loans on non-accrual status as of June 30, 2012 and December 31, 2011 by category were as follows (in thousands):

	June 30, 2012	December 31, 2011
Commercial, financial and agricultural	$ 646	$ 675
Real estate – construction	655	1,018
Real estate – mortgage	7,040	5,358
Installment loans to individuals	232	259
All other loans	-	-
Total	$8,573	$7,310

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans internally rated Grade 1 to Grade 4 are considered “Pass” grade loans with low to average level of risk of credit losses.  Loans rated Grade 5 are considered “Special Mention” and generally have one or more circumstances that require additional monitoring but do not necessarily indicate a higher level of probable credit losses.  Loans rated Grade 6 or higher are loans with circumstances that generally indicate an above average level of risk for credit losses.  Loans by internal risk rating by category as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	Grades 1-4	Grade 5	Grades 6-8	Total
June 30, 2012:
Commercial, financial and agricultural	$ 87,523	$ 877	$ 1,341	$ 89,741
Real estate – construction	34,860	1,356	1,449	37,665
Real estate – mortgage	365,461	4,863	16,435	386,759
Installment loans to individuals	26,442	5	310	26,757
All other loans	4,401	-	-	4,401
Total	$518,687	$7,101	$19,535	$545,323

December 31, 2011:
Commercial, financial and agricultural	$ 70,399	$ 423	$ 1,352	$ 72,174
Real estate – construction	36,972	1,113	1,879	39,964
Real estate – mortgage	362,686	4,715	16,533	383,934
Installment loans to individuals	27,701	9	317	28,027
All other loans	3,600	-	-	3,600
Total	$501,358	$6,260	$20,081	$527,699

Information regarding the Company’s impaired loans for the quarter ended June 30, 2012 and 2011 is as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012:
With no specific allocation recorded:
Commercial, financial and agricultural	$ -	$ -	N/A	$ 4	$ -
Real estate – construction	476	476	N/A	95	7
Real estate – mortgage	1,313	1,313	N/A	915	20
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$ 535	$ 535	$ 86	$ 553	$ 4
Real estate – construction	569	569	333	926	6
Real estate – mortgage	6,162	6,162	927	6,011	6
Installment loans to individuals	155	155	29	161	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$ 535	$ 535	$ 86	$ 557	$ 4
Real estate – construction	1,045	1,045	333	1,021	13
Real estate – mortgage	7,475	7,475	927	6,926	26
Installment loans to individuals	155	155	29	161	-
All other loans	-	-	-	-	-

June 30, 2011
With no specific allocation recorded:
Commercial, financial and agricultural	$ 20	$ 20	N/A	$ 7	$ 1
Real estate – construction	-	-	N/A	280	-
Real estate – mortgage	3,195	3,195	N/A	2,795	99
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$ 581	$ 581	$ 131	$ 563	$ 16
Real estate – construction	710	710	357	1,095	-
Real estate – mortgage	5,652	5,652	720	5,276	129
Installment loans to individuals	167	167	33	195	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$ 601	$ 601	$131	$ 570	$ 17
Real estate – construction	710	710	357	1,375	-
Real estate – mortgage	8,847	8,847	720	8,071	228
Installment loans to individuals	167	167	33	195	-
All other loans	-	-	-	-	-

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

Generally, loans are appropriately risk rated and identified for individual impairment review prior to when the restructure occurs.  Thus, in the normal life cycle of a loan, any specific allocations are usually made prior to a formal restructuring or at least at the time of restructuring rather than subsequent to modification.  Therefore, adoption of these amendments did not have a material impact on the volume of loans classified as TDRs or the related allowance for loan losses associated with TDRs as of December 31, 2011 or June 30, 2012.  Also, TDRs are included in non-accrual loans as reported in the above tables unless the loan has performed according to the modified terms for a length of time sufficient to support placing the loan on accrual status (generally six months).

Loans that were restructured as of June 30, 2012 consisted of the following (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial, financial and agricultural	7	$401	$242
Real estate – construction	8	1,370	1,332
Real estate – mortgage	19	3,984	3,925
Installment loans to individuals	21	233	211
All other loans	0	0	0
Total	55	$5,988	$5,710

Modification of the terms of the TDRs reported in the above table did not have a material impact on the consolidated financial statements or to the overall risk profile of the loan portfolio.  The allowance for loan losses associated with the TDRs totaled approximately $1.0 million as of June 30, 2012.  TDRs that were modified during the year ended December 31, 2011 that re-defaulted in the six months ended June 30, 2012 are as follows (in thousands):

	Number of Contracts	Recorded Investment
Troubled debt restructurings:
Commercial, financial and agricultural	0	$ -
Real estate – construction	1	234
Real estate – mortgage	0	-
Installment loans to individuals	0	-
All other loans	0	-
Total	1	$234

Note 7 – Allowance for Loan Losses

The following table presents the breakdown of the allowance for loan losses by category and the percentage of each category in the loan portfolio to total loans as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	% to Total Loans	Amount	% to Total Loans
Commercial, financial and agricultural	$1,438	16.46%	$1,469	13.68%
Real estate – construction	1,621	6.91%	1,614	7.57%
Real estate – mortgage	4,512	70.92%	4,534	72.76%
Installment loans to individuals	318	4.91%	381	5.31%
All other loans	37	0.81%	41	0.68%
Total	$7,926	100.00%	$8,039	100.00%

An analysis of the allowance for loan losses by loan category for the six months ended June 30, 2012 is as follows (in thousands):

	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
Commercial, financial and agricultural	$1,469	$ (60)	$152	$(123)	$1,438
Real estate – construction	1,614	(174)	503	(322)	1,621
Real estate – mortgage	4,534	(807)	13	772	4,512
Installment loans to individuals	381	(51)	11	(23)	318
All other loans	41	-	-	(4)	37
Total	$8,039	$(1,092)	$679	$300	$7,926

The allowance for loan losses is comprised of allocations for loans evaluated individually and loans evaluated collectively for impairment.  The allocations of the allowance for loan losses for outstanding loans by category evaluated individually and collectively were as follows as of June 30, 2012 and December 31, 2011 (in thousands):

	Evaluated	Evaluated
	Individually	Collectively	Total
As of June 30, 2012:
Allowance for loan losses
Commercial, financial and agricultural	$ 86	$1,352	$1,438
Real estate – construction	333	1,288	1,621
Real estate – mortgage	926	3,586	4,512
Installment loans to individuals	29	289	318
All other loans	-	37	37
Total	$1,374	$6,552	$7,926
Loans
Commercial, financial and agricultural	$ 535	$ 89,206	$89,741
Real estate – construction	1,045	36,620	37,665
Real estate – mortgage	7,475	379,284	386,759
Installment loans to individuals	155	26,602	26,757
All other loans	-	4,401	4,401
Total	$9,210	$ 536,113	$545,323
As of December 31, 2011:
Allowance for loan losses
Commercial, financial and agricultural	$ 50	$ 1,419	$ 1,469
Real estate – construction	350	1,264	1,614
Real estate – mortgage	427	4,107	4,534
Installment loans to individuals	33	348	381
All other loans	-	41	41
Total	$860	$7,179	$8,039
Loans
Commercial, financial and agricultural	$ 500	$71,674	$72,174
Real estate – construction	1,007	38,957	39,964
Real estate – mortgage	5,132	378,802	383,934
Installment loans to individuals	158	27,869	28,027
All other loans	-	3,600	3,600
Total	$6,797	$520,902	$527,699

Note 8 – Goodwill and Intangible Assets

Goodwill is not amortized and is tested for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  The goodwill impairment test is conducted in second quarter annually and is a two-step test.  The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  Currently the Company has one reporting unit and does not meet the tests to segment under generally accepted accounting standards.  If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

The Company’s stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of June 30, 2012.  In the event the stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in an evaluation that could result in an eventual goodwill impairment charge. Additionally, should future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of the reportable date is $11.8 million or 1.1% of total assets or 11.0% of total capital.

Amortization expense of the other identifiable intangibles was approximately $14,000 and $21,000 for the second quarter 2012 and 2011, respectively.

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

The Bank had secured advances from the FHLB totaling $41.8 million as of June 30, 2012 and $37.1 million as of December 31, 2011.  FHLB borrowings are comprised primarily of advances with principal due at call date or maturity date with fixed interest rates ranging from 0.62% to 7.05%.  Some of these FHLB borrowings have quarterly call features and maturities ranging from 2012 to 2022.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  The Bank had one London Interbank Offered Rate (“LIBOR”) based variable rate advance totaling $2.5 million with a rate of 0.34% as of June 30, 2012 and December 31, 2011.  Also included in the FHLB borrowings total reported above is a pool of smaller balance amortizing advances that totaled approximately $805,000 as of June 30, 2012 and $1.0 million as of year-end 2011.  These smaller balance advances have rates ranging from 3.34% to 7.05% and maturities range from 2012 to 2019.  The Bank issued one $5 million amortizing advance in second quarter 2012 for a fixed rate of 1.06% that matures in 2022.   Obligations are secured by loans totaling $364 million consisting of the Bank’s entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.    The Bank had additional borrowing capacity of $109.0 million as of June 30, 2012.

Note10—Bank Owned Life Insurance and Imputed Income Tax Reimbursement Agreements

The Bank has a significant investment in bank-owned life insurance policies (“BOLI”) and provides the associated fringe benefit to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $21.7 million and $21.4 million as of June 30, 2012 and December 31, 2011, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $298,000 and $353,000 for six months ended June 30, 2012 and 2011, respectively.

Expense related to these post-retirement death benefit accruals is reflected in Salaries and Employee Benefits on the Consolidated Income Statements and was approximately $85,000 and $98,000 for the six months ended June 30, 2012 and June 30, 2011, respectively.   The accrual for the post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.5 million as of June 30, 2012 and $2.4 million as of December 31, 2011.

Imputed Income Tax Reimbursement Agreements provide for annual cash payments to participants until death beginning in March 2009 for the previous tax year in amounts equal to a portion of federal income taxes attributable to (i) the income imputed to the participant on the benefit under the Amended and Restated Split Dollar Agreement and (ii) the additional cash payments under the Imputed Income Tax Reimbursement Agreement.

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

Net other post-retirement benefits expense for Imputed Income Tax Reimbursement Agreements is included in Salaries and Employee Benefits on the Consolidated Statements of Income and totaled approximately $13,000 for each of the six months ended June 30, 2012 and 2011.  Benefit payments are made annually in March and totaled approximately $18,000 and $17,000 for the six months ended June 30, 2012 and 2011, respectively.

The accumulated post-retirement defined benefit obligation for Imputed Income Tax Reimbursement Agreements is included in Other Liabilities on the Consolidated Balance Sheet totaled approximately $396,000 as of June 30, 2012 and approximately $403,000 as of December 31, 2011.  The accumulated post-retirement benefit obligation was equal to the funded status of the plan as of each applicable period-end as there were no related assets recognized on the Consolidated Balance Sheets for the Imputed Income Tax Reimbursement Agreements.

Note 11-Fair Value Measurements

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

The Company obtains fair value measurements for securities and from a third party vendor.  The majority of the available-for-sale securities are valued using Level 2 inputs.  Collateralized debt obligation securities that are backed by trust preferred securities and account for less than 1% of the available-for-sale securities portfolio are valued using Level 3 inputs.  The fair value measurements reported in Level 2 are primarily matrix pricing that considers observable data (such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors).  Fair value measurements for pooled trust-preferred securities are obtained through the use of valuation models that include unobservable inputs which are considered Level 3.

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

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs, except for TRUP CDOs which are accounted for using Level 3 inputs.  TRUP CDOs accounted for less than 1% of the portfolio at June 30, 2012 and December 31, 2011.

The markets for TRUP CDOs and other similar securities were not active at June 30, 2012 or December 31, 2011.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market has also been relatively inactive.

The market values for TRUP CDOs and other securities except for those issued or guaranteed by the U.S. Treasury have been very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all-time levels versus Treasuries at the end of November 2008 and remained close to those levels at June 30, 2012.  Therefore, low market prices for a particular bond may only have provided evidence of stress in credit markets in general rather than being an indicator of credit problems with a particular issuer over the past three years.

Given conditions in debt markets for this type of security at June 30, 2012 and December 31, 2011 and the relative inactivity in the secondary and new issue markets, the Company determined:

  Few observable transactions existed and market quotations that were available were not reliable for purposes of determining fair value as of June 30, 2012 or December 31, 2011;

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

The Company’s TRUP CDO valuations were prepared by an independent third party. The third party’s approach to determining fair value involved these steps as of June 30, 2012 and December 31, 2011:

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

The Company recalculated the overall effective discount rates for these valuations.  The overall discount rates ranged from .1% to 21% and were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

A summary of assets and liabilities as of June 30, 2012 and December 31, 2011 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
June 30, 2012:
Financial assets:
Securities available-for-sale	$ -	$407,698	$612	$408,310
December 31, 2011:
Financial assets:
Securities available-for-sale	$ -	$364,912	$553	$365,465

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Available-for-sale securities
Beginning balance	$475	$366	$553	$439
Total unrealized gains (losses) included in:
Net income	-	-	-	-
Other comprehensive income	137	197	82	124
Purchases, sales, issuances and settlements, net	-	-	(23)	-
Transfers in and (out) of Level 3	-	-	-	-
Ending balance	$612	$563	$612	$563

Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis as described below.

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  Independent appraisals for collateral are obtained and are prepared using a combination of the market approach, cost approach and income approach.  However, the heaviest weighting is given to the market approach depending on the type of collateral being appraised.  Appraisals may be discounted by management based on historical experience, changes in market conditions from time of valuation and/or management’s knowledge of the borrower and the borrower’s business.  Such discounts are usually based on more qualitative factors but may be significant, therefore valuations for impaired loans are considered Level 3 in the hierarchy.  Values of impaired loans are reviewed on at least a quarterly basis to determine if specific allocations in the allowance for loan losses are adequate.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge for three or six months ended June 30, 2012 or 2011.

Other Real Estate

Other real estate is recorded at the lower of cost or fair value.  Fair value is measured based on independent appraisals and may be discounted by management based on historical experience and knowledge and changes in market conditions from time of valuation.  As such discounts may be significant, these inputs are considered Level 3 in the hierarchy for determining fair value.  Appraisals are prepared in accordance with regulatory standards and guidelines and usually incorporate a combination of the market approach, cost approach and income approach.  However, the most weighting is usually assigned to the market approach based on the most recent and comparable sales of similar properties.  Values of other real estate are reviewed at least annually or more often if circumstances require more frequent evaluations.

A summary of assets as of June 30, 2012 and December 31, 2011 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
June 30, 2012:
Assets:
Impaired loans	$ -	$ -	$ 9,210	$ 9,210
Loans held for sale	-	1,792	-	1,792
Other real estate owned	-	-	10,579	10,579
December 31, 2011:
Assets:
Impaired loans	$ -	$ -	$ 6,797	$ 6,797
Loans held for sale	-	2,616	-	2,616
Other real estate owned	-	-	11,073	11,073

Fair Value Estimates

ASC 820 requires disclosure of the estimated fair value of financial instruments for interim and annual periods.  The following assumptions were made and methods applied to estimate the fair value of each class of financial instruments not measured at fair value on the Consolidated Balance Sheets:

Cash and Cash Equivalents

Cash equivalents include amounts due from banks which do not bear interest and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.  For instruments that qualify as cash equivalents, the carrying amount is assumed to be fair value.

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The following table reflects fair value of financial instruments as of June 30, 2012 and December 31, 2011 (in thousands):

	Carrying	Level 1	Level 2	Level 3	Fair
	Amount	Inputs	Inputs	Inputs	Value
As of June 30, 2012:
Financial assets:
Cash and cash equivalents	$ 16,435	$16,435	$ -	$ -	$ 16,435
Interest bearing deposits in other banks	27,996	27,996	-	-	27,996
Investment securities	408,310	-	407,698	612	408,310
Loans, net of allowance	537,397	-	529,388	9,210	538,598
Loans held for sale	1,792	-	1,792	-	1,792
Accrued interest receivable	5,401	-	5,401	-	5,401
Federal Reserve Bank and Federal Home Loan Bank Stock	5,684	-	5,684	-	5,684
Other real estate owned	10,579	-	-	10,579	10,579
Bank owned life insurance	21,696	-	21,696	-	21,696
Financial liabilities:				-
Deposits	874,963	-	876,350	-	876,350
Short-term borrowings	36,149	-	36,208	-	36,208
Other borrowings	52,076	-	53,825	-	53,825
Other liabilities	9,836	-	9,836	-	9,836
Off-balance sheet arrangements				-
Commitments to extend credit	57,929	-	57,929	-	57,929
Standby letters of credit	3,123	-	3,123	-	3,123

As of December 31, 2011:
Financial assets
Cash and cash equivalents	$ 34,133	$ 34,133	$ -	$ -	$34,133
Interest bearing deposits in other banks	40,138	40,138	-	-	40,138
Investment securities	365,465	-	364,912	553	365,465
Loans, net of allowance	519,660	-	512,863	6,797	519,269
Loans held for sale	2,616	-	2,616	-	2,616
Accrued interest receivable	5,306	-	5,306	-	5,306
Federal Reserve Bank and Federal Home Loan Bank Stock	5,684	-	5,684	-	5,684
Other real estate owned	11,073	-	11,073	-	11,073
Bank owned life insurance	21,438	-	21,438	-	21,438
Financial liabilities				-
Deposits	855,672	-	855,672	-	857,299
Short-term borrowings	36,471	-	36,471	-	36,550
Other borrowings	47,328	-	47,328	-	49,230
Other liabilities	10,610	-	-	10,610	10,610
Off-balance sheet arrangements				-
Commitments to extend credit	77,861	-	77,861	-	77,861
Standby letters of credit	2,410	-	2,410	-	2,410

Note 12-Subsequent Events

The Company has reviewed subsequent events through August 6, 2012, the date the financial statements were available to be issued.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net income for the current quarter increased approximately $452,000 or 15.7% and earnings per share increased $0.14 or 17.7% when comparing second quarters 2012 and 2011.  For the quarter ended June 30, 2012, net income totaled $3.3 million compared to $2.9 million in second quarter 2011.  Increased earnings in 2012 were primarily the result of decreased provision for loan losses.  The Company recorded provision for loan losses totaling $300,000 during second quarter 2012 compared to approximately $650,000 in second quarter 2011.  Decreased provision for loan losses was due to modest loan growth of 3%, stability in overall quality of the loan portfolio, and charged off loans totaling approximately $396,000.   Allowance for losses on loans as a percent of total loans was 1.45% as of June 30, 2012 compared to 1.48% as of June 30, 2011 and 1.52% as of December 31, 2011.

The Company also remains steadfast in its commitment to quality growth balanced with strong liquidity and capital positions.  Total deposits increased $19.3 million or 2.4% from December 31, 2011 to June 30, 2012.  Other borrowings consisting primarily of advances from the Federal Home Loan Bank (“FHLB”) increased $4.7 million from December 31, 2011 to June 30, 2012.  Capital increased $6.3 million or 6.1% from December 31, 2011 to June 30, 2012 as a result of undistributed net income of $5.0 million and increase of $1.3 million in accumulated other comprehensive income due to overall appreciation of the investment portfolio in the most recent quarter.  Strong deposit growth resulted in total assets growth of $22.9 million or 2.4% from year-end 2011 to second quarter 2012.  Deposit growth and cash and cash equivalents were used to fund an increase of $42.8 million in available-for-sale securities and an increase of $17.6 million in loans.

Key performance metrics for the Company reflect preservation of capital and the impact of increased net income in first six months of 2012 compared to first six months of prior years.  Such key metrics are as follows:

	2012	2011	2010	2009	2008
Net income to average total assets	1.29%	1.20%	0.88%	0.89%	0.99%
Net income to average shareholders’ equity	12.78%	12.75%	9.72%	10.29%	11.78%
Dividends declared to net income	26.32%	24.69%	25.97%	39.39%	47.82%
Average equity to average assets	10.12%	10.22%	9.50%	9.50%	9.10%
Total equity to total assets	10.14%	9.73%	9.23%	8.60%	7.92%

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratios for the quarter ended June 30, 2012, 2011 and 2010 were 59.26%, 59.75%, and 50.41%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio is 8.21% for quarter ended June 30, 2012 compared to 8.05% and 7.50% for the quarters ended June 30, 2011 and 2010, respectively.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows for the quarter ended June 30, 2012, 2011 and 2010:

	At or for the Quarter Ended June 30,
	2012	2011	2010
Efficiency ratio:
Net interest income(1)	$9,720	$9,657	$9,087
Non-interest income(2)	3,007	2,805	3,164
Total revenue	12,727	12,462	12,251
Non-interest expense	7,542	7,446	6,176
Efficiency ratio	59.26%	59.75%	50.41%
Tangible common equity ratio:
Total equity capital	$109,782	$ 97,168	$88,877
Less:
Accumulated other comprehensive income	10,079	5,864	5,638
Goodwill	11,825	11,825	11,825
Other intangible assets	-	77	162
Tangible common equity	$87,878	$79,402	$71,252
Total assets	$1,082,806	$998,400	$962,552
Less:
Goodwill	11,825	11,825	11,825
Other intangible assets	-	77	162
Tangible assets	$1,070,981	$986,498	$950,565
Tangible common equity ratio	8.21%	8.05%	7.50%

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

Expansion

The Company, through its strategic planning process, intends to seek profitable opportunities that utilize excess capital and maximize income in Tennessee.  If the Company decides to acquire other banking institutions, its objective would be for asset growth and diversification into other market areas. Acquisitions and de novo branches might afford the Company increased economies of scale within the operation functions and better utilization of human resources. The Company would only pursue an acquisition or de novo branch if the board of directors determines it to be in the best interest of the Company and its shareholders.  The Company is currently considering opportunities to acquire other banking institutions but has not yet entered into any material definitive agreements regarding such opportunities.

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

Results of Operations

Earnings per share totaled $0.93 per share in second quarter 2012 compared to $0.79 per share in second quarter 2011.  The increase in earnings per share is primarily a result of decreased provision for loan losses and stable net interest income.  Non-interest income and non-interest expense components are discussed in detail below.

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest cost to fund those assets.  Net interest income was flat at $9.1 million for each of second quarters 2011 and 2012.  The net yield on average earning assets for second quarters 2012 and 2011 were 4.84% and 5.44%, respectively.  The decrease of 60 basis points in yield on earning assets is due to a combination of the continued historically low interest rate environment and due to a shift in the balance sheet.  Strong deposit growth over the past two years was invested primarily into lower yielding fed funds sold, interest bearing deposits in other banks and available-for-sale investment securities while loan demand has been weak.  Thus, average loans as a percent of total interest earning assets trended lower and totaled 55%, 62% and 67% for the quarter ended June 30, 2012, 2011 and 2010, respectively.

Cost of interest bearing liabilities decreased from 1.21% in second quarter 2011 to 0.93% in second quarter 2012.  Net interest margin for second quarter 2012 was 4.04% compared to 4.35% in second quarter 2011 and 4.28% for the year ended December 31, 2011.  Second quarter 2012 net interest margin decreased as cost of interest-bearing liabilities decreased less than the decreased yield on interest-earning assets.

Average earning assets to total average assets was 90% as of June 30, 2012 consistent with prior period ranges of 85-90%.  The dilution is caused by significant investments in fixed assets and Bank-owned life insurance (BOLI) policies, which total $51 million or 4.8% of total assets as of June 30, 2012.  The statement of cash flows reflects fixed assets purchases of approximately $532,000 in first two quarters 2012 and $538,000 during first two quarters 2011.  Earnings on BOLI policies are included in other non-interest income and totaled approximately $138,000 in second quarter 2012 compared to $169,000 in second quarter 2011.

Average interest-bearing deposits in quarter ended June 30, 2012 reflect an increase of $30 million or 4.2% when compared to the same period in 2011.  Cost of interest bearing deposits decreased 28 basis points from second quarter 2011 to second quarter 2012.

The following quarterly average balances, interest, and average rates are presented in the following table (dollars in thousands):

	QUARTER ENDING JUNE 30,
	2012			2011			2010
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans(1)(2)(3)	$531,695	$8,100	6.09%	$548,354	$8,692	6.34%	$567,617	$9,076	6.40%
Taxable investment securities	276,429	1,828	2.65%	207,282	1,678	3.24%	169,570	1,606	3.79%
Tax-exempt investment securities(4)	116,588	1,691	5.80%	106,724	1,670	6.26%	92,787	1,483	6.39%
Interest earning deposits in banks	22,497	18	0.32%	16,475	14	0.34%	1,054	2	0.76%
Federal funds sold	14,804	9	0.24%	8,679	7	0.32%	13,934	11	0.32%
Total interest earning assets	962,013	11,646	4.84%	887,514	12,061	5.44%	844,962	12,178	5.77%
Cash and due from banks	13,488			13,405			16,997
Bank premises and equipment	29,356			29,809			30,505
Other non-earning assets	64,497			66,483			65,951
Total Assets	$1,069,354			$997,211			$958,415

LIABILITIES AND EQUITY
Interest bearing deposits	$ 744,063	1,542	0.83%	$714,027	1,983	1.11%	$660,619	2,189	1.33%
Other interest bearing liabilities	85,315	384	1.80%	79,124	421	2.13%	109,158	902	3.31%
Total interest bearing liabilities	829,378	1,926	0.93%	793,151	2,404	1.21%	769,777	3,091	1.61%
Non-interest bearing demand deposits	120,107			103,333			94,781
Other non-interest bearing liabilities	10,539			6,026			6,086
Total liabilities	960,024			902,510			870,644
Total equity	109,330			94,701			87,771
Total liabilities and equity	$1,069,354			$997,211			$958,415
Net interest income		$9,720			$9,657			$9,087
Net yield on average earning assets			4.04%			4.35%			4.30%

___________________

(1)	Loan totals are loans held for investments and net of unearned income and loan loss reserves.
(2)	Fee income on loans held for investment is included in interest income and computations of the yield.
(3)	Includes loans on non-accrual status.
(4)	Interest and rates on securities that are non-taxable for federal income tax purposes are presented on a taxable equivalent basis based on the Company’s statutory federal tax rate of 34%.

Provision for loan losses totaled approximately $300,000 in second quarter 2012 compared to approximately $650,000 in second quarter 2011.  Net charged-off loans for first six months of 2012 totaled approximately $413,000 compared to approximately $989,000 in first six months of 2011.  Allowance for losses on loans as a percent of total loans was 1.45% as of June 30, 2012 compared to 1.48% as of June 30, 2011 and 1.52% as of December 31, 2011.  See also Nonperforming Loans and Allowance for Loan Losses section below.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income increased approximately $202,000 or 7.2% when comparing second quarters 2012 and 2011.  Non-interest income contributed 21.4% of total revenue in second quarter 2012 compared to 19.5% of total revenue in second quarter 2012.

Increased non-interest income in second quarter 2012 is a result of increased mortgage banking income, increased service charges on deposit accounts, and reduced net losses on sale or write down of foreclosed property.  Income from fiduciary activities was flat at approximately $185,000 in second quarter 2012 compared to $191,000 in second quarter 2011.  Mortgage banking income increased approximately $224,000 or 185% due to higher volume of mortgage originations in second quarter 2012 compared to second quarter 2011 as mortgage rates continue at historical lows.  Service charges on deposits increased approximately $174,000 or 10.5% due to increased fee and interchange income related to ATM and debit card usage.  Brokerage fees increased approximately $61,000 or 18.0% from second quarter 2011 to second quarter 2012 due to increased sales from new and existing accounts.  Loss on sale of foreclosed property consists of losses on the sale of other real estate and valuation adjustments made subsequent to foreclosures and totaled approximately $253,000 in net losses for second quarter 2012 compared to net losses of $452,000 in second quarter 2011.

Income from White and Associates/First Citizens Insurance, LLC, a full-service insurance agency (“WAFCI”), was included in Income from Insurance Activities in the Consolidated Statements of Income.  Non-interest income generated by WAFCI for second quarter 2012, 2011 and 2010 totaled approximately $179,000, $114,000 and $159,000, respectively.   Income from insurance activities also includes commissions from sale of credit life policies and the Company’s proportionate share of income from the Bank’s other 50% owned insurance agency.

The following table compares non-interest income for second quarter of 2012, 2011 and 2010 (dollars in thousands):

	Total	Increase (Decrease)		Total	Increase (Decrease)		Total
	2012	Amount	%	2011	Amount	%	2010
Mortgage banking income	$345	$224	185.12%	$121	($156)	-56.32%	$277
Income from fiduciary activities	185	(6)	-3.14%	191	5	2.69%	186
Service charges on deposit accounts	1,825	173	10.47%	1,652	(111)	-6.30%	1,763
Brokerage fees	400	61	17.99%	339	96	39.51%	243
Earnings on bank owned life insurance	138	(30)	-17.86%	168	40	31.25%	128
Gain (loss) on sale of foreclosed property	(253)	199	-44.03%	(452)	351	-43.71%	(803)
Gain on sale of available-for-sale securities	6	(475)	-98.75%	481	(515)	-51.71%	996
Income from insurance activities	185	64	52.89%	121	(84)	-40.98%	205
Gain on disposition of property	-	-	n/a	-	-	n/a	-
Other non-interest income	176	(8)	-4.35%	184	8	4.55%	176
Total non-interest income	$3,007	$202	7.20%	$2,805	($366)	-11.54%	$3,171

No other-than-temporary impairment losses were recognized in the three or six months ended June 30, 2011 or 2012.  See Investment Securities section for additional information.

Non-interest expense represents operating expenses of the Company and increased $96,000 or 1.3% second quarter 2012 compared to second quarter 2011.  Salary and benefits expense is the largest component of non-interest expense and increased approximately $90,000 or 2.15% from second quarter 2011 to second quarter 2012.  Increased salary and benefit expense is a result of overall increase in base salaries of approximately 1% and increased employee benefit expense related to accruals for discretionary contributions to the Bank’s Employee Stock Ownership Plan,

Depreciation and net occupancy expense combined were flat when comparing second quarter 2012 to second quarter 2011.  Data processing (which includes computer services) expense increased approximately $82,000 due to timing of expenses related to various information technology projects related to our core processor, online banking, outsourcing of certain data processing functions, network security and maintenance.  Data processing is and will continue to be a significant component of non-interest expense as a result of strategic efforts to ensure integrity and security of customer data and in order to comply with ever increasing regulatory burdens.

Legal fees totaled approximately $77,000 and $103,000 in second quarter 2012 and 2011, respectively.  These fees relate to legal costs associated with the normal course of business including but not limited to collection efforts on loans and consulting on corporate matters such as regulatory compliance.  Stationary and supplies expense totaled approximately $60,000 in second quarter 2012 compared to $56,000 for the same period in 2011 primarily due to overall increased cost of paper and other routine supplies.

While FDIC insurance premium continues to be a major component of non-interest expense, it has been on a decreasing trend due to the favorable impact of the changes in how premiums are assessed.  Premiums for FDIC insurance decreased approximately $60,000 in second quarter 2012 compared to second quarter 2011.

Other real estate expense for second quarter 2012 was approximately $115,000 compared to approximately $199,000 in second quarter 2011.  See Other Real Estate section below for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter decreased approximately $7,000 in second quarter 2012 as the core deposit intangible was fully amortized in May 2012 and therefore has a zero balance as of June 30, 2012.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $172,000 or 2.3% of other non-interest expense in second quarter 2012 compared to approximately $153,000 or 2.0% of total non-interest expense in second quarter 2011.  All marketing or advertising items are expensed at the time they are incurred.

The following table compares non-interest expense for second quarter of 2012, 2011 and 2010 (dollars in thousands):

	Total 2012	Increase (Decrease)		Total 2011	Increase (Decrease)		Total 2010
		Amount	%		Amount	%
Salaries and employee benefits	$4,285	$90	2.15%	$4,195	$1,225	41.25%	$2,970
Net occupancy expense	438	20	4.78%	418	(9)	-2.11%	427
Depreciation	448	0	0.00%	448	20	4.67%	428
Data processing expense	460	82	21.69%	378	(29)	-7.13%	407
Legal fees	77	(26)	-25.24%	103	37	56.06%	66
Stationary and office supplies	60	4	7.14%	56	3	5.66%	53
Amortization of intangibles	14	(7)	-0.3333	21	0	0	21
Advertising and promotions	172	19	12.42%	153	(19)	-11.05%	172
Premiums for FDIC insurance	159	(60)	-27.40%	219	(81)	-27.00%	300
Expenses related to other real estate owned	115	(84)	-42.21%	199	22	12.43%	177
Other non-interest expenses	1,314	58	4.62%	1,256	101	8.74%	1155
Total non-interest expense	$7,542	$96	1.29%	$7,446	$1,270	20.56%	$6,176

Changes in Financial Condition

Total assets were $1.1 billion as of June 30, 2012.  Total assets increased $29.3 million or 2.8% (annualized 5.6%) during first six months of 2012 primarily as a result of an increase of $19.3 million in total deposits.  Deposit growth from first six months of 2012 and existing cash were used to fund $42.8 million increase in available-for-sale investment securities and $17.6 million increase in loans.  The Company remains steadfast in its commitment to asset quality by not compromising underwriting standards in order to grow its loan portfolio.

Deposit growth of 2.3% during first half of 2012 primarily occurred in the savings category.  Savings deposits increased $9.4 million or 2.4% during first six months of 2012 while demand deposits increased $6.3 million or 5.3% during the same period.  Demand deposits have been in excess of $110 million during the first six months of 2012 with an average for the six-month period of $118 million.  Time deposits increased $3.6 million or approximately 1%.

Securities sold under agreements to repurchase decreased approximately $322,000 or less than 1% since year-end 2011.  Other borrowings increased $4.7 million in first half of 2012 due to issuance of one $5 million FHLB long-term amortizing advance.

Capital increased $6.3 million as a result of undistributed net income totaling $5.0 million during the first six months of 2012 and increased accumulated other comprehensive income (“AOCI”).  AOCI increased $1.3 million from December 31, 2011 to June 30, 2012 due to increased overall appreciation in the available-for-sale investment securities portfolio.

Investment Securities

Investment securities are primarily held in the bank’s subsidiary, First Citizens Investments, Inc. and in its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Quarterly average rates for taxable securities for the second quarter 2012 decreased 59 basis points while tax exempt securities decreased 46 basis points compared to second quarter 2011.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 71% of total portfolio.  The Company’s goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of $201 million as of June 30, 2012.

The carrying value of investment securities as of June 30 for each of the years indicated were as follows (in thousands):

	2012	2011	2010	2009	2008
U.S. Treasury and government agencies	$291,208	$213,583	$170,206	$143,530	$137,100
State and political subdivisions	116,441	110,244	92,222	76,783	54,244
All other	661	606	1,949	1,935	4,112
Total investment securities	$408,310	$324,433	$264,377	$222,248	$195,456

Investments are classified according to intent under generally accepted accounting principles.  There are no securities classified in the trading or held-to-maturity category for any period presented in this report.  Amortized cost and fair market value of available-for-sale securities as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	Amortized Cost	Fair Value
As of June 30, 2012:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$283,896	$291,208
Obligations of states and political subdivisions	105,916	116,441
All other	2,166	661
Total investment securities	$391,978	$408,310
As of December 31, 2011:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$242,459	$249,240
Obligations of states and political subdivisions	106,554	115,634
All other	2,194	591
Total investment securities	$351,207	$365,465

Accumulated other comprehensive income reflects $10.1 million net unrealized gain on securities, net of tax as of June 30, 2012.  During first two quarters of 2012, net unrealized gains on securities increased $1.3 million from year end 2011 primarily due to increase in overall market values of securities held in the portfolio.

The Company held no derivative transactions as of June 30, 2012 or December 31, 2011.

Loans

The following table sets forth total loans held for investment net of unearned income by category for the as of June 30 for the years indicated (in thousands):

	2012	2011	2010	2009	2008
Commercial, financial and agricultural	$89,741	$75,836	$82,388	$81,614	$91,291
Real estate-construction	37,665	45,416	55,433	76,337	109,788
Real estate-mortgage	386,759	404,492	401,261	402,071	381,407
Installment loans to individuals	26,757	29,903	32,021	34,351	36,928
Other loans	4,401	4,404	4,552	4,824	10,906
Total loans	$545,323	$560,051	$575,655	$599,197	$630,320

Loans increased $17.6 million from December 31, 2011 to June 30, 2012 and decreased $14.7 million from June 30, 2011 to June 30, 2012.  Real estate loans decreased $25.5 million from June 30, 2011 to June 30, 2012.  Commercial, financial and agricultural loans increased $13.9 million when comparing June 30, 2012 to June 30, 2011.  Loan demand was weak during 2011 and growth levels remain modest through second quarter 2012.  The Company continues strategic caution with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for approximately $424 million or 78% of total loans.  Commercial and residential construction loans comprised $38 million or 6.9% of the total loans.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction) were the largest category comprising 33% of total loans.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital.  The Bank’s legal lending limit at June 30, 2012 was $15.8 million.  Although the Bank’s legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of June 30, 2012.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to commerce of the Company’s core market in Dyer County, Tennessee, generating over $100 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $84 million of total loans as of June 30, 2012 compared to $77 million as of June 30, 2011.  Net charge-offs in this category were approximately $76,000 for the six months ended June 30, 2011 and less than $1,000 for the six months ended June 30, 2012.

Non-Performing Loans and Allowance for Loan Losses

Non-accrual loans totaled $8.6 million as of June 30, 2012.  The increasing trend of non-accrual loans is due primarily to two factors.  The first factor is that the Bank has a small volume of higher balance loans for which the resolution process has been delayed primarily due to lengthy bankruptcy processes.  The second factor is that while some non-accrual loans are paying and showing improvements, those loans have not yet been on a paying status for long enough or shown enough financial improvement to return to full accrual status.  These loans were primarily identified as problem loans and placed on non-accrual status in previous quarters.  The volume of newly identified problems loans has stabilized in recent months resulting in reduced level of charge offs.  See also Note 6 and 7 for additional information regarding the loan portfolio and the allowance for loan losses.

Non-current loans at second quarter end 2012 were 1.7% of total loans compared to 1.4% as of second quarter end 2011.  Non-performing loans have historically been in the range of 1-2% of total loans over the past four years.  The following table sets forth the balance of non-performing assets as of June 30, for the years indicated (in thousands):

	2012	2011	2010	2009	2008
Non-accrual loans:
Commercial, financial and agricultural	$ 646	$ 627	$ 522	$ 298	$ 581
Real estate-construction	655	1,388	1,280	3,489	45
Real estate-mortgage	7,220	2,397	1,485	4,990	859
Installment loans to individuals	232	200	61	38	48
Total non-accrual loans	8,753	4,612	3,348	8,815	1,533
Loans 90 days past due accruing interest:
Commercial, financial and agricultural	35	$535	$0	$29	38
Real estate-construction	51	0	0	609	46
Real estate-mortgage	407	2,528	1,164	2,469	1896
Installment loans to individuals	0	44	50	3	53
Total loans 90 days past due accruing interest	493	3,107	1,214	3,110	2,033
Total non-current loans	$9,246	$7,719	$4,562	$11,925	$3,566
Total non-current loans as % of total loans	1.70%	1.38%	0.79%	2.02%	0.60%
Troubled debt restructuring:
Commercial, financial and agricultural	$ 242	$ 12	$ 20	$ 22	$ 29
Real estate-construction	1,332	0	0	0	0
Real estate-mortgage	3,925	2,752	3,002	1,137	1,145
Installment loans to individuals	211	48	84	107	83
Total troubled debt restructuring	$5,710	$2,812	$3,106	$1,266	$1,257
Total troubled debt restructuring as a % of total loans	1.05%	0.52%	0.57%	0.23%	0.23%
OREO and other repossessed property	$10,579	$12,934	$13,344	$4,425	$3,110
Non-accrual debt securities	334	367	19	0	0
Total other non-performing assets	$10,913	$13,301	$13,363	$4,425	$3,110
Total other non-performing assets as % of total assets	1.03%	1.33%	1.40%	0.48%	0.35%

The allowance for loan losses totaled 1.45% as of June 30, 2012 compared to 1.52% as of December 2011 and 1.48% as of June 30, 2011.  An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of loans charged off for first two quarters 2012 totaled approximately $413,000 compared to approximately $989,000 and $5.7 million in second quarter 2011 and 2010, respectively.  Due to the reduced level of net loans charged off, modest loan growth of 3%, and overall stabilization in the portfolio, provision for loan loss expense totaled $300,000 for the first six months of 2012 compared to $1.2 million for the same period in 2011.

The following recaps activity in the allowance for the first two quarters for each of the past five year and the allowance for loan losses as a percent of total loans as of June 30 for each of the years presented:

	Year-To-Date Ended June 30,
	2012	2011	2010	2009	2008
Allowance for loan losses:
Beginning of period balance	$8,039	$8,028	$8,784	$7,300	$6,328
Loans charged off	(1,092)	(1,151)	(5,903)	(1,869)	(701)
Recovery of loans previously charged off	679	162	171	223	198
Net loans charged-off	(413)	(989)	(5,732)	(1,646)	(503)
Provision for loan losses	300	1,225	5,050	3,200	1,108
End of period balance	$7,926	$8,264	$8,102	$8,854	$6,933

Loans, end of period balance	$545,323	$560,051	$575,523	$599,197	$630,320
Allowance for loan losses as % of total loans	1.45%	1.48%	1.41%	1.48%	1.10%

The following table recaps activity in the allowance for loan losses in second quarter for the past five years and the ratio of net charge offs for the quarter as a percentage of average loans outstanding (dollars in thousands):

	Quarter Ended June 30,
	2012	2011	2010	2009	2008
Average net loans outstanding	$531,695	$548,354	$567,617	$585,686	$608,261
Allowance for loan losses:
Balance at beginning of period	$8,435	$8,305	$8,976	$8,430	$6,342
Loans charged off	(858)	(782)	(3,989)	(539)	(248)
Recovery of loans previously charged off	49	91	65	163	98
Net loans charged off	(809)	(691)	(3,924)	(376)	(150)
Provision for loan losses charged to expense	300	650	3,050	800	741
Balance at end of period	$7,926	$8,264	$8,102	$8,854	$6,933
Ratio of net charged off loans to average net loans outstanding	0.15%	0.13%	0.69%	0.06%	0.02%

Net loans charged off in second quarter for each of last five years by category were as follows (dollars in thousands):

	2012	2011	2010	2009	2008
Charge-offs:
Domestic:
Commercial, financial and agricultural	($28)	($416)	($209)	($26)	($68)
Real estate-construction	(54)	(204)	(14)	(143)	(93)
Real estate-mortgage	(758)	(130)	(204)	(44)	(138)
Installment loans to individuals and credit cards	(18)	(32)	(112)	(35)	(112)
Total charge-offs	($858)	($782)	($539)	($248)	($411)
Recoveries:
Domestic:
Commercial, financial and agricultural	8	9	9	6	2
Real estate-construction	24	51	94	0	10
Real estate-mortgage	9	6	31	61	32
Installment loans to individuals and credit cards	8	25	29	30	18
Total recoveries	49	91	163	97	62
Net loans charged off	($809)	($691)	($376)	($151)	($349)

Other Real Estate

The book value of other real estate owned (“OREO”) was $10.6 million as of June 30, 2012 and $11.1 million at December 31, 2011.

As of current quarter end, there were over 100 properties in OREO consisting primarily of residential lots, land for development and other commercial purpose properties.  Approximately 84% of the $10.8 million in OREO is located in Shelby County, Tennessee and surrounding counties.  Approximately 14% of the $10.8 million in OREO located in or around Williamson County, Tennessee.  Management continues efforts to market and liquidate OREO with minimal losses.  A lack of consumer confidence in a struggling economy continues to suppress sales of real estate as well as placing ongoing pressure on real estate values.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of acquisition of the property is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Write-downs subsequent to foreclosure and gains or losses on the sale of OREO are reported in Loss on Sale of Foreclosed Property in the Non-Interest Income section of the Consolidated Income Statements.  The net loss on sale or writedown of OREO for second quarter 2012 totaled approximately $253,000 compared to approximately $452,000 for second quarter 2011.

Other real estate expenses totaled approximately $115,000 in second quarter 2012 compared to approximately $199,000 in second quarter 2011.  Other real estate expenses consist of expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs.

Activity in OREO for second quarter 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010
Beginning balance	$10,832	$13,205	$11,035
Acquisitions	243	1,236	4,668
Capitalized costs	-	4	10
Dispositions	(243)	(1,059)	(1,566)
Valuation adjustments through earnings	(253)	(452)	(803)
Ending balance	$10,579	$12,934	$13,344

Liquidity

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Company’s primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based deposits accounted for 90% of the funding as of June 30, 2012, June 30, 2011 and year-end 2011.  As of both June 30, 2012 and December 31, 2011, the Company had $23 million in deposit funds from the State of Tennessee.

The Bank participates in Certificate of Deposit Account Registry Service (“CDARS”).  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit (“CDs”) (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank’s ability to attract and retain large-denomination depositors without having to place them in a Sweep or Repurchase Agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank’s customers, purchase time deposits (referred to as “One-Way Buy” deposits) or to sell excess deposits (referred to as “One-Way Sell” deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and “One-Way Buy” deposits in the CDARS program totaling $18 million as of June 30, 2012 compared to $27 million as of June 30, 2011 and $23 million as of December 31, 2011.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes.

The Bank’s liquidity position remains strong as growth in capital and deposits has equaled or outpaced asset growth in recent quarters.  Also, the Company reduced its reliance on brokered deposits and wholesale borrowings over the past two years.  Securities sold under agreements to repurchase decreased approximately $322,000 from December 31, 2011 to June 30, 2012.  Borrowed funds from the FHLB totaled $42 million or 4.3% as of June 30, 2012 compared to $35 million or 3.9% of total funding as of June 30, 2011 and $37 million or 3.9% of total funding as of December 31, 2011.  The reduction in borrowings is a result of repayment of matured advances as well as principal payments on amortizing advances.

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

As of June 30, 2012, the Bank has available lines of credit for federal fund purchases totaling $54.5 million with four correspondent banks as well as additional borrowing capacity of $109 million with FHLB.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

Capital Resources

Management of shareholder equity in a highly regulated environment requires a balance between leveraging and return on equity while maintaining adequate capital amounts and ratios. Total capital increased 6.2% during first six months of 2012 to $109.8 million.  The increase in capital consists of an increase in unrealized gains on available-for-sale securities as well as undistributed net income.  The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.  Total risk-based capital ratio as of June 30, 2012 was 17.4%, significantly in excess of the 10% mandated by regulatory guidelines to be considered a well-capitalized institution.  Total equity to assets was 10.14% as of June 30, 2012 compared to 9.73% as of June 30, 2011 and 9.82% as of December 31, 2011.

Dividends per share were $0.25 per share in second quarter 2012 compared to $0.20 per share in second quarter 2011 and $0.15 per share in second quarter 2010.  The Company continues to pursue a conservative dividend strategy as part of its strategic efforts to maintain a strong capital base.  The dividend payout ratio was 26.3% for six months ended June 30, 2012 compared to 24.7% and 26.0% for same period in 2011 and 2010, respectively.  The Company anticipates continuing to pay quarterly dividends of $0.25 per share in 2012 and consideration of a special dividend contingent on the Company’s actual and projected earnings and capital levels in December 2012.  The dividend payout ratio for the year ending December 31, 2012 is expected to be in the range of 30-40%, consistent with the prior year.

The Company has not re-purchased or sold shares of its own stock in the open market during second quarter 2012.  The Company has no formal plans or programs in place to repurchase common stock.

Recently Issued Accounting Standards

There were no accounting standards updates issued by the Financial Accounting Standards Board during the first six months of 2012.

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, use an interest rate swap, and increased mortgage-related investments securities to provide constant cash inflows.  As of June 30, 2012, the Company is in a liability sensitive position in which the Company would likely experience a dilution in net interest margin in a rising rate environment.  Interest rate risk exposures are within policy limits. Net interest margin trended down to the range of 4.0% to 4.1% for the first two quarters of 2012 after being the 4.2% to 4.3% range the past two years.  The decreased margin in 2012 is primarily due to shift in balance sheet as asset growth has occurred in lower yielding cash and investments during the recent periods of strong deposit growth but weak loan demand.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended June 30, 2012, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of June 30, 2012 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

First Citizens Bancshares, Inc.
(Registrant)

Date: August 9, 2012	/s/ Jeffrey D. Agee
Jeffrey D. Agee,
Chief Executive Officer and President

Date: August 9, 2012	/s/Laura Beth Butler
Laura Beth Butler,
Executive Vice President and Chief Financial Officer