Form 10-Q
period 2014-09-30
FIRST CITIZENS BANCSHARES INC /TN/
filed 2014-11-10
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	(Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

As of September 30, 2014, there were 3,569,379 shares of common stock and 37,220 shares of Class A common stock outstanding.

i

PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In Thousands)

	UNAUDITED
	September 30, 2014	December 31, 2013(1)
ASSETS
Cash and due from banks	$ 15,074	$ 19,780
Federal funds sold	10,141	5,469
Cash and cash equivalents	25,215	25,249
Interest-bearing deposits in other banks	45,259	21,865
Investment securities:
Available-for-Sale, stated at market	437,789	456,525
Loans (excluding unearned income of $445 at September 30, 2014 and $434 at December 31, 2013)	611,920	580,236
Less: Allowance for loan losses	7,550	7,818
Net loans	604,370	572,418
Loans held-for-sale	882	3,098
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,684	5,684
Premises and equipment	35,540	34,152
Accrued interest receivable	6,570	5,011
Goodwill	13,651	13,651
Other intangible assets	352	384
Other real estate owned	5,485	6,826
Bank-owned life insurance policies	22,786	22,466
Other assets	7,072	7,143
TOTAL ASSETS	$1,210,655	$1,174,472

LIABILITIES AND EQUITY
Non-interest bearing demand deposits	$138,858	$ 142,673
Interest bearing time deposits	338,253	337,790
Interest bearing savings deposits	501,781	488,067
Total deposits	978,892	968,530
Securities sold under agreements to repurchase	42,291	36,808
Other borrowings	56,810	51,167
Other liabilities	8,068	5,361
Total liabilities	1,086,061	1,061,866

 (1) Derived from audited financial statements.

FIRST CITIZENS BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (cont’d)

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In Thousands)

	UNAUDITED
	September 30, 2014	December 31, 2013 (1)
Equity
Class A common stock, no par value – 1,000,000 authorized; 37,220 issued and outstanding at September 30, 2014 and none authorized, issued or outstanding at December 31, 2013	$ 37	$ -
Common stock, no par value - 10,000,000 authorized; 3,717,593 issued and 3,569,379 outstanding at September 30, 2014 and 3,717,593 issued and 3,607,754 outstanding at December 31, 2013	3,681	3,718
Surplus	15,331	15,331
Retained earnings	102,454	94,889
Accumulated other comprehensive income (loss)	4,114	(361)
Total common stock and retained earnings	125,617	113,577
Less-111,001 treasury shares, at cost as of September 30, 2014 and 109,839 treasury shares, at cost as of December 31, 2013	3,078	3,026
Total shareholders' equity	122,539	110,551
Non-controlling (minority) interest in consolidated subsidiary	2,055	2,055
Total equity	124,594	112,606
TOTAL LIABILITIES AND EQUITY	$1,210,655	$1,174,472

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$8,182	$8,201	$24,208	$24,196
Interest and dividends on investment securities:
Taxable	1,635	1,672	5,164	5,268
Tax-exempt	1,326	1,178	3,935	3,476
Dividends	47	50	143	150
Other interest income	19	22	56	67
Total interest income	11,209	11,123	33,506	33,157
Interest expense
Interest on deposits	1,168	1,194	3,493	3,661
Other interest expense	318	354	929	1,048
Total interest expense	1,486	1,548	4,422	4,709
Net interest income	9,723	9,575	29,084	28,448
Provision for loan losses	250	187	625	775
Net interest income after provision for loan losses	9,473	9,388	28,459	27,673
Non-interest income
Mortgage banking income	280	293	787	1,174
Income from fiduciary activities	270	204	668	663
Service charges on deposit accounts	1,200	1,278	3,444	3,595
Income from ATM and debit cards	693	639	1,979	1,856
Brokerage fees	396	341	1,126	1,041
Earnings on bank owned life insurance	149	145	441	465
Loss on sale or write down of other real estate owned	(190)	(84)	(194)	(291)
Gain on sale or call of available-for-sale securities	-	-	1,291	303
Gain on disposition of property	-	-	-	-
Income from insurance activities	175	195	672	762
Other non-interest income	188	279	505	623
Total non-interest income	3,161	3,290	10,719	10,191

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (cont’d)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in Thousands Except for Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Salaries & employee benefits	$5,005	$4,680	$14,796	$14,027
Net occupancy expense	439	452	1,338	1,196
Depreciation	506	504	1,469	1,446
Data processing expense	460	315	1,459	1,206
Legal and professional fees	333	114	844	333
Stationary and office supplies	67	52	177	157
Amortization of intangibles	11	11	32	32
Advertising and promotions	239	326	663	763
Premiums for FDIC insurance	165	207	481	555
Expenses related to other real estate owned	103	121	259	373
ATM and debit card fees and expenses	296	288	885	1,174
Other non-interest expense	1,418	1,139	3,677	3,325
Total other non-interest expense	$9,042	$8,209	$26,080	$24,587
Net income before income taxes	3,592	4,469	13,098	13,277
Provision for income tax expense	$ 581	$ 971	$ 2,829	$ 3,080
Net income	3,011	3,498	10,269	10,197
Earnings per common share	$ 0.84	$ 0.97	$ 2.85	$ 2.83
Weighted average shares outstanding	3,607	3,608	3,607	3,608

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014, AND 2013

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$3,011	$3,498	$10,269	$10,197
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	483	(331)	4,475	(9,183)
Total other comprehensive income	483	(331)	4,475	(9,183)
Total comprehensive income	$3,494	$3,167	$14,744	$1,014

Related tax effects allocated to each component of other comprehensive income were as follows:

	Before-tax	Tax (Expense)	Net-of-tax
	Amount	or Benefit	Amount

Three months ended September 30, 2014:
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$783	$(300)	$483
Reclassification adjustments for net gains included in net income	-	-	-
Net unrealized gains (losses)	$783	$(300)	$483

Three months ended September 30, 2013:
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period	$(536)	$205	$(331)
Reclassification adjustments for net gains included in net income	-	-	-
Net unrealized (losses) gains	$(536)	$205	$(331)

Nine months ended September 30, 2014:
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period	$7,846	$(3,004)	$4,842
Reclassification adjustments for net gains included in net income	(595)	228	(367)
Net unrealized (losses) gains	$7,251	$(2,776)	$4,475

Nine months ended September 30, 2013:
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period	$(14,578)	$5,582	$(8,996)
Reclassification adjustments for net gains included in net income	(303)	116	(187)
Net unrealized (losses) gains	$(14,881)	$5,698	$(9,183)

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In Thousands)

							Accum.
	Class A						Other		Non-
	Common Stock		Common Stock			Retained	Compre.	Treasury	Controlling
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income	Stock	Interests	Total
	(#)	($)	(#)	($)	($)	($)	($)	($)		($)
Balance January 1, 2013	0	$0	3,718	$3,718	$15,331	$85,771	$10,291	$(3,026)	$2,055	$114,140
Comprehensive income:
Net income, nine months ended September 30, 2013						10,197				10,197
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax							(9,183)			(9,183)
Total comprehensive income						10,197	(9,183)			1,014
Cash dividends paid - $0.75 per share						(2,706)				(2,706)
Balance September 30, 2013	0	$0	3,718	$3,718	$15,331	$93,262	$1,108	$(3,026)	$2,055	$112,448

Balance January 1, 2014	0	$0	3,718	$3,718	$15,331	$94,890	$(361)	$(3,027)	$2,055	$112,606
Comprehensive income:
Net income, nine months ended September 30, 2014						10,269				10,269
Adjustment of unrealized gain (loss) on
securities available-for-sale, net of tax							4,475			4,475
Total comprehensive income						10,269	4,475			14,744
Cash dividends paid - $0.75 per share						(2,705)				(2,705)
Class A Common Stock (no par)	37	37	(37)	(37)						-
Treasury stock purchases								(51)		(51)
Balance September 30, 2014	37	$37	3,681	$3,681	$15,331	$102,454	$4,114	$(3,078)	$2,055	$124,594

See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in Thousands)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$ 10,793	$ 7,543
Investing activities:
(Increase) Decrease in interest bearing deposits in banks	(23,394)	20,402
Proceeds of maturities of available-for-sale securities	36,636	60,009
Proceeds of sales of available-for-sale securities	22,845	29,317
Purchase of available-for-sale securities	(32,655)	(66,352)
Increase in loans-net	(31,164)	(43,395)
Proceeds from sale of other real estate	1,030	648
Purchases of premises and equipment	(2,857)	(1,357)
Net cash used by investing activities	(29,559)	(728)
Financing activities:
Net (decrease) increase in demand accounts	(3,815)	854
Net (decrease) increase in savings accounts	13,714	(788)
Net increase (decrease) in time deposits	463	(16,549)
Increase in other borrowings	5,643	7,828
Treasury stock purchases	(51)	(1)
Cash dividends paid	(2,705)	(2,706)
Net increase in securities sold under agreements to repurchase	5,483	1,611
Net cash provided by (used in) financing activities	18,732	(9,751)
Decrease in cash and cash equivalents	(34)	(2,936)
Cash and cash equivalents at beginning of period	25,249	28,199
Cash and cash equivalents at end of period	$25,215	$25,263

Supplemental cash flow disclosures:
Interest payments, net	$4,531	$4,756
Income taxes paid, net	3,125	3,291
Transfers from loans to foreclosed assets	1,453	262
Transfers from foreclosed assets to loans	1,616	54

See accompanying notes to consolidated financial statements.

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of September 30, 2014, the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by First Citizens Bancshares, Inc. (the “Company”) without an audit.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for all periods presented have been made. Operating results for the reporting periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2014.  For further information, refer to the audited consolidated financial statements and footnotes in the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 21, 2014 (File No. 333-197512).

Certain prior year balances have been reclassified to conform to current year presentation.  The consolidated financial statements include all accounts of the Company, and its subsidiary, First Citizens National Bank (the “Bank”).  First Citizens (TN) Statutory Trusts III and IV are reported under the equity method in accordance with generally accepted accounting principles for Variable Interest Entities for all periods presented.  These investments are included in other assets and the proportionate share of income (loss) is included in other non-interest income.  The Bank also has two wholly owned subsidiaries, First Citizens Financial Plus, Inc. and First Citizens Investments, Inc., which are consolidated into its financial statements.

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

The Bank has a 50% ownership interest in two insurance subsidiaries both of which are accounted for using the equity method.  One is White and Associates/First Citizens Insurance, LLC, which is a general insurance agency offering a full line of insurance products.  The other is First Citizens/White and Associates Insurance Company whose principal activity is credit insurance.  On September 29, 2014, the credit insurance company, First Citizens/White and Associates Insurance Company, was dissolved and assets are in process of liquidation as of September 30, 2014.  The investment in these subsidiaries is included in Other Assets on the Balance Sheets presented in this report and earnings from these subsidiaries are recorded in Other Income on the Income Statements presented in this report.

On October 1, 2014, by virtue of the merger of its parent company, Southern Heritage Bancshares, Inc. (“Southern Heritage”), into the Company, Southern Heritage Bank became a wholly-owned subsidiary of the Company.  Southern Heritage Bank was not a subsidiary of the Company at any time during the periods reported in this Quarterly Report on Form 10-Q.

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

Note 4 -- Cash Reserves and Interest-Bearing Deposits in Other Banks

The Bank maintains cash reserve balances as required by the Federal Reserve Bank.  Average required balances during third quarter ended September 30, 2014 and the year ended December 31, 2013 were approximately $500,000.  Amounts above the required minimum balance are reported as Interest-Bearing Deposits in Other Banks on the Consolidated Balance Sheets.  Balances in excess of required reserves held at the Federal Reserve Bank as of September 30, 2014 and December 31, 2013 were $43.2 million and $19.8 million, respectively.  Interest-bearing deposits in other banks also include short-term certificates of deposit held in increments that are within FDIC insurance limits and totaled $2.1 million as of September 30, 2014 and $2.0 million as of December 31, 2013.

Note 5 – Investment Securities

The amortized cost and fair value of securities as of September 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2014:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$292,051	$3,183	$(5,217)	$290,017
Obligations of states and political subdivisions	139,060	8,920	(269)	147,711
All other	10	51	-	61
Total investment securities	$431,121	$12,154	$(5,486)	$437,789
As of December 31, 2013:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$326,272	$2,927	$ (7,496)	$321,703
Obligations of states and political subdivisions	130,813	5,338	(1,400)	134,751
All other	23	48	-	71
Total investment securities	$457,108	$8,313	$(8,896)	$456,525

There were no securities classified as trading or held-to-maturity as of September 30, 2014 or December 31, 2013.

The following table summarizes contractual maturities of debt securities available-for-sale as of September 30, 2014 (in thousands):

	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$2,547	$2,578
After one year through five years	17,054	17,999
After five years through ten years	69,750	73,550
After ten years*	341,760	343,601
Total debt securities	$431,111	$437,728
Equity securities	10	61
Total securities	$431,121	$437,789

Sales and gains (losses) on sale of available-for-sale securities for the nine months ended September 30, 2014 and 2013 are presented as follows (in thousands):

	Gross Sales	Gross Gains	Gross Losses	Net Gains
2014	$22,845	$1,385	$ (94)	$1,291
2013	$29,317	$303	$ -	$ 303

The following table presents information on securities with gross unrealized losses as of September 30, 2014, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		Over 12 Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$(445)	$43,642	$(4,772)	$122,095	$(5,217)	$165,737
Obligations of states and political subdivisions	(3)	550	(266)	11,555	(269)	12,105
Other debt securities	-	-	-	-	-	-
Total securities with unrealized losses	$(448)	$44,192	$(5,038)	$133,650	$(5,486)	$177,842

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

As of September 30, 2014, the Company had 74 debt securities with unrealized losses, with 59 of those securities having been in an unrealized loss position for greater than 12 months.  The Company did not intend to sell any such securities in unrealized loss position and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Aggregate unrealized losses totaled 1.24% of amortized cost of the total portfolio.  All bonds in an unrealized loss position as of September 30, 2014 were less than 10% of book value on an individual basis and averaged less than 3%.  Securities in an unrealized loss position as of September 30, 2014 have been evaluated for other-than-temporary impairment.   In analyzing reasons for the unrealized losses, management considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, or whether downgrades of bond ratings have occurred, and also reviews any applicable industry analysts’ reports.  With respect to unrealized losses on municipal and agency and the analysis performed relating to those securities, management believes that declines in market value were entirely the result of market factors primarily related to the fluctuations in the market yield curve between the time of purchase and as of the current period end and concluded there were no other-than-temporary losses as of September 30, 2014.  For this reason, no other-than-temporary impairment has been recognized in earnings for  the three or nine months ended September 30, 2014.

The Company held no derivative securities as of September 30, 2014 or December 31, 2013.

Note 6 -- Loans

Performing and non-performing loans by category were as follows as of September 30, 2014 and December 31, 2013 (in thousands):

	Performing	Non- Performing*	Total
September 30, 2014:
Commercial, financial and agricultural	$106,225	$206	$106,431
Real estate – construction	55,727	745	56,472
Real estate – mortgage	406,772	6,344	412,234
Installment loans to individuals	24,066	37	24,103
All other loans	12,680	0	12,680
Total	$605,470	$7,332	$611,920
December 31, 2013:
Commercial, financial and agricultural	$81,089	$668	$ 81,757
Real estate – construction	46,313	646	46,959
Real estate – mortgage	406,082	7,153	413,235
Installment loans to individuals	24,743	64	24,807
All other loans	13,477	-	13,478
Total	$ 571,704	$8,531	$580,236

_________________

*Non-Performing loans consist of loans that are on non-accrual status and loans 90 days past due and still accruing interest.

An aging analysis of loans outstanding by category as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and A ccruing
As of September 30, 2014:
Commercial, financial and agricultural	$ 136	$107	$ 48	$ 291	$106,140	$106,431	$ 1
Real estate – construction	52	0	260	312	56,160	56,472	-
Real estate – mortgage	3,537	328	4,215	8,080	404,154	412,234	-
Installment loans to individuals	235	44	1	280	23,823	24,103	-
All other loans	0	0	0	0	12,680	12,680	-
Total	$3,960	$479	$4,524	$8,963	$602,957	$611,920	$ 1

As of December 31, 2013:
Commercial, financial and agricultural	$305	$117	$596	$1,018	$80,739	$81,757	$ -
Real estate – construction	263	25	53	341	46,618	46,959	53
Real estate – mortgage	3,157	2,116	2,845	8,118	405,117	413,235	88
Installment loans to individuals	99	3	13	115	24,692	24,807	8
All other loans	-	-	-	-	13,478	13,478	-
Total	$3,824	$2,261	$3,507	$9,592	$570,644	$580,236	$149

Loans on non-accrual status as of September 30, 2014 and December 31, 2013 by category were as follows (in thousands):

	September 30, 2014	December 31, 2013
Commercial, financial and agricultural	$ 206	$ 668
Real estate – construction	745	593
Real estate – mortgage	6,344	7,065
Installment loans to individuals	37	56
All other loans	-	-
Total	$7,332	$8,382

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans internally rated Grade 1 to Grade 4 are considered “Pass” grade loans with low to average level of risk of credit losses.  Loans rated Grade 5 are considered “Special Mention” and generally have one or more circumstances that require additional monitoring but do not necessarily indicate a higher level of probable credit losses.  Loans rated Grade 6 or higher are loans with circumstances that generally indicate an above average level of risk for credit losses.  Loans by internal risk rating by category as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	Grades 1-4	Grade 5	Grades 6-8	Total
September 30, 2014:
Commercial, financial and agricultural	$106,101	$ 128	$ 202	$106,431
Real estate – construction	53,673	-	2,799	56,472
Real estate – mortgage	396,714	1,441	14,079	412,234
Installment loans to individuals	24,007	-	96	24,103
All other loans	12,680	-	-	12,680
Total	$593,175	$ 1,569	$ 17,176	$611,920

December 31, 2013:
Commercial, financial and agricultural	$ 80,639	$ 267	$ 851	$ 81,757
Real estate – construction	42,486	611	3,862	46,959
Real estate – mortgage	394,749	1,645	16,841	413,235
Installment loans to individuals	24,662	-	145	24,807
All other loans	13,478	-	-	13,478
Total	$556,014	$ 2,523	$ 21,699	$580,236

Information regarding the Company’s impaired loans for the quarter ended September 30, 2014 and 2013 is as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2014:
With no specific allocation recorded:
Commercial, financial and agricultural	$ -	$ -	N/A	$ -	$ -
Real estate – construction	201	201	N/A	264	-
Real estate – mortgage	1,305	1,409	N/A	1,420	31
Installment loans to individuals	5	5	N/A	7	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$ -	$ -	$ -	$ 375	$ -
Real estate – construction	156	156	79	100	4
Real estate – mortgage	2,521	2,621	403	3,672	5
Installment loans to individuals	-	-	-	-	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$ -	$ -	$ -	$ 375	$ -
Real estate – construction	357	357	79	364	4
Real estate – mortgage	3,826	4,030	403	5,092	36
Installment loans to individuals	5	5	-	7	-
All other loans	-	-	-	-	-

September 30, 2013
With no specific allocation recorded:
Commercial, financial and agricultural	$ -	$ -	N/A	$ 35	$ -
Real estate – construction	442	442	N/A	633	6
Real estate – mortgage	1,611	1,611	N/A	2,504	20
Installment loans to individuals	4	4	N/A	6	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$ 534	$ 534	$ 71	$ 845	$ -
Real estate – construction	101	101	10	172	-
Real estate – mortgage	5,028	5,028	1,023	5,503	4
Installment loans to individuals	18	18	6	8	-
All other loans	-	-	3	-	-
Total:
Commercial, financial and agricultural	$ 534	$ 534	$ 71	$ 880	$ -
Real estate – construction	543	543	10	805	6
Real estate – mortgage	6,639	6,639	1,023	8,007	24
Installment loans to individuals	22	22	6	14	-
All other loans	-	-	3	-	-

Loans that were restructured as of September 30, 2014 consisted of the following (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial, financial and agricultural	7	$474	$333
Real estate – construction	9	1,287	1,026
Real estate – mortgage	27	4,892	4,130
Installment loans to individuals	18	140	61
All other loans	0	0	0
Total	61	$6,793	$5,550

The modification of terms in the troubled debt restructurings reported in the above table did not have a material impact on the consolidated financial statements or to the overall risk profile of the loan portfolio.  One loan with a recorded investment of approximately $21,000 that was modified in a troubled debt restructuring during the year ended December 31, 2013 defaulted during the nine months ended September 30, 2014.  The allowance for loan losses associated with the troubled debt restructurings totaled approximately $353,000 as of September 30, 2014.

Note 7 – Allowance for Loan Losses

The following table presents the breakdown of the allowance for loan losses by category and the percentage of each category in the loan portfolio to total loans as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	% to Total Loans	Amount	% to Total Loans
Commercial, financial and agricultural	$1,074	17.37%	$1,221	14.09%
Real estate – construction	1,276	9.22%	1,521	8.09%
Real estate – mortgage	4,559	67.41%	4,752	71.22%
Installment loans to individuals	327	3.93%	243	4.28%
All other loans	314	2.07%	81	2.32%
Total	$7,550	100.00%	$7,818	100.0%

An analysis of the allowance for loan losses by loan category for the nine months ended September30, 2014 is as follows (in thousands):

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
Commercial, financial and agricultural	$1,221	($ 244)	$ 84	$ 13	$1,074
Real estate – construction	1,521	(2)	20	(263)	1,276
Real estate – mortgage	4,752	(672)	52	427	4,559
Installment loans to individuals	243	(76)	34	126	327
All other loans	81	(279)	190	322	314
Total	$7,818	($1,273)	$380	$625	$7,550

The allowance for loan losses is comprised of allocations for loans evaluated individually and loans evaluated collectively for impairment.  The allocations of the allowance for loan losses for outstanding loans by category evaluated individually and collectively were as follows as of September  30, 2014 and December 31, 2013 (in thousands):

	Evaluated	Evaluated
	Individually	Collectively	Total
As of September 30, 2014:
Allowance for loan losses
Commercial, financial and agricultural	$ -	$1,074	$1,074
Real estate – construction	79	1,197	1,276
Real estate – mortgage	402	4,157	4,559
Installment loans to individuals	-	327	327
All other loans	-	314	314
Total	$481	$7,069	$7,550
Loans
Commercial, financial and agricultural	$ -	$106,431	$106,431
Real estate – construction	364	56,108	56,472
Real estate – mortgage	3,838	408,396	412,234
Installment loans to individuals	-	24,103	24,103
All other loans	6	12,674	12,680
Total	$4,208	$607,712	$611,920
As of December 31, 2013:
Allowance for loan losses
Commercial, financial and agricultural	$ 50	$ 1,171	$ 1,221
Real estate – construction	90	1,431	1,521
Real estate – mortgage	847	3,905	4,752
Installment loans to individuals	-	243	243
All other loans	-	81	81
Total	$ 987	$6,831	$ 7,818
Loans
Commercial, financial and agricultural	$500	$ 81,257	$ 81,757
Real estate – construction	518	46,441	46,959
Real estate – mortgage	6,466	406,769	413,235
Installment loans to individuals	15	24,792	24,807
All other loans	-	13,478	13,478
Total	$7,499	$572,737	$580,236

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

The Company’s common stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of September 30, 2014.  In the event the stock price were to trade below its book value per common share and tangible book value per common share, an evaluation of the carrying value of goodwill would be performed as of the reporting date.  Such a circumstance would be one factor in an evaluation that could result in an eventual goodwill impairment charge. Additionally, should future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

No impairment of goodwill is recorded in the current or prior reportable periods.  Total goodwill as of the reportable date is $13.7 million or 1.13% of total assets or 11.14% of total capital.

Amortization expense of the other identifiable intangibles was approximately $32,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Bank had secured advances from the FHLB totaling $46.5 million as of September 30, 2014 and $40.9 million as of December 31, 2013.  FHLB borrowings are comprised primarily of advances with principal due at call date or maturity date with fixed interest rates ranging from 0.54% to 7.05%.  Some of these FHLB borrowings have quarterly call features and maturities ranging from 2014 to 2023.  Advances totaling $14 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  Obligations are secured by loans totaling $389 million consisting of the Bank’s entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  The Bank had additional borrowing capacity with the FHLB of $95.1 million as of September 30, 2014.

Note 10 – Bank Owned Life Insurance and Imputed Income Tax Reimbursement Agreements

The Bank has a significant investment in bank-owned life insurance policies (“BOLI”) and provides endorsement split dollar life insurance to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $22.8 million and $22.5 million as of September 30, 2014 and December 31, 2013, respectively.  BOLI is initially recorded at the amount of premiums paid and is adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $441,000 and $465,000 for the nine months ended September 30, 2014 and 2013, respectively.

Post-retirement death benefits for endorsement split dollar life insurance plans are accounted for in accordance with FASB ASC Subtopic 715-60, “Compensation – Retirement Benefits – Defined Benefit Plans – Postretirement.”  Expense for accrual of such benefits is reflected in Salaries and Employee Benefits on the Consolidated Statements of Income and was approximately $168,000 and $100,000 for the nine months ended September 30, 2014 and 2013, respectively.  The accrued liability for post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.7 million and $2.6 million as of September 30, 2014 and December 31, 2013, respectively.

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

The Company obtains fair value measurements for securities from a third party vendor based on Level 2 inputs.    The fair value measurements reported in Level 2 are primarily matrix pricing that considers observable data (such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors).  Fair value measurements for pooled trust-preferred securities are obtained through the use of valuation models that include unobservable inputs which are considered Level 3 inputs.

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

Available for Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs.

A summary of assets and liabilities as of September 30, 2014 and December 31, 2013 measured at estimated fair value on a recurring basis is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
September 30, 2014:
Financial assets:
Securities available-for-sale	$ -	$437,789	$ -	$437,789
December 31, 2013:
Financial assets:
Securities available-for-sale	$ -	$456,525	$ -	$456,525

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

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.  Fair value of loans held for sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge for second quarters ended September 30, 2014 or 2013.

Other Real Estate Owned

Other real estate owned is recorded at the lower of cost or fair value.  Fair value is measured based on independent appraisals and may be discounted by management based on historical experience and knowledge and changes in market conditions from time of valuation.  As such discounts may be significant, these inputs are considered Level 3 in the hierarchy for determining fair value.  Values of other real estate owned are reviewed at least annually or more often if circumstances require more frequent evaluations.

A summary of assets as of September 30, 2014 and December 31, 2013 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
September 30, 2014:
Assets:
Impaired loans	$ -	$ -	$ 4,188	$ 4,188
Loans held for sale	-	882	-	882
Other real estate owned	-	-	5,485	5,485
December 31, 2013:
Assets:
Impaired loans	$ -	$ -	$ 7,499	$ 7,499
Loans held for sale	-	3,098	-	3,098
Other real estate owned	-	-	6,826	6,826

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

Loans

The fair value of variable-rate loans with no significant change in credit risk subsequent to loan origination is based on carrying amounts.  For other loans, such as fixed rate loans, fair values are estimated utilizing discounted cash flow analyses, applying interest rates currently offered for new loans with similar terms to borrowers of similar credit quality.  Fair values of loans that have experienced significant changes in credit risk have been adjusted to reflect such changes.

Accrued Interest Receivable

The fair values of accrued interest receivable and other assets are assumed to be the carrying value.

Federal Home Loan Bank and Federal Reserve Bank Stock

The carrying amounts of capital stock of the FHLB of Cincinnati and Federal Reserve Bank of St. Louis approximate fair value.

BOLI

Carrying amount of BOLI is the cash surrender value as of the end of the periods presented and approximates fair value.

Deposit Liabilities

The fair value of deposit liabilities are assumed to be the carrying value.

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	Carrying	Level 1	Level 2	Level 3	Fair
	Amount	Inputs	Inputs	Inputs	Value
As of September 30, 2014:
Financial assets:
Cash and cash equivalents	$ 25,215	$ 25,215	$ -	$ -	$ 25,215
Interest-bearing deposits in other banks	45,259	45,259	-	-	45,259
Investment securities	437,789	-	437,789	-	437,789
Loans, net of allowance	604,370	-	608,718	4,188	612,906
Loans held-for-sale	882	-	882	-	882
Accrued interest receivable	6,570	-	6,570	-	6,570
Federal Reserve Bank and Federal Home Loan Bank Stock	5,684	-	5,684	-	5,684
Other real estate owned	5,485	-	-	5,485	5,485
Bank owned life insurance	22,786	-	22,786	-	22,786
Financial liabilities:				-
Deposits	978,892	-	979,454	-	979,454
Short-term borrowings	47,291	-	47,291	-	47,291
Other borrowings	51,810	-	51,810	-	51,810
Other liabilities	8,068	-	8,068	-	8,068
Off-balance sheet arrangements				-
Commitments to extend credit	61,187	-	61,187	-	61,187
Standby letters of credit	2,342	-	2,342	-	2,342

As of December 31, 2013:
Financial assets
Cash and cash equivalents	$ 25,249	$25,249	$ -	$ -	$ 25,249
Interest bearing deposits in other banks	21,865	21,865	-	-	21,865
Investment securities	456,525	-	456,525	-	456,525
Loans, net of allowance	572,418	-	570,862	7,499	578,361
Loans held for sale	3,098	-	3,098	-	3,098
Accrued interest receivable	5,011	-	5,011	-	5,011
Federal Reserve Bank and Federal Home Loan Bank Stock	5,684	-	5,684	-	5,684
Other real estate owned	6,826	-	-	6,826	6,826
Bank owned life insurance	22,466	-	22,466	-	22,466
Financial liabilities				-
Deposits	968,530	-	969,520	-	969,520
Short-term borrowings	36,808	-	36,808	-	36,808
Other borrowings	51,167	-	49,638	-	49,638
Other liabilities	5,361	-	5,361	-	5,361
Off-balance sheet arrangements				-
Commitments to extend credit	87,698	-	87,698	-	87,698
Standby letters of credit	4,266	-	4,266	-	4,266

Note 12 - Comprehensive Income

The tax effects of each component of other comprehensive income for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Before-tax		Tax (Expense)	After-tax
	Amount		or Benefit	Amount
Three months ended September 30, 2014
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$783		$(300)	$483
Reclassification adjustments for net gains included in net income	-		-	-
Net unrealized gains (losses)	$783		$(300)	$483
Three months ended September 30, 2013
Unrealized (losses) gains on available-for-sale securities:
Unrealized gains (losses) arising during the period	$(536)		$205	$(331)
Reclassification adjustments for net gains included in net income	-		-	-
Net unrealized (losses) gains	$(536)		$205	$(331)
Nine months ended September 30, 2014
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$7,846		$(3,004)	$4,842
Reclassification adjustments for net gains included in net income	(595)	*	228	(367)
Net unrealized gains (losses)	$7,251		$(2,776)	$4,475
Nine months ended September 30, 2013
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period	$(14,578)		$5,582	$(8,996)
Reclassification adjustments for net gains included in net income	(303)		116	(187)
Net unrealized (losses) gains	$(14,881)		$5,698	$(9,183)

*For the nine months ended September 30, 2014, reclassification adjustment for gains included in net income reflect net gains on sale of available-for-sale debt securities and do not include gain recognized on the sale of the Fannie and Freddie Mac preferred stock as no unrealized gains or losses were recorded in Accumulated Other Comprehensive Income.

During a special meeting on July 16, 2014, the Company’s shareholders voted on and approved authorizing an additional class of common stock (Class A common stock) and a reclassification of Company’s outstanding common stock.  Upon the filing of Company’s Charter Amendment on July 18, 2014, each share of Company’s common stock outstanding immediately prior to such filing owned by a shareholder of record who owned between one and 299 shares of such common stock was, by virtue of the filing of the Company’s Charter Amendment and without any action on the part of the holders, reclassified as Class A common stock, on the basis of one share of Class A common stock per each share of common stock so reclassified. Each share of Company’s common stock outstanding immediately prior to the filing of the Company’s Charter Amendment owned by a shareholder of record who owned 300 or more shares of such common stock was not reclassified and continued to be classified as common stock. The Company’s common stock continues to have unlimited voting rights. Company’s Class A common stock has no voting rights, except as may be required by law.

Note 13 Subsequent Events

The Company has reviewed subsequent events through November 4, 2014, the date the financial statements were available to be issued.

On October 1, 2014, the Company entered into a Loan Agreement, Pledge and Security Agreement, Promissory Note (Fixed Rate) and Promissory Note (Floating Rate) (collectively, the “Loan Documents”) with First Tennessee Bank, National Association (the “Lender”), pursuant to which the Lender has agreed to extend to the Company two five-year term loans in the aggregate maximum principal amount of $12,000,000 (the “Credit Facilities”). The Loan Documents provide that the Credit Facilities will be repaid in quarterly installments of principal and interest based on a ten-year amortization schedule at a rate of interest as follows:

  the $6,000,000 five-year fixed rate loan will accrue interest at a fixed rate of 3.76%; and
  the $6,000,000 five-year floating rate loan will accrue interest at the 90 day rounded LIBOR plus 2%.

The Credit Facilities are secured by a pledge of 51% of the stock of First Citizens National Bank, the Company’s wholly owned subsidiary. The Loan Documents also contain a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, relocation of the Company’s principal office, principal banking office, or principal registered office, and transactions with affiliates. The Company is using the proceeds of the Credit Facilities to finance a part of the cash portion of the merger consideration payable to shareholders of Southern Heritage described below.

Also on October 1, 2014, the Company completed its previously announced acquisition of Southern Heritage pursuant to the terms of the Merger Agreement. In accordance with the Merger Agreement, Southern Heritage merged with and into the Company, with the Company continuing as the surviving corporation.

Following the closing of the Merger, all outstanding shares of Southern Heritage stock were converted into the right to receive an aggregate of (i) $16,085,903.75 in cash and (ii) 269,302 shares of Company common stock and 108,356 shares of Company Class A common stock, depending on the class of Southern Heritage stock held and subject to adjustment as set forth in the Merger Agreement. Southern Heritage shareholders who held Southern Heritage common stock received Company common stock and Southern Heritage shareholders who held Southern Heritage Class A common stock, Southern Heritage Class B common stock or Southern Heritage Series A preferred stock received Company Class A common stock. Each share of Southern Heritage stock issued and outstanding immediately prior to the effective time of the Merger was, subject to the election procedures and adjustments described in the Merger Agreement, converted into the right to receive (i) $12.25 in cash, plus (ii) 0.2876 of a share of Company stock. In lieu of the issuance of any fractional shares of Company stock, the Company paid each former Southern Heritage shareholder who would otherwise be entitled to receive any fractional shares an amount in cash determined by multiplying (i) $42.60 by (ii) the fraction of a share of Company common stock to which such holder would otherwise have been entitled to receive.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

                Certain statements contained in this report may not be based upon historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “project,” “should,” “believe,” “could,” “estimate,” “expect,” “foresee,” “hope,” “intend,” “may,” “might,” “plan,” “will,” “is likely,” “going forward” or “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to capital resources, strategic planning, acquisitions or de novo branching, ability to meet capital guidelines, legislation and governmental regulations affecting financial services companies, construction of new branch locations, dividends, critical accounting policies, allowance for loan losses, fair value estimates, goodwill, occupancy and depreciation expense, held-to-maturity securities, available-for-sale securities, trading securities, cash flows, core deposit intangibles, diversification in the real estate loan portfolio, interest income, maturity of loans, loan impairment, loan ratings, charge-offs, other real estate owned, maturity and re-pricing of deposits, borrowings with call features, dividend payout ratio, off-balance sheet arrangements, the impact of recently issued accounting standards, changes in funding sources, liquidity, interest rate sensitivity, net interest margins, debt securities, non-accrual status of loans, troubled debt restructurings, contractual maturities of mortgage-backed securities and collateralized mortgage obligations, other-than-temporary impairment of securities, amortization expense, deferred tax assets, independent appraisals for collateral, property enhancement or additions, efficiency ratio, ratio of assets to employees, net income, changes in interest rates, loan policies, categorization of loans, maturity of FHLB borrowings and the effectiveness of internal control over financial reporting.

The Company cautions readers not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, credit quality risks and the sufficiency of the Company’s credit policies to avoid losses, declines in the value of other real estate owned, the adequacy of the Company’s allowance for loan losses, changes in interest rates, the geographical concentration of the Company’s business and changes in local economic conditions affecting that concentration, the effect of any worsening in the condition of financial markets or the increase in the Company’s loan demand on the Company’s liquidity position, the availability of secondary sources of liquidity to meet withdrawal needs or fund operations, the effect of market conditions on the Company’s ability to obtain additional capital on favorable terms should it need it, the ability to remain competitive in an increasingly competitive industry,  the effect of changes in laws, government regulation and monetary policy, the ability of the Company or the Bank to pay dividends, failures or breaches of the Company’s operational or security systems or infrastructure, or the failure of the Company’s third party vendors, service providers or other third parties’ operational or security systems or infrastructure, including as a result of cyber-attacks, other factors generally understood to affect the assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations of financial services companies and other factors detailed from time to time in the Company’s press and news releases, reports and other filings with the SEC.  Forward-looking statements speak only as of the date that they were made, and, except as required by law, the Company does not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances that occur after the date of this report.

Overview

Net income increased approximately $72,000 or 0.7% when comparing the first nine months of 2014 to the first nine months of 2013.  For the first nine months of 2014, net income totaled $10.3 million compared to $10.2 million for the same period in 2013.  Increased earnings in 2014 were primarily because of increased gains on sale of available-for-sale securities, reduced provision for loan losses and increased net interest income.

The Company remains steadfast in its commitment to quality growth balanced with strong liquidity and capital positions.  Balance sheet growth remains modest at 3.1% for first three quarters of 2014 as loan growth of 5.5% was funded primarily by investment cash flows as deposits increased only 1.1% during the first nine months of 2014.  Capital increased $12.0 million or 10.7% from December 31, 2013 to September 30, 2014 as a result of undistributed net income of $7.6 million and increase of $4.5 million in accumulated other comprehensive income due to overall appreciation of the investment portfolio.  Unrealized gains and losses on available-for-sale securities continue to fluctuate relative to the overall market yield curve.  The market values of the portfolio are heavily influenced by the 10-year Treasury rates which were 3.04% as of December 31, 2013 and 2.52% as of September 30, 2014.

Key performance metrics for the Company reflect solid capital positions and stable earnings for the first nine months of 2014 consistent with the same period in prior years.  Such key metrics are as follows:

	2014	2013	2012	2011	2010
Net income to average total assets	1.15%	1.17%	1.28%	1.22%	0.89%
Net income to average shareholders’ equity	11.40%	11.73%	12.57%	12.78%	9.70%
Dividends declared to net income	26.34%	26.54%	26.32%	23.87%	25.40%
Average equity to average assets	10.13%	9.85%	10.21%	10.36%	10.13%
Total equity to total assets	10.29%	9.66%	10.35%	10.01%	9.48%

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which management believes provides investors with important information regarding operational efficiency.  Comparison of the Company’s efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The Company’s efficiency ratios for the three months ended September 30, 2014, 2013 and 2012 were 66.6%, 60.0%, and 58.5%, respectively.  The significant increase is primarily attributable to one-time transaction costs associated with the merger with Southern Heritage Bancshares, Inc. which closed October 1, 2014.  See also Note 13 to the Consolidated Financial Statements included elsewhere in this report.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income ("OCI"), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio is 8.90% as of September 30, 2014 compared to 8.28% and 8.33% as of September 30, 2013 and 2012, respectively.

A reconciliation of non-GAAP measures of the efficiency ratio and tangible common equity ratio is as follows for the three months ended September 30, 2014, 2013 and 2012:

	At or for the Three Months Ended September 30,
	2014	2013	2012
Efficiency ratio:
Net interest income(1)	$10,407	$10,182	$9,985
Non-interest income(2)	3,161	3,290	2,948
Total revenue	13,568	13,472	12,933
Non-interest expense	9,042	8,209	7,566
Efficiency ratio	66.64%	60.93%	58.50%
Tangible common equity ratio:
Total equity capital	$124,594	$110,246	$113,570
Less:
Accumulated other comprehensive income	4,114	1,439	11,328
Goodwill	13,651	13,651	11,825
Other intangible assets	352	405	-
Tangible common equity	$106,477	$94,751	$90,417
Total assets	$1,210,655	$1,158,982	$1,097,437
Less:
Goodwill	13,651	13,651	11,825
Other intangible assets	352	405	-
Tangible assets	$1,196,652	$1,144,926	$1,085,612
Tangible common equity ratio	8.90%	8.28%	8.33%

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

Critical Accounting Policies

There was no significant change in critical accounting policies from December 31, 2013 to September 30, 2014.

Results of Operations

Net interest income is the principal source of earnings for the Company and is defined as the amount of interest generated by earning assets minus interest costs required to fund those assets.  Net interest income increased 2.2% and totaled $29.1 million for the nine months ended September 30, 2014 compared to $28.5 million in first nine months of 2013.  Net interest income increased 1.6% and totaled $9.7 million for the quarter ended September 30, 2014 compared to $9.6 million for the quarter ended September 30, 2013.  The net yield on average earning assets for the third quarter of 2014 and 2013 were 4.40% and 4.51%, respectively.  The modest decrease of 11 basis points in yield on earning assets is driven by the decline in loan yields from the third quarter of 2013 to the third quarter of 2014 as interest rates continue at historical lows.  The cost of interest bearing liabilities decreased from 0.68% in the third quarter of 2013 to 0.64% in the third quarter of 2014.  Net interest margin for the third quarter of 2014 was 3.85% compared to 3.92% in the third quarter of 2013.  Net interest margin has been stable the past six quarters in the range of 3.80% to 3.95%.

The following table presents quarterly average balances, interest, and average rates for the periods listed (dollars in thousands):

	AVERAGE BALANCES AND RATES
	2014			2013			2012
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Loans (1)(2)(3)	$604,646	$8,182	5.41%	$577,986	$8,200	5.67%	$537,440	$8,187	6.09%
Investment securities:
Taxable	297,482	1,683	2.26%	307,844	1,723	2.24%	286.721	1,819	2.54%
Tax exempt (4)	146,007	2,009	5.50%	121,719	1,785	5.87%	116,114	1,702	5.86%
Interest earning deposits	26,771	16	0.24%	26,590	18	0.27%	27,301	14	0.21%
Federal funds sold	5,352	4	0.30%	5,025	3	0.24%	2,410	3	0.50%
Total interest earning assets	1,080,258	11,894	4.40%	1,039,164	11,729	4.51%	969,986	11,725	4.83%
Non-interest earning assets:
Cash and due from banks	14,202			13,968			18,357
Premises and equipment	35,444			34,362			29,132
Other assets	65,303			66,264			65,257
Total assets	$1,195,207			$1,153,758			$1,082,732
Liabilities and shareholders' equity
Interest bearing liabilities:
Interest bearing deposits	$827,676	$1,169	0.56%	$805,539	$1,194	0.59%	$745,279	$1,386	0.74%
Federal funds purchased and other interest bearing liabilities	99,062	318	1.28%	99,843	353	1.41%	88,932	354	1.59%
Total interest bearing liabilities	926,738	1,487	0.64%	905,382	1,547	0.68%	834,211	1,740	0.83%
Non-interest bearing liabilities
Demand deposits	136,614			131,734			124,838
Other liabilities	7,713			5,861			11,173
Total liabilities	1,071,065			1,042,977			970,222
Total shareholders' equity	124,142			110,781			112,510
Total liabilities and shareholders' equity	$1,195,207			$1,153,758			$1,082,732
Net interest income		$10,407			$10,182			$9,985
Net yield on average earning assets			3.85%			3.92%			4.12%

___________________

(1)	Loan totals are loans held for investments and net of unearned income and loan loss reserves.
(2)	Fee income on loans held for investment is included in interest income and computations of the yield.
(3)	Includes loans on non-accrual status.
(4)	Interest and rates on securities that are non-taxable for federal income tax purposes are presented on a taxable equivalent basis based on the Company’s statutory federal tax rate of 34%.

Provision for loan losses totaled approximately $250,000 and $187,000 for the three months ended September 30, 2014 and 2013, respectively.  Provision for loan losses totaled approximately $625,000 and $775,000 for the nine months ended September 30, 2014 and 2013, respectively.  Loans charged off net of recoveries totaled approximately $893,000 and $625,000 in the nine months ended September 30, 2014 and 2013, respectively.  Allowance for losses on loans as a percent of total loans was 1.23% as of September 30, 2014 compared to 1.36% as of September 30, 2013 and 1.34% as of December 31, 2013.

Non-interest income represents fees and other income derived from sources other than interest-earning assets.  Non-interest income increased approximately $528,000 or 5.2% when comparing the nine months ended September 30, 2014 and 2013, respectively.  Non-interest income decreased approximately $129,000 or 3.9% when comparing third quarters of 2014 and 2013.  Non-interest income contributed 24.2% of total revenue in first nine months of 2014 compared to 23.5% of total revenue in nine months of 2013.  Non-interest income contributed 22.0% of total revenue in the third quarter of 2014 compared to 22.8% of total revenue in the third quarter of 2013. The following table compares non-interest income for the third quarters of 2014, 2013 and 2012 (dollars in thousands):

	Total 2014	(Decrease) Increase		Total 2013	(Decrease) Increase		Total 2012
		Amount	%		Amount	%
Mortgage banking income	$ 280	($13)	(4.44%)	$293	($134)	(31.38%)	$427
Income from fiduciary activities	270	66	32.35%	204	(35)	(14.64%)	239
Service charges on deposit accounts	1200	(78)	(6.10%)	1,278	4	0.31%	1,274
Income from ATM and debit cards	693	54	8.45%	639	59	10.17%	580
Brokerage fees	396	55	16.13%	341	79	30.15%	262
Earnings on BOLI	149	4	2.76%	145	2	1.40%	143
Gain (loss) on sale of foreclosed property	(190)	(106)	126.19%	(84)	519	(86.07%)	(603)
Gain on sale or call of available-for-sale securities	0	0	n/a	0	(265)	(100.00%)	265
Gain on disposition of property	0	0	n/a	0	0	n/a	0
Income from insurance activities	175	(20)	(10.26%)	195	19	10.80%	176
Other non-interest income	188	(91)	(32.62%)	279	94	50.81%	185
Total non-interest income	$3,161	($129)	(3.92%)	$3,290	$342	11.60%	$2,948

Decreased non-interest income in the third quarter of 2014 is primarily a result of increased realized losses on other real estate owned, decreased service charges on deposits and decreased other non-interest income.  Realized losses on other real estate owned increased in the third quarter of 2014 compared to the third quarter of 2013 primarily because of the realized loss on one isolated sale in the third quarter of 2014 with a realized loss of approximately $150,000.  Service charges on deposits decreased because of an overall decrease in overdraft fees.  Other non-interest income decreased as a result of the combination of small decreases in various other types of fees such as service charges on letters of credit which vary depending on the volume in any given quarter.  Increased income from fiduciary activities, brokerage activities and income from ATM and debit cards helped to offset lower overall non-interest income in the third quarter of 2014 compared to the third quarter of 2013.  Income from fiduciary activities varied from the third quarter of 2014 to the third quarter of 2013 primarily because of timing and volume of activities such as fees earned from estate planning and settlements.  Brokerage fees increased as a result of overall increased volume of business in 2014 compared to 2013.  Income from ATM and debit cards increased as a result of a change in vendors and as a result of the overall trend of increased use of debit cards and electronic transactions that continue to replace paper transactions.

Income from White and Associates/First Citizens Insurance, LLC, a full-service insurance agency (“WAFCI”), was included in Income from Insurance Activities in the Consolidated Statements of Income.  Non-interest income generated by WAFCI for the third quarter of 2014 and 2013 totaled approximately $175,000 and $195,000, respectively.

No other-than-temporary impairment losses were recognized in the three or nine months ended September 30, 2014 or 2013.  See Investment Securities section for additional information.

The following table compares non-interest expense for third quarter of 2014, 2013 and 2012 (dollars in thousands):

	Total 2014	Increase (Decrease)		Total 2013	Increase (Decrease)		Total 2012
		Amount	%		Amount	%
Salaries and employee benefits	$5,005	$325	6.94%	$4,680	$436	10.27	$4,244
Net occupancy expense	439	(13)	(2.88)	452	30	7.11	422
Depreciation	506	2	0.40	504	47	10.28	457
Data processing expense	460	145	46.03	315	(140)	(30.77)	455
Legal and professional fees	333	219	192.11	114	47	70.15	67
Stationary and office supplies	67	15	28.85	52	2	4.00	50
Amortization of intangibles	11	0	0	11	11	n/a	0
Advertising and promotions	239	(87)	(26.69)	326	163	100.00	163
Premiums for FDIC insurance	165	(42)	(20.29)	207	91	78.45	116
Expenses related to other real estate owned	103	(18)	(14.88)	121	(47)	(27.98)	168
ATM related fees and expenses	296	8	2.78	288	72	33.33	216
Other expenses	1,418	279	24.50	1,139	(20)	(1.73)	1,159
Total non-interest expense	$9,042	$833	10.15%	$8,209	$692	9.21%	$7,517

Non-interest expense represents operating expenses of the Company and increased approximately $833,000 or 10.2% in the third quarter of 2014 compared to the third quarter of 2013.  Salary and benefits expense is the largest component of non-interest expense and increased approximately $325,000 or 6.9% from the third quarter of 2014 to the third quarter of 2013.  Significant expense associated with salaries and benefits is consistent with the Company’s strategic plan to hire and retain high quality employees to provide outstanding customer service and strive for exceptional shareholder returns.  Expenses increased in 2014 and 2013 as a result of a combination of pay increases to existing employees, increased cost of employee benefits (including health insurance, contributions to retirement plans and incentive plans).  Increased expense in the third quarter of 2014 also reflects the Company’s continued strategy to invest in new hires necessary to achieve expansion and growth goals, absorb regulatory burdens and planning for succession.

Net occupancy and depreciation were essentially flat when comparing the third quarter of 2014 to the third quarter of 2013.  Data processing (which includes computer services) expense increased approximately $145,000 in the third quarter of 2014 compared to the third quarter of 2013 due to timing of expenses related to various information technology projects related to our core processor, online banking, outsourcing of certain data processing functions, network security and maintenance.  Data processing is and will continue to be a significant component of non-interest expense as a result of strategic efforts to ensure integrity and security of customer data and in order to comply with ever-increasing regulatory burdens.

Legal and professional fees totaled approximately $333,000 and $114,000 in the third quarter of 2014 and 2013, respectively.  These fees relate to legal costs associated with the normal course of business including but not limited to collection efforts on loans and consulting on corporate matters such as regulatory compliance.  The increase from 2013 to 2014 is primarily attributable to expenses incurred related to the Merger with Southern Heritage.

Other real estate owned expense for the third quarter of 2014 was approximately $103,000 compared to approximately $121,000 in the third quarter of 2013.  The trend of declining expense is consistent with the declining trend in the overall volume of other real estate owned. See section below titled “Other Real Estate Owned” for additional information.

No impairment of goodwill has been recorded for the current and prior reportable periods.  Core deposit intangible expense for the current reportable quarter was flat at approximately $11,000.  Quarter-to-date advertising, community relations, and other forms of marketing expenses were approximately $239,000 or 2.64% of other non-interest expense in the third quarter of 2014 compared to approximately $326,000 or 4.04% of total non-interest expense in the third quarter of 2013.  All marketing or advertising items are expensed at the time they are incurred.

Changes in Financial Condition

Total assets were $1.21 billion as of September 30, 2014.  Total assets increased $36.2 million or 3.1% during the nine months ended September 30, 2014 primarily as a result of an increase of $32 million in total loans.  Federal funds sold grew $4.7 million while available-for-sale investment securities decreased $18.7 million during the nine months ended September 30, 2014.  Interest bearing deposits in banks grew $23.4 million during the nine months ended September 30, 2014.

Deposit growth was modest at 1.1% during the nine months ended September 30,  2014 and primarily occurred in the savings category.  Savings deposits increased $13.7 million or 2.8% during the nine months ended September 30, 2014.  Demand deposits decreased $3.8 million from December 31, 2013 to September 30, 2014.  Demand deposits have been in excess of $130 million during the nine months ended September 30, 2014 with an average for the nine-month period of $135.7 million.  Time deposits increased approximately $463,000 or less than one percent over the same period.

Securities sold under agreements to repurchase increased $5.5 million or 14.9% since year-end 2013.  Securities sold under agreements to repurchase had an average balance of $38.9 million during the nine months ended September 30, 2014.  Other borrowings increased approximately $5.6 million during the nine months ended September 30, 2014 as a result of new advances net of principal reductions on existing advances from the Federal Home Loan Bank.

Capital increased $12.0 million as a result of undistributed net income totaling $7.6 million in the nine months ended September 30, 2014 and increased accumulated other comprehensive income (“AOCI”).  AOCI increased $4.5 million from December 31, 2013 to September 30, 2014 due to overall appreciation in the available-for-sale investment securities portfolio.

Investment Securities

Investment securities are primarily held by the bank’s subsidiary, First Citizens Investments, Inc. and its subsidiary, First Citizens Holdings, Inc.  The bank has a portfolio advisory agreement with a third party vendor to manage the investment portfolio.  Quarterly average rates for taxable securities in the third quarter of 2014 increased two basis points while tax exempt securities decreased 36 basis points compared to the third quarter of 2013.  The investment portfolio is heavily weighted in agency mortgage-related securities, which accounted for approximately 67% of total portfolio.  The Company’s goal continues to be to steadily maintain or improve the quality of the investment portfolio without taking on material risk.

Pledged investments reflect a market value of $214 million as of September 30, 2014.

The carrying value of investment securities were as follows as of September 30 for each of the years indicated (in thousands):

	2014	2013	2012	2011	2010
U.S. Treasury and government agencies	$290,017	$300,230	$289,297	$221,546	$ 150,690
State and political subdivisions	147,711	126,546	118,009	112,915	95,492
All other	61	1,238	702	553	1,721
Total investment securities	$437,789	$428,014	$408,008	$335,014	$ 247,903

For additional information regarding amortized cost and fair value of investments, see also Note 5 to the Consolidated Financial Statements included elsewhere in this report.  Investments are classified according to intent under generally accepted accounting principles.  Also, there were no securities in the trading or held-to-maturity categories as of September 30, 2014, or December 31, 2013.

Accumulated other comprehensive income reflects $4.1 million net unrealized gain on available-for-sale securities, net of tax as of September 30 2014.  During nine months of 2014, net unrealized gains on securities (net of tax) increased $4.5 million from year end 2013 primarily due to modest increase in overall market values of securities held in the portfolio.  There were no realized gains or sales of securities during the third quarter of 2014 or 2013.

The Company continues to employ a strong due diligence process on securities purchases and factors considered include but are not limited to type of security, diversification among and within portfolio sectors, internal policy limits, credit quality of issuer and/or underlying collateral, ratings, yield, duration, expected life, maturity date, etc.

The Company held no derivative transactions as of September 30, 2014 or December 31, 2013.

Loans

The following table sets forth total loans held for investment net of unearned income by category for the as of September 30 for the years indicated (in thousands):

	2014	2013	2012	2011	2010
Commercial, financial and agricultural	$106,431	$96,305	$82,801	$82,721	$77,240
Real estate-construction	56,472	42,881	40,008	40,918	52,472
Real estate-mortgage	412,234	418,512	385,851	397,682	399,631
Installment loans to individuals	24,103	25,143	26,738	29,059	32,838
Other loans	12,680	13,530	5,660	3,659	3,647
Total loans	$611,920	$596,371	$541,058	$554,039	$565,828

Loans increased $31.6 million from December 31, 2013 to September 30, 2014 and increased $15.5 million September 30, 2013 to September 30, 2014.  Real estate loans increased $7.3 million from September 30, 2013 to September 30, 2014.  Commercial, financial and agricultural loans increased $10.1 million when comparing September 30, 2014 and 2013.  Loan demand has improved significantly during 2013 and 2014 and growth levels are strong through the third quarter of 2014.  The Company continues to exercise strategic caution with its growth strategies under the current economic conditions.

The loan portfolio was heavily weighted in real estate loans, which accounted for approximately $470 million or 77% of total loans.  Commercial and residential construction loans comprised $56 million, or 9.2%, of the total loans.  Although the portfolio was heavily weighted in real estate, the Bank did not and does not invest in sub-prime or non-traditional mortgages.  Within real estate loans, residential mortgage loans (including residential construction) were the largest category comprising 31% of total loans.  Diversification of the real estate portfolio is a necessary and desirable goal of the real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company will strive to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.

The aggregate amount of loans the company is permitted to make under applicable bank regulations to any one borrower is 15% of unimpaired capital.  The Bank’s legal lending limit at September 30, 2014 was $17.8 million.  Although the Bank’s legal lending limit has been in excess of $10 million for several years, the Bank rarely extends credit in excess of $5 million to one borrower.  There were no material reportable contingencies as of September 30, 2014.

Agricultural Loans

First Citizens is one of the largest agriculture lenders in the State of Tennessee and is the only preferred Farm Services Agency community bank lender in Tennessee. Agriculture makes a significant contribution to commerce of the Company’s core market in Dyer County, Tennessee, generating over $100 million in revenue on an annual basis.  Agricultural credits including loans secured by farmland and loans to finance agricultural production comprise $106 million of total loans as of September 30, 2014 compared to $99 million as of September 30, 2013.  Net charge-offs in this category were approximately $19,000 for the nine months ended September 30, 2014 and less than $1,000 for the nine months ended September 30, 2014.

Non-Performing Loans and Allowance for Loan Losses

Non-performing loans have historically been in the range of 1-2% of total loans over the past five years.  Non-performing loans totaled $7.3 million as of September 30, 2014 compared to $8.5 million as of December 31, 2013.  The decreasing trend of non-performing loans is due to resolution of non-performing loans exceeding the volume of newly identified problems and non-performing loans during 2014.

Non-current loans at third quarter end 2014 were $4.5 million or less than one percent of total loans compared to $3.5 million or less than one percent as of year-end 2013.  The difference between non-performing and non-current loans is due to a certain volume of loans placed on nonaccrual status in a previous quarter are paying and showing improvements, but have not yet been on a paying status for long enough or shown enough financial improvement to return to full accrual status.

The allowance for loan losses totaled 1.23% as of September 30, 2014 compared to 1.35% as of December 2013 and 1.36% as of September 30, 2013.  The following recaps activity in the allowance for the first nine months for each of the past five years (in thousands):

	Year-To-Date Ended September 30,
	2014	2013	2012	2011	2010
Allowance for loan losses:
Beginning of period balance	$7,818	$7,955	$8,039	$8,028	$8,784
Loans charged off	(1,273)	(815)	(1,335)	(2,086)	(6,948)
Recovery of loans previously charged off	380	190	735	228	223
Net loans charged-off	(893)	(625)	(600)	(1,858)	(6,725)
Provision for loan losses	625	775	500	1,925	6,000
End of period balance	$7,550	$8,105	$7,939	$8,095	$8,059

See also Notes 6 and 7 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the loan portfolio and the allowance for loan losses.

Other Real Estate Owned

The book value of other real estate owned (“OREO”) was $5.5 million as of September 30, 2014 and $6.8 million at December 31, 2013.

As of current quarter end, there were over 69 properties in OREO consisting primarily of residential lots, land for development and other commercial purpose properties.  Approximately 94% of the $5.5 million in OREO is located in Shelby County, Tennessee and surrounding counties.  Management continues efforts to market and liquidate OREO with minimal losses.

Accounting for adjustments to the value of OREO when recorded subsequent to foreclosure is accomplished on the basis of an independent appraisal.  The asset is recorded at the time of foreclosure at the lesser of its appraised value or the loan balance.  Any reduction in value at the time of acquisition of the property is charged to the allowance for loan losses.  All other real estate parcels are appraised annually and the carrying value adjusted to reflect the decline, if any, in its realizable value.  Write-downs subsequent to foreclosure and gains or losses on the sale of OREO are reported in Loss on Sale of Foreclosed Property in the Non-Interest Income section of the Consolidated Income Statements.  The net loss on sale or writedown of OREO for the third quarter of 2014 totaled approximately $190,000 compared to approximately $84,000 for the third quarter of 2014.

Other real estate expenses totaled approximately $103,000 in the third quarter of 2014 compared to approximately $121,000 in the third quarter of 2013.  Other real estate expenses consist of expenses related to owning the property such as property taxes, insurance, property improvements and maintenance costs.

Activity in OREO for the third quarters of 2014 and 2013 consisted of the following:

	2014	2013
Beginning balance	$5,755	$8,248
Acquisitions	78	77
Capitalized costs	-	-
Dispositions	(158)	(391)
Valuation adjustments through earnings	(190)	(84)
Ending balance	$5,485	$7,850

Liquidity

Liquidity is managed to ensure there is ample funding to satisfy loan demand, investment opportunities, and large deposit withdrawals. The Company’s primary funding sources include customer core deposits, FHLB borrowings, other borrowings, and correspondent borrowings. Customer based deposits accounted for at least 90% of funding as of September 30, 2014, September 30, 2013 and year-end 2013.  As of both September 30, 2014 and December 31, 2013, the Company had $23 million in deposit funds from the State of Tennessee.

The Bank participates in Certificate of Deposit Account Registry Service (“CDARS”).  CDARS is a deposit placement service that allows the Bank to accept very large-denomination certificates of deposit (“CDs”) (up to $50,000,000) from customers and ensures that 100% of those CDs are FDIC-insured.  Participating in this network enhances the Bank’s ability to attract and retain large-denomination depositors without having to place them in a sweep or repurchase agreement.  The CDARS network provides a means to place reciprocal deposits for the Bank’s customers, purchase time deposits (referred to as “One-Way Buy” deposits) or to sell excess deposits (referred to as “One-Way Sell” deposits).  One-Way Buy deposits are structured similar to traditional brokered deposits.  The Bank held reciprocal deposits and One-Way Buy deposits in the CDARS program totaling $7.2 million as of September 30, 2014 compared to $8.4 million as of December 31, 2013.  CDARS accounts are classified as brokered time deposits for regulatory reporting purposes.

Securities sold under agreements to repurchase increased $5.5 million from December 31, 2013 to September 30, 2014.  Borrowed funds from the FHLB totaled $46.5 million or 4.3% of total liabilities as of September 30, 2014 compared to $40.9 million or 3.9% of total funding as of December 30, 2013.

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

As of September 30, 2014, the Bank has available lines of credit for federal fund purchases totaling $54.5 million with four correspondent banks as well as additional borrowing capacity of $95 million with FHLB.

The Company maintains a crisis contingency liquidity plan at the bank and holding company level to defend against any material downturn in its liquidity position.

Capital Resources and Regulatory Requirements for Capital

Management of shareholder equity in a highly regulated environment requires a balance between leverage and return on equity while maintaining adequate capital amounts and ratios. The Company and the Bank are subject to federal regulatory capital adequacy standards. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets. Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material adverse effect on the financial condition of the Company and the Bank. Federal regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting policies. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.” To be “well-capitalized,” the Company’s and the Bank’s Tier 1 Risk-Based Capital Ratio (ratio of Tier 1 Capital to risk-weighted assets) must be at least 6%, its Total Risk-Based Capital Ratio (ratio of total capital to risk-weighted assets) must be at least 10%, and its Tier 1 Leverage Capital Ratio (ratio of Tier 1 Capital to average assets) must be at least 5%. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) and other certain equity like instruments are considered Tier 1 Capital. Tier 2 Capital consists of core capital plus supplementary or temporary capital such as subordinated debt, some types of preferred stock, and a defined percentage of the allowance for loan losses. The Company has historically maintained capital in excess of minimum levels established by the Federal Reserve Board.

As of September 30, 2014, the Bank’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 16.17%, 17.27%, and 9.45%, respectively, compared to 16.26%, 17.44%, and 9.32% at December 31, 2013. At September 30, 2014, the Company’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 17.01%, 18.12% and 9.88%, respectively, compared to 16.41%, 17.58%, and 9.40% at December 31, 2013. Management believes, as of September 30, 2014, that the Company and the Bank each met all capital adequacy requirements to which they are subject. Total capital increased 10.7% during 2014 to $124.6 million.  The increase in capital consists of an increase in unrealized gains on available-for-sale securities as well as undistributed net income.

On July 2, 2013, the Board of Governors of the Federal Reserve System approved the final rule for Basel III capital requirements for all commercial banks charted in the United States of America. The rule was subsequently approved by the FDIC on July 9, 2013. The rule will implement in the United States certain of the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The major provisions of the new rule applicable to the Company and the Bank are:

  The new rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions.

  The new minimum capital to risk-weighted assets (RWA) requirements are a Common Equity Tier 1 Capital Ratio of 4.5% and a Tier 1 Capital Ratio of 6.0% which is an increase from 4.0%, and a Total Capital Ratio that remains at 8.0%. The minimum Leverage Ratio (Tier 1 capital to total assets) is 4.0%.

  The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (MSAs), deferred tax assets (DTAs), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

  Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk weighted assets. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds.

  The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

  The transition period for implementation of Basel III is January 1, 2015, through December 31, 2018.

Dividends per share were $0.25 per share in each of the third quarters of 2014, 2013 and 2012.  The Company continues to pursue a conservative dividend strategy as part of its strategic efforts to maintain a strong capital base.  The dividend payout ratio was 26.5% for nine months ended September 30, 2014, compared to 26.3% for the same period in 2013.  The Company anticipates continuing to pay quarterly dividends of $0.25 per share in 2014 and consideration of a special dividend contingent on the Company’s actual and projected earnings and capital levels in December 2014.  The dividend payout ratio for the year ending December 31, 2014 is expected to be in the range of 30-40%, consistent with the prior year.

The Company has re-purchased 440 shares of common stock for $45.00 per share or $19,800 in aggregate and sold 358 shares of its own common stock for $45.00 per share or $16,110 in aggregate in the open market during the three months ended September 30, 2014.  The Company has no formal plans or programs in place to repurchase common stock or Class A common stock.

Recently Issued Accounting Standards

ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).” ASU 2014-14 applies to creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the Veterans Administration. The amendments in this update require that a mortgage loan be derecognized and that a separate receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The new standard is not expected to have a material impact on the Company’s financial statements.

ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” ASU 2014-15 applies to all entities and requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the update (1) provides a definition of the term substantial doubt; (2) requires an evaluation every reporting period including interim periods; (3) provides principles for considering the mitigating effect of management’s plans; (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) requires an express statement and other disclosures when substantial doubt is not alleviated; and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 5, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The new standard is not expected to have a material impact on the Company’s financial statements.

Interest Rate Risk

The Bank maintains a formal asset and liability management process to quantify, monitor and control interest rate risk.  The Funds Management Committee strives to maintain stability in net interest margin assuming various interest rate cycles.  Multiple strategies are utilized to reduce interest rate risk and include but are not limited to the following:  use of Federal Home Loan Bank borrowings, shortening or lengthening the re-pricing date of loans and/or time deposits depending on the current rate environment, managing overnight borrowings exposure, and increased mortgage-related investments securities to provide constant cash inflows.  As of September 30, 2014, the Company is in a liability sensitive position in which the Company would likely experience a dilution in net interest margin in a rising rate environment.  Interest rate risk exposures are within policy limits. Net interest margins remain stable at 3.85% for the quarter ended September 30, 2014.

The current interest rate environment and condition of the financial markets creates a unique scenario with attributes that are difficult to quantify in traditional models.  Management is aware of such issues and attempts to implement conservative and realistic assumptions as much as possible.  Models are back-tested and run under various scenarios to help assist in validating such assumptions.  One example of the uniqueness of this environment is an inability to factor into quantitative models the impact of irrational pricing of retail deposits that has and may continue to occur when interest rates begin rising in the future.  In an upward rate environment, the Bank may find that competitive pressures force greater rate increases than seen in historical trends and traditional rate shock scenarios and may also hinder the ability to push rates any lower in a prolonged low rate environment.  For additional discussion of interest rate risk, see the Company’s Registration Statement on Form S-4 filed July 18, 2014

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2014, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Registration Statement on Form S-4/A filed August 21, 2014.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures was performed as of September 30, 2014 under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were designed and operating effectively as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

There were no material legal proceedings filed against the Company or its subsidiaries as of this report date.

ITEM 1A.             RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-4 filed July 18, 2014.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS-

The Company has re-purchased 440 shares of common stock for $45.00 per share or $19,800 in aggregate and sold 358 shares of its own common stock for $45.00 per share or $16,110 in aggregate in the open market during the three months ended September 30, 2014.  Treasury stock purchases for third quarter 2014 occurred as follows:

	Shares	Average
	Purchased	Price per Share
July 1 to July 31, 2014	340	$45.00
August 1 to August 31, 2014	-	-
September 1 to September 30, 2014	100	$45.00
Total	440	$45.00

ITEM 6.                EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 20, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (a)
2.2	First Amendment to Agreement and Plan of Merger, dated as of June 27, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (a)
2.3	Second Amendment to Agreement and Plan of Merger, dated as of August 14, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (a)
3.1	Charter of First Citizens Bancshares, Inc., as amended. (b)
3.2	Articles of Amendment to the Charter of First Citizens Bancshares, Inc. (c)
3.3	Bylaws of First Citizens Bancshares, Inc., as amended. (b)
10.1	Loan Agreement, dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (d)
10.2	Pledge and Security Agreement, dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (d)
10.3	Promissory Note (Fixed Rate), dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (d)
10.4	Promissory Note (Floating Rate), dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (d)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Annex A of First Citizens Bancshares, Inc’s registration statement on Form S-4/A, dated August 21, 2014 (File No. 333-197512).

(b)	Incorporated by reference to First Citizens Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-11709).

(c)	Incorporated by reference to First Citizens Bancshares, Inc.’s registration statement on Form S-4 filed on July 18, 2014 (Registration No. 333-197512).

(d)	Incorporated by reference to First Citizens Bancshares, Inc.’s Current Report on Form 8-K, filed on October 1, 2014 (File No. 333-197512).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Citizens Bancshares, Inc. (Registrant)

Date: November 10, 2014	/s/ Jeffrey D. Agee
Jeffrey D. Agee,
Chief Executive Officer and President

Date: November 10, 2014	/s/Laura Beth Butler
Laura Beth Butler,
Executive Vice President, Chief Financial Officer & Secretary

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 20, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (a)
2.2	First Amendment to Agreement and Plan of Merger, dated as of June 27, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (a)
2.3	Second Amendment to Agreement and Plan of Merger, dated as of August 14, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (a)
3.1	Charter of First Citizens Bancshares, Inc., as amended. (b)
3.2	Articles of Amendment to the Charter of First Citizens Bancshares, Inc. (c)
3.3	Bylaws of First Citizens Bancshares, Inc., as amended. (b)
10.1	Loan Agreement, dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (d)
10.2	Pledge and Security Agreement, dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (d)
10.3	Promissory Note (Fixed Rate), dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (d)
10.4	Promissory Note (Floating Rate), dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (d)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Annex A of First Citizens Bancshares, Inc’s registration statement on Form S-4/A, dated August 21, 2014 (File No. 333-197512).

(b)	Incorporated by reference to First Citizens Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-11709).

(c)	Incorporated by reference to First Citizens Bancshares, Inc.’s registration statement on Form S-4 filed on July 18, 2014 (Registration No. 333-197512).

(d)	Incorporated by reference to First Citizens Bancshares, Inc.’s Current Report on Form 8-K, filed on October 1, 2014 (File No. 333-197512).