Form 10-K
period 2014-12-31
FIRST CITIZENS BANCSHARES INC /TN/
filed 2015-03-31
CIK 719264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None.

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

Yes ☑ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2014 was approximately $129,315,510 based upon the last known sale price prior to such date.

     As of February 27, 2015, the registrant had 3,836,721 outstanding shares of common stock and 140,202 outstanding shares of Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.  BUSINESS.

General

First Citizens Bancshares, Inc. (“First Citizens” or the “Company”) is a financial holding company incorporated in Tennessee in 1982. Through its principal bank subsidiary, First Citizens National Bank (“FCNB”), First Citizens conducts commercial banking and financial services operations primarily in West and Middle Tennessee. On October 1, 2014, First Citizens acquired Southern Heritage Bank which continues to operate as a separate depository institution.  At December 31, 2014, First Citizens and its subsidiaries had total assets of $1.48 billion and total deposits of $1.21 billion. First Citizens’ principal executive offices are located at One First Citizens Place, Dyersburg, Tennessee 38024 and its telephone number is (731) 285-4410.

First Citizens, headquartered in Dyersburg, Tennessee, is the holding company for FCNB, Southern Heritage Bank (“SHB” and together with FCNB, the “Banks”), First Citizens (TN) Statutory Trusts III and IV and Southern Heritage Bancshares Statutory Trust I.  The trusts hold the Banks’ trust preferred debt and are not consolidated but are accounted for under the equity method in accordance with generally accepted accounting principles (“GAAP”).

FCNB is a diversified financial services institution that provides banking and other financial services to its customers. FCNB provides customary banking services, such as checking and savings accounts, fund transfers, various types of time deposits, safe deposit facilities, financing of commercial transactions and making and servicing both secured and unsecured loans to individuals, firms and corporations. FCNB is the only community bank in Tennessee recognized as a preferred lender for the Farm Service Agency of the U.S. Department of Agriculture (“FSA”), which provides emergency farm loans to help producers recover from production and physical losses caused by natural disasters or quarantine. FCNB’s agricultural services include operating loans as well as financing for the purchase of equipment and farmland. FCNB’s consumer lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. FCNB typically sells long-term residential mortgages that it originates to the secondary market without retaining servicing rights. FCNB’s commercial lending operations include various types of credit services for customers.

FCNB has the following subsidiaries:

  First Citizens Financial Plus, Inc., a Tennessee bank service corporation wholly owned by FCNB, provides licensed brokerage services that allow FCNB to compete on a limited basis with numerous non-bank entities that provide such services to First Citizens’ customer base. The brokerage firm operates three locations in West Tennessee.

  White and Associates/First Citizens Insurance, LLC was chartered in the State of Tennessee and is a general insurance agency offering a full line of insurance products including casualty, life and health, and crop insurance. FCNB holds a 50% ownership interest in the agency, which is accounted for using the equity method. The insurance agency operates nine offices in Northwest Tennessee.

  First Citizens/White and Associates Insurance Company was organized and existed under the laws of the State of Arizona. Its principal activity is credit insurance. FCNB held a 50% ownership in the agency, which was accounted for using the equity method until the entity was liquidated and dissolved as of September 29, 2014.  The dissolution and liquidation of assets did not have a material impact to the Consolidated Financial Statements for the year ended December 31, 2014 included in Item 8 of this Annual Report on Form 10-K.

  First Citizens Investments, Inc. was organized and exists under laws of the State of Nevada. The principal activities of this entity are to acquire and sell investment securities and to collect income from its portfolio. First Citizens Investments, Inc. has the following subsidiaries:

  First Citizens Holdings, Inc., a Nevada corporation and wholly-owned subsidiary of First Citizens Investments, Inc., acquires and sells certain investment securities, collects income from its portfolio, and owns the following subsidiary:

  First Citizens Properties, Inc. is a real estate investment trust organized and existing under the laws of the State of Maryland, the principal activity of which is to invest in participation interests in real estate loans made by FCNB and provide FCNB with an alternative vehicle for raising capital. First Citizens Holdings, Inc. owns 100% of the outstanding common stock and 60% of the outstanding preferred stock of First Citizens Properties, Inc. Directors, executive officers and certain employees and affiliates of FCNB own approximately 40% of the preferred stock which is reported as Noncontrolling Interest in Consolidated Subsidiaries in the Consolidated Balance Sheets of First Citizens included in Item 8 of this Annual Report on Form 10-K.

Southern Heritage Bank is a financial services institution that provides banking services to its customers. Southern Heritage Bank conducts commercial banking operations primarily in Bradley County in East Tennessee.  Southern Heritage Bank provides customary banking services, such as checking and savings accounts, fund transfers, various types of time deposits, safe deposit facilities, financing of commercial transactions and making and servicing both secured and unsecured loans to individuals, firms and corporations. Southern Heritage Bank’s consumer lending department makes direct loans to individuals for personal, automobile, real estate, home improvement, business and collateral needs. Southern Heritage Bank typically sells long-term residential mortgages that it originates to the secondary market without retaining servicing rights. Southern Heritage Bank’s commercial lending operations include various types of credit services for customers.

The following table sets forth a comparative analysis of key balance sheet metrics of First Citizens as of December 31, for the years indicated (in thousands):

	2014	2013	2012
Total assets	$1,481,438	$1,174,472	$1,178,325
Total deposits	1,211,506	968,530	964,839
Total net loans	703,682	572,418	541,497
Total equity capital	144,510	112,606	114,140

The table below provides a comparison of First Citizens’ performance to industry standards based on information provided by the Federal Reserve. According to the Bank Holding Company Performance Report as of December 31, 2014 (the most recent report available as of the date of this Annual Report on Form 10-K), First Citizens’ peer group consisted of 343 bank holding companies with assets totaling $1 billion to $3 billion. The following table presents comparisons of First Citizens with its peers as indicated in Bank Holding Company Performance (“BHCP”) Reports for the years ended December 31 for each of the years indicated:

	2014		2013		2012
	First Citizens	Peer(1)	First Citizens	Peer(2)	First Citizens	Peer(2)
Net interest income to average assets	3.46%	3.37%	3.41%	3.33%	3.69%	3.38%
Net operating income to average assets	1.08%	0.91%	1.19%	0.88%	1.27%	0.79%
Net loan losses to average total loans	0.16%	0.15%	0.16%	0.25%	0.14%	0.59%
Tier 1 capital to average assets(3)	8.92%	10.11%	9.40%	9.94%	9.17%	9.74%
Cash dividends to net income	36.17%	23.68%	33.94%	23.12%	32.00%	25.78%

___________________

(1)	Peer information is provided for December 31, 2014, which is the most recent information available.
(2)	For the years ended December 31, 2013 and 2012, First Citizens’ peer group consisted of approximately 350 bank holding companies with total asset size of $1 to $3 billion.
(3)	Tier 1 capital to average assets is the ratio of core equity capital components to average total assets.

First Citizens and its subsidiaries employed a total of 348 full-time equivalent employees as of December 31, 2014. First Citizens and its subsidiaries are committed to hiring and retaining high quality employees to execute First Citizens’ strategic plan.

First Citizens’ website address is www.FirstCNB.com. First Citizens makes its Annual Reports and all amendments to those reports available free of charge by link on its website on the “About – Investor Relations” webpage as soon as reasonably practicable. Shareholders may request a copy of the annual report without charge by contacting Laura Beth Butler, Secretary, First Citizens Bancshares, Inc., P. O. Box 370, Dyersburg, Tennessee 38025-0370.

First Citizens is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and, as such, may elect to comply with certain reduced public company reporting requirements.

Recapitalization

During a special meeting on July 16, 2014, First Citizens’ shareholders voted on and approved the First Citizens Charter Amendment authorizing an additional class of common stock (Class A common stock) to be issued to certain shareholders of First Citizens. Upon the filing of the First Citizens Charter Amendment, each share of First Citizens common stock outstanding immediately prior to such filing owned by a shareholder of record who owned less than 300 shares of such common stock, was, by virtue of the filing of the First Citizens Charter Amendment and without any action on the part of the holders, reclassified as Class A common stock, on the basis of one share of Class A common stock per each share of common stock so reclassified. Each share of First Citizens common stock outstanding immediately prior to the filing of the First Citizens Charter Amendment owned by a shareholder of record who owned 300 or more shares of such common stock was not reclassified and continued to be classified as common stock. The First Citizens common stock continues to have unlimited voting rights. Each outstanding share of First Citizens Class A common stock has no voting rights except as may be required by law.

Merger

                On October 1, 2014, the Company completed its previously announced acquisition of Southern Heritage pursuant to the terms of the Merger Agreement. In accordance with the Merger Agreement, Southern Heritage merged with and into the Company, with the Company continuing as the surviving corporation.

Expansion

First Citizens, through its strategic planning process, intends to seek profitable opportunities that utilize excess capital and maximize income in Tennessee. In determining whether to acquire other banking institutions, First Citizens’ objective is asset growth and diversification into other market areas. Management believes acquisitions and de novo branches afford First Citizens increased economies of scale within operation functions and better utilization of human resources. First Citizens only pursues an acquisition or opens a de novo branch if First Citizens’ board of directors determines it to be in the best interest of First Citizens and its shareholders.

Competition

The business of providing financial services is highly competitive. In addition to competing with other commercial banks in the service area, both FCNB and SHB compete with savings and loan associations, insurance companies, savings banks, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, credit unions and other enterprises.  In 1998, federal legislation allowed credit unions to expand their membership criteria. Expanded membership criteria coupled with existing tax-exempt status give credit unions a competitive advantage compared to banks.

Both Banks build and implement strategic plans and commitments to address competitive factors in the various markets served.  The primary strategic focus is on obtaining and maintaining profitable customer relationships in all markets the Banks serve.  The markets demand competitive pricing, but the Banks compete on high quality customer service that will attract and enhance loyal, profitable customers.  Industry surveys have consistently revealed that 65-70% of customers leave banks because of customer service issues.  Accordingly, the Banks are committed to providing excellent customer service in all markets that they serve as a means of branding and distinguishing from other financial institutions.  The Banks utilize advertising, including both newspaper and radio, and promotional activities to support strategic plans.

The Banks offer a typical mix of interest-bearing transaction, savings and time deposit products, as well as traditional non-interest bearing deposit accounts. FCNB is a leader in deposit market share compared to competitors in the Counties of  Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley in Tennessee. FCNB has consistently been a leader in market share of deposits in its markets for several years. FCNB’s market share has been 19% to 20% in Dyer, Fayette, Lauderdale, Obion, Tipton and Weakley Counties combined and in excess of 62% in Dyer County for the last three years.  The following market share information for these counties (banks only, deposits inside of market) is from the Deposit Market Share Report, as of June 30, 2014, prepared annually by the Federal Deposit Insurance Corporation (the “FDIC”) (dollars in thousands):

Bank Name	# of Offices	Total Deposits	Market Share %
First State Bank	15	$ 864,395	24.29%
First Citizens National Bank	13	714,865	20.09%
Bank of Fayette County	6	255,155	7.17%
Regions Bank	9	207,414	5.83%
Trustmark National Bank	5	181,734	5.11%
Bank of Ripley	4	171,166	4.81%
BancorpSouth Bank	5	147,728	4.15%
Commercial Bank & Trust	2	127,915	3.59%
Security Bank	6	109,772	3.08%
Patriot Bank	2	102,465	2.88%
Reelfoot Bank	4	97,995	2.75%
INSOUTH Bank	2	89,817	2.52%
First South Bank	2	75,456	2.12%
Clayton Bank & Trust	4	75,049	2.11%
Bank of Gleason	1	66,832	1.88%
Bank of Halls	2	58,930	1.66%
The Lauderdale County Bank	2	45,454	1.28%
Greenfield Banking Co.	2	39,533	1.11%
Gates Banking & Trust Co.	1	37,756	1.06%
Brighton Bank	1	33,695	0.95%
Bank Tennessee	2	17,294	0.49%
All others	7	38,165	1.07%
Total	97	$3,558,585	100.00%

FCNB also competes in the Shelby County and Williamson County markets.  Because the size and composition of these two markets is much larger and more diverse than the other markets in which FCNB operates, Shelby and Williamson Counties are excluded from the above table.  FCNB’s market share in Shelby County was 1.05% and 1.02% as of June 30, 2014 and 2013, respectively.  FCNB’s market share in Williamson County was 0.97% and 1.25% as of June 30, 2014 and 2013, respectively.

SHB competes in Bradley County and has been 13% to 14% for the last three years.  The following market share information for this county (banks only, deposits inside of market) is from the Deposit Market Share Report, as of June 30, 2014, prepared annually by the FDIC (dollars in thousands):

Bank Name	# of Offices	Total Deposits	Market Share %
First Tennessee Bank	4	$ 265,848	18.90%
Southern Heritage Bank	3	209,024	14.86%
Regions Bank	4	200,879	14.28%
Bank of Cleveland	5	188,792	13.42%
Branch Banking & Trust Co.	3	172,150	12.24%
SunTrust Bank	2	91,726	6.52%
CapitalMark Bank & Trust	1	79,108	5.62%
United Community Bank	2	68,511	4.87%
FSGBANK	2	35,341	2.51%
SouthEast Bank	1	31,284	2.22%
All others	4	64,237	4.56%
Total	31	$1,406,900	100.00%

Regulation and Supervision

The following discussion sets forth certain material elements of the regulatory framework applicable to the Corporation and the Banks. This discussion is a brief summary of the regulatory environment in which the Corporation and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations.  Regulation of financial institutions is intended primarily for the protection of depositors, the deposit insurance fund and the banking system, and generally is not intended for the protection of shareholders. Changes in applicable laws, and their application by regulatory agencies, cannot necessarily be predicted, but could have a material effect on the business and results of the Corporation and its subsidiaries.

General

The Corporation is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Corporation is required to file annual reports with the Federal Reserve and such other information as the Federal Reserve may require.  The Federal Reserve also conducts examinations of the Corporation. The Banks are subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”).  The Banks are required to file annual reports with the OCC and such other information as the OCC may require.  The OCC also conducts examinations of the Banks.

The Bank Holding Corporation Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

  it may acquire direct or indirect ownership or control of any voting shares of any other bank holding company if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the other bank holding company;

  it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

  it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

  it may merge or consolidate with any other bank holding company.

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anticompetitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, both of which are discussed below in more detail.

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

  the bank holding company has registered securities under Section 12 of the Exchange Act of 1934, as amended (“Exchange Act”); or

  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Corporation’s common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

The Banks are incorporated under the laws of the United States and is subject to the applicable provisions of the National Bank Act and regulations promulgated by the OCC.  The Banks are subject to the supervision of the OCC and to regular examinations by that department.  Deposits in the Banks are insured by FDIC and, therefore, the Banks are subject to the provisions of the Federal Deposit Insurance Act.

Federal Reserve policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) codifies this policy as a statutory requirement. This support may be required by the Federal Reserve at times when the Corporation might otherwise determine not to provide it. In addition, if a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the bank holding company.

In addition, the Corporation is required to file certain reports with, and otherwise comply with the rules and regulations of, the U.S. Securities and Exchange Commission (the “SEC”) under federal securities laws.

The Dodd-Frank Act

The Dodd-Frank Act, enacted in 2010, significantly restructured financial regulation in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions intended to strengthen the financial services sector.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies, including financial institutions, with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also required the issuance of numerous implementing regulations, many of which have not yet been issued.

In January 2013, the CFPB issued final regulations governing mainly consumer mortgage lending. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage. The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which is required by August 1, 2015.

The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are now able to enter new markets more freely.

Recently, the CFPB and banking regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the “unfair or deceptive acts or practices” (“UDAP”) law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” which has been delegated to the CFPB for supervision.

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. The overall financial impact on the Corporation and its subsidiaries or the financial services industry generally cannot be anticipated at this time.

Dividends

The Corporation is a legal entity that is separate and distinct from its subsidiaries. The primary source of funds for dividends paid to the Corporation’s shareholders are dividends paid to the Corporation by the Banks.  Federal law limits the amount of dividends that the Banks may pay to the Corporation without regulatory approval.  The Banks are required by to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (i) the total of the Banks’ retained net income for that year, plus (ii) the Banks’ retained net income for the preceding two years. The OCC also has the authority to prohibit the Banks from engaging in business practices that the OCC considers to be unsafe or unsound, which, depending on the financial condition of the Banks, could include the payment of dividends.

In addition, the Federal Reserve has the authority to prohibit the payment of dividends by a bank holding company if its actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement, Supervisory Release 09-4, on the payment of cash dividends by bank holding companies, which outlines the Federal Reserve’s view that a bank holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position, or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets.  The Federal Reserve has indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends.

Capital

The Federal Reserve has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that:

  makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations;

  takes off-balance sheet exposures into explicit account in assessing capital adequacy; and

  minimizes disincentives to holding liquid, low-risk assets.

Under the guidelines and related policies, banks and bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. “Total capital” is Tier 1 plus Tier 2 capital. These two tiers are:

  “Tier 1,” or core capital, that includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets; and

  “Tier 2,” or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, up to 1.25% of risk-weighted assets.

 The Federal Reserve and the other federal banking regulators require that all intangible assets (net of deferred tax), except originated or purchased mortgage-servicing rights, non-mortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in Total capital cannot exceed 100% of an institution’s Tier 1 capital.

Under the risk-based capital guidelines existing prior to January 1, 2015, financial institutions were required to maintain a risk-based ratio of 8%, with 4% being Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when they believe an institution’s circumstances warrant.

Under the leverage guidelines existing prior to January 1, 2015, financial institutions are required to maintain a leverage ratio of at least 3%. The minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate risk exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Prompt Corrective Action” as applicable to “under-capitalized” institutions.

New Capital Rules

On July 2, 2013, the Federal Reserve approved the final rule for BASEL III capital requirements for all bank holding companies chartered in the United States and banks that are members of the Federal Reserve System. The rule implements in the United States certain of the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The major provisions of the new rule applicable to the Corporation and the Banks are:

  The new rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the United States banking system to deal with adverse economic conditions.

  The new minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0% which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%.

  The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

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

The transition period for implementation of Basel III is January 1, 2015, through December 31, 2018.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991, known as FDICIA, requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.”

An institution is deemed to be:

  “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater (8% after January 1, 2015), a Tier 1 leverage ratio of 5% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

  “adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater (6% after January 1, 2015), generally, a Tier 1 leverage ratio of 4% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution;

  “under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;

  “significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% (less than 4% after January 1, 2015), a Tier 1 leverage ratio that is less than 3%, and, after January 1, 2015, a common equity Tier 1 capital ratio that is less than 3%; and

  “critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2014, the Banks’ regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would be “under-capitalized” after such payment. “Under-capitalized” institutions are subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan.

If an “under-capitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly under-capitalized.” “Significantly under-capitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately-capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.

“Critically under-capitalized” institutions may not, beginning 60 days after becoming “critically under-capitalized,” make any payment of principal or interest on their subordinated debt. In addition, “critically under-capitalized” institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Banks are “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Banks had approximately $4.9 million of such brokered deposits at December 31, 2014.

Interstate Banking and Branching Legislation

Federal law allows banks to establish and operate a de novo branch in a state other than the bank’s home state if the law of the state where the branch is to be located would permit establishment of the branch if the bank were chartered by that state, subject to standard regulatory review and approval requirements. Federal law also allows the Banks to acquire an existing branch in a state in which the banks are not headquartered and does not maintain a branch if the OCC approves the branch or acquisition, and if the law of the state in which the branch is located or to be located would permit the establishment of the branch if the banks were chartered by that state.

Once a bank has established branches in a state through an interstate merger transaction or through de novo branching, the bank may then establish and acquire additional branches within that state to the same extent that a state chartered bank is allowed to establish or acquire branches within the state.

Under the Bank Holding Company Act, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and subject to certain deposit market-share limitations.

FDIC Insurance

The deposits of the Banks are insured by the Deposit Insurance Fund (the “DIF”), which the FDIC administers. The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. For institutions like the Banks with less than $10 billion in assets, the amount of the assessment is based on its risk classification. The higher an institution’s risk classification, the higher its rate of assessments (on the assumption that such institutions pose a greater risk of loss to the DIF). An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2015 is 1.28% of insured deposits and is adjusted quarterly. These assessments will continue until the bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Banks, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. If the FDIC terminates an institution’s deposit insurance, accounts insured at the time of the termination, less withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.

Affiliate Transactions

The Banks are subject to Regulation W, which comprehensively implements statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the Federal Reserve’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Banks’ “affiliates” are the Corporation and its non-bank subsidiaries.

Regulation W and Section 23B prohibit, among other things, a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

The Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions.  The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies.  An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services.  As of December 31, 2014, the Banks had a “satisfactory” rating under the CRA.

Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as extended and revised by the PATRIOT Improvement and Reauthorization Act of 2005 (the “Patriot Act”), requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign financial institutions; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign financial institutions that do not have a physical presence in any country.  The Patriot Act also requires that financial institutions follow certain minimum standards to verify the identity of customers, both foreign and domestic, when a customer opens an account.  In addition, the Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

Consumer Privacy and Other Consumer Protection Laws

The Banks, like all other financial institutions, are required to maintain the privacy of its customers’ non-public, personal information. Such privacy requirements direct financial institutions to:

  provide notice to customers regarding privacy policies and practices;

  inform customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties; and

  give customers an option to prevent disclosure of such information to non-affiliated third parties.

Under the Fair and Accurate Credit Transactions Act of 2003, the Banks’ customers may also opt out of information sharing between and among the Banks and its affiliates.

The Banks are also subject, in connection with its deposit, lending and leasing activities, to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act,  the Truth-in-Savings Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Currency and Foreign Transactions Reporting Act, the National Flood Insurance Act, the Flood Protection Act, the Bank Secrecy Act, laws and regulations  governing unfair, deceptive, and/or abuse acts and practices, the Servicemembers Civil Relief Act, the Housing and Economic Recovery Act, and the Credit Card Accountability Act, among others, as well as various state laws.

Incentive Compensation

In 2010, the Federal Reserve issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The federal banking agencies have proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. If adopted, the proposed rules would require incentive-based compensation plans:

  to provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks;

  be compatible with effective internal controls and risk management, and be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Corporation’s ability to hire, retain and motivate its key employees.

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 is applicable to all companies with equity or debt securities registered under the Exchange. In particular, the Sarbanes-Oxley Act established: (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) certification and related responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting Corporation; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting Corporation and its directors and executive officers; and (v) civil and criminal penalties for violation of the securities laws.

Effect of Governmental Policies

The Corporation and the Banks are affected by the policies of regulatory authorities, including the Federal Reserve, the FDIC, and the OCC. An important function of the Federal Reserve is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: (i) purchases and sales of U.S. government and other securities in the marketplace; (ii) changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; (iii) changes in the reserve requirements of depository institutions; and (iv) indirectly, changes in the federal funds rate, which is the rate at which depository institutions lend money to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.

The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of the Corporation and the Banks, or whether changing economic conditions will have a positive or negative effect on operations and earnings.

Other Proposals

Bills occasionally are introduced in the United States Congress, and regulations occasionally are proposed by regulatory agencies, any of which could affect the Company’s businesses, financial results, and financial condition. Generally it cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the Corporation and the Banks may be affected.

ITEM 1A.  RISK FACTORS.

Information contained herein includes forward-looking statements with respect to the beliefs, plans, risks, goals and estimates of the Company.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant banking, economic, and competitive uncertainties, many of which are beyond management’s control.  When used in this discussion, the words “anticipate,” “project,” “expect,” “believe,” “should,” “will,” “intend,” “is likely,” “going forward,” “could,” “may” and other expressions are intended to identify forward-looking statements.  These forward-looking statements are within the meaning of section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Exchange Act.  Such statements may include, but are not limited to, capital resources, strategic planning, acquisitions or de novo branching, ability to meet capital guidelines, legislation and governmental regulations affecting financial services companies, construction of new branch locations, dividends, critical accounting policies, allowance for loan losses, fair value estimates, goodwill, occupancy and depreciation expense, held-to-maturity securities, available-for-sale securities, trading securities, cash flows, core deposit intangibles, diversification in the real estate loan portfolio, interest income, maturity of loans, loan impairment, loan ratings, charge-offs, other real estate owned, maturity and re-pricing of deposits, borrowings with call features, dividend payout ratio, off-balance sheet arrangements, the impact of recently issued accounting standards, changes in funding sources, liquidity, interest rate sensitivity, net interest margins, debt securities, non-accrual status of loans, contractual maturities of mortgage-backed securities and collateralized mortgage obligations, other-than-temporary impairment of securities, amortization expense, deferred tax assets, independent appraisals for collateral, property enhancement or additions, efficiency ratio, ratio of assets to employees, net income, changes in interest rates, loan policies, categorization of loans, maturity of  Federal Home Loan Bank (“FHLB”) borrowings and the effectiveness of internal control over financial reporting.

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

Changes in interest rates could have an adverse effect on First Citizens’ earnings.

First Citizens’ profitability is in part a function of interest rate spread, or the difference between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Interest rates are largely driven by monetary policies set by the Federal Open Market Committee (“FOMC”) and trends in the prevailing market rate of interest embodied by the yield curve. The FOMC establishes target rates of interest to influence the cost and availability of capital and promote national economic goals. Rates remained at a historical low range of 0.00% to 0.25% through the end of 2014. In March 2015, the FOMC indicated that rates of 0.00% to 0.25% remain appropriate. The yield curve is a representation of the relationship between short-term interest rates to longer-term debt maturity rates. Currently, the yield curve is fairly steep as short-term rates continue at historic lows. As of December 31, 2014, FCNB was liability sensitive in terms of interest rate risk exposure, meaning that FCNB will likely experience margin compression when federal funds rates increase. In other words, upward pressure on deposit interest rates will outpace increases in the interest rates on interest-earning assets. Deposits are currently priced at historically low levels and are likely to reprice at a faster pace than interest-earning assets when the rate environment begins rising. The majority of variable-rate loans are priced at floors that will require significant increases in federal fund and prime rates before loan yields increase.

If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, First Citizens’ net interest income and, therefore, earnings could be adversely affected. Earnings could also be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings. While management takes measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing the exposure to interest rate risk. A sudden and significant increase in the market rate of interest could have a material adverse effect on the First Citizens’ financial condition and earnings.

First Citizens is subject to credit quality risks and First Citizens’ credit policies may not be sufficient to avoid losses.

First Citizens is subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay interest and principal amounts on loans. Although First Citizens maintains credit policies and credit underwriting, monitoring and collection procedures that management believes are sufficient to manage this risk, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline. If a large number of borrowers fail to repay their loans, First Citizens’ financial condition and results of operations may be adversely affected.

If First Citizens’ allowance for loan losses becomes inadequate, First Citizens’ financial condition and results of operations could be adversely affected.

First Citizens maintains an allowance for loan losses that management believes is a reasonable estimate of known and inherent potential losses in its loan portfolio. Management uses various assumptions and judgments to evaluate on a quarterly basis the adequacy of the allowance for loan losses in accordance with GAAP as well as regulatory guidelines. The amount of future losses is susceptible to changes in economic, operating and other conditions, as well as changes in interest rates, most of which are beyond First Citizens’ control, and these losses may exceed current estimates. Although First Citizens believes the allowance for loan losses is a reasonable estimate of known and inherent potential losses in its loan portfolio, First Citizens cannot fully predict such potential losses or that its loan loss allowance will be adequate in the future. Excessive loan losses could have an adverse effect on First Citizens’ financial performance.

Federal and state regulators periodically review First Citizens’ allowance for loan losses and may require First Citizens to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of its management. Any increase in the amount of First Citizens’ provision or loans charged-off as required by these regulatory agencies could have an adverse effect on First Citizens’ results of operations.

First Citizens no longer has reporting obligations pursuant to the Exchange Act and it cannot be certain if the less publicly available information will make First Citizens’ stock  trade less frequently and be less attractive to investors.

First Citizens no longer has reporting obligations pursuant to the Exchange Act, which will result in less publicly available information about First Citizens and could cause its stock to trade less frequently and be less attractive to investors.

First Citizens is geographically concentrated in West Tennessee, and changes in local economic conditions may impact its profitability.

First Citizens operates primarily in West Tennessee and the majority of all loan customers and most deposit and other customers live or have operations in this area. Accordingly, First Citizens’ success depends significantly upon growth in population, income levels, deposits, housing starts and continued attraction of business ventures to this area. First Citizens’ profitability is impacted by changes in general economic conditions in this market. First Citizens’ management remains concerned about unemployment levels and economic conditions in its rural markets. Additionally, unfavorable local or national economic conditions could reduce First Citizens’ growth rate, affect the ability of its customers to repay their loans and generally affect First Citizens’ financial condition and results of operations.

First Citizens is less able than larger institutions to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, First Citizens is unable to give assurance that it will benefit from any market growth or favorable economic conditions in its primary market areas if they do occur.

Earnings could be adversely affected if values of other real estate owned decline.

First Citizens is subject to the risk of losses from the liquidation and/or valuation adjustments on other real estate owned. First Citizens owns approximately 74 properties totaling $5.7 million in other real estate owned as of December 31, 2014. Other real estate owned is valued at the lower of cost or fair market value less cost to sell. Fair market values are based on independent appraisals for properties valued at $50,000 or greater and appraisals are updated annually. First Citizens may incur future losses on these properties if economic and real estate market conditions result in declines in the fair market value of these properties.

If financial market conditions worsen or First Citizens’ loan demand increases significantly, First Citizens’ liquidity position could be adversely affected. First Citizens may be required to rely on secondary sources of liquidity to meet withdrawal needs or fund operations, and there can be no assurance that these sources will be sufficient to meet future liquidity demands.

First Citizens relies on dividends from the Banks as its primary source of funds. The Banks’ primary sources of funds are client deposits, loan repayments and proceeds from the sale or maturity of securities. While scheduled loan repayments have historically been a relatively stable source of funds, they are susceptible to the inability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters and national or international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, First Citizens may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While First Citizens believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if First Citizens continues to grow and experience increasing loan demand. First Citizens may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Market conditions could adversely affect First Citizens’ ability to obtain additional capital on favorable terms should it need it.

First Citizens’ business strategy calls for continued growth. First Citizens anticipates that it will be able to support this growth through the generation of additional deposits at new branch locations, as well as through returns realized as a result of investment opportunities. However, First Citizens may need to raise additional capital in the future to support continued growth and maintain adequate capital levels. First Citizens may not be able to obtain additional capital in the amounts or on terms satisfactory to it. Growth may be constrained if First Citizens is unable to raise additional capital as needed.

Failure to remain competitive in an increasingly competitive industry may adversely affect results of operations and financial condition.

First Citizens encounters strong competition from other financial institutions in its market areas. In addition, established financial institutions not already operating in First Citizens’ market areas may open branches in its market areas at future dates or may compete via the internet. Certain aspects of First Citizens’ banking business also compete with savings institutions, credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions imposed on First Citizens. Many of these competitors have substantially greater resources and lending limits and are able to offer services that First Citizens does not provide. While First Citizens believes that it competes effectively with these other financial institutions in its market areas, First Citizens may face a competitive disadvantage as a result of its smaller size, smaller asset base, lack of geographic diversification and inability to spread its marketing costs across a broader market. If First Citizens has to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, First Citizens’ net interest margin and income could be negatively affected. Failure to compete effectively to attract new or to retain existing clients may reduce or limit First Citizens’ margins and its market share and may adversely affect First Citizens’ results of operations and financial condition.

First Citizens and its subsidiaries are subject to extensive government regulation and supervision. Changes in laws, government regulation and monetary policy may have a material adverse effect on our results of operations.

First Citizens and its subsidiaries are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not First Citizens’ shareholders. These regulations affect First Citizens’ lending practices, capital structure, investment practices and dividend policy and growth, among other things. Future changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect First Citizens in substantial and unpredictable ways. Such changes could subject First Citizens to additional costs, limit the types of financial services and products First Citizens may offer and/or increase the ability of non-banks to offer competing financial services and products, or decrease the flexibility in pricing certain products and services by the Banks, among other things. Failure to comply with laws, regulations or policies could result in sanctions imposed by regulatory agencies, civil money penalties, civil liability and/or reputation damage, which could have a material adverse effect on First Citizens’ financial condition and results of operations. While First Citizens’ policies and procedures are designed to deter and detect any such violations, there can be no assurance that such violations will not occur.

First Citizens stock is not listed or traded on any established securities market and is less liquid than most securities traded in those markets; First Citizens has filed to revert to non-reporting status following the filing of this Annual Report on Form 10-K.

First Citizens stock is not listed or traded on any established securities exchange or market and First Citizens has no plans to seek to list its stock on any recognized exchange or qualify it for trading in any market. Accordingly, First Citizens stock has substantially fewer trades than the average securities listed on any national securities exchange. Most transactions in First Citizens stock are privately negotiated trades and its stock is very thinly traded. There is no dealer for First Citizens stock and no “market maker.” First Citizens’ shares do not have a trading symbol. The lack of a liquid market can produce downward pressure on First Citizens stock price and can reduce the marketability of First Citizens stock. On January 5, 2015, First Citizens filed a Form 15 with the SEC terminating First Citizens reporting obligations pursuant to Section 15(d) of the Exchange Act, which will result in less publicly available information about First Citizens and could cause its stock to trade less frequently.

First Citizens’ ability to pay dividends may be limited.

As a holding company, First Citizens is a separate legal entity from the Banks and does not conduct significant income-generating operations of its own. It currently depends upon the Banks’ cash and liquidity to pay dividends to its shareholders. First Citizens cannot provide assurance that the Banks will have the capacity to pay dividends to First Citizens in the future. Various statutes and regulations limit the availability of dividends from the Banks. It is possible that, depending upon the Banks’ respective financial condition and other factors, the Banks’ regulators could assert that payment of dividends by the Banks to First Citizens is an unsafe or unsound practice. In the event that the Banks are unable to pay dividends to First Citizens, First Citizens may not be able to pay dividends to its shareholders.

A failure or breach of First Citizens’ operational or security systems or infrastructure, or those of First Citizens’ third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt First Citizens’ businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and cause losses.

First Citizens relies heavily on communications and information systems to conduct its business. Information security risks for financial institutions such as First Citizens have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, First Citizens’ operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. First Citizens’ business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond First Citizens’ control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks.

As noted above, First Citizens’ business relies on its digital technologies, computer and email systems, software and networks to conduct its operations. Although First Citizens has information security procedures and controls in place, First Citizens’ technologies, systems and networks and its customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of First Citizens’ or its customers’ or other third parties’ confidential information. Third parties with whom First Citizens does business or that facilitate First Citizens’ business activities, including financial intermediaries, or vendors that provide service or security solutions for First Citizens’ operations, and other unaffiliated third parties, could also be sources of operational and information security risk to First Citizens, including from breakdowns or failures of their own systems or capacity constraints.

While First Citizens has disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. First Citizens’ risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of First Citizens’ controls, processes, and practices designed to protect its systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for First Citizens. As threats continue to evolve, First Citizens may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support First Citizens’ businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that First Citizens’ clients use to access First Citizens’ products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on First Citizens’ results of operations or financial condition.

Shares of First Citizens stock are not insured.

Shares of First Citizens stock are not deposits and are not insured by the FDIC or any other entity.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Properties

First Citizens National Bank Properties

FCNB has 17 full-service bank financial centers, two drive-through only branches and 28 ATMs spread over eight Tennessee counties. A list of available banking locations and hours is maintained on FCNB’s website (www.firstCNB.com) under the “Locations” section. FCNB owns and occupies the following properties:

  FCNB’s main branch and executive offices are located in a six-story building at One First Citizens Place (formerly 200 West Court), Dyersburg, Dyer County, Tennessee. This property also includes the Banking Annex, which has an address of 215-219 Masonic Street. The Banking Annex houses FCNB’s operations, information technology, call center, bank security and mail departments;

  FCNB’s downtown drive-through branch is located at 117 South Church Street, Dyersburg, Dyer County, Tennessee, and is a remote motor bank with six drive-through lanes and a drive-up ATM lane;

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

  The Newbern Financial Center, a full-service facility, is located at 104 North Monroe Street, Newbern, Dyer County, Tennessee;

  The Industrial Park Financial Center located at 2211 St. John Avenue, Dyersburg, Dyer County, Tennessee is a full-service banking facility;

  The Ripley Financial Center is a full-service facility located at 316 Cleveland Street in Ripley, Lauderdale County, Tennessee;

  The Troy Financial Center is a full-service banking facility located at 220 East Harper Street in Troy, Obion County, Tennessee;

  The Union City Financial Center, a full-service banking facility, is located 215 W. Lee Street, Union City, Tennessee.

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

  The Arlington Financial Center is a full-service facility located at 5845 Airline Road, Arlington, Shelby County, Tennessee;

  The Oakland Financial Center is a full-service facility located at 7285 Highway 64, Oakland, Fayette County, Tennessee;

  The Collierville Financial Center is a full-service facility located at 3668 South Houston Levee in Collierville, Shelby County, Tennessee;

  The Franklin Financial Center is a full-service facility located at 1304 Murfreesboro Road in Franklin, Williamson County, Tennessee;

  The Cool Springs Financial Center is a full-service facility located at 9045 Carothers Parkway, Franklin, Williamson County, Tennessee;

  The Jackson Financial Center is a full-service facility located at 381 Walker Road in Jackson, Tennessee which was opened October 1, 2014.  The lot for this financial center is located on the corner of Walker Road and Union University Drive and was originally reported in prior filings as located on Union University Drive in Jackson, Madison County, Tennessee.  However, after construction, the address assigned by 911 Authorities was 381 Walker Road rather than Union University Drive; and

  A lot located on Christmasville Cove in Jackson, Madison County, Tennessee, that was purchased in 2007 on which First Citizens expects to construct a full-service facility in the next three to five years.

FCNB owns all properties and there are no liens or encumbrances against any properties owned by FCNB. All facilities described above are adequate and appropriate to provide banking services as noted and are adequate to handle growth expected in the foreseeable future. As growth continues or needs change, individual property enhancements or additional properties will be evaluated as necessary, including, among other things, licensing and marketing and sales practices.

Southern Heritage Bank Properties

Southern Heritage Bank has three full-service bank financial centers and ATMs spread over two Tennessee counties. A list of available banking locations and hours is maintained on Southern Heritage Bank’s website (www.southernheritagebank.com) under the “Locations & Hours” section. Southern Heritage Bank owns and occupies the following properties:

  Southern Heritage Bank’s main branch and executive offices are located in a two-story building at 3020 Keith Street, Cleveland, Bradley County, Tennessee 37312. This property also houses Southern Heritage Bank’s operations, information technology, call center, bank security and mail departments;

  Southern Heritage Bank’s Waterville Springs office is located at 2530 Dalton Pike, Cleveland, Bradley County, Tennessee 37323, and is a full-service banking facility with 3 drive-through lanes and a drive-up ATM lane;

  The Georgetown Road office is located at 3795 Georgetown Road, Cleveland, Bradley County, Tennessee 37312, and is a full-service banking facility with 3 drive-through lanes and a drive-up ATM lane; and

  Southern Heritage Bank’s stand-alone ATM location is located at the corner of Hwy 64 and 411, 116 White Water Drive, Ocoee, Polk County, Tennessee 37361.

Southern Heritage Bank owns all branch properties and there are no liens or encumbrances against any properties owned by Southern Heritage Bank; the ATM location in Polk County is leased. All facilities described above are adequate and appropriate to provide banking services as noted and are adequate to handle growth expected in the foreseeable future. As growth continues or needs change, individual property enhancements or additional properties will be evaluated as necessary.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders and Market Information

As of February 27, 2015, there were 786 shareholders of the Company’s common stock and 792 holders of the Company’s Class A Common Stock. The Company’s common stock and Class A common stock are not listed or traded on any established public trading market. The table below shows the quarterly range of high and low sale prices for the Company’s common stock and Class A common stock during the fiscal years 2014 and 2013.  These sale prices represent known transactions reported to the Company and do not necessarily represent all trading transactions for the periods.

Year	Quarter	High	Low
2014	First	$44.00	$44.00
	Second	45.00	44.00
	Third	45.00	45.00
	Fourth	47.00	45.00
2013	First	39.00	39.00
	Second	42.60	39.00
	Third	42.60	42.60
	Fourth	42.60	42.60

Dividends

The Company paid aggregate dividends per share of the Company’s common stock of $1.30 in 2014, $1.30 in 2013 an $1.20 per share in 2012.  The following quarterly dividends per share of common stock were paid for 2014, 2013 and 2012:

Quarter	2014	2013	2012
First Quarter	$0.25	$0.25	$0.25
Second Quarter	0.25	0.25	0.25
Third Quarter	0.25	0.25	0.25
Fourth Quarter	0.55	0.55	0.45
Total	$1.30	$1.30	$1.20

Future dividends will depend on the Company’s earnings, financial condition, regulatory capital levels and other factors, which the Company’s Board of Directors considers relevant.  See the section above entitled “Item 1. Business – Regulation and Supervision” and Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on 10-K for more information on restrictions and limitations on the Company’s ability to pay dividends.

Issuer Purchases of Equity Securities

The Company had no publicly announced plans or programs to purchase the Company’s stock during 2014. There were no shares of Company common stock or Class A common stock repurchased during the quarter ended December 31, 2014.

Unregistered Sale of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected financial data of the Company for the 12 months ended December 31, for the years indicated (dollars in thousands, except per share data):

	2014	2013	2012	2011	2010
Net interest income	$40,665	$37,133	$36,084	$36,150	$34,377
Gross interest income	46,934	44,122	44,111	45,506	46,347
Income from continuing operations	13,545	13,808	13,515	11,862	8,875
Net income per common share	$3.72	$3.83	$3.75	$3.28	$2.45
Cash dividends declared per common share	1.30	1.20	1.30	1.10	1.00
Total assets at year-end	$1,483,186	$1,174,472	$1,178,325	$1,053,549	$974,378
Long-term obligations (1)	59,326	46,362	32,594	43,976	42,296
Allowances for loan losses as a % of total loans	1.06%	1.35%	1.45%	1.52%	1.47%
Allowances for loan losses as a % of non-performing loans	96.40%	91.63%	89.25%	98.49%	76.40%
Loans 90 days past due as a % of total loans	0.51%	0.60%	0.54%	1.39%	1.12%

________________

(1)    Long-term obligations consist of FHLB advances that mature after December 31, 2015, and trust-preferred securities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

For the year ended December 31, 2014, the Company’s financial condition, results of operations and key performance metrics were significantly impacted by the acquisition of Southern Heritage Bancshares, Inc. and its subsidiary Southern Heritage Bank which occurred on October 1, 2014.  Southern Heritage Bancshares, Inc. was merged into the Company as of the acquisition date and Southern Heritage Bank (a wholly owned subsidiary) continues to operate as a separate financial institution and has not yet been merged into FCNB.  Significant areas of impact from the acquisition are summarized as follows:

  Total assets increased approximately $250 million.

  Total equity increased $17 million due to new equity issued as merger consideration.

  Total long-term debt increased due to $12 million correspondent loan to finance cash portion of merger consideration.

  Results of Operations for 2014 include three months (October to December 2014) of net income from Southern Heritage Bank.

  Results of Operations include transaction expenses of approximately $1 million (pre-tax) charged to earnings related to investment banker advisory, legal, accounting and other non-recurring expenses related to the acquisition.

For the year ended December 31, 2014, net income of $13.5 million resulted in a return on equity (“ROE”) of 10.7% compared to ROE of 12.1% and net income of $13.8 million for 2013.  Return on equity declined due to capital growth outpacing earnings growth during 2014.  Capital growth of 28.3% in 2014 consists primarily of $17.0 million in new equity issued as merger consideration in the acquisition of Southern Heritage Bancshares, Inc. Return on assets (“ROA”) was 1.08%, 1.19% and 1.25% for 2014, 2013 and 2012, respectively.  For 2014, ROE of 10.7% and ROA of 1.08% exceeded the same measures for the Southeast Public Bank Peer Report, as produced by Mercer Capital’s Financial Institutions Group (the “Peer Report”), which reported an average ROE of 7.9% and average ROA of 0.88% for 2014.  The Peer Report provides market pricing and performance data on publicly traded banks in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Missouri, and Tennessee.

Earnings per share were $3.72 for the year ended December 31, 2014, compared to $3.83 and $3.75 for the years ended December 31, 2013 and 2012, respectively.  Dividends per common share were flat at $1.30 annually in 2014 and 2013.  Dividends were held flat in 2014 as part of overall capital growth and preservation strategy after the recent acquisition.  In 2014, the Company’s dividend payout ratio was 35% compared to 34% in 2013.  The dividend payout ratio has trended in the range of 30-40% the past three years.  Dividend yield for 2014 was 3.05% compared to 3.33% in 2013 and consistent with historical dividend yields in the range of 3% to 3.4%.  The Peer Report reported an average dividend yield of 1.68% for 2014.

During 2014, asset growth totaled $307 million or 26.1% with the acquisition accounting for $250 million in total asset growth.  Capital growth was greater than asset growth at $31.9 million or 28.3% was attributable not only to new equity of $17.0 million but also to a $8.6 million increase in retained earnings and a $6.3 million increase in accumulated other comprehensive income.  Retained earnings increased 9.1% in 2014 as a result of undistributed net income and conservative dividend payout ratio of 35%.  Accumulated other comprehensive income increased due to increase of $6.3 million in unrealized appreciation (net of tax) on the available-for-sale securities portfolio compared to prior year.

Maintaining stable and strong net interest margins is a top priority for the Company.  The Company’s net interest margin had been stable at 3.83% in 2014 and 2013.  As of December 31, 2014, the Company’s interest rate risk position was liability sensitive.  For more information, see Item 7A of this Annual Report on Form 10-K.

The efficiency ratio is a measure of non-interest expense as a percentage of total revenue.  The Company computes the efficiency ratio by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income.  This is a non-GAAP financial measure, which management believes provides investors with important information regarding the Company’s operational efficiency.  Comparison of the Company’s efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  The efficiency ratio for the years ended December 31, 2014, 2013 and 2012 was 64.3%, 61.3%, and 60.2%, respectively.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income, goodwill and deposit-based intangibles.  Tangible assets are total assets less goodwill and deposit-based intangibles.  The tangible common equity ratio was 7.85% as of year-end 2014 compared to 8.53% at year-end 2013 and 7.71% at year-end 2012.

A reconciliation of non-GAAP measures of efficiency ratio and tangible common equity is provided as follows (dollars in thousands):

	At or for the Year Ended December 31,
	2014	2013	2012
Efficiency ratio:
Net interest income(1)	$ 43,676	$ 40,332	$ 39,047
Non-interest income(2)	14,421	14,030	12,454
Total revenue	58,097	54,362	51,501
Non-interest expense	37,352	33,341	31,017
Efficiency ratio	64.29%	61.33%	60.23%
Tangible common equity ratio:
Total equity capital	$ 144,510	$ 112,606	$ 114,140
Less:
Accumulated other comprehensive income	5,955	(361)	10,291
Goodwill	22,340	13,651	13,651
Other intangible assets	1,800	384	426
Tangible common equity	$ 114,415	$ 98,932	$ 89,772
Total assets	$ 1,481,438	$ 1,174,472	$ 1,178,325
Less:
Goodwill	22,340	13,651	13,651
Other intangible assets	1,800	384	426
Tangible assets	$ 1,457,298	$ 1,160,437	$ 1,164,248
Tangible common equity ratio	7.85%	8.53%	7.71%

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

The development, selection and disclosure of critical accounting policies are discussed and approved by the Audit Committee of the Banks’ Boards of Directors.  Because of the potential impact on the financial condition or results of operations and the required subjective or complex judgments involved, management believes its critical accounting policies consist of the allowance for loan losses, fair value of financial instruments and goodwill.

Allowance for Loan Losses

The allowance for losses on loans represents management’s best estimate of inherent losses in the existing loan portfolio.  Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb reasonably estimated and probable losses within the portfolio.  Management believes the allowance for loan loss estimate is a critical accounting estimate because:  (i) changes can materially affect provision for loan loss expense on the income statement, (ii) changes in the borrower’s cash flows can impact the reserve, and (iii) management makes estimates at the balance sheet date and also into the future in reference to the reserve.  While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions change materially.  In addition, as a part of their examination process, federal regulatory agencies periodically review the Banks’ loans and allowances for loan losses and may require the Banks to recognize adjustments based on their judgment about information available to them at the time of their examination.  See Note 1 of the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information.

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

Fair values for the majority of the Banks’ available-for-sale investment securities are based on observable market prices obtained from independent asset pricing services that are based on observable transactions but not quoted market prices.

Fair value of derivatives (if any) held by the Company is determined using a combination of quoted market rates for similar instruments and quantitative models based on market inputs including rate, price and index scenarios to generate continuous yield or pricing curves and volatility factors.  Third party vendors are used to obtain fair value of available-for-sale securities and derivatives (if any). For more information, see Notes 1 and 21 in the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Goodwill

The Company’s policy is to review goodwill for impairment at the reporting unit level on an annual basis unless an event occurs that could potentially impair the goodwill amount.  Goodwill represents the excess of the cost of an acquired entity over fair value assigned to assets and liabilities.  Management believes accounting estimates associated with determining fair value as part of the goodwill test are critical because estimates and assumptions are made based on prevailing market factors, historical earnings and multiples and other contingencies. For more information, see Notes 1 and 9 in the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Financial Condition

                Changes in the statement of financial condition for the year ended December 31, 2014 reflect the Company’s acquisition of Southern Heritage Bancshares, Inc. as well as modest organic growth.  Asset growth in 2014 totaled $307 million or 26.1% and $58 million of the $307 million was attributable to organic growth.  In 2014, loan growth of 22% was outpaced by growth of 31.4% in cash and cash equivalents, 87.5% in interest bearing deposits in banks and 27.8% in investments.  Total deposit growth of 25.1% was driven by 27.0% growth in non-interest bearing deposits and 24.5% growth in interest-bearing deposits.  Other borrowings increased 30.6% in 2014 in relation to new debt associated with the acquisition of Southern Heritage Bancshares, Inc.

Investment Securities Analysis

The following table presents the composition of total investment securities as of December 31 for the last five years (in thousands):

	2014	2013	2012	2011	2010
U.S. Treasury and government agencies	$384,990	$321,703	$ 346,452	$249,240	$191,443
State and political subdivisions	198,302	134,751	119,143	115,634	102,450
All other	54	71	824	591	930
Total investment securities	$583,346	$456,525	$ 466,419	$365,465	$294,823

                In 2014, total investment securities portfolio growth of $126.8 million consisted of a $63.3 million increase in agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) and a $63.6 million increase in municipal securities.  Growth in the overall portfolio of $77 million was attributable to the acquisition of Southern Heritage Bancshares, Inc.

The allocation to tax-exempt municipal securities as a percent of the total portfolio was 34% as of December 31, 2014 compared to 30% and 25% as of December 31, 2013 and 2012, respectively.  This range of ratios is consistent with recent allocations, as the Company typically strategically targets 25-35% of its portfolio in the tax-exempt municipal sector.

Maturity and Yield on Securities

Contractual maturities on investment securities are generally over ten years.  However, the expected remaining lives of such bonds are expected to be much shorter due to anticipated payments from U. S. Treasury and government agency securities.  These securities comprised 66% of the portfolio at December 31, 2014 and are primarily amortizing payments that provide stable monthly cash inflows of principal and interest payments.  The following table presents contractual maturities and yields by category for debt securities as of December 31, 2014 (dollars in thousands):

	Maturing Within One Year		Maturing After One Year Within Five Years		Maturing After Five Years Within Ten Years		Maturing After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury and government agencies(1)	$ -	-%	$ 2,804	2.48%	$ 6,807	3.87%	$375,376	2.27%	$384,987
State and political subdivisions(2)	2,724	6.58%	15,141	6.12%	96,332	4.87%	84,108	5.35%	198,305
All other	-		-		-		-	-	-
Total debt securities	2,724		17,945		103,139		459,484		583,292
Equity securities	-		-		-		54	1.25%	54
Total	$2,724		$ 17,945		$ 103,139		$459,538		$ 583,346

________________

(1)

Of this category, 99% of the total consisted of MBS and CMO which are presented based on contractual maturities (with 98% of the total for this category in the Maturing After Ten Years category).  However, the remaining lives of such securities are expected to be much shorter due to anticipated payments.

(2)	Yields are presented on a tax-equivalent basis using a federal statutory rate of 34%.

Held-To-Maturity and Available-For-Sale Securities

                The Company held no securities in the held-to-maturity or trading categories as of December 31, 2014 or 2013. The following table presents amortized cost and fair value of available-for-sale securities as of December 31, 2014 (in thousands):

	Amortized	Fair
	Cost	Value
U.S. government agencies and corporate obligations	$384,456	$384,990
Obligations of states and political subdivisions	189,264	198,302
U.S. securities:
Equity securities	10	54
Total	$573,730	$583,346

In addition to amounts presented above, the Banks had $5.7 million in FHLB and Federal Reserve Bank stock at both December 31, 2014 and 2013, recorded at cost.

Objectives of the Company’s investment portfolio management are to provide safety of principal, provide adequate liquidity, insulate GAAP capital against excessive changes in market value, insulate earnings from excessive change and optimize investment performance. Investments also serve as collateral for government, public funds and large deposit accounts that exceed FDIC-insured limits.  Pledged investments at December 31, 2014 and 2013 had a fair market value of $250 million and $204 million, respectively.  The average expected life of the investment securities portfolio was 4.6 years as of December 31, 2014 and 2013.  Portfolio yields (on a tax equivalent basis) were 3.25% as of December 31, 2014 compared to 3.35% as of December 31, 2013.

The Company classifies investments, based on intent, into trading, available-for-sale and held-to-maturity categories in accordance with GAAP. The Company held no securities in the trading or held-to-maturity categories for any of the periods presented in this Annual Report on Form 10-K and does not expect to hold any such securities in 2014. The Company’s investment strategy is to classify most of the securities portfolio as available-for-sale, which are carried on the balance sheet at fair market value. Classification of available-for-sale investments allows flexibility to actively manage the portfolio under various market conditions.

U.S. Treasury securities and government agencies and corporate obligations consisted primarily of MBSs and CMOs and accounted for 66.0% and 70.5% of the investment portfolio for years ended December 31, 2014 and 2013, respectively. The credit quality of the overall MBS and CMO portfolio was considered stable and reflected a net unrealized gain (pre-tax) of approximately $534,000 as of December 31, 2014. The unrealized loss positions are attributable to market factors as values are heavily influenced by market rates and the yield curve, including but not limited to the 10-year Treasury rates, which decreased approximately 87 basis points from December 31, 2013 to December 31, 2014.  Credit quality factors on the bonds and related underlying mortgages are evaluated at the time of purchase and on a periodic basis thereafter. These factors typically include, but are not limited to, average loan-to-value ratios, average FICO credit scores, payment seasoning (how many months of payment history), geographic dispersion, average maturity and average duration. Management believes that this level of amortizing securities provides steady cash flows. Principal cash flows for 2015 are projected to be $70 million to $75 million.

As of December 31, 2014, approximately 34% of the investment portfolio was invested in municipal securities, which were geographically diversified, compared to 30% as of December 31, 2013. The fair value of municipal securities totaled $198.3 million ($196.9 million tax-exempt and $1.4 million taxable) at December 30, 2014. Approximately 66% of municipal securities were general obligation municipal bonds and the remaining 34% were revenue bonds at December 31, 2014. The revenue bonds are primarily essential services bonds such as for water and sewer, school systems and other public improvement projects. Overall credit quality of the municipal portfolio was considered strong and reflected a net unrealized gain of $9.0 million as of year-end 2014.

The following table indicates by category gross unrealized gains and losses within the available-for-sale portfolio as of December 31, 2014 (in thousands):

	Unrealized Gains	Unrealized Losses	Net
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$ 4,065	$(3,531)	$ 534

Obligations of states and political subdivisions	9,273	(235)	9,038
All other	44	-	44
Total	$13,382	$(3,766)	$9,616

Unrealized gains and losses noted above were included in Accumulated Other Comprehensive Income, net of tax.

Loan Portfolio Analysis

The following table compares the portfolio mix of loans held for investment as of December 31 for each of the last five years (in thousands):

	2014	2013	2012	2011	2010
Commercial, financial and agricultural	$ 112,529	$ 81,757	$ 74,014	$ 72,174	$ 66,297
Real estate-construction	63,461	46,959	40,498	39,964	49,148
Real estate-mortgage	491,471	413,235	397,638	383,934	395,256
Installment loans to individuals	25,733	24,807	25,428	28,027	31,593
Other loans	18,029	13,477	11,874	3,600	5,409
Total loans	$711,223	$580,235	$549,452	$527,699	$547,703

For purposes of the table above, loans do not include loans that are sold in the secondary mortgage market.  The Company classifies loans to be sold in the secondary mortgage market separately in its consolidated financial statements. Secondary market mortgages totaled $4.3 million, $3.1 million and $4.7 million as of December 31, 2014, 2013 and 2012, respectively.  For more information, see Notes 4, 5 and 6 in the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  Interest and fees earned on secondary mortgage loans were included in mortgage banking income as reported in other non-interest income in the Company’s Consolidated Financial Statements.

Changes In Loan Categories

Total loans at December 31, 2014 were $711 million compared to $580 million at December 31, 2013 and $587 million at December 31, 2012. Loan growth in 2014 was primarily as result of the acquisition but also includes modest organic loan growth of $10 million.  The following table details the breakdown of changes by category for the year ended December 31, 2014 (dollars in thousands):

	Increase (Decrease)	Percent Change
Commercial, financial and agricultural	$30,772	37.64%
Real estate-construction	16,502	35.14%
Real estate-mortgage	78,236	18.93%
Installment loans to individuals	926	3.73%
Other loans	4,552	33.78%
Net change in loans	$130,988	22.57%

The loan portfolio remains heavily weighted in real estate loans, which accounted for $555 million or 78% of total loans as of December 31, 2014 compared to $460 million or 79% of total loans as of December 31, 2013.  Commercial and residential construction loans accounted for $63 million of the $555 million invested in real estate loans.  Within real estate loans, residential mortgage loans (including residential construction) was the largest category, comprising 30% of total loans as of December 31, 2014 and December 31, 2013.  Diversification of the real estate portfolio is a necessary and desirable goal of the Company’s real estate loan policy.  In order to achieve and maintain a prudent degree of diversity, given the composition of the market area and the general economic state of the market area, the Company strives to maintain real estate loan portfolio diversification.  Risk monitoring of commercial real estate concentrations is performed in accordance with regulatory guidelines and includes assessment of risk levels of various types of commercial real estate and review of ratios of various concentrations of commercial real estate as a percentage of capital.  The following table presents real estate loans as a percent of total risk based capital as of December 31 for each of the last five years:

30

	2014	2013	2012	2011	2010
As a percent of total risk based capital*:
Construction and development	46.54%	40.49%	37.79%	40.06%	53.05%
Residential (one-to-four family)	141.53%	147.13%	163.16%	163.40%	184.50%
Other real estate loans	218.87%	209.14%	207.93%	224.04%	245.15%
Total real estate loans	406.94%	396.75%	408.89%	427.50%	482.70%

________________

*      Total risk based capital is a non-GAAP measure used by regulatory authorities and reported on quarterly regulatory filings.  Total risk based capital for the Banks was $136.3 million, $116.0 million, $107.2 million, $99.8 million and $92.6 million as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Average Loan Yields

The average yield on loans of the Banks has trended downward over the past five years, as loans have repriced during the historically low interest rate environment.  Average yield on loans for the years indicated were as follows:

2014 - 5.45%
2013 - 5.67%
2012 - 6.11%
2011 - 6.32%
2010 - 6.42%

The aggregate amount of unused guarantees, commitments to extend credit and standby letters of credit was $101.2 million at year-end 2014.  For more information regarding commitments and standby letters of credit, see Note 18 in the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Loan Maturities

As of December 31, 2014, contractual maturities of loans were as follows (in thousands):

	Due in One Year or Less	Due After One Year but Within Five Years	Due After Five Years
Real estate	$114,581	$175,283	$265,068
Commercial, financial and agricultural	62,258	42,465	7,806
All other loans	14,724	25,190	3,848
Total	$191,563	$242,938	$276,772

                As of December 31, 2014, loans with a remaining maturity of more than one year consisted of the following (in thousands):

Loans with maturities after one year for which:
Interest rates are fixed or predetermined	$433,124
Interest rates are floating or adjustable	278,149

The degree of interest rate risk to which a bank is subjected can be controlled through a well-defined funds management program.  The Company controls interest rate risk by matching interest sensitive assets and liabilities.  At December 31, 2014, the Company was liability-sensitive, meaning that liabilities reprice at a faster rate than assets.  Therefore, in a rising rate environment (with a normal yield curve) net interest income would decline.  The majority of the Company’s loan portfolio will reprice or mature in less than five years.  Approximately $255 million or 36% of total loans will either reprice or mature over the next 12 months, while $165 million or 23.0% of total loans will mature or reprice after one year but less than three years.  Approximately $230 million or 32% of total loans will mature or reprice after three years but in less than five years.  The remaining 9% or $61 million reprices or matures in greater than five years.

Loan Policy Guidelines

Management has established policies approved by the Company’s Board of Directors regarding portfolio diversification and underwriting standards. Loan policy also includes Board-approved guidelines for collateralization, loans in excess of loan to value (“LTV”) limits, maximum loan amount and maximum maturity and amortization period for each loan type.  Policy guidelines for LTV ratios and maturities related to various types of collateral at December 31, 2014, were as follows:

Collateral	Maximum Amortization	Maximum LTV
Real estate	Various (see discussion below)	Various (see discussion below)
Equipment*	5 Years	75%
Inventory	5 Years	50%
Accounts receivable	5 Years	75%
Livestock	5 Years	75%
Crops	1 Year	50%
Securities**	10 Years	75% (Listed), 50% (Unlisted)

___________________________

*	New farm equipment can be amortized over seven years with a guaranty by the FSA. Farm irrigation systems may be amortized over seven years without an FSA guaranty.
**	When proceeds are used to purchase or carry securities not listed on a national exchange, maximum LTV shall be 50%.

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

Loans may be approved in excess of the LTV limits, provided that they are approved on a case by case basis pursuant to the Banks’ loan policy as follows:

  The request is fully documented to support the fact that other credit factors justify the approval of that particular loan as an exception to the LTV limit;

  The loan, if approved, is designated in the Banks’ records and reported as an aggregate number with all other such loans approved by the full Board of Directors on at least a quarterly basis;

  The aggregate total of all loans so approved, including the extension of credit then under consideration, shall not exceed 65% of the Banks’ total capital; and

  The aggregate portion of these loans in excess of the LTV limits that are classified as commercial, agricultural, multi-family or non-one-to-four family residential property shall not exceed 30% of the Banks’ total capital.

The Banks’ loan policies additionally require every loan to have a documented repayment arrangement.  While reasonable flexibility is necessary to meet credit needs of customers, in general, real estate loans are to be repaid within the following time frames:

Loan Category	Amortization Period
Raw land	10 years
Real estate- construction	1.5 years
Real estate-commercial, multi-family, and other non-residential	20 years
Real estate-one-to-four family residential	25-30 years
Home equity	10 years
Farmland	20 years

Credit Risk Management and Allowance for Loan Losses

Loan portfolio quality was stable in 2014 compared to 2013 and 2012 and remains very stable relative to prevailing market conditions, as is evidenced through improving trends in impaired loans and changes to the allowance for loan losses. The ratio of net charge-offs to average net loans outstanding was 0.16%, 0.16% and 0.14% for the years ended December 31, 2014, 2013 and 2012, respectively.  Management believes that the Company’s strong credit risk management practices continue to provide a means for timely identification and assessment of problem credits in order to minimize losses. For additional information regarding the Company’s credit risk management procedures and practices and allowance for loan losses, refer to Notes 1 and 5 in the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Non-Performing Assets

Non-performing assets consist of non-performing loans, Other Real Estate Owned (“OREO”) and non-accrual debt securities. Non-performing loans consist of non-accrual loans, loans 90 days or more past due and still accruing interest and restructured loans. Interest income on loans is recorded on an accrual basis. The accrual of interest is discontinued on all loans, except consumer loans, which become 90 days past due, unless the loan is well secured and in the process of collection. Consumer loans which become past due 90 to 120 days are charged to the allowance for loan losses. The aggregate of non-performing loans and OREO as a percent of total loans plus OREO at December 31, 2014 totaled 2.03% compared to 2.62% at December 31, 2013 and 3.14% at December 31, 2012.  The gross interest income that would have been recorded for the 12 months ended December 31, 2014 if all loans reported as non-accrual had been current in accordance with their original terms and had been outstanding throughout the period was approximately $349,000 compared to approximately $473,000 and $596,000, for the 12 months ended December 31, 2013 and 2012, respectively. Loans on which terms have been modified to provide for a reduction of either principal or interest as a result of deterioration in the financial position of the borrower are considered to be restructured loans, or troubled debt restructurings (“TDRs”).  First Citizens had TDRs totaling $8.0 million of December 31, 2014, compared to $4.8 million as of December 31, 2013. For additional discussion regarding non-performing assets, see Note 4 in the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Real Estate Owned

The book value of OREO was $5.7 million as of December 31, 2014, compared to $6.8 million and $8.6 million as of December 31, 2013 and 2012, respectively. As of December 31, 2014, there were approximately 74 properties accounted for as OREO consisting of vacant land, residential lots and other residential and commercial properties. Approximately 83% of the $5.7 million accounted for as OREO as of December 31, 2014, was located in Shelby County, Tennessee and surrounding counties. Management continues efforts to market and liquidate OREO.

Activity in OREO for the years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	2014	2013	2012
Beginning balance	$6,826	$8,580	$11,073
Acquisitions	2,847	541	1,261
Capitalized costs	19	-	159
Dispositions	(3,639)	(1,702)	(2,751)
Valuation adjustments through earnings	(336)	(593)	(1,162)
Ending balance	$5,717	$6,826	$ 8,580

Capitalized costs consist of costs to complete construction of homes partially complete at the time of foreclosure, significant repairs or renovations or include costs to complete certain phases of a development project for raw land. Capitalized costs were incurred in order to improve marketability of certain properties. Valuation adjustments through earnings reflected above includes write down of properties subsequent to foreclosure and realized gains and losses on sale of OREO.

OREO is recorded at the time of foreclosure at the lesser of its appraised value (less cost to sell) or the loan balance. Any reduction in value at the time of foreclosure is charged to the allowance for loan losses. All other real estate parcels are appraised at least annually and carrying values adjusted to reflect the decline, if any, in their realizable value. Such adjustments made subsequent to foreclosure are charged against earnings.

Other non-interest expenses for property taxes, maintenance and other costs related to acquisition or maintenance of OREO totaled approximately $333,000, $415,000, and $455,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The positive trend in other non-interest expense and losses related to OREO from 2011 through 2013 was attributable to the declining trend in OREO volume.

Composition of Deposits

The average balance of deposits and average interest rates paid on such deposits are summarized in the following table for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$147,174	–%	$ 133,019	–%	$ 125,364	–%
Savings deposits	522,539	0.47%	465,847	0.48%	409,576	0.61%
Time deposits	358,624	0.67%	348,454	0.74%	341,005	1.01%
Total deposits	$1,028,337	0.47%	$947,320	0.51%	$875,945	0.68%

The decrease in average cost of deposits for the year ended December 31, 2014 compared to the prior two years was a result of the continued historically low interest rate environment and a result of the impact of the FOMC decision to maintain low federal funds rates during that timeframe. It is expected that federal fund rates will remain at the current range of 0.00% to 0.25% through mid-2015.  During 2014, the prevailing market and competitive environment continued to yield strong competition in the pricing of interest-bearing deposit products, but overall pricing remained very low compared to long-term historical trends. The Company does not compete solely on price, as strategies are focused more on customer relationships that attract and retain core deposit customers rather than time deposits.

Total deposits grew 25% from December 31, 2013 to December 31, 2014. Savings deposit growth was $141.5 million or 29.0% and demand deposit balances grew $38.9 million or 27.2% during 2014, largely due to acquisition of Southern Heritage Bank. Time deposit growth was 20.2%, or $66.4 million.

FCNB participates in the Certificate of Deposit Account Registry Service (“CDARS”), a deposit placement service that allows FCNB to accept very large denomination (up to $50 million) certificates of deposit (“CDs”) from customers and ensures that 100% of those CDs are FDIC-insured. Participating in this network enhances FCNB’s ability to attract and retain large-denomination depositors without having to place funds in a sweep or repurchase agreement. The CDARS network provides a means to place reciprocal deposits for FCNB’s customers, purchase time deposits (referred to as “one-way buy” deposits) or to sell excess deposits (referred to as “one-way sell” deposits). One-way buy deposits are structured similarly to traditional brokered deposits. FCNB held reciprocal deposits and “one-way buy” deposits in the CDARS program totaling $4.9 million at year-end 2014 compared to $8.4 million at year-end 2013. CDARS accounts are classified as brokered time deposits for regulatory reporting purposes.

Time deposits over $100,000 (including brokered time deposits) comprised 58.6% of total time deposits as of December 31, 2014 compared to 58.7% as of year-end 2013.  As of December 31, 2014, 75.3% of time deposits, including brokered time deposits, will mature or reprice over the next 12 months as the prevailing competitive market and rate environment continued to exhibit strong demand for shorter terms during 2014.

Other Borrowings

In addition to deposits, First Citizens uses a combination of short-term and long-term borrowings to supplement its funding needs. Short-term borrowings are used to manage fluctuations in liquidity based on seasonality of agricultural production loans and other factors. Short-term borrowings were used on a very limited basis during the most recent two fiscal years because of First Citizens’ strategic efforts to maintain a strong liquidity position, modest loan demand, and steady growth in core deposits.  In 2014, other borrowings increased $15.7 million due to assumption of trust preferred debt totaling $3.6 million and a new $12 million credit facility from a correspondent bank associated with the acquisition.  For more information about short-term and long-term borrowings, see Notes 13 and 14 in the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company’s junior subordinated debentures commonly referred to as trust preferred debt totaled $13.9 million as of December 31, 2014 compared to $10.3 million as of December 31, 2013.  These debentures have 30-year terms and variable rates with rates in the range of 1.99% to 2.29% as of December 31, 2014.

The Company’s $12 million credit facility with a correspondent bank was obtained as of October 1, 2014 as funding for cash consideration in the acquisition of Southern Heritage Bancshares, Inc.  The credit facility consists of $6 million at a fixed rate of 3.76% for five years and $6 million at variable rate based on 90-day LIBOR plus 2% that reprices quarterly.  Principal and interest payments are due quarterly based on a ten-year amortization.

FCNB’s other borrowings consist of advances from the FHLB. The average volume of FHLB advances for 2014 was $41.8 million at an average rate of 1.82% compared to $46.1 million at an average rate of 1.93% in 2013.  The average remaining maturity for FHLB long-term borrowings was approximately three years at December 31, 2014. As of December 31, 2014, FHLB borrowings were comprised primarily of fixed rate positions ranging from 0.31% to 7.05% and maturities from 2015 to 2023.  Approximately 15% of total other borrowings or $6.4 million will mature on or before December 31, 2015.  As of December 31, 2014, advances totaling $16 million require repayment if call features are exercised. Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months and, therefore, were not included in current liabilities. For more information about liquidity, see the section below entitled “– Liquidity.”

Aggregate Contractual Obligations

At December 31, 2014, contractual obligations were due as follows (in thousands):

	Total	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years
Unfunded loan commitments	$119,669	$119,669	$ -	$ -	$ -
Standby letters of credit	2,902	2,902	-	-	-
Other borrowings*	66,831	7,505	19,936	22,970	16,420
Capital lease obligations	-	-	-	-	-
Operating lease obligations	41	18	23	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$189,443	$130,094	$19,959	$22,970	$16,420

________________________

*              Other borrowings presented as principal only, excluding interest.

For more information about long-term obligations, see Notes 14 and 19 in the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Except for unfunded loan commitments and standby letters of credit, the Banks do not materially engage in off-balance sheet activities and does not anticipate material changes in volume going forward.

For more information about off-balance sheet risk, see Note 19 in the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The Company reported consolidated net income of $13.5 million for the year ended December 31, 2014, compared to $13.8 million for the year ended December 31, 2013 and $13.5 million in 2012.  Results of operations include three months of net income from Southern Heritage Bank (which continues to operate as a separate entity but is reported on a consolidated basis from the acquisition date forward).   The 1.9% decrease in net income from 2013 to 2014 was attributed to a 12.0% increase in non-interest expense which was mostly offset by favorable variances in net interest income, provision for loan losses, and total non-interest income.  Earnings per share were $3.72 for 2014 compared to $3.83 for 2013 and $3.75 for 2012.  Return on average assets was 1.08%, 1.19% and 1.25% for the years ended December 31, 2014, 2013 and 2012, respectively.  Return on average equity was 10.7%, 12.1% and 12.2% for 2014, 2013 and 2012, respectively.

Net yield on average earning assets was 3.83% for both 2014 and 2013 and 4.01% for 2012.  Stability in net interest margin during 2014 and 2013 was attributable to the Company’s ability to maintain stable to slightly declining cost of interest bearing liabilities while yields on loans and tax exempt-securities continued to decline.  The Banks are liability sensitive as of December 31, 2014 and are expected to face margin compression in a rising rate environment.  For more information about the Company’s interest rate sensitivity, see Item 7A of this Annual Report on Form 10-K.

Total non-interest income for the year ended December 31, 2014 increased approximately $390,000 compared to the year ended December 31, 2013.  The net increase was primarily attributable to reduced losses recognized on OREO totaling approximately $336,000 in 2014 compared to approximately $593,000 in 2013.  Other contributors to increased earnings were increased income from ATM and debit card transactions of approximately $295,000 and increase in brokerage fees of approximately $135,000.

There were no other-than-temporary credit impairment losses on available-for-sale securities for the years ended December 31, 2014, 2013 or 2012.  Also, no impairment of goodwill was recognized in any of the periods presented in this report.

The Company’s effective tax rates were in the range of 20% to 23% over the past three years.  Effective tax rates were impacted by fluctuations in certain factors including, but not limited to, the volume of and related earnings on tax-free investments within the Banks’ investment portfolios, tax-exempt earnings and expenses on bank-owned life insurance (“BOLI”), certain tax benefits that result from dividends and payouts under the Banks’ Employee Stock Ownership Plan (“ESOP”), and other factors incidental to the financial services business.  Fluctuations in the deduction related to the ESOP dividends and payouts and tax-exempt interest earned in the investment portfolio were the largest contributors to the various effective rates for the past three years.

Interest earning assets in 2014 averaged $1.14 billion at an average rate of 4.37% compared to $1.05 billion at an average rate of 4.42% in 2013 and $973 million at an average rate of 4.77% in 2012.  Interest bearing liabilities at December 31, 2014 averaged $981 million at an average cost of 0.64% compared to $912 million at an average cost of 0.68% at December 31, 2013 and $836 million at an average cost of 0.88% at December 31, 2012.  The declining asset yields and cost of funds are attributed to the continued historical low rate environment.

The following table presents the annual average balance sheet and net interest income analysis for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	AVERAGE BALANCES AND RATES
	2014			2013			2012
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Loans (1)(2)(3)	$623,760	$ 34,005	5.45%	$567,414	$ 32,156	5.67%	$ 528,024	$ 32,277	6.11%
Investment securities:
Taxable	319,832	7,229	2.26%	328,016	7,160	2.18%	283,244	7,222	2.55%
Tax exempt (4)	157,116	8,603	5.48%	124,922	7,129	5.71%	116,142	6,802	5.86%
Interest earning deposits	33,157	80	0.24%	29,657	85	0.29%	34,330	89	0.26%
Federal funds sold	7,977	28	0.35%	3,348	16	0.48%	10,841	34	0.31%
Total interest earning assets	1,141,842	49,945	4.37%	1,053,357	46,546	4.42%	972,581	46,424	4.77%
Non-interest earning assets:
Cash and due from banks	21,476			14,087			15,288
Premises and equipment	35,596			34,271			29,574
Other assets	62,889			63,500			65,739
Total assets	$1,271,149			$1,165,215			$ 1,083,182
Liabilities and shareholders’ equity
Interest bearing liabilities
Savings deposits	$522,539	$ 2,447	0.48%	$465,847	$ 2,250	0.48%	$ 409,576	$ 2,491	0.61%
Time deposits	358,624	2,415	0.74%	348,454	2,576	0.74%	341,005	3,428	1.01%
Federal funds purchased and other interest bearing liabilities	99,485	1,407	1.42%	97,241	1,385	1.42%	85,432	1,458	1.71%
Total interest bearing liabilities	980,648	6,269	0.68%	911,542	6,214	0.68%	836,013	7,377	0.88%
Non-interest bearing liabilities
Demand deposits	147,174			133,019			125,364
Other liabilities	7,585			6,165			11,149
Total liabilities	1,135,406			1,050,726			972,526
Total shareholders’ equity	126,396			114,489			110,656
Total liabilities and shareholders’ equity	$1,271,149			$1,165,215			$ 1,083,182
Net interest income		$ 43,676			$ 40,332			$ 39,047
Net yield on average earning assets			3.83%			3.83%			4.01%

___________________

(1)	Loan totals are loans held for investments and net of unearned income and loan loss reserves.
(2)	Fee income on loans held for investment is included in interest income and computations of the yield.
(3)	Includes loans on non-accrual status.
(4)	Interest and rates on securities that are non-taxable for federal income tax purposes are presented on a taxable equivalent basis based on the Company’s statutory federal tax rate of 34%.

Volume/Rate Analysis

The following table provides an analysis of the impact of changes in balances and rates on interest income and interest expense changes from 2014 to 2013 and 2013 to 2012 (in thousands):

	2014 Compared to 2013 Due to Changes in			2013 Compared to 2012 Due to Changes in
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest earned on:
Loans	$3,071	$(1,222)	$1,849	$2,233	$(2,354)	$ (121)
Taxable securities	(185)	254	69	976	(1,038)	(62)
Tax-exempt securities	1,764	(290)	1,474	501	(174)	327
Interest bearing deposits with other banks	8	(13)	(5)	(14)	10	(4)
Federal funds sold and securities purchased under agreements to sell	16	(4)	12	(36)	18	(18)
Total interest earning assets	4,674	(1,275)	3,399	3,660	(3,538)	122
Interest expense on:
Savings deposits	266	(69)	197	270	(511)	(241)
Time deposits	68	(232)	(164)	55	(904)	(849)
Federal funds purchased and securities sold under agreements to repurchase and other borrowings	32	(10)	22	168	(241)	(73)
Total interest bearing liabilities	366	(311)	55	493	(1,656)	(1,163)
Net interest earnings	$4,308	$(964)	$3,344	$3,167	$(1,882)	$1,285

Non-Interest Income

The following table compares non-interest income for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Total	Increase (Decrease)		Total	Increase (Decrease)		Total
	2014	Amount	%	2013	Amount	%	2012
Mortgage banking income	$ 1,405	$ (40)	(2.77%)	$ 1,445	$ (52)	(3.47%)	$ 1,497
Income from fiduciary activities	915	11	1.22%	904	68	8.13%	836
Service charges on deposit accounts	4,680	(118)	(2.46%)	4,798	(98)	(2.00%)	4,896
Income from ATM and debit cards	2,788	295	11.83%	2,493	102	4.27%	2,391
Brokerage fees	1,506	135	9.85%	1,371	111	8.81%	1,260
Earnings on bank owned life insurance	621	(11)	(1.74%)	632	26	4.29%	606
Gain (loss) on sale of foreclosed property	(336)	257	(43.34%)	(593)	569	(48.97%)	(1,162)
Gain on sale of available-for-sale securities	1,294	38	3.03%	1,256	576	84.71%	680
Income from insurance activities	867	9	1.05%	858	106	14.10%	752
Other non-interest income	681	(185)	(21.36%)	866	168	24.07%	698
Total non-interest income	$14,421	$391	2.79%	$14,030	$1,576	12.65%	$12,454

In 2014, total non-interest income contributed 23.5% of total revenue in 2014 compared to 24.1% and 22.0% for 2013 and 2012, respectively.  Total non-interest income increased 2.7% in 2014 compared to 2013. Income from ATM and debit cards increased 11.83% or approximately $295,000 in 2014 compared to 2013, largely due to increased transaction volume.  Brokerage fees increased 9.85% or approximately $135,000 in 2014 compared to 2013 also driven by increased volume.  Mortgage banking income and service charges on deposit accounts each declined less than 3% in 2014.  Mortgage banking income declined as the volume of mortgages originated and sold on the secondary market was negatively impacted by the increased regulatory and compliance burdens.  Service charges on deposits decreased in 2014 primarily due to declining trend in overdraft fee income.

Loss on sale of foreclosed property includes write downs of OREO subsequent to foreclosure and has had a favorable trend over the past three years due to declining volumes of OREO and stabilization of real estate values.  For more information regarding OREO, see the section below entitled “– Financial Condition – Other Real Estate Owned” and Note 10  in the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Gain on sale of available-for-sale securities totaled approximately $1.3 million per year in 2014 and 2013 as a result of specific strategies designed to realize appreciation in the investment portfolio.  See additional information regarding sale of securities in Note 4 of the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other non-interest income decreased approximately $185,000 due to the aggregate effect of several small balance non-interest income streams that declined in 2014 such as service charges on letters of credit, check revenue, and other fees.

Income from Insurance Activities in the Consolidated Statements of Income totaled $867,000 and $858,000 in 2014 and 2013, respectively and includes income from White and Associates/First Citizens Insurance, LLC, a full-service insurance agency (“WAFCI”), accounted for under the equity method.  Non-interest income generated by WAFCI for 2014, 2013 and 2012 totaled approximately $874,000, $859,000 and $730,000, respectively.   Income from insurance activities also includes commissions from sale of credit life policies and the Company’s proportionate share of income from FCNB’s other 50% owned insurance agency, First Citizens/White and Associates Insurance Company which was dissolved in late 2014.

Non-Interest Expense

The following table compares non-interest expense for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Total	Increase (Decrease)		Total	Increase (Decrease)		Total
	2014	Amount	%	2013	Amount	%	2012
Salaries and Employee Benefits	$20,973	$2,067	10.93%	$18,906	$1,474	8.46%	$17,432
Net Occupancy Expense	1,900	204	12.03%	1,696	24	1.44%	1,672
Depreciation	2,073	88	4.43%	1,985	163	8.95%	1,822
Data Processing Expense	2,180	524	31.64%	1,656	(184)	(10.00%)	1,840
Legal and Professional Fees	1,153	686	146.90%	467	(239)	(33.85%)	706
Stationary and Office Supplies	266	42	18.75%	224	4	1.82%	220
Amortization of Intangibles	80	38	90.48%	42	7	20.00%	35
Advertising and Promotions	1,013	(105)	(9.39%)	1,118	404	56.58%	714
Premiums for FDIC insurance	679	(125)	(15.55%)	804	234	41.05%	570
Expenses related to other real estate owned	333	(82)	(19.76%)	415	(40)	(8.79%)	455
ATM and debit card related fees and expenses	1,390	(106)	(7.09%)	1,496	391	35.38%	1,105
Other Expenses	5,312	780	17.21%	4,532	86	1.93%	4,446
Total non-interest expense	$37,352	$4,011	12.03%	$33,341	$2,324	7.49%	$31,017

Total non-interest expense increased 12.0% in 2014 compared to 2013.  Total non-interest expense includes three months of non-interest expense of Southern Heritage Bank as well as approximately $1 million of costs associated with the acquisition such as but not limited to legal, accounting, and investment banker fees.  The most significant component of non-interest expense was salaries and employee benefits expense, which comprised 56.1% of total non-interest expense in 2014 compared to 56.8% in 2013 and 56.2% in 2012.  Salary and employee benefits expense increased 10.9% or $2.1 million in 2014 compared to 2013.  Significant expense associated with salaries and benefits is consistent with First Citizens’ strategic plan to hire and retain high quality employees to provide outstanding customer service and strive for exceptional shareholder returns.  Increased expense in 2014 is attributable to a combination of increased total number of employees (including three months of expense associated with approximately 65 employees from the acquisition of Southern Heritage Bank), pay increases to existing employees, increased cost of employee benefits, including health insurance, and contributions to retirement plans and incentive plans.  Over the past two years, First Citizens also incurred additional salaries and benefits expense for investments in new hires necessary to achieve expansion and growth goals, absorb regulatory burdens and plan for succession.  Personnel expense to average assets was 1.67% compared to peer at 1.69% per the BHCP Report for the year ended December 31, 2014.

From 2013 to 2014, net occupancy expense increased approximately $204,000 and depreciation expense increased approximately $88,000.  Increased net occupancy and depreciation expense are consistent with expanded Depreciation expense increased 8.95% in 2013 primarily due to the Cool Springs branch, which was purchased in December 2012. Data processing expense decreased 10.0% in 2013 primarily due to effective contract management of expenses for core systems and outsourced portions of the information technology functions of FCNB. First Citizens continues to strive for efficiencies in the areas of expansion, data integrity/security and customer service. However, strategies adopted by First Citizens’ board of directors to provide superior customer service will continue to exert pressure on occupancy, depreciation and other non-interest expenses going forward.

Legal and professional fees increased significantly in 2014 compared to 2013 as a result of legal and other professional consulting and advisory expenses related to the acquisition of Southern Heritage Bank.  Increased expense in stationary and supplies, amortization of intangibles, and other non-interest expenses are also primarily attributable to the acquisition.

Advertising and promotions expense decreased approximately $105,000 in 2014 compared to 2013.  Advertising and promotion costs are expensed as incurred and totaled $1.0 million in 2014, $1.1 million in 2013 and approximately $714,000 in 2012.

FDIC insurance premiums totaled $679,000, $804,000, and $570,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Fluctuations in this expense are primarily attributable to fluctuations in deposit balances used to calculate premiums.

Expenses related to OREO totaled approximately $333,000 in 2014 compared to approximately $415,000 in 2013 and approximately $455,000 in 2012.  The reduction in expense is consistent with the declining trend in volume of OREO over the past three years.  For more information regarding OREO, see the section below entitled “Financial Condition – Other Real Estate Owned” and Note 10  in the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Expenses associated with the Company’s ATM and debit card program totaled approximately $1.4 million in 2014 compared to $1.5 million in 2013.  Decreased expense for the ATM and debit card program in 2014 compared to 2013 is a result of reduced expense related to the debit card usage rewards program.

Capital Resources

The following table presents key capital and earnings ratios for the years ended December 31:

	2014	2013	2012	2011	2010
Net income to average total assets	1.08%	1.19%	1.25%	1.18%	0.92%
Net income to average shareholders’ equity	10.72%	12.06%	12.21%	12.22%	9.80%
Dividends declared to net income	34.95%	33.94%	32.00%	33.54%	40.86%
Average equity to average total assets	9.94%	9.83%	10.22%	9.62%	9.38%
Total equity to total assets	9.75%	9.58%	9.69%	9.82%	9.16%

In 2014, capital growth of $31.9 million or 28.3% was achieved through new equity of $17.0 million, $8.6 million increase in retained earnings and a $6.3 million increase in accumulated other comprehensive income.  Retained earnings increased 9.1% in 2014 as a result of undistributed net income and conservative dividend payout ratio of 35%.  Accumulated other comprehensive income increased due to increase of $6.3 million in unrealized appreciation (net of tax) on the available-for-sale securities portfolio compared to prior year.  Total capital as a percentage of total assets has been maintained in the range of 9.0% to 10.0% for each of the past five years.

Risk-based capital focuses primarily on broad categories of credit risk and incorporates elements of transfer, interest rate and market risks. The calculation of risk-based capital ratio is accomplished by dividing qualifying capital by weighted risk assets in accordance with financial institution regulatory guidelines.  The minimum risk-based capital ratio is 8.00%.  At least one-half of this ratio or 4.00% must consist of core capital (Tier I), and the remaining 4.00% may be in the form of core (Tier I) or supplemental capital (Tier II).  Tier I capital or core capital consists of common shareholders’ equity, qualified perpetual preferred stock and minority interests in consolidated subsidiaries.  Tier II capital or supplementary capital may consist of the allowance for loan and lease losses, perpetual preferred stock, term-subordinated debt and other debt and stock instruments.  The Company has historically maintained capital in excess of minimum levels established by regulation.  The total risk-based capital ratio was 16.5% as of December 31, 2014 and 17.6% as of December 31, 2013 were significantly in excess of the 8% mandated by regulation.  This ratio decreased during 2014 as a result of the acquisition of Southern Heritage Bancshares, Inc.

Dividend payments totaled $1.30 per share in 2014 compared to $1.30 per share in 2013 and $1.20 per share in 2012.  The Company’s strategy continues to be to pay dividends at a level that provides dividend payout ratio and dividend yield in excess of average for peers as reported in the Peer Report.  The dividend payout ratio was 34.95% in 2014 compared to 33.94% in 2013 and 32.00% in 2012.  The projected payout ratio for 2015 is in the range of 30% to 40%.  The Company’s dividend yield in 2014 was 3.05% compared to 3.33% per year in 2013 and 2012.

As of year-end 2014, there were approximately $21.7 million of retained earnings available for the payment of future dividends from the subsidiary banks to the Company.  Banking regulations require certain capital levels to be maintained and may limit dividends paid by a bank to its holding company or by the Company to its shareholders.  Historically, these restrictions have posed no practical limit on the ability of the Company to receive dividends from its subsidiaries or to pay dividends to shareholders.

As of December 31, 2014, the Company had repurchased approximately 111,001 shares of its common stock; reported as treasury stock on the Consolidated Balance Sheets at weighted average cost basis of $27.73 per share at December 31, 2014.  During 2014, the Company repurchased 1,958 shares of its own common stock for an aggregate cost of $86,592 and weighted average per share cost of $44.22.  The Company sold 795 shares of its common stock in 2014 at a weighted average per share price of $44.45 per share for an aggregate price of $35,338.  During 2013, the Company did not repurchase or sell any shares of its common stock.  There are currently no publicly announced plans or programs to repurchase shares in place.

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

The turmoil and events in financial markets and across the banking industry during the recent economic recession serve as proof that adequate liquidity is critical to the Company’s success and survival, especially during times of market turbulence.  Therefore, management maintains and regularly updates its strategic action plans related to liquidity, including crisis and contingency liquidity plans to defend against any material downturn in the liquidity position of the Company or any of its subsidiaries.

As of December 31, 2014 and 2013, deposits accounted for 91% of total liabilities.  Borrowed funds from the FHLB totaled 3.1% ($41 million) of total liabilities as of December 31, 2014 compared to 3.8% ($41 million) as of December 31, 2013 and 3.6% ($38 million) at December 31, 2012.  As of December 31, 2014, FCNB had additional borrowing capacity of $100.4 million with the FHLB and Southern Heritage Bank had borrowing capacity of $4.7 million.   The Company and its subsidiaries also had eight correspondent bank federal fund lines of credit totaling $72.0 million as of December 31, 2014.

In each of the years ended December 31, 2014 and 2013, FCNB held $23 million in short-term CDs with the State of Tennessee.  Brokered time deposits account for less than one percent of total funding as of December 31, 2014 and 2013.  Brokered deposits include reciprocal and one-way buy deposits in the CDARS program.  For more information about CDARS, see the section above entitled “Financial Condition – Composition of Deposits.”

When evaluating liquidity, funding needs are compared against the current level of liquidity, plus liquidity that would likely be available from other sources. This comparison provides a means for determining whether funds management practices are adequate. Management should be able to manage unplanned changes in funding sources, as well as react to changes in market conditions that could hinder the Banks’ ability to quickly liquidate assets with minimal loss.  Funds management practices are designed and implemented to ensure that the Company does not maintain liquidity by paying above market prices for funds or by relying unduly on wholesale or credit-sensitive funding sources.  The OCC has established benchmarks to be used as guidelines in managing liquidity.  The following areas are considered liquidity red flags:

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

Although the Company’s liquidity position remained strong during the periods presented and is forecasted to remain strong, liquidity remains a critical component of the overall strategic plan, which strives to maintain diverse funding sources conducive to net interest margin strategies.  The following table reflects key liquidity metrics of the Company compared to the BHCP Report of December 31, 2014, 2013 and 2012:

	2014		2013	2012
	First Citizens	Peer(1)	First Citizens	Peer(2)	First Citizens	Peer(2)
Noncore funding to total assets	3.46%	3.37%	3.41%	3.33%	3.69%	3.38%
Net noncore funding dependence	1.08%	0.91%	1.19%	0.88%	1.27%	0.79%
Net loans and leases to total deposits	0.16%	0.15%	0.16%	0.25%	0.14%	0.59%
Available-for-sale securities appreciation (depreciation) to Tier 1 Capital(3)	8.92%	10.11%	9.40%	9.94%	9.17%	9.74%
Pledged securities to total investment securities	36.17%	23.68%	33.94%	23.12%	32.00%	25.78%

___________________

(1)	Peer information is provided for December 31, 2014, which is the most recent information available.
(2)	For the years ended December 31, 2013 and 2012, First Citizens’ peer group consisted of approximately 350 bank holding companies with total asset size of $1 to $3 billion.
(3)	Tier 1 capital to average assets is the ratio of core equity capital components to average total assets.

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

Recently Issued Accounting Standards

ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).”

ASU 2014-01 allows for use of the proportional amortization method for qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. ASU 2014-01 provides for a practical expedient, which allows for amortization of only expected tax credits over the period tax credits are expected to be received. This method is permitted if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. ASU 2014-01 is effective for fiscal years and interim periods beginning after December 15, 2014 and is applied retrospectively to all periods presented. The adoption of ASU 2014-01 did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”

ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for fiscal years and interim periods beginning after December 15, 2014 and may be applied prospectively or through a modified retrospective approach. The adoption of ASU 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

ASU 2014-09, “Revenue from Contracts with Customers.”

ASU 2014-09 does not change revenue recognition for leases, insurance contracts or financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The newly established recognition principle is accomplished through a five-step framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Transition to the new requirements may be made by retroactively revising prior financial statements or by a cumulative effect through retained earnings. The adoption of ASU 2014-09 is not expected to have a material impact on the Company's Consolidated Financial Statements.

ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”

Issued in August 2014, ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. ASU 2014-14 also provides that upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance (principal and interest) expected to be recovered under the guarantee. The amendments of ASU 2014-14 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-14. The adoption of ASU 2014-14 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Overall, the Company maintained net interest margins at 3.83% in 2013 and 2014.  Margins declined from 2012 to 2013 and stabilized in 2013 and 2014.  The ability to maintain a strong net interest margin over the past three years has been challenged by the historical low rate environment and weak loan demand resulting in a declining loan-to-deposit trend.  The impact of deposit growth primarily being used for increased lower yielding cash balances and increased allocations to investment securities purchases over the past three years will continue to place pressure on net interest margins going forward.

Interest rate risk is separated and analyzed according to the following categories of risk: (1) re-pricing; (2) yield curve; (3) option risk; (4) price risk; and (5) basis risk. Trading assets are utilized infrequently and are addressed in the investment policy.  Asset/liability strategies are reviewed and adjusted perpetually in order to achieve or maintain a stable net interest margin without taking on material risk in other key risk areas such as credit risk or liquidity risk.  The data schedule below reflects a summary of the Company’s interest rate risk using simulations.  The projected 12-month exposure is based on various rate scenarios which are primarily focused on rising rates given the historically low current rate environment.

The following condensed gap reports provide an analysis of interest rate sensitivity of earning assets and costing liabilities in a flat rate environment at December 31, 2014 and 2013 (dollars in thousands):

CONDENSED GAP REPORT

CURRENT BALANCES

DECEMBER 31, 2014

	Year 1	Year 2	Year 3	Year 4	Year 5	Over 5	Total
Assets:
Total investments	$112,680	$69,615	$65,355	$61,385	$69,989	$204,322	$583,346
Total net loans	379,266	112,790	85,723	61,217	40,127	24,559	703,682
Other earnings assets	54,203	0	0	0	0	33,098	87,301
Non-earning assets	-	-	-	-	-	107,109	107,109
Total assets	$546,149	$182,405	$151,078	$122,602	$110,116	$369,088	$1,481,438
Liabilities:
Non-maturity deposits	309,766	16,936	16,348	15,781	15,236	436,557	810,624
Time deposits	309,424	44,321	22,832	14,670	9,559	76	400,882
Total deposits	619,190	61,257	39,180	30,451	24,795	436,633	1,211,506
Total borrowings	70,079	8,355	12,764	8,394	12,269	4,287	116,148
Other liabilities	0	0	0	0	0	9,274	9,274
Equity	-	-	-	-	-	144,510	144,510
Total liabilities and equity	$689,269	$69,612	$51,944	$38,845	$37,064	$594,704	$1,481,438

Period gap	($143,120)	$112,793	$99,134	$83,757	$73,052	($225,616)	-
Cumulative gap	-143,120	-30,327	68,807	152,564	225,616	-	-
% of Total Assets	-9.66%	-2.05%	4.64%	10.30%	15.23%	0.00%	0.00%

CONDENSED GAP REPORT

CURRENT BALANCES

DECEMBER 31, 2013

	Year 1	Year 2	Year 3	Year 4	Year 5	Over 5	Total
Assets:
Total investments	$ 73,545	$ 50,835	$ 49,323	$47,477	$50,001	$185,344	$ 456,525
Total net loans	360,235	77,486	59,411	38,496	13,227	23,563	572,418
Other earnings assets	33,017	-	-	-	-	22,466	55,483
Non-earning assets	-	-	-	-	-	90,046	90,046
Total assets	$466,797	$128,321	$108,734	$85,973	$63,228	$321,419	$1,174,472
Liabilities:
Non-maturity deposits	248,313	12,319	11,872	11,443	11,032	335,761	630,740
Time deposits	280,659	31,051	11,316	11,875	2,822	67	337,790
Total deposits	528,972	43,370	23,188	23,318	13,854	335,828	968,530
Total borrowings	49,159	2,009	7,010	7,010	7,119	15,668	87,975
Other liabilities	-	-	-	-	-	5,361	5,361
Equity	-	-	-	-	-	112,606	112,606
Total liabilities and equity	$578,131	$45,379	$30,198	$30,328	$20,973	$469,463	$1,174,472

Period gap	$(111,334)	$82,942	$78,536	$55,645	$ 42,255	$(148,044)	$ -
Cumulative gap	(111,334)	(28,392)	50,144	105,789	148,044	-	-
% of Total Assets	-9.5%	-2.4%	4.3%	9.0%	12.6%	0.0%	-%

Notes to the Gap Reports:

  The gap report reflects the interest sensitivity positions during a flat rate environment. Time frames could change depending on whether rates rise or fall.

  Re-pricing overrides maturities in various time frames.

  Other earning assets consist of bank owned life insurance, interest bearing deposits in banks, fed funds sold, and FHLB and Federal Reserve Bank stock.

  Non-maturity deposits include both non-interest bearing demand deposits and interest bearing savings and transaction accounts. Non-maturity deposits are considered to be core and are spread among the one-year, two-year, three-year and greater than five-year categories for gap analysis based on characteristics of the various accounts and pricing strategies related to those accounts. Regular savings accounts are the least sensitive type of interest bearing account.  First Rate, e-Solutions and Wall Street deposit products are more sensitive to rate changes and, therefore, are repriced more aggressively than regular savings and other less sensitive type deposit accounts.

  Simulations are utilized to reflect the impact of multiple rate scenarios on net interest income at risk, net income at risk and economic value of equity at risk. Strategies are implemented to increase net interest income, while always considering the impact on interest rate risk. Overall, the Company manages the gap between interest rate sensitive liabilities to expand and contract with the rate cycle phase and to keep exposures within policy limits. The Company’s Funds Management Committee is responsible for implementing and monitoring procedures to improve net interest income through volume increases and efficient pricing techniques.

First Citizens’ interest rate risk position is currently and has been liability sensitive for the past three years. Therefore, net interest margins would be diluted slightly by increases in rates over the next 12 months under a normal interest rate environment. As of December 2014, federal funds rates remain at historical low ranges of 0.00% to 0.25%. Federal funds rates at this level do not have the capacity to decrease even 100 basis points. Therefore, in the interest rate risk models, the rates on federal funds and prime hit a floor of zero and 3.0%, respectively. The prime rate floor of 3% assumes that the normal spread between federal funds rates and prime is maintained and remains fixed at 300 basis points. While prime rate in the model reaches a floor of 3%, FCNB’s variable rate loan pricing carries an average floor in the range of 4.0% to 5.0%. As rates in the model are shocked, loans will decrease only until the floor position is reached while some liabilities continue to reprice downward. However, the variance between the flat rate scenario and the down rate shocks are negative as the current pricing of liabilities is historically low and has little room to trend downward beyond its current position. With federal funds rates currently between 0.00% to 0.25%, the down 100 basis points and down 200 basis point scenarios are the most unlikely scenarios. Scenarios for exposure in the up 100 basis points and up 200 basis points are considered more realistic. However, recent statements by the FOMC indicate that federal funds rates will mostly remain flat or increase gradually over the next one to two years.

These rate shock scenarios also indicate a negative variance because the upward scenarios indicate that deposits will reprice faster than loans and investments, especially given that most of the loans are currently at a floor and will require a more than 200-basis point increase in federal funds rates and prime rate before loan floors will increase.

The Company’s exposure to interest rate risk is within established policy limits.  The following table presents net interest income at risk as of December 31, 2014 projected over a 12-month exposure period and compared to the Company’s internal policy limits (dollars in thousands):

Scenarios:	Rate Moves in Basis Points	Current Position	Possible Results	Variance	As % of Net Interest Income*	Policy Limit
Declining 1%	-100	45,064	43,252	-1,812	-4.02%	-15.00%
Most Likely-Base	–	45,064	45,064	0	0	–%
Rising 1%	100	45,064	43,909	-1,155	-2.56%	-7.00%
Rising 2%	200	45,064	42,651	-2,413	-5.35%	-15.00%
Rising 3%	300	45,064	41,177	-3,887	-8.63%	-20.00%
Rising 4%	400	45,064	39,565	-5,499	-12.20%	-25.00%

____________________________

*              Net interest income assumes that interest rates would change immediately within the total portfolio, a scenario which would reflect a worst case position and is unlikely to happen.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Annual Report on Internal Control Over Financial Reporting

                Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system is designed to provide reasonable assurance to management and the Company’s Board of Directors regarding the preparation and fair presentation of the Company’s annual financial statements in accordance with generally accepted accounting principles.

                Inherent limitations exist in the effectiveness of any internal control structure, including the possibility of human error and circumvention of controls.  Accordingly, even effective internal control can only provide reasonable assurance with respect to financial statement preparation.

                Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As permitted, management excluded from its assessment the operations of Southern Heritage Bancshares, Inc. during 2014 which is more fully described in Note 2 to the Consolidated Financial Statements.  The assets acquired in this transaction consist primarily of cash, investment securities, loans and fixed assets which comprised approximately 17% of total consolidated assets at December 31, 2014.  Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

                Alexander Thompson Arnold, PLLC, the Company’s independent registered public accounting firm, has audited the Company’s consolidated financial statements and issued an attestation report on the Company’s internal control over financial reporting. The reports appear beginning on the next page.

Members of:
American Institute of Certified Public Accountants
AICPA Center for Public Company Audit Firms
AICPA Governmental Audit Quality Center
AICPA Employee Benefit Plan Audit Quality Center
Tennessee Society of Certified Public Accountants
Kentucky Society of Certified Public Accountants	Offices in Tennessee & Kentucky	185 North Church St. Dyersburg, TN 38024 Phone 731.285.7900 fax 731.285.6221 www.atacpa.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

First Citizens Bancshares, Inc. and Subsidiaries

Dyersburg, Tennessee 38024

We have audited First Citizens Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As permitted by regulations we have excluded Southern Heritage Bancshares, Inc. from the audit of internal control over financial reporting.  First Citizens Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Citizens Bancshares Inc. and subsidiaries excluding Southern Heritage Bancshares Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of First Citizens Bancshares Inc. and subsidiaries, and our report dated March 3, 2015, expressed an unqualified opinion.

Alexander Thompson Arnold, PLLC

Dyersburg, Tennessee

March 3, 2015

Members of:
American Institute of Certified Public Accountants
AICPA Center for Public Company Audit Firms
AICPA Governmental Audit Quality Center
AICPA Employee Benefit Plan Audit Quality Center
Tennessee Society of Certified Public Accountants
Kentucky Society of Certified Public Accountants	Offices in Tennessee & Kentucky	185 North Church St. Dyersburg, TN 38024 Phone 731.285.7900 fax 731.285.6221 www.atacpa.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
First Citizens Bancshares, Inc. and Subsidiaries

Dyersburg, Tennessee 38024

We have audited the accompanying consolidated balance sheets of First Citizens Bancshares, Inc., and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three- year period ended December 31, 2014.  First Citizens Bancshares, Inc. and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Bancshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Citizens Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2015, expressed an unqualified opinion.

Alexander Thompson Arnold PLLC

Dyersburg, Tennessee
March 3, 2015

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013
 (Dollars in thousands)

	2014	2013
ASSETS
Cash and due from banks	$18,932	$19,780
Federal funds sold	14,250	5,469
Cash and cash equivalents	33,182	25,249
Interest-bearing deposits in other banks	40,993	21,865
Investment securities:
Available-for-Sale, stated at market	583,346	456,525
Loans (excluding unearned income of $423 at December 31, 2014 and $434 at December 31, 2013)	711,223	580,236
Less: Allowance for loan losses	7,541	7,818
Net loans	703,682	572,418
Loans held-for-sale	4,339	3,098
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	6,134	5,684
Premises and equipment	41,006	34,152
Accrued interest receivable	6,260	5,011
Goodwill	22,340	13,651
Other intangible assets	1,800	384
Other real estate owned	5,717	6,826
Bank-owned life insurance policies	25,924	22,466
Other assets	6,715	7,143
TOTAL ASSETS	$1,481,438	$1,174,472

LIABILITIES AND EQUITY
Non-interest bearing deposits	$181,195	$142,673
Interest-bearing deposits	1,030,311	825,857
Total deposits	1,211,506	968,530
Securities sold under agreements to repurchase	49,317	36,808
Long-term debt	66,831	51,167
Other liabilities	9,274	5,361
Total liabilities	1,336,928	1,061,866

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (cont’d)
DECEMBER 31, 2014 AND 2013
(Dollars in thousands)

	2014	2013
Equity
Class A common stock, no par value – 1,000,000 authorized; 145,728 issued and outstanding at December 31, 2014 and no shares authorized, issued or outstanding at December 31, 2013	$146	$-
Common stock, no par value - 10,000,000 authorized; 3,986,895 issued and 3,838,522 outstanding at December 31, 2014 and 10,000,000 authorized, 3,717,593 issued and 3,607,754 outstanding at December 31, 2013	3,950	3,718
Surplus	31,946	15,331
Retained earnings	103,536	94,889
Accumulated other comprehensive income (loss)	5,955	(361)
Total common stock and retained earnings	145,533	113,577
Less-111,001 treasury shares, at cost as of December 31, 2014 and 109,839 treasury shares, at cost as of December 31, 2013	3,078	3,026
Total shareholders’ equity	142,455	110,551
Non-controlling (minority) interest in consolidated subsidiary	2,055	2,055
Total equity	144,510	112,606
TOTAL LIABILITIES AND EQUITY	$1,481,438	$1,174,472

Note: See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands, except per share data)

	2014	2013	2012
Interest income
Interest and fees on loans	$34,005	$32,156	$32,277
Interest and dividends on investment securities:
Taxable	7,031	6,962	7,004
Tax-exempt	5,592	4,705	4,489
Dividends	198	198	218
Other interest income	108	101	123
Total interest income	46,934	44,122	44,111
Interest expense
Interest on deposits	4,862	4,829	5,919
Interest on borrowings	1,164	1,102	1,126
Other interest expense	243	283	332
Total interest expense	6,269	6,214	7,377
Net interest income	40,665	37,908	36,734
Provision for loan losses	751	775	650
Net interest income after provision for loan losses	39,914	37,133	36,084
Non-interest income
Service charges on deposit accounts	4,680	4,798	4,896
Income from ATM and debit cards	2,788	2,493	2,391
Brokerage fees	1,506	1,371	1,260
Mortgage banking income	1,405	1,445	1,497
Income from fiduciary activities	915	904	836
Income from insurance activities	867	858	752
Earnings on bank owned life insurance	621	632	606
Loss on sale or write down of other real estate owned	(336)	(593)	(1,162)
Gain on sale or call of available-for-sale securities	1,294	1,256	680
Other non-interest income	681	866	698
Total non-interest income	14,421	14,030	12,454
Total other-than temporary impairment losses	–	–	–
Portion of loss recognized in other comprehensive income (before taxes)	–	–	–
Net impairment losses recognized in earnings	–	–	–

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (cont’d)
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands, except per share data)

	2014	2013	2012
Other non-interest expense:
Salaries and employee benefits	$20,973	$18,906	$17,432
Net occupancy expense	1,900	1,696	1,672
Depreciation	2,073	1,985	1,822
Data processing expense	2,180	1,656	1,840
ATM and debit card fees and expenses	1,390	1,496	1,105
Advertising and promotions	1,013	1,118	714
Legal and professional fees	1,153	467	706
Premiums for FDIC insurance	679	804	570
Expenses related to other real estate owned	333	415	455
Stationary and office supplies	266	224	220
Amortization of intangibles	80	42	35
Other non-interest expense	5,312	4,532	4,446
Total other non-interest expense	37,352	33,341	31,017
Net income before income taxes	16,983	17,822	17,521
Provision for income tax expense	3,438	4,014	4,006
Net income	$13,545	$13,808	$13,515
Earnings per common share:
Net income per common share	$3.72	$3.83	$3.75
Weighted average common shares outstanding	3,644	3,607	3,607

Note: See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012
Net income	$13,545	$13,808	$13,515
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	6,316	(10,652)	1,490
Total other comprehensive income (loss), net of tax	6,316	(10,652)	1,490
Total comprehensive income	$19,861	$3,156	$15,005

Related tax effects allocated to each component of other comprehensive income were as follows:

	Before-tax	Tax Expense	Net-of-tax
	Amount	Or Benefit	Amount
Year ended December 31, 2014:
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	$10,830	$(4,147)	$6,683
Reclassification adjustments for net gains included in net income	(595)	228	(367)
Net unrealized gains (losses)	$10,235	$(3,919)	$6,316

Year ended December 31, 2013:
Unrealized gains (losses) on available-for-sale securities:
Unrealized losses arising during the period	$(16,006)	$6,129	$(9,877)
Reclassification adjustments for net gains included in net income	(1,256)	481	(775)
Net unrealized gains (losses)	$(17,262)	$6,610	$(10,652)

Year ended December 31, 2012:
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains arising during the period	$3,095	$(1,185)	$1,910
Reclassification adjustments for net gains included in net income	(680)	260	(420)
Net unrealized gains (losses)	$2,415	$(925)	$1,490

Note: See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Class A						Accumulated. Other		Non- Controlling
	Common Stock		Common Stock			Retained	Comprehensive.	Treasury	Minority
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income	Stock	Interests	Total
	(#)	($)	(#)	($)	($)	($)	($)	($)	($)	($)
Balance January 1, 2012	-	$-	3,718	$3,718	$15,331	$76,586	$8,801	$(3,023)	$2,055	$103,468
Comprehensive income:
Net income, year ended December 31, 2012						13,515				13,515
Adjustment of unrealized gains on securities available-for-sale, net of tax							1,490			1,490
Total comprehensive income						13,515	1,490			15,005
Cash dividends paid - $1.20 per common share						(4,330)				(4,330)
Treasury stock purchases – net								(3)		(3)
Balance December 31, 2012	-	$-	3,718	$3,718	$15,331	$85,771	$10,291	$(3,026)	$2,055	$114,140
Comprehensive income:
Net income, year ended December 31, 2013						13,808				13,808
Adjustment of unrealized losses on securities available-for-sale, net of tax							(10,652)			(10,652)
Total comprehensive income						13,808	(10,652)			3,156
Cash dividends paid - $1.30 per common share						(4,690)				(4,690)
Balance December 31, 2013	-	$-	3,718	$3,718	$15,331	$94,889	$(361)	$(3,026)	$2,055	$112,606
Comprehensive income:
Net income, year ended December 31, 2014						13,545				13,545
Adjustment of unrealized gains on securities available-for-sale, net of tax							6,316			6,316
Total comprehensive income						13,545	6,316			19,861
Cash dividends paid - $1.30 per common share						(4,898)				(4,898)
Reclassification of certain common shares to Class A Common Stock	37	37	(37)	(37)						-
Issuance of common stock and Class A common stock in connection with acquisition of Southern Heritage Bancshares, Inc.	109	109	269	269	16,615					16,993
Treasury stock purchases – net								(52)		(52)
Balance December 31, 2014	146	$146	3,950	$3,950	$31,946	$103,536	$5,955	$(3,078)	$2,055	$144,510

Note: See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012
Operating activities
Net income	$13,545	$13,808	$13,515
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	751	775	650
Provision for depreciation	2,073	1,985	1,822
Provision for amortization of intangibles	80	42	35
Deferred income taxes	400	(637)	(102)
Net gains on sale or call of available-for-sale securities	(1,294)	(1,256)	(680)
Net losses on sale or write down of other real estate owned	336	593	1,162
Net (increase) decrease in loans held-for-sale	1,611	1,580	(2,062)
(Increase) decrease in accrued interest receivable	(243)	10	285
Decrease in accrued interest payable	(163)	(144)	(35)
Increase in cash surrender value of bank-owned life insurance policies	(458)	(508)	(520)
Net (increase) decrease in other assets	1,720	522	(2,502)
Net increase in other liabilities	1,473	331	1,747
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,831	17,101	13,315

Investing activities
(Increase) decrease in interest-bearing deposits in other banks	(10,495)	19,984	(1,711)
Proceeds of paydowns and maturities of available-for-sale investment securities	53,413	73,428	69,546
Proceeds of sales of available-for-sale investment securities	30,152	41,861	34,615
Purchases of available-for-sale investment securities	(118,535)	(122,382)	(203,237)
Increase in loans – net	(7,204)	(31,769)	(22,306)
Net cash paid in acquisition	(5,593)	-	-
Premiums paid for bank owned life insurance	(3,000)	-	-
Proceeds from sale of other real estate owned	1,973	1,235	1,309
Purchase of premises and equipment	(3,653)	(1,821)	(6,063)
NET CASH USED BY INVESTING ACTIVITIES	(62,942)	(19,464)	(127,847)

Financing activities
Net increase in noninterest-bearing deposits	3,338	3,027	19,957
Net increase in interest bearing deposits	28,124	664	89,210
Net increase (decrease) in short-term borrowings	12,509	(2,036)	2,373
Issuance of long-term debt	17,000	19,000	10,000
Payment of principal on long-term debt	(4,977)	(16,552)	(8,609)
Cash dividends paid	(4,898)	(4,690)	(4,330)
Treasury stock transactions – net	(52)	-	(3)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	51,044	(587)	108,598

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012
Increase (decrease) in cash and cash equivalents	7,933	($2,950)	($5,934)
Cash and cash equivalents at beginning of year	25,249	28,199	34,133
Cash and cash equivalents at end of year	$33,182	$25,249	$28,199

Supplemental cash flow information:
Interest paid	$6,280	$6,358	$7,412
Income taxes paid	4,475	4,412	4,250
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	2,301	541	1,261
Transfers from other real estate owned to loans	1,666	468	1,442

Note: See accompanying notes to consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of First Citizens Bancshares, Inc., and subsidiaries (the “Company”) conform to generally accepted accounting principles (“GAAP”). The significant policies are described as follows:

Basis of Presentation

The Consolidated Financial Statements include all accounts of the Company and its wholly owned subsidiary depository financial institutions, First Citizens National Bank (“FCNB”) and Southern Heritage Bank (“SHB” or collectively referred to the “Banks”). The Company’s investment in these subsidiaries is reflected on the Company’s condensed balance sheets. See Notes 2 and 24 for more information.

FCNB has two wholly-owned subsidiaries, First Citizens Financial Plus, Inc. and First Citizens Investments, Inc., which are consolidated into its financial statements. The principal activity of First Citizens Investments, Inc. is to acquire and sell investment securities and collect income from the securities portfolio. First Citizens Holdings, Inc., a wholly owned subsidiary of First Citizens Investments, Inc., acquires and sells certain investment securities, collects income from its portfolio, and owns First Citizens Properties, Inc., a real estate investment trust. First Citizens Properties, Inc. is a real estate investment trust organized and existing under the laws of the state of Maryland, the principal activity of which is to invest in participation interests in real estate loans made by the FCNB and provide the FCNB with an alternative vehicle for raising capital. First Citizens Holdings, Inc. owns 100% of the outstanding common stock and 60% of the outstanding preferred stock of First Citizens Properties, Inc. Directors, executive officers and certain employees and affiliates of the FCNB own approximately 40% of the preferred stock which is reported as Noncontrolling Interest in Consolidated Subsidiary in the Consolidated Financial Statements of the Company. Net income attributable to the non-controlling interest is included in Other Non-Interest Expense on the Consolidated Statements of Income and is not material for any of the periods presented.

FCNB has a 50% ownership in two insurance subsidiaries, both of which are accounted for using the equity method. White and Associates/First Citizens Insurance, LLC is a general insurance agency offering a full line of insurance products. First Citizens/White and Associates Insurance Company’s principal activity is credit insurance. The investment in these subsidiaries is included in Other Assets on the Consolidated Balance Sheets presented in this report and earnings from these subsidiaries are recorded in Other Income on the Consolidated Statements of Income.

The Company has three additional wholly owned subsidiaries, First Citizens (TN) Statutory Trusts III and IV and Southern Heritage Bancshares Statutory Trust I. These three subsidiaries are reported under the equity method in accordance with GAAP for Variable Interest Entities for the periods presented. These investments are reported in Other Assets and the proportionate share of income (loss) is reported in other non-interest income.

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

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at fair value as of the acquisition date and are recognized separately from goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition.

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Acquired credit-impaired loans are accounted for under the accounting guidance for loan and debt securities acquired with deteriorated credit quality, in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Increases in expected cash flows to be collected on these loans are recognized as an adjustment to the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment. Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on expected cash flow of the acquired loans.

Cash Equivalents

Cash equivalents include cash on hand, cash items, clearings and exchanges as well as amounts due from correspondent banks which do not bear interest and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

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

Securities

Investment securities are classified as follows:

●	Held-to-maturity, which includes those investment securities which the Company has the intent and the ability to hold until maturity;

●	Trading securities, which include those investments that are held for short-term resale; and

●	Available-for-sale, which includes all other investment securities.

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

Loans Held-for-Sale

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reflected on the Consolidated Balance Sheets at the unpaid principal amount less the allowance for loan losses and unearned interest and fees. Interest on loans is recorded on an accrual basis unless it meets criteria to be placed on non-accrual status. The Company’s policy is to not accrue interest or discount on (i) any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, (ii) any asset for which payment in full of interest or principal is not expected or (iii) any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well-secured and in the process of collection. For purposes of applying the 90 days past due test for non-accrual of interest, the date on which an asset reaches non-accrual status is determined by its contractual term. A debt is deemed well-secured if it is secured by collateral in the form of liens or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, considered to be proceeding in due course either through legal action, including judgment enforcement procedures or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Unpaid interest on loans placed on non-accrual status is reversed from income and further accruals of income are not usually recognized. Subsequent collections related to impaired loans are usually credited first to principal and then to previously uncollected interest.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors. Loans are pooled together based on the type of loans and internal risk ratings. Risk factors for each pool are developed using historical charge-offs for the past three years. The risk factors are then adjusted based on current conditions of the loan portfolio and lending environment that may result in future losses differing from historical patterns. Such factors include, but are not limited to:

●	Changes in underlying collateral securing the loans;

●	Changes in lending policies and procedures including changes in underwriting, collection, charge-off and recovery practices;

●	Changes in economic and business conditions that affect the collectability of the portfolio;

●	Changes in the nature and volume of the portfolio;

●	Changes in the experience, ability and depth of lending management and other related staff;

●	Changes in the volume and severity of past due loans, volume of non-accruals, and/or problem loans;

●	Changes in the quality of the Company’s loan review system;

●	Existence and effects of any concentration of credit and changes in the level of concentrations; and

●	The effects of other external factors such as competition, legal or regulatory requirements.

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

Assets and liabilities may be measured for fair value on a recurring basis (daily, weekly, monthly or quarterly) or on a non-recurring basis in periods subsequent to initial recognition. Recurring valuations are measured regularly for investment securities and derivatives (if any). Loans held for sale, OREO and impaired loans are measured at fair value on a non-recurring basis and do not necessarily result in a change in the amount recorded on the Consolidated Balance Sheets. Generally, these assets have non-recurring valuations that are the result of application of other accounting pronouncements that require the assets be assessed for impairment or at the lower of cost or fair value. Fair values of loans held for sale are considered Level 2. Fair values for OREO and impaired loans are considered Level 3. See Note 21 for more information.

The Company obtains fair value measurements for securities and derivatives (if any) from a third party vendor. The Company’s cash flow hedge and the majority of the available-for-sale securities are valued using Level 2 inputs. Collateralized debt obligation securities that are backed by trust preferred securities and account for less than 1% of the available-for-sale securities portfolio are valued using Level 3 inputs. The fair value measurements reported in Level 2 are primarily matrix pricing that considers observable data (such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and terms and conditions of bonds, and other factors). Fair value measurements for pooled trust-preferred securities are obtained through the use of valuation models that include unobservable inputs which are considered Level 3. See additional discussion of valuation techniques and inputs in Note 21.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 3, 2015, which is the date the financial statements were available to be issued.

NOTE 2 – MERGERS AND ACQUISITIONS

Southern Heritage Bancshares, Inc.

On October 1, 2014, the Company completed its acquisition by merger of Southern Heritage Bancshares, Inc. (“SH Bancshares”), a bank holding company headquartered in Cleveland, Tennessee, and parent of Southern Heritage Bank (“SHB”), a Tennessee chartered bank. SHB continues to operate as a Tennessee-chartered bank and has not been merged into FCNB. The operations of SHB have been included in the consolidated financial statements since October 1, 2014. SHB operates three full-service financial centers in Cleveland, Bradley County, Tennessee. The acquisition of SH Bancshares and SHB allowed the Company to further its strategic objectives by expanding its geographic footprint across the State of Tennessee. The Company issued 269,302 shares of common stock and 108,356 shares of Class A common stock and paid $16.1 million in cash or $33.1 million in aggregate consideration for 100% of the equity interests in SH Bancshares.

The Company recorded intangible assets totaling $10.2 million which consist of $8.7 of goodwill and $1.5 million of core deposit intangible. Goodwill resulted from a combination of revenue enhancements from expansion into new markets and efficiencies to be gained from operational synergies. The fair value of the core deposit intangible is being amortized on a straight line basis over the estimated useful life, currently expected to be approximately 10 years. The intangible assets are not deductible for income tax purposes.

The Company assumed $5.155 million in floating rate junior subordinated deferrable interest debentures payable to Southern Heritage Statutory Trust I that must be redeemed by December 2034. The acquired subordinated debentures require interest to be paid quarterly at a rate of 90-day LIBOR plus 2.05%. The fair value adjustment on the junior subordinated debentures of $1.55 million will be amortized on a straight line basis over the remaining expected life of 10 years which is when the securities are intended to be repaid.

At the acquisition date of October 1, 2014, supplemental executive retirement plan (“SERP”) agreements became effective with certain key executives of SHB as part of the Company’s long-term retention strategy. The SERPs provide for a nonqualified defined lifetime post-retirement benefit. Vesting for the benefit occurs 50% after three years, 75% after four years and 100% after five years from the effective date of the agreements. Expense for accrual of such benefits is reflected in Salaries and Employee Benefits on the Statement of Income and totaled approximately $43,000 for the year ended December 31, 2014. The accrual liability for SERP benefits is included in other liabilities on the Balance Sheet and totaled $43,000 as of December 31, 2014. No benefit payments are expected to be paid over the next five years and benefit payments totaling approximately $82,000 annually are expected to be paid thereafter.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of SH Bancshares and SHB based on their fair values on October 1, 2014 (dollars in thousands except per share amounts).

Purchase Price:
Total shares of SH Bancshares outstanding as of October 1, 2014	1,313,135
Fixed exchange ratio	0.2876
Company common shares issued for SH Bancshares common shares	269,302
Company Class A common shares issued for SH Bancshares Class A, Class B or Series A preferred shares	108,356
Price per share based on Company shares as of October 1, 2014	$45.00
Aggregate value of Company stock issued	$16,995
Aggregate cash consideration at $12.25 per SH Bancshares share	16,087
Total purchase price		$33,082

Net assets acquired:
Cash and cash equivalents	10,493
Interest bearing deposits in banks	8,633
Available-for-sale investment securities	80,869
Loans, net of unearned income	126,850
Mortgage loans held for sale	2,852
Premises and equipment	5,274
Other real estate owned	546
Other intangible assets	1,496
Other assets	3,482
Total assets	240,495
Non-interest bearing deposits	35,275
Interest bearing deposits	176,330
Total deposits	211,605
Borrowings	3,602
Other liabilities	895
Total liabilities	216,102
Net assets acquired		24,393
Goodwill		$8,689

Cool Springs Financial Center

On December 7, 2012, FCNB acquired one full-service financial center branch located at 9045 Carothers Parkway in Franklin, Tennessee from Community First Bank & Trust. Through the acquisition, FCNB assumed $55 million in deposit liabilities and purchased $5 million in real and personal property and $20 million in loans. Goodwill totaling $1.8 million and a core deposit intangible of approximately $426,000 was recorded in relation to the deposit premium paid and fair value adjustments recorded at the time of acquisition. The core deposit intangible will be amortized over a ten-year period and goodwill will continue to be evaluated for impairment annually as noted in Note 9 below.

NOTE 3 – CASH AND INTEREST-BEARING DEPOSITS IN OTHER BANKS

Cash and cash equivalents include deposit balances due from correspondent banks. Balances due from correspondent banks above FDIC insurance limits totaled approximately $1.0 million and $863,000 as of December 31, 2014 and 2013, respectively.

The Company maintains cash reserve balances as required by the Federal Reserve Bank. Average required balances during 2014 and 2013 were $1.1 million and approximately $500,000, respectively. Balances held at the Federal Reserve Bank are reported as Interest-Bearing Deposits in Other Banks on the Consolidated Balance Sheets. Balances in excess of required reserves held at the Federal Reserve Bank as of December 31, 2014 and 2013 were $38.8 million and $19.8 million, respectively. Interest-bearing deposits in other banks also include short-term CDs held in increments that are within FDIC insurance limits and totaled $2.2 million as of December 31, 2014 and $2.1 million as of December 31, 2013.

NOTE 4 – INVESTMENT SECURITIES

The following tables reflect amortized cost, unrealized gains, unrealized losses and fair value of available-for-sale investment securities for the dates presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2014:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$384,456	$4,065	$(3,531)	$384,990
Obligations of states and political subdivisions	189,264	9,273	(235)	198,302
All Other	10	44	-	54
Total investment securities	$573,730	$13,382	$(3,766)	$583,346
As of December 31, 2013:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$326,272	$2,927	$(7,496)	$321,703
Obligations of states and political subdivisions	130,813	5,338	(1,400)	134,751
All other	23	48	-	71
Total investment securities	$457,108	$8,313	$(8,896)	$456,525

There were no securities categorized as trading or held-to-maturity as of December 31, 2014 or 2013. At December 31, 2014 and 2013, investment securities were pledged to secure government, public and trust deposits as follows (in thousands):

	Amortized Cost	Fair Value
2014	$248,221	$250,363
2013	205,374	205,900

The following table summarizes contractual maturities of available-for-sale securities as of December 31, 2014 (in thousands):

	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$2,680	$2,724
After one year through five years	17,082	17,945
After five years through ten years	98,875	103,139
After ten years*	455,083	459,484
Total debt securities	573,720	583,292
Equity securities	10	54
Total securities	$573,730	$583,346

*	Of the $574 million (amortized cost) in this category, $375 million (amortized cost) consisted of mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), which are presented based on contractual maturities. However, the remaining lives of such securities are expected to be much shorter due to anticipated payments.

Sales and realized gains on sales of available-for-sale securities for the years ended December 31, 2014, 2013 and 2012 are presented as follows (in thousands):

	Gross Sales	Gross Gains	Gross Losses	Net Gains
2014	$30,152	$1,345	($51)	$1,294
2013	41,861	1,489*	(233)	1,256
2012	34,615	680	-	680

*	Gross gains for 2013 also include approximately $12,000 in gains on called debt securities.

The following table presents information on available-for-sale securities with gross unrealized losses at December 31, 2014 and 2013, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		Over 12 Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2014:
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$(171)	$50,186	$(3,360)	$113,216	$(3,531)	$163,402
Obligations of states and political subdivisions	(74)	6,684	(161)	8,675	(235)	15,359
Total securities with unrealized losses	$(245)	$56,870	$(3,521)	$121,891	$(3,766)	$178,761
December 31, 2013:
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$(5,464)	$167,616	$(2,032)	$33,863	$(7,496)	$201,479
Obligations of states and political subdivisions	(1,336)	29,953	(64)	561	(1,400)	30,514
Total securities with unrealized losses	$(6,800)	$197,569	$(2,096)	$34,424	$(8,896)	$231,993

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

As of December 31, 2014, the Company had 80 debt securities with unrealized losses. The Company did not intend to sell any such securities in an unrealized loss position and it was more likely than not that the Company would not be required to sell the debt securities prior to recovery of costs. Of the 80 debt securities, 43 are obligations of state and political subdivisions and 37 are U.S. government agency collateralized mortgage obligations (CMOs) or mortgage-backed securities (MBS). The securities in an unrealized loss position as of December 31, 2014, were evaluated for other-than-temporary impairment. In analyzing reasons for the unrealized losses, management reviews any applicable industry analysts’ reports and considers various factors including, but not limited to, whether the securities are issued by the federal government or its agencies, and whether downgrades of bond ratings have occurred. With respect to unrealized losses on municipal and agency securities and the analysis performed relating to the securities, management believes that declines in market value were not other-than-temporary at December 31, 2014. The unrealized losses on the agency and municipal securities have not been recognized for other-than-temporary impairment. No impairment charges were recognized on these securities in 2014, 2013 or 2012.

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

NOTE 5 – LOANS

The following is a summary of loans at December 31:

	2014	2013
Commercial, financial and agricultural	$112,529	$81,757
Real estate – construction	63,461	46,959
Real estate – mortgage	491,471	413,235
Installment loans to individuals	25,733	24,807
All other loans	18,029	13,478
Total	$711,223	$580,236

Credit Quality

Credit risk management procedures include assessment of loan quality through use of an internal loan rating system.  Each loan is assigned a rating upon origination and the rating may be revised over the life of the loan as circumstances warrant.  The rating system utilizes eight major classification types based on risk of loss with Grade 1 being the lowest level of risk and Grade 8 being the highest level of risk.  Loans internally rated Grade 1 to Grade 4 are considered “Pass” grade loans with low to average level of risk of credit losses.  Loans rated Grade 5 are considered “Special Mention” and generally have one or more circumstances that require additional monitoring but do not necessarily indicate a higher level of probable credit losses.  Loans rated Grade 6 or higher are loans with circumstances that generally indicate an above average level of risk for credit losses.  Loans by internal risk rating by category as of December 31, 2014 and 2013 were as follows (in thousands):

	Pass	Special Mention	Substandard	Total
December 31, 2014:
Commercial, financial and agricultural	$111,724	$147	$658	$112,529
Real estate – construction	60,867	-	2,594	63,461
Real estate – mortgage	476,098	711	14,662	491,471
Installment loans to individuals	25,635	-	98	25,733
All other loans	18,029	-	-	18,029
Total	$692,353	$858	$18,012	$711,223

December 31, 2013:
Commercial, financial and agricultural	$80,639	$267	$851	$81,757
Real estate – construction	42,486	611	3,862	46,959
Real estate – mortgage	394,749	1,645	16,841	413,235
Installment loans to individuals	24,662	-	145	24,807
All other loans	13,478	-	-	13,478
Total	$556,014	$2,523	$21,699	$580,236

Past Due and Non-Performing Loans

An aging analysis of loans outstanding by category as of December 31, 2014 and 2013 was as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
As of December 31, 2014:
Commercial, financial and agricultural	$305	$476	$81	$862	$111,667	$112,529	$-
Real estate – construction	11	-	170	181	63,280	63,461	-
Real estate – mortgage	3,610	227	3,369	7,206	484,265	491,471	385
Installment loans to individuals	172	97	33	302	25,431	25,733	33
All other loans	234	-	-	234	17,795	18,029	-
Total	$4,332	$800	$3,653	$8,785	$702,438	$711,223	$418

As of December 31, 2013:
Commercial, financial and agricultural	$305	$117	$596	$1,018	$80,739	$81,757	$-
Real estate – construction	263	25	53	341	46,618	46,959	53
Real estate – mortgage	3,157	2,116	2,845	8,118	405,117	413,235	88
Installment loans to individuals	99	3	13	115	24,692	24,807	8
All other loans	-	-	-	-	13,478	13,478	-
Total	$3,824	$2,261	$3,507	$9,592	$570,644	$580,236	$149

Performing and non-performing loans by category were as follows as of December 31, 2014 and 2013 (in thousands):

	Performing	Non- Performing*	Total
December 31, 2014:
Commercial, financial and agricultural	$112,294	$235	$112,529
Real estate – construction	62,960	501	63,461
Real estate – mortgage	484,454	7,017	491,471
Installment loans to individuals	25,673	60	25,733
All other loans	18,029	-	18,029
Total	$703,410	$7,813	$711,223

December 31, 2013:
Commercial, financial and agricultural	$81,089	$668	$81,757
Real estate – construction	46,313	646	46,959
Real estate – mortgage	406,082	7,153	413,235
Installment loans to individuals	24,743	64	24,807
All other loans	13,478	-	13,478
Total	$571,705	$8,531	$580,236

*	Non-Performing loans consist of loans that are on non-accrual status and loans 90 days past due and still accruing interest.

Non-accrual loans as of December 31, 2014 and 2013 by category were as follows (in thousands):

	2014	2013
Commercial, financial and agricultural	$235	$668
Real estate – construction	501	593
Real estate – mortgage	6,632	7,065
Installment loans to individuals	27	56
All other loans	-	-
Total	$7,395	$8,382

Troubled Debt Restructurings

Loans that were restructured during the year ended December 31, 2014 consisted of the following (dollars in thousands):

	2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial, financial and agricultural	6	$294	$144
Real estate – construction	10	1,196	1,027
Real estate – mortgage	36	6,360	5,474
Installment loans to individuals	15	132	55
All other loans	-	-	-
Total	67	$7,982	$6,700

Modification of the terms of the TDRs reported in the above table did not have a material impact on the consolidated financial statements or to the overall risk profile of the loan portfolio.  TDRs modified that re-defaulted in the year ended December 31, 2014 consisted of the following (dollars in thousands):

	Number of Contracts	Recorded Investment

Commercial, financial and agricultural	2	$120
Real estate – construction	-	-
Real estate – mortgage	2	381
Installment loans to individuals	1	1
All other loans	-	-
Total	5	$502

  The allowance for loan losses associated with the TDRs totaled approximately $244,000 and $402,000 as of December 31, 2014 and 2013, respectively.

Impaired Loans

Information regarding the Company’s impaired loans for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With no specific allocation recorded:
Commercial, financial and agricultural	$62	$203	N/A	$74	$3
Real estate – construction	165	273	N/A	168	3
Real estate – mortgage	2,975	3,363	N/A	2,995	55
Installment loans to individuals	-	-	N/A	-	-
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$81	$81	$15	$81	$7
Real estate – construction(1)	187	187	19	187	12
Real estate – mortgage(2)	1,895	1,949	232	1,895	18
Installment loans to individuals	-	-	-	-	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$143	$284	$15	$155	$10
Real estate – construction	352	460	19	355	15
Real estate – mortgage	4,870	5,312	232	4,890	73
Installment loans to individuals	-	-	-	-	-
All other loans	-	-	-	-	-
December 31, 2013:
With no specific allocation recorded:
Commercial, financial and agricultural	$-	$-	N/A	$28	$-
Real estate – construction	430	430	N/A	592	12
Real estate – mortgage	1,361	1,361	N/A	2,275	8
Installment loans to individuals	15	15	N/A	7	1
All other loans	-	-	N/A	-	-
With allocation recorded:
Commercial, financial and agricultural	$500	$500	$50	$757	$-
Real estate – construction	88	88	90	222	-
Real estate – mortgage	5,105	5,105	847	5,548	-
Installment loans to individuals	-	-	-	30	-
All other loans	-	-	-	-	-
Total:
Commercial, financial and agricultural	$500	$500	$50	$785	$-
Real estate – construction	518	518	90	814	12
Real estate – mortgage	6,466	6,466	847	7,823	8
Installment loans to individuals	15	15	-	37	1
All other loans	-	-	-	-	-

(1)	Impaired total for this category includes troubled debt restructurings with recorded investment totaling approximately $87,000 and a specific allowance of approximately $4,000.

(2)	Impaired total for this category includes troubled debt restructurings with recorded investment totaling approximately $1.3 million and a specific allowance of approximately $208,000.

Acquired Loans with Evidence of Credit Deterioration

Loans acquired in business combinations that exhibited, at date of acquisition, evidence of credit deterioration since origination, such that it was probable that all contractually required payments would not be collected, were as follows:

	Impaired Loans	Other Loans	Total
December 31, 2014:
Commercial, financial and agricultural	$45	$2,171	$2,216
Real estate – construction	121	43	164
Real estate – mortgage	1,733	9,456	11,189
Installment loans to individuals	-	14	14
All other loans	-	-	-
Total	$1,899	$11,684	$13,583

The following table presents the fair value of loans determined to have evidence of credit deterioration at the time of acquisition as of the date presented:

December 31, 2014
Contractually-required principal	$16,533
Nonaccretable difference	(2,532)
Cash flows expected to be collected	14,001
Accretable yield	(418)
Fair Value	$13,583

Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

Balance at January 1, 2014	$-
Additions through acquisition	(471)
Reclasses from nonaccretable difference	-
Accretion	53
Balance at December 31, 2014	$(418)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table presents the breakdown of the allowance for loan losses by category and the percentage of each category in the loan portfolio to total loans at December 31 for the years indicated (dollars in thousands):

	2014		2013		2012
	Amount	% to Total Loans	Amount	% to Total Loans	Amount	% to Total Loans
Commercial, financial and agricultural	$999	15.82%	$1,221	14.09%	$1,588	13.47%
Real estate – construction	1,281	8.92%	1,521	8.09%	1,563	7.37%
Real estate – mortgage	4,679	69.10%	4,752	71.22%	4,486	72.37%
Installment loans to individuals	274	3.62%	243	4.28%	285	4.63%
All other loans	308	2.54%	81	2.32%	33	2.16%
Total	$7,541	100.0%	$7,818	100.0%	$7,955	100.0%

An analysis of the allowance for loan losses during the years ended December 31 is as follows (in thousands):

	2014	2013	2012
Balance - beginning of year	$7,818	$7,955	$8,039
Provision for loan losses	751	775	650
Loans charged to allowance	(1,681)	(1,211)	(1,560)
Recovery of loans previously charged off	653	299	826
Net charge-offs	(1,028)	(912)	(734)
Balance - end of year	$7,541	$7,818	$7,955

An analysis of the activity in the allowance for loan losses by category for the years ended December 31, 2014 and 2013 is as follows:

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Year ended December 31, 2014:
Commercial, financial and agricultural	$1,221	$(260)	$114	$(76)	$999
Real estate – construction	1,521	(40)	133	(333)	1,281
Real estate – mortgage	4,752	(912)	107	732	4,679
Installment loans to individuals	243	(105)	55	81	274
All other loans	81	(364)	244	347	308
Total	$7,818	$(1,681)	$653	$751	$7,541

Year ended December 31, 2013:
Commercial, financial and agricultural	$1,588	$(636)	$46	$223	$1,221
Real estate – construction	1,563	(38)	142	(146)	1,521
Real estate – mortgage	4,486	(408)	57	617	4,752
Installment loans to individuals	285	(129)	54	33	243
All other loans	33	-	-	48	81
Total	$7,955	$(1,211)	$299	$775	$7,818

The allowance for loan losses is comprised of allocations for loans evaluated individually and loans evaluated collectively for impairment.  In addition, specific acquired loans were evaluated at time of acquisition and determined to have evidence of credit deterioration.  The allocations of the allowance for loan losses for outstanding loans by category evaluated individually and collectively were as follows as of December 31, 2014 and 2013 (in thousands):

			Acquired Loans with
	Evaluated	Evaluated	Evidence of
	Individually	Collectively	Credit Deterioration	Total
As of December 31, 2014:
Allowance for loan losses
Commercial, financial and agricultural	$15	$984	$-	$999
Real estate – construction	19	1,262	-	1,281
Real estate – mortgage	232	4,447	-	4,679
Installment loans to individuals	-	274	-	274
All other loans	-	308	-	308
Total	$266	$7,275	$-	$7,541
Loans
Commercial, financial and agricultural	$98	$112,431	$2,216	$112,529
Real estate – construction	231	63,230	164	63,461
Real estate – mortgage	3,137	488,334	11,189	491,471
Installment loans to individuals	-	25,733	14	25,733
All other loans	-	18,029	-	18,029
Total	$3,466	$707,757	$13,583	$711,223
As of December 31, 2013:
Allowance for loan losses
Commercial, financial and agricultural	$50	$1,171	N/A	$1,221
Real estate – construction	90	1,431	N/A	1,521
Real estate – mortgage	847	3,905	N/A	4,752
Installment loans to individuals	-	243	N/A	243
All other loans	-	81	N/A	81
Total	$987	$6,831	N/A	$7,818
Loans
Commercial, financial and agricultural	$500	$81,257	N/A	$81,757
Real estate – construction	518	46,441	N/A	46,959
Real estate – mortgage	6,466	406,769	N/A	413,235
Installment loans to individuals	15	24,792	N/A	24,807
All other loans	-	13,478	N/A	13,478
Total	$7,499	$572,737	N/A	$580,236

NOTE 7 – SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  There were no such losses for any of the years ended December 31, 2014, 2013 or 2012.  There have been no material differences between cost and fair market values of loans held-for-sale for any of the periods presented.

Servicing rights are not retained on any mortgage loans held for sale.  Mortgage banking income included in non-interest income was approximately $1.4 million, $1.4 million, and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 8 – PREMISES AND EQUIPMENT

Premises and equipment used in the ordinary course of business at December 31 are summarized as follows (dollars in thousands):

	Useful Lives in Years	2014	2013
Land		$11,809	$9,748
Buildings	5 to 50	39,500	32,947
Furniture and equipment	3 to 20	21,674	17,560
Total premises and equipment		72,983	60,255
Less: accumulated depreciation		31,977	26,103
Net premises and equipment		$41,006	$34,152

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized but tested at least annually for impairment.  No impairment charges were recorded for any periods presented in the Consolidated Financial Statements.  Total goodwill as of December 31, 2014 was $22.3 million or 1.51% of total assets and 15.46% of total capital.  Total goodwill as of December 31, 2013 was $13.7 million or 1.16% of total assets and 12.12% of total capital.  Goodwill of $8.7 million was recorded in 2014 as a result of the acquisition of SHB.  See also Note 2.

Other identifiable intangibles consisted of core deposit intangibles being amortized over ten-year periods as of December 31 as follows (in thousands):

	2014	2013
Core deposit intangible	$1,922	$426
Accumulated amortization	(122)	(42)
Net core deposit intangible	$1,800	$384

Amortization expense was approximately $80,000 in 2014 and $42,000 in 2013 and $35,000 in 2012.  Amortization expense is expected to be approximately $192,000 per year for each of the next five years.  See also Note 2.

NOTE 10 – OTHER REAL ESTATE OWNED

The carrying value of other real estate owned on the Consolidated Balance Sheets was $5.7 million as of December 31, 2014 compared to $6.8 million as of December 31, 2013.  The value of OREO is based on the lower of cost or fair value less cost to sell.   Fair value is based on independent appraisals for significant properties and may be adjusted by management as discussed in Note 21.

NOTE 11 – BANK-OWNED LIFE INSURANCE AND IMPUTED INCOME TAX REIMBURSEMENT AGREEMENTS

The Company has a significant investment in bank-owned life insurance policies (“BOLI”) and provides endorsement split dollar life insurance to certain employees in the position of Vice President and higher after one year of service.  The cash surrender values of BOLI were $25.9 million and $22.5 million as of December 31, 2014 and 2013, respectively.  BOLI are initially recorded at the amount of premiums paid and are adjusted to current cash surrender values.  Changes in cash surrender values are recorded in other non-interest income and are based on premiums paid less expenses plus accreted interest income.  Earnings on BOLI resulted in non-interest income of approximately $621,000, $632,000, and $606,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

Post-retirement death benefits for endorsement split dollar life insurance plans are accounted for in accordance with FASB ASC Subtopic 715-60, “Compensation – Retirement Benefits – Defined Benefit Plans – Postretirement.”  Expense for accrual of such benefits is reflected in Salaries and Employee Benefits on the Consolidated Statements of Income and was approximately $224,000, $143,000, and $169,000, for the years ended December 31, 2014, 2013 and 2012, respectively.  The accrued liability for post-retirement death benefits is included in Other Liabilities on the Consolidated Balance Sheet and totaled $2.8 million and $2.6 million as of December 31, 2014 and 2013, respectively.

Because endorsement split dollar life insurance plans create imputed income to each applicable participant without generating cash to pay the tax expense associated with imputed income, the FCNB entered into Imputed Income Tax Reimbursement Agreements with certain officers. The Imputed Income Tax Reimbursement Agreements provide for annual cash payments to the participants until death for the previous tax year in amounts equal to a portion of federal income taxes attributable to (i) the income imputed to the applicable participant on the benefit under the Amended and Restated Split Dollar Agreement and (ii) the additional cash payments under the Imputed Income Tax Reimbursement Agreement. Each participant was 100% vested in benefits provided under Imputed Income Tax Reimbursement Agreements as of January 1, 2008. Service costs are based on the net present value of the sum of payments in accordance with each participant’s agreement. Interest accrues monthly at a rate of 7.0%.

Net other post-retirement benefits expense for Imputed Income Tax Reimbursement Agreements was as follows for the years ended December 31 (in thousands):

	2014	2013
Service cost	$-	$-
Interest cost	27	27
Net other post-retirement benefits expense	$27	$27

The accumulated post-retirement defined benefit obligation for Imputed Income Tax Reimbursement Agreements was as follows for the years ended December 31 (in thousands):

Accumulated other post-retirement benefit obligation:	2014	2013
Beginning balance	$418	$410
Service cost	-	-
Interest cost	27	27
Benefit payments	(25)	(19)
Ending balance	$420	$418

The accumulated post-retirement benefit obligation was included in Other Liabilities as of December 31, 2014 and 2013 and was equal to the funded status of the plan as of each applicable year-end, as there were no related assets recognized on the Consolidated Balance Sheet for the Imputed Income Tax Reimbursement Agreements.

NOTE 12 – DEPOSITS

Included in interest-bearing deposits shown at December 31 were the following time and savings deposits in denominations of $100,000 to $250,000 and greater than $250,000 (in thousands):

	2014	2013
Time deposits
$100,000 or greater but less than $250,000	$110,577	$96,465
Greater than $250,000	124,444	101,734
Savings deposits
$100,000 or greater but less than $250,000	$122,933	$114,570
Greater than $250,000	287,735	254,535

NOW accounts, included in interest bearing deposits on the Consolidated Balance Sheets, totaled $135.8 million as of December 31, 2014 and $72.5 million as of December 31, 2013.  Demand deposit balances reclassified as loans consisted of overdrafts totaling approximately $470,000 and $520,000 as of December 31, 2014 and 2013, respectively.

Time deposits were maturing as follows at December 31, 2014 (in thousands):

On or before December 31, 2015	$301,674
On or during year ended December 31, 2016	43,346
On or during year ended December 31, 2017	25,086
On or during year ended December 31, 2018	17,256
During or after year ended December 31, 2019	13,520
$400,882

NOTE 13 – FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

The Company has various sources of short-term borrowings, which consist primarily of cash management advances from the Federal Home Loan Bank (“FHLB”) and federal funds purchased from correspondent banks.  Short-term borrowings are used to manage seasonal fluctuations in liquidity.

Cash management advances from FHLB are secured by one-to-four family first mortgages under the blanket collateral pledge agreement that also collateralizes long-term advances from FHLB and have maturities of 90 days or less.  See Note 14 for more information about maximum borrowing capacity with FHLB.  There were no short-term borrowings outstanding against this line as of December 31, 2014 or 2013.

The Company has eight federal fund lines of credit available with various correspondent banks totaling $72.0 million as of December 31, 2014.  There were no federal funds purchased as of December 31, 2014 or 2013.

The following tabular analysis presents short-term borrowing year-end balance, maximum month-end balance, annual average and weighted average interest rates for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Amount outstanding at end of year	$-	$-	$-
Weighted average interest rate at end of year	–%	–%	–%
Maximum outstanding at any month end	$5,000	$-	$5,000
Average outstanding during year	2,477	$11	$1,230
Weighted average interest rate during year	0.19%	–%	–%

NOTE 14 – LONG TERM DEBT

Long-term debt as of December 31, 2014 and 2013 is summarized as follows (in thousands):

	2014	2013
FHLB advances	$41,164	$40,857
Junior subordinated debentures	13,951	10,310
Promissory notes	11,716	-
Total long-term debt	$66,831	$51,167

FHLB advances

FCNB had secured advances from FHLB totaling $41.2 million as of December 31, 2014 and $40.9 million as of December 31, 2013.  FHLB borrowings are comprised primarily of advances with principal due at call date or maturity date with fixed interest rates ranging from 0.31% to 7.05%.  Some FHLB borrowings have quarterly call features and maturities ranging from 2015 to 2023.  Advances totaling $16 million require repayment if the call feature is exercised.  Under the existing and forecasted rate environments, borrowings with call features in place are not likely to be called in the next 12 months.  Obligations are secured by loans totaling $385 million consisting of the FCNB’s entire portfolio of fully disbursed, one-to-four family residential mortgages, commercial mortgages, farm mortgages, second mortgages and multi-family residential mortgages.  FCNB had additional borrowing capacity with the FHLB of $100.4 million as of December 31, 2014.

SHB had no outstanding secured or unsecured advances from FHLB as of December 31, 2014 or during the period from acquisition date of October 1, 2014 to December 31, 2014.  SHB has one-to-four family residential mortgages totaling $19.6 million pledged and borrowing capacity of $4.7 million with FHLB as of December 31, 2014.

Junior subordinated debentures

The Company owns 100% of the outstanding common securities of three business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors.   The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities” to buy floating rate junior subordinated debentures issued by the Company.  The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities.  Distributions are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreement which fully and unconditionally guarantees the capital securities subject to terms of the guarantee.  Although for accounting presentation the trust preferred securities are presented as long-term debt, the outstanding balance qualifies as Tier I capital subject to the limitation that the amount of the securities included in Tier I Capital cannot exceed 25% of total Tier I capital.  The following table provides details on the debentures as of December 31, 2014:

	Principal Amount	Interest Rate	Year of Maturity	Amount included in Tier I Capital
First Citizens (TN) Statutory Trust III	$5,155	2.04%	2035	$5,155
First Citizens (TN) Statutory Trust IV	5,155	1.99%	2037	5,155
Southern Heritage Statutory Trust I	5,155	2.29%	2034	3,951

In March 2005, the Company formed First Citizens (TN) Statutory Trust III, a Delaware statutory trust for the sole purpose of issuing and selling trust preferred securities and using proceeds from the sale to acquire long-term subordinated debentures issued by the Company.  Proceeds were used to reduce other debt at the Company. For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 17, 2005, the rate per annum equals the three-month LIBOR plus 1.80%.  Interest payment dates are March 17, June 17, September 17, and December 17 during the 30-year term.

In March 2007, the Company formed First Citizens (TN) Statutory Trust IV, a Delaware statutory trust for the sole purpose of issuing and selling trust preferred securities and using proceeds from the sale to acquire long-term subordinated debentures issued by the Company.  Proceeds were used to refinance other debt at the Company at a lower interest rate.  For the period beginning on (and including) the date of original issuance and ending on (but excluding) June 15, 2007, the rate per annum equals the three-month LIBOR plus 1.75%.  Interest payment dates are March 15, June 15, September 15, and December 15 during the 30-year term.

Pursuant to the merger with SH Bancshares on October 1, 2014, the Company assumed the debentures issued to Southern Heritage Statutory Trust I.  The discount associated with the Company’s assumption of the debentures issued to Southern Heritage Statutory Trust I had a carrying value of $1.5 million as of December 31, 2014 and is being amortized through September 2024.  Interest for Southern Heritage Statutory Trust I reprices quarterly equal to the three-month LIBOR plus 2.05%.

Promissory Notes

On October 1, 2014, the Company entered into a Loan Agreement, Pledge and Security Agreement, Promissory Note (Fixed Rate) and Promissory Note (Floating Rate) (collectively, the “Promissory Notes”) with First Tennessee Bank, National Association (the “Lender”), pursuant to which the Lender has agreed to extend to the Company two five-year term loans in the aggregate maximum principal amount of $12,000,000 (the “Credit Facilities”). The Promissory Notes provide that the Credit Facilities will be repaid in quarterly installments of principal and interest based on a ten-year amortization schedule consisting of a $6.0 million five-year fixed rate loan at a fixed rate of 3.76% and a $6.0 million five-year floating rate loan at the 90 day rounded LIBOR plus 2% that reprices quarterly.  The current principal balance on the Promissory Notes is $11.7 million as of December 31, 2014.

The Credit Facilities are secured by a pledge of 51% of the stock of FCNB, the Company’s wholly owned subsidiary.  The Loan Documents also contain a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, relocation of the Company’s principal office, principal banking office, or principal registered office, and transactions with affiliates. The Company has used the proceeds of the Credit Facilities to finance part of the cash consideration in the merger with SH Bancshares.

Annual average volume, rates and maturities of long-term debt for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	Average
	Volume	Interest Rate	Maturity
2014(1)
First Citizens Bancshares, Inc.	$14,233	2.63%	18 years
First Citizens National Bank	46,096	1.82%	3 years
2013
First Citizens Bancshares, Inc.	$10,310	2.08%	22 years
First Citizens National Bank	46,096	1.93%	4 years

(1)	SHB had no borrowings during the periods presented therefore is not included in the table above.

Maturities of principal of long-term debt for the following five years were as follows as of December 31, 2014 (in thousands):

2015	$7,505
2016	10,095
2017	9,841
2018	9,620
2019	13,350
Thereafter	16,420
$66,831

The Company is dependent on the profitability of its subsidiaries and their ability to pay dividends in order to service its long-term debt.

NOTE 15 – INCOME TAXES

Provision for income taxes was comprised of the following for the years ended December 31 (in thousands):

	2014	2013	2012
Income tax expense (benefit):
Current	$3,089	$4,651	$4,108
Deferred	349	(637)	(102)
State income tax expense (benefit of operating loss carryforwards)	66	313	84
Change in valuation allowance	(66)	(313)	(251)
	$3,438	$4,014	$4,006

Effective tax rates for the years ended December 31, 2014, 2013 and 2012 differed from federal statutory rate of 34% applied to income before income taxes as a result of the following (in thousands):

	2014	2013	2012
Tax expenses at statutory rate	$5,774	$6,060	$5,957
(Decrease) increase resulting from:
Tax exempt interest income	(1,949)	(1,638)	(1,582)
Net earnings on bank-owned life insurance	(211)	(148)	(132)
ESOP dividend	(305)	(314)	(296)
Other items	129	54	59
	$3,438	$4,014	$4,006

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

	2014	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,613	$2,659	$2,706
Unrealized loss on other real estate owned	1,076	999	1,050
State income tax benefit for net operating loss carryforwards	845	911	1,224
Alternative Minimum Tax Credit	659	-	-
Purchase accounting adjustments	185	-	-
Net unrealized losses on available-for-sale debt securities	-	224	-
Deferred loan fees	138	136	91
Imputed income tax reimbursement plan	139	142	139
Impairment loss on equity securities	-	618	618
Impairment loss on debt securities	-	-	436
Other	126	146	203
Total deferred tax assets	5,781	5,835	6,467
Deferred tax liabilities:
Depreciation	(3,210)	(2,692)	(2,473)
FHLB stock dividends	(770)	(742)	(742)
Net unrealized gains on available-for-sale debt securities	(3,660)	-	(6,385)
Prepaid expenses	(207)	(152)	(117)
Other	(116)	(132)	(252)
Total deferred tax liabilities	(7,963)	(3,718)	(9,969)
Valuation allowance for state income tax benefit	(845)	(911)	(1,224)
Net deferred tax assets (liabilities)	$(3,027)	$1,206	$(4,726)

As of December 31, 2014, the Company had a net operating loss carryforward for state tax purposes of $7.3 million expiring in 2022, $3.4 million expiring in 2023 and $2.3 million expiring in 2025.  As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize penalties and interest on unrecognized tax benefits in Provision for Income Tax Expense in the Consolidated Statements of Income.  There were no amounts related to interest and penalties recognized for each of the years ended December 31, 2014, 2013 and 2012.  The tax years subject to examination by federal and state taxing authorities are the years ended December 31, 2014, 2013, 2012 and 2011.

NOTE 16 – REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Consolidated Financial Statements.  Regulations require FCNB and SHB to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total risk-based capital (as defined) to risk-weighted assets (as defined).  To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the minimums must be maintained for Tier I leverage, Tier I risk-based and total risk-based ratios as set forth in the table.  Actual capital amounts and ratios are presented in the table below.

As of December 31, 2014, the most recent notifications from primary regulatory authorities categorized FCNB, SHB and the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since notification that management believes have changed the institution’s category.

Actual and minimum capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
First Citizens Bancshares, Inc.	$135,107	16.3%	$66,473	8.0%	N/A	10.0%
First Citizens National Bank	119,132	17.6%	54,028	8.0%	$67,535	10.0%
Southern Heritage Bank	26,632	17.3%	12,301	8.0%	15,376	10.0%
Tier I capital to risk weighted assets:
First Citizens Bancshares, Inc.	127,546	15.4%	33,237	4.0%	N/A	6.0%
First Citizens National Bank	111,629	16.5%	27,012	4.0%	40,519	6.0%
Southern Heritage Bank	26,574	17.3%	6,148	4.0%	9,222	6.0%
Tier I capital to average assets:
First Citizens Bancshares, Inc.	127,546	8.8%	57,778	4.0%	N/A	5.0%
First Citizens National Bank	111,629	9.3%	48,220	4.0%	60,275	5.0%
Southern Heritage Bank	26,574	11.1%	9,550	4.0%	11,938	5.0%
December 31, 2013:
Total capital to risk weighted assets:
First Citizens Bancshares, Inc.	117,027	17.6%	53,255	8.0%	N/A	10.0%
First Citizens National Bank	115,990	17.4%	53,206	8.0%	66,508	10.0%
Tier I capital to risk weighted assets:
First Citizens Bancshares, Inc.	109,187	16.4%	26,615	4.0%	N/A	6.0%
First Citizens National Bank	108,150	16.3%	26,605	4.0%	39,908	6.0%
Tier I capital to average assets:
First Citizens Bancshares, Inc.	109,187	9.4%	46,463	4.0%	N/A	5.0%
First Citizens National Bank	108,150	9.3%	46,416	4.0%	58,080	5.0%

NOTE 17 – CAPITAL

The Company is subject to capital adequacy requirements imposed by the Federal Reserve.  In addition, the Banks are restricted by regulation from paying dividends in an amount in excess of the net earnings of the current year plus retained profits of the preceding two years.  As of December 31, 2014, $21.7 million of retained earnings were available for future dividends from FCNB and SHB to the Company.

During a special meeting on July 16, 2014, First Citizens’ shareholders voted on and approved the First Citizens Charter Amendment authorizing 1,000,000 shares in an additional class of common stock (Class A common stock) and a reclassification of First Citizens’ outstanding common stock. Upon the filing of the First Citizens Charter Amendment on July 17, 2014, each share of First Citizens common stock outstanding immediately prior to such filing owned by a shareholder of record who owned between one and 299 shares of such common stock was, by virtue of the filing of the First Citizens Charter Amendment and without any action on the part of the holders, reclassified as Class A common stock, on the basis of one share of Class A common stock per each share of common stock so reclassified.  In aggregate, 37,372 shares of common stock were reclassified to Class A common stock.  Each share of First Citizens common stock outstanding immediately prior to the filing of the First Citizens Charter Amendment owned by a shareholder of record who owned 300 or more shares of such common stock was not reclassified and continued to be classified as common stock. The First Citizens common stock continues to have unlimited voting rights. The First Citizens Class A common stock has no voting rights, except as may be required by law.

Accumulated Other Comprehensive Income (Loss) as of December 31, 2014 and 2013 was as follows (in thousands):

	2014	2013
Unrealized gains (losses) on available-for-sale securities without other-than-temporary impairment, net of tax	$5,955	$(361)
Unrealized losses on available-for-sale securities with other-than-temporary impairment, net of tax	-	-
Total accumulated other comprehensive income (loss)	$5,955	$(361)

See also Note 2 regarding changes to capital that occurred during the year ended December 31, 2014.

NOTE 18 – RELATED PARTY TRANSACTIONS

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

In 2013, the Bank contracted with a related party for the construction of a new full service branch facility in Jackson, Tennessee.  The contract is for $1.6 million and was awarded on a competitive bid basis.  Contract payments paid totaled approximately $1.6 million and $60,000 in the years ended December 31, 2014 and 2013, respectively.

In 2014, the Company also paid approximately $111,000 to another related party on a competitive bid basis for various renovations and repairs to the Martin and Union City, Tennessee financial centers.

Activity in loans to executive officers, directors and their affiliates was as follows for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Balance at beginning of period	$6,892	$5,689
New loans(1)	16,925	4,664
Repayments	(10,947)	(3,461)
Balance at end of period	$12,870	$6,892

(1)	The new loan total for 2014 includes $7,141 of related party loans acquired pursuant to the merger with SH Bancshares, Inc.

 There were no charged-off, restructured or non-current loans to related parties for any of the periods presented.  Loans to related parties are made on substantially the same terms as third-party transactions.

Indebtedness shown represents amounts owed by directors and executive officers of the Company and the Bank and by entities in which such persons are general partners or have at least 10% or greater interest and trust and estates in which they have a substantial beneficial interest.  All loans have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and do not involve other than normal risks of collectability.

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business.  These deposits bear the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.  Balances of executive officers and directors on deposit as of December 31, 2014 and 2013 were $22.6 million and $19.3 million, respectively.

NOTE 19 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk not recognized in the statement of financial position.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The same policies are utilized in making commitments and conditional obligations as are used for creating on-balance sheet instruments. Ordinarily, collateral or other security is not required to support financial instruments with off-balance sheet risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit-worthiness is evaluated on a case-by-case basis, including the collateral required, if deemed necessary by the Bank upon extension of credit, and is based on management’s credit evaluation of the counter party.  At December 31, 2014 and 2013, the Company had outstanding loan commitments of $119.6 million and $87.7 million, respectively.  As of year-end 2014, variable rate commitments were $78.7 million and fixed rate commitments were $40.9 million.  As of year-end 2013, variable rate commitments were $56.5 million and fixed rate commitments were $31.2 million. Of these commitments, none had an original maturity in excess of one year.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the credit risk involved is essentially the same as that involved in extending loans to customers. The Company requires collateral to secure these commitments when deemed necessary. At December 31, 2014 and 2013, outstanding standby letters of credit totaled $2.9 million and $4.3 million, respectively.

In the normal course of business, the Company extends loans, which are subsequently sold to other lenders, including agencies of the U.S. government.  Certain of these loans are conveyed with recourse creating off-balance sheet risk with regard to the collectibility of the loan.  At December 31, 2014 and 2013, the Company had no loans sold with recourse.

NOTE 20 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants agribusiness, commercial, residential and personal loans to customers throughout a wide area of the mid-southern United States.  A large majority of the Company’s loans, however, are concentrated in the immediate vicinity of the Company, primarily in West Tennessee.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the agribusiness and industrial economic sectors of that geographic area.

NOTE 21 – FAIR VALUE MEASUREMENTS

Recurring Basis

The following are descriptions of valuation methodologies used for assets measured at fair value on a recurring basis.  There are no liabilities measured for fair value on a recurring basis for any of the periods presented.

Available-for-Sale Securities

Fair values for available-for-sale securities are obtained from a third party vendor and are valued using Level 2 inputs.

Assets as of December 31, 2014 and 2013 measured at estimated fair value on a recurring basis were as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014:
Financial assets:
Securities available-for-sale	$-	$583,346	$-	$583,346
December 31, 2013:
Financial assets:
Securities available-for-sale	$-	$456,525	$-	$456,525

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

Loans Held-for-Sale

Loans held-for-sale are recorded at the lower of cost or fair value.  Fair value of loans held-for-sale are based upon binding contracts and quotes from third party investors that qualify as Level 2 inputs for determining fair value.  Loans held for sale did not have an impairment charge in 2014 or 2013.

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

Assets as of December 31, 2014 and 2013 measured at estimated fair value on a non-recurring basis were as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014:
Assets:
Impaired loans	$-	$-	$7,395	$7,395
Loans held-for-sale	-	4,339	-	4,339
Other real estate owned	-	-	5,717	5,717
December 31, 2013:
Assets:
Impaired loans	$-	$-	$7,499	$7,499
Loans held-for-sale	-	3,098	-	3,098
Other real estate owned	-	-	6,826	6,826

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

Interest-Bearing Deposits in Other Banks

Interest-bearing deposits in other banks consist of excess balances held at the Federal Reserve Bank and short term CDs and the carrying amount is assumed to be fair value.

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

Long-term debt

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

Other Liabilities

Fair value of other liabilities is assumed to be the carrying values.

The carrying amount and fair value of assets and liabilities as of December 31, 2014 and 2013 were as follows (in thousands):

	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
As of December 31, 2014:
Financial assets:
Cash and cash equivalents	$33,182	$33,182	$-	$-	$33,182
Interest-bearing deposits in other banks	40,993	40,993	-	-	40,993
Investment securities	583,346	-	583,346	-	583,346
Loans, net of allowance	703,682	-	715,163	7,395	722,558
Loans held-for-sale	4,339	-	4,339	-	4,339
Accrued interest receivable	6,260	-	6,260	-	6,260
Federal Reserve Bank and Federal Home Loan Bank Stock	6,134	-	6,134	-	6,134
Other real estate owned	5,717	-	-	5,717	5,717
Bank owned life insurance	25,924	-	25,924	-	25,924
Financial liabilities:				-
Deposits	1,211,506	-	1,212,162	-	1,212,162
Short-term borrowings	49,317	-	49,317	-	49,317
Other borrowings	66,831	-	67,234	-	67,234
Other liabilities	9,274	-	9,274	-	9,274
Off-balance sheet arrangements				-
Commitments to extend credit	119,669	-	119,669	-	119,669
Standby letters of credit	2,902	-	2,902	-	2,902

As of December 31, 2013:
Financial assets
Cash and cash equivalents	$25,249	$25,249	$-	$-	$25,249
Interest bearing deposits in other banks	21,865	21,865	-	-	21,865
Investment securities	456,525	-	456,525	-	456,525
Loans, net of allowance	572,418	-	570,862	7,499	578,361
Loans held for sale	3,098	-	3,098	-	3,098
Accrued interest receivable	5,011	-	5,011	-	5,011
Federal Reserve Bank and Federal Home Loan Bank Stock	5,684	-	5,684	-	5,684
Other real estate owned	6,826	-	-	6,826	6,826
Bank owned life insurance	22,466	-	22,466	-	22,466
Financial liabilities				-
Deposits	968,530	-	969,520	-	969,520
Short-term borrowings	36,808	-	36,808	-	36,808
Other borrowings	51,167	-	49,638	-	49,638
Other liabilities	5,361	-	5,361	-	5,361
Off-balance sheet arrangements				-
Commitments to extend credit	87,698	-	87,698	-	87,698
Standby letters of credit	4,266	-	4,266	-	4,266

NOTE 22 – EMPLOYEE STOCK OWNERSHIP AND 401(k) PLANS

The Company maintains the First Citizens National Bank of Dyersburg Employee Stock Ownership Plan (the “ESOP”) and the First Citizens National Bank 401(k) Plan (the “401(k) Plan”) as employee benefits. The plans provide for a contribution annually not to exceed 25% of the total compensation of all participants and afford eligibility for participation to all full-time employees who have completed at least one year of service and are age 21 or older.

The Company annually contributes amounts equal to 3% of total eligible compensation to the 401(k) Plan and a discretionary percentage of total eligible compensation to the ESOP.  The annual discretionary percentage of total eligible compensation was 7% for 2014 and 2013.  Total eligible compensation for both plans consists of total compensation subject to income tax.  Total eligible compensation includes any salary deferrals made through the 401(k) Plan and Section 125 Cafeteria Plan and is subject to maximum limits set annually by the IRS.  Each participant may also elect to defer up to 75% of his or her pay into the 401(k) Plan, subject to dollar limitations imposed by law.

Employer cash contributions to the 401(k) Plan totaled approximately $421,000 in 2014, $402,000 in 2013, and $382,000 in 2012.  Employer cash contributions to the ESOP totaled approximately $989,000 in 2014, $966,000 in 2013, and $895,000 in 2012. Cash contributions to the 401(k) Plan and ESOP are reported in Salaries and Employee Benefits in Non-Interest Expenses on the Consolidated Statements of Income.

The ESOP is a non-leveraged plan and all shares of Company common stock owned by the ESOP were allocated to participants as of December 31, 2013 and 2014.  Cash dividends paid by the Company on common stock held by the ESOP are charged to retained earnings.  All shares owned by the ESOP are considered outstanding for earnings per share computations.  In the event a terminated or retired ESOP participant desires to sell his or her shares of Company common stock, or if certain employees elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.  The ESOP owned 681,451 shares of Company common stock with an estimated fair value of $30.7 million as of December 31, 2014 and 703,393 shares of Company common stock with an estimated fair value of $30.0 million as of December 31, 2013.

SHB has a 401(k) profit sharing plan covering employees meeting certain age and service requirements.  Employees of SHB may contribute up to a certain dollar amount which is set by law.  Participants vest immediately in their contributions plus the actual earnings thereon.  SHB contributions vested 20% per year over 5 years.  Discretionary contributions from the acquisition date through December 31, 2014 totaled approximately $23,000.  This plan was terminated as of December 31, 2014 and employees of SHB meeting eligibility requirements were enrolled in the Company’s 401(k) Plan and/or EOSP on January 1, 2015.

NOTE 23 – QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following table presents quarterly selected financial data (unaudited) for 2014 and 2013 (in thousands, except per share data):

	Interest	Net Interest	Net	EPS	EPS
	Income	Income	Income	Basic	Diluted
2014
First Quarter	$10,988	$9,523	$3,825	$1.06	$1.06
Second Quarter	11,309	9,838	3,433	0.95	0.95
Third Quarter	11,209	9,723	3,011	0.84	0.84
Fourth Quarter	13,428	11,581	3,276	0.87	0.87
Total	$46,934	$40,665	$13,545	$3.72	$3.72

2013
First Quarter	$11,003	$9,427	$3,588	$0.99	$0.99
Second Quarter	11,031	9,446	3,175	0.89	0.89
Third Quarter	11,123	9,576	3,434	0.95	0.95
Fourth Quarter	10,965	9,459	3,611	1.00	1.00
Total	$44,122	$37,908	$13,808	$3.83	$3.83

NOTE 24 – CONDENSED FINANCIAL INFORMATION

FIRST CITIZENS BANCSHARES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2014 and 2013

(In thousands)

	2014	2013
Assets
Cash	$1,115	$702
Investment in subsidiaries	167,032	120,134
Other assets	640	103
Total assets	$168,787	$120,939
Liabilities and shareholders’ equity
Liabilities
Long term debt	$25,667	$10,310
Accrued expenses	665	78
Total liabilities	26,332	10,388
Shareholders’ equity	142,455	110,551
Total liabilities and shareholders’ equity	$168,787	$120,939

FIRST CITIZENS BANCSHARES, INC.

(Parent Company Only)

Condensed Statements of Income

Years Ended December 31, 2014 and 2013

(In thousands)

	2014	2013
Income
Dividends from bank subsidiaries	$10,825	$5,185
Other income	7	6
Total income	10,832	5,191
Expenses
Interest expense	375	214
Other expenses	1,262	177
Total expenses	1,637	391
Income before income taxes and equity in undistributed net income of bank subsidiary	9,195	4,800
Income tax benefit	(608)	(143)
	9,803	4,943
Equity in undistributed net income of bank subsidiary	3,742	8,865
Net income	$13,545	$13,808

FIRST CITIZENS BANCSHARES, INC.

(Parent Company Only)

Condensed Statements of Cash Flows

Years ended December 31, 2014 and 2013

(In thousands)

	2014	2013
Operating activities
Net income	$13,545	$13,808
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(3,742)	(8,865)
Increase in other assets	(184)	(18)
Increase (decrease) in other liabilities	24	(94)
Net cash provided by operating activities	9,643	4,831
Investing activities
Outlay for business acquisitions-net	(15,995)	-
Net cash used by investing activities	(15,995)	-
Financing activities
Dividend payments to shareholders	(4,899)	(4,690)
Issuance of long-term debt	12,000	-
Principal reductions on long-term debt	(284)	-
Treasury stock transactions -net	(52)	-
Net cash provided (used) by financing activities	6,765	(4,690)
Increase in cash	413	141
Cash at beginning of year	702	561
Cash at end of year	$1,115	$702

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in the Company’s independent registered public accounting firm for the two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company, under supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Disclosure controls and procedures are defined in accordance with Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon that evaluation as of the end of the period covered by this Annual Report on Form 10-K, management concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that the Company files with or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report and the attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our board of directors currently consists of 18 members. The terms are for three years with approximately one-third of our board members expiring each year. Once elected, each director shall serve the stated term or until his or her successor has met the necessary qualifications and has been elected.  Each member of the Company’s board of directors also serves as a director on the board of FCNB, a wholly owned subsidiary of the Company.

Allen Searcy retired from the board of directors effective February 10, 2015.

The information below sets forth the name, age, length of service and a summary of specific experience, qualifications, attributes or skills for each of our directors. No director holds a directorship with any other public company or registered investment company.

Nominees for Election at the 2015 Annual Meeting of  Shareholders Whose Terms Will Expire in 2018

Jeffrey D. Agee, Age 54, Director Since 2005

See section titled “Executive Officers” below.

Eddie E. Anderson, Age 67, Director Since 1984

Mr. Anderson is owner and operator of Anderson Farms and attended the University of Tennessee. He is member and Chairman of the Board of Dyer County Fair Association and Vice Chairman of Agriculture Dyersburg/Dyer Chamber of Commerce. He has also served as past Chairman of Dyersburg/Dyer County Chamber of Commerce. Mr. Anderson currently serves as Chairman of the Tennessee State Committee for Farm Service Agency.

Christian E. Heckler, Age 47, Director Since 2006

See section titled “Executive Officers” below.

Barry T. Ladd, Age 74, Director Since 1996

Mr. Ladd is retired and previously served as Executive Vice President and Chief Administrative Officer of the Company and FCNB from January 1996 to December 31, 2006.  Prior to his service as Executive Vice President of FCNB, he also served as Branch Manager and Lending Officer of FCNB and as Commercial Lending Officer of FCNB. He earned a bachelor’s degree and master’s degree in business from the University of Tennessee. He is a graduate of School of Banking of the South. He also previously served as Technical Representative for Shell Chemical Company, Account Production Officer for Security Bank and as Partner in family farming/cattle operation business. He has served as Chairman of Newbern Industrial board of directors and on the boards of directors of Newbern Housing Authority and Dyer County Community Housing.

John M. Lannom, Age 61, Director Since 1999

Mr. Lannom is an attorney in private legal practice in Dyersburg, Tennessee. He also serves as Board Chairman and Chief Executive Officer of Forcum-Lannom, Inc. He earned a bachelor’s degree from Vanderbilt University and his law degree from University of Memphis School of Law. He also serves as Secretary of Forcum Lannom Contractors, LLC and on the boards of directors for Dyer County Adult Education, Dyersburg State Community College Foundation, Dyer County United Way and Dyersburg/Dyer County Chamber of Commerce. He is also past Chairman of Dyersburg/Dyer County Chamber of Commerce.

Milton E. Magee , Age 78, Director Since 1969

Mr. Magee is retired from Chic Farm Co., a general farming operation. He is Partner of Magee and Taylor Family Limited Partnership and T&M FLP. He earned a bachelor’s degree in agriculture from the University of Tennessee. He is a member of the board of directors of Baptist Memorial Health Care Corporation in Memphis, Tennessee and has served as past and incoming Chairman of that corporation.

Green W. Smitheal, Age 59, Director Since 1993

Mr. Smitheal is managing partner of Smitheal Farms. He earned a bachelor’s degree in agriculture economics from University of Tennessee. He also serves as managing partner of Biesel & Smitheal Farming Partnership. He served on the Advisory Board for Boy Scout Troop 88 and participated in the Annual Fund Drive for West Tennessee Area Council of Boy Scouts of America. He is also a member of Dyer County Ag Committee.

J. Lee Stewart. Age 64, Director Since 2014

                Mr. Stewart serves as President and Chief Executive Officer of Southern Heritage Bank, a wholly owned subsidiary of the Company. Mr. Stewart has more than 40 years of banking experience. He began his career in 1972 at American National Bank in Chattanooga serving as Business Development Officer and Credit Officer. In 1980, he joined First National Bank of Columbus, GA, to organize that bank’s internal loan review functions, and later he was promoted to Vice President of Commercial Lending. In 1985, he joined First American National Bank in Bristol, TN, as Senior Vice President for Commercial Lending and was promoted to City President in 1988 before being transferred in early 1990 to the Cleveland office of First American, where he served as City President until mid-1998. Mr. Stewart is a graduate of Tennessee Wesleyan College, The National Commercial Lending Graduate School at University of Oklahoma and Stonier Graduate School of Banking. His civic activities include involvement with United Way of Bristol, where he was awarded outstanding volunteer of the year in 1989, and United Way of Bradley County, where he has served as Campaign Co-Chairman and as Chairman of the Board. He was a member of the organizing committee of Greater Cleveland Soccer Association and served as President of that group. He has been active in the Cleveland/Bradley Chamber of Commerce, serving as Treasurer and Chairman of the Board. He has served on the boards of Cleveland Family YMCA, Junior Achievement and Cherokee Council of Boy Scouts.

Continuing Directors Whose Terms Will Expire in 2017

J. Walter Bradshaw, Age 53, Director Since 1993

Mr. Bradshaw is Manager of Bradshaw & Company Insurors, an independent insurance agency. Mr. Bradshaw holds a bachelor’s degree from University of Tennessee and law degree from University of Memphis School of Law. He has served as past Chairman of Dyersburg/Dyer County Chamber of Commerce and is on the board of directors for Dyersburg Electric System. He is past President of Dyersburg Rotary Club, member and past President of Dyer County Fair Association and past President of Insurors of Tennessee.

Larry W. Gibson, Age 68, Director Since 1995

Mr. Gibson is owner and Chairman of Roberts-Gibson, Inc., a gasoline jobber company. He is past President and Co-Chair of Executive Committee for Dyer County Fair Board and has served on the Tennessee State Fair board of directors. He is past President of Tennessee State Fair Association, past President of Dyer County Young Farmers & Homemakers and past President of Dyer County Ducks Unlimited. He has also previously served on Foundation Board of Dyersburg State Community College and is former member of Dyersburg/Dyer County the Chamber of Commerce board of directors. He also serves on Board of Crime Stoppers.

Dwight Steven Williams, Age 59, Director Since 1991

Mr. Williams is owner and President of Johnson-Williams Funeral Home, Inc. and a member of West TN Golf, LLC. He holds a bachelor’s degree in agriculture business from University of Tennessee and a B.A. in mortuary science from Northwest Mississippi School of Mortuary Science. He has a State Board Certification as a licensed Funeral Director and Embalmer.  He is manager of a farming and land management operation. Mr. Williams serves on the Workforce Development Board, Dyer County High School Advisory Board, Newbern’s Lion’s Club, and as Chairman of the Newbern Housing Authority.  Mr. Williams also serves as President of the Newbern Industrial Corporation.

Katie S. Winchester, Age 74, Director Since 1990

See section titled “Executive Officers” below.

Joseph S. Yates, Age 52, Director Since 2005

Mr. Yates is President and Chief Executive Officer of General Appliance & Furniture Co., a retail furniture and appliance outlet. He earned a bachelor’s degree in business from the University of Tennessee and is past Chairman of Dyersburg/Dyer County Chamber of Commerce. He has also served as Chairman of Dyersburg City Schools Board, member and Chairman of Dyersburg Downtown Association, and member of board of directors for Dyersburg/Dyer County Chamber of Commerce.

Continuing Directors Whose Terms Will Expire in 2016

James Daniel Carpenter, Age 66, Director Since 1993

Mr. Carpenter retired as Managing Partner of Flatt Heating & Air Conditioning in 2011. He holds a bachelor’s degree from University of Tennessee. Mr. Carpenter previously served as Lending and Credit Manager for Dyersburg Production Credit Association and managed a farming operation for over 20 years. Mr. Carpenter has served as member of Dyer County Community Housing Board and past President of Newbern Rotary Club.

Richard W. Donner, Age 64, Director Since 1985

Mr. Donner is President of Trenton Mills, a textile manufacturing facility, and attended University of Tennessee. Mr. Donner previously served as Vice President of Sales and Marketing at Dyersburg Fabrics. He is also the owner/operator of a livestock farm in Dyer County. Mr. Donner has served as chair of annual fund drives for Boy Scouts of America, Girl Scouts of America and West Tennessee Heart Fund.

Ralph E. Henson, Age 73, Director Since 1997

Mr. Henson previously served as Chief Credit Officer of FCNB from February 1993 to December 31, 2006, at which time he transitioned to part-time employment through December 31, 2011. Mr. Henson holds a bachelor’s degree from University of Tennessee and has approximately 50 years of experience in commercial banking. He has served as managing partner of a commercial real estate company. He has also served as member of the Northwest Tennessee Regional Port Authority board of directors and as member of the Dyer County Industrial Development Board.

Judy Long, Age 60, Director Since 2011

See section titled “Executive Officers” below.

Larry S. White, Age 66, Director Since 1997

Mr. White is President of White & Associates Insurance Agency, Inc., a general insurance agency offering all lines of insurance, and Managing Partner of First Citizens/White and Associates Insurance Company (50%- owned subsidiary of the FCNB). He earned a bachelor’s degree in business from the University of Tennessee. He is President of Home Health Company and serves on Dyersburg State Community College Foundation Board and Dyersburg/Dyer County Chamber of Commerce Board. He is past President and member of Dyersburg Rotary Club and past President of Dyersburg Lions Club. He has also served as Chairman of Dyersburg Regional Medical Center.

Committees of the Board of Directors

Although the Company’s board of directors has no standing committees, FCNB’s board of directors has an Audit Committee and a Corporate Governance/Nominating/Compensation Committee.  FCNB’s board of directors also has an Executive Committee, Trust Committee, CRA Committee, Information Technology Operations Committee and Risk Committee.  On April 16, 2014, FCNB’s board appointed members of each of these committees to serve for a term of one year.

                All members of the Audit Committee and the Corporate Governance/Nominating/Compensation Committee are “independent” as described above in the section entitled “Director Independence.”  The Audit Committee met five times during 2014 and the Corporate Governance/Nominating/Compensation Committee met seven times during 2014.  The Audit Committee charter and the Corporate Governance/Nominating/Compensation Committee charter can be found in the “About – Investor Relations” section of our website at www.FirstCNB.com.

Audit Committee

The Audit Committee charter requires members of the committee to be financially literate. The Audit Committee currently does not have an “audit committee financial expert,” as defined by Item 407(d)(5)(i) of Regulation S-K. Because of our size and limited resources, we have not been able to attract a director who qualifies as an “audit committee financial expert,” but have focused on identifying directors who have overall characteristics that are beneficial to the board of directors as a whole. In the future, the board of directors hopes to attract an independent director who qualifies as an audit committee financial expert. The Audit Committee’s meetings include, whenever appropriate, sessions with our independent registered public accounting firm and our senior internal auditor, in each case without the presence of management.

Nominating Committee

                The Corporate Governance/Nominating/Compensation Committee assists the Company’s board in identifying individuals qualified to become directors and recommends to the Company’s board nominees to be voted upon at each annual meeting of shareholders. The committee has responsibility for the selection and composition of the Company’s board. The process for shareholders to propose nominees for election to the board is discussed in detail in the section below entitled “Proposals by Shareholders/Director Selection.” The committee also has the responsibility to review shareholder proposals, if any, including shareholder nominations of directors, that are duly and properly submitted and recommend appropriate action to the Company’s board. Currently, neither the committee nor the Company’s board has a specific policy that takes diversity into consideration in identifying nominees for director, except that the committee seeks members from diverse professional backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity. The committee does consider diversity of the board, however, as part of its annual evaluation of the effectiveness of board oversight.

Compensation Committee

The Corporate Governance/Nominating/Compensation Committee addressed compensation issues during four of the seven meetings of the committee in 2014.  One purpose of the committee is to discharge the board’s responsibilities relating to compensation of executive officers of the Company. The committee has overall responsibility for evaluating and approving executive officer salary, benefits, bonus, incentive compensation, severance, equity-based or other compensation plans, as well as compensation policies and programs. The committee also annually reviews the compensation of directors serving on the boards of the Company and the Banks and the Banks’ respective committees. Based on its review, the committee annually recommends director compensation to the Company’s board for consideration and approval. The committee does not delegate any of its responsibilities to other officers or directors.

Executive Officers

The following information relates to the executive officers of the Company as of December 31, 2014:

Name	Age	Position, Office and Background
Jeffrey D. Agee	54

Mr. Agee serves as President and Chief Executive Officer of the Banks and the Company. He previously served as Executive Vice President and Chief Financial Officer of the FCNB and Vice President and Chief Financial Officer of the Company from August 1999 to June 2004. Mr. Agee holds a bachelor’s degree in accounting from the University of Tennessee and is a graduate of ABA Stonier Graduate School of Banking at Georgetown University and of BAI School of Bank Administration at University of Wisconsin. He is also a Certified Public Accountant (Inactive) and holds a Series 27 license issued by FINRA. He serves as Financial and Operations Principal of First Citizens Financial Plus, Inc. (a wholly owned subsidiary of FCNB) and possesses an understanding of SEC rules and regulations, internal controls and financial reporting. He also currently serves on boards of directors of 16 community and professional organizations, including Tennessee Bankers Association (past chairman).  In addition, he was recently appointed to the St. Louis Federal Reserve’s Community Depository Institutions Advisory Council.

Sherrell Armstrong	53

Mr. Armstrong has served as Executive Vice President of the Company and Executive Vice President and Chief Credit Officer of FCNB since January 1, 2007. Mr. Armstrong previously served as Executive Vice President and Loan Administrator of FCNB from 2003 to 2007. He also served as Senior Vice President of FCNB from 2002 to 2003 as well as a Vice President and Commercial Lender of FCNB from 1997 to 2002. Mr. Armstrong has been employed by FCNB since June 1997.

Laura Beth Butler	39

Ms. Butler has served as Executive Vice President and Chief Financial Officer for the Company and FCNB since April 2009. Ms. Butler was appointed Corporate Secretary of FCNB and the Company in September 2011. Ms. Butler previously served as Senior Vice President and Chief Financial Officer of the Company and FCNB from June 2004 to April 2009. Ms. Butler is a Certified Public Accountant and previously served as Senior Audit Manager of the banking practice of a local accounting firm from 2000 to 2004.

Christian Heckler	47

Mr. Heckler was most recently appointed Executive Vice President, Retail Banking of FCNB in April 2014. Mr. Heckler previously served as the Southwest Regional President for FCNB from 2006 to April 2014 and Community Bank President and Commercial Lender from 2002 to April 2006. He has also served as Vice President/Commercial Lending for Renasant Bank from 2000 to 2003 and Vice President/Commercial Lending of Trustmark National Bank from 1998 – 2000. Mr. Heckler earned his bachelor’s degree in business administration from the University of Tennessee and is a graduate of the Louisiana State University Graduate School of Banking.   He has served on the board of directors for the Millington YMCA and the Memphis YMCA Metro Board. He has chaired the Dyersburg State Community College South Tipton County annual fundraising campaign. He is a current Board Member and Vice President of CASA of Tipton County, and Co–Chair of the Dyersburg State annual fundraising campaign.

Judy Long	60

Ms. Long has served as Executive Vice President for the Company and Executive Vice President and Chief Operating Officer of FCNB since August 1999. Ms. Long previously served as Corporate Secretary of the Company from 1997 until September 2011, at which time she was appointed to the board of directors of FCNB and the Company. Ms. Long previously served as Senior Vice President and Chief Operating Officer of FCNB and the Company from 1997 to 1999, Senior Vice President and Administrative Officer of the Company and FCNB from 1996 to 1997 and Vice President and Loan Operations Manager of the Company and FCNB from 1992 to 1996. Ms. Long has been employed by the Company since July 1974. Ms. Long holds a bachelor’s degree in business administration with a major in finance from Union University and is a graduate of the Mid-South School of Banking, the School for Bank Administration, BAI Graduate School of Bank Operations and Technology, and Dyersburg/Dyer County Leadership and Weststar Leadership programs. In addition, she serves on the Board of Directors for Fidelity National Information Systems (FNIS) Charter Bank Group, the Board of Directors of NACHA – The Electronic Payments Association and Chairperson of Tennessee Bankers Technology Conference Advisory Committee. Ms. Long has also served various civic organizations such as Rotary – Past President, American Cancer Society, Leukemia Society of Tennessee, Life Choices, Dyersburg State Community College Annual Fund Campaign and Dyer County Agricultural Committee.

Katie S. Winchester	74

Ms. Winchester serves as Chairman of the Company and FCNB. She previously served as President of the Company and FCNB from 1992 to 2006 and Chief Executive Officer and Vice Chairman of the Company and FCNB from 1996 to April 2007. She served as Past Chairman of the Tennessee Higher Education Commission and Past Chairman of Baptist Memorial Health Care Corporation in Memphis, Tennessee. She served as a Member of Federal Advisory Council for the Federal Reserve Board in Washington, D.C. in 2000, 2001 and 2002. She is also a member of the boards of directors for Dyersburg State Community College Foundation Board, United Way of Dyer County, Dyer County Adult Education and Tennessee Vocational Rehabilitation (Dyersburg).

Audit Committee Report

The role and responsibilities of the Audit Committee are set forth in the committee’s charter, a copy of which can be found in the “About Us – Investor Relations” section of our website at www.FirstCNB.com. In fulfilling its responsibilities, the Audit Committee:

  Has reviewed and discussed the audited financial statements with management.

  Has discussed with Alexander Thompson Arnold PLLC the matters required to be discussed under Auditing Standard No. 16, both with and without management present; and

  Has received written disclosures and the letter from the independent accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountants the independent accountants’ independence.

                Based on the review and discussions referred to above, the Audit Committee recommended to the Company’s board of directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and for filing with the SEC.

Audit Committee:

Barry Ladd, Chairman
Eddie Anderson
Larry Gibson
John Lannom
Green Smitheal, III

Code of Ethics

                The Company has a Code of Conduct applicable to all employees, including the principal executive officer as well as all professionals serving in a finance, accounting, treasury, tax or investor relations role.  A separate Code of Ethics for Financial Professionals contains provisions specific to professionals serving in finance, accounting, treasury, tax or investor relations roles.  Both the Code of Conduct and the Code of Ethics for Financial Professionals are available under the “About – Investor Relations” section on our website at www.FirstCNB.com. We also intend to post changes and amendments (if any) to our Code of Conduct and Code of Ethics for Financial Professionals on our website.

Proposals by Shareholders/Director Selection

Shareholder proposals intended to be presented in proxy materials to be mailed in 2016 must be submitted by certified or registered mail to Laura Beth Butler, Corporate Secretary, First Citizens Bancshares, Inc., P.O. Box 370, Dyersburg, Tennessee 38025-0370. Such proposals must include proof of ownership of our common stock. We must receive all such proposals no later than December 14, 2015 in order for the nomination or proposal to be included in our proxy statement. Shareholder proposals submitted after December 14, 2015 will not be included in our proxy statement, but may be included in the agenda for our 2016 annual meeting if properly submitted to our Corporate Secretary at the address listed above.

Names of nominees to be proposed for election to the board of directors other than those made by the Nominating Committee must be delivered in writing to the Corporate Secretary of the Company no later than December 14, 2015. The written notice must include the full name of the proposed director, age and date of birth, educational background and a list of business experience and positions held by the proposed director for the preceding five years. The notice must include home and business addresses and telephone numbers. In addition, the submission must include a signed representation by the nominee to timely provide all necessary information requested by the Company in order that disclosure requirements may be met in the solicitation of proxies for the election of directors. The name of each nominee for director must be placed in nomination by a shareholder present in person at the annual meeting. The nominee must also be present in person at the annual meeting for the nomination to be made.

Section 16(a) Beneficial Ownership Reporting Compliance

                Because the Company no longer has a class of equity securities registered pursuant to Section 12 of the Exchange Act, our directors and executive officers are no longer subject to the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

Executive Officers

First Citizens’ board of directors has the authority to appoint officers of First Citizens. Each officer will hold office for such term as may be prescribed by the board of directors and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal. Each of Mr. Agee and Ms. Long has entered into an employment agreement with First Citizens. Ms. Butler does not have an employment agreement.  The biographies of Mr. Agee and Mss. Butler and Long are provided in the section above entitled “Management of First Citizens.”

Summary Compensation Table

The table below discloses compensation paid to each of the chief executive officer and the two other most highly compensated executive officers who were serving as executive officers at December 31, 2014 and whose total compensation for 2014 exceeded $100,000 (the “Named Executive Officers”). This tabulation is for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
Jeffrey D. Agee Chief Executive Officer and President	2014	$386,250	$ -	$193,125	$47,223	$627,932
	2013	375,000	37,500	131,250	36,021	579,771
Judy Long Executive Vice President and Chief Operating Officer	2014	212,000	-	106,000	46,778	366,863
	2013	200,000	20,000	70,000	34,332	324,331
Laura Beth Butler Executive Vice President, Chief Financial Officer and Secretary	2014	174,900	-	87,450	42,317	304,667
	2013	165,000	16,500	57,750	30,559	269,809

__________________________

(1)	Reflects a discretionary cash bonus awarded by the Compensation Committee.
(2)	Reflects cash bonus earned under non-equity incentive compensation plan.
(3)	Details of the amounts reported as All Other Compensation for 2014 are as follows:

Name	Taxable Automobile Fringe Benefit	Imputed Income for Life Insurance Benefit	Retirement Plan Contribution	Director Fees(a)
Jeffrey D. Agee	$1,145	$ 878	$26,000	$19,200
Judy Long	1,843	1,235	26,000	17,700
Laura Beth Butler	-	117	26,000	16,200

__________________________

(a)

Named Executive Officers who are also directors or attend board meetings as Corporate Secretary receive a retainer fee and fees for Company board meetings they attend but not for FCNB board committee meetings. Compensation for service by Named Executive Officers on the Company’s board of directors and FCNB board of directors during the year ended December 31, 2013 is reflected in the following table:

Name	Fees Earned or Paid in Cash	All Other Compensation*	Total
Jeffrey D. Agee	$5,000	$14,200	$19,200
Judy Long	14,700	3,000	17,700
Laura Beth Butler	3,000	13,200	16,200

__________________________

* All Other Compensation consists of director fees paid to charitable organizations.

Non-Equity Incentive Plan Compensation

Each of the Named Executive Officers is eligible for a cash incentive bonus under a plan that provides an incentive of 25% to 50% of base salary and is designed to ensure the compensation program is competitive, comprehensive and properly reflective of our strategic direction. The cash incentive bonus plan provides cash compensation based on corporate, business unit and individual performance goals established each year by the Compensation Committee. Incentive compensation for each year is paid in January of the following year. The following bonuses were paid to the Named Executive Officers in 2015 based on achievement of corporate and individual performance goals for 2014:

Name	Percentage of Potential Bonus Received	Incentive Plan Compensation
Jeffrey D. Agee	100%	$193,125
Judy Long	100%	106,000
Laura Beth Butler	100%	87,450

The incentive plans for our executives and other employees is designed to promote efficient and effective individual job performance, provide accountability for specific job responsibilities and is directly aligned with our strategic plan to promote achievement of specific strategic initiatives and objectives. Efficient and effective job performance and achievement of key objectives of our strategic plan is in the interest of shareholders and creates long-term shareholder value. The strategic plan is divided into four major areas – employees, shareholders, customers and risk management. The various components of the incentive plan relate to these areas and each plan has various components that balance risk and reward. Furthermore, executives and other employees are shareholders of First Citizens through individual ownership of shares and/or ownership through participation in our ESOP. Ownership in First Citizens provides an incentive for executives and other employees to pursue actions that drive long-term shareholder value rather than just pursuing short-term goals that may expose the Company to material risk.

The 2014 performance metrics for the incentive plan applicable to the Named Executive Officers are summarized below. Performance is measured using a “balanced scorecard” matrix, which is aligned with our strategic goals of creating long-term shareholder value and protecting the interests of the Banks’ respective depositors. The “balanced scorecard” matrix for 2014 included the following five, equally-weighted categories:

  Employees (comprised of employee turnover rate and results of corporate culture surveys);

  Customers (comprised of results from mystery shopper surveys, household retention and services per household goals);

  Growth and Innovation (comprised of FCNB’s Tier 1 Capital, growth in total assets, growth in services per household, household retention and innovation);

  Shareholder Return (comprised of First Citizens return on equity, total shareholder return and dividend yield); and

  Regulatory Ratings.

Based on a comparison of the 2014 performance to the target established by the Compensation Committee for each category, an overall rating of 1-5 (i.e., low to high) was assigned for each category. For 2014, the performance metrics, targets, actual performance and resultant ratings were as follows:

Performance Metric	Target	2014 Performance	Rating
Employee Turnover	<15%	9%	5(1)
Corporate Culture Survey Results	90%	94.0%
Customers(2)	Qualitative(2)	Achieved(2)	5(2)
Household Retention	94%	94%
Services per Household	3.15	3.36
Tier 1 Capital Leverage Ratio	>9.0%	9.26%	4.80(5)
Asset Growth	>7.80%(3)	26.1%
Innovation(4)	Qualitative(4)	Achieved(4)
Return on Equity	8.0%(6)	10.7%	3.40(7)
Total Shareholder Return	9%(6)	13.1%
Dividend Yield	1.6%(6)	3.05%
Regulatory Ratings	(8)	(8)	(8)

_____________

(1)	This overall rating reflects an average rating based on the achievement of both of the performance metrics related to the “Employees” category.
(2)

This performance metric was qualitative and based on results of various customer surveys conducted throughout the year, including independent mystery shopping results.  The results of this component were assigned a rating of “5” and overall rating for this component also reflects a “5” as goals for household retention and services per household were met or exceeded.

(3)

This target was based on the average asset growth for peer institutions (depository institutions with an asset size of $1 billion to $3 billion), as set forth in the Uniform Bank Performance Report, or the UBPR, as of September 30, 2014 (most recent available at the time performance was measured).

(4)

This performance metric was qualitative and considered factors such as new strategic initiatives designed to improve efficiencies of work flow and various recognitions received by First Citizens. During 2014, we implemented strategies to, among other things, launch mobile deposit capture, conversion of debit cards from Visa to MasterCard, opened full service financial center in Jackson, Tennessee, implemented branch transformation strategy, expanded use of video conferencing to improve efficiency and expanded fraud and risk management infrastructure. We also received recognition as, among other things, one of the top community bank investments, top community bank performance measured by return on assets, best employers, and largest donors to certain charitable organizations within the communities it serves.

(5)

This overall rating reflects an average rating based on a comparison of the 2014 performance compared to the targets for each of the performance metrics related to the “Growth and Innovation” category.

(6)

This target was based on information set forth in the Southeast Public Bank Peer Report, or the Peer Report, produced by Mercer Capital with data provided by SNL Financial LC as of January 2, 2015, except for total shareholder return.  The target for total shareholder return was established by the Compensation Committee.

(7)	This overall rating reflects an average rating based on a comparison of the 2014 performance to the targets for each of the performance metrics related to the “Shareholder Return” category.
(8)	First Citizens believes disclosure of this information would cause material competitive harm.

Based on the results of the “balanced scorecard” matrix for 2014, each of the Named Executive Officers received incentive pay totaling 50% of their respective base salaries.

The above-referenced categories and performance metrics are designed to incentivize the Named Executive Officers with measurable goals. It is possible, however, that certain of these metrics, taken alone, could encourage the executives to take certain risks that could have a material adverse effect on First Citizens. For example, with respect to the asset growth performance metric in the “Growth and Innovation” category, the executives could attempt to grow assets in a given year by increasing the loan portfolio without considering the ability of borrowers to repay such loans, which could increase the amount of non-performing loans in the future. The Compensation Committee believes, however, that the “balanced scorecard” approach mitigates such risks because risk-taking in one performance metric would likely negatively impact results for another performance metric. For example, if executives increased the loan portfolio without considering the ability of borrowers to repay in order to increase his or her “Growth and Innovation” category rating, then ratings for the “Regulatory Ratings” and “Shareholder Return” categories would likely decrease in subsequent years. Because each of the categories in the “balanced scorecard” matrix are weighted equally and address broad areas of overall performance, the Compensation Committee believes that the executives are not incentivized to take risks that might have a material adverse effect on First Citizens.

The Compensation Committee believes that the overall balanced mixture of performance metrics in the incentive plans for the Named Executive Officers are designed to reward long-term, rather than short-term, shareholder value. The “Employee” performance metric relates to maintaining strong employee retention rates and strong favorable corporate culture survey results. Low employee turnover rates and positive corporate culture help foster success with customers and shareholder return, both long-term and short-term. The “Customers” performance metric relates to strategic objectives to provide an exceptional level of customer service, as measured by customer retention and customer surveys. Incentivizing strong customer service levels helps create long-term shareholder value by establishing a strong base of profitable customers, which is measured by their satisfaction with our products and services. The “Growth and Innovation” performance metric measures growth in assets and market share. Strong performance in these areas helps create both short-term and long-term value for First Citizens and shareholders. The other three factors in the “Growth and Innovation” performance metric are designed to incentivize quality growth that is in the best interest of First Citizens and its shareholders. Growth without regard to quality is not fully rewarded, as it would likely result in lower ratings or the failure to achieve goals in the other performance metrics of the incentive plan. For example, if loan growth was pursued without regard to quality, then target “Regulatory Ratings” and “Shareholder Return” goals would likely not be met in the future. The “Shareholder Return” performance metric measures dividend yield, return on equity and total shareholder return against peer institutions. Dividend yield and return on equity are short-term measures, but if participants focus on these metrics without regard to the overall impact on our risk profile, then target “Regulatory Ratings” goals would likely not be met in the future. Total shareholder return is used to measure our performance over time and combines share price appreciation and dividends paid to provide total return to the shareholder. The “Regulatory Ratings” performance metric serves as an independent measure of the overall risk level and risk management practices of First Citizens. This is a key balancing factor in the incentive plan and is designed to promote strong risk management practices as well as the overall safety and soundness of First Citizens.

Employment Agreements

Employment agreements are currently in effect for each of Mr. Agee and Ms. Long. Agreements for Mr. Agee and Ms. Long include severance provisions in the event the executive voluntarily terminates his or her employment or the executive is terminated under certain circumstances, including without “cause” or in connection with a change in control, as specified below. Under the employment agreements for Mr. Agee and Ms. Long, “cause” generally means (i) the conviction of the executive or the rendering of a final non-appealable judgment for the willful and continued failure to substantially perform his or her duties under the agreement, our policies or federal or state law, which breach of duty materially adversely affected the safety and soundness of First Citizens or (ii) the non-appealable conviction of a felony. Further, “change in control” generally means (i) the acquisition by any person or group of persons of the shares of First Citizens or FCNB which, when added to any other shares beneficially owned by such acquiror, results in ownership by any person(s) of 10% of such stock or which would require prior notification under federal or state banking laws or regulations, or (ii) the occurrence of any merger, consolidation or reorganization to which First Citizens or FCNB is a party and to which First Citizens and FCNB is not a surviving entity, or the sale of substantially all assets of First Citizens or FCNB.

Under the employment agreements for Mr. Agee and Ms. Long, if termination by First Citizens for cause occurs before, coincident with or after a change in control or termination by the executive occurs prior to a change in control (including by reason of death, disability or retirement), the executive is entitled to receive (a) his or her base salary at the annual rate in effect through the last day of the month in which the termination occurs, (b) a pro-rata portion of any bonus earned prior to the date of termination to the extent not paid and (c) any amounts due under any other benefit plan in effect at the date of termination. If termination by First Citizens without cause occurs at least six months before a change in control, the executive is entitled to receive payments under the agreement through the end of the term of the agreement without further automatic extensions. Both of these employment agreements are renewable annually in April.

In the event that either Mr. Agee or Ms. Long is terminated without cause or terminates his or her employment coincident with or following a change of control (including by reason of death, disability or retirement), the employment agreements provide for compensation in addition to the amount specified above that the executive would receive upon termination for cause. In these circumstances, the executive would also receive a lump sum cash payment in an amount equal to two times compensation paid in the preceding calendar year, or scheduled to be paid to the executive during the year of the termination, whichever is greater, plus an additional amount sufficient to pay United States income tax on such lump sum amount; provided, however, that if the lump sum payment, together with other payments that the executive is entitled to receive from First Citizens, would constitute a parachute payment under Section 280G of the Internal Revenue Code, the payment will be reduced to the largest amount that would result in no portion of the lump sum payment being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. For purposes of this calculation, compensation is equal to the amount of total compensation reported or to be reported on the executive’s Form W-2 for the applicable year.

These employment agreements were amended by Amended and Restated Split Dollar Agreements. In connection therewith, we have purchased a life insurance policy for each of Mr. Agee and Ms. Long with a face amount of $650,000. Upon the death of Mr. Agee prior to separation of service, we will pay an amount equal to $650,000 from the proceeds of the policy to the person(s) he properly designated or the personal representative of his estate. Upon the death of Mr. Agee after separation of service, we will pay an amount equal to $300,000 from the proceeds of the policy to the person(s) he properly designated or the personal representative of his estate. Upon the death of Ms. Long prior to or after separation of service, we will pay an amount equal to $650,000 from the proceeds of the policy to the person(s) she properly designated or the personal representative of her estate. All proceeds received from the policies in excess of these amounts will be retained by First Citizens to offset the cost of providing these benefits.

Director Compensation

The following table provides information with respect to director compensation for directors who were not Named Executive Officers for the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Eddie E. Anderson	$34,700	$2,500	$ 37,200
J. Walter Bradshaw	18,700	8,500	27,200
James Daniel Carpenter	14,200	8,000	22,200
Richard W. Donner	30,200	7,000	37,200
Larry W. Gibson	30,200	2,000	32,200
Christian Heckler(1)	19,200	1,000	20,200
Ralph E. Henson	29,700	2,500	32,200
Barry T. Ladd	14,200	20,000	34,200
John M. Lannom	37,200	––	37,200
Milton E. Magee	39,200	––	39,200
Allen G. Searcy(2)	37,200	––	37,200
G. W. Smitheal	31,200	1,000	32,200
J. Lee Stewart(3)	4,050	––	4,050
Larry S. White	––	27,200	27,200
Dwight Steven Williams	24,200	8,000	32,200
Katie S. Winchester(1)	1,100	17,600	18,700
Joseph S. Yates	25,200	2,000	27,200

__________________________

(1)	In addition to the director fees listed above, Mr. Heckler and Ms. Winchester also receive additional compensation from First Citizens as they are employees of FCNB.

(2)	Mr. Allen Searcy retired from the board of directors effective February 10, 2015.

(3)	Mr. J. Lee Stewart was appointed to the board of directors effective October 1, 2014.

The board of directors establishes director fees on an annual basis. Directors who are executive officers of FCNB or any of its subsidiaries receive fees for service on the board, but do not receive additional compensation for service on a FCNB board committee. In 2014, directors were paid $600 for each FCNB board meeting attended as well as an annual retainer fee of $9,000. In addition, annual fees were paid in the amount of $3,000 to each of Messrs. Heckler and Agee and in the amount of $1,500 to each of Ms. Winchester and Ms. Long for service on our Southwest Region Advisory Board. This Advisory Board considers issues specific to customers in our southwest markets.

We pay additional amounts annually for service on various FCNB board committees. In 2014, members of the Audit Committee (Messrs. Anderson, Gibson, Ladd, Lannom and Taylor) and Corporate Governance/Nominating/Compensation Committee (Messrs. Donner, Lannom, Magee, Searcy and Taylor) were each paid $10,000 with an additional $2,000 paid to each committee chairman. Outside directors serving on all other FCNB board committees (Trust, CRA, Information Technology and Risk) were paid $5,000, except Executive Committee members (Messrs. Anderson, Donner, Magee, Searcy and White) who received $10,000.

All director fees are paid in cash. Directors may choose to have their fees donated to a charitable organization qualifying under Section 501(c)(3) of the Internal Revenue Code.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management of First Citizens

The table below sets forth, as of February 27, 2015, the beneficial ownership of First Citizens common stock by (i) each person known by First Citizens to be the beneficial owner of more than 5% of the outstanding shares of First Citizens common stock, (ii) each director and nominee, (iii) each of our Named Executive Officers identified in the section above entitled “Executive Compensation – Summary Compensation Table” and (iv) all directors and executive officers as a group. As of February 27, 2015, there were 3,836,721 shares of First Citizens common stock outstanding. First Citizens relied on information supplied by directors, executive officers and beneficial owners for purposes of this table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
First Citizens National Bank Employee Stock Ownership Plan and Trust	681,451		17.76%
Jeffrey D. Agee	11,731	(2)	*
Eddie E. Anderson	12,056		*
Sherrell Armstrong	1,812	(2)	*
J. Walter Bradshaw	32,273		*
Laura Beth Butler	600	(2)	*
James Daniel Carpenter	6,726		*
Richard W. Donner	19,773		*
Larry W. Gibson	10,200		*
Christian E. Heckler	1,494	(2)	*
Ralph E. Henson	15,404	(2)	*
Barry T. Ladd	24,593		*
John M. Lannom	26,840		*
Judy Long	5,304	(2)	*
Milton E. Magee	54,155		1.41%
G. W. Smitheal	20,031		*
J. Lee Stewart	4,619		*
Larry S. White	66,182		1.72%
Dwight Steven Williams	19,193		*
Katie S. Winchester	1,702	(2)	*
Joseph S. Yates	25,418		*
Directors and executive officers as a group (20 persons)	360,106	(2)	9.39%

_________________________

*	Less than one percent.
(1)	The address for all listed beneficial owners is One First Citizens Place, Dyersburg, Tennessee 38024.
(2)

Excludes shares of First Citizens common stock held through the First Citizens National Bank Employee Stock Ownership Plan and Trust (the “ESOP”). As of December 31, 2014 (the most recent date available), the numbers of shares of First Citizens common stock held by directors and Named Executive Officers through the ESOP were as follows:

Name	Number
Jeffrey D. Agee	23,565
Sherrell Armstrong	5,428
Laura Beth Butler	1,809
Christian E. Heckler	2,367
Ralph E. Henson	31,191
Judy Long	19,207
Katie S. Winchester	31,695

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

                We conduct certain transactions with executive officers, directors, principal shareholders and their affiliates (collectively referred to hereafter as “related persons”). Such transactions are conducted in the ordinary course of business and consist primarily of loan and deposit activities. Extensions of credit to related persons are governed by board-approved policies. Such policies are designed and implemented to comply with applicable regulations including but not limited to Regulation O (12 CFR 215). Our Code of Conduct provides guidance regarding transactions with related persons. Written policies and procedures as well as the Code of Conduct require related person transactions to be entered into under substantially the same terms as unrelated person transactions. All non-lending transactions with related persons of a material nature must be approved by the board of directors.

                Banking transactions with related persons are  made in the ordinary course of business on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable loans with persons not related to the Company. Loans to related persons do not involve more than a normal risk of collectability or present other unfavorable features.  These loans aggregated $12.9 million and represented approximately 8.9% of total equity capital as of December 31, 2011.

For additional information regarding related party transactions, see Not 18 to the Consolidated Financial Statements for the year ended December 31, 2014 included in Item 8 of this Annual Report on Form 10-K.

Director Independence

                The Corporate Governance Committee of the board of directors of the Company has determined that a majority of our directors are independent, as that term is defined below.  The Corporate Governance Committee has determined that Messrs. Agee, Heckler and Stewart and Mss. Long and Winchester are not independent, because each is an employee of FCNB or SHB.  Although Mr. White meets the criteria defined below for independence, the Corporate Governance Committee does not consider Mr. White to be independent because he serves as Managing Partner of First Citizens/White and Associates Insurance Company, which is a 50% owned subsidiary of FCNB. The Corporate Governance Committee annually reviews relationships that exist between the Company and each director and his or her related interests for the purpose of determining whether the director is independent. The full board conducts this review on directors serving as members of the Corporate Governance Committee. A director is presumed to be independent unless the director (or his or her immediate family members):

  Has been an employee or executive of the Company or the Banks at any time during the last three years;

  Has been an employee or partner of the Company’s independent registered public accounting firm at any time during the last three years;

  Is an owner, partner, employee or director of an entity with material relationships (i.e., makes payments to, or receives payments from, the Company which exceed the greater of $1 million or 2% of the entity’s gross revenues) with the Company, either as a vendor or customer, except in situations where revenues are generated as a result of a competitive bid process in which the board determines the business relationship is in the best interest of the Company; or

  Receives more than $100,000 per year in direct compensation from the Company, other than director and related fees.

These independence standards can also be found in the “About – Investor Relations – Governance Guidelines – Director Independence” section of our website at www.FirstCNB.com.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee has selected Alexander Thompson Arnold PLLC as our independent registered public accounting firm for the year ending December 31, 2014.  We are presenting this proposal to the shareholders for ratification at the Company’s 2015 annual meeting of shareholders. A representative of Alexander Thompson Arnold PLLC is expected to be present at the meeting, will have the opportunity to make a statement and will be available to respond to appropriate questions.

                Total fees paid to Alexander Thompson Arnold PLLC for the fiscal years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Audit Fees(1)	$115,975	$104,954
Audit-Related Fees	–	–
Tax Fees(2)	20,350	19,400
All Other Fees	–	–
Total	$136,325	$124,354

__________________________

(1)

Audit fees for the years ended December 31, 2014 and 2013 consisted principally of fees for professional services in connection with the audit of the Company’s consolidated financial statements and the audit of internal control over financial reporting as well as various statutory and compliance audits.

(2)	Tax fees for the years ended December 31, 2014 and 2013 consisted principally of fees for professional services for tax compliance, tax advice and tax planning.

                The Audit Committee reviews and pre-approves each audit and non-audit service provided by Alexander Thompson Arnold PLLC prior to its engagement to perform such services. The Audit Committee has not adopted any other pre-approval policies or procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

1.  Financial Statements.  The following financial statements of the Company are set forth in Item 8 above:

  Reports of Independent Registered Public Accounting Firm;
  Consolidated Balance Sheets as of December 31, 2014 and 2013;
  Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012;
  Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income for the years ended December 31, 2014, 2013 and 2012;
  Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and
  Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules.  All schedules are omitted because they are not applicable or are not required, or because the information is included in the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

3. Exhibits.  The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit Number		Description of Exhibits
2.1	–	Agreement and Plan of Merger, dated as of March 20, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (4)
2.2	–	First Amendment to Agreement and Plan of Merger, dated as of June 27, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (4)
2.3	–	Second Amendment to Agreement and Plan of Merger, dated as of August 14, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (4)
3.1	–	Charter of First Citizens Bancshares, Inc., as amended. (1)
3.2	–	Articles of Amendment to the Charter of First Citizens Bancshares, Inc. (3)
3.3	–	Bylaws of First Citizens Bancshares, Inc., as amended. (1)
4.1	–	Specimen Common Stock Certificate. (4)
10.1	–	Form of Amendment to Executive Employment Agreement for Jeffrey D. Agee and Judy D. Long. (1)
10.2	–	Form of First Citizens National Bank Amended and Restated Split Dollar Agreement. (1)
10.3	–	Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Jeffrey D. Agee, dated April 21, 1994. (1)
10.4	–	Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Judy D. Long, dated April 15, 1998. (1)
10.5	–	Form of First Citizens National Bank Imputed Income Tax Reimbursement Agreement. (1)
10.6	–	Employment Agreement by and among First Citizens Bancshares, Inc. and Katie S. Winchester, effective as of January 1, 2012. (2)
10.7	–	Employment Agreement by and between First Citizens Bancshares, Inc. and Lee Stewart dated July 16, 2014. (3)
10.8	–	Employment Agreement by and between First Citizens Bancshares, Inc. and Steve Ledbetter dated July 16, 2014. (3)
10.9	–	Employment Agreement by and between First Citizens Bancshares, Inc. and Virginia Kibble dated July 16, 2014. (3)
10.10	–	Loan Agreement, dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (5)
10.11	–	Pledge and Security Agreement, dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (5)
10.12	–	Promissory Note (Fixed Rate), dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (5)
10.13	–	Promissory Note (Floating Rate), dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (5)
21.1	–	List of subsidiaries of First Citizens Bancshares, Inc.*

31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.1	–

Pursuant to Rule 405 of Regulation S-T, the following financial information from First Citizens Bancshares Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1) Incorporated by reference to First Citizens Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-11709).
(2) Incorporated by reference to First Citizens Bancshares, Inc.’s Current Report on Form 8-K filed on September 23, 2011 (File No. 000-11709).

(3)       Incorporated by reference to First Citizens Bancshares, Inc.’s Registration Statement on Form S-4 filed on July 18, 2014 (File No. 333-197512).

(4)       Incorporated by reference to First Citizens Bancshares, Inc.’s Registration Statement on Form S-4/A filed on August 21, 2014 (File No. 333-197512).

(5)       Incorporated by reference to First Citizens Bancshares, Inc.’s Current Report on Form 8-K filed on October 1, 2014 (File No. 333-197512).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CITIZENS BANCSHARES, INC.

/s/ Jeffrey D. Agee
Jeffrey D. Agee
President and Chief Executive Officer

Dated: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2015.

/s/ Katie S. Winchester	/s/ Larry W. Gibson	/s/ Milton E. Magee
Katie S. Winchester	Larry W. Gibson	Milton E. Magee
Chairman	Director	Director
/s/ Jeffrey D. Agee	/s/ Christian E. Heckler	/s/ G W Smitheal
Jeffrey D. Agee	Christian E. Heckler	Green Smitheal
President and Chief Executive Officer, Director	Director	Director
/s/ Eddie E. Anderson	/s/ Ralph E. Henson
Eddie E. Anderson	Ralph E. Henson	J. Lee Stewart
Director	Director	Director
/s/ J. Walter Bradshaw	/s/ Barry T. Ladd	/s/ Larry S. White
J. Walter Bradshaw	Barry T. Ladd	Larry S. White
Director	Director	Director
/s/ J. Daniel Carpenter	/s/ John M. Lannom	/s/ Dwight S. Williams
J. Daniel Carpenter	John M. Lannom	Dwight S. Williams
Director	Director	Director
/s/ Richard W. Donner	/s/ Judy Long	/s/ Joseph S. Yates
Richard W. Donner	Judy Long	Joseph S. Yates
Director	Chief Operating Officer, Executive Vice President and Director	Director

EXHIBIT INDEX

Exhibit Number		Description of Exhibits
2.1	–	Agreement and Plan of Merger, dated as of March 20, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (4)
2.2	–	First Amendment to Agreement and Plan of Merger, dated as of June 27, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (4)
2.3	–	Second Amendment to Agreement and Plan of Merger, dated as of August 14, 2014, between First Citizens Bancshares, Inc. and Southern Heritage Bancshares, Inc. (4)
3.1	–	Charter of First Citizens Bancshares, Inc., as amended. (1)
3.2	–	Articles of Amendment to the Charter of First Citizens Bancshares, Inc. (3)
3.3	–	Bylaws of First Citizens Bancshares, Inc., as amended. (1)
4.1	–	Specimen Common Stock Certificate. (4)
10.1	–	Form of Amendment to Executive Employment Agreement for Jeffrey D. Agee and Judy D. Long. (1)
10.2	–	Form of First Citizens National Bank Amended and Restated Split Dollar Agreement. (1)
10.3	–	Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Jeffrey D. Agee, dated April 21, 1994. (1)
10.4	–	Executive Employment Agreement by and between First Citizens Bancshares, Inc. and Judy D. Long, dated April 15, 1998. (1)
10.5	–	Form of First Citizens National Bank Imputed Income Tax Reimbursement Agreement. (1)
10.6	–	Employment Agreement by and among First Citizens Bancshares, Inc. and Katie S. Winchester, effective as of January 1, 2012. (2)
10.7	–	Employment Agreement by and between First Citizens Bancshares, Inc. and Lee Stewart dated July 16, 2014. (3)
10.8	–	Employment Agreement by and between First Citizens Bancshares, Inc. and Steve Ledbetter dated July 16, 2014. (3)
10.9	–	Employment Agreement by and between First Citizens Bancshares, Inc. and Virginia Kibble dated July 16, 2014. (3)
10.10	–	Loan Agreement, dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (5)
10.11	–	Pledge and Security Agreement, dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (5)
10.12	–	Promissory Note (Fixed Rate), dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (5)
10.13	–	Promissory Note (Floating Rate), dated as of October 1, 2014, by and between First Citizens Bancshares, Inc. and First Tennessee Bank, National Association. (5)
21.1	–	List of subsidiaries of First Citizens Bancshares, Inc.*

31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.1	–

Pursuant to Rule 405 of Regulation S-T, the following financial information from First Citizens Bancshares Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1) Incorporated by reference to First Citizens Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-11709).
(2) Incorporated by reference to First Citizens Bancshares, Inc.’s Current Report on Form 8-K filed on September 23, 2011 (File No. 000-11709).

(3)       Incorporated by reference to First Citizens Bancshares, Inc.’s Registration Statement on Form S-4 filed on July 18, 2014 (File No. 333-197512).

(4)       Incorporated by reference to First Citizens Bancshares, Inc.’s Registration Statement on Form S-4/A filed on August 21, 2014 (File No. 333-197512).

(5)       Incorporated by reference to First Citizens Bancshares, Inc.’s Current Report on Form 8-K filed on October 1, 2014 (File No. 333-197512).

* Filed herewith.

